Form 10-Q
period 2009-06-30
GRAFTECH INTERNATIONAL LTD
filed 2009-07-31
CIK 931148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of July 14, 2009, 120,347,841 shares of common stock, par value $.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	At December 31, 2008	At June 30, 2009
	(as adjusted— see Note 4)
ASSETS
Current Assets:
Cash and cash equivalents	$11,664	$17,629
Accounts and notes receivable, net of allowance for doubtful accounts of $4,110 at December 31, 2008 and $5,042 at June 30, 2009	146,986	92,208
Inventories	290,397	275,773
Prepaid expenses and other current assets	14,376	6,199

Total current assets	463,423	391,809

Property, plant and equipment	873,932	927,115
Less: accumulated depreciation	536,562	572,061

Net property, plant and equipment	337,370	355,054
Deferred income taxes	1,907	8,366
Goodwill	7,166	8,573
Other assets	12,887	13,486
Investment in non-consolidated affiliate	118,925	65,413
Restricted cash	1,451	1,470

Total assets	$943,129	$844,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,132	$38,980
Interest payable	953	967
Short-term debt	9,347	12,019
Accrued income and other taxes	34,861	22,964
Other accrued liabilities	140,330	55,052

Total current liabilities	240,623	129,982

Long-term debt:
Principal value	50,328	53,514
Fair value adjustments for hedge instruments	191	165
Unamortized bond premium	38	33

Total long-term debt	50,557	53,712

Other long-term obligations	118,272	121,251
Deferred income taxes	29,087	28,727
(see Contingencies – Note 14)
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 150,000,000 shares authorized at December 31, 2008 and 225,000,000 authorized at June 30, 2009, 122,634,854 shares issued at December 31, 2008 and 123,894,101 shares issued at June 30, 2009	1,226	1,239
Additional paid-in capital	1,290,381	1,296,494
Accumulated other comprehensive loss	(355,960)	(327,500)
Accumulated deficit	(317,752)	(346,373)
Less: cost of common stock held in treasury, 3,974,345 shares at December 31, 2008 and June 30, 2009	(112,511)	(112,511)
Less: common stock held in employee benefit and compensation trusts, 55,728 shares at December 31, 2008 and 68,809 shares at June 30, 2009.	(794)	(850)

Total stockholders’ equity	504,590	510,499

Total liabilities and stockholders’ equity	$943,129	$844,171

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2009	2008	2009
	(as adjusted— see Note 4)		(as adjusted— see Note 4)
Net sales	$319,538	$157,774	$609,540	$291,800
Cost of sales	205,188	112,086	387,089	214,018

Gross profit	114,350	45,688	222,451	77,782

Research and development	1,835	3,109	4,100	5,177
Selling and administrative	23,688	23,095	46,279	44,730
Restructuring charges (credits)	190	—	342	(32)

Operating income	88,637	19,484	171,730	27,907

Equity in losses of and write-down of investment in non-consolidated affiliate	—	54,602	—	53,390
Other expense (income), net	2,919	3,270	23,954	(2,264)
Interest expense	5,782	1,421	13,432	3,068
Interest income	(206)	(184)	(578)	(301)

Income (loss) before provision for income taxes	80,142	(39,625)	134,922	(25,986)
Provision for (benefit from) income taxes	34,285	(2,534)	52,383	2,636

Net income (loss)	$45,857	$(37,091)	$82,539	$(28,622)

Basic income (loss) per common share:
Net income (loss) per share	$0.43	$(0.31)	$0.79	$(0.24)

Weighted average common shares outstanding	106,050	119,893	104,161	119,402

Diluted earnings (loss) per common share:
Net income (loss) per share	$0.41	$(0.31)	$0.75	$(0.24)

Weighted average common shares outstanding	119,521	119,893	118,581	119,402

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2008	2009
	(as adjusted— see Note 4)
Cash flow from operating activities:
Net income (loss)	$82,539	$(28,622)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,416	16,202
Deferred income taxes	11,092	848
Equity in losses of and write-down of investment in non-consolidated affiliate	—	53,390
Gain on redemption of Debentures	(4,060)	—
Currency losses (gains)	14,313	(3,682)
Post retirement obligation, severance and pension plan changes	1,581	5,398
Stock based compensation, including incentive compensation paid in company stock	2,373	4,958
Interest expense	6,969	660
Other charges, net	2,617	12,599
Dividends from non-consolidated affiliate	—	122
(Increase) decrease in working capital *	(35,002)	3,403
Long-term assets and liabilities	2,523	(4,845)

Net cash provided by operating activities	102,361	60,431

Cash flow from investing activities:
Capital expenditures	(27,554)	(29,964)
Proceeds from derivative instruments	224	263
Investment in non-consolidated affiliate, net of $388 cash received	(134,611)	—
Proceeds from sale of assets	18	69
Increase in restricted cash	(166)	(19)

Net cash used in investing activities	(162,089)	(29,651)

Cash flow from financing activities:
Short-term debt borrowings	14,993	2,529
Revolving Facility borrowings	155,625	114,715
Revolving Facility reductions	(70,810)	(112,000)
Long-term debt reductions	(124,508)	(129)
Excess tax benefit from stock-based compensation	12,136	10
Supply chain financing	—	(30,115)
Long-term financing obligations	—	(536)
Purchase of treasury shares	(5,323)	—
Proceeds from exercise of stock options	36,315	57

Net cash provided by (used in) financing activities	18,428	(25,469)

Net (decrease) increase in cash and cash equivalents	(41,300)	5,311
Effect of exchange rate changes on cash and cash equivalents	122	654
Cash and cash equivalents at beginning of period	54,741	11,664

Cash and cash equivalents at end of period	$13,563	$17,629

* Net change in working capital due to the following components:

(Increase) decrease in current assets:
Accounts and notes receivable	$(48,186)	$73,693
Effect of factoring on accounts receivable	23,773	(15,818)
Inventories	(5,559)	30,467
Prepaid expenses and other current assets	(976)	(841)
Restructuring payments	(816)	(11)
Increase (decrease) in accounts payable and accruals	3,276	(84,101)
(Decrease) increase in interest payable	(6,514)	14

(Increase) decrease in working capital	$(35,002)	$3,403

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

(2) New Accounting Standards

Recently Adopted Accounting Standards

Convertible Debentures

In January 2009, we adopted the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 applied to our convertible debt instruments (“Debentures”) that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. Even though we extinguished our Debentures in June 2008, we were required to apply FSP APB 14-1 retrospectively to our previously issued financial statements for the periods in which the Debentures were outstanding. The effect and disclosures required by the adoption of FSP APB 14-1 are included in Note 4.

Earnings Per Share

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

Derivative Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The statement amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 is effective for our fiscal and interim period financial statements beginning 2009. The adoption of SFAS No. 161 did not have a material impact our financial position or results of operation because it only provides for additional disclosure. The required disclosures are included in Note 17.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of subsequent events, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165, which is effective beginning with this Quarterly Report on Form 10-Q, requires disclosure of the date through which we evaluated subsequent events which, for a public entity is the date the financial statements are issued.

We evaluated subsequent events through July 30, 2009, the date we issued these financial statements.

Long-lived Assets

In April 2008 the FASB approved FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. It is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. The FSP also requires expanded disclosure related to the determination of useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to the effective date. The adoption of FSP FAS 142-3 did not have a material impact on our consolidated financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. The statement, which replaces Statement 141, Business Combinations, substantially changes the accounting for and reporting of business combinations including (i) expanding the definition of a business and a business combination; (ii) requiring all assets and liabilities of the acquired business, including goodwill, contingent assets and liabilities, and contingent consideration to be recorded at fair value on the acquisition date; (iii) requiring acquisition-related transaction and restructuring costs to be expensed rather than accounted for as acquisition costs; and (iv) requiring reversal of valuation allowances related to deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings. We will apply this statement for all future business combinations.

On April 1, 2009, the FASB approved FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends Statement 141(R) and eliminates the distinction between contractual and non-contractual contingencies. Under FSP FAS 141(R), an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. We will apply this interpretation for all future business combinations.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Measurements

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

On April 9, 2009, the FASB approved (1) FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (2) FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment, and (3) FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.

FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. We were required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption; it requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP FAS 157-4 did not have a material impact on our financial position or results of operation because it only provides for additional disclosure.

FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We were required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption; it requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our financial position or results of operation because it only provides for additional disclosure.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting. We were required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption; it requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our financial position or results of operation because it only provides for additional disclosure.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recently Issued Accounting Standards

Benefit Plans

In December 2008, the FASB approved FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. These disclosures include how investment allocation decisions are made; information about major categories of plan assets, significant concentrations of risks within plan assets, and fair value measurements of plan assets. Our effective date is December 31, 2009; we are not required to present the disclosures for prior periods. The adoption of FSP No. 132(R)-1 will not have a material impact on our financial position or results of operation because it only provides for additional disclosure.

Other

The FASB recently announced that on July 1, 2009, the FASB Accounting Standards Codification (“Codification”) will become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”), excluding the guidance issued by the Securities Exchange Commission (“SEC”). The Codification does not change GAAP; instead, it introduces a new structure arranged within Topics, Subtopics, Sections, and Subsections. We are required to apply the Codification to our September 30, 2009 interim financial statements and do not anticipate that it will have a material effect on our financial position or results of operation.

On June 29, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FAS 162 (“FAS 168”) which establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by us in the preparation of our financial statements in conformity with GAAP. It recognizes that rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for us. We shall first apply FAS 168 to our September 30, 2009 interim financial statements; we do not anticipate that it will have a material effect on our financial position or results of operation.

On June 12, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which requires consolidation of a variable interest entity in an entity has a controlling interest. We are required to adopt SFAS No. 167 beginning in 2010.

On April 13, 2009, the SEC issued Staff Accounting Bulletin (“SAB”) No. 111 that amends Topic 5.M. entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. This SAB maintains the SEC staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. On June 4, 2009, the SEC issued SAB No. 112 to bring existing interpretive guidance into conformity with recent pronouncements by the FASB, namely SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. We do not expect the issuance of these SAB’s to have a material impact on our financial statements.

(3) Stock-Based Compensation

In the three months ended June 30, 2008 and 2009, we recognized $1.5 million and $0.8 million, respectively, in stock-based compensation expense. A majority of the expense, $1.4 million and $0.7 million respectively, was recorded as selling and administrative expenses in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales and research and development.

In the six months ended June 30, 2008 and 2009, we recognized $2.7 million and $1.3 million, respectively, in stock-based compensation expense. A majority of the expense, $2.5 million and $1.2 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales and research and development.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2009, the total compensation cost related to non-vested restricted stock and stock options not yet recognized was $3.2 million, which will be recognized over the weighted average life of 1.1 years.

During 2008, we approved a performance share award program under our long-term incentive plan. Under this program, a maximum of 597,000 shares of performance shares, which represent the right to receive shares contingent upon the achievement of one or more performance measures, will be issued to eligible employees. These new awards are both service and performance based. Eligible employees must remain employed with the company for a three year period, which began in the first quarter of 2009, and also meet specific performance targets established for each year for the awards to vest. If performance targets are not met at a minimum of a 50% level, the employees forfeit their awards for that specific annual grant. The maximum number of shares that can be earned, 597,000, is based on meeting the targets at a 150% of target level for all three years. The performance targets for 2009 were established in February 2009. We recognized expense of $0.1 million in the six months ended June 30, 2009 related to these awards, which assumes the 2009 targets will be met at a 100% target level.

Restricted stock activity under the plans for the six months ended June 30, 2009 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2009	640,152	$9.05
Granted	326,881	8.36
Vested	(386,437)	9.19
Forfeited	(21,701)	11.70

Outstanding at June 30, 2009	558,895	$8.45

Stock option activity under the plans for the six months ended June 30, 2009 was as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2009	1,359,238	$8.84
Granted	5,000	9.52
Vested	—	—
Exercised	(10,500)	5.50
Forfeited	(14,000)	15.80

Outstanding at June 30, 2009	1,339,738	$8.79

During the three months ended June 30, 2009, we made payments under our employee incentive compensation plan to eligible employees. Our executive officers and certain members of senior management received 50% of their award in company stock. This resulted in the issue of 592,536 shares of common stock.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Adoption of FSP APB 14-1

As mentioned in Note 2, we were required to retrospectively change our method of accounting for the Debentures during the period they were outstanding to comply with FSP APB 14-1 (the “FSP”).

Initial Measurement Accounting

On January 22, 2004, GTI issued $225.0 million aggregate principal amount of Debentures which were scheduled to mature on January 15, 2024, unless earlier converted, redeemed or repurchased. The FSP required us to separate the proceeds from the Debentures into two accounting components at issuance:

1.	a debt component, representing the fair value of the Debentures as if they had no conversion rights, and

2.	an equity component, representing the difference between the proceeds from the issuance of the Debentures and the fair value of the debt component.

The amount allocated to the equity component was accounted for as debt discount. We also allocated the transaction costs to the liability and equity components in proportion to the allocation of proceeds and accounted for them as debt issuance costs and equity issuance costs, respectively.

The debt discount and debt issuance costs not allocated to equity were amortized over the period to the first conversion date (7 years) using the interest method and recorded as interest expense. Because the amounts allocated to equity were not deductible for income tax purposes, we recorded the tax effects as adjustments to additional paid-in capital.

Redemption Accounting

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

Under the FSP, we allocated the fair value of the consideration transferred (13.6 million shares of common stock with an aggregate value of $366.4 million) to the fair values of the debt component ($194.7 million) and the equity component ($171.7 million) immediately prior to the redemption. A $4.1 million gain was recognized for the difference between the amount allocated to the debt component and the sum of the carrying amount of the debt, unamortized debt discount, and issuance costs at conversion. At redemption, we recorded additional valuation allowance of $9.9 million as a result of the reduction of the deferred tax liability for the difference in debt discount and debt issuance costs expense recognized for financial and tax reporting.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Effect of restatement

The effect of adopting the FSP on our balance sheet at December 31, 2008, and our statement of operations for the three and six months ended June 30, 2008 follows (dollars in thousands except per share data):

	Previously reported	Retrospectively Adjusted
Balance Sheet as of December 31, 2008
Additional paid-in capital	$1,268,980	$1,290,381
Accumulated deficit	(296,351)	(317,752)
Statement of Operations for the three months ended June 30, 2008
Gain on redemption	—	4,060
Interest expense	3,790	5,782
Income from continuing operations	78,074	80,141
Income taxes	24,382	34,285
Net income	53,692	45,857
Basic income per common share	0.51	0.43
Diluted income per common share	0.46	0.41
Statement of Operations for the six months ended June 30, 2008
Gain on redemption	—	4,060
Interest expense	9,476	13,432
Income from continuing operations	134,818	134,921
Income taxes	42,480	52,383
Net income	92,338	82,539
Basic income per common share	0.89	0.79
Diluted income per common share	0.80	0.75

(5) Earnings Per Share

Basic and diluted EPS are calculated using the following data:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2009	2008	2009
	(In thousands, except share data)
Net income (loss) as reported	$45,857	$(37,091)	$82,539	$(28,622)
Interest on Debentures, net of tax benefit	802	—	1,718	—
Amortization of Debentures issuance costs, net of tax benefit	2,377	—	4,772	—

Net income (loss) as adjusted	$49,036	$(37,091)	$89,029	$(28,622)

Weighted average common shares outstanding for basic calculation	106,050,313	119,892,961	104,160,899	119,401,815
Add: Effect of stock options and restricted stock	1,870,313	—	1,834,515	—
Add: Effect of Debentures	11,600,335	—	12,585,447	—

Weighted average common shares outstanding for diluted calculation	119,520,961	119,892,961	118,580,861	119,401,815

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 92,398 shares in the three months ended June 30, 2008 and 1,018,856 shares in the six months ended June 30, 2008 because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods. There is no dilution for the three or six months ended June 30, 2009 as we are in a net loss position for both periods.

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

The following tables summarize financial information concerning our reportable segments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2009	2008	2009
	(Dollars in thousands)
Net sales to external customers:
Industrial materials	$275,121	$129,834	$523,410	$234,355
Engineered solutions	44,417	27,940	86,130	57,445

Total net sales	$319,538	$157,774	$609,540	$291,800

Segment operating income:
Industrial materials	$79,646	$16,369	$154,311	$23,158
Engineered solutions	8,991	3,115	17,419	4,749

Total segment operating income	$88,637	$19,484	$171,730	$27,907

Reconciliation of segment operating income to income (loss) before provision for income taxes:
Equity in loss and write-down of investment in non-consolidated affiliate	—	54,602	—	53,390
Other expense (income), net	2,919	3,270	23,954	(2,264)
Interest expense	5,782	1,421	13,432	3,068
Interest income	(206)	(184)	(578)	(301)

Income (loss) before provision for income taxes	$80,142	$(39,625)	$134,922	$(25,986)

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7) Investment in and Advances to Non-Consolidated Affiliate

Acquisition

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

Write-down of Investment to Its Fair Value

We perform an assessment of our investment in Seadrift for impairment whenever changes in the facts and circumstances indicate that a loss in value has occurred, which is other than temporary. Because Seadrift is privately-held, we determine the fair value using an income approach (based upon the present value of expected future cash flows using discount rates commensurate with the risks of the investment).

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

At June 30, 2009, we determined that Seadrift’s reported and projected operating losses were triggering events requiring us to assess if there was a loss in value that is other than temporary. The fair value of Seadrift reflected reductions in the estimated future cash flows based on a lower expectation of volume and reduced growth and profitability resulting primarily from the downturn in the economy. We determined that the fair value was less than our carrying value and that the loss in value was other than temporary. We recorded a $52.8 million noncash impairment to recognize this other than temporary loss in value. Because the impairment reduced the difference between the carrying amount of our investment and its tax basis, we recorded a net tax benefit of $7.4 million representing the net change of the deferred tax liability and the restoration of the valuation allowance recognized at the acquisition.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Equity in Earnings (Losses) and Summarized Financial Information

Our equity earnings are based on Seadrift’s results of operations with a one-month lag because its accounting close cycle and preparation of financial statements occurs subsequent to our reporting deadline. We include an estimate for the effect of Seadrift’s LIFO inventory accounting on interim periods. Seadrift reported net sales and net loss for the three months ended May 31, 2009 of $9.7 million and $2.3 million, respectively; and net sales and net income, adjusted for the LIFO impact recognized by the company in 2008, for the six months ended May 31, 2009 of $52.7 million and $11.1 million, respectively.

Our statement of operations for the three months ended June 30, 2009 includes our equity in the losses of Seadrift for the second quarter, on a one-month lag, of $0.4 million and the amortization of the difference between our cost of the investment and the net assets of Seadrift assigned to the long-lived assets of $1.3 million. Our statement of operations for the six months ended June 30, 2009 includes our equity in the income of Seadrift for the first half of 2009, on a one-month lag, of $2.1 million and the amortization of the difference between our cost of the investment and the net assets of Seadrift assigned to the long-lived assets of $2.7 million.

Loan to Seadrift

In late June and early July 2009, Seadrift entered into agreements to borrow up to $17.0 million from certain of its shareholders, which includes GrafTech. We agreed to loan up to $8.5 million. On July 2, 2009, we loaned Seadrift $6.0 million. We will record the loan at an amount that reasonably approximates the market value of the note. Seadrift has borrowed $6.0 million from the other shareholders as of July 30, 2009.

Borrowings under these agreements are evidenced by Senior Subordinated Non-Negotiable Demand Notes that are subordinate to Seadrift’s revolving credit agreement. The Demand Notes cannot be repaid until all indebtedness under Seadrift’s revolving credit agreement have been paid in full and the obligation to make any further loans or advances has ceased and terminated. The Demand Notes bear interest at 10%, payable quarterly in arrears. Seadrift also pays a 1% servicing fee to the lender at the time of a borrowing.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Other Expense (Income), Net

The following table presents an analysis of other expense (income), net:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2009	2008	2009
	(Dollars in thousands)
Currency (gains) losses	$(2,772)	$2,973	$12,692	$(3,378)
Loss on extinguishment of debt	—	—	4,725	—
Gain on derecognition of Debentures	(4,060)	—	(4,060)	—
Debenture make-whole payment	9,034	—	9,034	—
Loss (gain) on sale of assets	40	(47)	(8)	(64)
Bank and other financing fees	538	431	983	936
Loss on the sale of accounts receivable	235	69	575	147
Other	(96)	(156)	13	95

Total other expense (income), net	$2,919	$3,270	$23,954	$(2,264)

We have non-dollar-denominated intercompany loans between GrafTech Finance and certain of our foreign subsidiaries. At December 31, 2008 and June 30, 2009, the aggregate principal amount of these loans was $558.4 million and $565.7 million, respectively (based on currency exchange rates in effect at such dates). These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. Certain of these loans had been deemed to be essentially permanent prior to settlement and, as a result, remeasurement gains and losses on these loans were recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of the Consolidated Balance Sheets. The loans remaining are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Operations. For the three months ended June 30, 2008 and 2009, we had a net total of $2.8 million of currency gains and $3.0 million of currency losses, respectively, due to the remeasurement of intercompany loans and the effect of transaction gains and losses related to foreign subsidiaries whose functional currency is the US dollar. For the six months ended June 30, 2008 and 2009, we had a net total of $12.7 million of currency losses and $3.4 million of currency gains, respectively, due to the remeasurement of intercompany loans and the effect of transaction gains and losses related to foreign subsidiaries whose functional currency is the US dollar.

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

In connection with the conversion of our $225 million of Convertible Senior Debentures in the three months ended June 30, 2008, we incurred a $9.0 million charge related to the make-whole provision. This charge represented the present value of all remaining scheduled interest payments from the date of conversion through January 15, 2011. We also recorded a gain of $4.1 million upon derecognition, as discussed in Note 4.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) Benefit Plans

The components of our consolidated net pension and postretirement cost (benefit) are set forth in the following tables:

	Pension Benefits
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2009	2008	2009
	(Dollars in thousands)
Service cost	$246	$157	$492	$313
Interest cost	2,890	2,619	5,780	5,239
Expected return on plan assets	(3,254)	(2,909)	(6,509)	(5,819)
Amortization of transition obligation	(22)	2	(43)	3
Amortization of prior service cost	34	11	68	22
Amortization of unrecognized loss	497	319	995	639
Settlements	171	—	171	—

Net cost	$562	$199	$954	$397

	Post Retirement Benefits
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2009	2008	2009
	(Dollars in thousands)
Service cost	$120	$93	$240	$186
Interest cost	554	554	1,108	1,107
Amortization of prior service benefit	(332)	(319)	(664)	(639)
Amortization of unrecognized loss	1,051	967	2,102	1,936

Net cost	$1,393	$1,295	$2,786	$2,590

We provide postretirement benefits for eligible retired employees – pooled participants, a closed group of retirees that existed under the former parent company; and non-pooled participants, GrafTech employees who began working prior to 2001 and remain working for us until retirement. Effective July 1, 2009, we amended our plan to eliminate the benefit for certain non-pooled participants. The effect of this amendment is to reduce our accumulated plan benefit by $0.8 million which will be recorded in the third quarter of 2009.

(10) Long-Term Debt and Liquidity

The following table presents our long-term debt:

	At December 31, 2008	At June 30, 2009
	(Dollars in thousands)
Revolving Facility	$30,000	$33,312

Senior Notes:
Senior Notes due 2012	19,906	19,906
Fair value adjustments for terminated hedge instruments*	191	165
Unamortized bond premium	38	33

Total Senior Notes	20,135	20,104

Other European debt	422	296

Total	$50,577	$53,712

*	Fair value adjustments for terminated hedge instruments will be amortized as a credit to interest expense over the remaining term of the Senior Notes.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our Revolving Facility will mature in July 2010, and will be classified as current debt in our Consolidated Balance Sheet beginning July 2009, unless refinanced prior to issuance of such financial statements.

In the six months ended June 30, 2008, we redeemed a total of $125 million of the outstanding principal amount of the 10 1/4% Senior Notes, due 2012, at 103.417% plus accrued interest, as discussed in Note 8.

The fair value of our long-term debt was $52.6 million at June 30, 2009.

(11) Inventories

Inventories are comprised of the following:

	At December 31, 2008	At June 30, 2009
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$130,615	$119,004
Work in process	111,995	110,263
Finished goods	49,895	47,853

	292,505	277,120
Reserves	(2,108)	(1,347)

	$290,397	$275,773

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Costs in excess of normal absorption at June 30, 2009 were $9.3 million, which were accounted for under the provisions of SFAS No. 151, Inventory Costs – an amendment of APB No. 43, Chapter 4. SFAS No. 151 requires us to recognize abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) as current period charges. SFAS No. 151 also requires that we allocate fixed production overheads to the costs of conversion based on normal capacity of the production facilities. The unabsorbed costs were attributable to adjustments of fixed production overheads to the costs of conversion based on normal capacity versus actual levels, due to production levels being below normal capacity in the first and second quarter.

(12) Interest Expense

The following table presents an analysis of interest expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2009	2008	2009
	(Dollars in thousands)
Interest incurred on debt	$2,999	$1,038	$7,831	$2,302
Amortization of fair value adjustments for terminated hedge instruments	(45)	(13)	(116)	(26)
Amortization of premium on Senior Notes	(9)	(3)	(23)	(6)
Amortization of discount on Debentures	2,204	—	4,409	—
Amortization of debt issuance costs	566	345	1,191	690
Interest incurred on other items	67	54	140	108

Total interest expense	$5,782	$1,421	$13,432	$3,068

(13) Other Comprehensive Income

Other comprehensive income consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2009	2008	2009
	(Dollars in thousands)
Net income (loss)	$45,857	$(37,091)	$82,539	$(28,622)
Other comprehensive income:
Foreign currency translation adjustments	(6,008)	(42,107)	(29,613)	(25,087)
Amortization of prior service costs and unrecognized gains and losses, net of tax of $0, $0, $0, and $982, respectively	(1,210)	(1,841)	(2,442)	(1,800)
Natural gas derivatives and other, net of tax of $0, $30, $0, and $30, respectively	113	(1,438)	(131)	(1,573)

Total comprehensive income	$38,752	$(82,477)	$50,353	$(57,082)

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

Product Warranties

We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. The following table presents the activity in this accrual for the six months ended June 30, 2009:

(Dollars in Thousands)
Balance at January 1, 2009	$913
Product warranty charges	1,721
Payments and settlements	(707)

Balance at June 30, 2009	$1,927

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

Provisions in the Revolving Facility restrict the payment of dividends by our subsidiaries to the Parent. At June 30, 2009, retained earnings of our subsidiaries subject to such restrictions were approximately $1,276 million. Investments in subsidiaries are recorded on the equity basis.

The following table sets forth condensed consolidating balance sheets at December 31, 2008 and June 30, 2009 and condensed consolidating statements of operations and cash flows for each of the three month and six months ended June 30, 2008 and 2009 of the Parent, Finco, all other U.S. Guarantors and the Non-Guarantors.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

at June 30, 2009

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$110	$6,733	$(40)	$10,826	$—	$17,629
Intercompany loans	—	234,588	6,698	691,091	(932,377)	—
Intercompany accounts receivable	—	8,959	—	10,783	(19,742)	—
Accounts receivable - third party	—	—	22,381	69,827	—	92,208

Accounts and notes receivable, net	—	243,547	29,079	771,701	(952,119)	92,208
Inventories	—	—	55,001	220,772	—	275,773
Prepaid expenses and other current assets	—	88	2,097	4,014	—	6,199

Total current assets	110	250,368	86,137	1,007,313	(952,119)	391,809

Property, plant and equipment, net	—	—	85,450	269,604	—	355,054
Deferred income taxes	—	—	1,490	6,876	—	8,366
Intercompany loans	—	565,748	—	—	(565,748)	—
Investments in affiliates	510,389	—	551,477	—	(1,061,866)	—
Goodwill	—	—	—	8,573	—	8,573
Other assets	—	1,664	5,417	6,405	—	13,486
Investment in non-consolidated affiliate	—	—	65,413	—	—	65,413
Restricted cash	—	—	—	1,470	—	1,470

Total assets	$510,499	$817,780	$795,384	$1,300,241	$(2,579,733)	$844,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$9,424	$29,556	$—	$38,980
Interest payable	—	960	—	7	—	967
Intercompany loans	—	699,329	231,134	21,641	(952,104)	—
Third party loans	—	8,200	—	3,819	—	12,019

Short-term debt	—	707,529	231,134	25,460	(952,104)	12,019
Accrued income and other taxes	—	—	4,067	18,897	—	22,964
Other accrued liabilities	—	144	21,445	33,463	—	55,052

Total current liabilities	—	708,633	266,070	107,383	(952,104)	129,982

Long-term debt	—	53,416	—	296	—	53,712
Intercompany loans	—	—	—	565,748	(565,748)	—
Other long-term obligations	—	—	75,027	46,224	—	121,251
Deferred income taxes	—	—	(371)	29,098	—	28,727
Stockholders’ equity	510,499	55,731	454,658	551,492	(1,061,881)	510,499

Total liabilities and stockholders’ equity	$510,499	$817,780	$795,384	$1,300,241	$(2,579,733)	$844,171

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Three Months June 30, 2008

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$74,057	$245,481	$—	$319,538
Cost of sales	—	—	36,919	168,269	—	205,188

Gross profit	—	—	37,138	77,212	—	114,350
Research and development	—	—	1,807	28	—	1,835
Selling, administrative, and other expenses	—	—	14,647	9,041	—	23,688
Restructuring charges	—	—	1	189	—	190

Operating income	—	—	20,683	67,954	—	88,637

Other (income) expense, net	4,980	(15,767)	(940)	(6,907)	21,553	2,919
Interest expense	3,179	11,820	1,888	10,448	(21,553)	5,782
Interest income	—	(12)	—	(194)	—	(206)

Income (loss) before provision for (benefit from) income taxes	(8,159)	3,959	19,735	64,607	—	80,142
Provision for (benefit from) income taxes	9,899	280	9,942	14,164	—	34,285

Income (loss) from continuing operations	(18,058)	3,679	9,793	50,443	—	45,857
Equity (deficit) in earnings of subsidiaries	63,915	—	50,443	—	(114,358)	—

Net income (loss)	$45,857	$3,679	$60,236	$50,443	$(114,358)	$45,857

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Three Months June 30, 2009

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$42,298	$115,476	$—	$157,774
Cost of sales	—	—	34,408	77,678	—	112,086

Gross profit	—	—	7,890	37,798	—	45,688
Research and development	—	—	3,103	6	—	3,109
Selling, administrative, and other expenses	—	—	16,936	6,159	—	23,095
Restructuring charges	—	—	—	—	—	—

Operating income	—	—	(12,149)	31,633	—	19,484

Equity in losses and write-down of investment in non-consolidated affiliate	—	—	54,602	—	—	54,602

Other (income) expense, net	—	(6,049)	642	(10,828)	19,905	3,270
Interest expense	—	10,954	1,182	8,790	(19,905)	1,421
Interest income	—	—	(35)	(149)	—	(184)

Income (loss) before provision for (benefit from) income taxes	—	(4,905)	(68,540)	33,820	—	(39,625)
Provision for (benefit from) income taxes	—	—	(5,247)	2,713	—	(2,534)

Income (loss) from continuing operations	—	(4,905)	(63,293)	31,107	—	(37,091)
Equity (deficit) in earnings of subsidiaries	(37,091)	—	31,107	—	5,984	—

Net income (loss)	$(37,091)	$(4,905)	$(32,186)	$31,107	$5,984	$(37,091)

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Six Months June 30, 2008

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$132,558	$476,982	$—	$609,540
Cost of sales	—	—	103,781	283,308	—	387,089

Gross profit	—	—	28,777	193,674	—	222,451
Research and development	—	—	4,073	27	—	4,100
Selling, administrative, and other expenses	—	—	28,918	17,361	—	46,279
Restructuring charges	—	—	(1)	343	—	342

Operating income	—	—	(4,213)	175,943	—	171,730

Other (income) expense, net	4,980	(7,985)	2,234	(18,961)	43,686	23,954
Interest expense	6,495	24,205	5,770	20,648	(43,686)	13,432
Interest income	—	(211)	—	(367)	—	(578)

Income (loss) before provision for (benefit from) income taxes	(11,475)	(16,009)	(12,217)	174,623	—	134,922
Provision for (benefit from) income taxes	9,903	560	12,906	29,014	—	52,383

Income (loss) from continuing operations	(21,378)	(16,569)	(25,123)	145,609	—	82,539
Equity (deficit) in earnings of subsidiaries	103,917	—	145,609	—	(249,526)	—

Net income (loss)	$82,539	$(16,569)	$120,486	$145,609	$(249,526)	$82,539

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Six Months June 30, 2009

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$91,348	$200,452	$—	$291,800
Cost of sales	—	—	74,792	139,226	—	214,018

Gross profit	—	—	16,556	61,226	—	77,782
Research and development	—	—	5,157	20	—	5,177
Selling, administrative, and other expenses	—	—	29,338	15,392	—	44,730
Restructuring charges	—	—	—	(32)	—	(32)

Operating income	—	—	(17,939)	45,846	—	27,907

Equity in earnings of and write-down of investment in non-consolidated affiliate	—	—	53,390	—	—	53,390
Other (income) expense, net	—	(13,666)	(7,379)	(19,762)	38,543	(2,264)
Interest expense	—	21,659	2,510	17,442	(38,543)	3,068
Interest income	—	—	(35)	(266)	—	(301)

Income (loss) before provision for (benefit from) income taxes	—	(7,993)	(66,425)	48,432	—	(25,986)
Provision for (benefit from) income taxes	—	—	(2,851)	5,487	—	2,636

Income (loss) from continuing operations	—	(7,993)	(63,574)	42,945	—	(28,622)
Equity (deficit) in earnings of subsidiaries	(28,622)	—	42,945	—	(14,323)	—

Net income (loss)	$(28,622)	$(7,993)	$(20,629)	$42,945	$(14,323)	$(28,622)

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Cash Flows

for the Six Months Ended June 30, 2008

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Cash flow from operating activities:
Net income	$82,539	$(16,569)	$120,486	$145,609	$(249,526)	$82,539
Adjustments to reconcile net income to net cash used in:
Depreciation and amortization	—	—	2,950	14,466	—	17,416
Deferred income taxes	9,903	—	606	583	—	11,092
Gain on redemption of Debentures	(4,060)	—	—	—	—	(4,060)
Restructuring charges	—	—	—	342	—	342
Currency losses	—	14,313	—	—	—	14,313
Stock based compensation	2,373	—	—	—	—	2,373
Interest expense	4,141	2,828	—	—	—	6,969
Other non-cash charges (credits), net	(137,692)	(278,699)	40,171	282,970	97,232	3,982
(Increase) decrease in working capital	(305)	(109,529)	(25,170)	(177,387)	277,389	(35,002)
(Gain) loss on sale of assets	—	—	(18)	26	—	8
Long-term assets and liabilities	—	—	1,069	1,320	—	2,389

Net cash used in operating activities	(43,101)	(387,656)	140,094	267,929	125,095	102,361
Cash flow from investing activities:
Inter-company receivable/payable	—	390,945	—	(265,824)	(125,121)	—
Capital expenditures	—	—	(5,484)	(22,070)	—	(27,554)
Proceeds from derivative instruments	—	224	—	—	—	224
Purchase of equity investment	—	—	(134,611)	—	—	(134,611)
Proceeds from sale of assets	—	—	—	18	—	18
Increase in restricted cash	—	—	—	(166)	—	(166)

Net cash used in investing activities	—	391,169	(140,095)	(288,042)	(125,121)	(162,089)
Cash flow from financing activities:
Short-term debt borrowings, net	—	12,000	—	2,993	—	14,993
Revolving Facility borrowings	—	155,625	—	—	—	155,625
Revolving Facility reductions	—	(70,810)	—	—	—	(70,810)
Long term debt reduction	—	(124,508)	—	—	—	(124,508)
Excess tax benefit	12,136	—	—	—	—	12,136
Purchase of treasury shares	(5,323)	—	—	—	—	(5,323)
Proceeds from exercise of stock options	36,315	—	—	—	—	36,315

Net cash used in financing activities	43,128	(27,693)	—	2,993	—	18,428
Net decrease in cash and cash equivalents	27	(24,180)	—	(17,120)	(26)	(41,300)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	122	—	122
Cash and cash equivalents at beginning of period	168	31,021	—	23,670	(118)	54,741

Cash and cash equivalents at end of period	$195	$6,841	$—	$6,672	$(143)	$13,563

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Cash Flows

for the Six Months Ended June 30, 2009

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Cash flow from operating activities:
Net (loss) income	$(28,622)	$(7,993)	$(20,629)	$42,945	$(14,323)	$(28,622)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	—	3,165	13,037	—	16,202
Deferred income taxes	—	—	(598)	1,446	—	848
Equity in losses of and write-down of investment in non-consolidated affiliate	—	—	53,390	—	—	53,390
Currency gains	—	—	—	(3,682)	—	(3,682)
Post retirement obligation and pension plan changes	(54)	—	4,628	824	—	5,398
Stock based compensation, including incentive compensation paid in company stock	4,958	—	—	—	—	4,958
Interest expense	—	660	—	—	—	660
Other charges, net	23,630	(6,916)	(6,570)	(9,190)	11,645	12,599
Dividends from non-consolidated affiliate	—	—	122	—	—	122
Decrease (increase) in working capital	—	10,163	(19,752)	10,314	2,678	3,403
Long-term assets and liabilities	—	—	(3,226)	(1,619)	—	(4,845)

Net cash (used in) provided by operating activities	(88)	(4,086)	10,530	54,075	—	60,431
Cash flow from investing activities:
Inter-company loans receivable/payable/debt	—	7,431	(5,670)	(1,761)	—	—
Capital expenditures	—	—	(4,974)	(24,990)	—	(29,964)
Proceeds from derivative instruments	—	(1,540)	—	1,803	—	263
Proceeds from sale of assets	—	—	54	15	—	69
Change in restricted cash	—	—	—	(19)	—	(19)

Net cash provided by (used in) investing activities	—	5,891	(10,590)	(24,952)	—	(29,651)
Cash flow from financing activities:
Short-term debt borrowings, net	—	1,500	(321)	1,350	—	2,529
Revolving Facility borrowings	—	114,715	—	—	—	114,715
Revolving Facility reductions	—	(112,000)	—	—	—	(112,000)
Long term debt reduction	—	—	—	(129)	—	(129)
Excess tax benefit from stock based compensation	10	—	—	—	—	10
Supply chain financing	—	—	—	(30,115)	—	(30,115)
Long-term financing obligations	—	—	—	(536)	—	(536)
Purchase of treasury shares	—	—	—	—	—	—
Proceeds from exercise of stock options	57	—	—	—	—	57

Net cash provided by (used in) financing activities	67	4,215	(321)	(29,430)	—	(25,469)
Net (decrease) increase in cash and cash equivalents	(21)	6,020	(381)	(307)	—	5,311
Effect of exchange rate changes on cash and cash equivalents	—	—	—	654	—	654
Cash and cash equivalents at beginning of period	131	713	341	10,479	—	11,664

Cash and cash equivalents at end of period	$110	$6,733	$(40)	$10,826	$—	$17,629

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(16) Income Taxes

We compute an estimated annual effective tax rate on a quarterly basis, considering ordinary income and related income tax expense. Ordinary income refers to income (loss) before income tax expense excluding significant, unusual, or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs. These items may include the cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, impairment charges, adjustments to prior period uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment of the realizability of deferred tax assets.

The provision for income taxes for the three months ended June 30, 2009 and 2008 was a tax benefit of $2.5 million on pretax loss of $39.6 million, and a tax expense of $34.3 million on pretax income of $80.1 million. The effective tax rates were 6.4% and 42.8% for the three months ended June 30, 2009 and 2008, respectively. The effective tax rate for the three months ended June 30, 2009 results from not fully realizing the benefit of the $52.8 million Seadrift impairment charge, as described in note 7 above, due to the reestablishment of valuation allowances against tax attributes in the U.S.

The provision for income taxes for the six months ended June 30, 2009 and 2008 was a tax expense of $2.6 million on pretax loss of $26.0 million and a tax expense of $52.4 million on pretax income of $134.9 million. The effective tax rates were 10.1% and 38.8% for the six months ended June 30, 2009 and 2008, respectively. The effective tax rate for the six months ended June 30, 2009 results from not fully realizing the benefit of the $52.8 million Seadrift impairment charge, as described in Note 7, due to the reestablishment of valuation allowances against tax attributes in the U.S.

Our cumulative year-to-date unrecognized tax benefits have decreased by $1.8 million, primarily as a result of the settlement of tax positions taken in a prior period, of which $0.9 million has a favorable impact on our effective tax rate. As of June 30, 2009, we had unrecognized tax benefits of $9.0 million, which would have a favorable impact on our effective tax rate. It is reasonably possible that a reduction in a range of $1.5 million to $2.5 million of unrecognized tax benefits may occur within 12 months as a result of the expiration of statutes of limitation.

We file income tax returns in the U.S. federal and state jurisdictions, and various non-U.S. jurisdictions. All U.S. tax years prior to 2005 are closed by statute or have been audited and settled with the U.S. tax authorities. We have also closed our 2005-2007 income tax audit with the French tax authorities, and for most other jurisdictions we are still open to examination beginning after 2003.

Our tax provisions for the three months ended June 30, 2009 and 2008 were primarily for taxes on our international income. We continue to adjust the tax provision rate through the establishment, or release, of non-cash valuation allowances attributable to the U.S. and certain non-U.S. taxing jurisdictions, including U.S. foreign tax credit utilization. We weigh both positive and negative evidence in determining whether a valuation allowance is required. Examples of positive evidence would include a strong earnings history, an event or events that would increase our taxable income through a continued reduction of expenses, and tax planning strategies that would indicate an ability to realize deferred tax assets. The positive evidence does not yet outweigh the negative evidence in regards to whether or not a valuation allowance is required.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(17) Derivative Instruments

We use derivative instruments as part of our overall foreign currency and commodity risk management strategies to manage the risk of exchange rate movements that would reduce the value of our foreign cash flows and to minimize commodity price volatility. Foreign currency exchange rate movements create a degree of risk by affecting the value of sales made and costs incurred in currencies other than the US Dollar. We do not enter into derivative financial instruments for speculative or trading purposes and did not during the three or six months ended June 30, 2009 or 2008.

None of our derivative contracts contain provisions that would require us to provide collateral. Derivative contracts that we may enter into in the future may contain such provisions. Since the counterparties to these financial instruments are large commercial banks and similar financial institutions, we do not believe that we are exposed to material counterparty credit risk, despite the current worldwide economic situation. We do not anticipate nonperformance by any of the counter-parties to our instruments.

The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At June 30, 2009 and December 31, 2008, the fair values of our derivatives and their respective balance sheet locations are presented in the following table:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(Dollars in thousands)
As of June 30, 2009
Foreign currency contracts	Other current assets	$554	—	$—
Commodity forward contracts	—	—	Other current liabilities	327

Total fair value		$554		$327
As of December 31, 2008
Foreign currency contracts	Other current assets	$203	—	$—
Commodity forward contracts	—	—	Other current liabilities	1,511

Total fair value		$203		$1,511

The location and amount of realized (gains) losses recognized in the Statement of Operations for derivatives are as follows for the three and six months June 30, 2009:

		Amount of (Gain) Loss Recognized
		(Dollars in thousands)
Three months ended June 30,	Location	2009	2008
Foreign currency contracts	Cost of goods sold / Other (income) expense	$(1,790)	$—
Commodity forward contracts	Cost of goods sold	1,108	(143)

Six months ended June 30,	Location	2009	2008
Foreign currency contracts	Cost of goods sold / Other (income) expense	$(2,330)	$—
Commodity forward contracts	Cost of goods sold	2,066	(252)

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Foreign Currency Contracts

In 2008 and 2009, we entered into foreign exchange contracts as economic hedges of anticipated cash flows denominated in the Mexican peso and Brazilian real. These contracts were entered into to protect the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates between the US Dollar and either the Mexican peso or Brazilian real. As of June 30, 2009, we had outstanding Mexican peso and Brazilian real forward exchange contracts, with aggregate notional amounts of $6.0 million. The forward exchange contracts outstanding as of June 30, 2009 have several maturity dates ranging from September to December 2009.

Commodity Forward Contracts

In 2008 and 2009, we entered into commodity forward contracts as economic hedges of exposure to variability of commodity prices for natural gas. We entered into these contracts to protect against the risk that the eventual cash flows related to purchases of natural gas will be adversely affected by future changes in prices. As of June 30, 2009 and December 31, 2008, we had outstanding natural gas commodity forward contracts with notional amounts of $0.8 million and $4.4 million, respectively. The commodity forward contracts outstanding as of June 30, 2009 have several maturity dates ranging from July to September 2009.

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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our expectations and targets are not predictors of actual performance and historically our performance has deviated, often significantly, from our expectations and targets. Actual future events and circumstances (including future results and trends) could differ materially, positively or negatively, from those set forth in these statements due to various factors. These factors include:

•

the possibility that the challenging global economic conditions which continue to prevail may continue to depress or further decrease the demand for electric arc furnace (“EAF”) steel which may, in turn, further decrease demand for our graphite electrodes;

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

•

the possibility that current economic disruptions may result in idling or closing of blast furnace capacity or delay of blast furnace capacity additions which may affect demand and prices for our refractory products;

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

the possibility that challenging conditions or changes in the capital markets will limit our ability to obtain financing, including the renewal of our Revolving Facility which matures in 2010, for growth and other initiatives, on acceptable terms or at all;

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

Global and regional economic conditions remained relatively stable in the first half of 2008. In September 2008 it became apparent that the global economy was entering into difficult times due to the financial industry crisis, which have continued into 2009. Credit markets became frozen, liquidity diminished, and business activity slowed at an extreme pace leading the global economy into its worst crisis in 60 years.

Due to the negative global economic situation and falling steel demand from key steel end-markets, such as automotive, construction, and appliances, we continue to see low global steel utilization rates in the second quarter of 2009. Based on company market information and published reports, the year to date global capacity utilization is approximately 69% compared to 88% for the same period last year. The year-to-date global capacity utilization, excluding China, is approximately 60% compared to 93% for the same period last year. According to published reports, the United States steel industry is currently operating at approximately 45% and 44% capacity utilization for the three and six months ended June 30, 2009 compared to 89% utilization for both the three and six months ended June 30, 2008.

Industrial materials demand is primarily linked with the global production of steel in an electric arc furnace and, to a lesser extent, with the total production of steel and certain other metals. During the three and six months ended June 30, 2009, global steel production, excluding China, has decreased by 34% and 35% compared to the same periods last year. China’s steel production increased by 1% during the three and six months ended June 30, 2009. Global steel production decreased by 20% and 21% for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008.

EAF steel production has followed a similar trend as overall steel production. During the three and six months ended June 30, 2009, we estimate that EAF steel production, excluding China, decreased by 31% and 32% compared to the same periods last year. China’s estimated EAF steel production increased by 1% during the three and six months ended June 30, 2009. Global EAF steel production decreased by 27% and 28% for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008.

Generally, changes in graphite electrode demand have tracked changes in EAF steel production. Because there has been significant inventory destocking by EAF steel manufacturers, the recent reduction in graphite electrode demand has generally preceded the EAF steel production cuts. As a result, we believe that graphite electrode industry operating rates will be significantly lower than EAF steel industry operating rates during periods of inventory destocking. During the first half of 2009, many EAF steel customers delayed making new purchases in an effort to work down existing graphite electrode inventory levels. Based on recent market indicators, there are emerging signs that graphite electrode inventory destocking will be completed by the end of the year.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Outlook

Consensus among economists is that the rate of global economic decline may be slowing. However, the financial markets remain vulnerable. A contraction in growth rates is expected for advanced economies such as the United States and Europe. While in emerging countries such as China, India, and Brazil, economists expect very low growth compared with recent historical trends.

The challenging environment of the first half of 2009 for our Industrial Materials business segment continues and we expect a similar scenario for at least the second half of 2009. However, based on company market information and published reports, it appears that steel inventory destocking may be completed by the end of the year for most major regions.

It is expected that due to the financial crisis and global economic slowdown, much of the new EAF capacity projected to be started or completed in the 2009-2011 timeframe will be postponed. However, due to economic stimulus plans and infrastructure spending announcements around the world, we believe that there may be some benefit to the steel industry.

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

Results of Operations

Three Months Ended June 30, 2009 as Compared to Three Months Ended June 30, 2008.

Consolidated. Net sales of $157.8 million in the three months ended June 30, 2009 represented a $161.7 million, or 50.6%, decrease from net sales of $319.5 million in the three months ended June 30, 2008. Net sales for both of our operating segments decreased significantly, primarily due to lower demand resulting in lower volumes across all of our product lines. Volume decreases for our industrial materials segment accounted for $162.6 million of this decrease, caused by the drastic declines in demand for steel in the second quarter of 2009 compared to the second quarter of 2008, due in part to inventory destocking by our steel customers. Our engineered solutions segment also had significant volume decreases, which totaled $17.5 million. The strengthening of the US dollar compared to the Euro caused a further decrease in sales of $3.2 million across both segments. These decreases were slightly offset by favorable price/mix and other increases of $21.6 million in the second quarter of 2009 compared to the second quarter of 2008.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cost of sales of $112.1 million in the three months ended June 30, 2009 represented a $93.1 million, or 45.4%, decrease from cost of sales of $205.2 million in the three months ended June 30, 2008. Lower sales volumes drove $95.6 million of this decrease across both of our segments in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Higher raw material and other production costs, including utilities, coupled with changes in product mix, increased operating expenses $2.5 million for the second quarter of 2009 compared to the second quarter of 2008.

Gross profit of $45.7 million in the three months ended June 30, 2009 represented a $68.7 million, or 60%, decrease from gross profit of $114.4 million in the three months ended June 30, 2008. Gross margin decreased to 29.0% of net sales, from 35.8% in the three months ended June 30, 2008.

Research and development expenses increased $1.3 million, from $1.8 million in the three months ended June 30, 2008 to $3.1 million in the three months ended June 30, 2009. This increase was primarily due to the write off of costs incurred on projects that we determined could not be billed or collected.

Selling and administrative expenses decreased slightly to $23.1 million for the three months ended June 30, 2009 compared to $23.7 million for the three months ended June 30, 2008. This decrease was caused by lower sales commissions as a result of lower sales and the impact of cost-saving measures enacted by the company.

During the three months ended June 30, 2009, we recorded a $54.6 million charge, which included an impairment charge of $52.8 million, and our equity in losses, related to our investment in a non-consolidated affiliate.

Other expense was $3.3 million in the three months ended June 30, 2009 compared to $2.9 million in three months ended June 30, 2008. In the three months ended June 30, 2008 we incurred a $9.0 million charge for the Debenture make-whole payment that was made in conjunction with the conversion of the Debentures, offset slightly by a gain of $4.0 million on conversion. During the three months ended June 30, 2008, we had currency gains of $2.8 million, compared to currency losses of $3.0 million during the three months ended June 30, 2009. These currency gains and losses are primarily the result of our euro-denominated inter-company loans between GrafTech Finance and some of our foreign subsidiaries.

The following table presents an analysis of interest expense:

	For the Three Months Ended June 30,
	2008	2009
	(Dollars in thousands)
Interest incurred on debt	$2,999	$1,038
Amortization of fair value adjustments for terminated hedge instruments	(45)	(13)
Amortization of premium on Senior Notes	(9)	(3)
Amortization of discount on Debentures	2,204	–
Amortization of debt issuance costs	566	345
Interest incurred on other items	67	54

Total interest expense	$5,782	$1,421

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Average debt outstanding (long-term debt and the outstanding Revolver) was $75.5 million in the three months ended June 30, 2009 as compared to $282.1 million in the three months ended June 30, 2008. The average annual interest rate for these instruments, excluding amortization of issuance costs and other similar non-cash charges, was 4.3% for both the three months ended June 30, 2008 and 2009. The average debt outstanding decreased in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due primarily to the conversion of the $225.0 million Debentures which occurred during the second quarter of 2008, partially offset by higher average Revolver Facility balances during the three months ended June 30, 2009.

The provision for income taxes for the three months ended June 30, 2009 and 2008 was a tax benefit of $2.5 million on pretax loss of $39.6 million, and a tax expense of $34.3 million on pretax income of $80.1 million. The effective tax rates were 6.4% and 42.8% for the three months ended June 30, 2009 and 2008, respectively. The effective tax rate for the three months ended June 30, 2009 results from not fully realizing the benefit of the $52.8 million Seadrift impairment charge referenced above, due to the reestablishment of valuation allowances against tax attributes in the U.S.

As a result of the matters described above, net loss was $37.1 million in the three months ended June 30, 2009 as compared to income of $45.9 million in the three months ended June 30, 2008.

Segment net sales. The following table represents our net sales by segment for the three months ended June 30, 2008 and 2009:

	For the Three Months Ended June 30,
	2008	2009
	(Dollars in thousands)
Industrial materials	$275,121	$129,834
Engineered solutions	44,417	27,940

Total net sales	$319,538	$157,744

Our analysis of the percentage change in net sales for industrial materials and engineered solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial materials	(59%)	7%	(1%)	(53%)
Engineered solutions	(39%)	4%	(2%)	(37%)

Net sales for the industrial materials segment decreased significantly in the three months ended June 30, 2009 compared to the three months ended June 30, 2008, due to the sharp fall in demand for steel resulting from the global economic crisis and destocking of inventories by our steel customers. Currency rate fluctuations also had a negative impact on sales, driven by the strengthening of the US dollar compared to the Euro. These decreases were offset slightly by an increase in price/mix. The weighted average selling price of our melter and non-melter graphite electrodes has increased by approximately 12% in the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Net sales for engineered solutions decreased in the three months ended June 30, 2009 compared to the three months ended June 30, 2008, due to lower volumes across virtually all of our engineered solutions products. Currency rate fluctuations also had a negative impact on sales, driven by the strengthening of the US dollar compared to the Euro. These decreases were offset slightly by an increase in price/mix, primarily related to our advanced graphite materials products.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Segment operating net income. The following table represents our operating income by segment for the three months ended June 30, 2008 and 2009:

	For the Three Months Ended June 30,
	2008	2009
	(Dollars in thousands)
Industrial materials	$79,646	$16,369
Engineered solutions	8,991	3,115

Total operating income	$88,637	$19,484

Our analysis of the percentage change in segment operating costs and expenses for industrial materials and engineered solutions is set forth in the following table:

	Operating Costs and Expenses For the Three Months Ended June 30,
	(Percentage of sales)
	2008	2009	Change
Industrial materials	71%	87%	16%
Engineered solutions	80%	89%	9%

Segment operating costs and expenses as a percentage of sales for industrial materials increased 16% points in the three months ended June 30, 2009. However, in total, segment operating costs and expenses decreased $82.0 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Operating expenses for this segment declined primarily due to lower sales volumes, which decreased costs by $84.8 million for the entire segment. The strengthening of the US Dollar across certain currencies, decreased costs an additional $1.2 million. These cost decreases were partially offset by an increase in allocated corporate expenses of $2.2 million due primarily to increased research and development costs. Increased raw material and production costs, coupled with product mix changes, resulted in an additional $1.8 million increase to operating expenses in the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Segment operating costs and expenses as a percentage of sales for engineered solutions increased by 9% points to 89%. However, total segment operating costs and expenses decreased by $10.6 million. This decline was primarily the result of lower sales volumes, which decreased operating costs by $10.8 million in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The strengthening of the US Dollar across certain currencies, primarily the Euro, decreased costs by an additional $0.7 million. These decreases in costs were partially offset by raw material and production costs increases, coupled with product mix changes, which resulted in a $0.7 million increase to operating expenses.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Six Months Ended June 30, 2009 as Compared to Six Months Ended June 30, 2008.

Consolidated. Net sales of $291.8 million in the six months ended June 30, 2009 represented a $317.7 million, or 52.1%, decrease from net sales of $609.5 million in the six months ended June 30, 2008. Net sales for both of our operating segments decreased significantly, primarily due to lower demand resulting in lower volumes across all of our product lines. Volume decreases for our industrial materials segment accounted for $316.6 million of this decrease, caused by the drastic declines in demand for steel in the first half of 2009 compared to the first half of 2008, due in part to inventory destocking by our steel customers. Our engineered solutions segment also had significant volume decreases, which totaled $30.7 million. The strengthening of the US dollar compared to the Euro caused a further decrease in sales of $9.5 million across both segments. These decreases were offset slightly by a favorable price/mix and other increases of $39.1 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Cost of sales of $214.0 million in the six months ended June 30, 2009 represented a $173.1 million, or 44.7%, decrease from cost of sales of $387.1 million in the six months ended June 30, 2008. Lower sales volumes drove $175.4 million of this decrease across both of our segments, while currency impacts decreased cost of sales by $16.4 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. These cost of sales decreases were offset by a $9.3 million charge recorded under the provisions of SFAS No. 151, which was attributable to adjustments of fixed production overheads to the costs of conversion based on normal capacity versus actual levels, due to production levels well below normal capacity in the six months ended June 30, 2009. Further, higher raw material and production costs, including utilities, coupled with changes in product mix, increased operating expenses $9.4 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Gross profit of $77.8 million in the six months ended June 30, 2009 represented a $144.7 million, or 65.0%, decrease from gross profit of $222.5 million in the six months ended June 30, 2008. Gross margin decreased to 26.7% of net sales, from 36.5% in the six months ended June 30, 2008.

Research and development expenses increased $1.1 million to $5.2 million in the six months ended June 30, 2009 from $4.1 million in the six months ended June 30, 2008. This increase was primarily due to the write off of costs incurred on projects that we determined could not be billed or collected.

Selling and administrative expenses decreased slightly to $44.7 million for the six months ended June 30, 2009 compared to $46.3 million for the six months ended June 30, 2008. This decrease was caused by lower sales commissions as a result of lower sales and the impact of cost-saving measures enacted by the company, offset slightly by higher bad debt costs.

During the six months ended June 30, 2009, we recorded a $53.4 million charge, which included an impairment charge of $52.8 million, and our equity in losses, related to our investment in a non-consolidated affiliate.

We recorded other income of $2.3 million in the six months ended June 30, 2009 compared to expense of $24.0 million in six months ended June 30, 2008. During the six months ended June 30, 2008, we incurred a $9.0 million charge for the Debenture make-whole payment, which was offset slightly by a $4.0 million gain at conversion. During the six months ended June 30, 2008, we redeemed $125 million of the outstanding principal of our Senior Notes, which resulted in a $4.7 million loss on the extinguishment

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of debt. We incurred currency losses of $12.7 million in the six months ended June 30, 2008, compared to currency gains of $3.4 million in the six months ended June 30, 2009, resulting in a $15.6 million improvement to other expense (income), net.

The following table presents an analysis of interest expense:

	For the Six Months Ended June 30,
	2008	2009
	(Dollars in thousands)
Interest incurred on debt	$7,831	$2,302
Amortization of fair value adjustments for terminated hedge instruments	(116)	(26)
Amortization of premium on Senior Notes	(23)	(6)
Amortization of discount on Debentures	4,409	—
Amortization of debt issuance costs	1,191	690
Interest incurred on other items	140	109

Total interest expense	$13,432	$3,069

Average debt outstanding (long-term debt and the outstanding Revolver) was $70.3 million in the six months ended June 30, 2009 as compared to $331.3 million in the six months ended June 30, 2008. The average annual interest rate for these instruments, excluding amortization of issuance costs and other similar non-cash charges, was 4.4% for the six months ended June 30, 2009 and 4.6% for the six months ended June 30, 2008. The average debt outstanding decreased in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due primarily to the conversion of the $225 million Debentures and $125 million of Senior Notes which occurred during the six months ended June 30, 2008, partially offset by higher average Revolver Facility balances.

Provision for income taxes was a charge of $2.6 million on pretax loss of $26.0 million for the six months ended June 30, 2009 and $52.4 million on pretax income of $134.9 million for the six months ended June 30, 2008. The effective tax rates were 10.1% and 38.8% for the six months ended June 30, 2009 and 2008 respectively. The effective tax rate for the three months ended June 30, 2009 results from not fully realizing the benefit of the $52.8 million Seadrift impairment charge referenced above, due to the reestablishment of valuation allowances against tax attributes in the U.S.

As a result of the matters described above, net loss was $28.6 million in the six months ended June 30, 2009 as compared to income of $82.5 million in the six months ended June 30, 2008.

Segment net sales. The following table represents our net sales by segment for the six months ended June 30, 2008 and 2009:

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Six Months Ended June 30,
	2008	2009
	(Dollars in thousands)
Industrial materials	$523,410	$234,355
Engineered solutions	86,130	57,445

Total net sales	$609,540	$291,800

Our analysis of the percentage change in net sales for industrial materials and engineered solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial materials	(61%)	7%	(1%)	(55%)
Engineered solutions	(35%)	5%	(3%)	(33%)

Net sales for the industrial materials segment decreased significantly in the six months ended June 30, 2009 compared to the six months ended June 30, 2008, due to the sharp fall in demand for steel resulting from the global economic crisis and destocking of inventories by our steel customers. Currency rate fluctuations also had a negative impact on sales, driven by the strengthening of the US dollar compared to the Euro. These decreases were offset slightly by an increase in price/mix. The weighted average selling price of our melter and non-melter graphite electrodes has increased by approximately 11% in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Net sales for engineered solutions decreased in the six months ended June 30, 2009 compared to the six months ended June 30, 2008, due to lower volumes across virtually all of our engineered solutions products. Currency rate fluctuations also had a negative impact on sales, driven by the strengthening of the US dollar compared to the Euro. These decreases were offset slightly by an increase in price/mix, primarily related to our advanced graphite materials products.

Segment operating net income. The following table represents our operating income by segment for the six months ended June 30, 2008 and 2009:

	For the Six Months Ended June 30,
	2008	2009
	(Dollars in thousands)
Industrial materials	$154,311	$23,158
Engineered solutions	17,419	4,749

Total operating income	$171,730	$27,907

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our analysis of the percentage change in segment operating costs and expenses for industrial materials and engineered solutions is set forth in the following table:

	Operating Costs and Expenses For the Six Months Ended June 30,
	(Percentage of sales)
	2008	2009	Change
Industrial materials	71%	90%	19%
Engineered solutions	80%	92%	12%

Segment operating costs and expenses as a percentage of sales for industrial materials increased 19% points in the six months ended June 30, 2009. However, total segment operating costs and expenses decreased $157.9 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Operating expenses for this segment declined primarily due to lower sales volumes, which decreased costs by $156.5 million for the entire segment. The strengthening of the US Dollar across certain currencies, decreased costs an additional $14.8 million. These cost decreases were partially offset by a $9.3 million charge related to SFAS No. 151. Increased raw material and production costs, coupled with product mix changes, resulted in an additional $4.1 million increase to operating expenses in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Segment operating costs and expenses as a percentage of sales for engineered solutions increased by 12% points to 92%. However, total segment operating costs and expenses decreased by $16.0 million. This decline was primarily the result of lower sales volumes, which decreased operating costs by $19.0 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The strengthening of the US Dollar across certain currencies, primarily the Euro, decreased costs by an additional $1.6 million. These decreases in costs were partially offset by raw material and production costs increases, coupled with product mix changes, which resulted in a $4.6 million increase to operating expenses.

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

During the six months ended June 30, 2009, the average exchange rate of the Brazilian real, the euro, Mexican peso and South African rand weakened compared to the US dollar approximately 22.6%, 12.9%, 23.4% and 16.1% respectively, when compared to the average exchange rate for the same period in 2008.

In the case of net sales of industrial materials, the impact of these events was a decrease of about $7.3 million in the six months ended June 30, 2009 as compared to the same period in 2008. In the case of cost of sales of industrial materials, the impact of these events was a decrease of about $14.8 million in the six months ended June 30, 2009 as compared to the same period in 2008.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We have non-dollar-denominated intercompany loans between GrafTech Finance and certain of our foreign subsidiaries. At December 31, 2008 and June 30, 2009, the aggregate principal amount of these loans was $558.4 million and $565.7 million, respectively (based on currency exchange rates in effect at such dates). These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. Certain of these loans had been deemed to be essentially permanent prior to settlement and, as a result, remeasurement gains and losses on these loans were recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of the Consolidated Balance Sheets. The loans remaining are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Operations. For the three months ended June 30, 2008 and 2009, we had a net total of $2.8 million of currency gains and $3.0 million of currency losses, respectively, due to the remeasurement of intercompany loans and the effect of transaction gains and losses related to foreign subsidiaries whose functional currency is the US dollar. For the six months ended June 30, 2008 and 2009, we had a net total of $12.7 million of currency losses and $3.4 million of currency gains, respectively, due to the remeasurement of intercompany loans and the effect of transaction gains and losses related to foreign subsidiaries whose functional currency is the US dollar. To manage certain exposures to specific financial market risks caused by changes in currency exchange rates, we may use various financial instruments as described under “Item 3–Quantitative and Qualitative Disclosures about Market Risk.”

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

Our sources of funds have consisted principally of cash flow from operations and debt and equity financings. Our uses of those funds (other than for operations) have consisted principally of capital expenditures, our equity investment in a non-consolidated affiliate, payment of restructuring costs, pension and post-retirement contributions, debt reduction payments and payments of other obligations. During the second quarter of 2009, we paid out $18.1 million under our employee incentive compensation plan ($3.7 million of which was paid in company stock).

At June 30, 2009, we had short-term debt of $12.0 million, long-term debt of $53.7 million, cash and cash equivalents of $17.6 million and stockholders’ equity of $510.5 million.

As part of our cash management activities, we manage accounts receivable credit risk, collections, and accounts payable vendor terms to maximize our free cash at any given time and minimize accounts receivable losses. In the three and six months ended June 30, 2009, certain subsidiaries sold receivables totaling $9.9 million and $23.7 million, respectively. Proceeds of the sale of receivables were used to reduce debt and to fund operations. If we had not sold receivables, our accounts receivable and our debt would have been about $25.4 million higher at December 31, 2008 and about $9.6 million higher at June 30, 2009. All receivables sold during 2008 and 2009 were sold without recourse, and no amount of accounts receivable sold remained on the Consolidated Balance Sheets at December 31, 2008 and June 30, 2009.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Lower sales volumes for our products and reduced credit quality of our customers may limit the amount of receivables that we sell in the future. Our current receivable sales facility automatically renews for a one year period on June 30, 2010 and each year thereafter unless a termination notice is sent by either party 30 days prior to this date.

During the second half of 2008, we entered into a supply chain financing arrangement with a financing party. Under this arrangement, we essentially assigned our rights to purchase needle coke from our supplier to the financing party. The financing party purchases the product from our supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment for this needle coke will include a mark up (the “Mark-Up”). The Mark-Up is subject to quarterly reviews. In effect, we have a longer period of time to pay the financing party than by purchasing directly from the supplier which helps us maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. During the six months ended June 30, 2009, we purchased $5.4 million of needle coke under this arrangement, and made payments of $56.1 million, including $0.6 million related to the Mark-Up. The majority of this payment, $50.6 million, related to purchases of inventory made in 2008.

Lower demand for our products may continue to diminish our need for needle coke. As such, we may not utilize this financing arrangement to the full extent allowed under the agreement. This agreement automatically renews for one year periods on August 28, 2009 and each year thereafter until a maximum of three years unless a termination notice is sent by either party 90 days prior to this date.

In the event that operating cash flow, the sales of receivables and the financing of needle coke purchases fail to provide sufficient liquidity to meet our business needs, including capital expenditures, we anticipate that any such shortfall would be made up by increased borrowings available under our Revolving Facility.

We use cash and cash equivalents, cash flow from operations, funds from receivable factoring arrangements and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as well as cash on hand as our primary sources of liquidity. The Revolving Facility is secured and provides - subject to certain conditions (including a maximum senior secured leverage ratio test) - for maximum borrowings of up to $215.0 million. Additionally, the facility has an accordion feature that permits GrafTech Finance to establish incremental credit facilities thereunder in an aggregate amount, together with the Revolving Facility, of up to $425 million, if certain additional conditions are met (including a maximum senior secured leverage ratio test). Although we are currently in compliance with such additional conditions, given the current economic environment, we are uncertain if we would be able to fully utilize this feature. Eleven banks are participants in our credit facility. All of these eleven banks currently have S&P ratings of A- or better. Based on these ratings, we do not foresee a significant risk that our availability under this current facility may be reduced due to the financial positions of the lenders. Also, our Revolving Facility will mature in July 2010. We believe that our credit and economic conditions will reasonably allow us to extend or refinance the Revolving Facility before such date. However, we cannot assure that we will be able to do so, or that the conditions of such refinancing will be comparable to current conditions, especially if financial markets conditions deteriorate further.

At June 30, 2009, $33.3 million was drawn from the facility, and $165.7 million was available (after consideration of outstanding revolving and swingline loans of $8.2 million and letters of credit of $7.8 million). It is possible that our future ability to borrow under the Revolving Facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Revolving Facility.

We also have approximately $100 million of working capital liquidity available to us through our factoring and supply chain financing arrangements currently in place. However, we may be unable to fully utilize this amount due to lower accounts receivable balances, reduced credit ratings of our customers, or decreased inventory purchases.

As of June 30, 2009, we had a corporate S&P rating of BB- and a Moody’s rating of Ba2. However, continued deterioration of the current economic environment, the termination of our accounts receivable factoring program or the termination of our supply chain financing agreement may result in higher borrowings on our Revolving Facility, which could negatively impact our rating.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At June 30, 2009, we were in compliance with all applicable financial and other covenants contained in the Senior Notes and the Revolving Facility. These covenants include maintaining an interest coverage ratio of at least 1.75 and a maximum senior secured leverage ratio of 2.25 based on a rolling average of the prior four quarters. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants over the next twelve months. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

At June 30, 2009, the Revolving Facility had an effective interest rate of 2.1% and our $19.9 million principal amount of Senior Notes had a fixed rate of 10.25%. At June 30, 2009, 70% (or $45.6 million) of our total debt consists of variable rate obligations.

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

Typically, our cash flow from operations fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, and other factors, including our incentive compensation program payout in the second quarter of 2009, which used approximately $14.2 million of cash.

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

Our debt and other obligations could have a material impact on our liquidity. Cash flow from operations and borrowings under our Revolving Facility services payment of our debt and other obligations, thereby reducing funds available to us for other purposes. Although our current debt level is relatively low, continued or further downturns in the global economy may require increased borrowings under our Revolving Facility, particularly if our accounts receivable and supply chain financing arrangements are terminated or the level of our receivables or purchases do not result in borrowing capacity under such arrangements. Such downturns could significantly negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.

Based on expected operating results and expected cash flows, we expect to be in compliance with applicable financial covenants in 2009.

In order to seek to minimize our credit risks, we reduced our sales of, or refused to sell (except for cash on delivery), our products to some customers and potential customers. In the current economic environment, our customers may experience liquidity shortages or difficulties in obtaining credit, including letters of credit. Although we have experienced an increase in our unrecovered trade receivables worldwide during 2009 compared to prior periods due to the global economic slow-down, the total has not been material during the last 3 years individually or in the aggregate. We cannot assure you that we will not be materially adversely affected by accounts receivable losses in the future. In addition, we have historically factored a portion of our accounts receivable and used the proceeds to reduce debt. Our ability to factor accounts receivable in the future may be limited by lower receivables balances as a result of decreased sales or by reduced credit ratings of customers.

We may continue from time to time and at any time to redeem or to repurchase Senior Notes in open market or privately negotiated transactions, opportunistically on terms that we believe to be favorable. We did not repurchase any Senior Notes during the three or six months ended June 30, 2009. During the six months ended June 30, 2008, we redeemed a total of $125 million of our Senior Notes. These purchases were, and any future purchases may be, effected for cash (from cash and cash equivalents, borrowings under the Revolving Facility or new credit facilities, or proceeds from sale of debt or equity securities or assets), in exchange for common stock or other equity or debt securities, or a combination thereof. We will evaluate any such transaction in light of then prevailing market conditions and our then current and prospective liquidity and capital resources, including projected and potential needs and prospects for access to capital markets. Any such transactions may, individually or in the aggregate, be material.

We occasionally enter into natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure, as described under “Quantitative and Qualitative Disclosure about Market Risks” in this Report. At June 30, 2009, these contracts represented a liability of $0.3 million.

We occasionally enter into foreign currency exchange contracts to hedge our exposure against the Mexican Peso and the Brazilian Real. At June 30, 2009, these contracts represented an asset of $0.6 million.

Cash Flow Provided by Operating Activities. Cash flow provided by operating activities was $60.4 million in the six months ended June 30, 2009 as compared to $102.4 million in the six months ended June 30, 2008, a decrease of $42.0 million.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash provided by net income, after adding back the effect of non-cash items, was $61.8 million for the six months ended June 30, 2009. We incurred a $53.4 million charge related to the equity in losses and write-down of investment in our non-consolidated affiliate. Other non-cash charges included depreciation and amortization of $16.2 million, $0.8 million of deferred income taxes, $5.4 million of pension and post-retirement plan changes, interest expense of $0.7 million, stock-based compensation of $5.0 million, and other charges of $12.6 million. These non-cash charges were slightly offset by currency gains of $3.7 million. During the six months ended June 30, 2009, we received $0.1 million of dividends from our non-consolidated affiliate, and used cash of $4.8 million to reduce certain of our long-term liabilities. Working capital provided cash of $3.4 million for the six months ended June 30, 2009, due primarily to a $57.9 decrease in accounts receivable, including the effects of factoring, and a $30.0 million decrease in inventories. These sources of cash were offset by an $84.1 million decrease in accounts payable and accruals, and a $0.8 million increase in prepaid and other assets.

Cash provided by net income, after adding back the effect of non-cash items, was $134.8 million for the six months ended June 30, 2008. Non-cash items included $17.4 million of depreciation and amortization, $14.3 million of foreign currency losses, primarily from inter-company loans, $7.0 million in interest expense, an $11.1 million change in deferred income taxes, $2.4 million of stock based compensation expense and $0.1 million net of other items. Changes in working capital used cash flow of $35.0 million for the six months ended June 30, 2008, due primarily to a $24.4 million increase in accounts receivable, including the effects of factoring, driven by higher sales in the six months ended June 30, 2008. Other working capital uses of cash were a $5.6 million increase in inventories, a $1.0 million increase in prepaid assets, $0.8 million of restructuring payments, and a $6.5 million decrease in interest payable. These uses of cash were offset slightly by a $3.3 million increase in accounts payable and accrued expenses.

Cash Flow Used in Investing Activities. Cash flow used in investing activities was $29.7 million in the six months ended June 30, 2009 compared to $162.1 million in the six months ended June 30, 2008.

In the six months ended June 30, 2009, capital expenditures were $30.0 million, and the settlement of derivative instruments provided cash of $0.3 million.

In the six months ended June 30, 2008, we used a net $134.6 million of cash to purchase our equity investment of Seadrift Coke LP. Capital expenditures used an additional $27.6 million of cash. The settlement of derivative instruments provided an additional $0.2 million.

Cash Flow Provided by (Used in) Financing Activities. Cash flow used in financing activities was $25.5 million in the six months ended June 30, 2009, compared to cash provided by financing activities of $18.4 million in the six months ended June 30, 2008.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the six months ended June 30, 2009, we borrowed a net $2.7 million under our Revolving Facility, and had other short-term borrowings of $2.5 million. We used these borrowings primarily to fund working capital requirements and for capital expenditures. We also repaid $30.1 million for needle coke purchases under our supply chain financing arrangement.

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

Currency Rate Management. We enter into foreign currency instruments from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, net, relating to non-dollar denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments, which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. Forward exchange contracts and purchased currency options are carried at market value. The outstanding contracts at June 30, 2009 and December 31, 2008 represented unrealized gains of $0.6 million and $0.2 million, respectively.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Commercial Energy Rate Management. We periodically enter into natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. The outstanding contracts at December 31, 2008 represented an unrealized loss of $1.5 million. The outstanding contracts at June 30, 2009 represented an unrealized loss of $0.3 million.

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

Sensitivity Analysis. We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates on gross margin and changes in interest rates on interest expense. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for the six months ended June 30, 2009 by about $6.3 million. Based on this analysis, a hypothetical increase in interest rates of 100 basis points would have increased our interest expense by $0.2 million for the six months ended June 30, 2009.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level as of June 30, 2009.

Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2009 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings

The information required in response to this Item is set forth under “Contingencies” in Note 14 to the Notes to Consolidated Financial Statements contained in this Report, and such description is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

On May 19, 2009, GTI held its annual meeting of stockholders in Parma, Ohio.

At the meeting, the stockholders elected directors, and the shares present at the meeting were voted for or withheld from each nominee, as follows:

Name of Director	Number of Shares Cast For	Number of Shares Withheld
Randy W. Carson	105,944,864	2,572,045
Mary B. Cranston	104,133,293	4,383,616
Harold E. Layman	105,169,230	3,347,679
Ferrell P. McClean	104,434,761	4,082,148
Michael C. Nahl	100,169,249	8,347,660
Frank A. Riddick III	104,247,259	4,269,650
Craig S. Shular	104,797,265	3,719,644

At the meeting, the stockholders also voted on the following proposals:

•	To approve an amendment to the 2005 Equity Incentive Plan to increase the number of shares authorized for awards by 4,000,000 shares;

•	To approve an amendment to the Amended and Restated Certificate of Incorporation of the Corporation to increase the number of shares of common stock authorized for issuance by 75,000,000 shares; and

•	To approve the adoption of the Executive Incentive Compensation Plan.

All such proposals were approved. The shares present at the meeting were voted on each of the proposals as follows:

Proposal	Number of Shares Cast For	Percentage of Shares Cast For	Number of Shares Cast Against	Number of Shares Abstaining	Number of Broker Non-Votes
Amendment to the 2005 Equity Incentive Plan	82,271,724	88.18%	6,890,655	4,145,808	15,208,722
Amendment to the Amended and Restated Certificate of Incorporation	104,355,845	96.16%	3,966,474	194,590	0
Adoption of the Executive Incentive Compensation Plan	100,318,544	92.44%	7,986,602	211,763	0

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Item 6. Exhibits

The exhibits listed in the following table have been filed as part of this Report.

Exhibit Number	Description of Exhibit
10.1	GrafTech International 2005 Equity Incentive Plan – Amendment 2

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark R. Widmar, Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark R. Widmar, Vice President and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.

Date: July 30, 2009	By:	/s/ Mark R. Widmar
Mark R. Widmar
Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	GrafTech International 2005 Equity Incentive Plan – Amendment 2

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark R. Widmar, Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark R. Widmar, Vice President and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document