Form 10-Q
period 2009-09-30
GRAFTECH INTERNATIONAL LTD
filed 2009-10-29
CIK 931148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2009

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

As of October 16, 2009, 120,406,896 shares of common stock, par value $.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	At December 31, 2008	At September 30, 2009
	(as adjusted— see Note 4)
ASSETS
Current Assets:
Cash and cash equivalents	$11,664	$8,665
Accounts and notes receivable, net of allowance for doubtful accounts of $4,110 at December 31, 2008 and $5,061 at September 30, 2009	146,986	104,450
Inventories	290,397	251,802
Loan to non-consolidated affiliate	—	6,000
Prepaid expenses and other current assets	14,376	19,044

Total current assets	463,423	389,961

Property, plant and equipment	873,932	957,015
Less: accumulated depreciation	536,562	591,672

Net property, plant and equipment	337,370	365,343
Deferred income taxes	1,907	6,516
Goodwill	7,166	8,784
Other assets	12,887	12,089
Investment in non-consolidated affiliate	118,925	64,460
Restricted cash	1,451	2,450

Total assets	$943,129	$849,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,132	$41,248
Interest payable	953	7
Short-term debt	9,347	10,256
Accrued income and other taxes	34,861	33,134
Other accrued liabilities	140,330	64,814

Total current liabilities	240,623	149,459

Long-term debt:
Principal	50,328	2,145
Fair value adjustments for hedge instruments	191	—
Unamortized premium (discount)	38	(651)

Total long-term debt	50,557	1,494

Other long-term obligations	118,272	121,723
Deferred income taxes	29,087	30,012
(see Contingencies – Note 14)
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 150,000,000 shares authorized at December 31, 2008 and 225,000,000 authorized at September 30, 2009, 122,634,854 shares issued at December 31, 2008 and 123,945,414 shares issued at September 30, 2009	1,226	1,239
Additional paid-in capital	1,290,381	1,298,108
Accumulated other comprehensive loss	(355,960)	(299,557)
Accumulated deficit	(317,752)	(339,510)
Less: cost of common stock held in treasury, 3,974,345 shares at December 31, 2008 and September 30, 2009	(112,511)	(112,511)
Less: common stock held in employee benefit and compensation trusts, 55,728 shares at December 31, 2008 and 69,661 shares at September 30, 2009	(794)	(854)

Total stockholders’ equity	504,590	546,915

Total liabilities and stockholders’ equity	$943,129	$849,603

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2009	2008	2009
	(as adjusted— see Note 4)		(as adjusted— see Note 4)
Net sales	$315,748	$164,879	$925,288	$456,679
Cost of sales	201,795	118,226	588,884	332,244

Gross profit	113,953	46,653	336,404	124,435

Research and development	2,479	2,871	6,579	8,048
Selling and administrative	24,754	18,589	71,033	63,319
Restructuring charges	7	120	349	88

Operating income	86,713	25,073	258,443	52,980

Equity in losses of and write-down of investment in non-consolidated affiliate	—	953	—	54,343
Other (income) expense, net	(16,919)	10,710	7,035	8,446
Interest expense	3,427	1,168	16,859	4,236
Interest income	(204)	(251)	(782)	(552)

Income (loss) before provision for income taxes	100,409	12,493	235,331	(13,493)
Provision for income taxes	17,009	5,629	69,392	8,265

Net income (loss)	$83,400	$6,864	$165,939	$(21,758)

Basic income (loss) per common share:
Net income (loss) per share	$0.70	$0.06	$1.52	$(0.18)

Weighted average common shares outstanding	118,764	119,928	109,063	119,596

Diluted earnings (loss) per common share:
Net income (loss) per share	$0.70	$0.06	$1.45	$(0.18)

Weighted average common shares outstanding	119,965	120,716	118,920	119,596

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2009
	(as adjusted— see Note 4)
Cash flow from operating activities
Net income (loss)	$165,939	$(21,758)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,748	23,905
Deferred income tax provision	10,212	(10,829)
Equity in losses of and write-down of investment in non-consolidated affiliate	—	54,343
Gain on redemption of Debentures	(4,060)	—
Currency (gains) losses	(7,752)	5,135
Post retirement obligation, severance and pension plan changes	6,679	6,688
Stock based compensation, including incentive compensation paid in company stock	3,861	5,957
Interest expense	7,488	1,040
Other (credits) charges, net	(7,298)	14,666
Dividends from non-consolidated affiliate	—	122
(Increase) decrease in working capital *	(29,560)	47,693
Long-term assets and liabilities	(2,978)	(5,259)

Net cash provided by operating activities	169,279	121,703

Cash flow from investing activities:
Capital expenditures	(47,610)	(40,544)
Proceeds from derivative instruments	311	433
Investment in and loan to non-consolidated affiliate	(136,390)	(6,000)
Proceeds from sale of assets	319	112
Decrease (increase) in restricted cash	91	(999)

Net cash (used in) investing activities	(183,279)	(46,998)

Cash flow from financing activities:
Short-term debt borrowings	11,625	773
Revolving Facility borrowings	180,661	124,715
Revolving Facility reductions	(70,877)	(155,231)
Long-term debt additions	—	1,837
Long-term debt reductions	(179,418)	(20,035)
Excess tax benefit from stock-based compensation	14,273	10
Supply chain financing	—	(30,115)
Long-term financing obligations	(296)	(815)
Purchase of treasury shares	(21,250)	—
Proceeds from exercise of stock options	36,910	89

Net cash (used in) financing activities	(28,372)	(78,772)

Net (decrease) in cash and cash equivalents	(42,372)	(4,067)
Effect of exchange rate changes on cash and cash equivalents	(1,237)	1,068
Cash and cash equivalents at beginning of period	54,741	11,664

Cash and cash equivalents at end of period	$11,132	$8,665

* Net change in working capital due to the following components:

(Increase) decrease in current assets:
Accounts and notes receivable	$(60,596)	$64,187
Effect of factoring on accounts receivable	24,096	(15,993)
Inventories	(11,009)	62,819
Prepaid expenses and other current assets	(735)	(596)
Restructuring payments	(873)	(12)
Increase (decrease) in accounts payable and accruals	10,540	(62,672)
Increase in accrued income taxes	17,837	906
(Decrease) in interest payable	(8,820)	(946)

(Increase) decrease in working capital	$(29,560)	$47,693

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

(2) New Accounting Standards

On September 15, 2009, the Financial Accounting Standards Board Accounting Standards Codification™ system (“ASC” or the “Codification”) became the official authoritative source of nongovernmental GAAP. Rules and interpretations of the U.S. Securities and Exchange Commission (“SEC”) also remain sources of GAAP for us.

The Codification does not change GAAP; instead, it introduces a structure arranged within Topics, Subtopics, Sections, and Paragraphs. Codification Sections, which include the actual guidance, are based on the nature of the content (e.g., scope, recognition, measurement, etc.) and are standardized throughout the Codification. New authoritative GAAP will be communicated via an “Accounting Standards Update” (“ASU”), a new FASB document.

References to legacy GAAP citations (e.g., SFAS, EITF, FIN, etc.) now refer to the Codification topic numbers.

Recently Adopted Accounting Standards

Convertible Debentures

In January 2009, we adopted ASU 470-20, Debt with Conversion and Other Options, which applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. As described in Note 4, even though our Debentures were extinguished in June 2008, we were required to apply ASU 470-20 retrospectively to our previously issued financial statements for the periods in which the Debentures were outstanding.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Earnings Per Share

Beginning in 2009 we began to use to use the two-class method of computing earnings per share for our instruments granted in share-based payment transactions that are determined to be participating securities prior to vesting as required by ASC 260, Earnings Per Share. Under this new guidance there was no material impact on our consolidated financial statements and we were not required to adjust our prior period earnings per share calculations.

Derivative Instruments

Effective January 1, 2009, we provide the disclosure information required by ASC 815, Derivatives and Hedging. The amended and expanded disclosures did not have a material impact on our financial position or results of operation.

Business Combinations

Effective January 2009, we adopted the new guidance for accounting for and reporting of business combinations found in ASC 805, Business Combinations. The requirements of ASC 805 substantially changed prior accounting for and reporting of business combinations guidance by (i) expanding the definition of a business and a business combination; (ii) requiring all assets and liabilities of the acquired business, including goodwill, contingent assets and liabilities, and contingent consideration be recorded at fair value on the acquisition date; (iii) requiring acquisition-related transaction and restructuring costs be expensed rather than accounted for as acquisition costs; and (iv) requiring reversal of valuation allowances related to deferred tax assets and changes to acquired income tax uncertainties be recognized in earnings.

We shall apply the guidance in ASC 805 for all future business combinations.

Fair Value Measurements and Disclosures

As of January 1, 2008, we adopted the guidance in ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008 the FASB issued guidance that permitted companies to partially defer the effective date for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008; however, companies were not permitted to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. We applied the guidance of ASC 820 to our nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

The FASB also amended the guidance in ASC 825, Financial Instruments to require disclosures about the fair value of financial instruments in the interim period financial statements, including the summarized financial information, of publicly traded companies. We were required to adopt this guidance for our interim and annual reporting periods ending after June 15, 2009. At initial adoption we were not required to provide disclosures for periods presented for comparative purposes; comparative disclosures are required only for periods ending after initial adoption. The adoption of this guidance did not have a material impact on our consolidated financial statements.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Subsequent Events

Beginning with our June 30, 2009 Quarterly Report on Form 10-Q, we evaluate events that occur after the balance sheet date but before financial statements are issued to determine if a material event requires our amending the financial statements or disclosing the event. We are also required to disclose the date through which we evaluated subsequent events which is the date the financial statements are issued. These requirements are found in ASC 855, Subsequent Events.

We evaluated subsequent events through October 29, 2009, the date we issued these financial statements.

Recently Issued Accounting Standards

Benefit Plans

In December 2008, the FASB amended the requirements for our disclosures about the plan assets of our defined benefit pension or other postretirement plan. These disclosures include (a) how we make investment allocation decisions; (b) information about major categories of plan assets; (c) significant concentrations of risks within plan assets; and (d) fair value measurements of plan assets. Our effective date is December 31, 2009, and we are not required to present the disclosures for prior periods. We do not expect the adoption of these additional disclosures, found in ASC 715, Compensation – Retirement Benefits, to have a material impact on our financial statements.

Consolidation

In June 2009, the FASB amended ASC 810, Consolidation. We are now required to qualitatively assess the determination of our being the primary beneficiary (“consolidator”) of a variable interest entity (“VIE”) on whether we (1) have the power to direct matters that most significantly impact the activities of the VIE, and (2) have the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. It also requires an ongoing reconsideration of the primary beneficiary and amends events that trigger a reassessment of whether an entity is a VIE. The new model is applicable to all new and existing VIE’s. We are required to adopt this guidance beginning January 2010 and are currently assessing its impact on our consolidated financial statements.

Transfers of Financial Assets

In June 2009 the FASB amended ASC 860, Transfers and Servicing to clarify guidance for determining whether a transfer of a financial asset qualifies for sale accounting. The amendment also provides four broad disclosure objectives designed to provide users of the financial statements with an understanding of:

1.	The transferor’s continuing involvement with the transferred assets.

2.	The nature of any restrictions on the transferor’s assets that relate to a transferred financial asset, including the carrying amount of those assets.

3.	How servicing assets and servicing liabilities are reported by the transferor.

4.	How a transfer of financial assets affects the company’s balance sheet, earnings, and cash flows.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We are required to adopt this guidance prospectively to new transfers of financial assets beginning January 2010 and are currently assessing its impact on our consolidated financial statements.

Fair Value Measurements and Disclosure

In August 2009 the FASB issued ASU 2009-05 to provide clarification on measuring the fair value of liabilities under ASC 820, Fair Value Measurements and Disclosure. In circumstances in which a quoted price in an active market for the identical liability is not available we are required to measure fair value using one or more of the following techniques:

1.	A valuation that uses:

a.	The quoted price of the identical liability when traded as an asset.

b.	Quoted market prices for similar liabilities or similar liabilities when traded as assets.

2.	Another valuation technique that is consistent with the principles of ASC 820.

We are required to adopt the guidance on October 1, 2009. We do not expect the adoption to have a material impact on our financial statements.

(3) Stock-Based Compensation

In the three months ended September 30, 2008 and 2009, we recognized $1.2 million and $1.0 million, respectively, in stock-based compensation expense. A majority of the expense, $1.1 million and $0.9 million respectively, was recorded as selling and administrative expenses in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales and research and development.

In the nine months ended September 30, 2008 and 2009, we recognized $3.9 million and $2.3 million, respectively, in stock-based compensation expense. A majority of the expense, $3.6 million and $2.2 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales and research and development.

As of September 30, 2009, the total compensation cost related to non-vested restricted stock and stock options not yet recognized was $3.2 million, which will be recognized over the weighted average life of 1.0 years.

During 2008, we approved a performance share award program under our long-term incentive plan. Under this program, a maximum of 597,000 shares of performance shares, which represent the right to receive shares contingent upon the achievement of one or more performance measures, will be issued to eligible employees. These new awards are both service and performance based. Eligible employees must remain employed with the company for a three year period, which began in the first quarter of 2009, and also meet specific performance targets established for each year for the awards to vest. If performance targets are not met at a defined minimum level of 50% , the employees forfeit their awards for that specific annual grant. Employees are eligible to earn up to 150% of a specific annual grant based on actual performance compared to the performance targets applicable to that grant. The performance targets for 2009 were established in February 2009. We recognized expense of $0.3 million in the nine months ended September 30, 2009 related to these awards, which assumes the 2009 targets will be met at a 150% target level.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted stock activity under the plans for the nine months ended September 30, 2009 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2009	640,152	$9.05
Granted	418,290	8.71
Vested	(388,119)	9.18
Forfeited	(21,701)	11.70

Outstanding at September 30, 2009	648,622	$8.67

Stock option activity under the plans for the nine months ended September 30, 2009 was as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2009	1,359,238	$8.84
Granted	5,000	9.52
Vested	—	—
Exercised	(14,200)	6.30
Forfeited	(14,000)	15.80

Outstanding at September 30, 2009	1,336,038	$8.79

During the nine months ended September 30, 2009, we made payments under our 2008 employee incentive compensation plan to eligible employees. Our executive officers and certain members of senior management received 50% of their award in company stock. This resulted in the issuance of 592,536 shares of common stock.

(4) Change in Accounting for Debentures

As mentioned in Note 2, we were required to retrospectively change our method of accounting for the Debentures during the period they were outstanding to comply with ASC 470-20 which required us to separate the proceeds from the Debentures into two accounting components at issuance:

1.	a debt component, representing the fair value of the Debentures as if they had no conversion rights, and

2.	an equity component, representing the difference between the proceeds from the issuance of the Debentures and the fair value of the debt component.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Initial Measurement Accounting

We used an interest rate of 6.3531% to determine the fair value of the Debentures as if they had no conversion rights, which resulted in a fair value of $165.6 million. The remaining $59.4 million was recorded as additional paid-in capital and debt discount in our balance sheet. We also allocated the transaction costs to the liability and equity components in proportion to the allocation of proceeds and accounted for them as debt issuance costs and equity issuance costs, respectively.

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

In accordance with ASC 470-20, we allocated the fair value (determined using an interest rate of 7.5178%) of the consideration transferred (13.6 million shares of common stock with an aggregate value of $366.4 million) to the fair values of the debt component ($194.7 million) and the equity component ($171.7 million) immediately prior to the redemption. A $4.1 million gain was recognized for the difference between the amount allocated to the debt component and the sum of the carrying amount of the debt, unamortized debt discount, and issuance costs at conversion. At redemption, we recorded additional valuation allowance of $9.9 million as a result of the reduction of the deferred tax liability for the difference in debt discount and debt issuance costs expense recognized for financial and tax reporting.

Effect of Restatement

The effect of adopting this new guidance on our balance sheet at December 31, 2008, and our statement of operations for the nine months ended September 30, 2008 follows (dollars in thousands except per share data). There is no impact for the three months ended September 30, 2008, because the Debentures were extinguished on June 13, 2008.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Previously reported	Retrospectively Adjusted
Balance Sheet as of December 31, 2008
Additional paid-in capital	$1,268,980	$1,290,381
Accumulated deficit	(296,351)	(317,752)
Statement of Operations for the nine months ended September 30, 2008
Gain on redemption	—	4,060
Interest expense	12,903	16,859
Income from continuing operations	235,227	235,331
Income taxes	59,489	69,392
Net income	175,738	165,939
Basic income per common share	1.61	1.52
Diluted income per common share	1.50	1.45

(5) Earnings Per Share

Basic and diluted EPS are calculated using the following data:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2009	2008	2009
	(In thousands, except share data)
Net income (loss) as reported	$83,400	$6,864	$165,939	$(21,758)
Interest on Debentures, net of tax benefit	—	—	1,718	—
Amortization of Debentures issuance costs, net of tax benefit	—	—	4,772	—

Net income (loss), as adjusted	$83,400	$6,864	$172,429	$(21,758)

Weighted average common shares outstanding for basic calculation	118,764,332	119,928,599	109,062,582	119,595,663
Add: Effect of stock options and restricted stock	1,200,796	787,656	1,497,424	—
Add: Effect of Debentures	—	—	8,359,677	—

Weighted average common shares outstanding for diluted calculation	119,965,128	120,716,255	118,919,683	119,595,663

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 64,451 in the three months ended September 30, 2009 and 49,566 in the three and nine months ended September 30, 2008, respectively, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods. There is no dilution for the nine months ended September 30, 2009 as we are in a net loss position for the period.

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

The following tables summarize financial information concerning our reportable segments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2009	2008	2009
	(Dollars in thousands)
Net sales to external customers:
Industrial materials	$266,046	$136,721	$789,456	$371,076
Engineered solutions	49,702	28,158	135,832	85,603

Total net sales	$315,748	$164,879	$925,288	$456,679

Segment operating income:
Industrial materials	$74,180	$23,828	$228,491	$46,986
Engineered solutions	12,533	1,245	29,952	5,994

Total segment operating income	$86,713	$25,073	$258,443	$52,980

Reconciliation of segment operating income to income (loss) before provision for income taxes:
Equity in loss and write-down of investment in non-consolidated affiliate	—	953	—	54,343
Other expense (income), net	(16,919)	10,710	7,035	8,446
Interest expense	3,427	1,168	16,859	4,236
Interest income	(204)	(251)	(782)	(552)

Income (loss) before provision for income taxes	$100,409	$12,493	$235,331	$(13,493)

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7) Investment in and Loan to Non-Consolidated Affiliate

Acquisition

On June 30, 2008, we acquired 100% of the common stock of Falcon-Seadrift Holding Corp., now named GrafTech Seadrift Holding Corp. (“GTSD”). The principal asset of GTSD is limited partnership units constituting approximately 18.9% of the equity interests of Seadrift Coke L.P. (“Seadrift”); a privately-held producer of needle coke, the primary raw material used in the manufacture of graphite electrodes. The substance of the transaction was the acquisition of an asset, the limited partnership units. The cost of our acquisition was $136.5 million (net of $0.4 million cash received) of which $135.0 million was paid in cash.

Write-down of Investment to Its Fair Value

We perform an assessment of our investment in Seadrift for impairment whenever changes in the facts and circumstances indicate that a loss in value has occurred, which is other than temporary. Because Seadrift is privately-held, we determine the fair value using an income approach (based upon the present value of expected future cash flows using discount rates commensurate with the risks of the investment), “Level 3” in accordance with the definition in ASC 820, Fair Value Measurements and Disclosures.

At December 31, 2008, we determined that the fair value of the investment was less than our carrying value and that the loss in value is other than temporary. We recorded a $34.5 million noncash impairment to recognize this other than temporary loss in value. The fair value of Seadrift reflected reductions in the estimated future cash flows based on a lower expectation of tons shipped and reduced growth and profitability resulting primarily from the downturn in the economy.

At June 30, 2009, we determined that Seadrift’s reported and projected operating losses were triggering events requiring us to assess if there was a loss in value that is other than temporary. The fair value of Seadrift reflected reductions in the estimated future cash flows based on a lower expectation of volume and reduced growth and profitability resulting primarily from the continued downturn in the economy. We determined that the fair value was less than our carrying value and that the loss in value was other than temporary. We recorded a $52.8 million noncash impairment to recognize this other than temporary loss in value. Because the impairment reduced the difference between the carrying amount of our investment and its tax basis, we recorded a net tax benefit of $7.4 million representing the net change of the deferred tax liability and the restoration of the valuation allowance recognized at the acquisition.

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

Equity in Earnings (Losses) and Summarized Financial Information

Our equity earnings are based on Seadrift’s results of operations with a one-month lag because its accounting close cycle and preparation of financial statements occurs subsequent to our reporting deadline. We include an estimate for the effect of Seadrift’s LIFO inventory accounting on interim periods. Seadrift reported net sales and net loss for the three months ended August 31, 2009 of $12.8 million and $2.4 million, respectively; and net sales and net income, adjusted for the LIFO impact recognized by the company in 2008, for the nine months ended August 31, 2009 of $65.5 million and $8.8 million, respectively.

Our statement of operations for the three months ended September 30, 2009 includes our equity in the losses of Seadrift on a one-month lag basis of $0.5 million and the amortization of the difference between our cost of the investment and the net assets of Seadrift assigned to the long-lived assets of $0.5 million. Our statement of operations for the nine months ended September 30, 2009 includes our equity in the income of Seadrift on a one-month lag basis of $1.6 million and the amortization of the difference between our cost of the investment and the net assets of Seadrift assigned to the long-lived assets of $3.2 million.

Loan to Seadrift

In late June and early July 2009, Seadrift entered into agreements to borrow up to $17.0 million from certain of its shareholders, which includes GrafTech. We agreed to loan up to $8.5 million and on July 2, 2009, we loaned Seadrift $6.0 million. We recorded the loan at its face amount, which reasonably approximated the present value of the note. Seadrift has borrowed $6.0 million from the other shareholders.

Borrowings under these agreements are evidenced by Senior Subordinated Non-Negotiable Demand Notes that are subordinate to Seadrift’s revolving credit agreement. The Demand Notes cannot be repaid until all indebtedness under Seadrift’s revolving credit agreement have been paid in full and the obligation to make any further loans or advances have ceased and terminated,. The Demand Notes bear interest at 10%, payable quarterly in arrears commencing September 30, 2009. Seadrift also pays a 1% servicing fee to the lender at the time of a borrowing.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Other Expense (Income), Net

The following table presents an analysis of other expense (income), net:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2009	2008	2009
	(Dollars in thousands)
Currency (gains) losses	$(18,522)	$9,887	$(5,830)	$6,509
Loss on extinguishment of debt	2,060	390	6,785	390
Gain on derecognition of Debentures	—	—	(4,060)	—
Debenture make-whole payment	—	—	9,034	—
(Gain) on sale of assets	(271)	(43)	(279)	(107)
Bank and other financing fees	560	445	1,543	1,381
Loss on the sale of accounts receivable	261	62	836	209
Other (income) expense	(1,007)	(31)	(994)	64

Total other expense (income), net	$(16,919)	$10,710	$7,035	$8,446

We have non-dollar-denominated intercompany loans between GrafTech Finance and certain of our foreign subsidiaries. At December 31, 2008 and September 30, 2009, the aggregate principal amount of these loans was $558.4 million and $589.3 million, respectively (based on currency exchange rates in effect at such dates). These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. Certain of these loans had been deemed to be essentially permanent prior to settlement and, as a result, remeasurement gains and losses on these loans were recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of the Consolidated Balance Sheets. The loans remaining are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Operations. For the three months ended September 30, 2008 and 2009, we had a net total of $18.5 million of currency gains and $9.9 million of currency losses, respectively, due to the remeasurement of intercompany loans and the effect of transaction gains and losses related to foreign subsidiaries whose functional currency is the US dollar. For the nine months ended September 30, 2008 and 2009, we had a net total of $5.8 million of currency gains and $6.5 million of currency losses, respectively, due to the remeasurement of intercompany loans and the effect of transaction gains and losses related to foreign subsidiaries whose functional currency is the US dollar.

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

On September 28, 2009, we redeemed the remaining outstanding Senior Notes totaling $19.9 million. We incurred a $0.4 million loss on the extinguishment of the debt, which includes $0.3 million related to the call premium and $0.1 million of charges for the accelerated amortization of the debt issuance fees, terminated interest rate swaps, and premium related to the Senior Notes.

In connection with the conversion of our $225.0 million of Convertible Senior Debentures in June 2008, we incurred a $9.0 million charge related to the make-whole provision. This charge represented the present value of all remaining scheduled interest payments from the date of conversion through January 15, 2011. We also recorded a gain of $4.1 million upon derecognition, as discussed in Note 4.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) Benefit Plans

The components of our consolidated net pension and postretirement cost (benefit) are set forth in the following tables:

	Pension Benefits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2009	2008	2009
	(Dollars in thousands)
Service cost	$245	$157	$737	$470
Interest cost	2,890	2,619	8,670	7,858
Expected return on plan assets	(3,254)	(2,909)	(9,763)	(8,728)
Amortization of transition obligation	(22)	2	(65)	5
Amortization of prior service cost	327	11	395	32
Amortization of unrecognized loss	497	319	1,492	957
Settlements	—	—	171	—

Net cost	$683	$199	$1,637	$594

	Post Retirement Benefits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2009	2008	2009
	(Dollars in thousands)
Service cost	$120	$86	$360	$272
Interest cost	553	537	1,661	1,644
Amortization of prior service benefit	785	(47)	121	(686)
Amortization of unrecognized loss	1,050	602	3,152	2,538
Curtailment gain	—	(644)	—	(644)

Net cost	$2,508	$534	$5,294	$3,124

We provide postretirement benefits for eligible retired employees – pooled participants, a closed group of retirees that existed under the former parent company; and non-pooled participants, GrafTech employees who began working prior to 2001 and remain working for us until retirement. Effective July 1, 2009, we amended our plan to eliminate the life insurance benefit for certain non-pooled participants. The effect of this amendment was to reduce our accumulated plan benefit by $0.8 million, $0.6 million of which was recognized as a reduction of the plan benefit cost in the three months ended September 30, 2009. The remaining $0.2 million will be recognized as a reduction of net plan benefit cost over the actuarially determined remaining life expectancy of non-pooled participants.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Long-Term Debt and Liquidity

The following table presents our long-term debt:

	At December 31, 2008	At September 30, 2009
	(Dollars in thousands)
Revolving Facility	$30,000	$—

Senior Notes:
Senior Notes due 2012	19,906	—
Fair value adjustments for terminated hedge instruments	191	—
Unamortized premium	38	—

Total Senior Notes	20,135	—

Other European debt:
Principal	422	2,145
Unamortized debt discount	—	(651)

Total Other European debt	422	1,494

Total	$50,557	$1,494

Our $215 million Revolving Facility matures in July 2010. The outstanding balance of $5.0 million, which consists of borrowings with a maturity of less than 10 days, is classified as short-term debt in our Consolidated Balance Sheet at September 30, 2009.

During the nine months ended September 30, 2008, we redeemed a total of $180 million of the outstanding principal amount of the 10 1/4% Senior Notes, due 2012, at 103.417% plus accrued interest. On September 28, 2009, we redeemed all of the remaining outstanding Senior Notes, $19.9 million, at 101.708% plus accrued interest. Total cash to redeem the Senior Notes approximated $20.2 million. The expenses related to each redemption are discussed in Note 8.

On September 30, 2009, our Spanish subsidiary received a $1.8 million economic stimulus loan from the Ministry of Industry, Government of Spain. The loan is non-interest bearing and matures in October 2024. Repayment in 10 annual installments commences in October 2015. The loan is to be used for costs associated with a capital project. We must return a proportionate amount of the loan if we do not spend the amount budgeted for the capital project prior to December 31, 2009. Since we have spent approximately 50% of the required amount as of September 30, 2009, the remaining 50% of the cash received is reported as restricted cash in our consolidated balance sheet. Because the loan is non-interest bearing, we are required to record the loan at its present value of $1.1 million (determined using an interest rate of 4.33%). The difference between the proceeds received and the present value of the debt is recorded as debt discount and deferred expense. The discount will be amortized to income using the interest method; the deferred charge will be amortized to income using the same basis and over the same period as the capital project assets are depreciated.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11) Inventories

Inventories are comprised of the following:

	At December 31, 2008	At September 30, 2009
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$130,615	$97,285
Work in process	111,995	105,345
Finished goods	49,895	51,391

	292,505	254,021
Reserves	(2,108)	(2,219)

	$290,397	$251,802

ASC 330, Inventory requires us to recognize abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) as current period charges. ASC 330 also requires that we allocate fixed production overheads to the costs of conversion based on normal capacity of the production facilities. The unabsorbed costs were attributable to adjustments of fixed production overheads to the costs of conversion based on normal capacity versus actual levels, due to production levels being below normal capacity for each of the three quarters in 2009. Costs in excess of normal absorption at September 30, 2009 were $7.1 million.

(12) Interest Expense

The following table presents an analysis of interest expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2009	2008	2009
	(Dollars in thousands)
Interest incurred on debt	$3,052	$778	$10,883	$3,080
Amortization of fair value adjustments for terminated hedge instruments	(28)	(13)	(144)	(39)
Amortization of premium on Senior Notes	(6)	(3)	(29)	(9)
Amortization of discount on Debentures	—	—	4,409	—
Amortization of debt issuance costs	367	347	1,558	1,037
Interest incurred on other items	42	59	182	167

Total interest expense	$3,427	$1,168	$16,859	$4,236

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13) Other Comprehensive Income

Other comprehensive income consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2009	2008	2009
	(Dollars in thousands)
Net income (loss)	$83,400	$6,864	$165,939	$(21,758)
Other comprehensive income:
Foreign currency translation adjustments	(4,098)	(26,921)	(33,711)	(52,008)
Amortization of prior service costs and unrecognized gains and losses, net of tax $0, $616, $0, and $1,598, respectively	1,037	(1,305)	(1,405)	(3,105)
Natural gas derivatives and other, net of tax of $0, $535, $0, $565, respectively	(2,406)	283	(2,537)	(1,290)

Total comprehensive income	$77,933	$(21,079)	$128,286	$(78,161)

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

Product Warranties

We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. The following table presents the activity in this accrual for the nine months ended September 30, 2009:

(Dollars in Thousands)
Balance at January 1, 2009	$913
Product warranty charges	1,533
Payments and settlements	(717)

Balance at September 30, 2009	$1,729

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Brazil Federal Excise Tax

Brazil has a federal excise tax (Imposto sobre Productos Industrializados – “IPI”) that applies for manufactured goods. The Brazilian Constitution provides a general basis for recognizing tax credits on the purchase of raw material used in production (“IPI tax credit”). Based on legal precedent, we recognized IPI tax credits in the aggregate amount of $3.1 million. The Brazilian tax authority challenged the recording of IPI tax credits based on this legal precedent, litigated the issue, and the Federal Superior Court of Justice decided in their favor.

In May 2009, the Brazilian government announced a special program providing for extended payment terms and reductions in penalties and interest to encourage taxpayers to resolve disputed IPI tax credit amounts. During the third quarter 2009, we revised our estimate of the accrual based on the provisions of the law adopted to implement the program and recorded a credit of $0.8 million in our Consolidated Statement of Operations. Our September 30, 2009 consolidated balance sheet includes an accrued liability of $6.8 million which is the aggregate of the tax due, interest, penalty, and legal costs.

On October 13, 2009, the Brazilian government announced a special program providing for reductions in the tax due, penalty, interest, and legal costs if we elect a payment program of 12 months. We estimate that our liability could decrease up to $3.0 million if we elect to participate. We have not made a decision about participation; we have until November 30, 2009, to decide.

(15) Income Taxes

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

The provision for income taxes for the three months ended September 30, 2009 and 2008 was a tax expense of $5.6 million on pretax income of $12.5 million, and a tax expense of $17.0 million on pretax income of $100.4 million. The effective tax rates were 44.8% and 16.9% for the three months ended September 30, 2009 and 2008, respectively. The increase in the effective tax rate is primarily due to jurisdictional shifts of income, currency fluctuations, withholding taxes on planned cash repatriation, and changes in the utilization of attributes and related valuation allowances.

The provision for income taxes for the nine months ended September 30, 2009 and 2008 was a tax expense of $8.3 million on pretax loss of $13.5 million and a tax expense of $69.4 million on pretax income of $235.2 million. The effective tax rates were 61.5% and 29.5% for the nine months ended September 30, 2009 and 2008, respectively. The effective tax rate for the nine months ended September 30, 2009 results from not fully realizing the benefit of the $52.8 million Seadrift impairment charge, as described in note 7 above, due to the reestablishment of valuation allowances against tax attributes in the U.S.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our cumulative year-to-date unrecognized tax benefits have increased by $8.4 million, primarily as a result of tax positions taken in a prior period. This would have an unfavorable impact on our effective tax rate, except for the fact that we are able to utilize attributes and release related valuation allowances to offset this amount. As of September 30, 2009, we had unrecognized tax benefits of $19.2 million, which would have a favorable impact on our effective tax rate. It is reasonably possible that a reduction in a range of $.5 million to $1.0 million of unrecognized tax benefits may occur within 12 months as a result of the expiration of statutes of limitation.

We file income tax returns in the U.S. federal and state jurisdictions and various non-U.S. jurisdictions. We are currently under federal audit by the Internal Revenue Service for tax year 2007. All U.S. tax years prior to 2006 are closed by statute or have been audited and settled with the U.S. tax authorities. We are also under audit in Italy for our 2006 tax year. All other jurisdictions are still open to examination beginning after 2003.

Our tax provisions for the nine months ended September 30, 2009 and 2008 were primarily for taxes on our international income. We continue to adjust the tax provision rate through the establishment, or release, of non-cash valuation allowances attributable to the U.S. and certain non-U.S. taxing jurisdictions, including U.S. foreign tax credit utilization. We weigh both positive and negative evidence in determining whether a valuation allowance is required. Examples of positive evidence would include a strong earnings history, an event or events that would increase our taxable income through a continued reduction of expenses, and tax planning strategies that would indicate an ability to realize deferred tax assets. The balance of significant positive evidence does not yet outweigh the negative evidence in regards to whether or not a valuation allowance is required.

(16) Derivative Instruments

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At September 30, 2009 and December 31, 2008, the fair values of our derivatives and their respective balance sheet locations are presented in the following table:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(Dollars in thousands)
As of December 31, 2008
Derivatives designated as cash flow hedges:
Foreign currency contracts	Other current assets	$203
Commodity forward contracts			Other current liabilities	$1,511

Total fair value		$203		$1,511
As of September 30, 2009
Derivatives designated as cash flow hedges:
Foreign currency contracts	Other current assets	$384
Commodity forward contracts	Other current assets	96

Total fair value		$480
Derivatives not designated as hedges:
Foreign currency contracts			Other current liabilities	$69

Total fair value				$69

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The location and amount of realized (gains) losses recognized in the Statement of Operations for derivatives are as follows for the three and nine months September 30, 2008 and 2009:

		Amount of (gain) Loss Recognized
	Location of (Gain)/Loss Reclassified from Other Comprehensive Income	(Dollars in thousands)
Three months ended September 30, 2009		2008	2009
Derivatives designated as cash flow hedges:
Foreign currency contracts	Cost of goods sold / Other (income)/expense	$—	$(621)
Commodity forward contracts	Cost of goods sold	562	405

Nine months ended September 30, 2009	Location of (Gain)/Loss Reclassified from Other Comprehensive Income	2008	2009
Derivatives designated as cash flow hedges
Foreign currency contracts	Cost of goods sold / Other (income)/expense	$—	$(2,951)
Commodity forward contracts	Cost of goods sold	311	2,471

In 2008 and 2009, we entered into foreign exchange contracts as economic hedges of anticipated cash flows denominated in the Mexican peso and Brazilian real. These contracts were entered into to protect the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates between the US Dollar and either the Mexican peso or Brazilian real. As of September 30, 2009, we had outstanding Mexican peso and Brazilian real forward exchange contracts, with aggregate notional amounts of $4.0 million. The forward exchange contracts outstanding as of September 30, 2009 have several maturity dates ranging from October to December 2009.

Certain of our foreign currency contract and all of our commodity contracts are treated as hedges under ASC 815, Derivatives and Hedging and are required to be measured at fair value on a recurring basis. With respect to the inputs used to determine the fair value, we use observable, quoted rates that are determined by active markets and therefore, classify the contracts as “Level 2” in accordance with the definition in ASC 820, Fair Value Measurements and Disclosures.

At September 30, 2009, we also had Euro-denominated contracts (4.5 million Euro) outstanding that were not accounted for as hedges. These contracts had a notional amount of $6.5 million.

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

Forward Looking Statements and Risks. This Report contains forward looking statements. In addition, we or our representatives have made or may make forward looking statements on telephone or conference calls, by webcasts or emails, in person, in presentations or written materials, or otherwise. These include statements about such matters as: expected future or targeted operational and financial performance; growth rates and future production and sales of products that incorporate or that are produced using our products; changes in production capacity in our operations and our competitors’ or customers’ operations and the utilization rates of that capacity; growth rates for, future prices and sales of, and demand for our products and our customers products; costs of materials and production, including anticipated increases or decreases therein, our ability to pass on any such increases in our product prices or surcharges thereon, or customer or market demand to reduce our prices due to such decreases; changes in customer order patterns due to changes in economic conditions; productivity, business process and operational initiatives, and their impact on us; our position in markets we serve; financing and refinancing activities; investments and acquisitions that we have made or may make in the future and the performance of the businesses underlying such acquisitions and investments; employment and contributions of key personnel; employee relations and collective bargaining agreements covering many of our operations; tax rates; capital expenditures and their impact on us; nature and timing of restructuring charges and payments; strategic plans and business projects; regional and global economic and industry market conditions, the timing and magnitude of changes in such conditions and the impact thereof; interest rate management activities; currency rate management activities; deleveraging activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, technology development and collaboration, investment, acquisition, venture, operational, tax, financial and capital projects; legal proceedings, contingencies, and environmental compliance;

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

•

the possibility that, for all of our product lines, capital improvement and expansion in our customers’ operations and increases in demand for their products may not occur or may not occur at the rates that we anticipate or the demand for their products may decline, or may result in an increase in demand for the products we sell or supply to them;

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	the possibility that additional global consolidation of the world’s largest steel producers could impact our business or industry;

•

the possibility that average graphite electrode revenue per metric ton in the future may be different than current spot or market prices due to changes in product mix, changes in currency exchange rates, changes in competitive market conditions or other factors;

•	the possibility that price increases, adjustments or surcharges may not be realized or that price decreases may occur;

•	the possibility that current challenging economic conditions and economic demand reduction may continue to impact our revenues and costs;

•

the possibility that decreases in prices for energy and raw materials may lead to downward pressure on prices for our products and delays in customer orders for our products as customers anticipate possible future lower prices;

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

the possibility that the investments and acquisitions that we make or may make in the future may not be successfully integrated into our business or provide the performance or returns expected; the possibility that current global economic conditions and changes in the economy may materially impact the businesses underlying our acquisitions and investments, including their cash flow, liquidity, and sources of financing; the possibility that our investments and reported results may be materially impacted by the effect of such events on our acquisitions and investments; and that there may be further impairment of our investments;

•

the possibility that challenging conditions or changes in the capital markets will limit our ability to obtain capital or financing, including the renewal of our Revolving Facility which matures in July 2010, for growth and other initiatives, on acceptable terms or at all;

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

Global and regional economic conditions remained relatively stable in the first half of 2008. In September 2008 it became apparent that the global economy was entering into difficult times due to the financial industry crisis, which have continued into 2009. Credit markets became frozen, liquidity diminished, and business activity slowed at an extreme pace leading the global economy into its worst recession in 60 years.

Economists are forecasting that the worldwide recession has begun to ease as a result of wide-ranging government stimulus programs and intervention. Consensus among economists is that the pace of recovery will be slow as high unemployment continues.

As of September 2009, signs of a slow recovery in the steel industry began to emerge. Government stimulus programs around the world resulted in modest growth in several economies resulting in customers replenishing, rather than destocking their graphite electrode inventories in order to meet slightly higher utilization rates for steel production.

Compared to the same period last year, global utilization rates remain low. In the third quarter of 2009, steel mills restarted some idled capacity and utilization rates increased from the low levels of second quarter 2009. However, the utilization rates for 2009 remain considerably lower than for 2008.

Based on company market information and published reports, the year-to-date global steel capacity utilization is approximately 71% compared to 87% for the same period last year. The year-to-date global capacity utilization, excluding China, is approximately 62% compared to 90% for the same period last year. According to published reports, the United States steel industry operated at approximately 54% and 47% capacity utilization for the three and nine months ended September 30, 2009 compared to 88% utilization for both the three and nine months ended September 30, 2008.

Demand for our Industrial materials products is primarily linked with the global production of steel in an electric arc furnace and, to a lesser extent, with the total production of steel and certain other metals. Estimates are that during the three and nine months ended September 30, 2009, that global steel production, excluding China, decreased by 23% and 31% compared to the same periods last year. China’s steel production increased by an estimated 20% and 7% during the three and nine months ended September 30, 2009. It is estimated that global steel production decreased by an estimated 7% and 17% for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. The company projects that total steel production for the year 2009 will be approximately 1.1 billion metric tons, a reduction of approximately 12%.

EAF steel production has followed a similar trend as overall steel production. During the three and nine months ended September 30, 2009, it is estimated that EAF steel production, excluding China, decreased by 21% and 28% compared to the same periods last year. China’s estimated EAF steel production increased by 20% and 7% during the three and nine months ended September 30, 2009. It is estimated that global EAF steel production decreased by 16% and 24%, for the three and six months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. The company projects that total EAF steel production for the year 2009 will be approximately 325 million metric tons, a reduction of 20%.

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

Outlook

Based on International Monetary Fund (“IMF”) projections and other economic forecasts, the global recession has begun to ease, driven by strength in Asian economies and unprecedented global government intervention. While stabilization has begun, end market demand remains far below pre-crisis levels and the pace of recovery is anticipated to be slow. As a result, steel producers continue to operate at low rates in order to match current market demand.

Third quarter results came in better than expected due to stronger than anticipated European steel operating rates as well as continued increases in steel operating rates in several other geographies. As a result, we believe customers in several geographies have completed their graphite electrode destocking activities earlier than initially expected and began reordering in the third quarter of 2009. Accordingly, we are increasing our 2009 full year operating guidance to reflect the improved third quarter of 2009 performance and anticipation of a solid fourth quarter of 2009.

While the global economy remains fragile; we continue to expect and improvement in the fourth quarter as customers will have largely completed inventory destocking initiatives and continue restocking.

Given global economic conditions, which have been and may continue to be volatile and uncertain, we expect the following full year 2009 results:

•	Operating income targeted to be in the range of $80 million to $85 million (previous guidance was $60 million to $70 million);

•	Capital expenditures approximate $50 - $55 million;

•	Depreciation expense to be in the range of $32 million to $34 million (previous guidance was approximately $35 million); and

•	Cash flow from operations targeted to be approximately $150 million.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our outlook could be significantly impacted by, among other things, factors described under “Preliminary Notes – Forward Looking Statements and Risk Factors” in this Report. For a more complete discussion of these and other factors, see “Risk Factors” in the Annual Report.

Results of Operations

Three Months Ended September 30, 2009 as Compared to Three Months Ended September 30, 2008.

Consolidated. Net sales of $164.9 million for the three months ended September 30, 2009 represented a $150.8 million, or 47.8%, decrease from net sales of $315.7 million for the three months ended September 30, 2008. Net sales for both of our operating segments decreased significantly, primarily due to reduced demand across all of our product lines. Volume decreases for our industrial materials segment accounted for $149.2 million of this decrease, primarily due to our customers destocking their inventories in response to the significantly reduced demand for steel as compared to 2008. Our engineered solutions segment also had significant volume decreases, which totaled $22.7 million. These decreases were slightly offset by favorable price/mix and other increases of $21.7 million in the third quarter of 2009 compared to the third quarter of 2008. For the three months ended September 30, 2008, net sales for both of our operating segments had been favorably impacted by increased pricing and volumes. Most of our products, in particular our electrode and natural graphite product lines, experienced high demand and increased prices in the third quarter of 2008.

Cost of sales of $118.2 million for the three months ended September 30, 2009 represented an $83.6 million, or 41.4%, decrease from cost of sales of $201.8 million for the three months ended September 30, 2008. Lower sales volumes drove $84.0 million of this decrease across both of our segments in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Lower production costs and other operating costs, offset by unfavorable product mix, resulted in increased operating expenses $0.4 million for the third quarter of 2009 compared to the third quarter of 2008. In 2008, cost of sales for both segments increased as a result of our higher sales volumes. We also experienced significant rising raw material prices, particularly our industrial materials segment, in the third quarter of 2008.

Gross profit of $46.7 million for the three months ended September 30, 2009 represented a $67.3 million, or 59.0%, decrease from gross profit of $114.0 million for the three months ended September 30, 2008. Gross margin decreased to 28.3% of net sales, from 36.1% in the three months ended September 30, 2008 as a result of decreased sales and utilization of our factories.

Research and development expenses increased slightly to $2.9 million for the three months ended September 30, 2009 compared to $2.5 million for the three months ended September 30, 2008.

Selling and administrative expenses decreased $6.2 million, or 25.0%, to $18.6 million for the three months ended September 30, 2009 compared to $24.8 million for the three months ended September 30, 2008. This decrease was caused by lower sales commissions as a result of lower sales and the impact of cost-saving measures enacted by the company, offset by slightly higher bad debt costs. We also reduced our liabilities for certain taxes in Brazil – land taxes related to property sold and excise taxes on manufactured goods. In 2008 we had higher costs related to variable employee incentive plans as a result of our strong cash flow performance against established goal targets as well as for travel expenses due to increased travel by certain teams to analyze and implement cost-saving and lean initiatives world-wide.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended September 30, 2009, we recorded a $1.0 million charge, which represents our equity in the losses of our non-consolidated affiliate.

Other expense was $10.7 million for the three months ended September 30, 2009 compared to other income of $16.9 million for three months ended September 30, 2008. For the three months ended September 30, 2009, we recognized $9.9 million of currency losses compared to currency gains of $18.5 in 2008. The currency gains and losses are primarily the result of our euro-denominated inter-company loans between GrafTech Finance and some of our foreign subsidiaries. During the three months ended September 30, 2009, we recognized a $0.4 million loss on the redemption of the remaining $19.9 million of our Senior Notes, and had miscellaneous other expenses of $0.4 million. During the three months ended September 30, 2008, we recognized a loss of $2.1 on the redemption of $55 million of Senior Notes and had miscellaneous other income of $0.5 million.

The following table presents an analysis of interest expense:

	For the Three Months Ended September 30,
	2008	2009
	(Dollars in thousands)
Interest incurred on debt	$3,052	$778
Amortization of fair value adjustments for terminated hedge instruments	(28)	(13)
Amortization of premium on Senior Notes	(6)	(3)
Amortization of debt issuance costs	367	347
Interest incurred on other items	42	59

Total interest expense	$3,427	$1,168

Average debt outstanding (long-term debt and the outstanding Revolver) was $40.7 million in the three months ended September 30, 2009 as compared to $163.9 million in the three months ended September 30, 2008. The average annual interest rate for these instruments, excluding amortization of issuance costs and other similar non-cash charges, was 6.3% for the three months ended September 30, 2009 and 6.5% for the three months ended September 30, 2008. The average debt outstanding decreased in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to the redemption of the $19.9 million of outstanding Senior Notes on September 28, 2009 and by lower average Revolver Facility balances during the three months ended September 30, 2009.

The provision for income taxes for the three months ended September 30, 2009 and 2008 was a tax expense of $5.6 million on pretax income of $12.5 million, and a tax expense of $17.0 million on pretax income of $100.4 million. The effective tax rates were 44.8% and 16.9% for the three months ended September 30, 2009 and 2008, respectively. The increase in the effective tax rate is primarily due to jurisdictional shifts of income, currency fluctuations, withholding taxes on planned cash repatriation, and changes in the utilization of attributes and related valuation allowances.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As a result of the matters described above, net income was $6.9 million for the three months ended September 30, 2009 as compared to net income of $83.4 million for the three months ended September 30, 2008.

Segment net sales. The following table represents our net sales by segment for the three months ended September 30, 2008 and 2009:

	For the Three Months Ended September 30,
	2008	2009
	(Dollars in thousands)
Industrial materials	$266,046	$136,721
Engineered solutions	49,702	28,158

Total net sales	$315,748	$164,879

Our analysis of the percentage change in net sales for industrial materials and engineered solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial materials	(57)%	8%	0%	(49)%
Engineered solutions	(45)%	3%	(1)%	(43)%

Net sales for the industrial materials segment decreased significantly in the three months ended September 30, 2009 compared to the three months ended September 30, 2008, due to the sharp fall in demand for steel resulting from the global economic crisis and destocking of inventories by our steel customers. Our industrial materials net sales were not impacted by currency even though the US dollar weakened compared to the Euro. For the three months ended September 30, 2008, net sales for industrial materials segment were favorably impacted as a result of strong demand, particularly related to our graphite electrode products and the strengthening of the Euro. The weighted average selling price of our graphite electrodes has increased by approximately 15% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Net sales for engineered solutions decreased in the three months ended September 30, 2009 compared to the three months ended September 30, 2008, due to lower volumes across virtually all of our engineered solutions products. Currency rate fluctuations also had a slightly negative impact on sales, driven by the weakening of the US dollar compared to the Euro.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Segment operating net income. The following table represents our operating income by segment for the three months ended September 30, 2008 and 2009:

	For the Three Months Ended September 30,
	2008	2009
	(Dollars in thousands)
Industrial materials	$74,180	$23,828
Engineered solutions	12,533	1,245

Total operating income	$86,713	$25,073

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our analysis of the percentage change in segment operating costs and expenses for industrial materials and engineered solutions is set forth in the following table:

	Operating Costs and Expenses For the Three Months Ended September 30,
	(Percentage of sales)
	2008	2009	Change
Industrial materials	72%	83%	11%
Engineered solutions	75%	96%	21%

Segment operating costs and expenses as a percentage of sales for industrial materials increased 11% percentage points in the three months ended September 30, 2009. However, in total, segment operating costs and expenses decreased $79.0 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Operating expenses for this segment declined primarily due to lower sales volumes, which decreased costs by $70.5 million for the entire segment. Selling and administration expenses, including allocated corporate costs, decreased $4.8 million due to lower sales volumes and the continued impact of cost cutting measures. Other production costs, coupled with product mix changes, resulted in an additional $3.7 million decrease to operating expenses in the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Segment operating costs and expenses as a percentage of sales for engineered solutions increased by 21% percentage points to 96%. However, total segment operating costs and expenses decreased by $10.3 million. This decline was primarily the result of lower sales volumes, which decreased operating costs by $13.5 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Selling and administration expenses, including allocated corporate costs, decreased $0.9 million, driven primarily by a decrease in incentive costs for the segment in the three months ended September 30, 2009 compared to September 30, 2008. These decreases in costs were partially offset by raw material and production costs increases, coupled with product mix changes, which resulted in a $4.1 million increase to operating expenses.

Nine Months Ended September 30, 2009 as Compared to Nine Months Ended September 30, 2008.

Consolidated. Net sales of $456.7 million for the nine months ended September 30, 2009 represented a $468.6 million, or 50.6%, decrease from net sales of $925.3 million for the nine months ended September 30, 2008. Net sales for both of our operating segments decreased significantly, primarily due to lower demand resulting in lower volumes across all of our product lines. Volume decreases for our industrial materials segment accounted for $466.1 million of this decrease, caused by the drastic declines in demand for steel in the nine months of 2009 compared to the nine months of 2008, due in part to inventory destocking by our steel customers. Our engineered solutions segment also had significant volume decreases, which totaled $53.9 million. The strengthening of the US dollar compared to the Euro caused a further decrease in sales of $9.3 million across both segments. These declines were offset in part by a net increase in price, change of mix and other of $60.7 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. For the nine months ended September 30, 2008, we experienced high demand for most of our products. We also were able to increase our graphite electrode selling prices to offset increases in raw material costs. Volumes increased in both our operating segments, with natural graphite products producing the largest percentage volume increase of all of our products.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cost of sales of $332.2 million for the nine months ended September 30, 2009 represented a $256.7 million, or 43.6%, decrease from cost of sales of $588.9 million for the nine months ended September 30, 2008. Lower sales volumes drove $257.4 million of this decrease across both of our segments, while currency impacts decreased cost of sales by $18.8 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. These costs of sales decreases were offset by a $6.3 million charge recorded under the guidance of ASC 330, which was attributable to adjustments of fixed production overheads to the costs of conversion based on normal capacity versus actual levels, due to production levels well below normal capacity for the nine months ended September 30, 2009. Offsetting these decreases were unfavorable changes in product mix and operating expenses totaling $13.2 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. In addition to the increased volume experienced for the nine months ended September 30, 2008, we also experienced increased raw material and production costs.

Gross profit of $124.4 million for the nine months ended September 30, 2009 represented a $212.0 million, or 63.0%, decrease from gross profit of $336.4 million for the nine months ended September 30, 2008. Gross margin decreased to 27.2% of net sales, from 36.4% for the nine months ended September 30, 2008.

Research and development expenses increased $1.4 million to $8.0 million for the nine months ended September 30, 2009 from $6.6 million for the nine months ended September 30, 2008. This increase was primarily due to the write off of costs incurred on projects that we determined could not be billed or collected.

Selling and administrative expenses decreased $7.7 million, or 10.8%, to $63.3 million for the nine months ended September 30, 2009 compared to $71.0 million for the nine months ended September 30, 2008. This decrease was caused by lower sales commissions as a result of lower sales and the impact of cost-saving measures enacted by the company, offset by higher bad debt costs of $2.6 million. We also reduced our liabilities for certain taxes in Brazil – land taxes related to property sold and contested excise taxes on manufactured goods as a result of Brazilian government incentives. For the nine months ended September 30, 2008, we also had higher costs related to variable employee incentive plans due to our strong cash flow performance compared to established targets. Travel expenses were also higher due to increased travel by certain teams to analyze and implement cost-saving and lean initiatives world-wide.

During the nine months ended September 30, 2009, we recorded a $54.3 million charge, which included an impairment charge of $52.8 million, for our equity in losses related to our investment in a non-consolidated affiliate.

We recorded other expense of $8.5 million for the nine months ended September 30, 2009 compared to other expense of $7.0 million for nine months ended September 30, 2008. For the nine months ended September 30, 2009, we recognized $6.5 million of currency losses compared to currency gains of $5.8 for the same period in 2008. We also recognized a $0.4 million loss on the redemption of the remaining $19.9 million of Senior Notes, and miscellaneous other expenses of $1.5 million in 2009. During the nine months ended September 30, 2008, we incurred a $9.0 million charge for the Debenture make-whole payment and a $4.0 million gain on the conversion. During the nine months ended September 30, 2008, we redeemed $180 million of the outstanding principal of our Senior Notes, which resulted in a $6.8 million loss on the extinguishment of debt.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents an analysis of interest expense:

	For the Nine Months Ended September 30,
	2008	2009
	(Dollars in thousands)
Interest incurred on debt	$10,883	$3,080
Amortization of fair value adjustments for terminated hedge instruments	(144)	(39)
Amortization of premium on Senior Notes	(29)	(9)
Amortization of discount on Debentures	4,409	—
Amortization of debt issuance costs	1,558	1,037
Interest incurred on other items	182	167

Total interest expense	$16,859	$4,236

Average debt outstanding (long-term debt and the outstanding Revolver) was $60.4 million in the nine months ended September 30, 2009 as compared to $275.5 million in the nine months ended September 30, 2008. The average annual interest rate for these instruments, excluding amortization of issuance costs and other similar non-cash charges, was 5.1% for the nine months ended September 30, 2009 and 5.2% for the nine months ended September 30, 2008. The average debt outstanding decreased in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to the redemption of the $19.9 million of outstanding Senior Notes on September 28, 2009, and the lower average Revolver Facility balances.

The provision for income taxes for the nine months ended September 30, 2009 and 2008 was a tax expense of $8.3 million on pretax loss of $13.5 million and a tax expense of $69.4 million on pretax income of $235.3 million. The effective tax rates were 61.5% and 29.5% for the nine months ended September 30, 2009 and 2008, respectively. The effective tax rate for the nine months ended September 30, 2009 results from not fully realizing the benefit of the $52.8 million Seadrift impairment charge due to the reestablishment of valuation allowances against tax attributes in the U.S.

As a result of the matters described above, we had a net loss was $21.8 million for the nine months ended September 30, 2009 as compared to net income of $165.9 million for the nine months ended September 30, 2008.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Segment net sales. The following table represents our net sales by segment for the nine months ended September 30, 2008 and 2009:

	For the Nine Months Ended September 30,
	2008	2009
	(Dollars in thousands)
Industrial materials	$789,456	$371,076
Engineered solutions	135,832	85,603

Total net sales	$925,288	$456,679

Our analysis of the percentage change in net sales for industrial materials and engineered solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial materials	(59)%	7%	(1)%	(53)%
Engineered solutions	(40)%	5%	(2)%	(37)%

Net sales for the industrial materials segment decreased significantly in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, due to the sharp fall in demand for steel resulting from the global economic crisis and destocking of inventories by our steel customers. Currency rate fluctuations also had a negative impact on sales, driven by the strengthening of the US dollar compared to the Euro. These decreases were offset slightly by an increase in price/mix. The weighted average selling price of our graphite electrodes has increased by approximately 12% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Net sales for engineered solutions decreased in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, due to lower volumes across virtually all of our engineered solutions products. Currency rate fluctuations also had a negative impact on sales, driven by the strengthening of the US dollar compared to the Euro. These decreases were offset slightly by an increase in price/mix, primarily related to our advanced graphite materials products.

Segment operating net income. The following table represents our operating income by segment for the six months ended September 30, 2008 and 2009:

	For the Nine Months Ended September 30,
	2008	2009
	(Dollars in thousands)
Industrial materials	$228,491	$46,986
Engineered solutions	29,952	5,994

Total operating income	$258,443	$52,980

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our analysis of the percentage change in segment operating costs and expenses for industrial materials and engineered solutions is set forth in the following table:

	Operating Costs and Expenses For the Nine Months Ended September 30,
	(Percentage of sales)
	2008	2009	Change
Industrial materials	71%	87%	16%
Engineered solutions	78%	93%	15%

Segment operating costs and expenses as a percentage of sales for industrial materials increased 16% percentage points in the nine months ended September 30, 2009. However, total segment operating costs and expenses decreased $236.9 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Operating expenses for this segment declined primarily due to lower sales volumes, which decreased costs by $224.8 million for the entire segment. The strengthening of the US Dollar across certain currencies, decreased costs an additional $16.7 million. These cost decreases were partially offset by a $6.3 million charge required by ASC 330, which was attributable to adjustments of fixed production overheads to the costs of conversion based on normal capacity versus actual levels, due to production levels well below normal capacity. Increased raw material and production costs, coupled with product mix changes, resulted in an additional $1.7 million increase to operating expenses in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Segment operating costs and expenses as a percentage of sales for engineered solutions increased by 15% percentage points to 93%. However, total segment operating costs and expenses decreased by $26.3 million. This decline was primarily the result of lower sales volumes, which decreased operating costs by $32.6 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Selling and general expenses, including allocated corporate costs, decreased by $0.8 million, driven primarily due to lower employee incentive costs for the nine months ended September 30, 2009 compared to September 30, 2008. These decreases in costs were partially offset by material and production costs increases, coupled with product mix changes, which resulted in a $7.1 million increase to operating expenses.

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

During the nine months ended September 30, 2009, the average exchange rate of the Brazilian real, the euro, Mexican peso and South African rand weakened compared to the US dollar approximately 18.6%, 10.2%, 23.0% and 10.8% respectively, when compared to the average exchange rate for the same period in 2008.

In the case of net sales of industrial materials, the impact of these events was a decrease of about $6.7 million in the nine months ended September 30, 2009 as compared to the same period in 2008. In the case of cost of sales of industrial materials, the impact of these events was a decrease of about $16.7 million in the nine months ended September 30, 2009 as compared to the same period in 2008.

We have non-dollar-denominated intercompany loans between GrafTech Finance and certain of our foreign subsidiaries. At December 31, 2008 and September 30, 2009, the aggregate principal amount of these loans was $558.4 million and $589.3 million, respectively (based on currency exchange rates in effect at such dates). These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. Certain of these loans had been deemed to be essentially permanent prior to settlement and, as a result, remeasurement gains and losses on these loans were recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of the Consolidated Balance Sheets. The loans remaining are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Operations. For the three months ended September 30, 2008 and 2009, we had a net total of $18.5 million of currency gains and $9.9 million of currency losses, respectively, due to the remeasurement of intercompany loans and the effect of transaction gains and losses related to foreign subsidiaries whose functional currency is the US dollar. For the nine months ended September 30, 2008 and 2009, we had a net total of $5.8 million of currency gains and $6.5 million of currency losses, respectively, due to the remeasurement of intercompany loans and the effect of transaction gains and losses related to foreign subsidiaries whose functional currency is the US dollar. To manage certain exposures to specific financial market risks caused by changes in currency exchange rates, we may use various financial instruments as described under “Item 3–Quantitative and Qualitative Disclosures about Market Risk.”

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

Our sources of funds have consisted principally of cash flow from operations and debt financings. Our uses of those funds (other than for operations) have consisted principally of capital expenditures, our equity investment in and loan to our non-consolidated affiliate, payment of restructuring costs, pension and post-retirement contributions, debt reduction payments and payments of other obligations. During the second quarter of 2009, we paid out $18.1 million under our employee incentive compensation plan ($3.7 million of which was paid in company stock).

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At September 30, 2009, we had short-term debt of $10.3 million, of which $5.0 million was outstanding under our Revolving Facility; long-term debt of $1.5 million; cash and cash equivalents of $8.7 million; and stockholders’ equity of $546.9 million.

As part of our cash management activities, we manage accounts receivable credit risk, collections, and accounts payable vendor terms to maximize our free cash at any given time and minimize accounts receivable losses. In the three and nine months ended September 30, 2009, certain subsidiaries sold receivables totaling $8.4 million and $32.1 million, respectively. Proceeds of the sale of receivables are used to reduce debt and to fund operations. If we had not sold receivables, our accounts receivable and our debt would have been about $25.4 million higher at December 31, 2008 and about $9.4 million higher at September 30, 2009. All receivables sold during 2008 and 2009 were sold without recourse, and no amount of accounts receivable sold remained on the Consolidated Balance Sheets at December 31, 2008 and September 30, 2009.

Lower sales volumes for our products and reduced credit quality of our customers may limit the amount of receivables that we sell in the future. Our current receivable sales facility automatically renews for a one year period on June 30, 2010 and each year thereafter unless a termination notice is sent by either party 30 days prior to the applicable date.

During the second half of 2008, we entered into a supply chain financing arrangement with a financing party. Under this arrangement, we essentially assigned our rights to purchase needle coke from our supplier to the financing party. The financing party purchases the product from our supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment for this needle coke will include a mark up (the “Mark-Up”). The Mark-Up is subject to quarterly reviews. In effect, we have a longer period of time to pay the financing party than by purchasing directly from the supplier which helps us maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. During the nine months ended September 30, 2009, we purchased $10.5 million of needle coke under this arrangement, and made payments of $56.1 million, including $0.6 million related to the Mark-Up. The majority of this payment, $50.6 million, related to purchases of inventory made in 2008. In September 2009 we arranged for the financing party to purchase $5.1 million of needle coke under this arrangement; payment by us is due in December 2009.

Lower demand for our products may continue to diminish our need for needle coke. As such, we may not utilize this financing arrangement to the full extent allowed under the agreement. This agreement automatically renewed for one year on August 28, 2009 and automatically renews for one year periods beginning August 28, 2010 and each year thereafter for a maximum of three years unless a termination notice is sent by either party 90 days prior to the applicable date.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We use cash and cash equivalents, cash flow from operations, funds from receivable factoring arrangements and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as well as cash on hand as our primary sources of liquidity. The Revolving Facility is secured and provides - subject to certain conditions (including a maximum senior secured leverage ratio test) - for maximum borrowings of up to $215.0 million. Additionally, the facility has an accordion feature that permits GrafTech Finance to establish incremental credit facilities thereunder in an aggregate amount, together with the Revolving Facility, of up to $425 million, if certain additional conditions are met (including a maximum senior secured leverage ratio test). Although we are currently in compliance with such additional conditions, given the current economic environment, we are uncertain if we would be able to fully utilize this feature. Eleven banks are participants in our credit facility. All of these eleven banks currently have Standard & Poor’s ratings of A- or better. Based on these ratings, we do not foresee a significant risk that our availability under this current facility may be reduced due to the financial positions of the lenders.

Our Revolving Facility matures in July 2010. We believe that our credit and economic conditions will reasonably allow us to extend or refinance the Revolving Facility before such date. However, we cannot assure that we will be able to do so, or that the conditions of such refinancing will be comparable to current conditions, especially if financial markets conditions deteriorate further.

At September 30, 2009, $5.0 million was outstanding under the Revolving Facility, and $204.2 million was available (after consideration of outstanding revolving and swingline loans of $5.0 million and letters of credit of $5.8 million). It is possible that our future ability to borrow under the Revolving Facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Revolving Facility.

We also have approximately $100 million of working capital liquidity available to us through our factoring and supply chain financing arrangements currently in place. However, we may be unable to fully utilize this amount due to lower accounts receivable balances, reduced credit ratings of our customers, or decreased inventory purchases.

As of September 30, 2009, we had a corporate Standard &Poor’s rating of BB- and a Moody’s rating of Ba2. The improvement to our balance sheet was recognized by Standard & Poor’s which placed our corporate rating on positive watch. Standard & Poor’s positive credit watch means that their assessment of our rating may be raised. However, continued weakness in the global economy, the termination of our accounts receivable factoring program or the termination of our supply chain financing agreement may result in higher borrowings on our Revolving Facility, which could negatively impact our rating.

At September 30, 2009, we were in compliance with all applicable financial and other covenants contained in the Revolving Facility. These covenants include maintaining an interest coverage ratio of at least 1.75 and a maximum senior secured leverage ratio of 2.25 based on a rolling average of the prior four quarters. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants over the next twelve months. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Borrowings under the Revolving Facility had the following effective interest rates: revolving loans - 1.8% at September 30, 2009 compared to 2.9% at December 31, 2008; swingline loans - 3.75% at September 30, 2009 and December 31, 2008. In September 2009 we redeemed all of our outstanding Senior Notes which had a fixed interest rate of 10.25%. At September 30, 2009, 90% (or $10.6 million) of our total debt consists of variable rate obligations.

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

We expect cash flow from operations to be positively impacted by reduced cash interest payments of about $15 million, on an annual basis compared to 2008, related to our Senior Note obligations having been redeemed in 2009 and the retirement during 2008 of the Debentures, lower inventory balances, and decreases in cash outlays for restructuring activities. We expect our cash flow from operations to be negatively impacted by lower sales, higher raw material prices, payment of certain international deferred taxes, post retirement contributions, and severance payments.

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

Based on expected operating results and expected cash flows, we expect to be in compliance with applicable financial covenants for the remainder of 2009.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On September 28, 2009, we redeemed the remaining outstanding balance of our Senior Notes which approximated $19.9 million. During the nine months ended September 30, 2008, we redeemed a total of $180 million of our Senior Notes. There are no Senior Notes outstanding at September 30, 2009.

We occasionally enter into natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure, as described under “Quantitative and Qualitative Disclosure about Market Risks” in this Report. At September 30, 2009, these contracts represented an asset of $0.1 million.

We occasionally enter into foreign currency exchange contracts to hedge our exposure against the Mexican Peso and the Brazilian Real. At September 30, 2009, these contracts represented an asset of $0.4 million.

Cash Flow Provided by Operating Activities. Cash flow provided by operating activities was $121.7 million in the nine months ended September 30, 2009 as compared to $169.3 million in the nine months ended September 30, 2008, a decrease of $47.6 million.

Cash provided by net income, after adding back the effect of non-cash items, was $79.1 million for the nine months ended September 30, 2009. We incurred a $54.3 million charge related to the equity in losses and write-down of investment in our non-consolidated affiliate. Other non-cash charges included depreciation and amortization of $23.9 million, $6.7 million of pension and post-retirement plan changes, interest expense of $1.0 million, stock-based compensation of $6.0 million, and other charges of $14.7 million. We also had a non-cash credit of $10.8 million for deferred income tax provision. These non-cash charges were slightly offset by currency gains of $5.1 million. During the nine months ended September 30, 2009, we received $0.1 million of dividends from our non-consolidated affiliate, and used cash of $5.3 million to reduce certain of our long-term liabilities. Working capital provided cash of $47.7 million for the nine months ended September 30, 2009, due primarily to a $48.2 decrease in accounts receivable, including the effects of factoring, and a $62.8 million decrease in inventories. These sources of cash were offset by a $61.8 million decrease in accounts payable and accruals, and a $1.5 million net decrease in interest payable, prepaid and other assets, and restructuring payments.

Cash provided by net income, after adding back the effect of non-cash items, was $201.8 million for the nine months ended September 30, 2008. Non-cash items included $26.7 million of depreciation and amortization, $4.1 million gain on the redemption of the Debentures, $7.8 million of foreign currency gains, primarily from intercompany loans, $7.5 million in interest expense, a $10.2 million provision for deferred income taxes, $3.9 million of stock based compensation expense, $6.7 million of pension and post-retirement plan changes and a use of $7.3 million for other items. Changes in working capital used cash flow of $29.6 million for the nine months ended September 30, 2008, due primarily to a $36.5 million increase in accounts receivable, including the effects of factoring, driven by higher sales in the nine months ended September 30, 2008. Other working capital uses of cash were an $11.0 million increase in inventories, a $0.7 million increase in prepaid assets, $0.9 million of restructuring payments, and an $8.8 million decrease in interest payable. These uses of cash were offset by a $28.4 million increase in accounts payable and accrued expenses. Also affecting cash flows from operations for the nine months ended September 30, 2008 was an increase in long-term assets and liabilities of $3.0 million.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Flow Used in Investing Activities. Cash flow used in investing activities was $47.0 million in the nine months ended September 30, 2009 compared to $183.3 million in the nine months ended September 30, 2008.

In the nine months ended September 30, 2009, capital expenditures were $40.5 million, a loan to our non-consolidated affiliate was $6.0 million, restricted cash increased $1.0 million related to non-interest bearing loan from the Spanish government for capital expenditures, and $0.5 million of cash was provided from the settlement of derivative instruments and the sale of assets.

In the nine months ended September 30, 2008, investing activities used cash of $183.3 million. We used a net $136.4 million of cash to purchase our equity investment of Seadrift Coke LP. Capital expenditures used an additional $47.6 million of cash, while the proceeds from derivative instruments resulted in a $0.3 million increase. The uses of cash were offset slightly by changes in restricted cash totaling $0.1 million and proceeds from the sale of assets of $0.3 million

Cash Flow Used in Financing Activities. Cash flow used in financing activities was $78.8 million in the nine months ended September 30, 2009, compared to cash used by financing activities of $28.4 million in the nine months ended September 30, 2008.

During the nine months ended September 30, 2009, we repaid a net $30.5 million under our Revolving Facility, and had other short-term borrowings of $0.8 million. We also repaid $30.1 million for needle coke purchases under our supply chain financing arrangement. We made payments on long-term debt totaling $20.0 million which included the redemption of the remaining outstanding balance of our Senior Notes of $19.9 million. We received proceeds of $1.8 million from a zero interest loan from the Spanish government for capital expenditures. We also had other sources of financing activities totaling $0.8 million.

During the nine months ended September 30, 2008, we redeemed $180 million of our Senior Notes, and borrowed a net $109.8 million under the Revolving Facility, primarily to fund our investment in our non-consolidated affiliate. Other short-term borrowings were $11.6 million, which related primarily to bank overdrafts at our international locations. We used these borrowings primarily to fund working capital requirements and for capital expenditures. We also purchased $21.2 million of treasury shares during the nine months ended September 30, 2008. Other long-term financing obligations used cash of $0.3 million. These uses of cash were offset by proceeds from the exercise of stock options of $36.9 million, and excess tax benefit from stock-based compensation of $14.3 million.

Restrictions on Dividends and Stock Repurchases

A description of the restrictions on our ability to pay dividends and our ability to repurchase common stock is set forth under “Part II, Item 5 – Dividend Policies and Restrictions” in the Annual Report and such description is incorporated herein by reference, except for the reference to the restrictions of the Senior Notes. These restrictions are no longer applicable as a result of our redemption of the remaining balance of our Senior Notes on September 28, 2009. Such description contains all of the information required with respect thereto.

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

Currency Rate Management. We enter into foreign currency instruments from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, net, relating to non-dollar denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments, which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. Forward exchange contracts and purchased currency options are carried at market value. The outstanding contracts at September 30, 2009 and December 31, 2008 represented net unrealized gains of $0.3 million and $0.2 million, respectively.

Commercial Energy Rate Management. We periodically enter into natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. The outstanding contracts at December 31, 2008 represented an unrealized loss of $1.5 million. The outstanding contracts at September 30, 2009 represented an unrealized gain of $0.1 million.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sensitivity Analysis. We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates on gross margin and changes in interest rates on interest expense. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for the nine months ended September 30, 2009 by about $10.2 million. Based on this analysis, a hypothetical increase in interest rates of 100 basis points would have increased our interest expense by $0.1 million for the nine months ended September 30, 2009.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level as of September 30, 2009.

Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2009 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

GRAFTECH INTERNATIONAL LTD.

Date: October 29, 2009	By:	/s/ Mark R. Widmar
Mark R. Widmar
Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark R. Widmar, Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark R. Widmar, Vice President and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document