Form 10-K
period 2009-12-31
GRAFTECH INTERNATIONAL LTD
filed 2010-02-23
CIK 931148

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒ Accelerated Filer  ☐ Non-Accelerated Filer  ☐ Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐     No  ☒

The aggregate market value of our outstanding common stock held by non-affiliates, computed by reference to the closing price of our common stock on June 30, 2009, was approximately $1,352 million. On January 29, 2010, 120,557,499 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required under Part III is incorporated by reference from the GrafTech International Ltd. Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2010, which will be filed on or about April 9, 2010.

PART I

Preliminary Notes

Important Terms. We use the following terms to identify various matters. These terms help to simplify the presentation of information in this Report.

“Common stock” means GTI common stock, par value $.01 per share.

“Credit Agreement” refers to the credit agreement providing for our senior secured credit facilities, as amended, or amended and restated at the relevant time. “Revolving Facility” refers to the revolving credit facility provided under the Credit Agreement, at the relevant time. On February 8, 2005, the Credit Agreement was amended and restated to, among other things, extend the maturity of the Revolving Facility to July 15, 2010, and add provisions to permit establishment of additional credit facilities thereunder.

“Debentures” means our 1-5/8% convertible senior debentures issued under an Indenture dated January 22, 2004 (as supplemented). During the second quarter of 2008, all Debentures were either redeemed or converted into Common Stock.

“GrafTech Finance” refers to GrafTech Finance Inc. only. GrafTech Finance is a direct wholly-owned, special purpose finance subsidiary of GTI and the borrower under the Revolving Facility. GrafTech Finance was the issuer of the Senior Notes and was a guarantor of the Debentures.

“GrafTech Global” refers to GrafTech Global Enterprises Inc. only. GrafTech Global is a direct wholly-owned subsidiary of GTI and the direct or indirect holding company for all of our operating subsidiaries. GrafTech Global is a guarantor of the Revolving Facility.

“GTI” refers to GrafTech International Ltd. only. GTI is our public parent company and the issuer of our publicly traded common stock registered under the Exchange Act and listed on the NYSE. GTI is a guarantor of the Revolving Facility.

“Senior Notes” means our 10.25% senior notes due 2012 issued under an Indenture dated February 15, 2002 (as supplemented, the “Senior Note Indenture”). On September 28, 2009, we redeemed all of the remaining outstanding Senior Notes.

“Subsidiaries” refers to those companies that, at the relevant time, are or were majority owned or wholly-owned directly or indirectly by GTI or its predecessors to the extent that those predecessors’ activities related to the graphite and carbon business.

“GTIH” refers to GrafTech International Holdings, Inc. only. GTIH is our wholly-owned subsidiary through which we conduct most of our U.S. operations. GTIH is a guarantor of the Revolving Facility.

“We,” “us” or “our” refers to GTI and its subsidiaries collectively or, if the context so requires, GTI, GrafTech Global, GrafTech Finance or GTIH, individually.

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

The GRAFTECH logo, GRAFCELL®, GRAFOAM®, and GRAFIHX™ are our trademarks and trade names used in this report. This Report also contains trademarks and trade names belonging to other parties.

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

We have a code of ethics (which we call our Code of Conduct and Ethics) that applies to our principal executive officer, principal financial officer, principal accounting officers and controller, and persons performing similar functions, as well as our other employees, and which is intended to comply, at a minimum, with the listing standards of the NYSE as well as the Sarbanes-Oxley Act of 2002 and the SEC rules adopted thereunder. A copy of our Code of Conduct and Ethics is available on our web site at http://www.graftech.com/getdoc/fd25921b-07b1-429f-86fa-397f0d0cb30d/Code-of-Conduct-and-Ethics.aspx. We intend to report timely on our website any disclosures concerning amendments or waivers of our Code of Conduct and Ethics that would otherwise require the filing of a Form 8-K with the SEC.

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

We are one of the world’s largest manufacturers of the broadest range of high quality graphite electrodes, products essential to the production of electric arc furnace (“EAF”) steel and various other ferrous and nonferrous metals. We also manufacture carbon, graphite and semi-graphite refractory products, which protect the walls of blast furnaces and submerged arc furnaces. We are one of the largest manufacturers of high quality natural graphite products enabling thermal management solutions for the electronics industry and fuel cell solutions for the transportation and power generation industries. We are one of the world’s largest manufacturers and providers of advanced graphite and carbon materials for the transportation, solar, and oil and gas exploration industries. We service customers in about 65 countries, including industry leaders such as Arcelor Mittal, BaoSteel, Gerdau S.A. and ThyssenKrupp Steel in steel, Samsung in electronics, Elkem Solar in the solar industry and Griffin Wheel in the transportation industry.

We currently manufacture our products in 11 manufacturing facilities strategically located on four continents. We believe our network has the largest manufacturing capacity, one of the lowest manufacturing cost structures of all of our major competitors and delivers the highest-level quality products. We currently have the operating capability, depending on product mix, to manufacture approximately 220,000 metric tons of graphite electrodes. We believe that our global manufacturing network provides us with competitive advantages in product quality, proximity to customers, timely and reliable product delivery, and product costs. Given our global network, we are well positioned to serve the growing number of consolidated, global, multi-plant steel customers as well as certain smaller, regional customers and segments.

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

Reportable Segments. Our businesses are reported in the following reportable segments: Industrial Materials, which include graphite electrodes and refractory products; and Engineered Solutions, which include advanced graphite materials and natural graphite products. We discuss our reportable segments and geographic areas in more detail in Note 4, “Segment Reporting” of Notes to the Consolidated Financial Statements.

Industrial Materials. Our Industrial Materials segment manufactures and delivers high quality graphite electrodes and refractory products and related services.

We are one of the world’s largest manufacturers of the broadest range of high quality graphite electrodes and refractory products. Electrodes are key components of the conductive power systems used to produce steel and other non-ferrous metals. Approximately 70% of our graphite electrodes sold is consumed in the EAF steel melting process, the steel making technology used by all “mini-mills,” typically at a rate of one graphite electrode every eight to ten operating hours. We believe that mini-mills constitute the higher long-term growth sector of the steel industry and that there is currently no commercially viable substitute for graphite electrodes in EAF steel making. Therefore, graphite electrodes are essential to EAF steel production. The remaining 30% of our graphite electrodes sold is primarily used in various other ferrous and non-ferrous melting applications, including steel refining (that is, ladle furnace operations for both EAF and basic oxygen furnace steel production), fused materials, chemical processing, and alloy metals.

GrafTech is also a leading global supplier of carbon, semigraphite and graphite refractory hearth linings for blast and submerged arc furnaces used to produce iron and ferroalloys. Refractory products are used to protect the walls of blast furnaces and submerged arc furnaces due to their high thermal conductivity and the ease with which they can be machined to large or complex shapes. Among the major refractory product suppliers, GrafTech has one of the most complete offerings, including a full range of brick, block, ramming paste, cement and grout products.

Engineered Solutions. Engineered Solutions include advanced graphite materials and natural graphite products. Advanced graphite materials are highly engineered synthetic graphite products used in many industrial areas due to their unique properties and the ability to tailor them to specific solutions. These products are used in the transportation, solar, metallurgical, chemical, oil and gas exploration, and various other industries as further described below. Our natural graphite products consist of thermal management solutions, fuel cell components, and sealing materials.

INDUSTRIAL MATERIALS SEGMENT

Our Industrial Materials segment, which had net sales of $861.2 million in 2007, $1,008.8 million in 2008, and $538.1 million in 2009, manufactures and delivers high quality graphite electrodes and refractory products, as well as provides customer technical services. Industrial Materials sales represented approximately 86%, 85% and 82% of consolidated net sales for 2007, 2008, and 2009, respectively. We estimate that the worldwide market for industrial materials was approximately $5.5 billion in 2008 and approximately $3.5 billion in 2009, a significant decline due to the severe decline in industrial production and the inventory overhang. Customers for these products are located in all major geographic markets.

Graphite Electrode Products. Graphite electrodes are consumed primarily in EAF steel production, the steel making technology used by all “mini-mills.” Graphite electrodes are also consumed in the refining of steel in ladle furnaces and in other smelting processes such as production of titanium dioxide.

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

Graphite electrodes are currently the only known commercially available products that have the high levels of electrical conductivity and the capability of sustaining the high levels of heat generated in an electric arc furnace producing steel. Therefore, graphite electrodes are essential to the production of steel in electric arc furnaces. We believe there is currently no commercially viable substitute for graphite electrodes in electric arc furnace steel making. We estimate that, on average, the cost of graphite electrodes represents about 2 – 3% of the cost of producing steel in a typical electric arc furnace.

Electric arc furnace steel production was approximately 340 million metric tons in 2009, representing approximately 28% of the world’s steel production, which was three percentage points lower than that in 2008. It is expected due to the financial crisis and global economic slowdown that much of the previously announced 45 million metric tons of new EAF capacity projected to be started in the 2010 – 2012 timeframe will be postponed.

Relationship Between Graphite Electrode Demand and EAF Steel Production. The improved efficiency of electric arc furnaces has resulted in a decrease in the average rate of consumption of graphite electrodes per metric ton of steel produced in electric arc furnaces (called “specific consumption”). We estimate that EAF melter specific consumption declined from about 2.5 kilograms of graphite electrodes per metric ton produced in 2000 to slightly over 1.8 kilograms per metric ton produced in 2009. We believe that the rate of decline of specific consumption over the long term has become lower and will continue at a more gradual pace, on average, as the costs (relative to the benefits) increase for EAF steel makers to achieve further efficiencies in specific consumption. We further believe that the rate of decline in the future will be impacted by the addition of new EAF steel making capacity. To the extent that this new capacity replaces old capacity, it has the accelerated effect of reducing industry wide specific consumption due to the efficiency of new electric arc furnaces relative to the old. However, to the extent that this new capacity increases industry wide EAF steel production capacity and that capacity is utilized, it creates additional demand for graphite electrodes.

Increases in EAF steel production, offset by declines in specific consumption, resulted in corresponding changes in demand for graphite electrodes. Graphite electrode demand is expected to increase in 2010 due to customers having completed their inventory destocking initiatives and continue restocking. In addition, the anticipated recovery of industrial production which would begin to offset the decline in demand experienced in 2009. Over the long term, graphite electrode demand is estimated to grow at an average annual net growth rate of 1% to 2%, based on the anticipated growth of EAF steel production, partially offset by the decline in specific consumption described above.

Production Capacity. We believe that the worldwide total graphite electrode manufacturing capacity was approximately 1.45 million metric tons for 2007 and approximately 1.57 million metric tons for 2008 and 2009. We believe that the graphite electrode industry manufacturing capacity utilization rate worldwide was about 92% for 2007, less than 90% for 2008, and approximately 55% for 2009.

As a result of repositioning our global manufacturing network and other actions, as well as our proprietary process and technological improvements, we have the capability, depending on product demand and mix, to manufacture approximately 220,000 metric tons of graphite electrodes annually from our existing assets.

Graphite Electrode Market Share. We estimate that the worldwide market for graphite electrodes was approximately $3.5 billion in 2009 and we estimate that we supplied approximately 15% of all graphite electrodes purchased.

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

GrafTech has one of the most unique carbon making processes in the world, called the hot-press process. By using various carbon and other sources and utilizing electricity, a baked refractory brick can be created in minutes as opposed to a month for the traditional block process. After cooling, the bricks are sent to an automated grinder and machined to the required size and shape to fill a customer’s order.

ENGINEERED SOLUTIONS SEGMENT

Demand for products in our engineered solutions segment decreased in 2009 as compared to 2008 due to the decline in global economic activity. The decreases were spread across most markets except for the electronic thermal management markets.

Our Engineered Solutions segment had sales of $143.6 million in 2007, $181.5 million in 2008, and $120.9 million in 2009. Engineered Solutions represented approximately 14% of consolidated net sales for 2007, approximately 15% for 2008 and approximately 18% for 2009. We estimate that our addressable worldwide market for engineered solutions was $1,027 million in 2008 and $716 million in 2009.

Advanced Graphite Materials. Our advanced graphite materials include products in a variety of shapes and grades, weighing up to ten metric tons, for diverse applications. Our products are used in many applications including fused refractory products and semiconductor components. In addition, certain of our materials, when combined with advanced flexible graphite, provide superior heat management solutions for insulation packages, induction furnaces, high temperature vacuum furnaces and direct solidification furnaces and other industrial thermal management applications.

Natural Graphite Products. We manufacture natural graphite products, consisting of flexible graphite. Applications include thermal management solutions used for the electronics, automotive, petrochemical, and transportation industries. We are one of the world’s largest manufacturers of natural graphite products for these uses and applications.

BUSINESS STRATEGIES

We believe that, by growing our revenues and operating income, successfully implementing LEAN initiatives, and maximizing our cash flows, we will deliver enhanced financial performance and return on shareholder value. We have transformed our operations, building competitive advantages to enable us to compete successfully in our major product lines, to realize enhanced performance as economic conditions improve and to exploit growth opportunities from our intellectual property portfolio. Our business strategies are designed to expand upon our competitive advantages by:

Leveraging Our Unique Global Manufacturing Network. We believe that our global manufacturing network provides us with competitive advantages in product quality, product costs, timely and reliable delivery, and operational flexibility to adjust product mix to meet the diverse needs of a wide range of market segments and customers.

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

We sell our products in every major geographic market. Sales of our products to buyers outside the U.S. accounted for about 82% of net sales in 2007 and 2009 about 83% of net sales in 2008. No single customer or group of affiliated customers accounted for more than 10% of our total net sales in 2007, 2008 or 2009.

Driving Continuous Improvement with Lean and Six Sigma. We believe a consistent focus on our customers and diligence towards aligning our processes to satisfy these customers is essential in today’s global market. We have undertaken a comprehensive launch of Lean and Six Sigma with dedicated resources at all of our key manufacturing plants intended to create a common language and tool set centering around Lean and Six Sigma.

Our focus on waste reduction using a team approach creates knowledge at all levels of the organization. Concentrating on creating flow within processes enables us to capitalize on lower inventories while still maintaining high on-time-delivery. Our metric driven behavior and instituting solid corrective actions to anomalies drives us towards customer centric solutions.

We believe we will be able to continue to leverage our stream-lined processes as a sustainable competitive advantage with shorter lead times, lower costs, higher quality products, and exceptional service. We are applying these methodologies and tools to not only our manufacturing processes; but also to our transactional processes such as Accounts Receivable, New Product Introduction, and Cash Forecasting in order to develop a high-performing value stream.

Accelerating Commercialization of Advantaged Technologies. We believe that our technological capabilities for developing products with superior thermal, electrical and physical characteristics provide us with a potential growth opportunity as well as a competitive advantage. We seek to exploit these capabilities and our intellectual property portfolio to accelerate development and commercialization of these technologies across all of our businesses, to improve existing products, and to develop and commercialize new products for higher growth rate markets such as electronic thermal management technologies. We received R&D Magazine’s prestigious R&D 100 Award in six of the past seven years. The R&D 100 Award honors the 100 most technologically significant products introduced into the market place each year. We received this award in 2003 and 2004 for our achievements in electronic thermal management products, in 2005 for our large-diameter pinless graphite electrodes, in 2006 for GRAFOAM® carbon foam, a unique high strength, light weight carbon foam in 2007 for GrafCell® flow field plates, a key component to the commercialization of fuel cells, and in 2009 for our GRAFIHX™ Flexible Heat Exchangers, a graphite solution uniquely suited for radiant floor heating systems.

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

Maintaining Liquidity and Building Stockholder Value. We believe that our business strategies support our goal of growing revenues and operating income and maximizing the cash generated from operations. Maintaining liquidity remains a priority for us. We had no borrowings under our Revolving Facility at December 31, 2009 and our cash and cash equivalents exceed $50 million. In 2008, we called for redemption our $225 million principal amount of Debentures. In 2008, we also redeemed $180 million of the Senior Notes at 103.417% of the principal amount, plus accrued interest. In 2009 we redeemed all of the remaining outstanding Senior Notes, approximately $19.9 million.

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

We deploy synchronous work processes at most of our manufacturing facilities. We have also installed and continue to install and upgrade proprietary process technologies at our manufacturing facilities, use statistical process controls in our manufacturing processes for all products, and employ LEAN processing improvement techniques.

Our global manufacturing network also helps us to minimize risks associated with dependence on any single economic region.

MANUFACTURING

Graphite Electrode. The manufacture of a graphite electrode takes, on average, about two months. We manufacture graphite electrodes ranging in size up to 30 inches in diameter and over 11 feet in length, and weighing as much as 5,900 pounds (2.6 metric tons). The manufacture of graphite electrodes from calcined petroleum coke to a finished electrode includes six main processes: forming the electrode, baking the electrode, impregnating the electrode with a special pitch that improves the strength, rebaking the electrode, graphitizing the electrode using electric resistance furnaces, and machining.

We generally warrant to our customers that our electrodes will meet our specifications. Electrode returns and replacements have been immaterial in the aggregate to net sales in each of the last three years.

We manufacture graphite electrodes in Mexico, Brazil, South Africa, France and Spain. We have an electrode machining center in Russia.

Refractory Products. Refractory bricks are manufactured in the United States, using a proprietary “hot press” process. We have two primary grades of refractory products. The manufacture of a refractory block begins with the mixing and blending of the raw materials. The raw materials are fed into molds and pressed into shape. Intense heat and pressure are then applied to the mold boxes for approximately four minutes. The bricks are then cooled and then cut into the desired shapes. Our bricks are generally smaller than our competitors’ products. We believe our smaller brick size creates an easier installation process compared to larger bricks. We manufacture refractory bricks into sizes up to 18 inches, although we can manufacture bricks into a multitude of sizes and shapes to meet the needs of our customers.

Advanced Graphite Materials. Advanced graphite materials are manufactured using processes and technologies similar to those of graphite electrodes. Manufacturing lead times range between four to six months for most products and depend on the specific material properties that are needed to be imparted in the final billet. After the forming, baking, impregnation, rebaking and graphitization steps, the billets are either dressed and sold as raw stock or are machined into custom parts against proprietary specifications supplied by our customers. We produce advanced graphite materials in the United States, South Africa, Brazil, France and Italy.

Natural Graphite Products. We use a proprietary process to convert mined natural graphite flake into expandable graphite, an intermediate product. We manufacture flexible graphite by subjecting expandable graphite to additional proprietary processing. Our natural graphite business operates two manufacturing facilities in the U.S. We believe that we operate one of the world’s most technologically sophisticated advanced natural graphite production lines.

Quality Standards and Maintenance. Most of our global manufacturing facilities are certified and registered to ISO 9001-2008 international quality standards and some are certified to QS 9001-2008. Natural graphite has a quality assurance system designed to meet the most stringent requirements of its customers and is ISO TS 16949:2009 certified. Maintenance at our facilities is conducted on an ongoing basis.

Raw Materials and Suppliers. The primary raw materials for electrodes are engineered by-products and residues of the petroleum and coal industries. We use these raw materials because of their high carbon content. The primary raw materials for graphite electrodes are calcined needle coke and pitch. We purchase raw materials from a variety of sources and believe that the quality and cost of our raw materials on the whole is competitive with those available to our competitors.

We are parties to an evergreen contract with ConocoPhillips for the supply of petroleum coke, our primary raw material, and also work with them to improve the quality of this important raw material in order to improve the quality of our electrodes. This supply agreement contains customary terms and conditions including annual price negotiations, dispute resolution and termination provisions, including, upon a termination, a 3-year supply arrangement with reducing volume commitments.

We have fixed price contracts for our 2010 needle coke requirements.

Raw materials for refractory products are primarily sourced internally and from a variety of third parties. The primary raw material used in refractory products is crushed graphite.

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

Finished products are usually stored at our manufacturing facilities. Limited quantities of some finished products are also stored at local warehouses around the world to meet customer needs.

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

We price our products based on the value that we believe we deliver to our customers. Pricing may vary within any given industry, depending on the market segment within that industry and the value of the offer to a specific customer. We believe that we can achieve increased competitiveness, customer demand, and profitability through our value added offerings to customers. In certain market segments where the product is less differentiated, these value added offerings have less impact on our competitiveness. Historically, our graphite electrode customers generally seek to negotiate to secure the reliable supply of their anticipated volume requirements on an annual basis, sometimes called the “graphite electrode book building process”. These orders are subject to renegotiation or adjustment to meet changing market conditions. The remainder of our graphite electrode customers purchase their electrodes as needed at then current market prices (i.e., at the spot price). Given the fragile state of economic recovery, limited customer visibility and a perceived shift in customer order patterns, we expect increased sales on a shorter term contracts basis in 2010 compared to prior years. Currently, we do not manage or operate based on a backlog.

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

Industrial Materials. We sell our Industrial Materials segment products primarily through our direct sales force, independent sales representatives and distributors, all of whom are trained and experienced with our products.

We have customer technical service personnel based around the world to assist customers to maximize their production and minimize their costs. We employ about 129 engineers and technicians in our Industrial Materials segment, a portion of whom provide technical service and advice to key steel and other metals customers. These services include furnace applications and operation, as well as furnace upgrades to reduce energy consumption, improve raw material costs and increase output.

Engineered Solutions. Our Engineered Solutions products are sold using direct employees and independent sales representatives and distributors in all major geographic markets of the world including North and South America, Africa, Europe and Asia.

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

Research and development expenses amounted to $8.6 million, $9.0 million and $10.2 million in 2007, 2008 and 2009, respectively.

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

Intellectual Property. We believe that our intellectual property, consisting primarily of patents and proprietary know-how, provides us with competitive advantages and is important to our growth opportunities. Our intellectual property portfolio is extensive, with over 300 U.S. and foreign patents and close to 400 U.S. and foreign pending carbon and graphite related patent applications, which we believe, is more than any of our major competitors. Among our competitors, we hold one of the largest number of patents for flexible graphite as well as the largest number of patents relating to the use of natural graphite for PEM fuel cell applications. In addition, we have obtained exclusive and non-exclusive licenses to various U.S. and foreign patents relating to our technologies. These patents and licenses expire at various times over the next two decades.

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

We believe that there are certain cost and technology barriers to entry into our industry, including the need for extensive product and process know-how and other intellectual property and a high initial capital investment. It also requires high quality raw material sources and a developed energy supply infrastructure. However, competing manufacturers, particularly Chinese manufacturers, have been able to expand their sales and manufacturing geographically.

There are a number of international graphite electrode producers, including GrafTech, SGL Carbon A.G. (Germany), Tokai Carbon Co., Ltd. (Japan), Showa Denko Carbon K.K. (Japan), Graphite India Limited (India), HEG Limited (India), SEC Corporation (Japan), Nippon Carbon Co., Ltd. (Japan), C/G Electrodes LLC (USA), Energoprom (Russia), FangDa Group (China) and Sinosteel Jilin Carbon Co., Ltd.(China), as well as a number of others which are in China.

All graphite electrode manufacturers, even those without multinational manufacturing operations, are capable of, and many in fact are, supplying their products globally, and are experiencing increased competition from Russian and Chinese graphite electrode manufacturers. The Chinese government has strongly supported and invested heavily in industrial expansion in recent years and continues to do so. As a part of this expansion, Chinese production of graphite electrodes has increased and the quality of the electrodes produced in China has improved. The Chinese policy of maintaining a fixed rate of exchange of the renminbi to the U.S. dollar may provide Chinese producers with a competitive advantage with respect to exports of graphite electrodes.

Engineered Solutions. Competitors of our engineered solutions segment compete on product differentiation and innovation, quality, price, delivery reliability and customer service depending on the specific market segment or product application.

We believe we are the technology leader within the market segments we participate in, and we differentiate ourselves based on our ability to provide customers with a solution that gives them one of the lowest total operational cost in meeting their product manufacturing needs. We achieve this by using our extensive product, process and application knowledge.

We believe there are certain barriers to entry into this market segment including the need for extensive product and process know-how, intellectual property and a high initial capital investment.

We compete with other major specialty graphite competitors on a global basis. These competitors include SGL Carbon A.G. (Germany), Tokai Carbon Co., Ltd. (Japan), Toyo Tanso (Japan), Carbone Lorraine (France) and several other competitors, a number of which are in China.

ENVIRONMENTAL MATTERS

We are subject to a wide variety of federal, state, local and foreign laws and regulations relating to the presence, storage, handling, generation, treatment, emission, release, discharge and disposal of wastes and other substances defined as hazardous or toxic, or otherwise are believed to have potential to harm the environment or human health, which govern our current and former properties, neighboring properties and our current operations worldwide. These laws and regulations (and the enforcement thereof) are periodically changed and are becoming increasingly stringent. We have experienced some level of regulatory scrutiny at most of our current and former facilities, and have been required to take corrective or remedial actions and incur related costs in the past, and may experience further regulatory scrutiny, and may be required to take further corrective or remedial actions and incur additional costs, in the future. Although it has not been the case in the past, these costs could have a material adverse effect on us in the future.

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

Our manufacturing operations outside the U.S. are subject to the laws and regulations of the countries in which those operations are conducted. These laws and regulations primarily relate to pollution prevention and the control of the impacts of industrial activities on the quality of the air, water and soil. Regulated activities include, among other things: use of hazardous substances; packaging, labeling and transportation of products; management and disposal of toxic wastes; discharge of industrial and sanitary wastewater; and process emissions to the air. Under the European Union’s regulations concerning the Registration, Evaluation, Authorization and Restriction of Chemicals (commonly referred to as “REACH”), manufacturers and importers into the European Union (EU) of certain chemical substances are required to register and evaluate their potential impacts on human health and the environment. Under REACH, the continued importation into the EU, manufacture and/or use of certain chemical substances may be restricted, and manufacturers and importers of certain chemicals will be required to undertake evaluations of those substances. The requirements of REACH are expected to be phased in over a period of years, and compliance with its requirements is anticipated to require expenditures and resource commitments.

We believe that we are currently in material compliance with the federal, state, local and foreign environmental laws and regulations to which we are subject. We have received and may in the future receive notices from the U.S. Environmental Protection Agency (the “U.S. EPA”) or state environmental protection agencies, as well as claims from other parties, alleging that we are a potentially responsible party (a “PRP”) under Superfund and similar state laws for past and future remediation costs at waste disposal sites and other contaminated properties. Although Superfund liability is joint and several, in general, final allocation of responsibility at sites where there are multiple PRPs is made based on each PRP’s relative contribution of hazardous substances to the site. Based on information currently available to us, we believe that any potential liability we may have as a PRP will not have a material adverse effect on us.

As a result of amendments to the Clean Air Act enacted in 1990, certain of our facilities have been or will be required to comply with new reporting requirements and standards for air emissions that have been or may be adopted by the U.S. EPA and state environmental protection agencies over the next several years pursuant to regulations that have been or could be promulgated, including potentially the promulgation of maximum achievable control technology standards for the carbon and graphite manufacturing industry. The regulations that have been promulgated to date have necessitated use of additional administrative and engineered controls, and changes in certain manufacturing processes, in order for us to achieve compliance with these regulations. Similar foreign laws and regulations have been or may also be adopted to establish new standards for air emissions, which may also require additional controls on our manufacturing operations outside the U.S. Based on information currently available to us, we believe that compliance with these regulations will not have a material adverse effect on us.

International accords, foreign laws and regulations, and U.S. federal, state and local laws and regulations are increasingly being enacted to address concerns about the effects that carbon dioxide emissions and other identified greenhouse gases (GHG) may have on the environment and climate worldwide. These effects are widely referred to as Climate Change. Some members of the international community have taken actions in the past to address Climate Change issues on a global basis. The Kyoto Protocol, which was ratified in 1997, set binding GHG emission reduction targets for the participating industrialized countries. Members of the international community have been having on-going meetings since 2007, including the United Nations Climate Change Conference in Copenhagen held in December 2009, in the interest of negotiating a future treaty to replace the Kyoto Protocol, which will expire in 2012. Although the U.S. did not ratify the Kyoto Protocol, we believe it is probable that the U.S. would sign a new international Climate Change treaty. The EU Emissions Trading Scheme (EU ETS), enacted under the provisions of the Kyoto Protocol, requires certain listed energy-intensive industries to participate in an international “cap and trade” system of GHG emission allowances. As carbon and graphite manufacturing is not a covered industry under the EU ETS, our European operations are not required to comply with these provisions. However, the EU ETS will also expire in 2012 and we believe will likely be replaced by similar “cap and trade” legislation that could cover some or all of our manufacturing operations in Europe. In the U.S., Climate Change legislation is currently pending in Congress and, if enacted, would limit GHG emissions from covered entities through a similar “cap and trade” system to reduce the quantity of national GHG emissions in accordance with established goals and time lines. One or more of our U.S. facilities could be covered by such new legislation and we may be required to purchase emission allowances at some point in time, depending on the final promulgated GHG emission thresholds, availability of government-granted free emission allowances to energy-intensive or trade vulnerable industries, and other variables. On October 30, 2009, the U.S. EPA published the Mandatory Reporting of Greenhouse Gases Final Rule, which as of the January 1, 2010 effective date, requires facilities with specified GHG sources that emit over the annual threshold quantities to monitor and report their GHG emissions annually. Large suppliers of petroleum products (including, by definition, importers and exporters) must also submit an annual activity report to the U.S. EPA. We are covered under certain provisions of this Rule and believe we have the necessary administrative systems in place to comply with the requirements. Under various other foreign and U.S. state regulations, we are currently required to report certain GHG emissions to the pertinent authorities. Furthermore, in December 2009, the U.S. EPA issued an “endangerment and cause or contribute finding” for GHGs under Section 202(a) of the Clean Air Act, which will allow it to issue new rules that directly regulate GHG emissions under the existing federal air permit programs. One or more of our U.S. facilities could be covered by such new regulations. Depending on the final promulgated GHG emission threshold and other criteria, we may be required to modify our air permits, implement additional administrative and engineered controls, and/or make changes in certain manufacturing processes at some point in the future in order for us to achieve compliance with these regulations. Based on information currently available to us, we believe that compliance with these regulations will not have a material adverse effect on us.

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

Estimates of future costs for compliance with U.S. and foreign environmental protection laws and regulations, and for environmental liabilities, are necessarily imprecise due to numerous uncertainties, including the impact of potential new laws and regulations, the availability and application of new and diverse technologies, the extent of insurance coverage, the discovery of contaminated properties, or the identification of new hazardous substance disposal sites at which we may be a PRP and, in the case of sites subject to Superfund and similar state and foreign laws, the final determination of remedial requirements and the ultimate allocation of costs among the PRPs. Subject to the inherent imprecision in estimating such future costs, but taking into consideration our experience to date regarding environmental matters of a similar nature and facts currently known, we estimate that our costs and capital expenditures (in each case, before adjustment for inflation) for environmental protection regulatory compliance programs and for remedial response actions will not increase materially over the next several years.

Furthermore, we establish accruals for environmental liabilities when it is probable that a liability has been or will be incurred, and the amount of the liability can be reasonably estimated. We adjust these accruals as new remedial actions or other commitments are made, and when new information becomes available that changes the estimates previously made.

INSURANCE

We maintain insurance against civil liabilities relating to personal injuries to third parties, for loss of or damage to property, for business interruptions and for environmental matters, that provides coverage, subject to the applicable coverage limits, deductibles and retentions, and exclusions, that we believe are appropriate upon terms and conditions and for premiums that we consider fair and reasonable in the circumstances. We cannot assure you, however, that we will not incur losses beyond the limits of or outside the coverage of our insurance.

EMPLOYEES

At December 31, 2009, we had 2,147 employees, a decrease of 364 employees compared to 2008. A total of 531 employees were in Europe (including Russia), 678 were in Mexico and Brazil, 327 were in South Africa, 1 was in Canada, 602 were in the U.S. and 8 were in the Asia Pacific region. At December 31, 2009, 1,311 of our employees were hourly employees.

At December 31, 2009, approximately 58% of our worldwide employees were covered by collective bargaining or similar agreements, which expire at various times in each of the next several years. At December 31, 2009, about 594 employees, or 28% of our employees, were covered by agreements which expire, or are subject to renegotiation, at various times through December 31, 2010. We believe that, in general, our relationships with our unions are satisfactory and that we will be able to renew or extend our collective bargaining or similar agreements on reasonable terms as they expire. We cannot assure, however, that renewed or extended agreements will be reached without a work stoppage or strike or will be reached on terms satisfactory to us.

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

Our business and results of operations are affected by international, national and regional economic conditions. Financial markets in the United States, Europe and Asia experienced extreme disruption in the second half of 2008 and much of 2009, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining values of others. The global economy was in a recession. Slowing, or declining, economic growth in the United States and elsewhere caused our customers to delay or reduce purchases which, in turn, resulted in reductions in sales of our products, longer sales cycles and increased price competition, materially and adversely affecting our financial position and results of operations.

We believe that in the graphite electrode markets in which we compete, the capacity utilization rate was over 95% in the first nine months of 2008, but, as a result of the financial crisis and the global economic slowdown, fell dramatically in the fourth quarter of 2008 and we estimate they were less than 50% at the end of the year. We believe capacity utilization rates averaged 50% for the full year 2009. These lower capacity utilization rates adversely affected our financial position and results of operation in 2009.

Although certain economists are forecasting that the worldwide recession has begun to ease as a result of wide-ranging government stimulus programs and intervention, the consensus of economists is that the pace of recovery will be slow, as high unemployment continues. Thus, while stabilization appears to have begun, the global economy remains fragile and market demand remains far below pre-crisis levels. The expected slow pace of recovery, and the possibility of a return of recessionary conditions, will continue to have an adverse effect upon our business in 2010.

We are dependent on the global steel industry and also sell products used in the transportation, semiconductor, solar, petrochemical, electronics, and other industries which are susceptible to global and regional economic downturns.

We sell our industrial materials products, which accounted for about 82% of our total net sales in 2009, primarily to the EAF steel production industry. Many of our other products are sold primarily to the transportation, solar, oil and gas exploration industries. These are global basic industries, and they are experiencing various degrees of contraction, growth and consolidation. Customers in these industries are located in every major geographic market. As a result, our customers are affected by changes in global and regional economic conditions. This, in turn, affects overall demand and prices for our products sold to these industries. As a result of changes in economic conditions, demand and pricing for our products sold to these industries has fluctuated and in some cases declined significantly.

Demand for our products sold to these industries may be adversely affected by improvements in our products as well as in the manufacturing operations of customers, which reduce the rate of consumption or use of our products. Our customers, including major steel producers, are experiencing and may continue to experience downturns or financial distress that could adversely impact our ability to collect our accounts receivable or to collect them on a timely basis.

Sales volumes and prices of our products sold to these industries are impacted by the supply/demand balance as well as overall changes in demand, and growth of and consolidation within, the end markets for our products. In addition to the factors mentioned above, the supply/demand balance is affected by factors such as business cycles, rationalization, and increases in capacity and productivity initiatives within our industry and the end markets for our products, some of which factors are affected by decisions by us.

The steel industry, in particular, has historically been highly cyclical and is affected significantly by general economic conditions. Significant customers for the steel industry include companies in the automotive, construction, appliance, machinery, equipment and transportation industries, all of which continue to be affected by the general economic downturn and the deterioration in financial markets, including severely restricted liquidity and credit availability.

In addition, a continuation of the current difficult economic conditions may lead current or potential customers of our Engineered Solutions business to delay or reduce technology purchases or slow their adoption of new technologies. This may result in a continued reduction, or slower rate of recovery, of sales of our Engineered Solutions products and increased price competition, which could materially and adversely affect our financial position and results of operations.

Current credit conditions may impair our access to sufficient capital to finance our operating needs.

The Revolving Facility expires on July 15, 2010. We are currently negotiating a new facility. The U.S. and global economies are currently undergoing a period of economic uncertainty, and the related financial markets continue to experience volatility. The financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may fail, consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency, and equity markets. All these factors may adversely affect our ability to refinance the Revolving Facility on comparable or otherwise acceptable terms, or at all. If we are unable to refinance our Revolving Facility, or are able to renew it only in a significantly lesser amount, or otherwise on less favorable terms, it may (i) adversely impact our growth and acquisition initiatives, (ii) impair our ability to purchase raw materials, and (iii) have a material adverse effect on our liquidity and results of operations.

We are subject to restrictive covenants under the Revolving Facility and expect to be subject to restrictive covenants under any renewal or refinancing thereof. These covenants could significantly affect the way in which we conduct our business. Our failure to comply with these covenants could lead to an acceleration of our debt.

The Revolving Facility contains a number of covenants that, among other things, restrict our ability to: sell assets; incur, repay or refinance indebtedness; create liens; make investments or acquisitions; engage in mergers or acquisitions; pay dividends; repurchase stock; or make capital expenditures.

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

We expect that any renewal or refinancing of the Revolving Facility will contain covenants that may be as restrictive, or more restrictive, than the covenants contained in the Revolving Facility and would extend to the lenders thereunder remedies, in the event of any default, similar to those provided to the lenders under the Revolving Facility described above.

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

•	imposition of or increase in revenue, income or earnings taxes and withholding and other taxes on remittances and other payments by subsidiaries;

•	imposition of or increases in investment or trade restrictions by the U.S. or by non-U.S. governments or trade sanctions adopted by the U.S.;

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

We use and generate hazardous substances in our manufacturing operations. In addition, both the properties on which we currently operate and those on which we have ceased operations are and have been used for industrial purposes. Further, our manufacturing operations involve risks of personal injury or death. We are subject to increasingly stringent environmental, health and safety laws and regulations relating to our current and former properties, neighboring properties, and our current raw materials, products, and operations. These laws and regulations provide for substantial fines and criminal sanctions for violations and sometimes require evaluation and registration of the installation of costly pollution control or safety equipment or costly changes in operations to limit pollution or decrease the likelihood of injuries. It is also possible that the impact of such regulations on our suppliers could affect the availability and cost of our raw materials. In addition, we may become subject to potential material liabilities for the investigation and cleanup of contaminated properties, for claims alleging personal injury or property damage resulting from exposure to or releases of hazardous substances, or for personal injury as a result of an unsafe workplace. Further, alleged noncompliance with or stricter enforcement of, or changes in interpretations of, existing laws and regulations, adoption of more stringent new laws and regulations, discovery of previously unknown contamination or imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could be material.

We may face risks related to greenhouse gas emission limitations and climate change.

There is growing scientific, political and public concern that emissions of greenhouse gases (“GHG”) are altering the global atmosphere in ways that are affecting, and are expected to continue to affect, global climate. Legislators, regulators and others, as well as many companies, are considering ways to reduce GHG emissions. It is possible that some form of regulation of

GHG emissions will be forthcoming in the U.S. and other countries. Regulation of GHG emissions could impose costs on us, including increased energy, environmental and other costs, necessary to comply with any limitations which may be imposed. To the extent that similar limitations are not imposed globally, such regulation may impact our ability to compete with companies located in countries which do not impose such limitations. The impact of any future GHG regulatory requirements on our global business will be dependent upon the design of the regulatory schemes that are ultimately adopted and, as a result, we are unable to predict their significance to our operations at this point.

EAF steel production is less energy intensive than production of steel in basic oxygen furnaces. As a result, to the extent that limitations are imposed on GHG emissions, this may encourage further growth in EAF steel production which, in turn, could lead to increased demand for our graphite electrodes. Any resultant increase in sales of electrodes may partially offset the additional costs that compliance with GHG emission regulations may impose on us.

It is possible that the physical impacts of climate change could affect our operations. These may include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and changing temperature levels. For instance, the Seadrift facility in which we own an approximately 19% equity interest, and facilities supplying it, are located in a geographic area less than 100 feet above sea level and, as a result, rising sea levels could have an adverse impact on their operations.

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

We purchase raw materials and energy from a variety of sources. In many cases, we purchase them under short term contracts or on the spot market, in each case at fluctuating prices. We purchase a majority of our requirements for petroleum coke, our principal raw material, from two plants of a single supplier under an evergreen supply agreement, containing customary terms and conditions, including price renegotiation, dispute resolution and termination provisions. The availability and price of raw materials and energy may be subject to curtailment or change due to:

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

We may seek to acquire other companies or product lines which are complementary to our existing businesses and product lines or to add new businesses and product lines. Any such future acquisitions that we may elect to pursue will be accompanied by the risks commonly encountered in such transactions. Such risks include, among others:

•	the difficulty of identifying appropriate acquisition candidates;

•	the difficulty of assimilating the operations and personnel of the acquired entities;

•	the potential disruption of our ongoing business;

•	the potential incurrence of new debt or the issuance of new equity that could increase our leverage or dilute our stockholders’ equity interests;

•	our inability to capitalize on the opportunities presented by acquisitions; and

•	our failure to implement and maintain uniform standards, controls, procedures and policies at any acquired businesses.

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

As part of our cash management, we have non-dollar denominated intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Operations.

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

Competition in the graphite and carbon products industry (other than, generally, with respect to new products) is based primarily on price, product differentiation and quality, delivery reliability, and customer service. Electrodes, in particular, are subject to rigorous price competition. In such a competitive market, changes in market conditions, including customer demand and technological development, could adversely affect our competitiveness, sales and/or profitability.

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

At December 31, 2009 we had $165.7 million of gross deferred income tax assets, of which $106.8 million required a valuation allowance. In addition, we had $69.3 million of gross deferred income tax liabilities. Our valuation allowance means that we do not believe that these assets are more likely than not to be realized. Until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets, income tax benefits in each current period will be fully reserved.

Our valuation allowance, which is predominantly in the U.S. tax jurisdiction, does not affect our ability and intent to utilize the deferred income tax assets as we generate sufficient future profitability. We are executing current strategies and developing future strategies, to improve sales, reduce costs and improve our capital structure in order to improve U.S. taxable income of the appropriate character to a level sufficient to fully realize these benefits in future years.

RISKS RELATING TO OUR SECURITIES

To the extent that outstanding options to purchase shares of our common stock are exercised or other equity awards are granted under our incentive plans, the ownership interests of our other stockholders will be diluted.

Our stock price may be volatile due to the nature of our business as well as the nature of the securities markets, which could affect the value of an investment in our common stock.

Companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation which involves substantial costs and a diversion of those companies’ management’s attention and resources. Many factors may cause the market price for our common stock to decline or fluctuate, perhaps substantially, including:

•	failure of net sales, results of operations or cash flows from operations to meet the expectations of securities analysts or investors;

•	recording of additional restructuring, impairment or other charges or costs;

•	downward revisions in revenue, earnings or cash flow estimates of securities analysts;

•	downward revisions or announcements that indicate possible downward revisions in the ratings on debt instruments that we may have outstanding from time to time, if any;

•	speculation in the press or investor perception concerning our industry or our prospects; and

•	changes in general capital market conditions.

FORWARD LOOKING STATEMENTS

This Report contains forward looking statements. In addition, we or our representatives have made or may make forward looking statements on telephone or conference calls, by webcasts or emails, in person, in presentations or written materials, or otherwise. These include statements about such matters as: expected future or targeted operational and financial performance; growth rates and future production and sales of products that incorporate or that are produced using our products; changes in production capacity in our operations and our competitors’ or customers’ operations and the utilization rates of that capacity; growth rates for, future prices and sales of, and demand for our products and our customers products; costs of materials and production, including anticipated increases or decreases therein, our ability to pass on any such increases in our product prices or surcharges thereon, or customer or market demand to reduce our prices due to such decreases; changes in customer order patterns due to changes in economic conditions; productivity, business process and operational initiatives, and their impact on us; our position in markets we serve; financing and refinancing activities; investments and acquisitions that we have made or may make in the future and the performance of the businesses underlying such acquisitions and investments; employment and contributions of key personnel; employee relations and collective bargaining agreements covering many of our operations; tax rates; capital expenditures and their impact on us; nature and timing of restructuring charges and payments; strategic plans and business projects; regional and global economic and industry market conditions, the timing and magnitude of changes in such conditions and the impact thereof; interest rate management activities; currency rate management activities; deleveraging activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, technology development and collaboration, investment, acquisition, venture, operational, tax, financial and capital projects; legal proceedings, contingencies, and environmental compliance including any regulatory initiatives with respect to greenhouse gas emissions which may be proposed; consulting projects; potential offerings, sales and other actions regarding debt or equity securities of us or our subsidiaries; and costs, working capital, revenues, business opportunities, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. The words “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “intend,” “should,” “would,” “could,” “target,” “goal,” “continue to,” “positioned to” and similar expressions, or the negatives thereof, identify some of these statements.

Our expectations and targets are not predictors of actual performance and historically our performance has deviated, often significantly, from our expectations and targets. Actual future events and circumstances (including future results and trends) could differ materially, positively or negatively, from those set forth in these statements due to various factors. These factors include:

•

the possibility that the challenging global economic conditions which continue to prevail may continue to depress or further depress demand for electric arc furnace (“EAF”) steel which may, in turn, result in a slower than expected increase, or even a further decrease, in the demand for our graphite electrodes;

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

•

the possibility that current economic disruptions may result in idling or permanent closing of blast furnace capacity or delay of blast furnace capacity additions or replacements which may affect demand and prices for our refractory products;

•

the possibility that reductions in customers’ production, increases in competitors’ capacity, competitive pressures, or other changes in other markets we serve may occur, which may impact demand for, prices of or unit and dollar volume sales of, our other products, or growth or profitability of our other product lines, or change our position in such markets;

•

the possibility that we will not be able to hire and retain key personnel or to renew or extend our collective bargaining or similar agreements on reasonable terms as they expire or to do so without a work stoppage or strike, including at our Clarksburg, West Virginia facility where its primary collective bargaining agreement is up for renewal in 2010;

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

•

the possibility that challenging conditions or changes in the capital markets will limit our ability to obtain financing for growth and other initiatives, including the renewal of our Revolving Facility which matures in July 2010, on acceptable terms or at all;

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

•

the possibility that the actual outcome of uncertainties associated with assumptions and estimates using judgment when applying critical accounting policies and preparing financial statements may have a material impact on our results of operations or financial position;

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

•

the possibility that new or expanded regulatory initiatives with respect to greenhouse gas emissions, if implemented, could have an impact on our facilities, increase the capital intensive nature of our business, and add to our costs of production of our products;

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

The information required by Item 3 is set forth in Note 16, “Contingencies” of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

MARKET INFORMATION

Our common stock is listed on the NYSE under the trading symbol “GTI.” Our common stock is included in the Russell 2000 Index. The closing sale price of our common stock was $15.55 on December 31, 2009, the last trading day of our most recent fiscal year. The following table sets forth, for the periods indicated, the high and low closing sales price per share for our common stock as reported by the NYSE.

	High	Low
2008
First Quarter	$17.85	$12.88
Second Quarter	27.02	16.61
Third Quarter	27.27	13.47
Fourth Quarter	14.01	3.98
2009
First Quarter	$9.83	$5.00
Second Quarter	12.79	6.46
Third Quarter	15.87	10.12
Fourth Quarter	16.58	12.67

At February 3, 2010, there were 126 stockholders of record and, we estimate, 43,066 beneficial owners.

DIVIDEND POLICIES AND RESTRICTIONS

It is the current policy of our Board of Directors to retain earnings to finance strategic and other plans and programs, conduct business operations, fund acquisitions, meet obligations and repay debt. Any declaration and payment of cash dividends or repurchases of common stock will be subject to the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash requirements and future prospects, the limitations contained in the Revolving Facility and other factors deemed relevant by our Board of Directors. We did not pay any cash dividends in 2008 or 2009. We periodically review our dividend policy. At the present time, there are no plans for paying cash dividends in the near future.

In December 2007, our Board of Directors approved a share repurchase program authorizing the purchase of up to 3 million shares of our common stock. Share repurchases may take place from time to time in the open market, or through privately negotiated transactions, as market conditions warrant. We have in the past funded and intend in the future to fund, any such share repurchases from available cash and cash flows. These share repurchases may be suspended or discontinued at any time. During 2007 and 2009 we did not purchase any shares under this program. During 2008, we purchased 948,095 shares under this program. The maximum number of shares that may yet be purchased under the program was 2,051,905 at December 31, 2009.

In addition to the above repurchase program, we occasionally purchase or withhold shares from employee equity awards to cover withholding taxes.

GTI is a holding company that derives substantially all of its cash flow from issuances of its securities and cash flows of its subsidiaries. Accordingly, GTI’s ability to pay dividends or repurchase common stock from cash flow from sources other than issuance of its securities is dependent upon the cash flows of its subsidiaries and the advance or distribution of those cash flows to GTI.

Under the Revolving Facility, in general, GTI is permitted to pay dividends and repurchase common stock in an aggregate amount (cumulative from February 2005) up to $25 million (or up to $75 million, if certain leverage ratio requirements are satisfied), plus, each year, an aggregate amount equal to 50% of our consolidated net income in the prior year.

PERFORMANCE GRAPH

The following graph compares the 5-year total return provided to shareholders of our common stock to the cumulative total return of the Dow Jones Industrial Average and the Russell 2000 Index. An investment of $100 is assumed to have been made in our common stock and in each of the indexes on December 31, 2004 and its relative performance is tracked through December 31, 2009.

COMPARISON OF CUMULATIVE TOTAL RETURN

Item 6.	Selected Financial Data

The data set forth below should be read in conjunction with “Part I. Preliminary Notes-Presentation of Financial, Market and Legal Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$773,028	$855,433	$1,004,818	$1,190,238	$659,044
Income (loss) from continuing operations (a)	(111,758)	35,437	148,673	200,515	12,550
Basic earnings per common share:
Income (loss) from continuing operations	$(1.14)	$0.36	$1.48	$1.80	$0.10
Income (loss) from discontinued operations (b)	(0.05)	0.50	(0.02)	—	—

Net income (loss)	$(1.19)	$0.86	$1.46	$1.80	$0.10

Weighted average common shares outstanding (in thousands)	97,689	97,965	100,468	111,447	119,707

Diluted earnings per common share:
Income (loss) from continuing operations	$(1.14)	$0.36	$1.39	$1.74	$0.10
Income (loss) from discontinued operations (b)	(0.05)	0.50	(0.02)	—	—

Net income (loss)	$(1.19)	$0.86	$1.37	$1.74	$0.10

Weighted average common shares outstanding (in thousands)	97,689	98,582	116,343	119,039	120,733

Balance sheet data (at period end):
Total assets	$901,143	$918,040	$875,878	$943,129	$892,608
Other long-term obligations (c)	107,704	103,408	94,010	118,272	108,267
Total long-term debt	663,489	631,108	399,586	50,557	1,467
Other financial data:
Net cash provided by operating activities	$7,989	$64,181	$130,772	$248,636	$170,329
Net cash provided by (used in) investing activities	(60,381)	118,538	(26,525)	(209,858)	(60,110)
Net cash provided by (used in) financing activities	36,184	(39,568)	(199,726)	(80,215)	(72,875)

(a)	Income (loss) from continuing operations by period includes

For the Year Ended December 31, 2005:

•

a $9.7 million restructuring expense, pertaining primarily to a $6.1 million expense associated with the rationalization of our graphite electrode facilities, including those in Brazil, France, and Russia and a $3.2 million expense associated with the closure of our graphite electrode manufacturing operations at Caserta, Italy.

•	a $0.5 million expense associated with the relocation of our corporate headquarters from Wilmington, Delaware to Parma, Ohio,

•	a $0.8 million expense associated with the phase out of our graphite electrode machining operations in Clarksville, Tennessee,

•

a $0.4 million expense associated with the closure of our advanced graphite machining operations in Sheffield, United Kingdom, offset by a $1.3 million benefit associated with a change in estimate pertaining to the closure of certain graphite electrode manufacturing operations,

•	a $2.9 million expense for the impairment of our long-lived carbon electrode fixed assets in Columbia, Tennessee,

•

a $150.2 million provision for income taxes in 2005 primarily due to a charge resulting from a net change in the total valuation allowance for 2005 of $137.9 million. During the 2005 year end financial accounting closing process, we determined that the timing of when we will generate sufficient U.S. taxable income to realize our U.S. deferred tax assets became less certain; therefore, we recorded valuation allowances.

For the Year Ended December 31, 2006:

•	a $10.0 million restructuring expense associated with the rationalization of our graphite electrode facilities, including those in France and the United States,

•	a $1.8 million expense associated with the closure of our graphite electrodes manufacturing operations in Caserta, Italy,

•	a $1.4 million expense associated with the relocation of our corporate headquarters from Wilmington, Delaware to Parma, Ohio,

•	a $2.7 million expense for severance and other costs related to the shutdown of our carbon electrode production operations in Columbia, Tennessee,

•	a $6.6 million impairment for the abandonment of capitalized costs related to our enterprise resource planning system, caused by indefinite delays in the implementation of remaining facilities,

•	a $1.4 million impairment for the write-down of long-lived assets in our former Etoy, Switzerland facility, as the estimated fair value less selling costs exceeded book value,

•	a $0.8 million loss for the abandonment of certain long-lived assets associated with the accelerated closing of our carbon electrode facility in Columbia, Tennessee,

•	a $1.7 million loss for the abandonment of certain fixed assets related to our graphite electrode operations,

•	a $2.5 million expense for the settlement of three foreign customer lawsuits associated with anti-trust lawsuits and related items,

•	a $23.3 million expense for our incentive compensation program.

For the Year Ended December 31, 2007:

•

a $1.4 million expense for restructuring, pertaining primarily to a $0.7 million expense associated with the phase out of our graphite electrode machining and warehousing operations in Clarksville, Tennessee and a $0.5 million expense associated with changes in estimates of the timing and amounts of severance and related payments to certain employees in Caserta, Italy,

•	a $23.5 million expense for our incentive compensation program,

•	a $23.7 million gain from the sale of our Caserta, Italy facility,

•	a $1.3 million gain from the sale of our Vyazma, Russia facility,

•	a $13.0 million loss on extinguishment on the repurchase of Senior Notes,

•	a $2.3 million ($0.7 million, net of tax) discontinued operations gain for purchase price adjustments related to our cathodes sale that occurred in December 2006,

•	a $1.5 million overstatement of income tax expense from continuing operations related to the correction of our invalid “check the box” tax election made for our Swiss entity in 2004,

•	a $4.4 million expense for the settlement of our pension obligations in South Africa.

For the Year Ended December 31, 2008:

•	a $6.8 million loss on extinguishment on the repurchase of Senior Notes,

•	a $4.1 million gain on derecognition of the Debentures,

•	a $9.0 million expense for the Make-Whole provision in connection with the derecognition of the Debentures,

•	a $22.1 million expense for our incentive compensation program,

•	a $2.8 million benefit to our income tax provision for tax holidays, exemptions, and credits in various jurisdictions,

•	a $34.5 million write down of our investment in a non-consolidated affiliate and our $1.7 million share of its losses.

For the Year Ended December 31, 2009:

•	a $52.8 million write down of our investment in a non-consolidated affiliate and our $2.6 million share of its losses

•	a $4.3 million gain for the derecognition of our liability for Brazil excise tax,

•	a $1.0 million gain from the sale of our Caserta, Italy facility,

•	a $0.4 million loss on extinguishment on the repurchase of the remaining Senior Notes outstanding,

•	a $5.1 million benefit to our income tax provision for tax holidays, exemptions, and credits in various jurisdictions,

•	a $22.8 million valuation allowance expense for deferred tax assets that might not be realized.

(b)	Income (loss) from discontinued operations is comprised of the cathode business which we sold in December 2006.

(c)

Represents liabilities in connection with antitrust investigations and related lawsuits and claims (2005 and 2006), pension and post-retirement benefits and related costs and miscellaneous other long-term obligations.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
2009
Net sales	$134,026	$157,774	$164,879	$202,365
Gross profit	32,126	45,688	46,533	66,758
Net income (loss) (a)	8,469	(37,091)	6,864	34,308
Basic earnings per common share	$0.07	$(0.31)	$0.06	$0.29
Diluted earnings per common share	$0.07	$(0.31)	$0.06	$0.28

2008
Net sales	$290,002	$319,538	$315,748	$264,950
Gross profit	107,949	114,160	113,946	97,381
Net income (b)	36,684	45,857	83,400	34,575
Basic earnings per common share	$0.36	$0.43	$0.70	$0.29
Diluted earnings per common share	$0.34	$0.41	$0.70	$0.29

a)	Net income (loss) by quarter for 2009 includes the following:

A $52.8 million write down of our investment in a non-consolidated affiliate in the second quarter,

A credit of $0.8 million for the reduction of our liability for Brazilian excise taxes in the third quarter,

A gain of $3.5 million for the derecognition of our liability for Brazilian excise taxes in the fourth quarter,

An expense of $0.6 million related to the early termination of our information technology outsourcing services agreement in the fourth quarter,

A U.S. income tax expense of $4.1 million resulting from the currency gain realized on the repayment of intercompany loans.

(b)	Net income by quarter for 2008 includes the following:

A $4.7 million loss on the extinguishment of Senior Notes in the first quarter,

A $4.1 million gain on derecognition of debt for the Debentures and a $9.0 million charge for the make-whole payment made in connection with the derecognition of the Debentures in the second quarter,

A $2.0 million loss on the extinguishment of Senior Notes in the third quarter,

A $36.2 million write down, net of our equity in losses, related to our investment in a non-consolidated affiliate and a $2.1 million increase to our severance reserve in the fourth quarter.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes. Information in this Item is intended to assist the reader in obtaining an understanding of our consolidated financial statements, the changes in certain key items in those financial statements from year-to-year, the primary factors that accounted for those changes, any known trends or uncertainties that we are aware of that may have a material effect on our future performance, as well as how certain accounting principles affect our consolidated financial statements. In addition, this Item provides information about our business segments and how the results of those segments impact our financial condition and results of operation as a whole.

EXECUTIVE SUMMARY

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

2010 Outlook. Based on current International Monetary Fund (IMF) projections and other global economic forecasts, world output is projected to rise in 2010 in both advanced and emerging economies, although to varying degrees. IMF notes that the recovery in advanced economies is anticipated to be weak by past standards while emerging economies are poised for a quicker and stronger recovery given robust internal demand. While recovery has begun in certain regions, electric arc furnace steel end market demand is anticipated to remain below pre-crisis levels.

As a result, graphite electrode industry recovery is anticipated to be slow as operating rates remain subdued as compared to historical standards. Weak end market demand remains a risk to price realization as we work to complete our 2010 graphite electrode order book. We expect 2010 results to benefit from improved volumes in our graphite electrode business. However this favorable impact from increased volumes will be partially offset by significantly higher raw material costs.

Given the fragile state of economic recovery, limited customer visibility and shift in customer order patterns to shorter term contracts, our ability to project full year detailed guidance is limited. We expect that the first quarter will be our weakest quarter of the year with operating income targeted to be in the range of $30 million to $34 million. A marginal improvement to earnings is anticipated in subsequent quarters, driven by a slight increase in Industrial Material volumes and the expectation that our Engineered Solutions segment begins to recover in the second half of 2010.

In 2010, we are targeting overhead expense to be in the range of $105 million to $110 million, capital expenditures to be in the range of $70 million to $75 million, depreciation expense to be approximately $35 million and the effective tax rate to be in the range of 24 percent to 27 percent.

Our outlook could be significantly impacted by, among other things, factors described under “Item 1A – Risk Factors” and “Item 1A – Forward Looking Statements” in this Report.

FINANCING TRANSACTIONS

On February 8, 2005, we completed a substantial amendment and restatement of our Credit Agreement to effect a refinancing of the Revolving Facility. We believe the refinancing enhanced liquidity. The Revolving Facility now provides for loans and letters of credit in a maximum amount outstanding at any time of up to $215.0 million and matures in July 2010. We are currently negotiating a new facility. Based on our credit ratings and current financial condition, we have no reason to believe that we will not be able to obtain a replacement working capital facility.

We can have outstanding letters of credit of up to $35 million under the Revolving Facility. At December 31, 2009, we had no borrowings and outstanding letters of credit of $5.8 million under this Revolving Facility. We have a $10 million Letter of Credit facility with another commercial bank under which we had outstanding letters of credit of $5.3 million at December 31, 2009. We also have approximately $75 million of working capital liquidity available to use through our factoring and supply chain arrangements currently in place.

During 2008, we redeemed $180.0 million of the outstanding principal amount of the 10 1/4% Senior Notes due 2012, at 103.417% of the principal amount, plus accrued interest. We also converted to equity the $225.0 million principal amount of our 1 5 /8% Convertible Senior Debentures for 13,559,629 shares of our common stock and $9.2 million in cash, $9.0 million of which represented the present value of all remaining scheduled interest payments from the date of derecognition until January 15, 2011. A $4.1 million gain was recognized at conversion.

On September 30, 2009, we redeemed all of the remaining outstanding Senior Notes, $19.9 million, at 101.708% plus accrued interest. Total cash paid to redeem the balance of the Senior Notes approximated $20.2 million.

During 2008, we entered into a supply chain financing arrangement, as discussed in more detail under “Liquidity and Capital Resources,” below. Our purchases of inventory under this arrangement were $60.4 million in 2008 and $37.1 million in 2009.

We sell accounts receivable without recourse. We sold $150.0 million and $32.1 million of receivables in 2008 and 2009, respectively. See “Liquidity and Capital Resources” below for further discussion.

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

REALIZABILITY OF NET DEFERRED TAX ASSETS AND VALUATION ALLOWANCES

At December 31, 2009 we had $165.7 million of gross deferred income tax assets, of which $106.8 million required a valuation allowance. In addition, we had $69.3 million of gross deferred income tax liabilities. Our valuation allowance means that we do not believe that these assets are more likely than not to be realized. Until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets, income tax benefits in each current period will be fully reserved.

Our valuation allowance, which is predominately in the U.S. tax jurisdiction, does not affect our ability and intent to utilize the deferred income tax assets as we generate sufficient future profitability. We are executing current strategies and developing future strategies, to improve sales, reduce costs and improve our capital structure in order to improve U.S. taxable income of the appropriate character to a level sufficient to fully realize these benefits in future years.

CUSTOMER BASE

We are a global company and sell our products in every major geographic market. Sales of these products to buyers outside the U.S. accounted for about 82% of net sales in 2007 and 2009, and 83% in 2008. In 2009, six of our ten largest customers were based in Europe, one in India, one in South America, one in the Middle East and one in the US.

In 2009, nine of our ten largest customers were purchasers of our Industrial Materials products. No single customer or group of affiliated customers accounted for more than 10% of our net sales in 2009.

RESULTS OF OPERATIONS AND SEGMENT REVIEW

2009. For most of 2009 companies across the world experienced the deepest global downturn in recent history. We weathered the 2009 economic recession despite declines in shipments in both our Industrial Materials and Engineered Solutions segments. We remained profitable by adjusting our production to meet customer orders and aggressively controlling costs. We used existing supplies of raw materials which allowed us to conserve cash and reduce our debt.

In September 2009 signs of a slow recovery in the steel industry began to emerge. Government stimulus programs around the world resulted in modest growth in several economies resulting in our customers replenishing inventories in order to meet slightly higher utilization rates for steel production. In the fourth quarter of 2009 customers restocked their depleted inventories of graphite electrodes in order to meet increasing demand.

The World Steel Association estimates that worldwide steel production was about 1.2 billion metric tons in 2009, an 8.1% decrease compared to 2008. China, which accounted for 47% of the total, decreased 21.5% compared to 2008. Non Chinese steel production rose from an average of about 45 million tons per month in the first few months of 2009 to about 60 million tons per month by the end of 2009. While production levels rose in the last half of 2009 compared to the first half, they are not yet at the levels of the first half of 2008.

We believe that the worldwide total graphite electrode manufacturing capacity for 2009 was 1.57 million metric tons and that the graphite electrode industry manufacturing capacity utilization rate worldwide was approximately 50 % for 2009.

Demand for our engineered solutions products decreased in 2009 as a result of the global recession. We experienced lower sales volume across multiple product lines. We expect our Engineered Solutions segment to begin to recover in the second half of 2010.

2008. Global and regional economic conditions remained relatively stable in the first half of 2008. In September 2008 it became apparent that the global economy was entering into difficult times due to the financial industry crisis. Credit markets became frozen, liquidity diminished, business activity slowed at an extreme pace leading the global economy into its worst crisis in 60 years.

Due to the negative global economic situation and falling steel demand from key steel end markets (automotive, construction, and appliances), a significant number of global steel producers reduced their operating rates in the fourth quarter. We believe that in the graphite electrode markets in which we compete, the capacity utilization rate was over 95% for the first nine months of 2008. Due to the financial crisis and the global economic slowdown, however, operating rates fell dramatically in the fourth quarter of 2008 to an average of 70% and were estimated to be approximately 45% at year end 2008.

The World Steel Association estimated that worldwide steel production was about 1.30 billion metric tons in 2008, about a 1.6% decrease as compared to 2007. China’s steel production grew at a much lower rate than in recent years due to a slowdown in economic growth and falling steel demand. In 2008, China’s steel production grew by about 1.5%, a significant decline compared to China’s recent double-digit annual growth rates. Steel production in the rest of the world declined by 3.5% in 2008.

The percent of EAF to total steel production remained at approximately 31% in 2008. EAF steel production was estimated to have been 405 million metric tons in 2008, about a 2% decrease compared to 2007. For the first nine months of the year, EAF production grew by over 3%, but EAF experienced a decline of 18% in the fourth quarter. China’s EAF steel production increased 2% compared to the prior year. The rest of the world’s EAF production declined by 3%, as a result of lower operating rates in the fourth quarter.

Demand for our engineered solutions segment increased in 2008 as compared to 2007. The increases were mainly in the energy related markets, including solar, oil and gas exploration, transportation industries, and ETM markets.

2007. Overall, global and regional economic conditions remained relatively stable in 2007. We estimate that worldwide steel production was about 1.33 billion metric tons in 2007, about a 7% increase over 2006. In 2007, China’s production grew almost 16% and represented the single largest contributor to the growth in global steel demand. Chinese steel production was 87% basic oxygen furnace related in 2007. China remained the growth leader for new EAF steel production. Overall, EAF steel production capacity continued to grow in 2007, primarily driven by new EAF furnaces in China, and to a lesser extent, in Russia, the Middle East and North America. This contributed to a more favorable global pricing environment in 2007.

We experienced a significant increase in demand for our engineered solutions products in 2007. The increases were mainly in the energy related markets, including solar, oil and gas exploration, transportation industries and markets for our natural graphite products.

The tables presented in our year-over-year comparisons summarize our consolidated statements of operations and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the years ended December 31, 2007, 2008, and 2009. Throughout our MD&A, percentage changes that are deemed to be not meaningful are designated as “NM.”

Results of Operations for 2009 as Compared to 2008

(in thousands, except per share data and % change)

	2008	2009	Increase (Decrease)	% Change
Net sales	$1,190,238	$659,044	(531,194)	(45)
Cost of sales	756,802	467,939	(288,863)	(38)

Gross profit	433,436	191,105	(242,331)	(56)
Research and development	8,986	10,168	1,182	13
Selling and administrative expenses	95,757	82,325	(13,432)	(14)

Operating income	328,693	98,612	(230,081)	(70)
Equity in losses of and write-down of investment in non-consolidated affiliate	36,256	55,488	19,232	53
Other (income) expense	11,578	1,868	(9,710)	(84)
Interest expense	19,350	5,609	(13,741)	(71)
Interest income	(1,137)	(1,047)	(90)	NM

Income from continuing operations before income provision for income taxes	262,646	36,694	(225,952)	(86)
Provision for income taxes	62,131	24,144	(37,987)	(61)

Net income	$200,515	$12,550	(187,965)	(94)

Basic earnings per share from continuing operations	$1.80	$0.10	($1.70)
Diluted earnings per share from continuing operations	$1.74	$0.10	($1.64)

Net sales. Net sales by operating segment for the years ended December 31, 2008 and 2009 were:

(in thousands, except % change)

	2008	2009	Increase (Decrease)	% Change
Industrial Materials	$1,008,778	$538,126	$(470,652)	47
Engineered Solutions	181,460	120,918	(60,542)	33

Total net sales	$1,190,238	$659,044	$(531,194)	45

The global recession resulted in significantly reduced sales for both operating segments. We experienced reduced demand across all of our products lines as our customers, especially those in the Industrial Materials segment, used existing inventory in response to their decreased orders and production. In the fourth quarter demand and shipments began to increase as customers began restocking their inventories in response to increasing orders and production.

Our analysis of the percentage change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	(55)%	8%	—	(47)%
Engineered Solutions	(36)%	4%	(1)%	(33)%

The sales decline was partially offset by year-over-year price realization.

Cost of sales. The primary driver of the reduction in cost of sales was reduced shipments of our products. The global recession led to a dramatic decline in the demand for, and corresponding production of, graphite electrodes. Our customers aggressively managed their working capital by “destocking” their graphite electrode inventory supply which exacerbated the reduced demand for electrodes. Cost of sales was also negatively impacted due to the unfavorable fixed cost absorption associated with lower sales volume.

Needle coke is the primary raw material in the manufacture of graphite electrodes. We usually purchase 70% to 80% of our needle coke requirements from one supplier under contracts with one-year fixed price per metric ton schedules. Our purchases of needle coke in 2009 were limited and abnormally low due to the lower production level of graphite electrodes. Due to the historically low 2009 production volumes, and proactive inventory management, essentially all of our 2009 production was produced with needle cost that was in inventory at December 31, 2008, and carried the 2008 purchase price per metric ton.

During the fourth quarter of 2009 we began to replenish our needle coke raw material inventory at the 2009 purchase price per metric ton, which was approximately 50% higher than the 2008 purchase price per metric ton. As of December 31, 2009 essentially all of this higher cost material was still in inventory and, therefore, our 2009 cost of goods sold does not reflect the impact of the increased needle coke per metric ton cost.

For 2010 needle coke purchases, we have completed the negotiations with our largest supplier and the 2010 cost per metric ton is essentially flat with the 2009 cost per metric ton. As we start our production in 2010 we will begin to use the higher cost needle coke purchased in the fourth quarter of 2009 and will have to replenish the needle coke raw material inventory at the 2010 purchase price per metric ton. The inventory flow through of the higher cost raw material will significantly increase our cost of goods sold in 2010 when compared to 2009. Our ability to pass this increased cost to customers depends to a large extent on the strength of the global economic recovery and our customers’ ability to increase prices for their products.

Selling and administrative expenses. Lower sales commissions as a result of decreased sales and aggressive cost control contributed to the decrease in selling and administrative expenses. The derecognition of our liability for Brazilian excise taxes on manufactured goods resulted in a benefit of $4.3 million and our stock-based compensation expense decreased $1.5 million.

Equity in losses and write-down of investment in non-consolidated affiliate. We acquired our investment in the non-consolidated affiliate on June 30, 2008. Our equity in losses for the year were $(2.6) million compared to $(1.7) in 2008. The increased losses were due in part to our recognizing our share of the investee losses for a full year as well as the effect of the recession on its operations. In June 2009, we performed an assessment of our investment for impairment and determined that the fair value of the investment was less than our carrying value and that the loss in value was other than temporary. We recorded a $52.8 million noncash impairment to recognize this other than temporary loss in value. In

December 2008, we had recorded a $34.5 million noncash impairment to recognize the other than temporary loss in value determined at that time.

Given the current economic environment and the uncertainties surrounding the impact on steel producers and their suppliers, including our investee, there can be no assurances that our estimates and assumptions regarding the fair value of the investment will prove to be accurate. If the assumptions regarding forecasted revenue, growth rates, and expected profitability are not achieved, we may be required to record additional impairment charges in future periods.

Other (income) expense. Other expense decreased in 2009 due in large part to the expenses that were recognized in 2008 for the derecognition of the Debentures and the loss on extinguishment of debt. In 2009 we had other expense related to currency compared to income related to currency in 2008.

Interest expense. Interest expense decreased in 2009 as a result of the derecognition of the Debentures in 2008 and the redemption of all of the remaining outstanding Senior Notes in the third quarter of 2008.

Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the years ended December 31, 2008 and 2009:

	For the Year Ended December 31,
	2008	2009
	(Dollars in thousands)
Industrial Materials	$287,466	$88,818
Engineered Solutions	41,227	9,794

Total segment operating income	$328,693	$98,612

The percentage relationship of operating expenses, including restructuring and impairment charges, to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Operating Expenses
	(Percentage of sales)
	2008	2009	Change
Industrial Materials	72%	83%	11%
Engineered Solutions	77%	92%	15%

Provision for income taxes. The provision for income taxes in 2009 was negatively impacted by an increase in the valuation allowance of $22.8 and the establishment of accruals for uncertain tax positions of $6.1 million. This increase was offset in part by a $14.1 million worthless stock deduction and by $5.1 million for tax exemptions, holidays and credits in various non-U.S. jurisdictions.

Results of Operations for 2008 as Compared to 2007

(in thousands, except per share data and % change)

	2007	2008	Increase (Decrease)	% Change
Net sales	$1,004,818	$1,190,238	185,420	18
Cost of sales	678,876	756,802	77,926	11

Gross profit	325,942	433,436	107,494	33
Research and development	8,550	8,986	436	NM
Selling and administrative expenses	92,133	95,757	3,624	NM

Operating income	225,259	328,693	103,434	46
Equity in losses and write-down of investment in non-consolidated affiliate	—	36,256	36,256	NM
Other (income) expense	(13,470)	11,578	25,048	(186)
Interest expense	43,409	19,350	(24,059)	(55)
Interest income	(1,680)	(1,137)	(543)	NM

Income from continuing operations before income provision for income taxes	197,000	262,646	65,646	33
Provision for income taxes	48,327	62,131	13,804	29

Income from continuing operations	148,673	200,515	51,842	35
(Loss) from discontinued operations	(2,432)	—	(2,432)	NM

Net income	$146,241	$200,515	54,274	37

Basic earnings per share from continuing operations	$1.48	$1.80	$0.32
Diluted earnings per share from continuing operations	$1.39	$1.74	$0.35

Net sales. Net sales by operating segment for the years ended December 31, 2007 and 2008 were:

(in thousands, except % change)

	2007	2008	Increase (Decrease)	% Change
Industrial Materials	$861,192	$1,008,778	147,586	17
Engineered Solutions	143,626	181,460	37,834	26

Total net sales	$1,004,818	$1,190,238	185,420	18

Net sales for our Industrial Materials segment increased 17%, primarily due to favorable price/mix increases in 2008 compared to 2007. Steel producers are our primary customers for our products in the industrial products segment. The economic crisis caused decreases in worldwide steel production in both the third and fourth quarters of 2008. This decreased demand in the second half of 2008, which was exacerbated by our customers using inventory on hand for their production requirements, offset the favorable demand we experienced in the first half of the year. As a result, volumes for our industrial products segment decreased slightly in 2008 compared to 2007. Net sales for our engineered solutions increased 26%, due to price/mix increases, favorable volumes, and favorable currency impacts in 2008 compared to 2007. Sales for our ETM products and sales to the solar industry were particularly strong in 2008 compared to 2007.

Our analysis of the percentage change in net sales for the Industrial Materials and Engineered Solutions segments follows:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	(1)%	15%	3%	17%
Engineered Solutions	8%	16%	2%	26%

Cost of sales increased primarily due to higher raw materials costs in our Industrial Materials segment, and increased production costs related to higher sales volumes in our Engineered Solutions segment. These increases were offset by a decrease due to reduced period costs associated with the exit of the carbon electrode business and a decrease in volumes for our graphite electrode products.

Research and development expenses increased due primarily to increased employee compensation costs.

Selling and administrative expenses increased due to an increase in bad debt expense of $2.5 million during the year and $1.9 million of increased severance costs. Stock-based compensation expense increased $0.5 million. These increases were somewhat offset by savings realized from our global cost savings initiatives.

Equity in losses and write-down of investment in non-consolidated affiliate increased due to our recognizing a $36.2 million write down, net of our equity in losses, related to our investment in a non-consolidated affiliate.

Interest expense decreased as a result of debt and interest rate reductions.

Other expense was $11.6 million in 2008, compared to income of $13.4 million in 2007. Excluding gains from the sales of assets in 2007, which primarily related to the sale of our Caserta, Italy facility, other expense in 2007 was $12.5 million. During 2008, we had a $9.0 million expense for the make-whole payment and a gain of $4.1 million in connection with the derecognition of our Debentures. As a result of factoring a higher number of receivables in 2008, the loss on the sale of accounts receivable increased by $0.5 million in 2008 compared to 2007. During 2007, we sold certain litigation rights and investments which resulted in income of $1.2 million which did not recur in 2008. These items were offset slightly by a $6.3 million decrease in the loss on extinguishment of debt in 2008, and a $1.9 million favorable currency impact year over year.

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

CURRENCY TRANSLATION AND TRANSACTIONS

We translate the assets and liabilities of our non-U.S. subsidiaries into U.S. dollars for consolidation and reporting purposes in accordance with FASB ASC 830, Foreign Currency Matters. Foreign currency translation adjustments are generally recorded as part of stockholders’ equity and identified as part of accumulated other comprehensive loss on the Consolidated Balance Sheets until such time as their operations are sold or substantially or completely liquidated.

We account for our Russian and Mexican subsidiaries using the dollar as the functional currency, as sales and purchases are predominantly dollar- denominated. Our remaining subsidiaries use their local currency as their functional currency.

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

Many of the non-U.S. countries in which we have a manufacturing facility have been subject to significant economic and political changes, which have significantly impacted currency exchange rates. We cannot predict changes in currency exchange rates in the future or whether those changes will have net positive or negative impacts on our net sales, cost of sales or net income.

During 2008, the average exchange rate for the Brazilian real and the Euro increased about 8% and 7%, respectively, when compared to the average exchange rate for 2007. During 2008, the South African rand decreased about 14%, and the Mexican peso decreased about 1% compared to the 2007 rates. During 2009, the average rate of the South African rand did not fluctuate materially, while the Mexican Peso, the Brazilian Real, and the Euro average rates decrease about 18%, 9%, and 5% respectively as compared to 2008 rates.

For net sales of industrial materials, the impact of these events was an increase of about $25.6 million in 2007, an increase of $22.6 million in 2008, and a decrease of $1.4 million in 2009. For the cost of industrial materials, the impact of these events was an increase of about $22.5 million in 2007, an increase of $9.7 million in 2008, and an increase of $3.1 million in 2009.

We have had intercompany term loans between GrafTech Finance and some of our foreign subsidiaries. We had no such term loans at December 31, 2009. At December 31, 2008, the aggregate principal amount of these term loans was $558.4 million. These loans were subject to remeasurement gains and losses due to changes in currency exchange rates. Certain of these loans had been deemed to be essentially permanent prior to settlement and, as a result, remeasurement gains and losses on these loans were recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of the Consolidated Balance Sheets. The remaining balance of these loans was deemed to be temporary and, as a result, remeasurement gains and losses on these loans were recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Operations.

As part of our cash management, we also have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Operations.

We had net total of currency gains of $0.3 million in 2007 and $2.2 million in 2008, while we had a net total currency loss of $0.5 million in 2009, mainly due to the remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities.

We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by changes in currency exchange rates, as described under “Item 7A–Quantitative and Qualitative Disclosures about Market Risks.”

LIQUIDITY AND CAPITAL RESOURCES

Global capital markets have been, and continue to be, disrupted and volatile. The cost and availability of funding has been and may continue to be adversely affected by illiquid credit markets. We believe that we have adequate liquidity to meet all of our present needs subject to our need to refinance our Revolving Facility prior to its scheduled expiration on July 15, 2010. Continued turbulence in the U.S. and international financial markets, however, could adversely affect the cost and availability of financing to us in the future.

At December 31, 2009, we had cash and cash equivalents of $50.2 million, long-term debt of $1.5 million and stockholders’ equity of $577.1 million. We also have approximately $75 million of working capital liquidity available to us through our factoring and supply chain financing arrangements and $209.2 million available through our Revolving Facility currently in place as described below. As part of our cash management activities, we manage accounts receivable credit risk, collections, and accounts payable vendor terms to maximize our free cash at any given time and minimize accounts receivable losses.

We expend capital to support our operating and strategic plans. Such expenditures include investments to meet regulatory and environmental requirements, maintain capital assets, develop new products or improve existing products, and to enhance capacity or productivity. Many of the associated projects have long lead-times and require commitments in advance of actual spending. We are targeting capital expenditures to be in the $70 million to $75 million range for 2010.

Our sources of funds have consisted principally of cash flow from operations and debt, including our Revolving Facility, and equity financings. Our uses of those funds (other than for operations) have consisted principally of capital expenditures, our equity investment in a non-consolidated affiliate, payment of pension and post-retirement contributions, debt reduction payments and other obligations. As of December 31, 2009, we have several future obligations accrued that will utilize a significant amount of such funds. These obligations include our employee incentive compensation payout of approximately $21.1 million, which will be paid during the second quarter of 2010. We also plan to contribute $0.7 million to our pension plans during 2010.

We have an accounts receivable factoring arrangement in place that provides additional working capital liquidity of up to $25 million. During 2008 and 2009, certain subsidiaries sold receivables totaling $150.0 million and $32.1 million, respectively. Proceeds of the sale of receivables were used to reduce debt and fund operations. If we had not sold such receivables, our accounts receivable would have been about $25.4 million higher at December 31, 2008 and $1.1 million higher at December 31, 2009. All such receivables sold during 2008 and 2009 were sold without recourse, and no amount of accounts receivable sold are recorded in the Consolidated Balance Sheet.

Lower sales volumes for our products and reduced credit quality of our customers may limit the amount of receivables that we sell in the future. Our current receivable sales facility provides for the sale of certain customer accounts receivable and has a limit of $25 million. The facility automatically renewed for a one year period on June 30, 2009, and it automatically renews each year thereafter for one year periods unless a termination notice is sent by either party 30 days prior to the applicable June 30th.

During 2008, we entered into a supply chain financing arrangement with a financing party that provides additional working capital liquidity of up to $50 million. Under this arrangement, we essentially assigned our rights to purchase needle coke from our supplier to the financing party. The financing party purchases the product from our supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment for this needle coke will include a mark up (the “Mark-Up”). The Mark-Up is subject to quarterly reviews. In effect, we have a longer period of time to pay the financing party than by purchasing directly from the supplier which helps us maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. We purchased approximately $60.4 million and $37.1 million of inventory under this arrangement in 2008 and 2009, respectively. In connection with these purchases, we incurred a Mark-Up of approximately $0.4 million and $0.5 million in 2008 and 2009, respectively. This agreement is subject to termination 90 days after notice is sent by either party.

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

The Revolving Facility matures in July 2010. We are currently negotiating with banks for a replacement facility. Based on our credit ratings and current financial condition, we have no reason to believe that we will not be able to obtain a replacement working capital facility. If we are, however, unable to refinance our Revolving Facility, or are able to renew it only in a significantly lesser amount, or otherwise on less favorable terms, it may (i) adversely impact our growth and acquisition initiatives, (ii) impair our ability to purchase raw materials, and (iii) have a material adverse effect on our liquidity and results of operations.

At December 31, 2009, there were no borrowings drawn from the Revolving Facility, and $209.2 million was available (after consideration of outstanding letters of credit of $5.8 million). It is possible that our future ability to borrow under the Revolving Facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Revolving Facility.

At December 31, 2009, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable. These covenants include maintaining an interest coverage ratio of at least 1.75 and a maximum senior secured leverage ratio of 2.25 based on a rolling average of the prior four quarters. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants through maturity of the facility. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

Eleven banks are participants in our credit facility. All of these eleven banks currently have Standard & Poor’s (“S&P”) ratings of A- or better and Moody’s ratings of Ba3 or better. Based on these ratings and the remaining term of the Revolving Facility, we do not anticipate that our availability under this facility would be reduced prior to its maturity.

At December 31, 2009, approximately 83% of our debt consists of fixed rate obligations compared to 40% at December 31, 2008.

As of December 31, 2009, we had a corporate S&P rating of BB- and a Moody’s rating of Ba2. On January 14, 2010, S&P upgraded our corporate rating by two notches to BB+ and our senior unsecured debt rating to BBB. These ratings reflect the current views of these rating agencies, and no assurance can be given that these ratings will continue for any given period of time. However, we monitor our financial condition as well as market conditions that could ultimately affect our credit ratings.

Long-Term Contractual, Commercial and Other Obligations and Commitments. The following tables summarize our long-term contractual obligations and other commercial commitments at December 31, 2009.

	Payments Due by Year Ending December 31,
	Total	2010	2011 - 2012	2013 - 2014	2015+
	(Dollars in thousands)
Contractual and Other Obligations
Long-term debt	$2,182	$133	$119	$127	$1,803
Operating leases	7,059	2,434	3,284	1,318	23
Purchase obligations (a)	40,124	32,832	7,292	—	—

Total contractual obligations	49,365	35,399	10,695	1,445	1,826
Postretirement, pension and related benefits (b)	79,746	3,804	7,494	7,394	61,054
Other long-term obligations	25,689	4,212	7,758	4,002	9,717
Uncertain income tax provisions	20,656	2,993	11,955	48	5,660

Total contractual and other obligations (a)(b)	$175,456	$46,408	$37,902	$12,889	$78,257

Other Commercial Commitments
Letters of credit (c)	$11,105	$11,105	$—	$—	$—
Guarantees	2,229	2,229	—	—	—

Total other commercial commitments	$13,334	$13,334	$—	$—	$—

(a)	Based on the estimated timing of deliveries under a supply contract.

(b)	Represents estimated postretirement, pension and related benefits obligations based on actuarial calculations.

(c)	Issued under the Revolving Facility and the Letter of Credit Facility.

Our foreign subsidiaries have local lines of credit for working capital purposes. The total amount available under these lines of credit approximated $24.0 million at December 31, 2009.

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

In 2007, 2008 and 2009, we had positive cash flow from operations primarily from improved operating results in 2007 and 2008 and aggressive working capital management in 2009.

Certain of our obligations could have a material impact on our liquidity. Cash flow from operations services payment of our obligations, including our incentive compensation program payout in the second quarter of 2010, thereby reducing funds available to us for other purposes. Although we currently have no borrowings drawn under the Revolving Facility, continued improvement, or another downturn, in the global economy may require increased borrowings under our Revolving Facility, particularly if our accounts receivable and supply chain financing arrangements are terminated. An improving economy, while resulting in improved results of operations and cash flows, could require significant cash requirements to purchase inventories and pay other obligations as accounts receivable increase. A downturn could significantly negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.

Based on expected operating results and expected cash flows, we expect to be in compliance with our existing financial covenants in 2010; however, we cannot predict whether additional or more restrictive covenants, if any, may result from a new credit arrangement or our ability to comply therewith.

In order to seek to minimize our credit risks, we reduce our sales of, or refuse to sell (except for cash on delivery or under letters of credit), our products to some customers and potential customers. In the current economic environment, our customers may experience liquidity shortages or difficulties in obtaining credit, including letters of credit. Our unrecovered trade receivables worldwide have not been material during the last 3 years individually or in the aggregate. We cannot assure you that we will not be materially adversely affected by accounts receivable losses in the future. In addition, we have historically factored a portion of our accounts receivable and used the proceeds to reduce debt. Our ability to factor accounts receivable in the future may be limited by reduced credit ratings of customers or by a reduction in the amount permitted to be financed under the arrangement.

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

Related Party Transactions. In late June and early July 2009, our non-consolidated affiliate, Seadrift Coke L.P. (“Seadrift”), entered into agreements to borrow up to $17.0 million from certain of its shareholders, which include GrafTech. We agreed to loan up to $8.5 million and on July 2, 2009, we loaned Seadrift $6.0 million as did the other shareholders in the aggregate.

Borrowings under these agreements are evidenced by Senior Subordinated Non-Negotiable Demand Notes that are subordinate to Seadrift’s revolving credit agreement. The Demand Notes cannot be repaid until all indebtedness under Seadrift’s revolving credit agreement have been paid in full and the obligation to make any further loans or advances have ceased and terminated,. The Demand Notes bear interest at 10%, payable quarterly in arrears commencing September 30, 2009. Seadrift also paid a 1% servicing fee to each lender at the time of a borrowing.

We have not engaged in or been a party to any other material transactions with affiliates or related parties except for transactions with our current or former subsidiaries and compensatory transactions with directors and officers (including employee benefits, stock option and restricted stock grants, compensation deferral, executive employee loans and stock purchases).

Off-Balance Sheet Arrangements and Commitments. We have not undertaken or been a party to any material off-balance-sheet financing arrangements or other commitments (including non-exchange traded contracts), other than:

•	Natural gas and foreign exchange contracts.

•

Commitments under non-cancelable operating leases that, at December 31, 2008, totaled no more than $2.4 million in each year and about $7.2 million in the aggregate, and at December 31, 2009, totaled no more than $2.4 million in each year and about $7.1 million in the aggregate.

•	Letters of credit outstanding under our Revolving Facility of $5.8 million and $5.3 million under our $10 million Letter of Credit facility with another commercial bank.

We are not affiliated with or related to any special purpose entity other than GrafTech Finance, our wholly-owned and consolidated finance subsidiary.

Cash Flows.

The following is a discussion of our cash flow activities:

	Years Ended December 31,
	2007	2008	2009
	(dollars in millions)
Cash flow provided by (used in):
Operating activities	$130.8	$248.6	$170.3
Investing activities	(26.5)	(209.9)	(60.1)
Financing activities	(199.9)	(80.2)	(72.9)

Operating Activities

Cash flow from operating activities represents cash receipts and cash disbursements related to all our activities other than to investing and financing activities. Operating cash flow is derived by adjusting net income for:

•

Non-cash items such as depreciation and amortization; write-down of our investment in our non-consolidated affiliate; stock-based compensation charges; equity in losses of our non-consolidated affiliate

•	Gains and losses attributed to investing and financing activities such as gains and losses on the sale of assets and currency (gains) and losses

•	Changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations

While our operating cash flow increased significantly in 2008, it decreased by over $70 million in 2009 mainly due to the decrease in net income which was a direct impact of the severe economic recession and other reasons noted throughout this MD&A. This is evident as the net income adjusted for non-cash operating items amounted to $184.8 million in 2007, $282.3 million in 2008, and $113.6 million in 2009. These amounts exclude the loss from discontinued operations in 2007 and the changes in operating assets and liabilities discussed below.

The net impact of the changes in working capital (operating assets and liabilities), which are discussed in more detail below, include the impact of changes in: receivables, inventories, prepaid expenses, accounts payable, accrued liabilities, interest payable, and payments of other current liabilities. We continue to maximize our operating cash flows by continuing to improve those working capital items that are most directly affected by changes in sales volume, such as accounts receivable, inventories and accounts payable.

In 2009, changes in working capital resulted in a net source of funds of $67.6 million which was impacted by:

•

cash inflows from a $33.9 million decrease in accounts receivable, net of factoring of $(24.3) million, which are primarily attributable to decreased sales, credit risk policies, and cash collection efforts;

•	cash inflows of $69.6 million from the reduction of inventories which are primarily due to decreased purchases of raw materials as a result of decreased sales; and

•	cash outflows of $21.2 million for accounts payable due to the decrease in inventory purchases and the timing of payments.

Other items that affected our cash balance included:

•	cash inflows from Federal income tax refunds of $3.7 million;

•	cash outflows of $3.9 million to settle our liability for Brazil excise tax;

•	cash outflows of $6.1 million for our contributions to pension and post-retirement plans;

•	cash outflows of $1.7 million to restore wage reductions instituted in 2009; and

•	cash outflows of $1.4 million to terminate an information technology outsourcing services contract.

Our reduction of debt levels resulted in a cash interest savings of $13.3 million.

In 2008, changes in working capital resulted in a net use of funds of $19.9 million which was impacted by:

•	cash outflows of $1.2 million from the increase in accounts receivable, net of the cash inflows of factoring of $24.3 million,, which are due primarily to increased sales;

•	cash outflows for inventories of $29.3 million primarily due to the inventory build for increased sales volume;

Other items that affected our cash balance included cash interest savings of $22.6 million resulting from reduced debt levels which was offset in part by cash outflows of $9.0 million for the make-whole payment related to the redemption of our Debentures and cash outflows of $10.7 million for our contributions to pension and post-retirement plans.

In 2007, changes in working capital resulted in a net use of funds of $36.7 million which was impacted by:

•	cash outflows for inventories of $27.3 million which are primarily due to the inventory build for increased sales volume;

•	cash outflows for our final installment of $5.4 million which was due to costs accrued in prior years for antitrust investigation and related lawsuits and claims; and

•	cash outflows of $6.9 million which are primarily related to severance and other costs accrued in prior years for our restructuring.

We also had cash outflows of $15.4 million which for our contributions to pension and post-retirement plans.

Investing Activities.

Net cash used in investing activities was $60.1 million in 2009 and included.

•	capital expenditures of $56.2 million;

•	loan of $6.0 million to our non-consolidated affiliate, Seadrift;

•	proceeds of $1.0 million from derivative contracts settlements; and

•	proceeds from the release of escrowed funds ($1.0) related to the sale of our Caserta, Italy facility.

Net cash used in investing activities was $209.9 million in 2008 and included.

•	capital expenditures of $72.0 million;

•	payment of $136.5 million to purchase our equity investment in our non-consolidated affiliate, Seadrift; and

•	payment of $1.7 million to settle certain natural gas derivative contracts.

Net cash used in investing activities was $26.5 million in 2007 and included:

•	capital expenditures of $50.8 million;

•	payments for the redemption of a minority interest ($1.3 million) and for the dissolution of joint ventures ($0.2 million);

•	proceeds of $29.7 million from the sale of assets (primarily our Caserta, Italy facility) net of $1.5 million placed in escrow; and

•	proceeds of $1.2 million from the sale of investments.

Financing Activities.

Net cash flow used in financing activities was $72.9 million in 2009 and included:

•	repayment our Senior Notes ($20.0 million);

•	net repayments of borrowings under our Revolver Facility ($30.0 million), our supply chain financing arrangement ($15.7 million), and other short-term debt arrangements ($8.1 million);

•	proceeds from the a Spanish government incentive loan ($1.8 million); and

•	payments on the financing arrangement related to the sale-leaseback of a portion of our Vyazma, Russia facility ($1.0 million).

Net cash flow used in financing activities was $80.2 million in 2008 and included:

•	net borrowings of $69.8 million under our Revolving Facility ($30 million), our supply chain financing arrangement ($30.1 million), and other short-term debt arrangements ($9.7 million);

•	redemption of Senior Notes ($180.0 million);

•	proceeds from the exercise of stock options ($37.2 million) and income tax benefits from stock-based compensation programs ($14.3 million); and

•	shares purchased under our share repurchase program ($21.2 million).

Net cash used in financing activities was $199.9 million during 2007 and included:

•	repayment of our Senior Notes ($234.3 million);

•	financing obligation related to the sale-leaseback of a portion of our Vyazma, Russia facility ($2.9 million); and

•	proceeds from the exercise of stock options ($23.0 million) and income tax benefits from stock-based compensation programs ($8.4 million).

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

	For the Year Ended December 31,
	2007	2008	2009
	(Dollars in thousands)
Expenses relating to environmental protection	$17,233	$17,333	$9,196
Capital expenditures related to environmental protection	10,003	22,865	10,901

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

Investments in Non-Consolidated Affiliates. We use the equity method to account for investments in entities that we do not control, but where we have the ability to exercise significant influence. We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. We determine fair value based on valuation methodologies, as appropriate, including the present value of our estimated future cash flows. If the fair value is less than our carrying amount, the investment is determined to be impaired. If the decline in value is other than temporary, we record an appropriate write-down.

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

•	assess the likelihood that our deferred tax assets will be recovered from future taxable income and, if we believe that recovery is not more likely than not, a valuation allowance is established.

If our estimates are incorrect, our deferred tax assets or liabilities may be overstated or understated.

Revenue Recognition Revenue from sales of our products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, title has passed, the amount is determinable and collection is reasonably assured. Sales are recognized when both title and the risks and rewards of ownership are transferred to the customer or services have been rendered and fees have been earned in accordance with the contract. Volume discounts and rebates are recorded as a reduction of revenue in conjunction with the sale of the related products. Changes to estimates are recorded when they become probable. Shipping and handling revenues relating to products sold are included as an increase to revenue. Shipping and handling costs related to products sold are included as an increase to cost of sales.

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

RECENT ACCOUNTING PRONOUNCEMENTS

We discuss recently adopted and issued accounting standards in Note 3, “New Accounting Standards” of Notes to the Consolidated Financial Statements.

DESCRIPTION OF OUR FINANCING STRUCTURE

We discuss our financing structure in more detail in Note 7, “Long-Term Debt and Liquidity”, of Notes to the Consolidated Financial Statements.

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

The outstanding contracts at December 31, 2008 and 2009 represented an unrealized gain of $0.2 million and an unrealized loss of $0.1 million, respectively.

Commercial Energy Rate Management. We periodically enter into natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. The outstanding contracts at December 31, 2008 and 2009 represented unrealized losses of $1.5 million and an unrealized gain of $0.1 million, respectively.

Sensitivity Analysis. We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates on gross margin and changes in interest rates on interest expense. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for 2009 by approximately $11.5 million. Based on this analysis, a hypothetical increase in interest rates of 100 basis points would not have increased our interest expense significantly for the year ended December 31, 2009.

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

Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers, LLP, our independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

Date: February 23, 2010

/S/ CRAIG S. SHULAR
Craig S. Shular,
Chief Executive Officer, President and Chairman of the Board

/S/ MARK R. WIDMAR
Mark R. Widmar,
Chief Financial Officer and Vice President

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GrafTech International Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ (deficit) equity and cash flows present fairly, in all material respects, the financial position of GrafTech International Ltd. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in the notes to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt instruments as of January 1, 2009 (Note 7).

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

PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio

February 23, 2010

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	At December 31, 2008	At December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$11,664	$50,181
Accounts and notes receivable, net of allowance for doubtful accounts of $4,110 at December 31, 2008 and $4,545 at December 31, 2009	146,986	117,620
Inventories	290,397	245,511
Loan to non-consolidated affiliate	—	6,000
Prepaid expenses and other current assets	14,376	9,586

Total current assets	463,423	428,898

Property, plant and equipment	873,932	982,173
Less: accumulated depreciation	536,562	610,182

Net property, plant and equipment	337,370	371,991
Deferred income taxes	1,907	11,437
Goodwill	7,166	9,037
Other assets	12,887	7,298
Investment in non-consolidated affiliate	118,925	63,315
Restricted cash	1,451	632

Total assets	$943,129	$892,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,132	$33,928
Short-term debt	9,347	1,113
Accrued income and other taxes	34,861	38,977
Other accrued liabilities	141,283	106,311

Total current liabilities	240,623	180,329

Long-term debt
Principal	50,328	1,467
Fair value adjustments for hedge instruments	191	—
Unamortized premium (discount)	38	—

Total long term debt	50,557	1,467

Other long-term obligations	118,272	108,267
Deferred income taxes	29,087	25,486
Contingencies – Note 15
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 150,000,000 shares authorized at December 31, 2008 and 225,000,000 shares authorized at December 31, 2009, 122,634,854 shares issued at December 31, 2008 and 124,027,399 shares issued at December 31, 2009	1,226	1,240
Additional paid-in capital	1,290,381	1,300,051
Accumulated other comprehensive loss	(355,960)	(305,644)
Accumulated deficit	(317,752)	(305,202)
Less: cost of common stock held in treasury, 3,974,345 shares at December 31, 2008 and December 31, 2009	(112,511)	(112,511)
Less: common stock held in employee benefit and compensation trusts, 55,728 shares at December 31, 2008 and 71,493 shares at December 31, 2009.	(794)	(875)

Total stockholders’ equity	504,590	577,059

Total liabilities and stockholders’ equity	$943,129	$892,608

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	For the year ended, December 31,
	2007	2008	2009
Net sales	$1,004,818	$1,190,238	$659,044
Cost of sales	678,876	756,802	467,939

Gross profit	325,942	433,436	191,105

Research and development	8,550	8,986	10,168
Selling and administrative expenses	92,133	95,757	82,325

Operating income	225,259	328,693	98,612

Equity in losses of and write-down of investment in non-consolidated affiliate	—	36,256	55,488
Other (income) expense, net	(13,470)	11,578	1,868
Interest expense	43,409	19,350	5,609
Interest income	(1,680)	(1,137)	(1,047)

Income from continuing operations before provision for income taxes	197,000	262,646	36,694
Provision for income taxes	48,327	62,131	24,144

Income from continuing operations	148,673	200,515	12,550
(Loss) from discontinued operations, net of tax	(2,432)	—	—

Net income	$146,241	$200,515	$12,550

Basic income per common share:
Income per share from continuing operations	$1.48	$1.80	$0.10
Income (loss) per share from discontinued operations	(0.02)	—	—

Net income per share	$1.46	$1.80	$0.10

Diluted income per common share:
Income per share from continuing operations	$1.39	$1.74	$0.10
Income (loss) per share from discontinued operations	(0.02)	—	—

Net income per share	$1.37	$1.74	$0.10

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the year ended December 31,
	2007	2008	2009
Cash flow from operating activities:
Net income	$146,241	$200,515	$12,550

Adjustments to reconcile net income to cash provided by operations:
(Income) loss from discontinued operations, net of tax	2,432	—	—
Depreciation and amortization	39,005	35,427	32,737
Deferred income taxes	4,213	3,049	(8,846)
Equity in losses of and write down of investment in non-consolidated affiliate	—	36,256	55,489
Post retirement and pension plan changes	(5,637)	7,034	6,395
Gain on redemption of Debentures	—	(4,060)	—
Currency losses (gains)	3,605	(7,681)	629
Stock based compensation, including incentive compensation paid in company stock	4,507	4,903	6,845
Interest expense	10,852	7,776	1,366
Gain on sale of assets	(29,861)	(52)	(1,143)
Other charges (credits), net	9,444	(831)	7,606
Dividends from non-consolidated affiliate	—	553	122
(Increase) decrease in working capital (see * on next page)	(36,676)	(19,919)	67,608
(Increase) in long-term assets and liabilities	(17,353)	(14,334)	(11,029)

Net cash provided by operating activities	130,772	248,636	170,329

Cash flow from investing activities:
Capital expenditures	(50,817)	(71,954)	(56,220)
Investment in and loan to non-consolidated affiliate	—	(136,467)	(6,000)
Patent capitalization	(659)	—	—
(Payments) proceeds from derivative instruments	(144)	(1,731)	984
Proceeds from sale of assets	29,745	198	164
Proceeds from sale of discontinued operations net of purchase price adjustments	(2,794)	—	—
Net change in restricted cash	(1,547)	96	819
Other	(309)	—	143

Net cash provided by (used in) investing activities	(26,525)	(209,858)	(60,110)

Cash flow from financing activities:
Short-term debt borrowings (reductions), net	414	9,699	(8,128)
Revolving Facility borrowings	241,625	180,000	124,715
Revolving Facility reductions	(241,922)	(150,000)	(155,231)
Proceeds from long-term debt	—	—	1,837
Principal payments on long-term debt	(234,310)	(179,674)	(20,041)
Supply chain financing	—	30,115	(15,711)
Proceeds from exercise of stock options	22,994	37,162	651
Purchase of treasury shares	—	(21,216)	—
Excess tax benefit from stock-based compensation	8,372	14,327	124
Long-term financing obligation	2,940	(628)	(1,091)

Net cash used in financing activities	(199,887)	(80,215)	(72,875)

Net increase (decrease) in cash and cash equivalents	(95,640)	(41,437)	37,344

Effect of exchange rate changes on cash and cash equivalents	864	(1,640)	1,173

Cash and cash equivalents at beginning of period	149,517	54,741	11,664

Cash and cash equivalents at end of period	$54,741	$11,664	$50,181

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	For the year ended December 31,
	2007	2008	2009
Supplemental disclosures of cash flow information:
Net cash paid during the periods for:
Interest	$41,322	$18,693	$5,413
Income taxes	51,262	39,880	32,707
Non-cash operating, investing and financing activities:
Common stock issued to savings and pension plan trusts	2,784	2,680	2,474

*Net change in working capital due to the following components:
(Increase) decrease in current assets:
Accounts and notes receivable, net	$16,309	$(25,530)	$58,210
Effect of factoring of accounts receivable	276	24,299	(24,268)
Inventories	(27,277)	(29,278)	69,630
Prepaid expenses and other current assets	422	252	904
Payment for antitrust investigations and related lawsuits and claims	(5,380)	—	—
Restructuring payments	(6,884)	(922)	(35)
(Decrease) increase in accounts payables and accruals	(4,903)	19,940	(35,908)
(Decrease) in interest payable	(9,239)	(8,680)	(925)

(Increase) decrease in working capital	$(36,676)	$(19,919)	$67,608

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Dollars in thousands, except share data)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Common Stock Held in Employee Benefit & Compensation Trust	Total Stockholders’ (Deficit) Equity	Total Comprehensive Income (Loss)
Balance at January 1, 2007	101,433,949	$1,026	$987,326	$(312,763)	$(664,294)	$(85,197)	$(6,856)	$(80,758)

Comprehensive income (loss):
Net income	—	—	—	—	146,241	—	—	146,241	$146,241
Adjustment to initially adopt FIN 48	—	—	—	—	(214)	—	—	(214)	(214)
Other comprehensive income:
Pension and post-retirement adjustments, net of tax of $2,187	—	—	—	2,879	—	—	—	2,879	2,879
Unrealized losses on securities	—	—	—	(80)	—	—	—	(80)	(80)
Foreign currency translation adjustments	—	—	—	31,648	—	—	—	31,648	31,648
Total comprehensive income									$180,474
Stock-based compensation	695,407	—	4,506	—	—	—	—	4,506
Stock held in employee benefit and compensation trusts	—	—	—	—	—	—	21	21
Common stock issued to savings and pension plan trusts	235,510	17	2,767	—	—	—	—	2,784
Sale of common stock under stock options	2,804,641	9	31,366	—	—	—	—	31,375
Balance at December 31, 2007	105,169,507	$1,052	$1,025,965	$(278,316)	$(518,267)	$(85,197)	$(6,835)	$138,402

Comprehensive income (loss):
Net income	—	—	—	—	200,515	—	—	200,515	$200,515
Other comprehensive income:
Pension and post-retirement adjustments, net of tax of $929	—	—	—	(20,216)	—	—	—	(20,216)	(20,216)
Unrealized losses on securities	—	—	—	(1,908)	—	—	—	(1,908)	(1,908)
Foreign currency translation adjustments	—	—	—	(55,520)	—	—	—	(55,520)	(55,520)
Total comprehensive income									$122,871
Treasury stock	—				—	(27,263)		(27,263)
Derecognition of Debentures	13,559,604	136	205,851					205,987
Stock-based compensation	522,623	5	4,903	—	—	(51)	—	4,857
Stock held in employee benefit and compensation trusts	—	—	—	—	—	—	6,041	6,041
Common stock issued to savings and pension plan trusts	202,291	2	2,678	—	—	—	—	2,680
Sale of common stock under stock options	3,180,829	31	50,984	—	—	—	—	51,015
Balance at December 31, 2008	122,634,854	$1,226	$1,290,381	$(355,960)	$(317,752)	$(112,511)	$(794)	$504,590

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY (Continued)

(Dollars in thousands, except share data)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Common Stock Held in Employee Benefit & Compensation Trust	Total Stockholders’ (Deficit) Equity	Total Comprehensive Income (Loss)
Comprehensive income (loss):
Net income	—	—	—	—	12,550	—	—	12,550	$12,550
Other comprehensive income:
Pension and post-retirement adjustments, net of tax of $80				1,922				1,922	1,922
Unrealized losses on securities, net of tax of $319				1,116				1,116	1,116
Foreign currency translation adjustments				47,278				47,278	47,278
Total comprehensive income									$62,866
Treasury stock								—
Stock-based compensation	464,205	4	2,904					2,908
Shares issued in lieu of cash for incentive compensation	592,536	6	3,644					3,650
Common stock issued to savings and pension plan trusts	275,804	3	2,471				(81)	2,393
Sale of common stock under stock options	60,000	1	651					652
Balance at December 31, 2009	124,027,399	$1,240	$1,300,051	$(305,644)	$(305,202)	$(112,511)	$(875)	$577,059

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise noted)

(1) DISCUSSION OF BUSINESS AND STRUCTURE

GrafTech International Ltd. is one of the world’s largest manufacturers and providers of high quality synthetic and natural graphite and carbon based products. References herein to “GTI,” “we,” “our,” or “us” refer collectively to GrafTech International Ltd. and its subsidiaries. We have four major product categories: graphite electrodes, refractory products, advanced graphite materials and natural graphite, which are reported in the following segments:

•	Industrial Materials includes graphite electrodes and refractory products and related services, and primarily serves the steel industry.

•

Engineered Solutions includes advanced graphite materials and natural graphite products, and provides primary and specialty products for transportation, solar, oil and gas exploration, and other markets.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements include the financial statements of GrafTech International Ltd. and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Cash Equivalents

We consider all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of overnight repurchase agreements, certificates of deposit, money market funds and commercial paper. Restricted cash includes the balance of the escrow account to be returned upon completion of certain environmental remediation activities related to the sale of our Caserta, Italy facility in 2007 and unspent funds from a Spanish government-sponsored capital expenditure incentive program.

Revenue Recognition

Revenue from sales of our products is recognized when they meet four basic criteria (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the amount is determinable and (4) collection is reasonably assured. Sales are recognized when both title and the risks and rewards of ownership are transferred to the customer or services have been rendered and fees have been earned in accordance with the contract.

Volume discounts and rebates are recorded as a reduction of revenue in conjunction with the sale of the related products. Changes to estimates are recorded when they become probable. Shipping and handling revenues billed to our customers are included in net sales and the related shipping and handling costs are included as an increase to cost of sales.

Earnings (Loss) per Share

The calculation of basic earnings per share is based on the weighted-average number of our common shares outstanding during the applicable period. We use the two-class method of computing earnings per share for our instruments granted in share-based payment transactions that are determined to be participating securities prior to vesting.

Diluted earnings per share recognizes the dilution that would occur if outstanding stock options, restricted stock awards, and until their redemption, convertible debentures were exercised or converted into common shares. We use the treasury stock method to compute the dilutive effect of our stock options and restricted stock awards (using the average market price for the period) and the if-converted method to calculate the dilutive effect of our previously outstanding convertible debt.

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

We test for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset or asset group (hereinafter referred to as an “asset group”) may not be recoverable by comparing the sum of the estimated undiscounted future cash flows expected to result from the operation of the asset group and its eventual disposition to the carrying value. If the sum of the undiscounted future cash flows is less than the carrying value, the fair value of the asset group is determined. The amount of impairment is calculated by subtracting the fair value of the asset group form the carrying value of the asset group.

Accounts and Notes Receivable

Trade accounts receivable primarily arise from sales of goods to customers and distributors in the normal course of business.

Sales of trade accounts receivable

We sell certain trade accounts receivable to a bank under a factoring arrangement. The receivables are sold at a discount on a nonrecourse basis and we do not retain interests in the receivables sold. We also act as a servicer of the sold receivables for a fee. The servicing duties include collecting payments on receivables and remitting them to the bank. While servicing the receivables, we apply the same servicing policies and procedures that are applied to our owned accounts receivable.

Allowance for Doubtful Accounts

Considerable judgment is required in assessing the realizability of receivables, including the current creditworthiness of each customer, related aging of the past due balances and the facts and circumstances surrounding any non-payment. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Receivables are charged off when amounts are determined to be uncollectible.

Capitalized Bank Fees

We capitalize bank fees upon the incurrence of debt. At December 31, 2008 and December 31, 2009, capitalized bank fees amounted to $2.4 million and $1.0 million, respectively. We amortize such amounts over the life of the respective debt instrument using the effective interest method. The estimated life may be adjusted upon the occurrence of a triggering event. Amortization of capitalized bank fees amounted to $8.3 million in 2007, $7.9 million in 2008, and $1.6 million in 2009, respectively and is included in interest expense. Interest expense for 2007, 2008 and 2009 includes accelerated amortization of capitalized bank fees related to the Senior Notes redeemed in each of those years.

Derivative Financial Instruments

We do not use derivative financial instruments for trading purposes. They are used to manage well-defined commercial risks associated with energy contracts and currency exchange rate risks.

We enter into foreign currency instruments from time to time to manage exposure to changes in currency exchange rates. These instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, relating to non-dollar denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. Forward exchange contracts and purchased currency options are carried at fair value. These contracts are treated as hedges to the extent they are effective. Changes in fair values related to these contracts are recognized in other comprehensive income in the Consolidated Balance Sheets until settlement. At the time of settlement, realized gains and losses are recognized as part of cost of goods sold on the Consolidated Statements of Operations.

We enter into short duration fixed rate natural gas purchase contracts with certain of our natural gas suppliers in order to mitigate commodity price risk. In addition, we may enter into natural gas derivative contracts to effectively fix a portion of our natural gas cost exposure. Natural gas derivative contracts are carried at fair value. These contracts are treated as hedges to the extent they are effective. Changes in their fair values are included in other comprehensive income in the Consolidated Balance Sheets until settlement. At the time of settlement, realized gains and losses are recognized as part of cost of goods sold on the Consolidated Statements of Operations.

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

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. We determine fair value based on valuation methodologies, as appropriate, including the present value of our estimated future cash flows. If the fair value is less than our carrying amount, the investment is determined to be impaired. If the decline in value is other than temporary, we record an appropriate write-down.

Research and Development

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred.

Income Taxes

We file a consolidated United States (“U.S.”) federal income tax return for GTI and its eligible domestic subsidiaries. Our non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carry forwards. Deferred tax assets and liabilities at the end of each period are determined using enacted tax rates. A valuation allowance is established or maintained, when, based on currently available information and other factors, it is more likely than not that all or a potion of a deferred tax asset will not be realized.

On January 1, 2007, we adopted accounting standards on accounting for uncertainty in income taxes, which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the guidance on accounting for uncertainty in income taxes, we recognize the benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The guidance on accounting for uncertainty in income taxes also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods.

Stock-Based Compensation Plans

We have various plans that provide for the granting of stock-based compensation to employees and, in certain instances, to non-employee directors, which are described more fully in Note 15, “Management Compensation and Incentive Plans.” Shares are issued upon option exercise from authorized, unissued shares.

We account for those plans under the applicable standards on accounting for share-based payment. For transactions in which we obtain employee services in exchange for an award of equity instruments, we measure the cost of the services based on the grant date fair value of the award. We recognize the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Costs related to plans with graded vesting are generally recognized using a straight-line method. Cash flows resulting from tax benefits for deductions in excess of compensation cost recognized are included in financing cash flows.

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

Postretirement Benefits

Postretirement benefits and benefits under the non-qualified retirement plan have been accrued, but not funded. The estimated cost of future postretirement life insurance benefits is determined by the Company with assistance from independent actuarial firms using the “projected unit credit” actuarial cost method. Such costs are recognized as employees render the service necessary to earn the postretirement benefits. Benefits have been accrued, but not funded. We record our balance sheet position based on the funded status of the plan. Additional information with respect to benefits plans is set forth in Note 13, “Retirement Plans and Postretirement Benefits.”

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

Environmental considerations are part of all significant capital expenditure decisions. Environmental remediation, compliance and management expenses were approximately $17.2 million in 2007, $17.3 million in

2008, and $9.2 million in 2009. The accrued liability relating to environmental remediation was $7.9 million at December 31, 2008 and $9.1 million at December 31, 2009. A charge to income is recorded when it is probable that a liability has been incurred and the cost can be reasonably estimated. When payments are fixed or determinable, the liability is discounted using a rate at which the payments could be effectively settled.

Our environmental liabilities do not take into consideration possible recoveries of insurance proceeds. Because of the uncertainties associated with environmental remediation activities at sites where we may be potentially liable, future expenses to remediate sites could be considerably higher than the accrued liability.

Foreign Currency Translation

We translate the financial statements of foreign subsidiaries, whose local currency is their functional currency, to U.S. dollars using period-end exchange rates for assets and liabilities and weighted average exchange rates for each period for revenues, expenses, gains and losses. Differences arising from exchange rate changes are included in accumulated other comprehensive loss on the Consolidated Balance Sheets until such time as the operations of such non-U.S. subsidiaries are sold or substantially or completely liquidated.

For our Mexican and Russian subsidiaries whose functional currency is the U.S. dollar, we remeasure non-monetary balance sheet accounts and the related income statement accounts at historical exchange rates. Resulting gains and losses arising from the fluctuations in currency for monetary accounts are recognized in other (income) expense, net, in the Consolidated Statements of Operations. Gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred.

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

Software Development Costs

In connection with our development and implementation of global enterprise resource planning systems with advanced manufacturing, planning and scheduling software, we capitalize certain computer software costs after technological feasibility is established. These capitalized costs are amortized utilizing the straight-line method over the economic lives of the related products. Total costs capitalized as of December 31, 2008 and 2009 amounted to $11.3 million and $14.7 million, respectively. Amortization expense was $1.4 million for 2007, $1.6 million for 2008, and $1.6 million for 2009.

Restructuring

We recognize an accrual for costs associated with exit or disposal activities when the liability is incurred.

Goodwill and Other Intangible Assets

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. We do not recognize deferred income taxes for the difference between the assigned value and the tax basis related to nondeductible goodwill. Goodwill is not amortized; however, impairment testing is performed annually or more frequently if or circumstances indicate that impairment may have occurred. We perform the goodwill impairment test annually in the fourth quarter. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. We have determined that in our case, the reporting units are at our operating segments since that is the lowest level at which discrete, reliable financial and cash flow information is available. Step one compares the fair value of the reporting unit (using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to implied fair value (i.e., fair value of reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the fair value of goodwill is less than the carrying amount of goodwill, an impairment is recognized.

Goodwill amounted to $7.2 million at December 31, 2008 and $9.0 million at December 31, 2009. We determined that our goodwill was not impaired in either 2008 or 2009. The change in goodwill is caused by changes in foreign currency rates. Goodwill is related to our Industrial Materials segment.

Intangible assets with finite useful lives are amortized over such finite lives, and reviewed for impairment. In 2008 and 2009, we did not have any material impairments. Patents, net of accumulated amortization, amounted to $2.9 million at December 31, 2008 and $2.6 million at December 31, 2009.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses. Significant estimates and assumptions are used for, but are not limited to, pension and other post retirement benefits, allowance for doubtful accounts, accruals and valuation allowances, asset impairment, and environmental-related accruals. Actual results could differ from our estimates.

Subsequent Events

We evaluate events that occur after the balance sheet date but before financial statements are issued to determine if a material event requires our amending the financial statements or disclosing the event.

We have evaluated subsequent events and transactions for potential recognition or disclosure in the consolidated financial statements through February 23, 2010, the day that the consolidated financial statements were issued.

Reclassification

Certain amounts previously reported have been reclassified to conform to the current year presentation.

(3) NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

Earnings Per Share

Beginning in 2009 we began to use the two-class method of computing earnings per share for our instruments granted in share-based payment transactions that are determined to be participating securities prior to vesting. There was no material impact on our consolidated financial statements and we were not required to adjust our prior period earnings per share calculations a result of using the two-class method.

Business Combinations

Effective January 2009, we adopted the new guidance for accounting for and reporting of business combinations. This guidance substantially changes prior accounting for and reporting of business combinations by (i) expanding the definition of a business and a business combination; (ii) requiring all assets and liabilities of the acquired business, including goodwill, contingent assets and liabilities, and contingent consideration be recorded at fair value on the acquisition date; (iii) requiring acquisition-related transaction and restructuring costs be expensed rather than accounted for as acquisition costs; and (iv) requiring reversal of valuation allowances related to deferred tax assets and changes to acquired income tax uncertainties be recognized in earnings.

We will apply this guidance for all future business combinations.

Fair Value Measurements and Disclosure

In August 2009, the FASB issued guidance to provide clarification on measuring the fair value of liabilities. In circumstances in which a quoted price in an active market for the identical liability is not available we are required to measure fair value using one or more of the following techniques:

1.	A valuation that uses:

a.	The quoted price of the identical liability when traded as an asset.

b.	Quoted market prices for similar liabilities or similar liabilities when traded as assets.

2.	Another valuation technique that is consistent with the principles of ASC 820.

We were required to adopt the guidance on October 1, 2009. Adoption of this guidance did not have a material impact on our financial statements.

Recently Issued Accounting Standards

Accounting pronouncements issued by various standard setting and governmental authorities that have not yet become effective with respect to our consolidated financial statements are described below, together with our assessment of the potential impact they may have on our results of operation and financial position.

Consolidation

In June 2009, the FASB issued new guidance regarding the consolidation of variable interest entities (“VIEs”). We are now required to qualitatively assess the determination of our being the primary beneficiary (“consolidator”) of a VIE on whether we (1) have the power to direct matters that most significantly impact the activities of the VIE, and (2) have the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. It also requires an ongoing reconsideration of the primary beneficiary and amends events that trigger a reassessment of whether an entity is a VIE. The guidance also enhances disclosures about an enterprise’s involvement with a VIE. The new model is applicable to all new and existing VIE’s. We are required to adopt this guidance beginning January 2010 and are currently assessing its impact on our consolidated financial statements.

Transfers of Financial Assets

In June 2009 the FASB issued new guidance on accounting for transfers of financial assets. The new guidance clarifies the determination of whether a transfer of a financial asset qualifies for sale accounting. It also provides four broad disclosure objectives designed to provide users of the financial statements with an understanding of:

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

Revenue Recognition

In October 2009 the FASB issued new guidance regarding revenue arrangements with multiple deliverables. This new guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by the company or by other vendors. This new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010; however, early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. Retrospective application to prior years is permitted, but not required. We are evaluating the potential impact on our consolidated financial statements.

(4) SEGMENT REPORTING

We operate in two reportable segments: Industrial Materials and Engineered Solutions

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

The following tables summarize financial information concerning our reportable segments:

	For the year Ended December 31,
	2007	2008	2009
	(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$861,192	$1,008,778	$538,126
Engineered Solutions	143,626	181,460	120,918

Total net sales	$1,004,818	$1,190,238	$659,044

Segment operating income:
Industrial Materials	$212,363	$287,466	$88,818
Engineered Solutions	12,896	41,227	9,794

Total segment operating income	225,259	328,693	98,612

Reconciliation of segment operating income to income from continuing operations before provision for income taxes
Equity in losses of and write-down in non-consolidated affiliate	—	36,256	55,488
Other (income) expense, net	(13,470)	11,578	1,868
Interest expense	43,409	19,350	5,609
Interest income	(1,680)	(1,137)	(1,047)

Income from continuing operations before provision for income taxes	$197,000	$262,646	$36,694

Assets are managed based on geographic location because certain reportable segments share certain facilities. Assets by reportable segment are estimated based on the value of long-lived assets at each location and the sales mix to third party customers at that location.

	At December 31,
	2008	2009
	(Dollars in thousands)
Long-lived assets (a):
Industrial Materials.	$283,098	$305,408
Engineered Solutions	54,272	66,583

Total long-lived assets	$337,370	$371,991

The following tables summarize information as to our operations in different geographic areas.

	For the Year Ended December 31,
	2007	2008	2009
	(Dollars in thousands)
Net sales:
U.S.	$178,188	$203,409	$118,883
Americas	180,583	205,744	113,380
Asia Pacific	143,141	205,236	126,012
Europe, Middle East, Africa	502,906	575,849	300,769

Total	$1,004,818	$1,190,238	$659,044

	At December 31,
	2008	2009
	(Dollars in thousands)
Long-lived assets (a):
U.S and Canada	$84,179	$85,949
Mexico	69,667	69,513
Brazil	36,806	50,064
France	53,072	55,595
Spain	64,313	74,122
South Africa	22,601	29,328
Switzerland	655	526
Other countries	6,077	6,894

Total	$337,370	$371,991

(a)	Long-lived assets represent fixed assets, net of accumulated depreciation.

(5) INVESTMENT IN AND LOAN TO NON-CONSOLIDATED AFFILIATE

Acquisition

On June 30, 2008, we acquired 100% of the common stock of Falcon-Seadrift Holding Corp., now named GrafTech Seadrift Holding Corp. (“GTSD”). The principal asset of GTSD is limited partnership units constituting approximately 18.9% of the equity interests of Seadrift Coke L.P. (“Seadrift”), a privately-held producer of needle coke, the primary raw material used in the manufacture of graphite electrodes. Seadrift is one of the four main producers of needle coke. Needle coke is a critical raw material, without substitutes, required to produce a graphite electrode and represents approximately 40% of our total cost to produce. At the time of the acquisition, industry sales of graphite electrodes were at an all-time high and needle coke production was at or near full capacity. The availability and rising cost of needle coke was creating a compelling threat to the profitability and growth of our business model. In order to partially hedge the impact of rising needle coke cost and, more importantly, to potentially position ourselves to gain a controlling interest, we purchased our 18.9% ownership interest in Seadrift.

The substance of the transaction was the acquisition of an asset, the limited partnership units. The cost of our acquisition was $136.5 million (net of $0.4 million cash received) of which $135.0 million cash was paid to the prior sole shareholder of GTSD.

In addition to the limited partnership units of Seadrift, we obtained certain rights associated with these interests. These include: the right to one of five seats on Seadrift’s board of directors (or, at our election, board observation rights in lieu thereof); the right of approval with respect to certain mergers and other transactions; and the right to veto Seadrift’s repurchase of its own equity (other than from former employees). There are also customary rights permitting or requiring us to sell our interests on the same terms and conditions if the majority owners sell their interests. Beginning May 1, 2011, we have the right to require Seadrift to purchase our interests (a “put” to Seadrift) at the then fair market value (determined by a third-party assuming a sale of Seadrift as a going concern and without applying a discount for lack of liquidity, marketability, or lack of control).

Seadrift is a pass-through entity. We account for our investment in Seadrift using the equity method of accounting.

Accounting for the Acquisition

The difference between our cost of the investment in Seadrift and our equity in the net assets (book value) of Seadrift was $122.5 million We identified the principal factors causing the difference and assigned the excess to such assets with the remainder to goodwill. The following table summarizes the assignment of the difference which was completed in the fourth quarter of 2008 (dollars in thousands):

Inventory.	$2,280
Property and equipment	36,197
Intangible assets	61,425
Goodwill	22,578

Total	$122,480

We accounted for the acquisition of GTSD as the acquisition of an asset – limited partnership units in Seadrift – rather than as a business combination. Because the amount we paid for the limited partnerships units exceeded their tax basis accounting required us to recognize a deferred tax liability for this difference. We increased the purchase price by $41.8 million to recognize the deferred tax liability applicable to the difference between the amount we paid and the tax basis of the Seadrift limited partnership units.

At the time of the acquisition we had a deferred tax asset valuation allowance. The accounting for the acquisition of Seadrift resulted in a taxable temporary difference that is expected to reverse during the same period that our deferred tax assets are expected to reverse. Accounting guidance required us to reduce our preexisting valuation allowance and decrease the purchase price of Seadrift by $22.4 million.

The net result was an increase in the initial carrying amount for the investment in Seadrift of $19.4 million.

Equity in Losses and Summarized Financial Information

Our equity in losses is based on Seadrift’s results of operations with a one-month lag because its accounting close and financial statement preparation cycle occurs subsequent to our reporting deadline for our corresponding cycle. We include an estimate for the effect of Seadrift’s LIFO inventory accounting on interim periods. The equity in losses reflected in our statements of operation for 2008 and 2009 are comprised of the following (dollars in millions):

	2008	2009
Equity in losses	$(1.7)	$(2.6)
Impairment	(34.5)	(52.8)

Equity in losses of non-consolidated affiliate	$(36.2)	$(55.4)

Equity in losses includes an estimate of our share for the effect of LIFO ($1.0 expense in 2008 and $0.4 expense in 2009) and the write-off of construction in process for abandoned projects ($2.2 million expense in 2009), and the amortization of the difference between our cost of the investment and the net assets of Seadrift assigned to the long-lived assets ($2.8 million expense in 2008 and $3.6 million expense in 2009).

The following table shows summarized financial information for Seadrift, including adjustments to comply with generally accepted accounting principles, for the five months ended and as November 30, 2008, and for the twelve months ended and as of November 30, 2009:

	As of and for the five months ended November 30, 2008	As of and for the twelve months ended November 30, 2009
	(Dollars in thousands)	(Dollars in thousands)
Current assets	$39,744	$35,619
Noncurrent assets	75,336	71,499
Current liabilities	39,166	27,155
Noncurrent liabilities	—	176
Net sales	141,677	92,884
Gross profit	12,451	31,014
Net income	5,851	5,180

Write-down of Investment to Its Fair Value

We perform an assessment of our investment in Seadrift for impairment whenever changes in the facts and circumstances indicate that a loss in value has occurred, which is other than temporary. Because Seadrift is privately-held, we determine the fair value using an income approach (based upon the present value of expected future cash flows, using discount rates commensurate with the risks of the investment), a “Level 3” value in accordance with the definition in ASC 820, Fair Value Measurements and Disclosures. Our valuation method uses a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon are discounted to their present value using an appropriate rate of return. We used the constant growth method to determine the terminal value.

The key drivers of the forecasts are metric tons shipped and price per ton. Using these forecasts we applied our assumptions of current and longer term growth for the industry and electric arc furnace utilization rates to forecast future cash flows; applying the half-year convention to the year 2009 forecast. We discounted the projected cash flows using a weighted average cost of capital of 14.5% and a long-term growth rate of 2.5%. Principal factors that could negatively affect the significant assumptions are a longer than forecast or deeper recession or other business interruption, an increase in the price of decant oil, and new market entrants which would increase current capacity; any of which could result fewer metric tons shipped than forecast and/or price degradation.

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

At June 30, 2009, we determined that Seadrift’s reported and projected operating losses were triggering events requiring us to assess if there was a loss in value that is other than temporary. The fair value of Seadrift reflected reductions in the estimated future cash flows based on a lower expectation of volume and reduced growth and profitability resulting primarily from the continued downturn in the economy. We determined that the fair value was less than our carrying value and that the loss in value was other than temporary. We recorded a $52.8 million noncash impairment to recognize this other than temporary loss in value. Because the impairment reduced the difference between the carrying amount of our investment and its tax basis, we recorded a net tax benefit of $7.4 million representing the net change of the deferred tax liability and the restoration of the valuation allowance recognized at the acquisition. We determined that for each one percentage point decrease in revenues for each of the years 2010, 2011, and 2012, the fair value of our investment would be reduced by approximately $3.1 million. We also determined that for each one percentage point change in the discount rate the fair value of our investment would be changed by approximately $2.8 million and that for each 0.25% percentage point decrease in the long-term growth rate the fair value the fair value of our investment would be changed by approximately $1.6 million.

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

Loan to Seadrift

In late June and early July 2009, Seadrift entered into agreements to borrow up to $17.0 million from certain of its shareholders, which includes GrafTech. We agreed to loan up to $8.5 million and on July 2, 2009, we loaned Seadrift $6.0 million. We recorded the loan at its face amount, which reasonably approximated the present value of the note. Seadrift has also borrowed an aggregate of $6.0 million from the other shareholders.

Borrowings under these agreements are evidenced by Senior Subordinated Non-Negotiable Demand Notes that are subordinate to Seadrift’s revolving credit agreement. The Demand Notes cannot be repaid until all indebtedness under Seadrift’s revolving credit agreement have been paid in full and the obligation to make any further loans or advances have ceased and terminated. The Demand Notes bear interest at 10%, payable quarterly in arrears commencing September 30, 2009. Seadrift also pays a 1% servicing fee to the lender at the time of a borrowing.

(6) SUPPLY CHAIN FINANCING

During the third quarter of 2008, we entered into a supply chain financing arrangement with a financing party. Under this arrangement, we essentially assign our rights to purchase needle coke from our supplier to the financing party. The financing party purchases the product from our supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment to the financing party for this needle coke includes a mark up (the “Mark-Up”). The Mark Up is a premium expressed as a percentage of the purchase price. The Mark-Up is subject to quarterly reviews. This arrangement helps us to maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. Based on the terms of the arrangement, the total amount that we owe to the financing party may not exceed $49.3 million at any point in time.

We record the inventory once title and risk of loss transfers from the supplier to the financing party. We record our liability to the financing party as an accrued liability. Our purchases of inventory under this arrangement were $60.4 million in 2008 and $37.1 million in 2009. We recognized Mark-Up of $0.4 million in 2008 and $0.5 million in 2009 as interest expense.

(7) LONG-TERM DEBT AND LIQUIDITY

The following table presents our long-term debt:

	At December 31,
	2008	2009
	(Dollars in thousands)
Revolving Facility	$30,000	$—
Senior Notes:
Senior Notes due 2012	19,906	—
Fair value adjustments for terminated hedge instruments	191	—
Unamortized bond premium	38	—

Total Senior Notes	20,135	—
Other European debt	422	1,467

Total	$50,557	$1,467

Revolving Facility

On February 8, 2005, we entered into an amended and restated Credit Agreement relating to the Revolving Facility. JPMorgan Chase Bank, N.A. is the administrative agent thereunder. The amended Credit Agreement expires on July 15, 2010. We are currently negotiating a new facility. Based on our credit ratings and current financial condition, we have no reason to believe that we will not be able to obtain a replacement working capital facility.

The amended Credit Agreement provides for a Revolving Facility of $215 million, subject to provisions described below regarding the base credit limit. We can have outstanding letters of credit of up to $35 million under the Revolving Facility. The Revolving Facility also provides, subject to certain conditions (including a maximum senior secured leverage ratio test), an accordion feature that permits GrafTech Finance to establish additional credit facilities thereunder in an aggregate amount, together with the Revolving Facility, of up to $425 million. At December 31, 2009, we had no borrowings drawn from the facility, and $209.2 million was available (after consideration of outstanding letters of credit of $5.8 million).

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

The obligations under the Revolving Facility are secured (with certain exceptions) by all of the assets of GrafTech Finance. The obligations under the Revolving Facility are guaranteed (with certain exceptions) by GTI, each of our other domestic subsidiaries and our Swiss subsidiary, our French holding company, our French operating company, and our United Kingdom subsidiary. These guarantees and any intercompany loans of proceeds of borrowings under the Revolving Facility are secured (with certain exceptions) by all of the assets of the respective guarantors and subsidiary borrowers.

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

In addition to the failure to pay principal, interest and fees when due, events of default under the Revolving Facility include: failure to pay when due, or other defaults permitting acceleration of, other indebtedness exceeding $7.5 million or certain cash management arrangements or interest rate, exchange rate or commodity price derivatives; judgment defaults in excess of $7.5 million to the extent not covered by insurance; and certain changes in control. At December 31, 2008 and 2009, we were in compliance with all financial and other covenants contained in the Revolving Facility.

Senior Notes

On February 15, 2002, GrafTech Finance issued $400.0 million aggregate principal amount of Senior Notes. Interest on the Senior Notes was payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2002, at the rate of 10.25% per annum.

On May 6, 2002, GrafTech Finance issued $150.0 million aggregate principal amount of additional Senior Notes at a purchase price of 104.5% of principal amount, plus accrued interest from February 15, 2002, under the Senior Note Indenture. All of the Senior Notes constituted one class of debt securities under the Senior Note Indenture. The additional Senior Notes paid interest at the same rate and were scheduled to mature on the same date as the Senior Notes issued in February 2002. The $7.0 million premium received upon issuance of the additional Senior Notes was added to the principal amount of the Senior Notes and amortized as a reduction of interest expense over the term of the additional Senior Notes. As a result of our receipt of such premium, the effective annual interest rate on the additional Senior Notes approximated 9.5%.

All of the Senior Notes were scheduled to mature on February 15, 2012.

The Senior Notes could be redeemed, in whole or in part, at specified redemption prices beginning at 105.125% of the principal amount redeemed for the year commencing February 15, 2007 and reducing to 100.00% of the principal amount redeemed for the years commencing February 15, 2010 and thereafter, in each case plus accrued and unpaid interest to the redemption date.

We would periodically implement interest rate management initiatives to minimize our interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations. Additional information regarding interest rate swaps is set forth in Note 8, “Fair Value Measurements and Derivative Instruments.”

During 2003 and 2004, we purchased $115.0 million of the outstanding principal of the Senior Notes through a series of exchanges for equity and cash repurchases.

During 2007, we redeemed $235.0 million of the outstanding principal of the Senior Notes. In connection with the redemptions, we incurred a $13.0 million loss on the extinguishment of debt, which included $12.1 million related to the call premium and $0.9 million of charges for accelerated amortization of the debt issuance fees, terminated interest rate swaps and the premium related to the Senior Notes.

During 2008, we redeemed $180.0 million of the outstanding principal of the Senior Notes. In connection with the redemptions, we incurred a $6.8 million loss on the extinguishment of debt, which included $6.2 million related to the call premium and $0.6 million of charges for accelerated amortization of the debt issuance fees, terminated interest rate swaps and the premium related to the Senior Notes.

On September 28, 2009, we redeemed all of the remaining outstanding balance of the Senior Notes, $19.9 million, at 101.708% plus accrued interest. Total cash to redeem the remaining outstanding balance of the Senior Notes approximated $20.2 million. We incurred a $0.4 million loss on the extinguishment of the debt, which included $0.3 million related to the call premium and $0.1 million of charges for the accelerated amortization of the debt issuance fees, terminated interest rate swaps, and premium related to the Senior Notes.

Debentures

On January 22, 2004, we issued $225.0 million aggregate principal amount of Debentures which were scheduled to mature on January 15, 2024, unless earlier converted, redeemed or repurchased. Interest on the Debentures was payable semi-annually on January 15 and July 15 of each year at the rate of 1.625% per annum.

Initial Measurement Accounting

Because the Debentures could be settled in cash (or other assets) upon conversion, including partial settlement of the conversion option, accounting guidance required us to separate the proceeds from the Debentures into two accounting components at issuance:

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

Redemption Accounting

On May 30, 2008, we called for the redemption of the $225.0 million outstanding principal amount of the Debentures. On June 13, 2008, the redemption date, the

Debenture holders who exercised their conversion rights received 60.3136 shares of our common stock for each $1,000 principal amount of Debentures on conversion, together with a make-whole payment totaling $9.0 million, which represented the present value of all remaining scheduled payments of interest on the Debentures from the date of conversion and redemption through January 15, 2011.

We also made payment of $0.2 million to the Debenture holders who did not exercise their conversion rights and opted to receive a redemption price in cash equal to 100% of the principal plus accrued but unpaid interest until the redemption date. These Debenture holders received the make-whole value in shares.

Accounting guidance required that we allocate the fair value (determined using an interest rate of 7.5178%) of the consideration transferred (13.6 million shares of common stock with an aggregate value of $366.4 million) to the fair values of the debt component ($194.7 million) and the equity component ($171.7 million) immediately prior to the redemption. A $4.1 million gain was recognized for the difference between the amount allocated to the debt component and the sum of the carrying amount of the debt, unamortized debt discount, and issuance costs at conversion. At redemption, we recorded additional valuation allowance of $9.9 million as a result of the reduction of the deferred tax liability for the difference in debt discount and debt issuance costs expense recognized for financial and tax reporting.

Other European Debt

On September 30, 2009, our Spanish subsidiary received a $1.8 million economic stimulus loan from the Ministry of Industry, Government of Spain. The loan is non-interest bearing and matures in October 2024. Repayment in 10 annual installments commences in October 2015. The loan is to be used for costs associated with a capital project. We must return a proportionate amount of the loan if we do not spend the amount budgeted for the capital project prior to June 10, 2010. Since we have spent approximately 90% of the required amount as of December 31, 2009, the remaining 10% of the cash received is reported as restricted cash in our consolidated balance sheet. Because the loan is non-interest bearing, we are required to record the loan at its present value of $1.1 million (determined using an interest rate of 4.33%). The difference between the proceeds received and the present value of the debt is recorded as debt discount and deferred expense. The discount will be amortized to income using the interest method; the deferred charge will be amortized to income using the same basis and over the same period as the capital project assets are depreciated. The loan balance, net of the unamortized discount, was $1.2 million at December 31, 2009.

(8) FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Fair Market Value Measurements

On January 1, 2008, we adopted guidance on accounting for fair value measurements, for assets and liabilities measured at fair value on a recurring basis and on January 1, 2009, for assets and liabilities measured at fair value on a nonrecurring basis. The guidance:

•

defines fair values the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value,

•	establishes a hierarchy of fair value measurements based upon the observability of inputs used to value assets and liabilities.

•	requires consideration of nonperformance risk, and

•	expands disclosures about the methods used to measure fair value.

The guidance establishes a three-level hierarchy of measurements based upon the reliability of observable and unobservable inputs used to arrive at fair value. Observable inputs are independent market data, while unobservable inputs reflect our assumptions about valuation. Depending on the inputs, we classify each fair value measurement as follows:

•	Level 1 – based upon quoted prices for identical instruments in active markets,

•	Level 2 – based upon quoted prices for similar instruments, prices for identical or similar instruments in markets that are not active, or model-derived valuations of all of whose significant inputs are observable, and

•	Level 3 – based upon one or more significant unobservable inputs.

The following section describes key inputs and assumptions used in valuation methodologies of our assets and liabilities measured at fair value on a recurring basis:

Cash and cash equivalents, short-term notes and accounts receivable, accounts payable and other current payables – The carrying amount approximates fair value because of the short maturity of these instruments.

Long-Term Debt – Fair value of long-term debt was $49.7 million at December 31, 2008 and $1.4 million at December 31, 2009, which was determined using Level 2 inputs.

Foreign currency contracts – Foreign currency contracts are carried at market value using Level 2 inputs. The outstanding contracts at December 31, 2008 and 2009 represented an unrealized gain of $0.2 million and an unrealized loss of $0.1 million, respectively.

Natural gas contracts – Natural gas contracts are carried at fair value. We determine the fair value using observable, quoted natural gas rates that are determined by active markets and therefore classify the natural gas contracts as Level 2. The outstanding contracts at December 31, 2008 and 2009 represented an unrealized loss of $1.5 million and an unrealized gain of $0.1 million, respectively.

Derivative Instruments

We use forward exchange contracts, call options, and collar options as part of our overall foreign currency risk management strategies to manage the risk of exchange rate movements that would reduce the value of our foreign cash flows. Foreign currency exchange rate movements create a degree of risk by affecting the value of sales made and costs incurred in currencies other than the U.S. dollar. We also enter into, in the normal course of business, float-to-fixed commodity swaps, call options, and collar options, for quantities commensurate to a portion of our production process requirements, to manage the risk of adverse movements in the price of the natural gas that would negatively affect our cost of goods sold.

Our derivative contracts contain provisions that may require us to provide collateral and derivative contracts that we may enter into in the future may contain such provisions. No collateral was provided at December 31, 2009. Based on our financial performance and credit ratings, we do not expect that we will be required to provide collateral. Since the counter-parties to these financial instruments are large commercial banks and similar financial institutions, we do not believe that we are exposed to material counter-party credit risk, despite the current worldwide economic situation. We do not anticipate nonperformance by any of the counter-parties to our instruments. to manage well-defined commercial energy contract, currency exchange rate and interest rate risks.

The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At December 31, 2008 and 2009 the fair values of our derivatives and their respective balance sheet locations are presented in the following table:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(Dollars in Thousands)
As of December 31, 2008
Derivatives designated as cash flow hedges:
Foreign currency contracts	Other current assets	$203
Commodity forward contracts			Other current liabilities	$1,511

Total fair value		$203		$1,511

As of December 31, 2009
Derivatives designated as cash flow hedges:
Foreign currency contracts	Other current assets	$59	Other current liabilities	$124
Commodity forward contracts	Other current assets	125

Total fair value		$184		$124

The location and amount of realized (gains) and losses recognized in the Statement of Operations for derivatives for the years ended December 31, 2008 and 2009 are presented in the following table:

	Location of (Gain)/Loss Reclassified from Other Comprehensive Income	Amount of (Gain)/Loss Recognized
		2008	2009

		(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency contracts	Cost of goods sold/Other (income) expense	$—	$(3,480)
Commodity forward contracts	Cost of goods sold	1,731	2,460

In 2008 and 2009, we entered into foreign exchange contracts as economic hedges of anticipated cash flows denominated in the Euro, Mexican peso and Brazilian real. These contracts were entered into to protect the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates between the US Dollar and either the Mexican peso or Brazilian real. As of December 31, 2009, we had outstanding Mexican peso and Brazilian real forward exchange contracts and Mexican peso option contracts, with aggregate notional amounts of $10.1 million and $5.7 million respectively. The forward exchange contracts and options outstanding as of December 31, 2009 have several maturity dates ranging from March to December 2010.

Certain of our foreign currency contracts and all of our commodity contracts are treated as hedges under ASC 815, Derivatives and Hedging and are required to be measured at fair value on a recurring basis. With respect to the inputs used to determine the fair value, we use observable, quoted rates that are determined by active markets and, therefore, classify the contracts as “Level 2” in accordance with the definition in ASC 820, Fair Value Measurements and Disclosures.

At December 31, 2009, we had no Euro denominated contracts outstanding.

(9) INTEREST EXPENSE

The following table presents an analysis of interest expense:

	For the year ended, December 31,
	2007	2008	2009
	(Dollars in thousands)
Interest incurred on debt	$32,394	$12,502	$3,571
Amortization of fair value adjustments for terminated hedge instruments	(605)	(156)	(39)
Amortization of debt issuance costs	2,939	1,902	1,363
Amortization of premium on Senior Notes	(116)	(32)	(9)
Amortization of discount on Debentures	8,413	4,410	—
Interest incurred on other items	384	724	723

Total interest expense	$43,409	$19,350	$5,609

Interest rates

At December 31, 2008, the Revolving Facility had an effective interest rate of 2.9% and the $19.9 million principal amount of Senior Notes had a fixed rate of 10.25%.

(10) OTHER (INCOME) EXPENSE, NET

The following table presents an analysis of other (income) expense, net:

	For the year ended, December 31,
	2007	2008	2009
	(Dollars in thousands)
Loss on extinguishment of debt	$13,046	$6,785	$390
Gain on derecognition of Debentures	—	(4,060)	—
Debenture make-whole payment	—	9,034	—
Currency (gains)/losses	(332)	(2,240)	466
Bank and other financing fees	2,327	1,918	1,949
Discount on sale of accounts receivable	572	1,102	209
Gain on sale of assets	(25,963)	(52)	(1,159)
Sale of litigation rights	(1,151)	—	—
Sale of investments	(570)	—	—
Other	(1,399)	(909)	13

Total other (income) expense, net	$(13,470)	$11,578	$1,868

We have had intercompany term loans between GrafTech Finance and some of our foreign subsidiaries. We had no such term loans at December 31, 2009. At December 31, 2008, the aggregate principal amount of these term loans was $558.4 million. These loans were subject to remeasurement gains and losses due to changes in currency exchange rates. Certain of these loans had been deemed to be essentially permanent prior to settlement and, as a result, remeasurement gains and losses on these loans were recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of the Consolidated Balance Sheets. The remaining balance of these loans was deemed to be temporary and, as a result, remeasurement gains and losses on these loans were recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Operations.

As part of our cash management, we also have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Operations.

We had net total of currency gains of $0.3 million in 2007 and $2.2 million in 2008, while we had a net total currency loss of $0.5 million in 2009, due to the remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities.

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

During the second quarter of 2007, we sold land and certain assets related to our former graphite electrode manufacturing facility in Caserta, Italy. The gain recognized on this sale was $23.7 million. Approximately $1.5 million of the purchase price was placed in escrow as security for the completion of certain activities related to remediation and landfill closure at this facility, which is included in restricted cash in the Consolidated Balance Sheets as of December 31, 2008 and 2009. The sale agreement provides that, upon completion of certain milestones in the remediation and landfill closure activities, portions of the escrowed amounts shall be paid to us. We recognize returns of funds held in escrow as other income when received. In the fourth quarter 2009, approximately $1.0 million of the funds held in escrow were released to us and we recognized income and reduced restricted cash.

During the third quarter of 2007, we completed the sale of our subsidiary located in Vyazma, Russia for approximately $8.0 million. The gain on this sale is $1.3 million. As part of the transaction, we entered into a lease for a portion of the facility. This lease did not meet the criteria for sales-leaseback accounting and we therefore recorded a $3.0 million financing obligation for the portion of the sales price received related to the leased area. As of December 31, 2009, $1.4 million of this balance was outstanding.

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

During 2008, we also called for redemption the $225 million principal amount of our Debentures. All of the Debentures were either redeemed or converted into shares of our common stock. In connection with this derecognition of the Debentures, we recognized a $4.1 million gain and incurred a $9.0 million charge related to the make-whole provision. This payment represented the present value of all remaining scheduled interest payments from the date of derecognition through January 15, 2011.

(11) SUPPLEMENTARY BALANCE SHEET DETAIL

The following tables present supplementary balance sheet details:

	At December 31,
	2008	2009
	(Dollars in thousands)
Accounts and notes receivable, net:
Trade	$130,071	$105,130
Other	21,025	17,035

	151,096	122,165
Allowance for doubtful accounts	(4,110)	(4,545)

	$146,986	$117,620

Inventories:
Raw materials and supplies	$130,615	$89,855
Work in process	111,995	106,606
Finished goods	49,895	51,568

	292,505	248,029
Reserves	(2,108)	(2,518)

	$290,397	$245,511

Property, plant and equipment:
Land and improvements	$23,599	$26,316
Buildings	113,163	137,399
Machinery and equipment and other	686,450	785,191
Construction in progress	50,720	33,267

	$873,932	$982,173

Other accrued liabilities:
Accrued vendors payable	$43,157	$31,475
Supply chain financing	30,447	14,557
Payrolls (including incentive programs)	24,141	23,298
Customer prepayments	16,614	14,766
Employee compensation and benefits	10,430	10,907
Other	16,494	11,308

	$141,283	$106,311

Other long term obligations:
Postretirement benefits	$29,773	$29,845
Pension and related benefits	55,085	51,678
Other	33,414	26,744

	$118,272	$108,267

The following table presents an analysis of the allowance for doubtful accounts:

	At December 31,
	2007	2008	2009
	(Dollars in thousands)
Balance at beginning of year	$3,186	$2,971	$4,110
Additions	338	2,748	4,436
Deductions	(553)	(1,609)	(4,001)

Balance at end of year	$2,971	$4,110	$4,545

Inventories

Accounting guidance requires that we allocate fixed production overheads to the costs of conversion based on normal capacity of the production facilities. It also requires that we recognize abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) as current period charges. We recognized $4.3 million of costs in excess of normal absorption in 2009. These unabsorbed costs were attributable to adjustments of fixed production overheads to the costs of conversion based on normal capacity versus actual levels, due to production levels being below normal capacity in 2009.

The following table presents an analysis of our inventory reserves:

	At December 31,
	2007	2008	2009
	(Dollars in thousands)
Balance at beginning of year	$4,349	$1,468	$2,108
Additions	1,778	2,675	3,286
Deductions	(4,659)	(2,035)	(2,876)

Balance at end of year	$1,468	$2,108	$2,518

Other long term obligations

Brazil has a federal excise tax (Imposto sobre Productos Industrializados – “IPI”) that applies for manufactured goods. The Brazilian Constitution provides a general basis for recognizing tax credits on the purchase of raw material used in production (“IPI tax credit”). Based on legal precedent, in prior years we recognized IPI tax credits in the aggregate amount of $3.1 million. The Brazilian tax authority challenged the recording of IPI tax credits based on this legal precedent, litigated the issue, and the Federal Superior Court of Justice decided in their favor. Based on this decision, we recognized a liability for the tax due, penalty, interest and legal costs which at December 31, 2008, approximated $6.0 million.

In 2009, the Brazilian government announced special programs providing for reductions in the tax due, penalty, interest, and legal costs if we agreed to pay the reduced amount. In November we paid $3.9 million to settle the liability. Our Consolidated Statement of Operations includes a credit of $4.3 million for the derecognition of this liability.

(12) COMMITMENTS

Lease commitments under non-cancelable operating leases extending for one year or more will require the following future payments:

(Dollars in thousands)
2010	$2,434
2011	1,729
2012	1,555
2013	1,283
2014	34
After 2014	23

Total lease and rental expenses under non-cancelable operating leases extending one year or more approximated $1.3 million in 2007, $2.1 million in 2008 and $2.5 million in 2009.

We have a supply agreement that requires us to purchase $40.1 million of calcined needle coke from February 2010 to March 2011.

In 2001 we outsourced the management of the data services, networks, desktops and laptops of our information technology function to CGI Group Inc. (“CGI”). CGI agreed to purchase our existing information technology fixed assets and fund the initial implementation of our global enterprise resource planning systems with advanced manufacturing, planning and scheduling software. These expenditures were included in the aggregate commitment for which we recorded a liability that was to be repaid over the 10-year term of the agreement, with an expiration date of April 30, 2011. On December 1, 2009, we informed CGI of our intention to terminate the agreement on June 30, 2010. The agreement required us to pay the remaining aggregate commitment and an early termination penalty.

We paid CGI $1.4 million on December 29, 2009, which included: a $0.8 million payment for the aggregate commitment fee from the contract termination date through the contract expiration date; a $0.5 million early termination penalty; and $0.1 million for sales tax and cancelled projects net of an early payment discount. At December 31, 2009, the remaining aggregate commitment fee is $0.4 million which is included in other accrued liabilities current and will be repaid in six equal, monthly installments.

At December 31, 2009, we had outstanding letters of credit of $5.8 million under the Revolving Facility and $5.3 million under a $10 million Letter of Credit facility with another commercial bank.

(13) RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

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

Effective March 31, 2003, we curtailed our qualified benefit plan and the benefits were frozen as of that date for the U.S. employees who had the option to remain in our defined benefit plan. We also closed our non-qualified U.S. defined benefit plan for the participating salaried workforce. The employees began participating in the defined contribution plan as of April 1, 2003.

We make quarterly contributions equal to 1% of each employee’s total eligible pay. We recorded expense of $0.8 million, $0.6 million and $0.5 million for contributions to this plan in 2007, 2008 and 2009, respectively. All such contributions were made using company stock.

Pension coverage for employees of foreign subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees, under insurance policies or by book reserves.

During 2007, we liquidated our South Africa pension fund and recognized a $4.4 million settlement loss.

The components of our consolidated net pension costs are set forth in the following table.

	For the Year Ended December 31,
	2007		2008		2009
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Service cost	$740	$243	$371	$255	$372	$230
Interest cost	7,424	4,136	7,474	3,003	7,374	2,571
Expected return on assets	(8,466)	(4,551)	(8,713)	(2,924)	(8,112)	(2,381)
Amortization	1,434	604	930	396	1,555	817
Settlement (gain) loss	—	4,428	—	167	—	(10)
Curtailment (gain) loss	—	534	—	—	—	(49)

	$1,132	$5,394	$62	$897	$1,189	$1,178

Amounts recognized in other comprehensive income:

	For the Year Ended December 31,
	2007		2008		2009
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Net (gain) loss	$(6,289)	$1,553	$39,273	$5,486	$(3,813)	$6,055
Prior service cost	—	—	—	—	—	361
Amortization of initial net asset	—	86	—	(6)	—	—
Amortization of prior service cost	—	(669)	—	(43)	—	(40)
Amortization of net loss	(1,434)	(4,983)	(930)	(347)	(1,554)	(777)
Effect of exchange rates	—	(277)	—	1,152	—	1,097

Total recognized in other comprehensive loss	$(7,723)	$(4,290)	$38,343	$6,242	$(5,367)	$6,696

Total recognized in pension costs and other comprehensive loss	$(6,591)	$1,104	$38,405	$7,139	$(4,178)	$7,874

We estimate that our 2010 pension cost will include amortization of $0.1 million of prior service cost and $5.1 million of net actuarial losses from stockholders’ equity.

The reconciliation of the beginning and ending balances of our pension plans’ benefit obligations, fair value of assets, and funded status at December 31, 2008 and 2009 are:

	At December 31,
	2008		2009
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Changes in Benefit Obligation:
Net benefit obligation at beginning of year	$127,950	$57,594	$123,285	$39,974
Service cost	371	255	372	230
Interest cost	7,474	3,003	7,374	2,571
Participant contributions	—	77	—	92
Plan amendments / curtailments	—	—	—	312
Foreign currency exchange changes	—	(14,223)	—	4,712
Actuarial (gain) loss	(2,689)	(2,734)	5,818	6,200
Settlement	—	(552)	—	(113)
Benefits paid	(9,821)	(3,446)	(9,539)	(3,166)

Net benefit obligation at end of year	$123,285	$39,974	$127,310	$50,812

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$108,745	$60,045	$74,860	$40,994
Actual return on plan assets	(28,361)	(2,308)	17,743	2,526
Foreign currency exchange rate changes	—	(15,543)	—	4,927
Employer contributions	4,297	2,721	570	2,575
Participant contributions	—	77	—	92
Settlement	—	(552)	—	(113)
Benefits paid	(9,821)	(3,446)	(9,539)	(3,166)

Fair value of plan assets at end of year	$74,860	$40,994	$83,634	$47,835

Funded status overfunded (underfunded):	$(48,425)	$1,020	$(43,676)	$(2,977)

Amounts recognized in accumulated other comprehensive loss:
Initial net asset (obligation)	$—	$—	$—	$—
Prior service credit	—	(69)	—	(402)
Net gain (loss)	(58,481)	(7,592)	(53,114)	(13,955)

Accumulated other comprehensive income (loss)	$(58,481)	$(7,661)	$(53,114)	$(14,357)
Amounts recognized in the statement of financial position:
Non-current assets	$—	$3,477	$—	$309
Current liabilities	(561)	(25)	(560)	(33)
Non-current liabilities	(47,864)	(2,432)	(43,116)	(3,253)

Net amount recognized	$(48,425)	$1,020	$(43,676)	$(2,977)

The accumulated benefit obligation for all defined benefit pension plans was $161.8 million and $177.3 million at December 31, 2008 and 2009, respectively.

At December 31, 2008 and 2009, U.S. plan assets were comprised of cash and shares of diversified funds held with registered investment companies (Level 1), the fair value of which we determine using quoted prices in active markets.

At December 31, 2008, the assets of our UK pension plan were comprised of shares of diversified funds with registered investment companies. During 2009, we sold all of these shares and began the process of purchasing a bulk annuity policy in order to more closely align the plan assets with our obligations, with the ultimate goal to settle the U.K. liability as soon as possible. As of December 31, 2009, we have purchased approximately 91% of the total annuity policy that will be required to fully annuitize this liability. Premiums paid towards the annuity contract as of December 31, 2009, are revocable until we obtain full annuitization.

Following is a description of the valuation methodologies used for assets measured at fair value:

Diversified funds: Valued at the net asset value of the shares held at year end.

Debt securities issued by foreign governments: Valued at the net value of the debt instruments held at year end.

Fixed insurance contracts: Valued as the present value of guaranteed payment streams.

Investment contracts: Valued as the total cost of annuity contracts purchased, adjusted for timing differences between the date of purchase and December 31, 2009.

The preceding methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although we believe the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table sets forth by level, within the fair value hierarchy, the assets at fair value as of December 31, 2008 and 2009 for international plans (dollars in thousands):

Levels 1 and 2
		At December 31,
Asset Type:	Category	2008	2009
Cash and cash equivalents	Level 1	$1,076	$2,285
Diversified funds	Level 1	37,583	—
Debt securities issued by foreign governments	Level 2	1,065	1,077

Level 3
Asset Type:	December 31, 2008	Purchases	Other	December 31, 2009
Investment contracts	$—	$44,730	$(1,776)	$42,954
Fixed insurance contracts	1,270	—	249	1,519

	$1,270	$44,730	$(1,527)	$44,473

Distributions to participants of $1,776 and translation of $249 are the components of Other.

We annually re-evaluate assumptions and estimates used in projecting pension assets, liabilities and expenses. These assumptions and estimates may affect the carrying value of pension assets, liabilities and expenses in our Consolidated Financial Statements. Assumptions used to determine net pension costs and projected benefit obligations are:

	Pension Benefit Obligations at December 31,
	2008	2009
Weighted average assumptions to determine benefit obligations:
Discount rate	6.23%	5.67%
Rate of compensation increase	2.74%	3.62%

	Pension Benefit Costs at December 31,
	2008	2009
Weighted average assumptions to determine net cost:
Discount rate	5.92%	6.23%
Expected return on plan assets	7.04%	7.12%
Rate of compensation increase	3.06%	2.74%

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

Plan Assets. The following table presents our retirement plan weighted average asset allocations at December 31, 2009, by asset category:

	Percentage of Plan Assets at December 31, 2009
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

The following table presents our retirement plan weighted average target asset allocations at December 31, 2009, by asset category:

	Percentage of Plan Assets at December 31, 2009
	U.S.	Foreign
Equity securities	75%	—%
Fixed Income	25%	100%

Total	100%	100%

Information for our pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2008 and 2009 follows:

	2008		2009
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Accumulated benefit obligation	$123,285	$2,457	$127,310	$2,621
Fair value of plan assets	74,860	—	83,634	—

Information for our pension plans with a projected benefit obligation in excess of plan assets at December 31, 2008 and 2009 follows:

	2008		2009
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Projected benefit obligation	$123,285	$1,947	$127,310	$3,286
Fair value of plan assets	74,860	—	83,634	—

Following is our projected future pension plan cash flow by year:

	U.S.	Foreign
	(Dollars in thousands)
Expected contributions in 2010:
Expected employer contributions	$560	$166
Expected employee contributions	—	—
Estimated future benefit payments reflecting expected future service for the years ending December 31:
2010	8,963	3,037
2011	8,967	3,123
2012	9,001	3,708
2013	9,123	3,660
2014	9,069	4,566
2015-2019	46,193	20,827

Postretirement Benefit Plans

We provide life insurance benefits for eligible retired employees. These benefits are provided through various insurance companies and health care providers. We accrue the estimated net postretirement benefit costs during the employees’ credited service periods.

In July 2002, we amended our U.S. postretirement medical coverage. In 2003 and 2004, we discontinued the Medicare Supplement Plan (for retirees 65 years or older or those eligible for Medicare benefits). This change applied to all U.S. active employees and retirees. In June 2003, we announced the termination of the existing early retiree medical plan for retirees under age 65, effective December 31, 2005. In addition, we limited the amount of retiree’s life insurance after December 31, 2004. These modifications are accounted for prospectively. The impact of these changes is being amortized over the average remaining period to full eligibility of the related postretirement benefits. These amortizations, along with other benefit costs, resulted in a $5.6 million net benefit in 2007, a $5.2 million net cost in 2008 and a $4.9 million net cost in 2009, reflected in the Consolidated Statements of Operations.

During 2007, we eliminated our retiree medical and life insurance plan in Brazil. As a result, we recorded a $1.3 million curtailment gain in 2007. During 2009, we amended our US non-pooled plan to eliminate the life insurance benefit for certain non-pooled participants. As a result, we recorded a $0.6 million curtailment gain in 2009.

The components of our consolidated net postretirement cost (benefit) for each of the three years ended December 31, 2009 follows:

	For the Year Ended December 31,
	2007		2008		2009
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Service cost	$26	$465	$26	$345	$10	$179
Interest cost	1,052	1,225	1,080	1,134	1,033	981
Amortization	(7,037)	(31)	2,581	14	3,474	(139)
Curtailment gain	—	(1,337)	—	—	(644)	—

	$(5,959)	$322	$3,687	$1,493	$3,873	$1,021

Amounts recognized in other comprehensive income are:

	For the Year Ended December 31,
	2007		2008		2009
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Net loss (gain)	1,942	(1,565)	(1,827)	(3,191)	926	127
Amortization of prior service cost (credit)	10,982	237	1,090	187	—	175
Amortization of initial net asset	—	77	—	—	—	—
Amortization of net (loss) gain	(3,945)	1,054	(3,671)	(201)	(2,831)	(36)
Effect of exchange rates	—	10	—	(4,020)	—	(2,465)

Total recognized in other comprehensive income	8,979	(187)	(4,408)	(7,225)	(1,905)	(2,199)
Total recognized in net post retirement cost (benefit) and other comprehensive income	$3,020	$135	$(721)	$(5,732)	$1,968	$(1,178)

We estimate that in 2010 our postretirement costs will include amortization of $0.2 million of prior service credit and $2.2 million of actuarial losses from stockholders’ equity.

The reconciliation of beginning and ending balances of benefit obligations under, fair value of assets of, and the funded status of, our postretirement plans is set forth in the following table:

	Postretirement Benefits at December 31,
	2008		2009
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Changes in Benefit Obligation:
Net benefit obligation at beginning of year	$19,642	$19,689	$17,470	$12,415
Service cost	26	345	10	179
Interest cost	1,080	1,134	1,033	981
Foreign currency exchange rates	—	(4,020)	—	2,616
Actuarial (gain) loss	(711)	(3,653)	1,676	127
Curtailment	—	—	(751)	—
Gross benefits paid	(2,567)	(1,080)	(1,945)	(1,027)

Net benefit obligation at end of year	$17,470	$12,415	$17,493	$15,291

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contributions	2,567	1,080	1,945	1,027
Gross benefits paid	(2,567)	(1,080)	(1,945)	(1,027)

Fair value of plan assets at end of year	$—	$—	$—	$—

Funded status:	$(17,470)	$(12,415)	$(17,493)	$(15,291)

Amounts recognized in accumulated other comprehensive loss:
Initial net asset (obligations)	—	—	—	—
Prior service credit	—	(2,427)	—	2,666
Net gain (loss)	(32,000)	4,141	(30,095)	(867)

Accumulated other comprehensive income (loss)	(32,000)	1,714	(30,095)	1,799

Amounts recognized in the statement of financial position:
Current liabilities	(1,968)	(892)	(2,013)	(1,065)
Non-current liabilities	(15,502)	(11,522)	(15,480)	(14,226)

Net amount recognized	$(17,470)	$(12,414)	$(17,493)	$(15,291)

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

	Postretirement Benefit Obligations At December 31,
	2008	2009
Weighted average assumptions to determine benefit obligations:
Discount rate	6.76%	5.96%
Health care cost trend on covered charges:
Initial	5.78%	6.68%
Ultimate	4.80%	5.61%
Years to ultimate	8	7

	Postretirement Benefit Costs At December 31,
	2008	2009
Weighted average assumptions to determine net cost:
Discount rate	6.31%	6.76%
Health care cost trend on covered charges:
Initial	5.81%	6.74%
Ultimate	4.94%	5.59%
Years to ultimate	6	8

As a result of certain amendments to our U.S. postretirement benefits, health care cost trend rates have no material effect on the amounts reported for net postretirement benefits for each of the three years, ended December 31, 2009.

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

The following table represents projected future postretirement cash flow by year:

	U.S.	Foreign
	(Dollars in thousands)
Expected contributions in 2010:
Expected employer contributions	$2,013	$1,065
Expected employee contributions	—	—
Estimated future benefit payments reflecting expected future service for the fiscal years ending December 31:
2010	2,013	1,065
2011	1,974	1,083
2012	1,918	1,097
2013	1,854	1,104
2014	1,768	1,114
2015-2019	7,629	5,738

Other Non-Qualified Benefit Plans

Since January 1, 1995, we have established various unfunded, non-qualified supplemental retirement and deferred compensation plans for certain eligible employees. We established benefits protection trusts (collectively, the “Trust”) to partially provide for the benefits of employees participating in these plans. At December 31, 2008 and December 31, 2009, the Trust had assets of approximately $1.8 million and $3.1 million, respectively, which are included in other assets on the Consolidated Balance Sheets. These assets include 71,493 shares of common stock that we contributed to the Trust. These shares, if later sold, could be used for partial funding of our future obligations under certain of our compensation and benefit plans. The shares held in Trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be sold or otherwise used for funding purposes.

Savings Plan

Our employee savings plan provides eligible employees the opportunity for long-term savings and investment. The plan allows employees to contribute up to 5% of pay as a basic contribution and an additional 45% of pay as supplemental contribution. For 2007, 2008 and 2009, we contributed on behalf of each participating employee, in units of a fund that invests entirely in our common stock, 100% on the first 3% contributed by the employee and 50% on the next 2% contributed by the employee. We contributed 201,052 shares in 2007, resulting in an expense of $2.5 million; 188,527 shares in 2008, resulting in an expense of $2.7 million; and 258,436 shares in 2009, resulting in an expense of $2.5 million.

(14) MANAGEMENT COMPENSATION AND INCENTIVE PLANS

Stock-Based Compensation

We have historically maintained several stock incentive plans. The plans permitted the granting of options, restricted stock and other awards. At December 31, 2009, the aggregate number of shares authorized under the plans since their initial adoption was 23,300,000, which includes the 4 million share increase approved by our stockholders on May 19, 2009.

Stock-Based Compensation

For the twelve months ended December 31, 2008 and 2009, we recognized $4.8 million and $3.2 million, respectively, in stock-based compensation expense. A majority of the expense, $4.6 million and $3.1 million, respectively, was recorded as selling and administrative in the Consolidated Statements of Operations, with the remainder recorded as cost of sales and research and development. We expect our stock-based compensation expense to approximate $4.8 million in 2010.

As of December 31, 2009, the total compensation expense related to non-vested restricted stock and stock options not yet recognized was $12.8 million which will be recognized over the weighted average life of 1.36 years. This significant increase in unrecognized compensation cost compared to December 31, 2008, is driven primarily by awards granted in December 2009 under our long-term incentive plan, as well as the establishment of performance targets for 2010, which resulted in grants for prior year’s long-term incentive plan awards that were dependent on these performance targets.

In December 2009, the 2009 Long-Term Incentive Plan (“2009 LTIP”) under our 2005 Equity Incentive Plan was approved. Under 2009 LTIP we granted 222,300 stock options with an exercise price of $16.41; 115,900 restricted share units; and up to 308,400 performance shares, which represent the right to receive shares contingent upon the achievement of one or more performance measures. The options vest as to one-third of the grant on each of the next three grant date anniversaries and expire ten years from the grant date. The restricted share units vest as to one-third of the grant on each of the next three grant date anniversaries. Performance shares are earned based on our ranking of revenue and EBIT (earnings before interest and taxes) growth compared to a target peer group for a three year period beginning January 1, 2010. Compensation for performance shares can fluctuate based on our relative performance to the peer groups as well as how we perform to the targets. Performance shares earned will vest on March 30, 2013, provided the participant is still be employed by us on that date.

Accounting for Stock-Based Compensation

Restricted Stock and Performance Shares. Compensation expense for restricted stock and performance share awards is based on the closing price of our common stock on the date of grant, less our assumptions of dividend yield and expected forfeitures or cancellations of awards throughout the vesting period, which generally range between one and three years. The weighted average grant date fair value of restricted stock and performance shares was approximately $9.05 and $12.07 per share at December 31, 2008 and 2009, respectively.

Restricted stock and performance share awards activity under the plans for the year ended December 31, 2009, was:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2009	640,152	$9.05
Granted	921,426	$12.91
Vested	(393,619)	$9.15
Forfeited/canceled/expired	(21,703)	$11.70

Outstanding unvested at December 31, 2009	1,146,256	$12.07

During the year ended December 31, 2009, we granted 921,426 shares of restricted stock performance share awards to certain directors, officers and employees at prices ranging from $6.01 to $16.41. Of the total shares granted, 115,900 will vest over a three year period, with one-third of the shares vesting on the anniversary date of the grant in each of the next three years. Assuming company-wide performance targets and service conditions are met, 97,267 will vest in February 2010, 97,267 will vest in February 2011, 331,197 will vest in February 2012, and 154,200 will vest in March 2013. The remaining shares vest over periods ranging from six months to three years. Unvested shares granted to each employee also vest upon the occurrence of a change in control, as defined. Unvested shares are forfeited based on the terms of the award.

Stock Options. Compensation expense for stock options is based on the estimated fair value of the option on the date of the grant. We calculate the estimated fair value of the option using the Black-Scholes option-pricing model. During 2009, we granted 227,300 options to certain of our directors, officers and employee. The weighted-average fair value of the options granted in 2009 was $10.35. We did not issue any stock options in 2008. The weighted average assumptions used in our Black-Scholes option-pricing model for options granted in 2009 are:

For the Year Ended December 31, 2009
Dividend yield	0%
Expected volatility	69.72% - 70.61%
Risk-free interest rate	2.57% - 3.25%
Expected term in years	5.5 - 6 years

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

Expected Term In Years. The expected life of awards granted represents the time period that the awards are expected to be outstanding. We determined the expected term of the 2009 grant using the “simplified” method as described by the SEC, since we do not have a history of stock option awards to provide a reliable basis for estimating such.

Stock option activity under the plans for the year ended December 31, 2009 was:

	Number of Shares	Weighted- Average Exercises Prices
Outstanding at January 1, 2009	1,359,238	$5.63
Granted	227,300	$16.26
Vested	—	—
Forfeited/canceled/ expired	(14,000)	$15.80
Exercised	(60,000)	$10.86

Outstanding at December 31, 2009	1,512,538	$9.80

Options outstanding at December 31, 2009, have a weighted average remaining contractual life of 4.13 years, a weighted average remaining vesting period of 1.82 years, and an aggregate intrinsic value of $8.9 million. The intrinsic value of options exercised for the year ended December 31, 2009 was $0.2 million.

Stock options outstanding and exercisable under our plans at December 31, 2009 are:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Prices	Number Exercisable	Weighted- Average Exercise Prices
$2.83 to $11.10	1,231,366	3.22	$8.38	1,126,366	$8.32
11.60 to $19.06	281,172	8.21	16.06	58,872	14.72

	1,512,538			1,185,238

At December 31, 2009, we have 1,364,338 options vested and expected to vest. Options exercisable at December 31, 2009, have a weighted-average contractual life of 2.77 years and an aggregate intrinsic value of $8.9 million.

Incentive Compensation Plans

We have a global incentive program for our worldwide salaried and hourly employees, the Incentive Compensation Program (the “ICP”). The ICP is based primarily on achieving cash flow targets and, to a lesser extent, strategic targets. The balance of our accrued liability for ICP was $22.1 million and $21.2 million at December 31, 2008 and 2009, respectively.

(15) CONTINGENCIES

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

Product Warranties

We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid amounted to $0.9 million at December 31, 2008, and $1.2 million at December 31, 2009. The following table presents the activity in this accrual for the year ended December 31, 2009:

(Dollars in Thousands)
Balance at December 31, 2008	$913
Product warranty charges	1,517
Payments and settlements	(1,191)

Balance at December 31, 2009	$1,239

(16) INCOME TAXES

The following table summarizes the U.S. and non-U.S. components of income from continuing operations before provision for income taxes.

	For the Year Ended December 31,
	2007	2008	2009
	(Dollars in thousands)
U.S.	$(35,211)	$(8,898)	$(58,053)
Non-U.S.	232,161	271,544	94,747

	$196,950	$262,646	$36,694

Income tax expense (benefit) attributable to income from continuing operations consists of the items set forth in the following table.

	For the Year Ended December 31,
	2007	2008	2009
	(Dollars in thousands)
U.S income taxes:
Current	$10,902	$19,462	$18,373
Deferred	1,506	5,883	(9,894)

	12,408	25,345	8,479

Non-U.S. income taxes:
Current	33,211	39,573	14,617
Deferred	2,708	(2,787)	1,048

	35,919	36,786	15,665

Total income tax expense	$48,327	$62,131	$24,144

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as set forth in the following table.

	For the Year Ended December 31
	2007	2008	2009
	(Dollars in thousands)
Tax at statutory U.S. federal rate	$68,934	$91,926	$12,844
Valuation allowance, net	(22,904)	(2,186)	22,848
State tax expense (benefit), net of federal tax benefit	(3,159)	2,802	53
Tax return adjustments to estimated tax expense		(277)	(2,598)
Establishment (Resolution) of uncertain tax positions	(560)	1,117	6,141
U.S. tax impact of foreign earnings, net of foreign tax credits	8,167	(34,902)	4,693
Non-U.S. tax exemptions, holidays and credits	(1,912)	(3,763)	(5,147)
Worthless stock deduction	—	—	(14,067)
Tax effect of permanent differences	613	7,464	(24)
Other	(852)	(50)	(599)

Total tax expense (benefit) from continuing operations	$48,327	$62,131	$24,144

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and December 31, 2009 are set forth in the following table.

	At December 31,
	2008	2009
	(Dollars in thousands)
Deferred tax assets:
Fixed assets	$1,968	$1,869
Postretirement and other employee benefits	44,749	45,381
Foreign tax credit and other carryforwards	71,761	91,122
Capitalized research and experimental costs	5,333	3,955
Inventory Adjustments	7,149	6,182
Capital Loss	8,384	3,249
Other	7,070	13,950

Total gross deferred tax assets	146,414	165,708
Less: valuation allowance	(42,854)	(106,831)

Total deferred tax assets	$103,560	$58,877

Deferred tax liabilities:
Fixed assets	$31,724	$36,969
Inventory	6,088	4,952
Undistributed foreign earnings	26,689	16,959
Unrealized foreign currency exchange gain	28,564	648
Investment in non-consolidated affiliate	28,767	9,245
Other	1,554	517

Total deferred tax liabilities	123,386	69,290

Net deferred tax asset/(liability)	$(19,826)	$(10,413)

Deferred income tax assets and liabilities are classified on a net current and non-current basis within each tax jurisdiction. Net current deferred income tax assets are included in prepaid expenses and other current assets in the amount of $11.7 million at December 31, 2008 and $6.8 million at December 31, 2009. Net non-current deferred tax assets are separately stated as deferred income taxes in the amount of $1.9 million at December 31, 2008 and $11.4 million at December 31, 2009. Net current deferred tax liabilities are included in accrued income and other taxes in the amount of $4.4 million at December 31, 2008 and $3.2 million at December 31, 2009. Net non-current deferred tax liabilities are separately stated as deferred income taxes in the amount of $29.0 million at December 31, 2008 and $25.4 million at December 31, 2009.

We have assessed the need to establish valuation allowances for deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. The increase in total valuation allowance for 2009 was $63.9 million, due to the significant decrease in the deferred tax liability for foreign currency gains resulting from the repayment of intercompany notes and the significant decrease in the deferred tax liability for our investment in Seadrift resulting from the June 30, 2009 write-down of this investment. Refer to Note 5, “Investment in and Loan to Non-Consolidated Affiliate” for further information regarding our investment in Seadrift. Until we determine that is more likely than not that we will generate sufficient jurisdictional taxable income to realize our deferred income tax assets, these assets will be fully reserved.

Valuation allowance activity for the years ended December 31, 2008 and 2009 follows:

	2008	2009
	(Dollars in millions)
Balance at January 1	$124.5	$42.9
(Credited) / charged to income	(2.2)	22.8
Acquisition accounting	(22.4)	—
Translation adjustment	(2.1)	1.7
Changes attributable to movement in underlying assets	(55.5)	39.4
Other	0.6	—

Balance at December 31	$42.9	$106.8

We have total excess foreign tax credit carryforwards of $60.0 million at December 31, 2009. Of these tax credit carry forwards, $27.3 million expires in 2012, $1.5 million expires in 2013, $1.2 million expires in 2014, $4.2 million expires in 2015, and $25.8 million expires in 2016.

In addition, we have state carryforwards on a gross tax effected basis of $15.7 million, which can be carried forward from 5 to 20 years. Based upon the level of historical taxable income and projections of future taxable income over the periods during which these credits are utilizable, we do not believe it is more likely than not that we will realize the tax benefits of these deferred tax assets. The amount of state net operating loss carryforwards reflected in the table above has been reduced by $1.4 million as a result of unrealized stock option deductions.

The Company has foreign loss carryforwards on a gross tax effected basis of $14.2 million, which can be carried forward from 5 years to indefinitely.

As of December 31, 2009, we had unrecognized tax benefits of $20.7 million, of which $20.7 million would have a favorable impact on our effective tax rate. However, for the majority of the unrecognized tax benefits, there would be no rate impact since they relate to items for which a valuation allowance is currently recorded. We have elected to report interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties were $1.3 million at December 31, 2007, $0.5 million as of December 31, 2008 and $0.3 million as of December 31, 2009. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2007	2008	2009
	(Dollars in millions)
Balance at January 1	$5.2	$5.1	$10.8
Additions based on tax positions related to the current year	—	0.5	0.2
Additions for tax positions of prior years	—	8.4	13.9
Reductions for tax positions of prior years	—	(0.1)	(3.7)
Lapse of statute of limitations	(0.8)	(2.7)	(0.6)
Foreign currency impact	0.7	(0.4)	0.1

Balance at December 31	$5.1	$10.8	$20.7

It is anticipated that the amount of unrecognized tax benefits will change by up to $3.0 million due to statute of limitations expiration in 2010.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are currently under federal audit in the U.S. for tax year 2007. All U.S. tax years prior to 2006 are closed by statute or have been audited and settled with the domestic tax authorities. We are also under federal audit in France for 2006-2008, and in Italy for 2006. Generally, tax years beginning after 2003 are still open to examination by foreign taxing authorities.

Subsequent to December 31, 2007, the 2004 “check the box” election that was made for our Swiss subsidiary was determined to be invalid. Our South Africa, U.K. and French subsidiaries remain “check the box” entities. However, the current earnings of all of these subsidiaries from 2004-2007 were not considered to be permanently reinvested. We established a deferred tax liability of $41.7 million in 2007 associated with this repatriation. Foreign tax credit carryforwards and related valuation allowances were adjusted by a corresponding net amount, resulting in no overall federal impact. As of December 31, 2007, net U.S. deferred tax assets decreased by a cumulative $1.5 million as a result of this event and are not significant to our overall financial position. The $1.5 million relates to a deferred tax asset for our state tax net operating loss carryforward which decreased as a result of our post-event assessment of the likelihood that such deferred tax asset would be realized.

We have not provided for U.S. income taxes or foreign withholding taxes on the December 31, 2009, undistributed earnings of our foreign subsidiaries which are considered to be permanently reinvested. These earnings would be taxable upon the sale or liquidation of these foreign subsidiaries, or upon the remittance of dividends. While the measurement of the unrecognized U.S. income taxes with respect to these earnings is not practicable, foreign tax credits would be available to offset some or all of any portion of such earnings that are remitted as dividends.

(17) EARNINGS PER SHARE

The following table shows the information used in the calculation of our basic and diluted earnings per share as of December 31:

	At December 31,
	2007	2008	2009
	(Dollars in thousands)
Net income, as reported	$146,241	$200,515	$12,550
Add: Interest on previously held Debentures, net of tax benefit	12,075	6,125	—
Add: Amortization of previously held Debentures issuance costs, net of tax benefit	789	370	—

Net income, as adjusted	$159,105	$207,010	$12,550

Weighted average common shares outstanding for basic calculation	100,467,604	111,447,172	119,706,641
Add: Effect of stock options and restricted stock	2,304,351	1,333,789	1,026,217
Add: Effect of previously held Debentures	13,570,560	6,258,337	—

Weighted average common shares outstanding for diluted calculation	116,342,515	119,039,298	120,732,858

The weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 2,446,276 shares in 2007, 19,451 shares in 2008 and 281,172 shares in 2009 because the exercise of these options would not have been dilutive due to their exercise prices being in excess of the weighted average market price of our common stock for each of the applicable periods.

(18) DISCONTINUED OPERATIONS

On December 5, 2006, we completed the sale of our 70% equity interest in Carbone Savoie S.A.S and other assets used in and liabilities related to our former cathode business to Alcan France, for approximately $135.0 million less certain price adjustments and the purchaser’s assumption of liabilities. In 2007, we recorded a $2.4 million, net of tax, charge related to the finalization of purchase price adjustments stated in the contract and other transaction related items.

(19) ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance in our accumulated other comprehensive loss is set forth in the following table:

	For year ended December 31,
	2008	2009
	(Dollars in thousands)
Foreign currency translation adjustments	$280,484	$233,206
Unrealized losses (gains) on securities	908	(208)
Amortization of prior service costs and unrecognized gains and losses	74,568	72,646

	$355,960	$305,644

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, and based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level as of December 31, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the 2009 fourth quarter that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 9B.	Other Information

We are reporting the following events which have occurred within the last four days and which would otherwise be reportable on a Form 8-K.

Item 5.02(b)	Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

Departure of Director. On February 17, 2010, our Board of Directors approved a slate of nominees for directors to stand for reelection at our next Annual Meeting of Stockholders, to be held on May 20, 2010. The Board agreed with Mr. Riddick that, due to other professional commitments, Frank A. Riddick III would not be standing for reelection as a director. Mr. Riddick has served on GrafTech’s Board since 2004.

Our Board wishes to express its appreciation to Mr. Riddick for his dedicated service over the past years.

Item 5.03	Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

Amendment to Bylaws. Effective February 22, 2010, the Company amended and restated its Bylaws. The amendments add provisions which require stockholders who desire to submit business or nominations for stockholder action to include additional disclosure concerning derivatives, hedges, empty voting and similar arrangements; allow GrafTech to fix a record date for voting at the stockholder meeting that is different from and later than record date for notice of meeting; address concerns about “empty voting” (when the holder for notice purposes has no actual economic ownership interest (by, for example, taking a short position that offsets the economic interest in the Company or contracting to sell shares at a fixed price at a later date)); and eliminates need for issuance of physical stock certificates.

The above description of the amendments is not complete and is qualified in its entirety by reference to the Company’s amended Bylaws, the full text of which is attached as Exhibit 3.2.0 and incorporated herein by reference.

Amended and Restated Certificate of Incorporation. Effective February 22, 2010, the Company restated, without amending, its Amended and Restated Certificate of Incorporation so that it shall be constructed as one consolidated document cumulatively incorporating all prior amendments and removing provisions that are no longer operative. The full text of the Amended and Restated Certificate of Incorporation is attached as Exhibit 3.1.0 and incorporated herein by reference.

PART III

Items 10 to 14 (inclusive).

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 will appear in the GrafTech International Ltd. Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2010, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934).

EXECUTIVE OFFICERS AND DIRECTORS

The information set forth below is provided as required by Item 10 and the listing standards of the NYSE.

The following table sets forth information with respect to our current executive officers and directors, including their ages, as of March 1, 2010. There are no family relationships between any of our executive officers.

Name	Age	Position
Craig S. Shular	57	Chief Executive Officer, President, and Chairman of the Board
Mark R. Widmar	44	Chief Financial Officer and Vice President
Petrus J. Barnard	60	Vice President and President, Industrial Materials
Hermanus L. Pretorius	59	Vice President and President, Engineered Solutions
John D. Moran	51	Vice President and General Counsel, Secretary
Randy W. Carson	59	Director
Mary B. Cranston	62	Director
Harold E. Layman	63	Director
Ferrell P. McClean	63	Director
Michael C. Nahl	67	Director
Frank A. Riddick, III	53	Director

EXECUTIVE OFFICERS

Craig S. Shular was elected Chairman of the Board in February 2007. He became Chief Executive Officer and a director in January 2003 and has served as President since May 2002. From May 2002 through December 2002, he also served as Chief Operating Officer. From August 2001 to May 2002, he served as Executive Vice President of our former Graphite Power

Systems Division. He served as Vice President and Chief Financial Officer from January 1999, with the additional duties of Executive Vice President, Electrode Sales and Marketing from February 2000, to August 2001. From 1976 through 1998, he held various financial, production and business management positions at Union Carbide, including the Carbon Products Division, from 1976 to 1979. We are the successor to the Carbon Products Division of Union Carbide. Mr. Shular serves on the Board of Directors of Junior Achievement of Greater Cleveland and is a director of Brush Engineered Materials Inc. (NYSE-BW).

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

Petrus J. Barnard became President of Industrial Materials in February 2008, and became a Vice President in April 2005. He was the President of Graphite Electrodes from April 2005 until January 2008. From April 2003 to March 2005 he served as President, Advanced Carbon Materials. He served as Executive Vice President, Graphite Power Systems, from March 2000 to March 2003. He began his career with us in 1972 when he joined our South Africa subsidiary where he served as Managing Director from 1991 to 1994. From November 1994 to September 1997, he was the Director of Operations for Europe and South Africa, based in France. In 1997 through 2000, he was the Director of Operations for the Americas. He is a graduate of University of Potchefstroom

– South Africa with a B.S. Sciences degree and an MBA. He also holds a Ph.D from Rand Afrikaans University.

Hermanus L. Pretorius became Vice President and President, Engineered Solutions in February 2008. He was the President of Advanced Graphite and Carbon from December 2006 until January 2008. Previously, he was General Manager, Cathodes, starting in September 2005. He served as Director Worldwide Operations and Engineering, Graphite Electrodes, from January 2003 to September 2005. From August 2001 to January 2003, he served as Managing Director from 1991 to 1994. From November 1994 to September 1997, he was Director of Operations for Europe and South Africa, based in France. In 1997 through 2000, he was Director of Operations for the Americas. He began his career with us in Meyerton, South Africa in August 1977 before transferring to UCAR S.A. in Switzerland in March 1998. He is a graduate of University of Potchefstroom – South Africa with a B.S. Sciences degree and an MBA.

John D. Moran became Vice President and General Counsel, Secretary in April 2009. He joined GrafTech in May 2006 as Deputy General Counsel. From December 1996 to April 2006, he was employed by Corrpro Companies, Inc. serving as General Counsel, Senior Vice President & Secretary. He was in-house Counsel and Corporate Secretary for Sealy Corporation between January 1987 and December 1996. From 1984 through 1987 he was a tax accountant with Grant Thornton and became a certified public accountant. He received a Bachelor of Business Administration in 1980 and Juris Doctorate in 1983 from Cleveland State University.

DIRECTORS

Randy W. Carson was elected a director in 2009. From 2000 to February 2009, Mr. Carson served as Chief Executive Officer-Electrical Group of Eaton Corporation. Mr. Carson retired from Eaton Corporation in May 2009 following 10 years with the company. Prior to Eaton Corporation, Mr. Carson held several executive positions with Rockwell International. Mr. Carson is currently a director of Fairchild Semiconductor International, Inc. and Nordson Corporation.

Mary B. Cranston has been a director since 2000. Ms. Cranston is the senior partner and from 1999 until December 2006 served as Chair of Pillsbury Winthrop Shaw Pittman LLP, an international law firm. Ms. Cranston is based in San Francisco, California. Ms. Cranston has been practicing complex litigation, including antitrust, telecommunications and securities litigation, with Pillsbury Winthrop Shaw Pittman LLP since 1975. She is currently a Director of Visa, Inc., Juniper Networks Inc., and International Rectifier Corporation. She is a trustee of

Stanford University and the San Francisco Ballet and a director of the Commonwealth Club of California and the San Francisco Museum of Women.

Harold E. Layman has been a director since 2003. From 2001 until his retirement in 2002, Mr. Layman was President and Chief Executive Officer of Blount International, Inc. Prior thereto, Mr. Layman served in other capacities with Blount International, including President and Chief Operating Officer from 1999 to 2001, Executive Vice President and Chief Financial Officer from 1997 to 2000, and Senior Vice President and Chief Financial Officer from 1993 to 1997. From 1981 through 1992, he held various financial management positions with VME Group/Volvo AB. From 1970 to 1980, Mr. Layman held various operations and financial management positions with Ford Motor Company. He is currently a director of Blount International and Infinity Property and Casualty Corporation.

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

Michael C. Nahl has been a director since 1999 and is the current Chairman of the Audit and Finance Committee. Mr. Nahl was Executive Vice President and Chief Financial Officer of Albany International Corp., a manufacturer of paper machine clothing, which is the belts of fabric that carry paper stock through the paper production process, from April 2005 until his retirement in August 2009. Mr. Nahl joined Albany International Corp. in 1981 as Group Vice President, Corporate, and, prior to appointment to his most recent position, he was Senior Vice President and Chief Financial Officer. Mr. Nahl is currently a director of Lindsay Corporation and a member of JPMorgan Chase & Company’s Regional Advisory Board, and Managing Director of MCN Asset Management, LLC.

Frank A. Riddick, III became a director in September 2004 and is a member of the Audit and Finance Committee. Mr. Riddick serves as Chief Operating Officer of John Maneely Company, a leading manufacturer of welded steel pipe. Mr. Riddick has served as President and Chief Executive Officer of Formica Corporation, a manufacturer of surfacing materials used in countertops, cabinets, and flooring, since January 2002. Mr. Riddick was instrumental in assisting Formica to emerge from Chapter 11 bankruptcy proceedings in June 2004. He served as President and Chief Operating Officer of Armstrong Holdings, Inc. from August 2000 to December 2001 and in various other executive capacities at Armstrong and its subsidiaries from 1995 to 2000. In December 2000, Armstrong’s principal operating subsidiary, Armstrong World Industries, Inc., filed for Chapter 11 bankruptcy protection as a result of Armstrong’s legacy asbestos liabilities. Prior to joining Armstrong, he held a number of financial managerial positions with FMC Corporation, General Motors Corporation and Merrill Lynch & Co., Inc. He is currently a Director of World Wrestling Entertainment, Inc. and serves as its Audit Committee Chairman.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

See Index to Consolidated Financial Statements at page 98 of this Report.

(2)	Financial Statement Schedules

None.

(b)	Exhibits

The exhibits listed in the following table have been filed with, or incorporated by reference into, this Report.

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

2.5.1(1)	Amendment No. 1 to Environmental Management Services and Liabilities Allocation Agreement dated as of June 4, 1992.
2.6.0(2)	Trade Name and Trademark License Agreement dated March 1, 1996 between Union Carbide Corporation and UCAR Carbon Technology Corporation.
2.7.0(1)	Employee Benefit Services and Liabilities Agreement dated January 1, 1990 between Union Carbide Corporation and UCAR Carbon Company Inc.
2.7.1(1)	Amendment to Employee Benefit Services and Liabilities Agreement dated January 15, 1991.
2.7.2(1)	Supplemental Agreement to Employee Benefit Services and Liabilities Agreement dated February 25, 1991.
2.8.0(1)	Letter Agreement dated December 31, 1990 among Union Carbide Chemicals and Plastics Company Inc., UCAR Carbon Company Inc., Union Carbide Grafito, Inc. and Union Carbide Corporation.
3.1.0*	Restated Certificate of Incorporation of GrafTech International Ltd. Dated February 22, 2010
3.1.1(3)	Certificate of Designations of Series A Junior Participating Preferred Stock of GrafTech International Ltd.
3.2.0*	Amended and Restated By-Laws of GrafTech International Ltd. dated February 22, 2010.

Exhibit Number	Description of Exhibit
4.1.0(5)

Indenture dated as of February 15, 2002 among GrafTech Finance Inc., GrafTech International Ltd., GrafTech Global Enterprises Inc., UCAR Carbon Company Inc., and the Subsidiary Guarantors from time to time party thereto and State Street Bank and Trust Company, as Trustee.

4.1.1(4)

First Supplemental Indenture, dated as of April 30, 2002, among GrafTech Finance Inc., GrafTech International Ltd., GrafTech Global Enterprises Inc., UCAR Carbon Company Inc., UCAR Holdings V. Inc., UCAR Carbon Technology LLC, UCAR Holdings III Inc. and UCAR International Trading Inc. and State Street Bank and Trust Company.

10.1.0(6)

Amended and Restated Credit Agreement dated as of February 8, 2005 among GrafTech International Ltd. GrafTech Global Enterprises Inc., GrafTech Finance Inc., the LC Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.1.1(6)

Amendment and Restatement Agreement dated as of February 8, 2005 among GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., the LC Subsidiaries from time to time party thereto; the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agents.

10.1.2(6)

Amended and Restated Guarantee Agreement dated as of February 8, 2005 made by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc. and each Domestic Subsidiary party thereto in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.

10.1.3(6)

Amended and Restated Security Agreement dated as of February 8, 2005 made by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc. and the subsidiaries of GrafTech from time to time party thereto, in favor of JP Morgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.

10.1.4(6)

Amended and Restated Indemnity, Subrogation and Contribution Agreement dated as of February 8, 2005 among GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., each of the Domestic Subsidiaries party thereto and JP Morgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.

10.1.5(6)

Amended and Restated Domestic Pledge Agreement dated as of February 8, 2005 by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc. and the direct and indirect subsidiaries of GrafTech that are signatories thereto in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.

10.1.6(6)

Amended and Restated Intellectual Property Security Agreement dated as of February 8, 2005 made by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc. and the subsidiaries of GrafTech from time to time party thereto in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties (schedules omitted).

10.1.7 (7)

First Amendment, dated as of May 25, 2005, to the Amended and Restated Credit Agreement, dated as of February 8, 2005, among GrafTech International, Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., the LC Subsidiaries from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.2.0(8)	Form of Restricted Stock Unit Agreement.
10.3.0(14)	Forms of Restricted Stock Agreement (2005 LTIP Version).
10.3.1(16)	Form of Amendment to Restricted Stock Agreements 2005-2007 (2005 LTIP Version).
10.4(17)	Form of Performance Share Award Agreement (2008 Version)
10.5.0*	Long Term Incentive Plan Award Agreement (2009 Version)
10.6.0(9)	GrafTech International Ltd. Management Stock Incentive Plan (Senior Version) as amended and restated through July 31, 2003.
10.7.0(10)	GrafTech International Ltd. Incentive Compensation Plan, effective January 1, 2003.

Exhibit Number	Description of Exhibit
10.7.1(16)	Amendment No. 1 GrafTech International Ltd. Incentive Compensation Plan dated December 29, 2008.
10.8.0(11)	Form of Restricted Stock Agreement (Standard Form).
10.9.0(16)	GrafTech International Holdings Inc. Compensation Deferral Program as amended and restated (December 29, 2008).
10.10.0(11)	GrafTech International Ltd. 2005 Equity Incentive Plan.
10.10.1(16)	Amendment No. 1 to GrafTech International Ltd. 2005 Equity Incentive Plan dated December 29, 2008.
10.10.2(18)	Amendment No. 2 to GrafTech International Ltd. 2005 Equity Incentive Plan dated May 25, 2009.
10.11.0(8)	Form of Severance Compensation Agreement for senior management (U.S. 2.99 Version).
10.11.1(16)	Form of IRS 409A Amendment to Severance Compensation Agreement for senior management (December 2008 U.S. 2.99 Version).
10.12.0(8)	Form of Severance Compensation Agreement for senior management (December 2008 International 2.99 Version).
10.12.1(16)	Form of IRS 409A Amendment to Severance Compensation Agreement for senior management (December 2008 International 2.99 Version).
10.13.0(14)	Form of Non-qualified Stock Option Agreement
10.14.0(12)

Outsourcing Services Agreement, dated as of March 30, 2001, effective April 2001, between CGI Information Systems and Management Consultants, Inc. and GrafTech International Ltd. (Confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.15.0(8)	Memorandum of Agreement, dated as of November 14, 2005, between CGI Information Systems and Management Consultants, Inc. and GrafTech International Ltd.
10.16.0(12)

Agreement, effective as of January 1, 2001, between ConocoPhillips (U.K.) Limited f/ka Conoco (U.K.) Limited and UCAR S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.16.1(8)

Amendment No. 3 to Agreement, effective as of January 1, 2006, between ConocoPhillips (U.K.) Limited and UCAR S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.16.2(13)

Amendment No. 4 to Agreement, effective as of January 1, 2007, between ConocoPhillips (U.K.) Limited and UCAR S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.17.0(12)

Agreement, effective as of January 1, 2001, between ConocoPhillips Company, UCAR Carbon Company Inc. and UCAR S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.17.1(13)

Amendment No. 3 to Agreement, effective as of January 1, 2006, among ConocoPhillips Company and UCAR Carbon Company Inc. and UCAR S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.17.2(13)

Amendment No. 4 to Agreement, effective as of January 1, 2007, between ConocoPhillips Company and UCAR Carbon Company Inc. and UCAR S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.18.1(14)	Form of Terms and Conditions of Sale to standard contract of sale (2007 revision)
10.18.0(13)

Technology License Agreement, dated as of December 5, 2006, among GrafTech International Ltd., UCAR Carbon Company Inc., Alcan France, and Carbone Savoie (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.19.0(14)	Form of Indemnification Agreement with Directors and Executive Officers.

Exhibit Number	Description of Exhibit
10.20.0(15)	Termination and Release Agreement, dated June 30, 2008, between Gary R. Whitaker and GrafTech International Holdings Inc.
10.21.0(15)

Stock Purchase and Sale Agreement, dated as of June 30, 2008, by and among Falcon Mezzanine Partners, LP and GrafTech International Holdings Inc. (confidential treatment requested as to certain portions which are omitted and filed separately with the SEC).

10.22(18)	Executive Incentive Compensation Plan
21.1.0*	List of subsidiaries of GrafTech International Ltd.
23.1.0*	Consent of PricewaterhouseCoopers LLP.
24.1.0*	Powers of Attorney (included on signature pages).
31.1.0*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer and President.
31.2.0*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark R. Widmar, Chief Financial Officer.
32.1.0*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President.
32.2.0*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark R. Widmar, Chief Financial Officer.
101	INS XBRL Instance Document
101	SCH XBRL Taxonomy Extension Schema Document
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101	DEF XBRL Taxonomy Extension Definition Linkbase Document
101	LAB XBRL Taxonomy Extension Label Linkbase Document
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
(1)	Incorporated by reference to the Registration Statement of GrafTech International Ltd. and GrafTech Global Enterprises Inc. on Form S-1 (Registration No. 33-84850).
(2)	Incorporated by reference to the Quarterly Report of the registrant on Form l0-Q for the quarter ended March 31, 1996 (File No. 1-13888).
(3)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1998 (File No. 1-13888).
(4)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13888).
(5)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2001 (File No. 1-3888).
(6)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2004 (File No. 1-13888).
(7)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-13888).
(8)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2005 (File No. 1-13888).
(9)	Incorporated by reference to the Registration Statement of the registrant on Form S-3 (Registration No. 333-108039).
(10)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-13888).

(11)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on September 6, 2005 (File No. 1-13888).
(12)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13888).
(13)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2006 (File No. 1-13888).
(14)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2007 (File No. 1-13888).
(15)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-13888).
(16)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2008 (File No. 1-13888).
(17)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-13888).
(18)	Incorporated by reference to the Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders of the registrant (File No. 1-13888).

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1.0	Restated Certificate of Incorporation of GraffTech International Ltd. dated February 22, 2010.

3.2.0	Amended and Restated By-Laws of GrafTech International Ltd. dated February 22, 2010.

10.5.0	Long Term Incentive Plan Award Agreement (2009 Version).

21.1.0	List of subsidiaries of GrafTech International Ltd.

23.1.0	Consent of PricewaterhouseCoopers LLP.

24.1.0	Powers of Attorney (included on signature pages).

31.1.0	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer and President.

31.2.0	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark R. Widmar, Chief Financial Officer.

32.1.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President.

32.2.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark R. Widmar, Chief Financial Officer.

101	INS XBRL Instance Document

101	SCH XBRL Taxonomy Extension Schema Document

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF XBRL Taxonomy Extension Definition Linkbase Document

101	LAB XBRL Taxonomy Extension Label Linkbase Document

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.

February 23, 2010	By:	/s/ CRAIG S. SHULAR
Craig S. Shular

	Title:	Chief Executive Officer, President, and Chairman of the Board

	By:	/s/ MARK R. WIDMAR
Mark R. Widmar
	Title:	Chief Financial Officer and Vice President

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

Signatures	Title	Date

/s/ CRAIG S. SHULAR Craig S. Shular	Chief Executive Officer, President, and Chairman of the Board (Principal Executive Officer)	February 23, 2010

/s/ MARK R. WIDMAR Mark R. Widmar	Chief Financial Officer and Vice President (Principal Financial Officer)	February 23, 2010

/s/ RANDY W. CARSON Randy W. Carson	Director	February 23, 2010

/s/ MARY B. CRANSTON Mary B. Cranston	Director	February 23, 2010

Signatures	Title	Date

/s/ HAROLD E. LAYMAN Harold E. Layman	Director	February 23, 2010

/s/ FERRELL P. MCCLEAN Ferrell P. McClean	Director	February 23, 2010

/s/ MICHAEL C. NAHL Michael C. Nahl	Director	February 23, 2010

/s/ FRANK A. RIDDICK, III Frank A. Riddick, III	Director	February 23, 2010