Form 10-K/A
period 2009-12-31
GRAFTECH INTERNATIONAL LTD
filed 2010-03-31
CIK 931148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of our outstanding common stock held by non-affiliates, computed by reference to the closing price of our common stock on June 30, 2009, was approximately $ 1,352 million. On January 29, 2010, 120,557,499 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required under Part III is incorporated by reference from the GrafTech International Ltd. Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2010, which will be filed on or about April 9, 2010.

GrafTech International Ltd. Form 10-K/A

Explanatory Note

GrafTech International Ltd. (“registrant,” “we,” or “our”) is filing this Form 10-K/A to include in its Annual Report on Form 10-K for the year ended December 31, 2009, the consolidated financial statements and related notes of Seadrift Coke, L.P. (“Seadrift”), pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Seadrift, a privately-held limited partnership, is an unconsolidated investment in which we own 18.9% of the limited partnership equity interests. We account for our investment in Seadrift using the equity method of accounting.

Our equity in losses is based on Seadrift’s results of operations with a one-month lag adjusted for items we believe to be material intervening events: the amount to reduce certain inventories to LIFO cost of $2.3 million ($5.3 million in 2008), the write-off of construction in process for abandoned projects of $11.6 million, and the favorable fair value adjustments for an interest rate swap of $1.1 million. These items are subsequently reversed in recognizing our equity in Seadrift’s December results of operations. The following table shows the reconciliation of Seadrift’s net income (loss) for the twelve months ended December 31, 2009 and 2008 to that used by us to determine our equity in losses for the twelve and five months ended November 30, 2008 (dollars in millions):

	Twelve Months Ended	Five Months Ended
	November 30,
	2009	2008
Net income (loss) as reported for the twelve months ended December 31	$(1.4)	$45.0
Add (deduct)
Net income for the six months prior to our investment	—	(32.2)
Current year December net (income) loss	12.5	(1.6)
Reversal of prior year December net (income) loss	1.6	—
Current year material intervening events, net	(12.8)	(5.3)
Reversal of prior year material intervening events, net	5.3	—

Net income to determine equity in earnings for the period ended	$5.2	$5.9

We have amended Item 15(a)(1) of our Report on Form 10-K to include a reference to the required audited financial statements of Seadrift as of and for the years ended December 31, 2009 and 2008, and filed those financial statements as Exhibit 99.1.0 of this Form 10-K/A. Item 15 is the only Item of our Form 10-K being supplemented or amended by this Form 10-K/A.

This Form 10-K/A has not been updated for events or information subsequent to the date of filing of the original Form 10-K except in connection with the foregoing. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our Report on Form 10-K.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

See Index to Consolidated Financial Statements at page 56 of this Report.

Audited financial statements of Seadrift as of and for the years ended December 31, 2009 and 2008 filed pursuant to Rule 3-09 of Regulation S-X as Exhibit 99.1.0 to this Form 10-K/A.

(2)	Financial Statement Schedules

None.

(b)	Exhibits

The exhibits listed on the following table have been filed with this Form 10-K/A.

Exhibit Number	Description of Exhibit

2.1.0(1)	Recapitalization and Stock Purchase and Sale Agreement dated as of November 14, 1994 among Union Carbide Corporation, Mitsubishi Corporation, GrafTech International Ltd. and GrafTech International Acquisition Inc. and Guaranty made by Blackstone Capital Partners II Merchant Banking Fund L.P. and Blackstone Offshore Capital Partners II L.P.

2.2.0(1)	Stock Purchase and Sale Agreement dated as of November 9, 1990 among Mitsubishi Corporation, Union Carbide Corporation and UCAR Carbon Company Inc.

2.3.0(1)	Transfer Agreement dated January 1, 1989 between Union Carbide Corporation and UCAR Carbon Company Inc.

2.3.1(1)	Amendment No. 1 to Transfer Agreement dated December 31, 1989.

2.3.2(1)	Amendment No. 2 to Transfer Agreement dated July 2, 1990.

2.3.3(1)	Amendment No. 3 to Transfer Agreement dated as of February 25, 1991.

2.4.0(1)	Amended and Restated Realignment Indemnification Agreement dated as of June 4, 1992 among Union Carbide Corporation, Union Carbide Chemicals and Plastics Company Inc., Union Carbide Industrial Gases Inc., UCAR Carbon Company Inc. and Union Carbide Coatings Service Corporation.

2.5.0(1)	Environmental Management Services and Liabilities Allocation Agreement dated as of January 1, 1990 among Union Carbide Corporation, Union Carbide Chemicals and Plastics Company Inc., UCAR Carbon Company Inc., Union Carbide Industrial Gases Inc. and Union Carbide Coatings Service Corporation.

2.5.1(1)	Amendment No. 1 to Environmental Management Services and Liabilities Allocation Agreement dated as of June 4, 1992.

2.6.0(2)	Trade Name and Trademark License Agreement dated March 1, 1996 between Union Carbide Corporation and UCAR Carbon Technology Corporation.

Exhibit Number	Description of Exhibit

2.7.0(1)	Employee Benefit Services and Liabilities Agreement dated January 1, 1990 between Union Carbide Corporation and UCAR Carbon Company Inc.

2.7.1(1)	Amendment to Employee Benefit Services and Liabilities Agreement dated January 15, 1991.

2.7.2(1)	Supplemental Agreement to Employee Benefit Services and Liabilities Agreement dated February 25, 1991.

2.8.0(1)	Letter Agreement dated December 31, 1990 among Union Carbide Chemicals and Plastics Company Inc., UCAR Carbon Company Inc., Union Carbide Grafito, Inc. and Union Carbide Corporation.

3.1.0*	Restated Certificate of Incorporation of GrafTech International Ltd. Dated February 22, 2010

3.1.1(3)	Certificate of Designations of Series A Junior Participating Preferred Stock of GrafTech International Ltd.

3.2.0(19)	Amended and Restated By-Laws of GrafTech International Ltd. dated February 22, 2010.

4.1.0(5)	Indenture dated as of February 15, 2002 among GrafTech Finance Inc., GrafTech International Ltd., GrafTech Global Enterprises Inc., UCAR Carbon Company Inc., and the Subsidiary Guarantors from time to time party thereto and State Street Bank and Trust Company, as Trustee.

4.1.1(4)	First Supplemental Indenture, dated as of April 30, 2002, among GrafTech Finance Inc., GrafTech International Ltd., GrafTech Global Enterprises Inc., UCAR Carbon Company Inc., UCAR Holdings V. Inc., UCAR Carbon Technology LLC, UCAR Holdings III Inc. and UCAR International Trading Inc. and State Street Bank and Trust Company.

10.1.0(6)	Amended and Restated Credit Agreement dated as of February 8, 2005 among GrafTech International Ltd. GrafTech Global Enterprises Inc., GrafTech Finance Inc., the LC Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.1.1(6)	Amendment and Restatement Agreement dated as of February 8, 2005 among GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., the LC Subsidiaries from time to time party thereto; the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agents.

10.1.2(6)	Amended and Restated Guarantee Agreement dated as of February 8, 2005 made by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc. and each Domestic Subsidiary party thereto in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.

10.1.3(6)	Amended and Restated Security Agreement dated as of February 8, 2005 made by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc. and the subsidiaries of GrafTech from time to time party thereto, in favor of JP Morgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.

10.1.4(6)	Amended and Restated Indemnity, Subrogation and Contribution Agreement dated as of February 8, 2005 among GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., each of the Domestic Subsidiaries party thereto and JP Morgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.

Exhibit Number	Description of Exhibit

10.1.5(6)	Amended and Restated Domestic Pledge Agreement dated as of February 8, 2005 by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc. and the direct and indirect subsidiaries of GrafTech that are signatories thereto in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.

10.1.6(6)	Amended and Restated Intellectual Property Security Agreement dated as of February 8, 2005 made by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc. and the subsidiaries of GrafTech from time to time party thereto in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties (schedules omitted).

10.1.7(7)	First Amendment, dated as of May 25, 2005, to the Amended and Restated Credit Agreement, dated as of February 8, 2005, among GrafTech International, Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., the LC Subsidiaries from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.2.0(8)	Form of Restricted Stock Unit Agreement.

10.3.0(14)	Forms of Restricted Stock Agreement (2005 LTIP Version).

10.3.1(16)	Form of Amendment to Restricted Stock Agreements 2005-2007 (2005 LTIP Version).

10.4(17)	Form of Performance Share Award Agreement (2008 Version)

10.5.0(19)	Long Term Incentive Plan Award Agreement (2009 Version)

10.6.0(9)	GrafTech International Ltd. Management Stock Incentive Plan (Senior Version) as amended and restated through July 31, 2003.

10.7.0(10)	GrafTech International Ltd. Incentive Compensation Plan, effective January 1, 2003.

10.7.1(16)	Amendment No. 1 GrafTech International Ltd. Incentive Compensation Plan dated December 29, 2008.

10.8.0(11)	Form of Restricted Stock Agreement (Standard Form).

10.9.0(16)	GrafTech International Holdings Inc. Compensation Deferral Program as amended and restated (December 29, 2008).

10.10.0(11)	GrafTech International Ltd. 2005 Equity Incentive Plan.

10.10.1(16)	Amendment No. 1 to GrafTech International Ltd. 2005 Equity Incentive Plan dated December 29, 2008.

10.10.2(18)	Amendment No. 2 to GrafTech International Ltd. 2005 Equity Incentive Plan dated May 25, 2009.

10.11.0(8)	Form of Severance Compensation Agreement for senior management (U.S. 2.99 Version).

10.11.1(16)	Form of IRS 409A Amendment to Severance Compensation Agreement for senior management (December 2008 U.S. 2.99 Version).

10.12.0(8)	Form of Severance Compensation Agreement for senior management (December 2008 International 2.99 Version).

10.12.1(16)	Form of IRS 409A Amendment to Severance Compensation Agreement for senior management (December 2008 International 2.99 Version).

10.13.0(14)	Form of Non-qualified Stock Option Agreement

10.14.0(12)	Outsourcing Services Agreement, dated as of March 30, 2001, effective April 2001, between CGI Information Systems and Management Consultants, Inc. and GrafTech International Ltd. (Confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

Exhibit Number	Description of Exhibit

10.15.0(8)	Memorandum of Agreement, dated as of November 14, 2005, between CGI Information Systems and Management Consultants, Inc. and GrafTech International Ltd.

10.16.0(12)	Agreement, effective as of January 1, 2001, between ConocoPhillips (U.K.) Limited f/ka Conoco (U.K.) Limited and UCAR S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.16.1(8)	Amendment No. 3 to Agreement, effective as of January 1, 2006, between ConocoPhillips (U.K.) Limited and UCAR S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.16.2(13)	Amendment No. 4 to Agreement, effective as of January 1, 2007, between ConocoPhillips (U.K.) Limited and UCAR S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.17.0(12)	Agreement, effective as of January 1, 2001, between ConocoPhillips Company, UCAR Carbon Company Inc. and UCAR S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.17.1(13)	Amendment No. 3 to Agreement, effective as of January 1, 2006, among ConocoPhillips Company and UCAR Carbon Company Inc. and UCAR S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.17.2(13)	Amendment No. 4 to Agreement, effective as of January 1, 2007, between ConocoPhillips Company and UCAR Carbon Company Inc. and UCAR S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.18.1(14)	Form of Terms and Conditions of Sale to standard contract of sale (2007 revision)

10.18.0(13)	Technology License Agreement, dated as of December 5, 2006, among GrafTech International Ltd., UCAR Carbon Company Inc., Alcan France, and Carbone Savoie (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.19.0(14)	Form of Indemnification Agreement with Directors and Executive Officers.

10.20.0(15)	Termination and Release Agreement, dated June 30, 2008, between Gary R. Whitaker and GrafTech International Holdings Inc.

10.21.0(15)	Stock Purchase and Sale Agreement, dated as of June 30, 2008, by and among Falcon Mezzanine Partners, LP and GrafTech International Holdings Inc. (confidential treatment requested as to certain portions which are omitted and filed separately with the SEC).

10.22(18)	Executive Incentive Compensation Plan

21.1.0*	List of subsidiaries of GrafTech International Ltd.

23.1.0(19)	Consent of PricewaterhouseCoopers LLP.

23.2.0*	Consent of Alpern Rosenthal

24.1.0(19)	Powers of Attorney (included on signature pages).

31.1.1*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer and President.

31.2.1*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark R. Widmar, Chief Financial Officer.

Exhibit Number	Description of Exhibit

32.1.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President.

32.2.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark R. Widmar, Chief Financial Officer.

99.1.0*	Additional Financial Information

101	INS XBRL Instance Document

101	SCH XBRL Taxonomy Extension Schema Document

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF XBRL Taxonomy Extension Definition Linkbase Document

101	LAB XBRL Taxonomy Extension Label Linkbase Document

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference to the Registration Statement of GrafTech International Ltd. and GrafTech Global Enterprises Inc. on Form S-1 (Registration No. 33-84850).
(2)	Incorporated by reference to the Quarterly Report of the registrant on Form l0-Q for the quarter ended March 31, 1996 (File No. 1-13888).
(3)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1998 (File No. 1-13888).
(4)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13888).
(5)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2001 (File No. 1-3888).
(6)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2004 (File No. 1-13888).
(7)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-13888).
(8)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2005 (File No. 1-13888).
(9)	Incorporated by reference to the Registration Statement of the registrant on Form S-3 (Registration No. 333-108039).
(10)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-13888).
(11)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on September 6, 2005 (File No. 1-13888).
(12)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13888).
(13)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2006 (File No. 1-13888).
(14)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2007 (File No. 1-13888).
(15)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-13888).
(16)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2008 (File No. 1-13888).
(17)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-13888).
(18)	Incorporated by reference to the Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders of the registrant (File No. 1-13888).
(19)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2009 (File No. 1-13888).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.

March 31, 2010	By:	/s/ Craig S. Shular
Craig S. Shular
		Title:	Chief Executive Officer, President, and Chairman of the Board

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1.0*	Restated Certificate of Incorporation of GrafTech International Ltd. dated February 22, 2010

3.2.0	Amended and Restated By-Laws of GrafTech International Ltd. dated February 22, 2010

10.5.0	Long Term Incentive Plan Award Agreement (2009 Version)

21.1.0*	List of subsidiaries of GrafTech International Ltd.

23.1.0	Consent of PricewaterhouseCoopers LLP.

23.2.0*	Consent of Alpern Rosenthal

31.1.1*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer and President.

31.2.1*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark R. Widmar, Chief Financial Officer.

32.1.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President.

32.2.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark R. Widmar, Chief Financial Officer.

99.1.0*	Additional Financial Information.

*	Indicates exhibits filed with this Form 10-K/A.