Form 10-Q
period 2010-03-31
GRAFTECH INTERNATIONAL LTD
filed 2010-04-29
CIK 931148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2010

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

As of April 19, 2010, 124,474,769 shares of common stock, par value $.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	At December 31, 2009	At March 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$50,181	$88,532
Accounts and notes receivable, net of allowance for doubtful accounts of $4,545 at December 31, 2009 and $4,482 at March 31, 2010	117,620	123,066
Inventories	245,511	258,779
Loan to non-consolidated affiliate	6,000	—
Prepaid expenses and other current assets	9,586	9,536

Total current assets	428,898	479,913

Property, plant and equipment	982,173	970,989
Less: accumulated depreciation	610,182	607,008

Net property, plant and equipment	371,991	363,981
Deferred income taxes	11,437	23,813
Goodwill	9,037	9,047
Other assets	7,298	7,480
Investment in non-consolidated affiliate	63,315	62,541
Restricted cash	632	555

Total assets	$892,608	$947,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,928	$36,269
Short-term debt	1,113	—
Accrued income and other taxes	38,977	46,126
Supply chain financing liability	14,404	39,073
Other accrued liabilities	91,907	94,413

Total current liabilities	180,329	215,881

Long-term debt	1,467	1,327
Other long-term obligations	108,267	106,535
Deferred income taxes	25,486	26,605
Contingencies – Note 14
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 225,000,000 shares authorized, 124,027,399 shares issued at December 31, 2009 and 124,426,634 shares issued at March 31, 2010	1,240	1,244
Additional paid-in capital	1,300,051	1,303,180
Accumulated other comprehensive loss	(305,644)	(321,247)
Accumulated deficit	(305,202)	(271,674)
Less: cost of common stock held in treasury, 3,974,345 shares at December 31, 2009 and 4,065,473 at March 31, 2010	(112,511)	(113,649)
Less: common stock held in employee benefit and compensation trusts, 71,493 shares at December 31, 2009 and 68,958 shares at March 31, 2010	(875)	(872)

Total stockholders’ equity	577,059	596,982

Total liabilities and stockholders’ equity	$892,608	$947,330

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2009	2010
Net sales	$134,026	$215,664
Cost of sales	101,900	147,561

Gross profit	32,126	68,103

Research and development	2,068	2,535
Selling and administrative expenses	21,635	22,511

Operating income	8,423	43,057

Equity in (earnings) losses of non-consolidated affiliate	(1,212)	774
Other (income), net	(5,534)	(3,259)
Interest expense	1,647	906
Interest income	(117)	(561)

Income before provision for income taxes	13,639	45,197
Provision for income taxes	5,170	11,669

Net income	$8,469	$33,528

Basic income per common share:
Net income per share	$0.07	$0.28

Weighted average common shares outstanding	118,956	120,231

Diluted income per common share:
Net income per share	$0.07	$0.28

Weighted average common shares outstanding	119,245	120,957

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2009	2010
Cash flow from operating activities:
Net income	$8,469	$33,528
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	8,028	10,084
Deferred income tax provision	1,686	(8,241)
Equity in (earnings) losses of non-consolidated affiliate	(1,212)	774
Post-retirement and pension plan changes	1,415	2,452
Currency (gains)	(9,161)	(5,617)
Stock-based compensation	517	1,779
Interest expense	329	326
Other charges, net	5,514	489
Dividends from non-consolidated affiliate	122	—
Decrease (increase) in working capital*	1,608	(13,347)
(Increase) in long-term assets and liabilities	(2,991)	(1,785)

Net cash provided by operating activities	14,324	20,442
Cash flow from investing activities:
Capital expenditures	(12,637)	(10,764)
Proceeds from repayments of loan to non-consolidated affiliate	—	6,000
(Payments) proceeds from derivative instruments	(419)	35
Net change in restricted cash	60	77
Other	17	109

Net cash used in investing activities	(12,979)	(4,543)
Cash flow from financing activities:
Short-term debt borrowings (reductions), net	3,597	(1,076)
Revolving Facility borrowings	62,975	—
Revolving Facility reductions	(48,000)	—
Principal payments on long-term debt	(129)	(56)
Supply chain financing	(24,696)	24,669
Proceeds from exercise of stock options	54	175
Purchase of treasury shares	(14)	(1,138)
Excess tax benefit from stock-based compensation	10	669
Long-term financing obligations	(275)	(281)

Net cash (used in) provided by financing activities	(6,478)	22,962
Net (decrease) increase in cash and cash equivalents	(5,133)	38,861
Effect of exchange rate changes on cash and cash equivalents	(418)	(510)
Cash and cash equivalents at beginning of period	11,664	50,181

Cash and cash equivalents at end of period	$6,113	$88,532

* Net change in working capital due to the following components:

Decrease (increase) in current assets:
Accounts and notes receivable, net	$69,092	$(7,593)
Effect of factoring of accounts receivable	(15,869)	(1,115)
Inventories	4,049	(21,039)
Prepaid expenses and other current assets	409	(1,133)
Restructuring payments	(6)	(256)
(Decrease) increase in accounts payables and accruals	(55,584)	17,790
(Decrease) in interest payable	(483)	(1)

Decrease (increase) in working capital	$1,608	$(13,347)

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Interim Financial Presentation

These interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the accompanying Notes, contained in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”).

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

(2) New Accounting Standards

Recently Adopted Accounting Standards

Consolidation

In June 2009, the FASB amended the consolidation accounting guidance. We are required to qualitatively assess the determination of our being the primary beneficiary (“consolidator”) of a variable interest entity (“VIE”) on whether we (1) have the power to direct matters that most significantly impact the activities of the VIE, and (2) have the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. It also requires an ongoing reconsideration of the primary beneficiary and amends events that trigger a reassessment of whether an entity is a VIE. The new model is applicable to all new and existing VIE’s. The prospective adoption of this new guidance on January 1, 2010, had no impact on our consolidated financial position or results of operation.

Transfers of Financial Assets

In June 2009 the FASB amended the accounting guidance for determining whether a transfer of a financial asset qualifies for sale accounting. The amended guidance also provided four broad disclosure objectives designed to provide users of the financial statements with an understanding of:

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

The prospective adoption of this guidance to our accounts receivable factoring arrangement beginning January 1, 2010 had no impact on our consolidated financial position or results of operation.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Stock-Based Compensation

For the three months ended March 31, 2009 and 2010, we recognized stock-based compensation expense totaling $0.5 million and $1.8 million, respectively. A majority of the expense, $0.5 million and $1.6 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales and research and development.

At March 31, 2010, the total compensation cost related to non-vested restricted stock, performance shares and stock options not yet recognized was $12.4 million, which will be recognized over the weighted average life of 1.5 years.

Restricted Stock and Performance Shares

Restricted stock and performance share awards activity under the plans for the three months ended March 31, 2010 was:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2010	1,146,256	$12.07
Granted	104,873	13.58
Vested	(348,037)	7.07
Forfeited	(5,619)	10.19

Outstanding at March 31, 2010	897,473	$14.19

Stock Options

Stock option activity under the plans for the three months ended March 31, 2010 was:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2010	1,512,538	$9.80
Granted	10,400	14.49
Exercised	(14,050)	12.43
Forfeited	(27,451)	15.81

Outstanding at March 31, 2010	1,481,437	$9.70

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Earnings Per Share

The following table shows the information used in the calculation of our share counts for basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2009	2010
Weighted average common shares outstanding for basic calculation	118,955,516	120,230,559
Add: Effect of stock options and restricted stock	289,057	726,645

Weighted average common shares outstanding for diluted calculation	119,244,573	120,957,204

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.

The weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 1,190,703 and 227,000 shares at March 31, 2009 and 2010, respectively, because the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

(5) Segment Reporting

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize financial information concerning our reportable segments:

	For the Three Months Ended March 31,
	2009	2010
	(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$104,521	$182,423
Engineered Solutions	29,505	33,241

Total net sales	$134,026	$215,664

Segment operating income:
Industrial Materials	$6,788	$41,834
Engineered Solutions	1,635	1,223

Total segment operating income	8,423	43,057

Reconciliation of segment operating income to income before provision for income taxes
Equity in earnings of and write-down in non-consolidated affiliate	(1,212)	774
Other (income), net	(5,534)	(3,259)
Interest expense	1,647	906
Interest income	(117)	(561)

Income before provision for income taxes	$13,639	$45,197

(6) Investment in and Loan to Non-Consolidated Affiliate

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

Equity in (Earnings) Losses and Summarized Financial Information

Seadrift is a pass-through entity. We account for our investment in Seadrift using the equity method of accounting. Our equity in (earnings) losses is based on Seadrift’s results of operations with a one-month lag because its accounting close and financial statement preparation cycle occurs subsequent to our reporting deadline for our corresponding cycle. We include material intervening events and an estimate for the effect of Seadrift’s LIFO inventory accounting on interim periods. The equity (earnings) in losses reflected in our statements of operation includes the amortization of the difference between our cost of the investment and the net assets of Seadrift assigned to the long-lived assets ($1.3 million and $0.5 million expense in the three months ended March 31, 2009 and 2010, respectively).

The following table shows summarized financial information for Seadrift, including adjustments for material intervening events, for the three months ended March 31, 2009 and 2010 (dollars in thousands):

	For the Three Months Ended March 31,
	2009	2010
	(Dollars in thousands)
Net sales	$42,915	$22,789
Gross profit	18,386	2,931
Net income (loss)	13,466	(875)

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

At June 30, 2009, we determined that the fair value of the investment was less than our carrying value and that the loss in value was other than temporary. We recorded a $52.8 million noncash impairment to recognize this other than temporary loss in value. Because the impairment reduced the difference between the carrying amount of our investment and its tax basis, we recorded a net tax benefit of $7.4 million representing the net change of the deferred tax liability and the restoration of the valuation allowance recognized at the acquisition.

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

On March 31, 2010 Seadrift fully repaid the $6.0 million Demand Notes to us and the obligation to make any further loans or advances had ceased and terminated.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7) Other (Income) Expense, Net

The following table presents an analysis of other expense (income), net:

	For the Three Months Ended March 31,
	2009	2010
	(Dollars in thousands)
Currency (gains)	$(6,351)	$(3,718)
Bank and other financing fees	505	465
Discount on sale of accounts receivable	78	2
Other	234	(8)

Total other (income) expense, net	$(5,534)	$(3,259)

(8) Benefit Plans

The components of our consolidated net pension cost are set forth in the following table:

	For the Three Months Ended March 31,
	2009	2010
	(Dollars in thousands)
Service cost	$157	$151
Interest cost	2,619	2,486
Expected return on plan assets	(2,909)	(2,623)
Amortization of transition obligation	2	—
Amortization of prior service cost	11	14
Amortization of unrecognized loss	319	1,271
Settlements/curtailments	41	(15)

Net Cost	$240	$1,284

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of our consolidated net postretirement cost are set forth in the following table:

	For the Three Months Ended March 31,
	2009	2010
	(Dollars in thousands)
Service cost	$93	$47
Interest cost	554	504
Amortization of prior service (benefit)	(319)	(48)
Amortization of unrecognized loss	967	562

Net Cost	$1,295	$1,065

(9) Long-Term Debt and Liquidity

The following table presents our long-term debt:

	At December 31, 2009	At March 31, 2010
	(Dollars in thousands)
Other European debt	$1,467	$1,327

We have a $215 million Revolving Facility that expires on July 15, 2010 of which we have no borrowings outstanding at March 31, 2010. We have completed the refinancing of our senior secured revolving credit facility effective April 29, 2010, see footnote 17, “Subsequent Events” on page 18 for a further discussion.

On September 30, 2009, our Spanish subsidiary received a $1.8 million economic stimulus loan from the Ministry of Industry, Government of Spain. The loan is non-interest bearing and matures in October 2024. Repayment in 10 annual installments commences in October 2015. The loan is to be used for costs associated with a capital project. We must return a proportionate amount of the loan if we do not spend the amount budgeted for the capital project prior to June 10, 2010. Since we have spent approximately 92% of the required amount as of March 31, 2010, the remaining 8% of the cash received is reported as restricted cash in our consolidated balance sheet. Because the loan is non-interest bearing, we are required to record the loan at its present value of $1.1 million (determined using an interest rate of 4.33%). The difference between the proceeds received and the present value of debt is recorded as debt discount and deferred expense. The discount will be amortized to income using the interest method; the deferred charge will be amortized to income using the same basis and over the same period as the capital projects are depreciated. The loan balance, net of unamortized discount, was $1.1 million at March 31, 2010.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Inventories

Inventories are comprised of the following:

	At December 31, 2009	At March 31, 2010
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$89,855	$87,314
Work in process	106,606	120,046
Finished goods	51,568	53,580

	248,029	260,940
Reserves	(2,518)	(2,161)

	$245,511	$258,779

We recognize abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) as current period charges. We are required to allocate fixed production overheads to the costs of conversion based on normal capacity of the production facilities. The unabsorbed costs were attributable to adjustments of fixed production overheads to the costs of conversion based on normal capacity versus actual levels, due to production levels at certain facilities being below normal capacity for the quarters ended March 31, 2009 and 2010. Costs in excess of normal absorption at March 31, 2009 and 2010 were $7.2 million and $2.5 million, respectively.

(11) Interest Expense

The following table presents an analysis of interest expense:

	For the Three Months Ended March 31,
	2009	2010
	(Dollars in thousands)
Interest incurred on debt	$976	$139
Amortization of debt issuance costs	345	326
Interest incurred on supply chain financing and other items	326	441

Total interest expense	$1,647	$906

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) Other Comprehensive (Loss) Income

Other comprehensive (loss) income consisted of the following:

	For the Three Months Ended March 31,
	2009	2010
	(Dollars in thousands)
Net Income	$8,469	$33,528
Other comprehensive (loss) income:
Foreign currency translation adjustments	(17,020)	(17,831)
Amortization of prior service costs and unrecognized gains and losses, net of tax	(41)	2,121
Natural gas and foreign currency derivatives, net of tax	135	107

Total comprehensive (loss) income	$(8,457)	$17,925

(13) Supply Chain Financing

During the third quarter of 2008, we entered into a supply chain financing arrangement with a financing party. Under this arrangement, we essentially assign our rights to purchase needle coke from our supplier to the financing party. The financing party purchases the product from our supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment to the financing party for this needle coke includes a mark up (the “Mark-Up”). The Mark-Up is a premium expressed as a percentage of the purchase price. The Mark-Up is subject to quarterly reviews. This arrangement helps us to maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. Based on the terms of the arrangement, the total amount that we owe to the financing party may not exceed $49.3 million at any point in time.

We record the inventory once title and risk of loss transfers from the supplier to the financing party. The amount recorded as a liability to the financing party was $14.4 million and $39.1 million at December 31, 2009 and March 31, 2010, respectively. The financing party invoiced us $25.4 million and $51.2 million for the three months ended March 31, 2009 and 2010, respectively, for purchases of inventory under this arrangement. We recognized Mark-Up of $0.3 million and $0.4 million for the three months ended March 31, 2009 and 2010, respectively as interest expense.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Product Warranties

We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid amounted to $1.2 million at December 31, 2009 and $1.4 million at March 31, 2010. The following table presents the activity in this accrual for the three months ended March 31, 2010 (dollars in thousands):

Balance at January 1, 2010	$1,239
Product warranty charges	270
Payments and settlements	(87)

Balance at March 31, 2010	$1,422

(15) Income Taxes

We compute an estimated annual effective tax rate on a quarterly basis, considering ordinary income and related income tax expense. Ordinary income refers to income (loss) before income tax expense excluding significant, unusual, or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs. These items may include the cumulative effect of changes in tax laws or rates, impairment charges, adjustments to prior period uncertain tax positions, or adjustments to our valuation allowance due to changes in judgment of the realizability of deferred tax assets.

The provision for income taxes for the three months ended March 31, 2009 and 2010 was a tax expense of $5.2 million on pretax income of $13.6 million, and a tax expense of $11.7 million on pretax income of $45.2 million, respectively. The effective tax rates were 37.9% and 25.8% for the three months ended March 31, 2009 and 2010, respectively. The decrease in the effective tax rate is primarily due to jurisdictional shifts of income, currency fluctuations, and changes in the utilization of attributes and related valuation allowances.

Our cumulative year-to-date unrecognized tax benefits have increased by $14.9 million, primarily as a result of tax positions taken in a prior period. This has an unfavorable impact on our effective rate of $3.4 million. We are able to utilize attributes and release related valuation allowances against the remainder of this amount. As of March 31, 2010, we had unrecognized tax benefits of $35.6 million, which would have a favorable impact on our effective tax rate. It is reasonably possible that a reduction in a range of $1.0 million to $2.0 million of unrecognized tax benefits may occur within 12 months as a result of the expiration of statutes of limitation.

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

Our tax provision for the three months ended March 31, 2009 and 2010 were primarily for taxes on our international income. We continue to adjust the tax provision rate through the establishment, or release, of non-cash valuation allowances attributable to the U.S. and certain non-U.S. taxing jurisdictions, including U.S. foreign tax credit utilization. We weigh both positive and negative evidence in determining whether a valuation allowance is required. Examples of positive evidence would include a strong earnings history, an event or events that would increase our taxable income through a continued reduction of expenses, and tax planning strategies that would indicate an ability to realize deferred tax assets. The balance of significant positive evidence does not yet outweigh the negative evidence in regards to whether or not a valuation allowance is required.

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

Foreign currency contracts

We enter into foreign currency contracts from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, net, relating to non-dollar denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. For the three months ended March 31, 2010, there was no ineffectiveness on these contracts.

In 2009 and 2010, we entered into foreign forward exchange contracts where we sold currency forward as economic hedges of anticipated cash flows denominated in the Mexican peso and Brazilian real. These contracts were entered into to protect the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates between the US dollar and either the Mexican peso or Brazilian real. As of March 31, 2010, we had outstanding Mexican peso and Brazilian real forward exchange contracts, with aggregate notional amounts of $14.3 million. The forward exchange contracts outstanding as of March 31, 2010 have several maturity dates ranging from June to December 2010.

Commodity forward contracts

We periodically enter into commodity forward contracts to purchase natural gas and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. These contracts were entered into to protect against the risk that eventual cash flows related to purchases of natural gas will be adversely affected by future changes in prices. For the three months ended March 31, 2010, there was no ineffectiveness on these contracts.

In 2009 and 2010, we entered into commodity forward contracts as economic hedges of exposure to variability of commodity prices for natural gas. These contracts were entered into to protect against the risk that the eventual cash flows related to purchases of natural gas will be adversely affected by future changes in prices. As of March 31, 2010, we had outstanding natural gas commodity forward contracts with an aggregate notional amount of $2.4 million. The commodity forward contracts outstanding as of March 31, 2010 have several maturity dates ranging from April to December 2010.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At December 31, 2009 and March 31, 2010, the fair values of our derivatives and their respective balance sheet locations are presented in the following table:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(Dollars in Thousands)
As of December 31, 2009
Derivatives designated as cash flow hedges:
Foreign currency contracts	Other current assets	$59	Other current liabilities	$124
Commodity forward contracts	Other current assets	125

Total fair value		$184		$124

As of March 31, 2010
Derivatives designated as cash flow hedges:
Foreign currency contracts	Other current assets	$310
Commodity forward contracts			Other current liabilities	$324

Total fair value		$310		$324

The location and amount of realized (gains) losses recognized in the Statement of Operations for derivatives are as follows for the three months ended March 31, 2009 and 2010:

	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	Amount of (Gain)/Loss Recognized (Effective Portion)

Three Months ended March, 31		2009	2010
		(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency contracts	Cost of goods sold/Other (income) expense	$(540)	$(64)
Commodity forward contracts	Cost of goods sold	958	29

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

(17) Subsequent Events

Credit Agreement Refinancing

On April 29, 2010, we announced the successful completion of the refinancing of our senior secured revolving credit facility (“Facility”) that was due to expire on July 15, 2010. Borrowers under the Facility are GrafTech Finance Inc. (“Graftech Finance”) and GrafTech Switzerland S.A. (“Swissco”), both wholly-owned subsidiaries.

As amended and restated, the Credit Agreement provides for, among other things, an extension until April 29, 2013 of the maturity of the senior secured revolving credit facility in the initial amount of $260 million (the “Revolving Facility”), additional flexibility for investments and acquisitions and, subject to certain conditions, an “accordion feature” that permits GrafTech Finance and Swissco to establish additional credit facilities thereunder in an aggregate amount, together with the Revolving Facility, of up to $390 million.

The Revolving Facility provides for revolving loans (and for swingline loans in aggregate principal amount at any time not to exceed $25 million) to GrafTech Finance and Swissco in an aggregate principal and stated amount not to exceed $260 million at any time. The Revolving Facility also provides capacity for issuance of letters of credit for the accounts of GrafTech Finance, Swissco and other designated subsidiaries for an amount not exceeding $35 million. Revolving and swingline loans and letters of credit may be denominated in dollars, euros and certain other currencies and are available for working capital and other general corporate purposes.

The Credit Agreement provides for the lenders to terminate their commitments in the event of a default (as defined in the Agreement) or if there has been a material adverse change in our consolidated assets, liabilities (including contingent liabilities), business, properties, financial condition, or results of operations.

The interest rate applicable to the Revolving Facility is, at GrafTech’s option, either LIBOR plus a margin ranging from 2.50% to 3.50% (depending on our total net leverage ratio and/or senior unsecured rating) or, in the case of dollar denominated loans, the alternate base rate plus a margin ranging from 1.50% to 2.50% (depending upon such ratio or rating). The alternate base rate is the highest of (i) the prime rate announced by JP Morgan Chase Bank, N.A., (ii) the federal fund effective rate plus 0.50% and (iii) the London interbank offering rate (as adjusted) for a one-month interest period plus 1.00%. GrafTech Finance and Swissco pay a per annum fee ranging from 0.375% to 0.750% (depending on such ratio or rating) on the undrawn portion of the commitments under the Revolving Facility.

The financial covenants require us to maintain a minimum interest coverage ratio of 1.75 to 1.00 and a maximum net senior secured leverage ratio of 2.25 to 1.00, subject to adjustment for certain events. The Revolving Facility also contains a number of covenants that restrict certain corporate activities including annual capital expenditures and the payment of dividends and repurchases of our common stock.

Acquisitions and Reorganization

On April 29, 2010, we, and certain of our subsidiaries, entered into an agreement and plan of merger with Seadrift Coke, L.P., a Delaware limited partnership (“Seadrift”), and certain of its partners, to acquire all of the equity interests of Seadrift that we do not already own. We currently own limited partnership units constituting approximately 18.9% of the equity interests in Seadrift. Seadrift is the world’s second largest producer of petroleum-based needle coke, the primary raw material used to manufacture graphite electrodes. At the same time, we, and certain of our subsidiaries, entered into an agreement and plan of merger with C/G Electrodes, LLC, a Delaware limited liability company (“C/G”), and certain of its members. C/G is the only U.S. owned and operated manufacturer of large diameter UHP graphite electrodes used in the electric arc furnace steel making process.

The consideration to be paid for Seadrift will consist of $78.5 million in cash less debt (subject to working capital adjustments), 12 million New GTI Shares (subject to adjustments for stock splits, reverse stock splits or similar transactions) and non-interest, senior subordinated promissory notes in an aggregate face amount of $100 million due in 2015. The consideration to be paid for C/G will consist of $152.5 million in cash less debt (subject to working capital adjustments), 12 million New GTI Shares and non-interest bearing, senior subordinated promissory notes in an aggregate face amount of $100 million due in 2015. Approximately $185 million of the cash consideration to be paid in connection with the transactions will be funded through borrowings under our principal revolving credit facility, as amended and restated on April 29, 2010. The balance of the cash portion of the purchase price will be paid from cash on hand. The New GTI Shares delivered to the former owners of Seadrift and C/G will not be registered under the Securities Act. The New GTI Shares will be delivered on the respective dates that the acquisitions of Seadrift and C/G are completed.

In connection with the acquisitions, GrafTech will reorganize into a new holding company structure (the “Reorganization”) pursuant to agreements and plans of merger and Section 251(g) of the General Corporation Law of the State of Delaware. The new holding company will be identical to our existing holding company, GrafTech, in all material respects, including its Board of Directors, management and capital structure. At the closing of the mergers, all outstanding shares of our common stock will automatically be converted into identical common stock representing the same percentage ownership of and voting rights in the new holding company, which will also be a Delaware corporation.

To effect the Reorganization GrafTech formed the new Delaware holding company as a wholly owned subsidiary, which in turn formed a wholly owned subsidiary, GrafTech Delaware I Inc., (“Acquisition Sub”), and two other wholly owned subsidiaries which will merge with and into C/G and Seadrift, respectively. Pursuant to the agreements and plans of merger, GrafTech will then merge with and into Acquisition Sub (the “Merger”), with GrafTech being the surviving entity. In the Merger, each share of the common stock of Acquisition Sub issued and outstanding immediately prior to the Merger and held by the new Delaware holding company will be converted into and exchanged for a share of GrafTech’s common stock (each, an “Old GTI Share”), Acquisition Sub’s corporate existence will cease and GrafTech will become a wholly-owned subsidiary of the new holding company. Each Old GTI Share issued and outstanding immediately prior to the Reorganization will convert into and be exchanged for one share, par value $0.01 per share, of common stock of the new Delaware holding company (each, a “New GTI Share”), having the same rights, powers, preferences, qualifications, limitations and restrictions as the Old GTI Shares. Immediately after the Merger, the new Delaware holding company will be renamed GrafTech International Ltd. and the name of GrafTech will be changed to GrafTech Holdings Inc.

The certificate of incorporation and bylaws of the new Delaware holding company will be identical to those of GrafTech, and the directors and officers of the new holding company will be identical to the directors and officers of GrafTech immediately prior to consummation of the Merger. GrafTech’s stockholders will not recognize gain or loss for United States federal income tax purposes upon the Reorganization. Stockholder approval is not required to effect the Reorganization. Stockholders do not and will not have dissenters’ rights or appraisal rights in connection with the Reorganization. The New GTI Shares to be issued to GrafTech’s stockholders in connection with the Reorganization will be registered pursuant to a registration statement on Form S-4.

The agreements and plans of merger will contain customary representations and warranties, most of which will not survive the effective time of the relevant mergers.

The acquisitions are subject to customary conditions, including expiration of the waiting period under the Hart-Scot-Rodino Antitrust Improvements Act of 1976. The C/G acquisition is also subject to the consummation of the Seadrift acquisition. The owners of Seadrift and C/G receiving New GTI Shares will enter into a registration rights and stockholder agreement (the “Stockholder Agreement”) as a condition of the closing that will subject them to customary standstill provisions and certain restrictions on the sale of their New GTI Shares in addition to the limitations provided by applicable securities laws. Following the consummation of both the Seadrift and C/G acquisitions, the current controlling owners of Seadrift and C/G will have the right to nominate a director for the Board of Directors of the new Delaware holding company so long as such stockholders continue to own 12 million or more New GTI Shares.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Introduction to Part I, Item 2, and Part II, Item 1

Important Terms. We define various terms to simplify the presentation of information in this Report. These terms, which definitions are incorporated herein by reference, are defined in “Part I – Preliminary Notes – Important Terms” of the Annual Report.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

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

Our expectations and targets are not predictors of actual performance and historically our performance has deviated, often significantly, from our expectations and targets. Actual future events and circumstances (including future results and trends) could differ materially, positively or negatively, from those set forth in these statements due to various factors. These factors include:

•

the possibility that the challenging global economic conditions which continue to prevail may continue to depress or further depress demand for electric arc furnace (“EAF”) steel which may, in turn, result in a slower than expected increase in the demand for our graphite electrodes;

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

•

For products exported from the U.S. or otherwise subject to U.S. jurisdiction, we are subject to U.S. laws and regulations governing international trade and exports. A determination by the U.S. government that we failed to comply with one or more of the export controls or trade sanctions could result in civil or criminal penalties, including imposition of significant fines, denial of export privileges, and loss of revenues from certain customers.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

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

Global steel operating rates continued to rise in the first quarter of 2010, due to the improving global economic situation, lower steel inventories, and slowly improving demand from key steel end-markets, such as automotive, construction, and appliances.

According to published reports, global steel capacity utilization was approximately 80% for the three months ended March 31, 2010, an estimated increase of 15 percentage points compared to the same period last year. The United States steel industry operated at approximately 68% for the three months ended March 31, 2010 compared to 43% utilization for the three months ended March 31, 2009. For the United States, this is an estimated increase of 25 percentage points.

Industrial materials demand is primarily linked with the global production of steel in an electric arc furnace and, to a lesser extent, with the total production of steel and certain other metals. During the three months ended March 31, 2010, global steel production, excluding China, increased by 33% compared to the same period last year. China’s steel production increased by 24% during the three months ended March 31, 2010, contributing to global steel production increase of 29%. Based on industry projections, the total steel production for the second quarter 2010 will be approximately 343 million metric tons, an increase of approximately 20% compared to the same period last year and slightly higher than the first quarter of 2010.

EAF steel production has followed a similar trend as overall steel production. During the three months ended March 31, 2010, estimated EAF steel production, excluding China, increased by 22% compared to the same period last year. China’s estimated EAF steel production increased by 24% during the three months ended March 31, 2010, contributing to an estimated global EAF steel production increase of 22%. EAF steel production for the second quarter of 2010 will be approximately 96 million metric tons, an estimated increase of approximately 14% compared to the same period last year and slightly higher than the first quarter of 2010.

Generally, changes in graphite electrode demand have tracked changes in EAF steel production. Graphite electrode industry recovery is anticipated to be slow as operating rates remain subdued as compared to historical standards. Weak end market demand remains a risk to price realization as we work to complete our 2010 graphite electrode order book. We expect 2010 results to benefit from improved volumes in our graphite electrode business. However this favorable impact from increased volumes will be essentially offset by significantly higher raw material costs.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Outlook

Based on IMF projections and other economic forecasts, the global recession has largely concluded in most regions and recovery is underway in advanced and emerging economies, although to varying degrees. The recovery is expected to continue however risks to global economic stability remain. Accordingly, steel producers have raised operating rates to respond to current market demand and have begun to extend their graphite electrode buying patterns.

Customers in several geographic regions largely completed destocking initiatives and began reordering in the third quarter of 2009. This more favorable environment for our Industrial Materials business segment continued into the first quarter of 2010 and we expect a similar scenario for the second quarter.

If in 2010 the IMF projections and other economic forecasts described above were to materialize, we would then expect the following results:

•	Operating income would be in the range of $170 million to $180 million;

•	Overhead expense (selling and administrative and research and development expenses) would be in the range of $105 million to $110 million;

•	Capital expenditures would be approximately $70 million to $75 million;

•	Depreciation expense would be approximately $38 million (previous guidance was $35 million);

•	The effective tax rate would be in the range of 24 percent to 27 percent;

•	Cash flow from operations would be in the range of $100 million to $110 million.

Our outlook could be significantly impacted by, among other things, factors described under “Preliminary Notes – Forward Looking Statements and Risk Factors” in this Report. For a more complete discussion of these and other factors, see “Risk Factors” in the Annual Report.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Results of Operations and Segment Review

Three Months Ended March 31, 2009 as Compared to Three Months Ended March 31, 2010.

The tables presented in our period-over-period comparisons summarize our consolidated statements of operations and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the three months ended March 31, 2009 and 2010. Throughout our MD&A, percentage changes that are deemed to be not meaningful are designated as “NM”.

(in thousands, except per share data and % change)

	For the Three Months Ended March 31,
	2009	2010	Increase (Decrease)	% Change
Net sales	$134,026	$215,664	$81,638	61
Cost of sales	101,900	147,561	45,661	45

Gross profit	32,126	68,103	35,977	112
Research and development	2,068	2,535	467	NM
Selling and administrative expenses	21,635	22,511	876	NM

Operating income	8,423	43,057	34,634	411
Equity in (earnings) losses of non-consolidated affiliate	(1,212)	774	(1,986)	164
Other (income), net	(5,534)	(3,259)	(2,275)	41
Interest expense	1,647	906	(741)	NM
Interest income	(117)	(561)	444	NM

Income before provision for income taxes	13,639	45,197	31,558	231
Provision for income taxes	5,170	11,669	6,499	126

Net income	$8,469	$33,528	$25,059	296

Basic income per common share:	$0.07	$0.28	$0.21
Diluted income per common share:	$0.07	$0.28	$0.21

Net sales. Net sales by operating segment for the three months ended March 31, 2009 and 2010 were:

(in thousands, except per share data and % change)

	For the Three Months Ended March 31,
	2009	2010	Increase (Decrease)	% Change
Industrial Materials	$104,521	$182,423	$77,902	75
Engineered Solutions	29,505	33,241	3,736	13

Total net sales	$134,026	$215,664	$81,638	61

We experienced higher sales for both of our operating segments led by a significant increase in our Industrial Materials operating segment due to the slow economic recovery that began in the third quarter of 2009 and has continued through the first quarter of 2010 because of the completion of our customer inventory destocking. We experienced increased demand

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

across most of our products lines, in both of our operating segments, as our customers, especially those in the Industrial Materials segment, started the reordering process and shipments began to increase in response to increasing orders and production.

Our analysis of the percentage change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial materials	64%	9%	2%	75%
Engineered solutions	12%	(1%)	2%	13%

Net sales. For the industrial materials segment increased significantly in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due to higher graphite electrode sales volume. We experienced increased demand for our products as the destocking activity witnessed in 2009 came to an end and EAF steel operating rates improved significantly year-over-year. The weighted average selling price of our melter and non-melter graphite electrodes has increased by approximately 5.2% from the three months ended March 31, 2009 to in the three months ended March 31, 2010. Looking forward however, we expect lower graphite electrode market prices to negatively impact our revenue in subsequent quarters. Higher electrode sales volumes will mitigate, in part, softer electrode pricing recognized in future quarters.

Cost of sales. The two primary drivers of the increase in cost of sales period over period were increases in shipments of our products of $23.2 million and currency impacts of $17.5 million across both of our segments. The global recession led to a dramatic decline in the demand for, and corresponding production of, graphite electrodes during the three months ended March 31, 2009. Our production volume increased throughout the second half of 2009 and continued in the first quarter of 2010 as our customers ramped up production from the low levels experienced during the first quarter of 2009.

Needle coke is the primary raw material in the manufacture of graphite electrodes. We usually purchase 70% to 80% of our needle coke requirements from one supplier under contracts with one-year fixed price per metric ton schedules. For 2010 needle coke purchases, we have completed the negotiations with our largest supplier and the 2010 cost per metric ton is flat with the 2009 cost per metric ton. Our production in 2010 has begun to use the higher cost needle coke purchased in the fourth quarter of 2009, which was approximately 50% higher than the cost of needle coke used in production during the first quarter of 2009 and continuing throughout 2009. The inventory flow through of the higher cost raw material has increased our cost of goods sold in the three months ended March 31, 2010 when compared to the same period in 2009. Our ability to pass this increased cost to customers depends to a large extent on the strength of the global economic recovery. Higher volumes have diluted our fixed costs in the three months ended March 31, 2010 partially offsetting the higher coke cost.

Selling and administrative expenses. Higher sales commissions as a result of increased sales contributed to the increase in selling and administrative expenses. We experienced a decrease in bad debt expense from $2.6 million for the period ended March 31, 2009 to $0.1 million for the period ended March 31, 2010.

Equity in (earnings) losses of non-consolidated affiliate. During the period ended March 31, 2009 our equity in earnings of our non-consolidated affiliate was $1.2 million as compared to equity in losses of $0.8 million in the period ended March 31, 2010. The losses were due in large part to the effect of the recession on Seadrift’s operations.

Other (income), net. Other (income), net decreased in the period ended March 31, 2010 as compared with March 31, 2009 due in large part to more stable exchange rates for the euro in the first quarter of 2010 which led to lower favorable gains on remeasurement of inter-company loans. During the three months ended March 31, 2009 currency gains recorded were $6.4 million as compared to $3.7 million during the three months ended March 31, 2010.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the three months ended March 31, 2009 and 2010:

	For the Three Months Ended March 31,
	2009	2010
	(Dollars in thousands)
Industrial Materials	$6,788	$41,834
Engineered Solutions	1,635	1,223

Total segment operating income	$8,423	$43,057

The percentage relationship of operating expenses, to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Operating Costs and Expenses For the Three Months Ended March 31,
	(Percentage of sales)
	2009	2010	Change
Industrial Materials	94%	77%	(17%)
Engineered Solutions	95%	96%	1%

Segment operating costs and expenses as a percentage of sales for Industrial Materials decreased 17 percentage points to 77% in the three months ended March 31, 2010. However the total operating costs and expenses increased $42.9 million from the three months ended March 31, 2009 as compared to the three months ended March 31, 2010. The increase was a result of volume increases of $20.7 million as well as unfavorable currency increases of $17.0 million. These increases were partially offset by a favorable decrease of overhead of $2.5 million from lower bad debt costs in Russia.

Provision for income taxes. The provision for income taxes for the three months ended March 31, 2009 was a tax expense of $5.2 million on pretax income of $13.6 million as compared to tax expense of $11.7 million on pretax income of $45.2 million for the three months ended March 31, 2010. The lower effective tax rates were 37.9% and 25.8% for the three months ended March 31, 2009 and 2010, respectively. The decrease in the effective tax rate is primarily due to jurisdictional shifts of income, and changes in the utilization of attributes and related changes to valuation allowances.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

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

During the three months ended March 31, 2010, the average exchange rate for the Brazilian real, Mexican peso and the South African rand increased significantly, about 28.5%, 12.5% and 32.3%, respectively, when compared to their respective average exchange rates for 2009. During the three months ended March 31, 2010 the euro and British pound increased roughly 6.0% and 8.7%, respectively, when compared to their average exchange rates for 2009.

For net sales of industrial materials, the impact of changes in the average exchange rates for the period was an increase of $2.4 million in the three months ended March 31, 2010. For the cost of industrial materials, the impact of these events was an increase of $17.0 million in the three months ended March 31, 2010.

As part of our cash management, we also have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Operations.

We had a net total currency gain of $6.4 million in the three months ended March 31, 2009 as compared to a net total currency gain of $3.7 million in the three months ended March 31, 2010, mainly due to the remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities.

We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by changes in currency exchange rates, as described under “Item 3–Quantitative and Qualitative Disclosures about Market Risk”.

Liquidity and Capital Resources

Global capital markets have been, and continue to be, disrupted and volatile. The cost and availability of funding has been and may continue to be adversely affected by illiquid credit markets. We believe that we have adequate liquidity to meet all of our present needs subject to our need to refinance

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

our Revolving Facility prior to its scheduled expiration on July 15, 2010 based on our anticipated business needs (see footnote 17, “Subsequent Events” on page 18 for a further discussion of our completion of the refinancing of our senior secured revolving credit facility). Continued turbulence in the U.S. and international financial markets, however, could adversely affect the cost and availability of financing to us in the future.

Our financing obligations are as follows:

	At December 31, 2009	At March 31, 2010
	(Dollars in thousands)
Short-term debt	$1,113	$—
Supply chain financing liability	14,404	39,073

Total current financing liabilities	15,517	39,073

Long-term debt	1,467	1,327

Total financing liabilities	$16,984	$40,400

At March 31, 2010, we had cash and cash equivalents of $88.5 million, long-term debt of $1.3 million and stockholders’ equity of $600.4 million. We also have approximately $35.9 million of working capital liquidity available to us through our factoring and supply chain financing arrangements and $209.5 million available through our Revolving Facility currently in place as described below. As part of our cash management activities, we manage accounts receivable credit risk, collections, and accounts payable vendor terms to maximize our free cash at any given time and minimize accounts receivable losses.

During the quarter our sources of funds have consisted principally of cash flow from operations, debt, and supply chain financings. Our uses of those funds (other than for operations) have consisted principally of capital expenditures, purchases of treasury shares and other obligations. As of March 31, 2010, we have several future obligations accrued that will utilize a significant amount of such funds. These obligations include our employee incentive compensation payout of approximately $21.1 million, which will be paid during the second quarter of 2010. We also plan to contribute approximately $1.0 million to our pension plans during the second quarter 2010.

We have an accounts receivable factoring arrangement in place that provides additional working capital liquidity of up to $25 million. During the three months ended March 31, 2009 certain subsidiaries sold receivables totaling $13.8 million. All such receivables were sold without recourse, and no amount of accounts receivable sold are recorded in the Consolidated Balance Sheet. We did not sell any receivables under this arrangement during the three months ended March 31, 2010.

Lower sales volumes for our products and reduced credit quality of our customers may limit the amount of receivables that we sell in the future. Our current receivable sales facility provides for the sale of certain customer accounts receivable and has a limit of $25 million. The facility automatically renews for a one year period on June 30, 2010 and each year thereafter unless a termination notice is sent by either party 30 days prior to the applicable June 30.

During 2008, we entered into a supply chain financing arrangement with a financing party that provides additional working capital liquidity of up to $50 million. Under this arrangement, we essentially assigned our rights to purchase needle coke from our supplier to the financing party. The financing party purchases the product from our supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment for this needle coke will include a mark up (the “Mark-Up”). The Mark-Up is subject to quarterly reviews. In effect, we have a longer period of time to pay the financing party than by purchasing directly from the supplier which helps us maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. During the three months ended March 31, 2010, the financing party invoiced us $51.2 million and we repaid $24.7 million for purchases of inventory under this arrangement, including a Mark-Up of $0.4 million. This agreement is subject to termination 90 days after notice is sent by either party.

In the event that operating cash flow, the sales of receivables and the financing of needle coke purchases fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would be made up by increased borrowings under our Revolving Facility.

We use cash and cash equivalents, cash flow from operations, funds from receivable factoring arrangements, supply chain financing, and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as well as cash on hand as our primary sources of liquidity. The Revolving Facility is secured, and provides for maximum

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

borrowings of up to $215.0 million and, subject to certain conditions (including a maximum senior secured leverage ratio test), an accordion feature that permits GrafTech Finance to establish additional credit facilities thereunder in an aggregate amount, together with the Revolving Facility, of up to $425 million.

The Revolving Facility matures in July 2010. See footnote 17, “Subsequent Events” on page 18 for a further discussion of our completion of the refinancing of our senior secured revolving credit facility.

At March 31, 2010, there were no borrowings drawn from the Revolving Facility, and $209.5 million was available (after consideration of outstanding letters of credit of $5.5 million). It is possible that our future ability to borrow under the Revolving Facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Revolving Facility.

At March 31, 2010, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable. These covenants include maintaining an interest coverage ratio of at least 1.75 and a maximum senior secured leverage ratio of 2.25 based on a rolling average of the prior four quarters. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants through maturity of the facility. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

At March 31, 2010 we had outstanding letters of credit of $6.8 million under a $10 million Letter of Credit facility with another commercial bank.

At March 31, 2010, approximately 88% all of our debt outstanding consists of fixed rate obligations compared with 83% at December 31, 2009.

On January 14, 2010, S&P upgraded our corporate rating by two notches to BB+ and our senior secured debt rating to BBB. On April 14, 2010, Moody’s Investors Services moved our rating outlook to positive from stable, assigned a Ba1 rating to our new senior secured Revolving Credit Facility, and affirmed our Ba2 corporate rating. These ratings reflect the current views of these rating agencies, and no assurance can be given that these ratings will continue for any given period of time. However, we monitor our financial condition as well as market conditions that could ultimately affect our credit ratings.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Typically, our cash flow from operations fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, and other factors.

Certain of our obligations could have a material impact on our liquidity. Cash flow from operations services payment of our obligations, including our incentive compensation program payout in the second quarter of 2010, thereby reducing funds available to us for other purposes. Although we currently have no borrowings drawn under the Revolving Facility, continued improvement, or another downturn, in the global economy may require increased borrowings under our Revolving Facility, particularly if our accounts receivable and supply chain financing arrangements are terminated. If the economy continues to improve, we should experience improved results of operations and cash flows, yet could require significant cash requirements to purchase inventories and pay other obligations as accounts receivable increase. A downturn could significantly negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.

As described on page 18 in footnote 17, “Subsequent Event”, we have entered into an agreement and plan of merger with Seadrift and certain of its partners to acquire all of the equity interests of Seadrift that we do not already own. At the same time, we entered into an agreement and plan of merger with C/G Electronics, LLC and certain of its members to acquire all of its outstanding equity interests. The consideration to be paid for Seadrift will consist of $78.5 million in cash (subject to working capital adjustments), 12 million new shares of our common stock, and no coupon, senior subordinated promissory notes in an aggregate face amount of $100 million due in 2015. Subject to similar adjustments, the consideration to be paid for C/G Electrodes, LLC will consist of $152.5 million in cash, 12 million new shares of our common stock, and no coupon, senior subordinated promissory notes in an aggregate face amount of $100 million due in 2015. Approximately $185 million of the cash consideration to be paid in connection with the transactions will be funded through borrowings under our principal revolving credit facility, as amended and restated on April 29, 2010. The balance of the cash purchase portion of the purchase price will be paid from cash on hand.

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

The Demand Notes were repaid in full with interest on March 31, 2010 and the obligation to make any further loans or advances had ceased and terminated.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

We have not engaged in or been a party to any other material transactions with affiliates or related parties except for transactions with our current or former subsidiaries and compensatory transactions with directors and officers (including employee benefits, stock option and restricted stock grants, compensation deferral, executive employee loans and stock purchases).

Cash Flows.

The following is a discussion of our cash flow activities:

	For the Three Months Ended March 31,
	2009	2010
	(Dollars in millions)
Cash flow provided by (used in):
Operating activities	$14.3	$20.4
Investing activities	(13.0)	(4.5)
Financing activities	(6.5)	23.0

Operating Activities

Cash flow from operating activities represents cash receipts and cash disbursements related to all our activities other than to investing and financing activities. Operating cash flow is derived by adjusting net income for:

•

Non-cash items such as depreciation and amortization; post retirement obligation, severance and pension plan changes; stock-based compensation charges; equity in losses of our non-consolidated affiliate

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

We continue to maximize our operating cash flows by continuing to improve those working capital items that are most directly affected by changes in sales volume, such as accounts receivable, inventories and accounts payable.

During the three months ended March 31, 2009, changes in working capital resulted in a net source of funds of $1.6 million which was impacted by:

•

cash inflows from a $69.1 million decrease in accounts receivable, net of factoring of $(15.9) million, which are primarily attributable to decreased sales, credit risk policies, and cash collection efforts;

•	cash inflows from a $4.0 million decrease in inventory on hand; and

•	cash outflows of $55.6 million for accounts payable and accruals due to the decrease in inventory purchases and the timing of payments.

During the three months ended March 31, 2010, changes in working capital resulted in a net use of funds of $26.5 million which was impacted by:

•

cash outflows of $7.6 million from the increase in accounts receivable, net of the cash inflows of factoring of $1.1 million, which are due primarily to increased sales for the period and the limited use of factoring;

•	cash outflows for inventories of $21.0 million primarily due to the increased sales volume; and

•	net cash inflows of $4.6 million from an increase in accounts payable and accruals through normal operations and inventory purchases.

Other items that affected our cash balance during the quarter ended March 31, 2010 included a Federal income tax payment in the United States of $4.1 million and a $5.2 million income tax payment in Switzerland, a franchise tax refund of $0.5 and a cash interest savings of $0.5 million, due to our reduced debt levels.

Investing Activities.

Net cash used in investing activities was $13.0 million during the three months ended March 31, 2009 which was mainly attributable to capital expenditures of $12.6 million.

Net cash used in investing activities was $4.5 million during the three months ended March 31, 2010 and included capital expenditures of $10.8 million, which was offset by proceeds received on our loan to our non-consolidated affiliate of $6.0 million.

Financing Activities.

Net cash flow used in financing activities was $6.5 million during the three months ended March 31, 2009 and included net repayments under our supply chain financing arrangement of $24.7 million, offset by net borrowings under our Revolver Facility of $15.0 million and other short-term debt arrangements of $3.6 million.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Net cash flow provided by financing activities was $23.0 million during the three months ended March 31, 2010 and included net borrowings under our supply chain financing arrangement of $24.7 million, offset by purchases of treasury shares of $1.1 million and other short-term debt arrangements of $1.1 million.

Restrictions on Dividends and Stock Repurchases

A description of the restriction on our ability to pay dividends and our ability to repurchase common stock is set forth under “Item 5 – Dividend Policies and Restrictions” in the Annual Report and such description is incorporated herein by reference. Such description contains all of the information required with respect thereto.

Recent Accounting Pronouncements

We discuss recently adopted accounting standards on page 6 in Note 2, “New Accounting Standards” of Notes to the Consolidated Financial Statements.

Description of Our Financing Structure

We discuss our financing structure in more detail on page 13 in Note 9, “Long-Term Debt and Liquidity” of Notes to the Consolidated Financial Statements.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

Currency Rate Management. We enter into foreign currency instruments from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, net, relating to non-dollar denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments, which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. Forward exchange contracts and purchased currency options are carried at market value. The outstanding contracts at December 31, 2009 and March 31, 2010 represented a net unrealized loss of $0.1 million and a net unrealized gain of $0.3 million, respectively.

Commercial Energy Rate Management. We periodically enter into natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. The outstanding contracts at December 31, 2009 and March 31, 2010 represented a net unrealized gain of $0.1 million and a net unrealized loss of $0.3 million, respectively.

Interest Rate Risk Management. We periodically implement interest rate management initiatives to seek to minimize our interest expense and the risk in our portfolio of fixed and variable interest rate obligations. We currently do not have any such contracts outstanding.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

We periodically enter into agreements with financial institutions that are intended to limit, or cap, our exposure to incurrence of additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure.

Sensitivity Analysis. We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates on gross margin and changes in interest rates on interest expense. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for the three months ended March 31, 2010 by about $2.2 million. Due to our reduced levels of outstanding debt, a hypothetical increase in interest rates of 1,000 basis points (10%) would have a nominal impact of less than $0.1 million on our interest expense for the three months ended March 31, 2010.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level as of March 31, 2010.

Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2010 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings

The information required by this Item is set forth on page 15 in Note 14, “Contingencies” of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2010	—	$—	—	2,051,905
February 1 through February 28, 2010	91,128	12.49	—	2,051,905
March 1 through March 31, 2010	—	—	—	2,051,905

Item 5. Other Information

Entry into a Material Definitive Agreement.

On April 29, 2010, we, and certain of our subsidiaries, entered into an agreement and plan of merger with Seadrift Coke, L.P., a Delaware limited partnership (“Seadrift”), and certain of its partners, to acquire all of the equity interests of Seadrift that we do not already own. We currently own limited partnership units constituting approximately 18.9% of the equity interests in Seadrift. Seadrift is the world’s second largest producer of petroleum-based needle coke, the primary raw material used to manufacture graphite electrodes. At the same time, we, and certain of our subsidiaries, entered into an agreement and plan of merger with C/G Electrodes, LLC, a Delaware limited liability company (“C/G”), and certain of its members. C/G is the only U.S. owned and operated manufacturer of large diameter UHP graphite electrodes used in the electric arc furnace steel making process.

The consideration to be paid for Seadrift will consist of $78.5 million in cash less debt (subject to working capital adjustments), 12 million New GTI Shares (subject to adjustments for stock splits, reverse stock splits or similar transactions) and non-interest, senior subordinated promissory notes in an aggregate face amount of $100 million due in 2015. The consideration to be paid for C/G will consist of $152.5 million in cash less debt (subject to working capital adjustments), 12 million New GTI Shares and non-interest bearing, senior subordinated promissory notes in an aggregate face amount of $100 million due in 2015. Approximately $185 million of the cash consideration to be paid in connection with the transactions will be funded through borrowings under our principal revolving credit facility, as amended and restated on April 29, 2010. The balance of the cash portion of the purchase price will be paid from cash on hand. The New GTI Shares delivered to the former owners of Seadrift and C/G will not be registered under the Securities Act. The New GTI Shares will be delivered on the respective dates that the acquisitions of Seadrift and C/G are completed.

In connection with the acquisitions, GrafTech will reorganize into a new holding company structure (the “Reorganization”) pursuant to agreements and plans of merger and Section 251(g) of the General Corporation Law of the State of Delaware. The new holding company will be identical to our existing holding company, GrafTech, in all material respects, including its Board of Directors, management and capital structure. At the closing of the mergers, all outstanding shares of our common stock will automatically be converted into identical common stock representing the same percentage ownership of and voting rights in the new holding company, which will also be a Delaware corporation.

To effect the Reorganization GrafTech formed the new Delaware holding company as a wholly owned subsidiary, which in turn formed a wholly owned subsidiary, GrafTech Delaware I Inc., (“Acquisition Sub”), and two other wholly owned subsidiaries which will merge with and into C/G and Seadrift, respectively. Pursuant to the agreements and plans of merger, GrafTech will then merge with and into Acquisition Sub (the “Merger”), with GrafTech being the surviving entity. In the Merger, each share of the common stock of Acquisition Sub issued and outstanding immediately prior to the Merger and held by the new Delaware holding company will be converted into and exchanged for a share of GrafTech’s common stock (each, an “Old GTI Share”), Acquisition Sub’s corporate existence will cease and GrafTech will become a wholly-owned subsidiary of the new holding company. Each Old GTI Share issued and outstanding immediately prior to the Reorganization will convert into and be exchanged for one share, par value $0.01 per share, of common stock of the new Delaware holding company (each, a “New GTI Share”), having the same rights, powers, preferences, qualifications, limitations and restrictions as the Old GTI Shares. Immediately after the Merger, the new Delaware holding company will be renamed GrafTech International Ltd. and the name of GrafTech will be changed to GrafTech Holdings Inc.

The certificate of incorporation and bylaws of the new Delaware holding company will be identical to those of GrafTech, and the directors and officers of the new holding company will be identical to the directors and officers of GrafTech immediately prior to consummation of the Merger. GrafTech’s stockholders will not recognize gain or loss for United States federal income tax purposes upon the Reorganization. Stockholder approval is not required to effect the Reorganization. Stockholders do not and will not have dissenters’ rights or appraisal rights in connection with the Reorganization. The New GTI Shares to be issued to GrafTech’s stockholders in connection with the Reorganization will be registered pursuant to a registration statement on Form S-4.

The agreements and plans of merger will contain customary representations and warranties, most of which will not survive the effective time of the relevant mergers.

The acquisitions are subject to customary conditions, including expiration of the waiting period under the Hart-Scot-Rodino Antitrust Improvements Act of 1976. The C/G acquisition is also subject to the consummation of the Seadrift acquisition. The owners of Seadrift and C/G receiving New GTI Shares will enter into a registration rights and stockholder agreement (the “Stockholder Agreement”) as a condition of the closing that will subject them to customary standstill provisions and certain restrictions on the sale of their New GTI Shares in addition to the limitations provided by applicable securities laws. Following the consummation of both the Seadrift and C/G acquisitions, the current controlling owners of Seadrift and C/G will have the right to nominate a director for the Board of Directors of the new Delaware holding company so long as such stockholders continue to own 12 million or more New GTI Shares.

The new Delaware holding company will be the successor issuer of GrafTech for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and the filings made by GrafTech thereunder. Pursuant to Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the new Delaware holding company will be the successor issuer of GrafTech with respect to Old GTI Shares, which were registered pursuant to Section 12(g) of the Exchange Act. Pursuant to such rule, the New GTI Shares will be deemed to be registered pursuant to Section 12(g) of the Exchange Act.

The senior subordinated promissory notes will be issued by the new Delaware holding company on the date that the acquisitions are effective and will mature on the fifth anniversary of the closing. We may redeem or prepay the senior subordinated promissory notes at any time for the principal amount of such senior subordinated promissory notes. The aggregate face amount of senior subordinated promissory notes that may be issued to the former owners of Seadrift and C/G is $200 million. The senior subordinated promissory notes will not have coupon payment and all amounts due under such senior subordinated promissory notes will be due at their maturity date.

The holders of the senior subordinated promissory notes may accelerate the due date if (i) a petition under any bankruptcy, insolvency, reorganization, arrangement, receivership or similar law is filed against or by the new Delaware holding company or any of its significant subsidiaries, (ii) the new Delaware holding company or any of its significant subsidiaries is wound up, liquidated or dissolved, (iii) failure to pay any amounts due under the senior subordinated promissory notes, (iv) there is a change in control of the new Delaware holding company as a result of a merger, consolidation, combination or sale of substantially all of its assets or (v) the acceleration by the holders of the senior indebtedness or the new Delaware holding company or any of its significant subsidiaries in excess of $50,000,000.

The senior subordinated promissory notes will not be registered under the Securities Act, and will not be transferable absent an exemption from the Securities Act.

The senior subordinated promissory notes will be subordinated and junior to all of our senior indebtedness, and senior to all of our subordinated indebtedness. Senior indebtedness excludes intercompany indebtedness and any modifications to, or refinancing of, senior indebtedness or guarantees thereof, if, on the date of incurrence of such modification or refinancing, and after giving effect thereto, the ratio of GrafTech’s consolidated indebtedness less consolidated cash and cash equivalents divided by its “Consolidated EBITDA” as defined under GrafTech’s amended and restated revolving credit facility is greater than 4:00 to 1.00.

The senior subordinated promissory notes will be guaranteed on a subordinated basis by C/G and Seadrift and by GrafTech International Holdings Inc., our principal domestic operating company.

Reference also is made to the notes on forward-looking statements contained after the captions “Risk Factors” and “Forward Looking Statements” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, unless required by law.

Entry into a Material Definitive Agreement and Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On April 29, 2010, GrafTech, GrafTech Global Enterprises Inc. (“GrafTech Global”), GrafTech Finance Inc. (“GrafTech Finance”) and GrafTech Switzerland S.A. (“Swissco”) entered into an Amended and Restated Credit Agreement dated as of April 29, 2010, among GrafTech, GrafTech Global, GrafTech Finance, Swissco and the LC Subsidiaries from time to time party thereto, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank (the “Credit Agreement”).

As amended and restated, the Credit Agreement provides for, among other things, an extension until April 29, 2013 of the maturity of the senior secured revolving credit facility in the initial amount of $260 million (the “Revolving Facility”), additional flexibility for investments and acquisitions and, subject to certain conditions, an “accordion feature” that permits GrafTech Finance and Swissco to establish additional credit facilities thereunder in an aggregate amount, together with the Revolving Facility, of up to $390 million.

The Revolving Facility provides for revolving loans (and for swingline loans in aggregate principal amount at any time not to exceed $25 million) to GrafTech Finance and Swissco in an aggregate principal and stated amount not to exceed $260 million at any time. The Revolving Facility also provides capacity for issuance of letters of credit for the accounts of GrafTech Finance, Swissco and other designated subsidiaries for an amount not exceeding $35 million. Revolving and swingline loans and letters of credit may be denominated in dollars, euros and certain other currencies and are available for working capital and other general corporate purposes.

The interest rate applicable to the Revolving Facility is, at GrafTech’s option, either LIBOR plus a margin ranging from 2.50% to 3.50% (depending on our total net leverage ratio and/or senior unsecured rating) or, in the case of dollar denominated loans, the alternate base rate plus a margin ranging from 1.50% to 2.50% (depending upon such ratio or rating). The alternate base rate is the highest of (i) the prime rate announced by JP Morgan Chase Bank, N.A., (ii) the federal fund effective rate plus 0.50% and (iii) the London interbank offering rate (as adjusted) for a one-month interest period plus 1.00%. GrafTech Finance and Swissco pay a per annum fee ranging from 0.375% to 0.750% (depending on such ratio or rating) on the undrawn portion of the commitments under the Revolving Facility.

The Revolving Facility permits voluntary prepayments (without reducing availability for future revolving borrowings) and voluntary commitment reductions at any time, in each case without premium or penalty.

Proceeds of revolving loans to be used by any foreign subsidiary will be borrowed by Swissco and the proceeds of borrowings by GrafTech Finance will only be used in the business of GrafTech and its domestic subsidiaries conducted in the United States.

The obligations of GrafTech Finance under the Revolving Facility are secured (with certain exceptions) by first priority security interests in all of the assets of GrafTech Finance. The obligations of Swissco under the Revolving Facility are secured (with certain exceptions) by first priority security interests in certain assets of Swissco and a pledge of stock in most of GrafTech’s foreign subsidiaries.

The obligations of GrafTech Finance and Swissco under the Revolving Facility are guaranteed by GrafTech and each of GrafTech’s other domestic subsidiaries. These guarantees are secured by first priority security interests in all of GrafTech’s assets and that of its domestic subsidiaries including all of the outstanding capital stock of GrafTech Global and GrafTech Finance, 65% of the capital stock of Swissco and 100% of the capital stock of Swissco’s foreign subsidiaries.

Each guarantee of the Revolving Facility is full, unconditional and, joint and several. Payment under the guarantees could be required immediately upon the occurrence of an event of default in respect of the guaranteed obligations.

The Revolving Facility contains a number of significant covenants that, among other things, significantly restrict GrafTech’s ability to sell assets, incur additional debt, repay or refinance other debt or amend other debt instruments, create liens on assets, enter into sale and lease back transactions, make investments or acquisitions, engage in mergers or consolidations, make capital expenditures, engage in transactions with affiliates, pay dividends to stockholders of GrafTech or make other restricted payments, and other corporate activities. The covenants include financial covenants relating to specified minimum interest coverage and maximum net senior secured debt leverage ratios (which is the ratio of GrafTech’s net senior secured debt to EBITDA (as defined in the Credit Agreement).

Under the Revolving Facility, GrafTech is permitted to pay dividends and repurchase common stock in an aggregate amount (cumulative from April 2010) equal up to $75 million (or $300 million, if certain leverage ratio requirements are satisfied), plus, each year, an aggregate amount equal to 50% of the consolidated net income in the prior year.

In addition to the failure to pay principal, interest and fees when due, events of default under the Revolving Facility include: failure to comply with applicable covenants; failure to pay when due, or other defaults permitting acceleration of, other indebtedness exceeding $17.5 million or, to the extent effected with lenders under the Revolving Facility, cash management arrangements or interest rate, exchange rate or commodity price derivatives; failure to comply with guarantee and collateral requirements; judgment defaults in excess of $17.5 million to the extent not covered by insurance; certain events of bankruptcy; and certain changes in control.

GrafTech paid the lenders a customary fee for entering into the Credit Agreement.

Also, in connection with the execution of the Credit Agreement, we have entered into an amended and restated Security Agreement; Guarantee Agreement; Indemnity, Subrogation and Contribution Agreement; Domestic Pledge Agreement; and Intellectual Property Security Agreement, in each case, dated as of the date hereof, whereby GrafTech and each of its existing and future domestic subsidiaries (with certain exceptions) guaranteed and secured the obligations under the Credit Agreement with all of their assets (with certain exceptions).

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 6. Exhibits

The exhibits listed in the following table have been filed as part of this Report.

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark R. Widmar, Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark R. Widmar, Vice President and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.

Date: April 29, 2010	By:	/s/ Mark R. Widmar
Mark R. Widmar
Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark R. Widmar, Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark R. Widmar, Vice President and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document