Form 10-Q
period 2010-06-30
GRAFTECH INTERNATIONAL LTD
filed 2010-07-29
CIK 931148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2010

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

As of July 19, 2010, 120,964,116 shares of common stock, par value $.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	At December 31, 2009	At June 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$50,181	$63,376
Accounts and notes receivable, net of allowance for doubtful accounts of $4,545 at December 31, 2009 and $3,888 at June 30, 2010	117,620	153,837
Inventories	245,511	267,463
Loan to non-consolidated affiliate	6,000	—
Prepaid expenses and other current assets	9,586	11,305

Total current assets	428,898	495,981

Property, plant and equipment	982,173	955,213
Less: accumulated depreciation	610,182	595,215

Net property, plant and equipment	371,991	359,998
Deferred income taxes	11,437	21,790
Goodwill	9,037	8,687
Other assets	7,298	11,692
Investment in non-consolidated affiliate	63,315	64,225
Restricted cash	632	386

Total assets	$892,608	$962,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,928	$42,622
Short-term debt	1,113	—
Accrued income and other taxes	38,977	43,784
Supply chain financing liability	14,404	44,008
Other accrued liabilities	91,907	93,071

Total current liabilities	180,329	223,485

Long-term debt	1,467	1,230
Other long-term obligations	108,267	101,191
Deferred income taxes	25,486	24,473
Contingencies – Note 14
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 225,000,000 shares authorized, 124,027,399 shares issued at December 31, 2009 and 124,596,168 shares issued at June 30, 2010	1,240	1,246
Additional paid-in capital	1,300,051	1,306,920
Accumulated other comprehensive loss	(305,644)	(348,844)
Accumulated deficit	(305,202)	(232,352)
Less: cost of common stock held in treasury, 3,974,345 shares at December 31, 2009 and 4,065,473 at June 30, 2010	(112,511)	(113,649)
Less: common stock held in employee benefit and compensation trusts, 71,493 shares at December 31, 2009 and 73,691 shares at June 30, 2010	(875)	(941)

Total stockholders’ equity	577,059	612,380

Total liabilities and stockholders’ equity	$892,608	$962,759

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2010	2009	2010
Net sales	$157,774	$254,854	$291,800	$470,518
Cost of sales	112,086	180,127	213,986	327,688

Gross profit	45,688	74,727	77,814	142,830
Research and development	3,109	3,191	5,177	5,726
Selling and administrative expenses	23,095	32,308	44,730	54,819

Operating income	19,484	39,228	27,907	82,285

Equity in losses (earnings) and write-down of investment in non-consolidated affiliate	54,602	(1,684)	53,390	(910)
Other expense (income), net	3,270	(8,596)	(2,264)	(11,855)
Interest expense	1,421	1,296	3,068	2,202
Interest income	(184)	(507)	(301)	(1,068)

(Loss) income before provision for income taxes	(39,625)	48,719	(25,986)	93,916
(Benefit) provision for income taxes	(2,534)	9,397	2,636	21,066

Net (loss) income	$(37,091)	$39,322	$(28,622)	$72,850

Basic (loss) income per common share:
Net (loss) income per share	$(0.31)	$0.33	$(0.24)	$0.61

Weighted average common shares outstanding	119,893	120,340	119,402	120,395

Diluted (loss) income per common share:
Net (loss) income per share	$(0.31)	$0.32	$(0.24)	$0.60

Weighted average common shares outstanding	119,893	121,088	119,402	121,083

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2009	2010
Cash flow from operating activities:
Net (loss) income	$(28,622)	$72,850
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	16,202	18,697
Deferred income tax provision (benefit)	848	(8,242)
Equity in losses (earnings) and write-down of investment in non-consolidated affiliate	53,390	(910)
Post-retirement and pension plan changes	5,398	4,689
Currency (gains)	(3,682)	(14,768)
Stock-based compensation, including incentive compensation paid in company stock	4,958	3,404
Interest expense	660	1,029
Other charges, net	12,599	2,416
Dividends from non-consolidated affiliate	122	—
Decrease (increase) in working capital*	3,403	(60,912)
(Increase) in long-term assets and liabilities	(4,845)	(4,318)

Net cash provided by operating activities	60,431	13,935

Cash flow from investing activities:
Capital expenditures	(29,964)	(30,282)
Proceeds from repayments of loan to non-consolidated affiliate	—	6,000
Proceeds (payments) from derivative instruments	263	(120)
Net change in restricted cash	(19)	246
Other	69	203

Net cash used in investing activities	(29,651)	(23,953)

Cash flow from financing activities:
Short-term debt borrowings (reductions), net	2,529	(892)
Revolving Facility borrowings	114,715	—
Revolving Facility reductions	(112,000)	—
Principal payments on long-term debt	(129)	(56)
Supply chain financing	(30,115)	29,604
Proceeds from exercise of stock options	57	1,015
Purchase of treasury shares	—	(1,138)
Excess tax benefit from stock-based compensation	10	1,037
Long-term financing obligations	(536)	(562)
Revolver facility refinancing cost	—	(4,392)

Net cash (used in) provided by financing activities	(25,469)	24,616

Net increase in cash and cash equivalents	5,311	14,598
Effect of exchange rate changes on cash and cash equivalents	654	(1,403)
Cash and cash equivalents at beginning of period	11,664	50,181

Cash and cash equivalents at end of period	$17,629	$63,376

* Net change in working capital due to the following components:
Decrease (increase) in current assets:
Accounts and notes receivable, net	$73,693	$(44,569)
Effect of factoring of accounts receivable	(15,818)	(1,115)
Inventories	30,467	(42,913)
Prepaid expenses and other current assets	(841)	(2,884)
Restructuring payments	(11)	(232)
(Decrease) increase in accounts payables and accruals	(84,101)	30,829
Increase (decrease) in interest payable	14	(28)

Decrease (increase) in working capital	$3,403	$(60,912)

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

Transfers of Financial Assets

In June 2009 the FASB amended the accounting guidance for determining whether a transfer of a financial asset qualifies for sale accounting. The prospective adoption of this guidance to our accounts receivable factoring arrangement beginning January 1, 2010 had no impact on our consolidated financial position or results of operations.

(3)	Stock-Based Compensation

In the three months ended June 30, 2009 and 2010, we recognized $0.8 million and $1.6 million, respectively, in stock-based compensation expense. A majority of the expense, $0.7 million and $1.5 million respectively, was recorded as selling and administrative expenses in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales and research and development.

In the six months ended June 30, 2009 and 2010, we recognized $1.3 million and $3.4 million, respectively, in stock-based compensation expense. A majority of the expense, $1.2 million and $3.1 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales and research and development.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2010, the total compensation cost related to non-vested restricted stock and stock options not yet recognized was $10.7 million, which will be recognized over the weighted average life of 1.65 years.

Restricted Stock and Performance Shares

Restricted stock activity under the plans for the six months ended June 30, 2010 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2010	1,146,256	$12.07
Granted	109,163	13.66
Vested	(353,566)	7.19
Forfeited	(6,620)	10.61

Outstanding at June 30, 2010	895,233	$14.20

Stock Options

Stock option activity under the plans for the six months ended June 30, 2010 was as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2010	1,512,538	$9.80
Granted	15,400	14.67
Exercised	(111,820)	9.07
Forfeited	(27,451)	15.81

Outstanding at June 30, 2010	1,388,667	$9.79

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4)	Earnings Per Share

The following table shows the information used in the calculation of our share counts for basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2010	2009	2010
Weighted average common shares outstanding for basic calculation	119,892,961	120,340,272	119,401,815	120,395,405
Add: Effect of stock options and restricted stock	—	748,148	—	687,099

Weighted average common shares outstanding for diluted calculation	119,892,961	121,088,420	119,401,815	121,082,504

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.

The weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 227,000 in the three months ended June 30, 2010 and 232,000 shares in the six months ended June 30, 2010 because the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

There is no dilution for the three or six months ended June 30, 2009 as we were in a net loss position for both periods.

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

Engineered Solutions. Engineered Solutions include advanced graphite materials products for the transportation, solar, and oil and gas exploration industries, as well as natural graphite products for electronic thermal management applications.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize financial information concerning our reportable segments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2010	2009	2010
	(Dollars in thousands)		(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$129,834	$208,723	$234,355	$391,146
Engineered Solutions	27,940	46,131	57,445	79,372

Total net sales	$157,774	$254,854	$291,800	$470,518

Segment operating income:
Industrial Materials	$16,369	$34,334	$23,158	$76,169
Engineered Solutions	3,115	4,894	4,749	6,116

Total segment operating income	19,484	39,228	27,907	82,285

Reconciliation of segment operating income to income (loss) before provision for income taxes

Equity in losses (earnings) and write-down of investment in non-consolidated affiliate	54,602	(1,684)	53,390	(910)
Other expense (income), net	3,270	(8,596)	(2,264)	(11,855)
Interest expense	1,421	1,296	3,068	2,202
Interest income	(184)	(507)	(301)	(1,068)

(Loss) income before provision for income taxes	$(39,625)	$48,719	$(25,986)	$93,916

(6)	Investment in and Loan to Non-Consolidated Affiliate

Acquisition

On June 30, 2008, we acquired 100% of the common stock of Falcon-Seadrift Holding Corp., now named GrafTech Seadrift Holding Corp. (“GTSD”). The principal asset of GTSD is limited partnership units constituting approximately 18.9% of the equity interests of Seadrift Coke L.P. (“Seadrift”), a privately-held producer of needle coke, the primary raw material used in the manufacture of graphite electrodes. Seadrift is one of the nine firms in the world producing ultra-high power grade needle coke. Needle coke is a critical raw material required to produce a graphite electrode and represents approximately 45% of our total cost to produce graphite electrodes. At the time of the acquisition, industry sales of graphite electrodes were at an all-time high and needle coke production was at or near full capacity. The risk availability and rising cost of needle coke was creating a potentially compelling threat to the profitability and growth of our business model. In order to partially hedge the impact of rising needle coke cost and, more importantly, to potentially position ourselves to gain a controlling interest, we purchased our 18.9% ownership interest in Seadrift.

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

We accounted for the acquisition of GTSD as the acquisition of an asset – limited partnership units in Seadrift – rather than as a business combination. Because the amount we paid for the limited partnerships units exceeded their tax basis we were required to recognize a deferred tax liability for this difference. We increased the carrying value of our investment by $41.8 million to recognize the deferred tax liability applicable to the difference between the amount we paid and the tax basis of the Seadrift limited partnership units. At the time of the acquisition we had a deferred tax asset valuation allowance. The accounting for the acquisition of Seadrift resulted in a taxable temporary difference that is expected to reverse during the same period that our deferred tax assets are expected to reverse. Accounting guidance required us to reduce our preexisting valuation allowance and decrease the carrying value of our investment in Seadrift by $22.4 million. The net result was an increase in the initial carrying amount for the investment in Seadrift of $19.4 million.

Equity in Losses (Earnings) and Summarized Financial Information

Seadrift is a pass-through entity. We account for our investment in Seadrift using the equity method of accounting. Our equity in losses (earnings) is based on Seadrift’s results of operations with a one-month lag because its accounting close and financial statement preparation cycle occurs subsequent to our reporting deadline for our corresponding cycle. We include material intervening events and an estimate for the effect of Seadrift’s LIFO inventory accounting on interim periods.

Our statement of operations included our equity in the losses of Seadrift, on a one-month lag, of $0.4 million during the three months ended June 30, 2009 and our equity in the earnings of Seadrift, on a one-month lag, of $2.2 million during the three months ended June 30, 2010, as well as the amortization of the difference between our cost of the investment and the net assets of Seadrift assigned to the long-lived assets of $1.3 million and $0.5 million for the three months ended June 30, 2009 and 2010, respectively. Our statement of operations for the six months ended June 30, 2009 and June 30, 2010 includes our equity in the earnings of Seadrift, on a one-month lag, of $2.1 million and of $1.9 million, respectively, as well as the amortization of the difference between our cost of the investment and the net assets of Seadrift assigned to the long-lived assets of $2.7 million and $1.0 million for the six months ended June 30, 2009 and 2010, respectively.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows summarized financial information for Seadrift on a one-month lag, including adjustments for material intervening events, for the three and six months ended June 30, 2009 and 2010:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2010	2009	2010
	(Dollars in thousands)		(Dollars in thousands)
Net sales	$9,736	$39,911	$52,651	$62,700
Gross profit	796	14,006	19,182	16,937
Net (loss) income	(2,346)	10,912	11,120	10,037

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

At June 30, 2009, we determined that Seadrift’s reported and projected operating losses were triggering events requiring us to assess if there was a loss in value that is other than temporary. The fair value of Seadrift reflected reductions in the estimated future cash flows based on a lower expectation of volume and reduced growth and profitability resulting primarily from the continued downturn in the economy. At June 30, 2009, we determined that the fair value of the investment was less than our carrying value and that the loss in value was other than temporary. We recorded a $52.8 million noncash impairment to recognize this other than temporary loss in value. Because the impairment reduced the difference between the carrying amount of our investment and its tax basis, we recorded a net tax benefit of $7.4 million representing the net change of the deferred tax liability and the restoration of the valuation allowance recognized at the acquisition. We also determined that for each one percentage point change in the discount rate the fair value of our investment would be changed by approximately $2.8 million and that for each 0.25% percentage point decrease in the long-term growth rate the fair value of our investment would be changed by approximately $1.6 million.

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

On March 31, 2010 Seadrift fully repaid the $6.0 million loan to us and the obligation to make any further loans or advances ceased and terminated.

On April 28, 2010, we, and certain of our subsidiaries, entered into an agreement and plan of merger with Seadrift, and certain of its partners, to acquire all of the equity interests of Seadrift that we do not already own. For further discussion see Footnote 17 on page 19.

(7)	Other Expense (Income), Net

The following table presents an analysis of other expense (income), net:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2010	2009	2010
	(Dollars in thousands)		(Dollars in thousands)
Currency losses (gains)	$2,973	$(8,965)	$(3,378)	$(12,683)
Bank and other financing fees	431	531	936	996
Discount on sale of accounts receivable	69	—	147	2
Other	(203)	(162)	31	(170)

Total other expense (income), net	$3,270	$(8,596)	$(2,264)	$(11,855)

(8)	Benefit Plans

The components of our consolidated net pension cost are set forth in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2010	2009	2010
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$157	$151	$313	$301
Interest cost	2,619	2,486	5,239	4,973
Expected return on plan assets	(2,909)	(2,623)	(5,819)	(5,247)
Amortization of transition obligation	2	—	3	—
Amortization of prior service cost	11	14	22	29
Amortization of unrecognized loss	319	1,271	639	2,542
Settlements/curtailments	—	(15)	—	(30)

Net Cost	$199	$1,284	$397	$2,568

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of our consolidated net postretirement cost are set forth in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2010	2009	2010
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$93	$47	$186	$95
Interest cost	554	504	1,107	1,007
Amortization of prior service (benefit)	(319)	(48)	(639)	(95)
Amortization of unrecognized loss	967	562	1,936	1,123

Net Cost	$1,295	$1,065	$2,590	$2,130

(9)	Long-Term Debt and Liquidity

The following table presents our long-term debt:

	At December 31, 2009	At June 30, 2010
	(Dollars in thousands)
Other European debt	$1,467	$1,230

On April 28, 2010, we successfully completed the refinancing of our principal revolving credit facility (“Revolving Facility”) that was due to expire on July 15, 2010. Borrowers under the Revolving Facility are GrafTech Finance Inc. (“GrafTech Finance”) and GrafTech Switzerland S.A. (“Swissco”), both wholly-owned subsidiaries.

As amended and restated, the credit agreement provides for, among other things, an extension until April 29, 2013 of the maturity of our Revolving Facility in the initial amount of $260 million, additional flexibility for investments and acquisitions and, subject to certain conditions, an “accordion feature” that permits GrafTech Finance and Swissco to establish additional credit facilities thereunder in an aggregate amount, together with our Revolving Facility, of up to $390 million.

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

On September 30, 2009, our Spanish subsidiary received a $1.8 million economic stimulus loan from the Ministry of Industry, Government of Spain. The loan is non-interest bearing and matures in October 2024. Repayment in 10 annual installments commences in October 2015. The loan is to be used for costs associated with a capital project. Under the terms of the loan we must return a proportionate amount of the loan if we do not spend the amount budgeted for the capital project prior to June 10, 2010. We have successfully spent the entire budgeted amount prior to June 10, 2010; therefore, no amounts are classified as restricted cash at June 30, 2010. Because the loan is non-interest bearing, we are required to record the loan at its present value of $1.1 million (determined using an interest rate of 4.33%). The difference between the proceeds received and the present value of debt is recorded as debt discount and deferred expense. The discount is amortized to income using the interest method; the deferred charge is amortized to income using the same basis and over the same period as the capital projects are depreciated. The loan balance, net of unamortized discount, was $1.0 million at June 30, 2010.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10)	Inventories

Inventories are comprised of the following:

	At December 31, 2009	At June 30, 2010
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$89,855	$99,203
Work in process	106,606	125,978
Finished goods	51,568	45,589

	248,029	270,770
Reserves	(2,518)	(3,307)

	$245,511	$267,463

We recognize abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) as current period charges. We are required to allocate fixed production overheads to the costs of conversion based on normal capacity of the production facilities. The unabsorbed costs were attributable to adjustments of fixed production overheads to the costs of conversion based on normal capacity versus actual levels, due to production levels at certain facilities being below normal capacity for the quarters ended June 30, 2009 and 2010. Costs in excess of normal absorption at June 30, 2009 and 2010 were $9.3 million and $1.2 million, respectively.

(11)	Interest Expense

The following table presents an analysis of interest expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2010	2009	2010
	(Dollars in thousands)		(Dollars in thousands)
Interest incurred on debt	$958	$162	$1,934	$301
Amortization of debt issuance costs	345	676	690	1,002
Interest incurred on supply chain financing and other items	118	458	444	899

Total interest expense	$1,421	$1,296	$3,068	$2,202

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12)	Other Comprehensive (Loss) Income

Other comprehensive (loss) income consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2010	2009	2010
	(Dollars in thousands)		(Dollars in thousands)
Net (loss) income	$(37,091)	$39,322	$(28,622)	$72,850
Other comprehensive (loss) income:
Foreign currency translation adjustments	42,107	(30,055)	25,087	(47,885)
Amortization of prior service costs and unrecognized gains and losses, net of tax of $0, $(254), $(982) and $(571), respectively	1,841	2,092	1,800	4,213
Natural gas and foreign currency derivatives, net of tax of $(30), $(1), $(30) and $180, respectively	1,438	365	1,573	472

Total comprehensive (loss) income	$8,295	$11,724	$(162)	$29,650

(13)	Supply Chain Financing

During the third quarter of 2008, we entered into a supply chain financing arrangement with a financing party. Under this arrangement, we essentially assign our rights to purchase needle coke from our supplier to the financing party. The financing party purchases the product from our supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment to the financing party for this needle coke includes a mark up (the “Mark-Up”). The Mark-Up is a premium expressed as a percentage of the purchase price. For the first six months of 2010 the Mark-Up was based on 3 month LIBOR plus a margin of 2.90%. The Mark-Up is subject to quarterly reviews. This arrangement helps us to maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. Based on the terms of the arrangement, the total amount that we owe to the financing party may not exceed $49.3 million at any point in time.

We record the inventory once title and risk of loss transfers from the supplier to the financing party. The amount recorded as a liability to the financing party was $14.4 million and $44.0 million at December 31, 2009 and June 30, 2010, respectively.

For the three months ended June 30, 2010, the financing party invoiced us $55.4 million, for purchases of inventory under this arrangement. There were no invoices from the financing party for purchases of inventory under this arrangement during the three months ended June 30, 2009. For the three months ended June 30, 2010, we recognized a Mark-Up of $0.5 million as interest expense. There was no Mark-Up recognized for the three months ended June 30, 2009.

For the six months ended June 30, 2009 and 2010, the financing party invoiced us $25.4 million and $106.6 million, respectively, for purchases of inventory under this arrangement. For the six months ended June 30, 2009 and 2010, we recognized a Mark-Up of $0.3 million and $0.9, respectively, as interest expense.

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

Product Warranties

We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid amounted to $1.2 million at December 31, 2009 and $1.9 million at June 30, 2010. The following table presents the activity in this accrual for the six months ended June 30, 2010 (dollars in thousands):

Balance at January 1, 2010	$1,239
Product warranty charges	928
Payments and settlements	(311)

Balance at June 30, 2010	$1,856

(15)	Income Taxes

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

The provision for income taxes for the three months ended June 30, 2009 and 2010 was a tax benefit of $2.5 million on pretax loss of $39.6 million, and a tax expense of $9.4 million on pretax income of $48.7 million, respectively. The effective tax rates were 6.4% and 19.3% for the three months ended June 30, 2009 and 2010, respectively. The effective tax rate for the three months ended June 30, 2009 results from not fully realizing the benefit of the $52.8 million Seadrift impairment charge in the prior year, due to the reestablishment of valuation allowances against tax attributes in the U.S. The current year effective tax rate differs from the U.S statutory rate of 35% primarily due to jurisdictional mix of income and changes in the utilization of attributes and related valuation allowances.

The provision for income taxes for the six months ended June 30, 2009 and 2010 was a tax expense of $2.6 million on pretax loss of $26.0 million, and a tax expense of $21.1 million on pretax income of $93.9 million, respectively. The effective tax rates were 10.1% and 22.4% for the six months ended June 30, 2009 and 2010, respectively. The effective tax rate for the six months ended June 30, 2009 results from not fully realizing the benefit of the $52.8 million Seadrift impairment charge in the prior year, due to the reestablishment of valuation allowances against tax attributes in the U.S. The current year effective tax rate differs from the U.S statutory rate of 35% primarily due to jurisdictional mix of income and changes in the utilization of attributes and related valuation allowances.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our cumulative year-to-date unrecognized tax benefits have increased by $14.5 million, primarily as a result of tax positions taken in a prior period. This has an unfavorable impact on our effective rate of $3.5 million. We were able to utilize attributes and release related valuation allowances against the remainder of this amount. As of June 30, 2010, we had unrecognized tax benefits of $35.1 million, which would have a favorable impact on our effective tax rate. It is reasonably possible that a reduction in a range of $0.5 million to $1.5 million of unrecognized tax benefits may occur within 12 months as a result of the expiration of statutes of limitation.

We file income tax returns in the U.S. federal and state jurisdictions and various non-U.S. jurisdictions. We are currently under federal audit by the Internal Revenue Service for the 2007 tax year. All U.S. tax years prior to 2006 are closed by statute or have been audited and settled with the U.S. tax authorities. We are also under audit in Italy for our 2006 tax year. All other jurisdictions are still open to examination beginning after 2004.

Our tax provision for the six months ended June 30, 2009 and 2010 was primarily for taxes on our international income. We continue to adjust the tax provision rate through the establishment, or release, of non-cash valuation allowances attributable to the U.S. and certain non-U.S. taxing jurisdictions, including U.S. foreign tax credit utilization. We weigh both positive and negative evidence in determining whether a valuation allowance is required. Examples of positive evidence would include a strong earnings history, an event or events that would increase our taxable income through a continued reduction of expenses, and tax planning strategies that would indicate an ability to realize deferred tax assets. The balance of significant positive evidence does not yet outweigh the negative evidence in regards to whether or not a valuation allowance is required.

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

Foreign currency contracts

We enter into foreign currency contracts from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, net, relating to non-dollar denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. There was no ineffectiveness on these contracts during either the three or six months ended June 30, 2010.

In 2009 and 2010, we entered into foreign forward exchange contracts where we bought and sold currency forward as hedges of anticipated cash flows denominated in the Mexican peso, Brazilian real and euro. These contracts were entered into to protect the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates between the US dollar and the Mexican peso, Brazilian real and the euro. As of June 30, 2010, we had outstanding Mexican peso, Brazilian real and euro forward exchange contracts, with aggregate notional amounts of $36.1 million. The forward exchange contracts outstanding as of June 30, 2010 have several maturity dates ranging from September 2010 to March 2011.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Commodity forward contracts

We periodically enter into commodity forward contracts to purchase natural gas and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. These contracts were entered into to protect against the risk that eventual cash flows related to purchases of natural gas will be adversely affected by future changes in prices. There was no ineffectiveness on these contracts during either the three or six months ended June 30, 2010.

In 2009 and 2010, we entered into commodity forward contracts as economic hedges of exposure to variability of commodity prices for natural gas. These contracts were entered into to protect against the risk that the eventual cash flows related to purchases of natural gas will be adversely affected by future changes in prices. As of June 30, 2010, we had outstanding natural gas commodity forward contracts with an aggregate notional amount of $2.5 million. The commodity forward contracts outstanding as of June 30, 2010 have several maturity dates ranging from July 2010 to March 2011.

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

The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At December 31, 2009 and June 30, 2010, the fair values of our derivatives and their respective balance sheet locations are presented in the following table:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(Dollars in Thousands)
As of December 31, 2009
Derivatives designated as cash flow hedges:
Foreign currency contracts	Other current assets	$59	Other current liabilities	$124
Commodity forward contracts	Other current assets	125

Total fair value		$184		$124

As of June 30, 2010
Derivatives designated as cash flow hedges:
Foreign currency contracts	Other current assets	$469
Commodity forward contracts			Other current liabilities	$118

Total fair value		$469		$118

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The location and amount of realized (gains) losses on derivatives are recognized in the Statement of Operations when the hedged item impacts earnings and are as follows for the three and six months ended June 30, 2009 and 2010:

	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	Amount of (Gain)/Loss Recognized (Effective Portion)
Three Months ended June 30,		2009	2010
		(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency contracts	Cost of goods sold/Other (income) expense	$(1,790)	$(197)
Commodity forward contracts	Cost of goods sold	1,108	157

Six Months ended June 30,	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	2009	2010
Derivatives designated as cash flow hedges:
Foreign currency contracts	Cost of goods sold/Other (income) expense	$(2,330)	$(261)
Commodity forward contracts	Cost of goods sold	2,066	186

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

(17)	Acquisitions

Acquisitions and Reorganization

On April 28, 2010, we, and certain of our subsidiaries, entered into an agreement and plan of merger with Seadrift and certain of its partners, to acquire all of the equity interests of Seadrift that we do not already own. We currently own limited partnership units constituting approximately 18.9% of the equity interests in Seadrift. Seadrift is the world’s second largest producer of petroleum-based needle coke, the primary raw material used to manufacture graphite electrodes. At the same time, we, and certain of our subsidiaries, entered into an agreement and plan of merger with C/G Electrodes, LLC, a Delaware limited liability company (“C/G”), and certain of its members. C/G is a U.S. manufacturer of large diameter UHP graphite electrodes used in the electric arc furnace steel making process.

The consideration to be paid for Seadrift will consist of $78.5 million in cash less debt (subject to working capital adjustments), 12 million New GTI Shares, as defined below (subject to adjustments for stock splits, reverse stock splits or similar transactions) and non-interest bearing, senior subordinated promissory notes in an aggregate face amount of $100 million due in 2015. The consideration to be paid for C/G will consist of $152.5 million in cash less debt (subject to working capital adjustments), 12 million New GTI Shares (subject to adjustments for stock splits, reverse stock splits, or similar adjustments) and non-interest bearing, senior subordinated promissory notes in an aggregate face amount of $100 million due in 2015. Approximately $185 million of the cash consideration to be paid in connection with the transactions will be funded through borrowings under our Revolving Facility. The balance of the cash portion of the purchase price will be paid from cash on hand. The New GTI Shares delivered to the former owners of Seadrift and C/G will not be registered under the Securities Act. The New GTI Shares will be delivered on the respective dates that the acquisitions of Seadrift and C/G are completed.

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

To effect the Reorganizations GrafTech formed the new Delaware holding company as a wholly owned subsidiary, which in turn formed a wholly owned subsidiary, GrafTech Delaware I Inc., (“Acquisition Sub”), and two other wholly owned subsidiaries which will merge with and into C/G and Seadrift, respectively. Pursuant to the agreements and plans of merger, GrafTech will then merge with and into Acquisition Sub (the “Merger”), with GrafTech being the surviving entity. In the Merger, each share of the common stock of Acquisition Sub issued and outstanding immediately prior to the Merger and held by the new Delaware holding company will be converted into and exchanged for a share of GrafTech’s common stock (each, an “Old GTI Share”), Acquisition Sub’s corporate existence will cease and GrafTech will become a wholly-owned subsidiary of the new holding company. Each Old GTI Share issued and outstanding immediately prior to the Reorganization will convert into and be exchanged for one share, par value $0.01 per share, of common stock of the new Delaware holding company (each, a “New GTI Share”), having the same rights, powers, preferences, qualifications, limitations and restrictions as the Old GTI Shares. Immediately after the Merger, the new Delaware holding company will be renamed GrafTech International Ltd. and the name of GrafTech will be changed to GrafTech Holdings Inc.

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

The agreements and plans of merger contain customary representations and warranties, most of which will not survive the effective time of the relevant mergers.

The acquisitions are subject to customary conditions, including expiration of the waiting period under the Hart-Scot-Rodino Antitrust Improvements Act of 1976 (“HSR Act”). The C/G acquisition is also subject to the consummation of the Seadrift acquisition. The owners of Seadrift and C/G receiving New GTI Shares will enter into a registration rights and stockholder agreement (the “Stockholder Agreement”) as a condition of the closing that will subject them to customary standstill provisions and certain restrictions on the sale of their New GTI Shares in addition to the limitations provided by applicable securities laws. Following the consummation of both the Seadrift and C/G acquisitions, the current controlling owners of Seadrift and C/G will have the right to nominate a director for the Board of Directors of the new Delaware holding company so long as such stockholders continue to own 12 million or more New GTI Shares.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Acquisition costs (i.e., advisory, legal, valuation, other professional fees, etc.) are accounted for as expenses in the periods in which the costs are incurred. Total advisory, legal, regulatory and valuation costs incurred of $6.6 million and $6.7 million in the three and six months ended June 30, 2010, respectively are included in Selling and administrative expenses on the Consolidated Statement of Operations.

On June 9, 2010 we announced that we had received a request for additional information and documentary material from the Antitrust Division of the U.S. Department of Justice (“DOJ”) regarding our proposed acquisitions of Seadrift and C/G. The request for additional information and material, commonly referred to as a “Second Request”, is part of a customary antitrust regulatory review process, and extends the waiting period under the HSR Act (during which a merger may not be consummated) until the merging firms have substantially complied with the request. Completion of the acquisitions is subject to expiration of applicable waiting periods under the HSR Act as well as other customary closing conditions. We intend to respond to the request promptly and continue to expect the two acquisitions to close in 2010.

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

Unless otherwise specifically noted, market and market share data in this Report are our own estimates or derived from sources described in “Part I – Preliminary Notes – Presentation of Financial, Market and Legal Data” in the Annual Report, which description is incorporated herein by reference. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Forward Looking Statements and Risks” in this Report and “Forward Looking Statements” and “Risk Factors” in this Report and in the Annual Report. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources has consented to the disclosure or use of data in this Report.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Our expectations and targets are not predictors of actual performance and historically our performance has deviated, often significantly, from our expectations and targets. Actual future events and circumstances (including future results and trends) could differ materially, positively or negatively, from those set forth in these statements due to various factors. These factors include:

•

the possibility that the challenging global economic conditions which continue to prevail may continue to depress or further depress demand for electric arc furnace (“EAF”) steel which may, in turn, result in a slower than expected increase, or even a decrease, in the demand for our graphite electrodes;

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

•

the possibility that a determination by the U.S. government that we failed to comply with one or more export controls or trade sanctions to which they are subject with respect to products exported from the U.S. or otherwise subject to U.S. jurisdiction could result in civil or criminal penalties, including imposition of significant fines, denial of export privileges and loss of revenues from certain customers;

•

the possibility for all of our product lines, capital improvement and expansion in our customers’ operations and increases in demand for our customers’ products may not occur or may not occur at the rates we anticipate, or the demand for our customers’ products may decline, which may affect their demand for the products we sell or supply to them;

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

•

the possibility that we will not be able to hire and retain key personnel or to renew or extend our collective bargaining or similar agreements on reasonable terms as they expire or to do so without a work stoppage or strike, including at our Clarksburg, West Virginia facility where its primary collective bargaining agreement with the United Steelworkers (“USW”) has expired by its terms in June 2010. Our Clarksburg facility manufactures specialty graphite products. Our bargaining unit team members have continued to work without a contract. We continue to meet and negotiate in good faith with the USW. To date there has been no disruption to our operations or ability to meet delivery targets as a result of the negotiations. While we have positive expectations that there will not be a work stoppage, there is the possibility of a work stoppage or other disruption in our Clarksburg operations. We have developed plans to address potential contingencies however there is the possibility that any work stoppage or disruption could adversely impact our specialties graphite business;

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

(Unaudited)

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

•

the possibility we will not be able to complete either or both of the announced acquisitions of Seadrift and C/G in view of the closing conditions set forth in the respective merger agreements, including those conditions related to antitrust regulations; and

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

For a more complete discussion of these and other factors, see “Risk Factors” in this Report and in the Annual Report.

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

Based on current International Monetary Fund (IMF) projections and other global economic forecasts, world output is projected to rise in 2010 in both advanced and emerging economies. Although the recovery remains fragile, the IMF recently raised its 2010 world output growth forecast by 0.4 percentage points to 3.6%.

The IMF further stated in its most recent report that global indicators of real economic activity, such as industrial production and consumer confidence, were strong through April but began to stabilize at high levels in May. The recent financial market turbulence (particularly in the euro area), is expected to have a modest negative effect on growth in some advanced countries, but so far the IMF sees little evidence of negative spillovers at a global level. Due to increasing uncertainty, economic activity in the second half of the year is not expected to increase at the same pace as the first half but should remain stable.

Global steel operating rates continued to rise in the second quarter of 2010, but have started to plateau in response to weaker demand from key steel end-markets, such as automotive, construction, and appliances.

According to published reports, global steel capacity utilization was approximately 82% and 80%, respectively, for the three and six months ended June 30, 2010, an increase of 14 percentage points, compared to the same periods last year. The United States steel industry operated at approximately 73% and 70% utilization for the three and six months ended June 30, 2010, respectively, compared to 45% and 44% utilization for the comparable periods in 2009. For the United States, this is an increase of 29 and 27 percentage points, respectively.

Demand for our Industrial Materials segment’s products is primarily linked with the global production of steel in an electric arc furnace and, to a lesser extent, with the total production of steel and certain other metals. During the three and six months ended June 30, 2010, global steel production, excluding China, increased by 35% and 34%, respectively, compared to the same periods last year. China’s steel production increased by 19% and 21%, respectively, during the three and six months ended June 30, 2010, contributing to estimated global steel production increases of 27% and 28%, respectively, in these periods compared to 2009 levels. Based on industry projections, total steel production for the third quarter 2010 is expected to be approximately 358 million metric tons, an increase of approximately 10% compared to the same period last year and a reduction of 2% compared to the second quarter of 2010. For the second half of 2010, total steel production is expected to be relatively stable and flat compared to the first half of 2010.

EAF steel production has followed a similar trend as overall steel production. During the three and six months ended June 30, 2010, estimated EAF steel production, excluding China, increased by 20% compared to the same periods last year. China’s estimated EAF steel production increased by 26% and 27%, respectively, during the three and six months ended June 30, 2010, contributing to an estimated global EAF steel production increase of 21% compared to the same periods last year. EAF steel production for the third quarter of 2010 is expected to be approximately 98 million metric tons, an estimated increase of approximately 7% compared to the same period last year and relatively stable and flat compared to the first half. Generally, changes in graphite electrode demand have tracked changes in EAF steel production.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Outlook

Based on International Monetary Fund (IMF) projections and other economic reports, global economies began to recover in the first half of 2010 – modestly in advanced economies and to a stronger degree in emerging economies. However, IMF projections indicate that recent turbulence in global financial markets has increased downside risks and raised concerns about the stability of the recovery.

As previously disclosed, the third quarter, which has historically been a weaker quarter, is expected to be lower than the second quarter as graphite electrode volumes decline largely in response to weaker demand associated with the normal European holiday season. As a result, we continue to expect operating income to be lower in the third quarter, as compared to the second quarter of 2010.

Completion of the Seadrift and C/G mergers is subject to compliance with applicable antitrust clearance procedures as well as other customary closing conditions. As previously announced, we are in the process of responding to the request for additional information from the Antitrust Division of the U.S. Department of Justice regarding the proposed mergers. While we continue to expect the two acquisitions to close in 2010, complying with requests from such governmental agencies could delay consummation of either or both of the mergers. Further, while we believe that the facts solidly show that both of these transactions are going to make us more competitive globally, provide greater value and benefits to customers, and make the supply chain more efficient, there is the possibility that the authorities may oppose either or both of the transactions or impose conditions on their completion.

Our Clarksburg, W. Virginia collective bargaining agreement with the United Steelworkers (“USW”) expired by its terms in June 2010. Our Clarksburg facility manufactures specialty graphite products. Our bargaining unit team members have continued to work without a contract. We continue to meet and negotiate in good faith with the USW. To date there has been no disruption to our operations or ability to meet delivery targets as a result of the negotiations. While we have positive expectations that there will not be a work stoppage, there is the possibility of a work stoppage or other disruption in our Clarksburg operations. We have developed plans to address potential contingencies however there is the possibility that any work stoppage or disruption could adversely impact our specialties graphite business.

If IMF projections and other economic forecasts described above were to materialize, we would expect the following targeted results in 2010, excluding any impact from the announced acquisitions of Seadrift and C/G and related customary transaction costs:

•	Operating income in the range of $170 million to $180 million;

•	Overhead expense (selling and administrative and research and development expenses) in the range of $105 million to $110 million;

•	Capital expenditures of approximately $75 million to $80 million (previous guidance was $70 million to $75 million);

•	Depreciation expense of approximately $38 million;

•	The effective tax rate in the range of 23 percent to 25 percent (previous guidance was 24 percent to 27 percent);

•	Cash flow from operations in the range of $100 million to $110 million.

Our outlook could be significantly impacted by, among other things, factors described under “Forward Looking Statements and Risks” in this Report and “Risk Factors” in this Report and in the Annual Report.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Results of Operations and Segment Review

Three Months Ended June 30, 2009 as Compared to Three Months Ended June 30, 2010.

The tables presented in our period-over-period comparisons summarize our consolidated statements of operations and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the three months ended June 30, 2009 and 2010. Throughout our MD&A, percentage changes that are deemed to be not meaningful are designated as “NM”.

(in thousands, except per share data and % change)

	For the Three Months Ended June 30,
	2009	2010	Increase (Decrease)	% Change

Net sales	$157,774	$254,854	$97,080	62
Cost of sales	112,086	180,127	68,041	61

Gross profit	45,688	74,727	29,039	64
Research and development	3,109	3,191	82	NM
Selling and administrative expenses	23,095	32,308	9,213	40

Operating income	19,484	39,228	19,744	101
Equity in losses (earnings) and write-down of investment in non-consolidated affiliate	54,602	(1,684)	(56,286)	(103)
Other expense (income), net	3,270	(8,596)	(11,866)	(363)
Interest expense	1,421	1,296	(125)	NM
Interest income	(184)	(507)	323	NM

(Loss) income before provision for income taxes	(39,625)	48,719	88,344	223
(Benefit) provision for income taxes	(2,534)	9,397	11,931	471

Net (loss) income	$(37,091)	$39,322	$76,413	206

Basic (loss) income per common share:	$(0.31)	$0.33	$0.64
Diluted (loss) income per common share:	$(0.31)	$0.32	$0.63

Net sales. Net sales by operating segment for the three months ended June 30, 2009 and 2010 were:

(in thousands, except per share data and % change)

	For the Three Months Ended June 30,
	2009	2010	Increase (Decrease)	% Change

Industrial Materials	$129,834	$208,723	$78,889	61
Engineered Solutions	27,940	46,131	18,191	65

Total net sales	$157,774	$254,854	$97,080	62

We experienced higher sales for both of our operating segments led by a significant increase in our Industrial Materials operating segment due to the slow economic recovery that began in the third quarter of 2009 and has continued through the first two quarters of 2010 as demand for our products improved because the destocking activity witnessed in 2009 came to an end and EAF steel operating rates improved significantly year-over-year, compared to the significantly reduced levels experienced in 2009. We experienced increased demand across most of our products lines, in both of our operating segments, as our customers started the reordering process and shipments continued to increase in response to increasing orders and production.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Our analysis of the percentage change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial materials	77%	(9%)	(7%)	61%
Engineered solutions	71%	(3%)	(3%)	65%

Net sales. For the Industrial Materials segment sales increased significantly in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to higher graphite electrode sales volume. We experienced increased demand for our products as the destocking activity witnessed in 2009 came to an end and EAF steel operating rates improved significantly year-over-year. Partially offsetting this increased demand, we saw the weighted average selling price of our melter and non-melter graphite electrodes decrease by approximately 7%, exclusive of currency impacts, from the three months ended June 30, 2009 compared to the three months ended June 30, 2010. Looking forward, we expect graphite electrode prices to continue to deteriorate slightly in the third quarter, before stabilizing in the fourth quarter. Higher electrode sales volumes will mitigate, in part, softer electrode pricing expected in future quarters.

Cost of sales. The two primary drivers of the increase in cost of sales period over period were increases in shipments of our products of $60.7 million and production costs of $10.2 million across both of our segments. The global recession led to a dramatic decline in the demand for, and corresponding production of, graphite electrodes during the three months ended June 30, 2009. Our production volume increased throughout the second half of 2009 and continued in the first half of 2010 as our customers ramped up production from the low levels experienced during the first half of 2009.

Needle coke is the primary raw material in the manufacture of graphite electrodes. We usually purchase 70% to 80% of our needle coke requirements from one supplier under contracts with one-year fixed price per metric ton schedules. For 2010 needle coke purchases, we have completed the negotiations with our largest supplier and the 2010 cost per metric ton is flat with the 2009 cost per metric ton. Our production in 2010 has begun to use the higher cost needle coke purchased in the fourth quarter of 2009, which was approximately 45% higher than the cost of needle coke used in production during the first half of 2009 and continuing throughout 2009. The inventory flow through of the higher cost raw material increased our cost of goods sold in the three months ended June 30, 2010 when compared to the same period in 2009. Our ability to pass this increased cost to customers depends to a large extent on the strength of the global economic recovery. Higher volumes diluted our fixed costs in the three months ended June 30, 2010, partially offsetting the higher coke cost.

Selling and administrative expenses. Acquisition costs (i.e., advisory, legal, valuation, other professional fees, etc.) associated with our announced agreements to acquire Seadrift and C/G represented $6.6 million of the increase for the three months ended June 30, 2010 as compared to the same period of the prior year. We also experienced higher overhead expense due to increases in sales and marketing coverage to support internal growth initiatives and higher commission expense related to increased sales during the three months ended June 30, 2010 when compared to the three months ended June 30, 2009.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Equity in losses (earnings) and write-down of investment in non-consolidated affiliate. Our equity in the losses of Seadrift, on a one-month lag, during the three months ended June 30, 2009 were $0.4 million and our equity in the (earnings) of Seadrift, on a one-month lag, during the three months ended June 30, 2010 were $2.2 million. The increase in earnings period over period is due in large part to an increase in production volumes at Seadrift. Additionally, in the three months ended June 30, 2009 we recorded an impairment charge for the write-down to fair value of our investment of $52.8 million.

Other expense (income), net. Other expense (income), net went from an expense of $3.3 million in the three months ended June 30, 2009 to income of $8.6 million in the three months ended June 30, 2010, due in large part to currency gains from the weakening of the euro in the second quarter of 2010 which led to more favorable gains on remeasurement of inter-company loans and activities denominated in the euro. During the three months ended June 30, 2009, currency losses recorded were $3.0 million as compared to currency gains of $9.0 million during the three months ended June 30, 2010.

Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the three months ended June 30, 2009 and 2010:

	For the Three Months Ended June 30,
	2009	2010
	(Dollars in thousands)
Industrial Materials	$16,369	$34,334
Engineered Solutions	3,115	4,894

Total segment operating income	$19,484	$39,228

The percentage relationship of operating expenses to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	For the Three Months Ended June 30,
	(Percentage of sales)
	2009	2010	Change
Industrial Materials	87%	84%	(3%)
Engineered Solutions	89%	89%	0%

Segment operating costs and expenses as a percentage of sales for Industrial Materials decreased three percentage points to 84% in the three months ended June 30, 2010. However the total operating costs and expenses increased $60.9 million from the three months ended June 30, 2009 as compared to the three months ended June 30, 2010. The increase was a result of volume increases of $47.1 million higher production costs offset by more favorable fixed cost absorption of $8.0 million and acquisition costs incurred of $6.6 million.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Segment operating costs and expenses as a percentage of sales for Engineered Solutions remained steady period over period, yet total operating costs and expenses increased $16.4 million from the three months ended June 30, 2009 as compared to the three months ended June 30, 2010. The increase was a result of increases in volume of $13.5 million, depreciation expense of $0.9 million, incentive compensation accruals of $0.7 million and increase in inventory reserves of $0.8 million.

Provision for income taxes. The provision for income taxes for the three months ended June 30, 2009 was a tax benefit of $2.5 million on pretax loss of $39.6 million as compared to tax expense of $9.4 million on pretax income of $48.7 million for the three months ended June 30, 2010. The effective tax rates were 6.4% and 19.3% for the three months ended June 30, 2009 and 2010, respectively. The effective tax rate for the three months ended June 30, 2009 results from not fully realizing the benefit of the $52.8 million Seadrift impairment charge in the prior year, due to the reestablishment of valuation allowances against tax attributes in the U.S. The current year effective tax rate differs from the U.S statutory rate of 35% primarily due to jurisdictional mix of income and changes in the utilization of attributes and related valuation allowances.

Six Months Ended June 30, 2009 as Compared to Six Months Ended June 30, 2010.

The tables presented in our period-over-period comparisons summarize our consolidated statements of operations and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the six months ended June 30, 2009 and 2010. Throughout our MD&A, percentage changes that are deemed to be not meaningful are designated as “NM”.

(in thousands, except per share data and % change)

	For the Six Months Ended June 30,
	2009	2010	Increase (Decrease)	% Change

Net sales	$291,800	$470,518	$178,718	61
Cost of sales	213,986	327,688	113,702	53

Gross profit	77,814	142,830	65,016	84
Research and development	5,177	5,726	549	NM
Selling and administrative expenses	44,730	54,819	10,089	23

Operating income	27,907	82,285	54,378	195
Equity in losses (earnings) and write-down of investment in non-consolidated affiliate	53,390	(910)	(54,300)	(102)
Other (income), net	(2,264)	(11,855)	9,591	424
Interest expense	3,068	2,202	(866)	NM
Interest income	(301)	(1,068)	767	NM

(Loss) income before provision for income taxes	(25,986)	93,916	119,902	461
Provision for income taxes	2,636	21,066	18,430	699

Net (loss) income	$(28,622)	$72,850	$101,472	355

Basic (loss) income per common share:	$(0.24)	$0.61	$0.85
Diluted (loss) income per common share:	$(0.24)	$0.60	$0.84

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Net sales. Net sales by operating segment for the six months ended June 30, 2009 and 2010 were:

(in thousands, except per share data and % change)

	For the Six Months Ended June 30,
	2009	2010	Increase (Decrease)	% Change

Industrial Materials	$234,355	$391,146	$156,791	67
Engineered Solutions	57,445	79,372	21,927	38

Total net sales	$291,800	$470,518	$178,718	61

We experienced higher sales for both of our operating segments led by a significant increase in our Industrial Materials operating segment due to the slow economic recovery that began in the third quarter of 2009 and has continued through the first half of 2010 because of the completion of inventory destocking by our customers. We experienced increased demand across most of our products lines, in both of our operating segments, as our customers, especially those in the Industrial Materials segment, started the reordering process and shipments continued to increase in response to increasing orders and production.

Our analysis of the percentage change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial materials	71%	0%	(4%)	67%
Engineered solutions	40%	(2%)	0%	38%

Net sales. Sales for the Industrial Materials segment increased significantly in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to higher graphite electrode sales volume. We experienced increased demand for our products as the destocking activity witnessed in 2009 came to an end and EAF steel operating rates improved significantly year-over-year. Partially offsetting this increased demand, we saw the weighted average selling price of our melter and non-melter graphite electrodes decrease by approximately 3%, exclusive of currency impacts, from the six months ended June 30, 2009 to the six months ended June 30, 2010. Looking forward, we expect graphite electrode prices to continue to deteriorate slightly in the third quarter, before stabilizing in the fourth quarter. Higher electrode sales volumes will mitigate, in part, softer electrode pricing expected in future quarters.

Cost of sales. The two primary drivers of the increase in cost of sales period over period were increases in shipments of our products of $89.1 million and production costs of $15.9 million across both of our segments. The global recession led to a dramatic decline in the demand for, and corresponding production of, graphite electrodes during the six months ended June 30, 2009. Our production volume increased throughout the second half of 2009 and continued in the first half of 2010 as our customers ramped up production from the low levels experienced during the first half of 2009.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Needle coke is the primary raw material in the manufacture of graphite electrodes. We usually purchase 70% to 80% of our needle coke requirements from one supplier under contracts with one-year fixed price per metric ton schedules. For 2010 needle coke purchases, we have completed the negotiations with our largest supplier and the 2010 cost per metric ton is flat with the 2009 cost per metric ton. Our production in 2010 has begun to use the higher cost needle coke purchased in the fourth quarter of 2009, which was approximately 45% higher than the cost of needle coke used in production during the first half of 2009 and continuing throughout 2009. The inventory flow through of the higher cost raw material has increased our cost of goods sold in the six months ended June 30, 2010 when compared to the same period in 2009. Our ability to pass this increased cost to customers depends to a large extent on the strength of the global economic recovery. Higher volumes diluted our fixed costs in the six months ended June 30, 2010, partially offsetting the higher coke cost.

Selling and administrative expenses. Acquisition costs (i.e., advisory, legal, valuation, other professional fees, etc.) associated with our announced agreements to acquire Seadrift and C/G represented $6.7 million of the increase for the six months ended June 30, 2010 as compared to the same period of the prior year. We also experienced higher overhead expense due to increases in sales and marketing coverage to support internal growth initiatives and higher commission expense related to increased sales during the six months ended June 30, 2010 when compared to the six months ended June 30, 2009.

Equity in losses (earnings) and write-down of investment in non-consolidated affiliate. Our equity in the earnings of Seadrift, on a one-month lag, during the six months ended June 30, 2009 were $2.1 million and our equity in the (earnings) of Seadrift, on a one-month lag, during the six months ended June 30, 2010 were $1.9 million. The increase in earnings period over period is due in large part to an increase in production volumes at Seadrift. Additionally, in the six months ended June 30, 2009 we recorded an impairment charge for the write-down to fair value of our investment of $52.8 million.

Other (income), net. Other (income), net went from $2.3 million in the six months ended June 30, 2009 to $11.9 million in the six months ended June 30, 2010, due in large part to currency gains from the weakening of the euro in the second quarter of 2010 which led to more favorable gains on remeasurement of intercompany loans and activities denominated in the euro. During the six months ended June 30, 2009 currency gains recorded were $3.4 million as compared to $12.7 million during the six months ended June 30, 2010.

Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the six months ended June 30, 2009 and 2010:

	For the Six Months Ended June 30,
	2009	2010
	(Dollars in thousands)
Industrial Materials	$23,158	$76,169
Engineered Solutions	4,749	6,116

Total segment operating income	$27,907	$82,285

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

The percentage relationship of operating expenses to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	For the Six Months Ended June 30,
	(Percentage of sales)
	2009	2010	Change
Industrial Materials	90%	81%	(9%)
Engineered Solutions	92%	92%	0%

Segment operating costs and expenses as a percentage of sales for Industrial Materials decreased nine percentage points to 81% in the six months ended June 30, 2010. However the total operating costs and expenses increased $103.8 million from the six months ended June 30, 2009 as compared to the six months ended June 30, 2010. The increase was primarily a result of volume increases of $73.8 million, increases in production costs and variances of $19.2 million and acquisition costs incurred of $6.7 million.

Segment operating costs and expenses as a percentage of sales for Engineered Solutions remained steady period over period, yet total operating costs and expenses increased $20.6 million from the six months ended June 30, 2009 as compared to the six months ended June 30, 2010. The increase was a result of increases in volume of $15.2 million, depreciation expense $1.8 million, incentive compensation accruals $0.9 million and increase in inventory reserves of $0.8 million.

Provision for income taxes. The provision for income taxes for the six months ended June 30, 2009 was a tax expense of $2.6 million on pretax loss of $26.0 million as compared to tax expense of $21.1 million on pretax income of $93.9 million for the six months ended June 30, 2010. The effective tax rates were 10.1% and 22.4% for the six months ended June 30, 2009 and 2010, respectively. The effective tax rate for the six months ended June 30, 2009 results from not fully realizing the benefit of the $52.8 million Seadrift impairment charge in the prior year, due to the reestablishment of valuation allowances against tax attributes in the U.S. The current year effective tax rate differs from the U.S statutory rate of 35% primarily due to jurisdictional mix of income and changes in the utilization of attributes and related valuation allowances.

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

During the six months ended June 30, 2010, the average exchange rate for the Brazilian real and the South African rand increased significantly, about 21.7% and 21.2%, respectively, when compared to their respective average exchange rates for the six months ended June 30, 2009. During the six months ended June 30, 2010 the Mexican peso and British pound increased roughly 9.3% and 2.1%, respectively, when compared to their average exchange rates for the six months ended June 30, 2009. The average exchange rate of the euro decreased less than 1.0% during the six months ended June 30, 2010 when compared to its average exchange rate for the six months ended June 30, 2009.

For net sales of Industrial Materials, the impact of changes in the average exchange rates for the period was a decrease of $9.7 million in the six months ended June 30, 2010. For the cost of Industrial Materials, the impact of these events was an increase of $2.9 million in the six months ended June 30, 2010.

As part of our cash management, we also have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Operations.

We had a net total currency gain of $3.4 million in the six months ended June 30, 2009 as compared to a net total currency gain of $12.7 million in the six months ended June 30, 2010, mainly due to the remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities.

We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by changes in currency exchange rates, as described under “Item 3–Quantitative and Qualitative Disclosures about Market Risk”.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Liquidity and Capital Resources

Global capital markets have been, and continue to be, disrupted and volatile. The cost and availability of funding has been and may continue to be adversely affected by illiquid credit markets. We believe that we have adequate liquidity to meet all of our present needs under our credit agreement. Continued turbulence in the U.S. and international financial markets, however, could adversely affect the cost and availability of financing to us in the future.

Our financing obligations are as follows:

	At December 31, 2009	At June 30, 2010
	(Dollars in thousands)
Short-term debt	$1,113	$—
Supply chain financing liability	14,404	44,008

Total current financing liabilities	15,517	44,008

Long-term debt	1,467	1,230

Total financing liabilities	$16,984	$45,238

At June 30, 2010, we had cash and cash equivalents of $63.4 million, long-term debt of $1.2 million and stockholders’ equity of $612.4 million. We also have approximately $30.5 million of working capital liquidity available to us through our factoring and supply chain financing arrangements and $255.0 million available through our Revolving Facility. As part of our cash management activities, we manage accounts receivable credit risk, collections, and accounts payable vendor terms to maximize our free cash at any given time and minimize accounts receivable losses.

Our sources of funds have consisted principally of cash flow from operations, debt including our Revolving Facility, equity financings, and supply chain financings. Our uses of those funds (other than for operations) have consisted principally of capital expenditures, our existing 18.9% equity investment in Seadrift, payment of pension and post-retirement contributions, debt reductions, purchases of treasury shares and other obligations. As of June 30, 2010, we have several future obligations accrued that will utilize a significant amount of such funds. These obligations include our acquisition related expenses of $2.6 million which will be paid during the third quarter.

We have an accounts receivable factoring arrangement in place that provides additional working capital liquidity of up to $25 million. During the three and six months ended June 30, 2009 certain subsidiaries sold receivables totaling $9.9 million and $23.7 million, respectively. Proceeds of the sale of receivables were used to reduce debt and to fund operations. If we had not sold receivables, our accounts receivable and our debt would each have been about $9.6 million higher at June 30, 2009. All such receivables were sold without recourse, and no amount of accounts receivable sold are recorded in the Consolidated Balance Sheet. We did not sell any receivables under this arrangement during the three and six months ended June 30, 2010.

Lower sales volumes for our products and reduced credit quality of our customers may limit the amount of receivables that we sell in the future. The facility automatically renewed for a one year period on June 30, 2010 and it automatically renews each year thereafter unless a termination notice is sent by either party 30 days prior to the applicable June 30.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

During 2008, we entered into a supply chain financing arrangement with a financing party that provides additional working capital liquidity of up to $50 million. Under this arrangement, we essentially assigned our rights to purchase needle coke from our supplier to the financing party. The financing party purchases the product from our supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment for this needle coke will include a mark up (the “Mark-Up”). For the first six months of 2010 the Mark-Up was based on 3 month LIBOR plus a margin of 2.90%. The Mark-Up is subject to quarterly reviews. In effect, we have a longer period of time to pay the financing party than by purchasing directly from the supplier which helps us maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. During the six months ended June 30, 2010, the financing party invoiced us $106.6 million and we had net repayments of $29.6 million for purchases of inventory under this arrangement, including a Mark-Up of $0.9 million.

In the third quarter of 2010, after certain administrative and procedural matters are finalized, we intend to utilize a facility in Mexico that provides additional working capital liquidity of up to $7.1 million (90.0 million pesos). The arrangement provides for suppliers to elect to have their outstanding accounts receivable from us advanced to them, at a discount, by a commercial bank during a 90 day period from the original invoice date and provides us with extended payment terms up to 90 days. We have not utilized this facility and have no amounts outstanding at June 30, 2010. This facility, which is sponsored by the Mexican Government, bears no interest cost to us.

In the event that operating cash flow, the sales of receivables and the financing of needle coke purchases fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would be made up by borrowings under our Revolving Facility.

We use cash and cash equivalents, cash flow from operations, funds from receivable and payable factoring arrangements, supply chain financing, and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as our primary sources of liquidity. The Revolving Facility is secured, and provides for maximum borrowings of up to $260 million including a letters of credit sub-facility of up to $35 million and, subject to certain conditions (including a maximum senior secured leverage ratio test), an accordion feature that permits GrafTech Finance to establish additional credit facilities thereunder in an aggregate amount, together with the Revolving Facility, of up to $390 million.

The Revolving Facility matures in April 2013. See footnote 9, “Long-Term Debt and Liquidity”, of the Notes to the Consolidated Financial Statements on page 13 for a further discussion of our completion of the refinancing of our Revolving Facility during the quarter.

At June 30, 2010, there were no borrowings drawn from the Revolving Facility, and $255.0 million was available (after consideration of outstanding letters of credit of $5.0 million). It is possible that our future ability to borrow under the Revolving Facility will be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Revolving Facility.

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

At June 30, 2010, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable. These covenants include maintaining an interest coverage ratio of at least 1.75 to 1.00 and a maximum net senior secured leverage ratio of 2.25 to 1.00, subject to adjustment based on a rolling average of the prior four quarters. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants through maturity of our Revolving Facility. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

At June 30, 2010 we had outstanding letters of credit of $7.7 million under a $10 million Letter of Credit facility with another commercial bank.

At June 30, 2010 and December 31, 2009, approximately 83% of our debt outstanding consists of fixed rate obligations.

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

Certain of our obligations could have a material impact on our liquidity. Cash flow from operations are used to service payments of our obligations, including our incentive compensation program paid out in the second quarter of 2010, thereby reducing funds available to us for other purposes. Although we currently have no borrowings under the Revolving Facility, and no plans to draw thereunder other than in connection with the Seadrift and C/G acquisitions when consummated, or another downturn in the global economy, or additional acquisitions, may require borrowings under our Revolving Facility, particularly if our accounts receivable and supply chain financing arrangements are terminated. If the economy continues to improve, we should experience improved results of operations and cash flows, yet could require significant cash requirements to purchase inventories and pay other obligations as accounts receivable increase. A downturn could significantly negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.

As described in footnote 17, “Acquisitions”, of the Notes to Consolidated Financial Statements on page 19, we have entered into an agreement and plan of merger with Seadrift and certain of its partners to acquire all of the equity interests of Seadrift that we do not already own. At the same time, we entered into an agreement and plan of merger with C/G and certain of its members to acquire all of the outstanding equity interests in C/G. The consideration to be paid for Seadrift will consist of $78.5 million in cash less debt (subject to working capital adjustments), 12 million New GTI Shares, and non-interest bearing, senior subordinated promissory notes in an aggregate face amount of $100 million due in 2015. The consideration to be paid for C/G will consist of $152.5 million in cash less debt (subject to working capital adjustments), 12 million New GTI Shares and non-interest bearing, senior subordinated promissory notes in an aggregate face amount of $100 million due in 2015. Approximately $185 million of the cash consideration to be paid in connection with the transactions will be funded through borrowings under our Revolving Facility. The balance of the cash purchase portion of the purchase price will be paid from cash on hand.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

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

Related Party Transactions. In late June and early July 2009, our non-consolidated affiliate, Seadrift, entered into agreements to borrow up to $17.0 million from certain of its shareholders, which include GrafTech. We agreed to loan up to $8.5 million and on July 2, 2009, we loaned Seadrift $6.0 million. The loan was repaid in full with interest on March 31, 2010 and the obligation to make any further loans or advances ceased and terminated.

Except for the pending merger agreement with Seadrift, described above, we have not engaged in or been a party to any other material transactions with affiliates or related parties other than for transactions with our current or former subsidiaries and compensatory transactions with directors and officers (including employee benefits, stock option and restricted stock grants, compensation deferral, executive employee loans and stock purchases).

Cash Flows.

The following is a discussion of our cash flow activities:

	For the Six Months Ended June 30,
	2009	2010
	(Dollars in millions)
Cash flow provided by (used in):
Operating activities	$60.4	$13.9
Investing activities	(29.7)	(24.0)
Financing activities	(25.5)	24.6

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Operating Activities

Cash flow from operating activities represents cash receipts and cash disbursements related to all our activities other than to investing and financing activities. Operating cash flow is derived by adjusting net income for:

•

Non-cash items such as depreciation and amortization; post retirement obligation, severance and pension plan changes; stock-based compensation charges; equity in losses (earnings) of our non-consolidated affiliate

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

During the six months ended June 30, 2009, changes in working capital resulted in a net source of funds of $3.4 million which was impacted by:

•

sources of funds of $73.7 million decrease in accounts receivable, net of factoring of $(15.9) million, which are primarily attributable to decreased sales, credit risk policies, and cash collection efforts;

•	sources of funds of $30.5 million decrease in inventory on hand; and

•	use of funds of $84.1 million for accounts payable and accruals due to the decrease in inventory purchases and the timing of payments.

During the six months ended June 30, 2010, changes in working capital resulted in a net use of funds of $60.9 million which was impacted by:

•

use of funds of $45.7 million from the increase in accounts receivable, including the effect of factoring for $1.1 million, which are due primarily to increased sales for the period and the limited use of factoring;

•	use of funds for inventories of $42.9 million primarily due to the increased sales volume; and

•	sources of funds of $30.8 million from an increase in accounts payable and accruals through normal operations and inventory purchases.

Other items that affected our cash balance during the six months ended June 30, 2010 included payment of incentive compensation of $19.6 million, payments of acquisition costs of $4.1 million, Federal income tax payments in the United States of $4.1 million, and income tax payments in Mexico, South Africa and Switzerland of $2.0 million, $2.7 million, and $5.2 million, respectively, as well as a franchise tax refund of $0.5 in the United States.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Investing Activities.

Net cash used in investing activities was $29.7 million during the six months ended June 30, 2009 which was mainly attributable to capital expenditures of $30.0 million.

Net cash used in investing activities was $24.0 million during the six months ended June 30, 2010 and included capital expenditures of $30.3 million, which was offset by proceeds received on our loan to our non-consolidated affiliate of $6.0 million.

Financing Activities.

Net cash flow used in financing activities was $25.5 million during the six months ended June 30, 2009 and included net repayments under our supply chain financing arrangement of $30.1 million, offset by net borrowings under our Revolving Facility of $2.7 million and other short-term debt arrangements of $2.5 million.

Net cash flow provided by financing activities was $24.6 million during the six months ended June 30, 2010 and included net borrowings under our supply chain financing arrangement of $29.6 million, offset by bank fees and charges to amend and restate our credit agreement of $4.4 million and purchases of treasury shares of $1.1 million.

Restrictions on Dividends and Stock Repurchases

A description of the restriction on our ability to pay dividends and our ability to repurchase common stock is set forth under “Item 5 – Dividend Policies and Restrictions” in the Annual Report and such description is incorporated herein by reference.

Under the Revolving Facility, in general, GTI is permitted to pay dividends or other distribution (whether in cash, securities or other property) of which shall not exceed 50% of our consolidated net income of the immediately proceeding fiscal period and not exceed the aggregate amount during the term of this Revolving Facility of $75 million (or up to $300 million if certain leverage ratio requirements are satisfied).

Recent Accounting Pronouncements

We discuss recently adopted accounting standards on page 6 in Note 2, “New Accounting Standards” of the Notes to the Consolidated Financial Statements.

Description of Our Financing Structure

We discuss our financing structure in more detail on page 13 in Note 9, “Long-Term Debt and Liquidity” of the Notes to the Consolidated Financial Statements.

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

Currency Rate Management. We enter into foreign currency instruments from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, net, relating to non-dollar denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments, which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. Forward exchange contracts and purchased currency options are carried at market value. The outstanding contracts at December 31, 2009 and June 30, 2010 represented a net unrealized loss of $0.1 million and a net unrealized gain of $0.5 million, respectively.

Commercial Energy Rate Management. We periodically enter into natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. The outstanding contracts at December 31, 2009 and June 30, 2010 represented a net unrealized gain of $0.1 million and a net unrealized loss of $0.1 million, respectively.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Sensitivity Analysis. We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates on gross margin and changes in interest rates on interest expense. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for the six months ended June 30, 2010 by about $1.6 million including the effect of our foreign currency hedging contracts. Due to our reduced levels of outstanding debt, a hypothetical increase in interest rates of 1,000 basis points (10%) would have a nominal impact of less than $0.1 million on our interest expense for the six months ended June, 2010.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level as of June 30, 2010.

Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2010 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings

The information required by this Item is set forth on page 15 in Note 14, “Contingencies” of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A. Risk Factors

The following Risk Factors should be read in conjunction with the Risk Factors set forth in the Annual Report.

Risks Relating to the Seadrift and C/G Transactions

We may not be able to obtain the regulatory approvals required to consummate the Seadrift and C/G mergers.

Completion of the Seadrift and C/G mergers is conditioned upon the receipt of all required governmental consents, clearances and authorizations, including under the HSR Act and by the applicable governmental authorities of Russia and Turkey. We are in the process of pursuing all of these consents and authorizations as required by and in accordance with the terms of the merger agreements. Complying with requests from such governmental agencies, including requests for additional information and documents, could delay consummation of either or both of the mergers. On June 7, 2010, the Antitrust Division of the DOJ issued requests for additional information and documents relevant to each of the Seadrift merger and the C/G merger, respectively. These requests extend the waiting period during which the mergers may not be consummated for 30 days from the date of receipt by the DOJ of the additional materials requested, unless that period is extended voluntarily by the parties or terminated sooner by the DOJ.

In connection with granting these consents and authorizations, governmental authorities may impose conditions on our operations after completion of the mergers. Such conditions may jeopardize or delay completion of the mergers or may reduce the anticipated benefits of the transactions. Under the terms of the merger agreements, GrafTech, Seadrift and C/G are required to use reasonable best efforts to obtain all necessary governmental approvals, including agreeing to any such conditions in connection with such efforts, other than any such actions that could reasonably be expected to have a material adverse effect on GrafTech.

If we do not integrate our businesses successfully, we may lose customers and fail to achieve our financial objectives.

Achieving the benefits of the mergers will depend in part on the successful integration of Seadrift’s and C/G’s respective businesses into our operations in a timely and efficient manner. In order for us to provide enhanced and more valuable products to our customers after the mergers, we will need to integrate our product lines and development organizations. This may be difficult, unpredictable, and subject to delay because our businesses and products are highly complex, have been developed independently and were designed without regard to such integration. If we cannot successfully integrate our businesses and products and continue to provide customers with products and new product features in the future on a timely basis, we may lose customers and our business and results of operations may be harmed.

We may not be able to successfully vertically integrate our supply chain.

We hope to produce high quality petroleum coke and improve the efficiency of Seadrift’s manufacturing processes. Although petroleum coke is the primary raw material in our manufacturing process, in the past we have purchased our requirements of petroleum coke from third parties and have no prior experience in its production. This will represent a new business for us and this effort to vertically integrate our supply chain may not be successful. We may not be able to improve the efficiency or the quality of the petroleum coke production at Seadrift. Failure to successfully integrate Seadrift into our operations may adversely affect our financial condition.

Integrating our companies may divert management’s attention away from our operations.

Successful integration of Seadrift and C/G into our operations, products and personnel may place a significant burden on our management and our internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could harm our business, financial condition and operating results.

We expect to incur significant capital costs integrating the companies into a single business.

We expect to incur significant capital costs integrating Seadrift’s and C/G’s operations and products. These costs may include costs for:

•	maintenance capital;

•	capital necessary for quality improvement; and

•	capital and related costs and expenditures related to facility stability necessary to achieve production plans.

In addition, we expect to incur significant integration costs in connection with the consummation of the mergers. We do not know whether we will be successful in these integration efforts or in consummating the mergers.

The combined companies may not realize the anticipated benefits from the mergers.

The mergers involve the integration of three companies that have previously operated independently. We expect the combined companies to result in financial and operational benefits, including increased cost savings and other financial and operating benefits from the mergers. There can be no assurance, however, regarding when or the extent to which the combined companies will be able to realize these increased cost savings or benefits. This integration may also be difficult, unpredictable, and subject to delay because of possible cultural conflicts and different opinions on technical decisions and product roadmaps. The companies must integrate or, in some cases, replace numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which are dissimilar. In some instances, C/G and GrafTech serve the same customers, and some of these customers may decide that it is desirable to have additional or different suppliers. Difficulties associated with integrating Seadrift and C/G could have a material adverse effect on the combined companies and the market price of our common stock following the mergers.

The market price of our common stock following the mergers may be volatile, and the market price of our common stock may decline in value following the mergers.

The market price of our common stock could be subject to significant fluctuations following the mergers. Market prices for securities of companies that have undergone significant acquisitions may be volatile. Some of the factors that may cause the market price of our common stock to fluctuate include, without limitation: general stock market and general economic conditions in the United States and abroad, not directly related to the combined companies or their business; the entry into, or termination of, material agreements; the initiation of, material developments in, or conclusion of litigation to enforce or defend any of the combined companies’ intellectual property rights; issues in manufacturing the combined companies’ products; the introduction of technological innovations or new commercial products by competitors of the combined companies; changes in estimates or recommendations by securities analysts, if any, who cover our common stock; future sales of our securities; fluctuations in the combined companies’ financial results, including its cash, cash equivalents and short-term investment balance, operating expenses, cash burn rate or revenues; and other potentially negative financial announcements, including delisting of our common stock from the NYSE, changes in accounting treatment or restatement of previously reported financial results, delays in the combined companies’ filings with the SEC or the combined companies’ failure to maintain effective internal control over financial reporting.

We have incurred and expect to continue to incur significant transaction and merger-related costs in connection with the mergers and will remain liable for significant transaction costs whether or not we successfully close the mergers, including legal, accounting, financial advisory and other costs.

We have incurred and expect to continue to incur a number of non-recurring costs associated with combining the operations of the three companies which cannot be estimated accurately at this time. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. Also, speculation regarding the likelihood of the closing of the mergers could increase the volatility of our share price in the interim.

We have agreed to restrict our business conduct prior to closing.

Under the Seadrift merger agreement and the C/G merger agreement, we have agreed to operate our business in the usual, regular and ordinary course. In addition, we have agreed not to, and not to permit our affiliates to, perform certain actions including, without limitation, to the extent provided in the merger agreements, declaring dividends, issuing securities, encumbering our capital stock, making material acquisitions or disposing of assets. Our agreement not to, and not to permit our affiliates to, take these actions could adversely affect our ability to take actions beneficial to GrafTech or its stockholders.

Our incurrence of additional debt to pay the cash portion of the merger consideration will significantly increase our interest expense, leverage and debt service requirements following the mergers.

We anticipate borrowing approximately $185 million in order to pay the cash portion of the merger consideration and acquisition related transaction costs. The borrowing amount at closing may increase if the closing of the mergers is delayed. This amount excludes additional borrowings we may need to finance integration, capital expenditures or restructuring activities. Incurrence of this new debt will significantly increase the combined companies’ leverage. In addition, we anticipate issuing $200 million in non-interest bearing senior subordinated notes which will mature five years after they are issued to the equity holders of Seadrift and C/G as part of the merger consideration which will further contribute to the significant increase in our leverage and debt service requirements. While management believes our cash flows will be adequate to service this debt, there may be circumstances in which required payments of principal or interest on this new debt could adversely affect our cash flows and operating results, and therefore the market price of our common stock.

We purchase a majority of our requirements for petroleum coke, our principal raw material, from ConocoPhillips, a direct competitor of Seadrift. The Seadrift merger may have a negative effect on our relationship with this supplier.

We purchase a majority of our requirements for petroleum coke, our principal raw material, from two plants of a single supplier under a supply agreement containing customary terms and conditions, including price renegotiation, dispute resolution and termination provisions. There are currently nine firms in the world producing ultra-high power (“UHP”) grade needle coke. The current primary producers of high quality petroleum-based coke are ConocoPhillips, KOA (Nippon Oil), Petrocokes, Mitsubishi, Nippon Steel/Chemical and Seadrift. The Seadrift merger will provide us with control over a direct competitor to ConocoPhillips. The completion of the Seadrift merger may negatively affect our relationship with ConocoPhillips and other suppliers of needle coke who may elect not to sell to us or reduce their volume of sales to us.

Natural gas drilling and extraction activities conducted on the C/G site as permitted, subject to certain conditions, by the C/G merger agreement may result in liability or other costs to us.

Pursuant to the C/G Merger Agreement, the holders of equity in C/G immediately prior to the C/G merger are entitled to enter into arrangements for exploration, drilling and extraction of natural gas on the C/G site and to retain the economic benefit therefrom. Such holders are required to provide indemnification by financially responsible indemnitors to us against all loss, cost and expense (including increased insurance costs) arising out of such activities. However, there can be no assurance that such indemnity will be adequate to cover such costs or that the indemnitor will remain financially responsible. Insurance and bonds acceptable to us must also be provided, but there can be no assurance that such insurance and bonds will be adequate to cover applicable losses. All activities are to be conducted in accordance with applicable law, with such holders and their gas contractors being liable for all violations, but there can be no assurance as to such compliance or that we, as the owner of the site, will not be held liable for noncompliance.

General customer uncertainty related to the mergers could harm GrafTech, Seadrift and C/G.

GrafTech’s, Seadrift’s or C/G’s customers may, in response to the announcement of the proposed mergers, delay or defer purchasing decisions or switch suppliers. If GrafTech’s, Seadrift’s or C/G’s customers delay or defer purchasing decisions or switch suppliers, the revenues of GrafTech, Seadrift and C/G, respectively, and the revenues of the combined companies, could materially decline or anticipated increases in revenue could be lower than expected.

Failure to complete the mergers may result in certain costs that could negatively affect the financial condition and results of operations of GrafTech.

GrafTech may be required to pay a termination fee of up to $30 million under the terms of the merger agreements if the merger agreements are terminated under certain circumstances. In addition, GrafTech will incur significant transaction and merger-related costs whether or not GrafTech receives the benefits associated with successfully closing the mergers. Moreover, the market price of GrafTech Common Stock may decline as a result of GrafTech’s failure to close the mergers.

The mergers could cause GrafTech, Seadrift and C/G to lose key personnel, which could materially affect the respective companies’ businesses and require the companies to incur substantial costs to recruit replacements for lost personnel.

As a result of the mergers, current and prospective GrafTech, Seadrift and C/G employees could experience uncertainty about their future roles within the combined company. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel. Any failure to attract and retain key personnel could have material adverse effect on the business of GrafTech now and after completion of the mergers.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2010	—	$—	—	2,051,905
May 1 through May 31, 2010	—	—	—	2,051,905
June 1 through June 30, 2010	—	—	—	2,051,905

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 6. Exhibits

The exhibits listed in the following table have been filed as part of this Report.

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of April 28, 2010, by and among GrafTech International Ltd., GrafTech Holdings Inc., GrafTech Delaware I Inc., GrafTech Delaware II Inc., Seadrift Coke L.P., and certain partners of Seadrift Coke L.P. (incorporated by reference to Exhibit 2.9.0 to the Registration Statement of GrafTech Holdings Inc. on Form S-4 (Registration No. 333-167446) filed on June 10, 2010)

2.2	Agreement and Plan of Merger, dated as of April 28, 2010, by and among GrafTech International Ltd., GrafTech Holdings Inc., GrafTech Delaware III Inc., C/G Electrodes, LLC, and certain members of C/G Electrodes, LLC (incorporated by reference to Exhibit 2.10.0 to the Registration Statement of GrafTech Holdings Inc. on Form S-4 (Registration No. 333-167446) filed on June 10, 2010)

10.1	Form of Promissory Note attached as Exhibit C to each of the Agreements and Plans of Merger, dated as of April 28, 2010, filed as Exhibits 2.1 and 2.2, respectively (incorporated by reference to Exhibit 10.23.0 to the Registration Statement of GrafTech Holdings Inc. on Form S-4 (Registration No. 333-167446) filed on June 10, 2010)

10.2	Form of Registration Rights and Stockholders’ Agreement attached as Exhibit D to each of the Agreements and Plans of Merger, dated as of April 28, 2010, filed as Exhibits 2.1 and 2.2, respectively (incorporated by reference to Exhibit 10.24.0 to the Registration Statement of GrafTech Holdings Inc. on Form S-4 (Registration No. 333-167446) filed on June 10, 2010)

10.3	Form of Product Supply Agreement between Seadrift Coke L.P. and C/G Electrodes, LLC attached as Exhibit E to each of the Agreements and Plans of Merger, dated as of April 28, 2010, filed as Exhibits 2.1 and 2.2, respectively (incorporated by reference to Exhibit 10.25.0 to the Registration Statement of GrafTech Holdings Inc. on Form S-4 (Registration No. 333-167446) filed on June 10, 2010)

*31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

*31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark R. Widmar, Vice President and Chief Financial Officer.

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark R. Widmar, Vice President and Chief Financial Officer.

*Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.

Date: July 29, 2010	By:	/s/ Mark R. Widmar
Mark R. Widmar
Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of April 28, 2010, by and among GrafTech International Ltd., GrafTech Holdings Inc., GrafTech Delaware I Inc., GrafTech Delaware II Inc., Seadrift Coke L.P., and certain partners of Seadrift Coke L.P. (incorporated by reference to Exhibit 2.9.0 to the Registration Statement of GrafTech Holdings Inc. on Form S-4 (Registration No. 333-167446) filed on June 10, 2010)

2.2	Agreement and Plan of Merger, dated as of April 28, 2010, by and among GrafTech International Ltd., GrafTech Holdings Inc., GrafTech Delaware III Inc., C/G Electrodes, LLC, and certain members of C/G Electrodes, LLC (incorporated by reference to Exhibit 2.10.0 to the Registration Statement of GrafTech Holdings Inc. on Form S-4 (Registration No. 333-167446) filed on June 10, 2010)

10.1	Form of Promissory Note attached as Exhibit C to each of the Agreements and Plans of Merger, dated as of April 28, 2010, filed as Exhibits 2.1 and 2.2, respectively (incorporated by reference to Exhibit 10.23.0 to the Registration Statement of GrafTech Holdings Inc. on Form S-4 (Registration No. 333-167446) filed on June 10, 2010)

10.2	Form of Registration Rights and Stockholders’ Agreement attached as Exhibit D to each of the Agreements and Plans of Merger, dated as of April 28, 2010, filed as Exhibits 2.1 and 2.2, respectively (incorporated by reference to Exhibit 10.24.0 to the Registration Statement of GrafTech Holdings Inc. on Form S-4 (Registration No. 333-167446) filed on June 10, 2010)

10.3	Form of Product Supply Agreement between Seadrift Coke L.P. and C/G Electrodes, LLC attached as Exhibit E to each of the Agreements and Plans of Merger, dated as of April 28, 2010, filed as Exhibits 2.1 and 2.2, respectively (incorporated by reference to Exhibit 10.25.0 to the Registration Statement of GrafTech Holdings Inc. on Form S-4 (Registration No. 333-167446) filed on June 10, 2010)

*31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

*31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark R. Widmar, Vice President and Chief Financial Officer.

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark R. Widmar, Vice President and Chief Financial Officer.

*Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document