Form 10-Q
period 2010-09-30
GRAFTECH INTERNATIONAL LTD
filed 2010-10-28
CIK 931148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2010

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

As of October 18, 2010, 121,067,217 shares of common stock, par value $.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	At December 31, 2009	At September 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$50,181	$66,503
Accounts and notes receivable, net of allowance for doubtful accounts of $4,545 at December 31, 2009 and $3,986 at September 30, 2010	117,620	158,687
Inventories	245,511	283,337
Loan to non-consolidated affiliate	6,000	0
Prepaid expenses and other current assets	9,586	13,371

Total current assets	428,898	521,898

Property, plant and equipment	982,173	1,028,208
Less: accumulated depreciation	610,182	635,309

Net property, plant and equipment	371,991	392,899
Deferred income taxes	11,437	11,125
Goodwill	9,037	9,524
Other assets	7,298	11,998
Investment in non-consolidated affiliate	63,315	65,641
Restricted cash	632	1,161

Total assets	$892,608	$1,014,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,928	$41,941
Short-term debt	1,113	9
Accrued income and other taxes	38,977	34,484
Supply chain financing liability	14,404	25,460
Other accrued liabilities	91,907	92,965

Total current liabilities	180,329	194,859

Long-term debt	1,467	1,383
Other long-term obligations	108,267	104,492
Deferred income taxes	25,486	29,097
Contingencies – Note 14
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	0	0
Common stock, par value $.01, 225,000,000 shares authorized, 124,027,399 shares issued at December 31, 2009 and 124,664,565 shares issued at September 30, 2010	1,240	1,247
Additional paid-in capital	1,300,051	1,309,170
Accumulated other comprehensive loss	(305,644)	(303,597)
Accumulated deficit	(305,202)	(207,740)
Less: cost of common stock held in treasury, 3,974,345 shares at December 31, 2009 and 4,068,412 at September 30, 2010	(112,511)	(113,693)
Less: common stock held in employee benefit and compensation trusts, 71,493 shares at December 31, 2009 and 75,721 shares at September 30, 2010	(875)	(972)

Total stockholders’ equity	577,059	684,415

Total liabilities and stockholders’ equity	$892,608	$1,014,246

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2010	2009	2010
Net sales	$164,879	$255,236	$456,679	$725,754
Cost of sales	118,346	180,204	332,332	507,892

Gross profit	46,533	75,032	124,347	217,862
Research and development	2,871	3,535	8,048	9,261
Selling and administrative expenses	18,589	30,593	63,319	85,412

Operating income	25,073	40,904	52,980	123,189

Equity in losses (earnings) and write-down of investment in non-consolidated affiliate	953	(1,416)	54,343	(2,326)
Other expense (income), net	10,710	10,111	8,446	(1,744)
Interest expense	1,168	861	4,236	3,063
Interest income	(251)	(160)	(552)	(1,228)

Income (loss) before provision for income taxes	12,493	31,508	(13,493)	125,424
Provision for income taxes	5,629	6,896	8,265	27,962

Net income (loss)	$6,864	$24,612	$(21,758)	$97,462

Basic income (loss) per common share:
Net income (loss) per share	$0.06	$0.20	$(0.18)	$0.81

Weighted average common shares outstanding	119,928	120,559	119,596	120,484

Diluted income (loss) per common share:
Net income (loss) per share	$0.06	$0.20	$(0.18)	$0.80

Weighted average common shares outstanding	120,716	121,355	119,596	121,242

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2010
Cash flow from operating activities:
Net (loss) income	$(21,758)	$97,462
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	23,905	29,175
Deferred income tax (benefit) provision	(10,829)	2,526
Equity in losses (earnings) and write-down of investment in non-consolidated affiliate	54,343	(2,326)
Post-retirement and pension plan changes	6,688	7,640
Currency losses (gains)	5,135	(4,286)
Stock-based compensation, including incentive compensation paid in company stock	5,957	4,953
Interest expense	1,040	1,420
Other charges, net	14,666	1,065
Dividends from non-consolidated affiliate	122	0
Decrease (increase) in working capital*	47,693	(79,167)
(Increase) in long-term assets and liabilities	(5,259)	(4,435)

Net cash provided by operating activities	121,703	54,027

Cash flow from investing activities:
Capital expenditures	(40,544)	(51,455)
Loan to non-consolidated affiliate	(6,000)	6,000
Proceeds from derivative instruments	433	978
Net change in restricted cash	(999)	(529)
Other	112	275

Net cash used in investing activities	(46,998)	(44,731)

Cash flow from financing activities:
Short-term debt borrowings (reductions), net	773	(868)
Revolving Facility borrowings	124,715	0
Revolving Facility reductions	(155,231)	0
Proceeds from long-term debt	1,837	0
Principal payments on long-term debt	(20,035)	(56)
Supply chain financing	(30,115)	11,056
Proceeds from exercise of stock options	89	1,134
Purchase of treasury shares	0	(1,182)
Excess tax benefit from stock-based compensation	10	959
Long-term financing obligations	(815)	(857)
Revolver facility refinancing cost	0	(4,510)

Net cash (used in) provided by financing activities	(78,772)	5,676

Net (decrease) increase in cash and cash equivalents	(4,067)	14,972
Effect of exchange rate changes on cash and cash equivalents	1,068	1,350
Cash and cash equivalents at beginning of period	11,664	50,181

Cash and cash equivalents at end of period	$8,665	$66,503

* Net change in working capital due to the following components:
Decrease (increase) in current assets:
Accounts and notes receivable, net	$64,187	$(42,309)
Effect of factoring of accounts receivable	(15,993)	(1,115)
Inventories	62,819	(38,974)
Prepaid expenses and other current assets	(596)	(2,854)
Restructuring payments	(12)	(624)
(Decrease) increase in accounts payables and accruals	(61,766)	6,737
(Decrease) in interest payable	(946)	(28)

Decrease (increase) in working capital	$47,693	$(79,167)

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

Recently Adopted Accounting Standards

Consolidation

In June 2009, the FASB amended the consolidation accounting guidance. We are required to qualitatively assess the determination of our being the primary beneficiary (“consolidator”) of a variable interest entity (“VIE”) on whether we (1) have the power to direct matters that most significantly impact the activities of the VIE, and (2) have the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. It also requires an ongoing reconsideration of the primary beneficiary and amends events that trigger a reassessment of whether an entity is a VIE. The new model is applicable to all new and existing VIE’s. The adoption of this new guidance on January 1, 2010 had no impact on our consolidated financial position or results of operation.

Transfers of Financial Assets

In June 2009, the FASB amended the accounting guidance for determining whether a transfer of a financial asset qualifies for sale accounting. The adoption of this guidance to our accounts receivable factoring arrangement beginning January 1, 2010 had no impact on our consolidated financial position or results of operations.

(3)	Stock-Based Compensation

In the three months ended September 30, 2009 and 2010, we recognized $1.0 million and $1.5 million, respectively, in stock-based compensation expense. A majority of the expense, $0.9 million and $1.4 million respectively, was recorded as selling and administrative expenses in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales and research and development.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the nine months ended September 30, 2009 and 2010, we recognized $2.3 million and $4.9 million, respectively, in stock-based compensation expense. A majority of the expense, $2.2 million and $4.5 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales and research and development.

As of September 30, 2010, the total compensation cost related to non-vested restricted stock and stock options not yet recognized was $9.5 million, which will be recognized over the weighted average life of 1.44 years.

Restricted Stock and Performance Shares

Restricted stock activity under the plans for the nine months ended September 30, 2010 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2010	1,146,256	$12.07
Granted	134,263	13.83
Vested	(362,566)	7.44
Forfeited	(32,668)	10.53

Outstanding at September 30, 2010	885,285	$14.29

Stock Options

Stock option activity under the plans for the nine months ended September 30, 2010 was as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2010	1,512,538	$9.80
Granted	24,500	14.73
Exercised	(125,520)	9.03
Forfeited	(29,151)	15.85

Outstanding at September 30, 2010	1,382,367	$9.83

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4)	Earnings Per Share

The following table shows the information used in the calculation of our share counts for basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2010	2009	2010
Weighted average common shares outstanding for basic calculation	119,928,599	120,559,244	119,595,663	120,483,832
Add: Effect of stock options and restricted stock	787,656	795,570	0	758,241

Weighted average common shares outstanding for diluted calculation	120,716,255	121,354,814	119,595,663	121,242,073

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.

The weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 227,000 in the three months ended September 30, 2010 and 232,000 shares in the nine months ended September 30, 2010 because the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

The weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 64,451 in the three months ended September 30, 2009 because the exercise prices were greater than the weighted average market price of our common stock for each of those periods. There is no dilution for the nine months ended September 30, 2009 as we were in a net loss position for that period.

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

The following tables summarize financial information concerning our reportable segments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2010	2009	2010
	(Dollars in thousands)		(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$136,721	$208,248	$371,076	$599,394
Engineered Solutions	28,158	46,988	85,603	126,360

Total net sales	$164,879	$255,236	$456,679	$725,754

Segment operating income:
Industrial Materials	$23,828	$34,666	$46,986	$110,835
Engineered Solutions	1,245	6,238	5,994	12,354

Total segment operating income	25,073	40,904	52,980	123,189

Reconciliation of segment operating income to income (loss) before provision for income taxes

Equity in losses (earnings) and write-down of investment in non-consolidated affiliate	953	(1,416)	54,343	(2,326)
Other expense (income), net	10,710	10,111	8,446	(1,744)
Interest expense	1,168	861	4,236	3,063
Interest income	(251)	(160)	(552)	(1,228)

Income (loss) before provision for income taxes	$12,493	$31,508	$(13,493)	$125,424

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

Our statement of operations included our equity in the losses of Seadrift, on a one-month lag, of $0.5 million during the three months ended September 30, 2009 and our equity in the earnings of Seadrift, on a one-month lag, of $1.9 million during the three months ended September 30, 2010, as well as the amortization of the difference between our cost of the investment and the net assets of Seadrift assigned to the long-lived assets of $0.5 million for each of the three month periods ended September 30, 2009 and 2010. Our statement of operations for the nine months ended September 30, 2009 and September 30, 2010 includes our equity in the earnings of Seadrift, on a one-month lag, of $1.6 million and of $3.8 million, respectively, as well as the amortization of the difference between our cost of the investment and the net assets of Seadrift assigned to the long-lived assets of $3.2 million and $1.5 million for the nine months ended September 30, 2009 and 2010, respectively.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows summarized financial information for Seadrift on a one-month lag, including adjustments for material intervening events, for the three and nine months ended September 30, 2009 and 2010:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(Dollars in thousands)		(Dollars in thousands)
Net sales	$12,803	$54,087	$65,454	$116,787
Gross profit	691	14,292	19,873	31,229
Net (loss) income	(2,453)	10,084	8,666	20,121

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

The key drivers of the forecasts are metric tons shipped and price per ton. Using these forecasts we applied our assumptions of current and longer term growth for the industry and electric arc furnace utilization rates to forecast future cash flows; applying the half-year convention to the year 2009 forecast. We discounted the projected cash flows using a weighted average cost of capital of 14.5% and a long-term growth rate of 2.5%. Principal factors that could negatively affect the significant assumptions are a longer than forecast or deeper recession or other business interruption, an increase in the price of raw materials, and new market entrants which would increase current capacity; any of which could result in fewer metric tons being shipped than forecast and/or price degradation.

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

On April 28, 2010, we, and certain of our subsidiaries, entered into an agreement and plan of merger with Seadrift, and certain of its partners, to acquire all of the equity interests of Seadrift that we do not already own. For further discussion see Footnote 17, “Acquisitions” on page 21.

(7)	Other Expense (Income), Net

The following table presents an analysis of other expense (income), net:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(Dollars in thousands)		(Dollars in thousands)
Currency losses (gains)	$9,887	$9,656	$6,509	$(3,027)
Loss on extinguishment of debt	390	0	390	0
Bank and other financing fees	445	562	1,381	1,558
Discount on sale of accounts receivable	62	0	209	2
Other	(74)	(107)	(43)	(277)

Total other expense (income), net	$10,710	$10,111	$8,446	$(1,744)

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8)	Benefit Plans

The components of our consolidated net pension cost are set forth in the following table:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$157	$172	$470	$473
Interest cost	2,619	2,291	7,858	7,264
Expected return on plan assets	(2,909)	(2,196)	(8,728)	(7,443)
Amortization of transition obligation	2	0	5	0
Amortization of prior service cost	11	14	32	43
Amortization of unrecognized loss	319	1,621	957	4,163
Settlements/curtailments	0	(15)	0	(44)

Net Cost	$199	$1,887	$594	$4,456

The components of our consolidated net postretirement cost are set forth in the following table:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$86	$47	$272	$142
Interest cost	537	504	1,644	1,511
Amortization of prior service (benefit)	(47)	(48)	(686)	(143)
Amortization of unrecognized loss	602	562	2,538	1,685
Curtailment gain	(644)	0	(644)	0

Net Cost	$534	$1,065	$3,124	$3,195

(9)	Long-Term Debt and Liquidity

The following table presents our long-term debt:

	At December 31,	At September 30,
	2009	2010
	(Dollars in thousands)
Other European debt	$1,467	$1,383

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

On September 30, 2009, our Spanish subsidiary received a $1.8 million economic stimulus loan from the Ministry of Industry, Government of Spain. The loan is non-interest bearing and matures in October 2024. Repayment in 10 annual installments commences in October 2015. The loan is to be used for costs associated with a capital project. Under the terms of the loan we were required to return a proportionate amount of the loan if we did not spend the amount budgeted for the capital project prior to June 10, 2010. We successfully spent the entire budgeted amount prior to June 10, 2010; therefore, no amounts are classified as restricted cash at September 30, 2010. Because the loan is non-interest bearing, we were required to record the loan at its present value (determined using an interest rate of 4.33%). The difference between the proceeds received and the present value of debt is recorded as debt discount and deferred expense. The discount is amortized to income using the interest method; the deferred charge is amortized to income using the same basis and over the same period as the capital projects are depreciated. The loan balance, net of unamortized discount, was $1.2 million at September 30, 2010.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10)	Inventories

Inventories are comprised of the following:

	At December 31,	At September 30,
	2009	2010
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$89,855	$104,699
Work in process	106,606	130,472
Finished goods	51,568	51,649

	248,029	286,820
Reserves	(2,518)	(3,483)

	$245,511	$283,337

We recognize abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) as current period charges. We are required to allocate fixed production overheads to the costs of conversion based on normal capacity of the production facilities. The unabsorbed costs were attributable to adjustments of fixed production overheads to the costs of conversion based on normal capacity versus actual levels, due to production levels at certain facilities being below normal capacity for the quarters ended September 30, 2009 and 2010. Costs in excess of normal absorption at September 30, 2009 and 2010 were $7.1 million and $1.2 million, respectively.

(11)	Interest Expense

The following table presents an analysis of interest expense:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(Dollars in thousands)		(Dollars in thousands)
Interest incurred on debt	$698	$87	$2,712	$388
Amortization of debt issuance costs	347	375	1,037	1,377
Interest incurred on supply chain financing and other items	123	399	487	1,298

Total interest expense	$1,168	$861	$4,236	$3,063

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12)	Other Comprehensive (Loss) Income

Other comprehensive (loss) income consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2010	2009	2010
	(Dollars in thousands)		(Dollars in thousands)
Net Income	$6,864	$24,612	$(21,758)	$97,462
Other comprehensive (loss) income:
Foreign currency translation adjustments	26,921	45,159	52,008	(2,726)
Amortization of prior service costs and unrecognized gains and losses, net of tax of $(616), $(183), $(1,598) and $(754), respectively	1,305	2,797	3,105	7,010
Natural gas and foreign currency derivatives, net of tax of $(535), $123, $(565) and $303, respectively	(283)	(2,709)	1,290	(2,237)

Total comprehensive (loss) income	$34,807	$69,859	$34,645	$99,509

(13)	Supply Chain Financing

During the third quarter of 2008, we entered into a supply chain financing arrangement with a financing party. Under this arrangement, we essentially assign our rights to purchase needle coke from our supplier to the financing party. The financing party purchases the product from our supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment to the financing party for this needle coke includes a mark up (the “Mark-Up”). The Mark-Up is a premium expressed as a percentage of the purchase price. For the first nine months of 2010 the Mark-Up was based on 3 month LIBOR plus a margin of 2.90%. The Mark-Up is subject to quarterly reviews. This arrangement helps us to maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. Based on the terms of the arrangement, the total amount that we owe to the financing party may not exceed $49.3 million at any point in time.

We record the inventory once title and risk of loss transfers from the supplier to the financing party. The amount recorded as a liability to the financing party was $14.4 million and $25.5 million at December 31, 2009 and September 30, 2010, respectively.

For the three months ended September 30, 2010, the financing party invoiced us $47.1 million for purchases of inventory under this arrangement. There were no invoices from the financing party for purchases of inventory under this arrangement during the three months ended September 30, 2009. For the three months ended September 30, 2010, we recognized a Mark-Up of $0.4 million as interest expense. There was no Mark-Up recognized for the three months ended September 30, 2009.

For the nine months ended September 30, 2009 and 2010, the financing party invoiced us $25.4 million and $153.8 million, respectively, for purchases of inventory under this arrangement. For the nine months ended September 30, 2009 and 2010, we recognized a Mark-Up of $0.3 million and $1.3, respectively, as interest expense.

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

Product Warranties

We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid amounted to $1.2 million at December 31, 2009 and $2.5 million at September 30, 2010. The following table presents the activity in this accrual for the nine months ended September 30, 2010 (dollars in thousands):

Balance at January 1, 2010	$1,239
Product warranty charges	1,556
Payments and settlements	(311)

Balance at September 30, 2010	$2,484

(15)	Income Taxes

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

The provision for income taxes for the three months ended September 30, 2009 and 2010 was a tax expense of $5.6 million on pretax income of $12.5 million, and a tax expense of $6.9 million on pretax income of $31.5 million, respectively. The effective tax rates were 44.8% and 21.9% for the three months ended September 30, 2009 and 2010, respectively. The decrease in the effective tax rate is primarily due to jurisdictional mix of income and changes in the utilization of attributes and related valuation allowances.

The provision for income taxes for the nine months ended September 30, 2009 and 2010 was a tax expense of $8.3 million on pretax loss of $13.5 million, and a tax expense of $28.0 million on pretax income of $125.4 million, respectively. The effective tax rates were 61.5% and 22.3% for the nine months ended September 30, 2009 and 2010, respectively. The effective tax rate for the nine months ended September 30, 2009 results from not fully realizing the benefit of the $52.8 million Seadrift impairment charge in the prior year, due to the reestablishment of valuation allowances against tax attributes in the U.S. The current year effective tax rate differs from the U.S statutory rate of 35% primarily due to jurisdictional mix of income and changes in the utilization of attributes and related valuation allowances.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our cumulative year-to-date unrecognized tax benefits have decreased by $0.8 million, primarily as a result of tax positions taken in a prior period. This has a favorable impact on our effective tax rate. As of September 30, 2010, we had unrecognized tax benefits of $19.9 million, which would have a favorable impact on our effective tax rate. It is reasonably possible that a reduction in a range of $0.5 million to $1.5 million of unrecognized tax benefits may occur within 12 months as a result of the expiration of statutes of limitation.

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

Our tax provision for the nine months ended September 30, 2009 and 2010 was primarily for taxes on our international income. We continue to adjust the tax provision rate through the establishment, or release, of non-cash valuation allowances attributable to the U.S. and certain non-U.S. taxing jurisdictions, including U.S. foreign tax credit utilization. We weigh both positive and negative evidence in determining whether a valuation allowance is required. Examples of positive evidence would include a strong earnings history, an event or events that would increase our taxable income through a continued reduction of expenses, and tax planning strategies that would indicate an ability to realize deferred tax assets. The balance of significant positive evidence does not yet outweigh the negative evidence in regards to whether or not a valuation allowance is required.

On April 28, 2010, we, and certain of our subsidiaries, entered into an agreement and plan of merger with Seadrift and certain of its partners, to acquire all of the equity interests of Seadrift that we do not already own. We currently own limited partnership units constituting approximately 18.9% of the equity interests in Seadrift. As part of accounting for the acquisition, we would record deferred income tax liabilities for the fair value adjustments made to certain assets acquired and liabilities assumed. Certain of these deferred tax liabilities are expected to reverse during the same period that certain of our deferred tax assets are expected to reverse. As a result, we would reduce our preexisting valuation allowance related to such deferred tax assets which would have a favorable impact on our effective tax rate. For further discussion see Footnote 17, “Acquisitions” on page 21.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Foreign currency contracts

We enter into foreign currency contracts from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures such as foreign currency denominated debt, sales, receivables, payables, and purchases. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. There was no ineffectiveness on these contracts during either the three or nine months ended September 30, 2010.

In 2009 and 2010, we entered into foreign forward currency contracts as hedges of anticipated cash flows denominated in the Mexican peso, Brazilian real, euro and Japanese yen. These contracts were entered into to protect the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates between the US dollar and the Mexican peso, Brazilian real, euro and Japanese yen. As of September 30, 2010, we had outstanding Mexican peso, Brazilian real, euro, and Japanese yen currency contracts, with aggregate notional amounts of $48.1 million. The currency contracts outstanding as of September 30, 2010 have several maturity dates ranging from December 2010 to December 2011.

Commodity forward contracts

We periodically enter into commodity forward contracts to purchase natural gas and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. These contracts were entered into to protect against the risk that eventual cash flows related to purchases of natural gas will be adversely affected by future changes in prices. There was no ineffectiveness on these contracts during either the three or nine months ended September 30, 2010.

In 2009 and 2010, we entered into commodity forward contracts as economic hedges of exposure to variability of commodity prices for natural gas. These contracts were entered into to protect against the risk that the eventual cash flows related to purchases of natural gas will be adversely affected by future changes in prices. As of September 30, 2010, we had outstanding natural gas commodity forward contracts with an aggregate notional amount of $3.1 million. The commodity forward contracts outstanding as of September 30, 2010 have several maturity dates ranging from October 2010 to December 2011.

Certain of our derivative contracts contain provisions that require us to provide collateral. Since the counterparties to these financial instruments are large commercial banks and similar financial institutions, we do not believe that we are exposed to material counterparty credit risk, despite the current worldwide economic situation. We do not anticipate nonperformance by any of the counter-parties to our instruments.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At December 31, 2009 and September 30, 2010, the fair values of our derivatives and their respective balance sheet locations are presented in the following table:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(Dollars in Thousands)
As of December 31, 2009
Derivatives designated as cash flow hedges:
Foreign currency contracts	Other current assets	$59	Other current liabilities	$124
Commodity forward contracts	Other current assets	125

Total fair value		$184		$124

As of September 30, 2010
Derivatives designated as cash flow hedges:
Foreign currency contracts		$—	Other current liabilities	1,946
Commodity forward contracts			Other current liabilities	$536

Total fair value		$—		$2,482

The location and amount of realized (gains) losses on derivatives are recognized in the Statement of Operations when the hedged item impacts earnings and are as follows for the three and nine months ended September 30, 2009 and 2010:

		Amount of (Gain)/ Loss Recognized (Effective Portion)
	Location of (Gain)/Loss Reclassified from Other	2009	2010
Three Months ended September 30,	Comprehensive Income (Effective Portion)	(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency contracts	Cost of goods sold/Other (income) expense	$(621)	$(630)
Commodity forward contracts	Cost of goods sold	405	110

Nine Months ended September 30,	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	2009	2010
Derivatives designated as cash flow hedges:
Foreign currency contracts	Cost of goods sold/Other (income) expense	$(2,951)	$(891)
Commodity forward contracts	Cost of goods sold	2,471	296

Our foreign currency and commodity contracts are treated as hedges under ASC 815, Derivatives and Hedging and are required to be measured at fair value on a recurring basis. With respect to the inputs used to determine the fair value, we use observable, quoted rates that are determined by active markets and, therefore, classify the contracts as “Level 2” in accordance with the definition in ASC 820, Fair Value Measurements and Disclosures.

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

Acquisition costs (i.e., advisory, legal, valuation, other professional fees, etc.) are accounted for as expenses in the periods in which the costs are incurred. Total acquisition costs incurred of $5.7 million and $12.3 million in the three and nine months ended September 30, 2010, respectively are included in Selling and administrative expenses on the Consolidated Statement of Operations.

On June 9, 2010 we announced that we had received a request for additional information and documentary material from the Antitrust Division of the U.S. Department of Justice (“DOJ”) regarding our proposed acquisitions of Seadrift and C/G. The request for additional information and material, commonly referred to as a “Second Request”, is part of a customary antitrust regulatory review process, and extends the waiting period under the HSR Act (during which a merger may not be consummated) until the merging firms have substantially complied with the request. Completion of the acquisitions is subject to expiration of applicable waiting periods under the HSR Act as well as other customary closing conditions. We have responded and continue to expect the two acquisitions to close in 2010.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Introduction to Part I, Item 2, and Part II, Item 1 and Item 1A

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

•

the possibility that decreases in prices, or availability, for energy and raw materials may lead to downward pressure on prices for our products and delays in customer orders for our products as customers anticipate possible future lower prices;

•

the possibility that increases in prices, or availability, for our raw materials and the magnitude of such increases or shortages, global events that influence energy pricing and availability, increases in our energy needs, or other developments may adversely impact or offset our productivity and cost containment initiatives;

•

the possibility that current economic disruptions may result in idling or permanent closing of blast furnace capacity or delay of blast furnace capacity additions or replacements which may affect demand and prices for our refractory products;

•

the possibility that economic, political and other risks associated with operating globally, including national and international conflicts, terrorists acts, political and economic instability, civil unrest, and natural calamities can interfere with our supply chain, our customers, and our activities in a particular location;

•

the possibility that reductions in customers’ production, increases in competitors’ capacity, competitive pressures, or other changes in other markets we serve may occur, which may impact demand for, prices of or unit and dollar volume sales of, our other products, or growth or profitability of our other product lines, or change our position in such markets;

•

the possibility that we will not be able to hire and retain key personnel or to renew or extend our collective bargaining or similar agreements on reasonable terms as they expire or to do so without a work stoppage or strike, including at our Clarksburg, West Virginia facility where its primary collective bargaining agreement with the United Steelworkers (“USW”) has expired by its terms in June 2010. Our Clarksburg facility manufactures specialty graphite products. Our bargaining unit team members have continued to work without a contract. We continue to meet and negotiate in good faith with the USW. To date there has been no disruption to our operations or ability to meet delivery targets as a result of the negotiations. While we have positive expectations that there will not be a work stoppage, there is the possibility of a work stoppage or other disruption in our Clarksburg operations. We have developed plans to address potential contingencies. However, there is the possibility that any work stoppage or disruption could adversely impact our specialties graphite business;

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

Based on current International Monetary Fund (IMF) projections and other global economic forecasts, world output is projected to rise in 2010 in both advanced and emerging economies. Although the recovery remains fragile, the IMF projects that world output will grow by 3.7% in 2010, a modest increase of 0.1 percentage points since its last estimates published in July 2010.

The IMF further stated in its most recent report that global indicators of real economic activity strengthened during the first half of 2010. However during the second quarter of 2010, concerns over the stability of the recovery emerged as a result of the sovereign debt market turmoil (particularly in the euro area). As of October 2010 financial conditions are fragile, but have begun to normalize. There are downside risks, but the IMF believes that the probability for a sharp global slowdown remains low.

The pace of economic recovery continues to vary among advanced and emerging countries. Output in emerging countries is projected to expand by 7.1% in 2010, driven largely by continued fixed asset investment and strong consumer spending. By contrast the recovery remains sluggish in most advanced countries, with output expected to grow by 2.7% in 2010.

After peaking in the second quarter, global steel operating rates fell by the end of the third quarter of 2010. Steel mills continued to cautiously adjust operating levels in response to economic uncertainty and weaker demand from key steel end-markets (automotive, construction, and appliances).

According to published reports, estimated global steel capacity utilization was approximately 74% and 78%, respectively, for the three and nine months ended September 30, 2010, compared to approximately 75% and 69% utilization for the same periods last year. The United States steel industry operated at an estimated 71% for both the three and nine months ended September 30, 2010, up from 54% and 47% utilization for the comparable periods in 2009.

Demand for our Industrial Materials segment’s products is primarily linked with the global production of steel in an electric arc furnace and, to a lesser extent, with the total production of steel and certain other metals. During the three and nine months ended September 30, 2010, global steel production, excluding China, increased by 11% and 26%, respectively, compared to the same periods last year. China’s steel production fell approximately 2% and rose approximately 13% for the respective periods, contributing to global steel production increases of 5% and 19%, compared to 2009 levels. Based on industry projections, total steel production for the fourth quarter of 2010 is expected to be approximately 330 million metric tons, which is relatively flat with the fourth quarter of 2009 and a reduction of approximately 3% compared to the third quarter of 2010. For the second half of 2010, total steel production is expected to be approximately 5% lower than production in the first half of 2010.

EAF steel production has followed a similar trend as overall steel production. During the three and nine months ended September 30, 2010, estimated global EAF steel production, excluding China, increased by 7% and 16%, respectively, compared to the same periods last year. China’s estimated EAF steel production fell approximately 2% in the three months ended September 30, 2010, and increased by 15% in the nine months ended September 30, 2010. Global EAF steel production increased by an estimated 6% and 16%, respectively, during the three and nine months ended September 30, 2010, compared to the same periods last year. EAF steel production for the fourth quarter of 2010 is expected to be approximately 94 million metric tons, an estimated increase of 3% compared to the fourth quarter of 2009 and a reduction of approximately 3% compared to the third quarter of 2010. Generally, changes in graphite electrode demand have tracked changes in EAF steel production.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Outlook

Based on International Monetary Fund (IMF) projections and other economic reports, global economies continue to recover, to varying degrees, however downside risks remain high. The fragility of the global economic recovery remains a concern in both advanced and emerging economies. According to the World Steel Association and other industry sources, global steel operating rates have fallen steadily since the second quarter of 2010 and are not anticipated to improve significantly in the near term. As a result, electric arc furnace steel end market demand is expected to ease in the fourth quarter of 2010.

Our third quarter 2010 results came in stronger than anticipated as a result of favorable currency movement, the timing of shipments in our refractories business and a lower tax rate. For the fourth quarter of 2010, we expect graphite electrode sales volumes to be flat to down with the third quarter in response to subdued operating rates at our customers. Sales in our Engineered Solutions segment are anticipated to remain solid as demand in key end markets such as solar, oil and gas exploration and electronics continues to improve. In aggregate, as a result of softening steel operating rates, our expectation is that operating income in the fourth quarter of 2010 will decline slightly as compared to the third quarter.

Based on IMF projections and other economic forecasts described above, we would expect the following targeted results in 2010, excluding any impact from the announced acquisitions of Seadrift and C/G and related customary transaction costs:

•	Operating income in the range of $175 million to $180 million (previous guidance was $170 million to $180 million);

•	Overhead expense (selling and administrative and research and development expenses) in the range of $110 million to $112 million (previous guidance was $105 million to $110 million);

•	Capital expenditures of approximately $75 million to $80 million;

•	Depreciation expense of approximately $40 million (previous guidance was $38 million);

•	An effective tax rate in the range of 21 percent to 23 percent (previous guidance was 23 percent to 25 percent);

•	Cash flow from operations in the range of $100 million to $110 million.

Our outlook could be significantly impacted by, among other things, factors described under “Forward Looking Statements and Risks” in this Report and “Risk Factors” in this Report and in the Annual Report.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Results of Operations and Segment Review

Three Months Ended September 30, 2009 as Compared to Three Months Ended September 30, 2010.

The tables presented in our period-over-period comparisons summarize our consolidated statements of operations and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the three months ended September 30, 2009 and 2010. Throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), changes that are both less than 5% and less than $1.0 million, are deemed to be not meaningful and are designated as “NM”.

(in thousands, except per share data and % change)

	For the Three Months Ended September 30,
	2009	2010	Increase (Decrease)	% Change
Net sales	$164,879	$255,236	$90,357	55
Cost of sales	118,346	180,204	61,858	52

Gross profit	46,533	75,032	28,499	61
Research and development	2,871	3,535	664	NM
Selling and administrative expenses	18,589	30,593	12,004	65

Operating income	25,073	40,904	15,831	63
Equity in losses (earnings) and write-down of investment in non-consolidated affiliate	953	(1,416)	(2,369)	(249)
Other expense, net	10,710	10,111	(599)	NM
Interest expense	1,168	861	(307)	NM
Interest income	(251)	(160)	(91)	NM

Income before provision for income taxes	12,493	31,508	19,015	152
Provision for income taxes	5,629	6,896	1,267	23

Net income	$6,864	$24,612	$17,748	259

Basic income per common share:	$0.06	$0.20	$0.14
Diluted income per common share:	$0.06	$0.20	$0.14

Net sales. Net sales by operating segment for the three months ended September 30, 2009 and 2010 were:

(in thousands, except per share data and % change)

	For the Three Months Ended September 30,
	2009	2010	Increase (Decrease)	% Change
Industrial Materials	$136,721	$208,248	$71,527	52
Engineered Solutions	28,158	46,988	18,830	67

Total net sales	$164,879	$255,236	$90,357	55

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

We experienced higher sales for both of our operating segments led by a significant increase in our Industrial Materials operating segment due to the slow economic recovery that began in the third quarter of 2009 and has continued through the first three quarters of 2010. The demand for our products improved because the destocking activity witnessed in 2009 came to an end and EAF steel operating rates improved significantly year-over-year, when compared to the significantly reduced levels experienced in 2009. We experienced increased demand across most of our products lines, in both of our operating segments, as our customers started the reordering process and shipments continued to increase in response to increasing orders and production.

Our analysis of the percentage change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial materials	73%	(16%)	(5%)	52%
Engineered solutions	76%	(5%)	(4%)	67%

Net sales. For the Industrial Materials segment, sales increased significantly in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to higher graphite electrode sales volume. Partially offsetting this increased demand, we saw the weighted average selling price of our melter and non-melter graphite electrodes decrease by approximately 9%, exclusive of currency impacts, from the three months ended September 30, 2009 compared to the three months ended September 30, 2010. Looking forward, we expect graphite electrode prices to remain relatively flat in the fourth quarter as compared to the third quarter pricing levels. Higher electrode sales volumes are expected to continue to mitigate, in part, the lower electrode pricing.

Cost of sales. The two primary drivers of the increase in cost of sales period over period were increases in shipments of our products of $46.0 million and production costs of $23.8 million across both of our segments. The global recession led to a dramatic decline in the demand for, and corresponding production of, graphite electrodes during the three months ended September 30, 2009. Our production volume began increasing in the second half of 2009 and has continued to increase throughout 2010 as our customers ramped up production from the low levels experienced during the first half of 2009.

Needle coke is the primary raw material in the manufacture of graphite electrodes. We usually purchase 70% to 80% of our needle coke requirements from one supplier under contracts with one-year fixed price per metric ton schedules. Our production in 2010 began to use higher cost needle coke purchased in the fourth quarter of 2009, at prices which were approximately 45% higher than the cost of needle coke used in production during the first nine months of 2009. The inventory flow through of the higher cost raw material increased our cost of goods sold in the three months ended September 30, 2010 when compared to the same period in 2009. Our ability to pass this increased cost to customers depends to a large extent on the strength of the global economic recovery. Higher volumes increased our fixed costs absorption in the three months ended September 30, 2010, partially offsetting the higher coke cost.

We currently purchase a majority of our requirements for petroleum coke, our principal raw material, from two plants of ConocoPhillips under supply agreements containing customary terms and conditions, including price renegotiation, dispute resolution and termination provisions. The termination provisions permitted either party to terminate the agreements at the end of a calendar year by giving the other party notice of termination by September 30 of that calendar year. During the course of recent discussions with ConocoPhilips regarding our future needle coke requirements, including potential changes in such needs as a result of our pending acquisition of Seadrift, as well as other provisions of the agreements which had become inapplicable due to changes in circumstances over the decade since the agreements were first established, the consensus of the parties was that the agreements should be terminated and that the parties enter into negotiations concerning future supply of needle coke. Accordingly, we received notice of termination of the supply agreements effective as of December 31, 2010 and we have entered into negotiations with them for a new supply agreement to enable us to cover our future needle coke requirements. Under the termination provisions, in the event of such a termination, the parties are required to enter into replacement agreements providing for the supply and purchase of needle coke for a term of three years beginning immediately after the effective termination date, with decreasing quantities in each of those years and with pricing based on market prices. We believe the estimated quantities under the replacement agreements will be sufficient for our forecast raw material requirements based on our expectations of closing the proposed Seadrift acquisition in the fourth quarter of 2010, as described on page 21 in Note 17, “Acquisitions” of the Notes to Consolidated Financial Statements.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Selling and administrative expenses. Acquisition costs (i.e., advisory, legal, valuation, other professional fees, etc.) associated with our announced agreements to acquire Seadrift and C/G represented $5.7 million of the increase for the three months ended September 30, 2010 as compared to the same period of the prior year. We also experienced higher overhead expense due to increases in sales and marketing coverage to support internal growth initiatives and higher commission expense related to increased sales during the three months ended September 30, 2010 when compared to the three months ended September 30, 2009.

Equity in losses (earnings) and write-down of investment in non-consolidated affiliate. Our equity in the losses of Seadrift, on a one-month lag, during the three months ended September 30, 2009 were $0.5 million and our equity in the earnings of Seadrift, on a one-month lag, during the three months ended September 30, 2010 were $1.9 million. The increase in earnings period over period is due in large part to an increase in production volumes at Seadrift.

Other expense, net. Other expense, net decreased from $10.7 million in the three months ended September 30, 2009 to $10.1 million in the three months ended September 30, 2010. Currency losses went from $9.9 million in the three months ended September 30, 2009 to $9.7 million during the same period of 2010. Loss on extinguishment of debt was $0.4 million in the three months ended September 30, 2009.

Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment:

	For the Three Months Ended September 30,
	2009	2010
	(Dollars in thousands)
Industrial Materials	$23,828	$34,666
Engineered Solutions	1,245	6,238

Total segment operating income	$25,073	$40,904

The percentage relationship of operating expenses to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	For the Three Months Ended
	September 30,
	(Percentage of sales)
	2009	2010	Change
Industrial Materials	83%	83%	0%
Engineered Solutions	96%	87%	(9%)

Segment operating costs and expenses as a percentage of sales for Industrial Materials remained consistent period over period. However total operating costs and expenses increased $60.7 million from the three months ended September 30, 2009 as compared to the three months ended September 30, 2010. The increase was primarily a result of volume increases of $30.1 million, higher production costs of $22.4 million and acquisition costs incurred of $5.7 million.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Segment operating costs and expenses as a percentage of sales for Engineered Solutions decreased nine percentage points to 87% in the three months ending September 30, 2010 as compared to the three months ending September 30, 2009. Total operating costs and expenses, however, increased $13.8 million from the three months ended September 30, 2009 as compared to the three months ended September 30, 2010. The increase was primarily a result of increases in volume of $15.9 million, partially offset by favorable product mix of $2.4 million.

Provision for income taxes. The provision for income taxes for the three months ended September 30, 2009 was a tax expense of $5.6 million on pretax income of $12.5 million as compared to tax expense of $6.9 million on pretax income of $31.5 million for the three months ended September 30, 2010. The effective tax rates were 44.8% and 21.9% for the three months ended September 30, 2009 and 2010, respectively. The decrease in the current year effective tax rate is primarily due to jurisdictional mix of income and changes in the utilization of attributes and related valuation allowances.

Nine Months Ended September 30, 2009 as Compared to Nine Months Ended September 30, 2010.

The tables presented in our period-over-period comparisons summarize our consolidated statements of operations and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the nine months ended September 30, 2009 and 2010. Throughout our MD&A, changes that are both less than 5% and less than $1.0 million, are deemed to be not meaningful and are designated as “NM”.

(in thousands, except per share data and % change)

	For the Nine Months Ended September 30,
	2009	2010	Increase (Decrease)	% Change
Net sales	$456,679	$725,754	$269,075	59
Cost of sales	332,332	507,892	175,560	53

Gross profit	124,347	217,862	93,515	75
Research and development	8,048	9,261	1,213	15
Selling and administrative expenses	63,319	85,412	22,093	35

Operating income	52,980	123,189	70,209	133
Equity in losses (earnings) and write-down of investment in non-consolidated affiliate	54,343	(2,326)	(56,669)	(104)
Other expense (income), net	8,446	(1,744)	10,190	121
Interest expense	4,236	3,063	(1,173)	(28)
Interest income	(552)	(1,228)	676	NM

(Loss) income before provision for income taxes	(13,493)	125,424	138,917	(1,030)
Provision for income taxes	8,265	27,962	19,697	238

Net (loss) income	$(21,758)	$97,462	$119,220	(548)

Basic (loss) income per common share:	$(0.18)	$0.81	$0.99
Diluted (loss) income per common share:	$(0.18)	$0.80	$0.98

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Net sales. Net sales by operating segment for the nine months ended September 30, 2009 and 2010 were:

(in thousands, except per share data and % change)

	For the Nine Months Ended September 30,
	2009	2010	Increase (Decrease)	% Change
Industrial Materials	$371,076	$599,394	$228,318	62
Engineered Solutions	85,603	126,360	40,757	48

Total net sales	$456,679	$725,754	$269,075	59

We experienced higher sales for both of our operating segments led by a significant increase in our Industrial Materials operating segment due to the slow economic recovery that began in the third quarter of 2009 and has continued through the first nine months of 2010 because of the completion of inventory destocking by our customers. We experienced increased demand across most of our products lines, in both of our operating segments, as our customers, especially those in the Industrial Materials segment, started the reordering process and shipments continued to increase in response to increasing orders and production.

Our analysis of the percentage change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial materials	72%	(6%)	(4%)	62%
Engineered solutions	52%	(3%)	(1%)	48%

Net sales. Sales for the Industrial Materials segment increased significantly in the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009 due to higher graphite electrode sales volume. Partially offsetting this increased demand, we saw the weighted average selling price of our melter and non-melter graphite electrodes decrease by approximately 6%, exclusive of currency impacts, from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. Looking forward, we expect graphite electrode prices to remain relatively flat in the fourth quarter when compared to current pricing levels. Higher period over period electrode sales volumes are expected to continue to mitigate, in part, the lower electrode pricing.

Cost of sales. The primary drivers of the increase in cost of sales were increases in shipments of our products of $125.4 million, production costs of $34.3 million and unfavorable foreign currency impact of $9.9 million, across both of our segments in the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009. The global recession led to a dramatic decline in the demand for, and corresponding production of, graphite electrodes during the nine months ended September 30, 2009. Our production volume began increasing in the second half of 2009 and has continued to increase through the first nine months of 2010 as our customers ramped up production from the low levels experienced during the first half of 2009.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Needle coke is the primary raw material in the manufacture of graphite electrodes. We usually purchase 70% to 80% of our needle coke requirements from one supplier under contracts with one-year fixed price per metric ton schedules. Our production in 2010 began to use higher cost needle coke purchased in the fourth quarter of 2009, at prices which were approximately 45% higher than the cost of needle coke used in production during the first nine months of 2009. The inventory flow through of the higher cost raw material has increased our cost of goods sold in the nine months ended September 30, 2010 when compared to the same period in 2009. Our ability to pass this increased cost to customers depends to a large extent on the strength of the global economic recovery. Higher volumes increased our fixed costs absorption in the nine months ended September 30, 2010, partially offsetting the higher coke cost.

We currently purchase a majority of our requirements for petroleum coke, our principal raw material, from two plants of ConocoPhillips under supply agreements containing customary terms and conditions, including price renegotiation, dispute resolution and termination provisions. The termination provisions permitted either party to terminate the agreements at the end of a calendar year by giving the other party notice of termination by September 30 of that calendar year. During the course of recent discussions with ConocoPhilips regarding our future needle coke requirements, including potential changes in such needs as a result of our pending acquisition of Seadrift, as well as other provisions of the agreements which had become inapplicable due to changes in circumstances over the decade since the agreements were first established, the consensus of the parties was that the agreements should be terminated and that the parties enter into negotiations concerning future supply of needle coke. Accordingly, we received notice of termination of the supply agreements effective as of December 31, 2010 and we have entered into negotiations with them for a new supply agreement to enable us to cover our future needle coke requirements. Under the termination provisions, in the event of such a termination, the parties are required to enter into replacement agreements providing for the supply and purchase of needle coke for a term of three years beginning immediately after the effective termination date, with decreasing quantities in each of those years and with pricing based on market prices. We believe the estimated quantities under the replacement agreements will be sufficient for our forecast raw material requirements based on our expectations of closing the proposed Seadrift acquisition in the fourth quarter of 2010, as described on page 21 in Note 17, “Acquisitions” of the Notes to Consolidated Financial Statements.

Selling and administrative expenses. Acquisition costs (i.e., advisory, legal, valuation, other professional fees, etc.) associated with our announced agreements to acquire Seadrift and C/G represented $12.3 million of the increase for the nine months ended September 30, 2010 as compared to the same period of the prior year. We also experienced higher overhead expense due to increases in sales and marketing coverage to support internal growth initiatives and higher commission expense related to increased sales during the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009.

Equity in losses (earnings) and write-down of investment in non-consolidated affiliate. Our equity in the earnings of Seadrift, on a one-month lag, were $1.6 million and $3.8 million during the nine month periods ended September 30, 2009 and 2010, respectively. The increase in earnings period over period is due in large part to an increase in production volumes at Seadrift. Additionally, in the nine months ended September 30, 2009 we recorded an impairment charge for the write-down to fair value of our investment of $52.8 million.

Other expense (income), net. Other expense (income), net went from an expense of $8.4 million in the nine months ended September 30, 2009 to income of $1.7 million in the nine months ended September 30, 2010, due in large part to currency gains from the weakening of the euro in the nine months ending September 30, 2010 which led to favorable gains on remeasurement of intercompany loans and activities denominated in the euro, as compared to a strengthening of the euro in the nine months ending September 30, 2009. During the nine months ended September 30, 2009 we recorded currency losses of $6.5 million as compared to currency gains of $3.0 million during the nine months ended September 30, 2010.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment:

	For the Nine Months Ended September 30,
	2009	2010
	(Dollars in thousands)
Industrial Materials	$46,986	$110,835
Engineered Solutions	5,994	12,354

Total segment operating income	$52,980	$123,189

The percentage relationship of operating expenses to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	For the Nine Months Ended
	September 30,
	(Percentage of sales)
	2009	2010	Change
Industrial Materials	87%	82%	(5%)
Engineered Solutions	93%	90%	(3%)

Segment operating costs and expenses as a percentage of sales for Industrial Materials decreased five percentage points to 82% in the nine months ended September 30, 2010. However total operating costs and expenses increased $164.5 million from the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2010. The increase was primarily a result of volume increases of $95.7 million, increases in production costs and variances of $38.3 million, unfavorable foreign currency impact of $10.8 million and acquisition costs incurred of $12.3 million.

Segment operating costs and expenses as a percentage of sales for Engineered Solutions decreased three percentage points to 90% in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. However, total operating costs and expenses increased $34.4 million from the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2010. The increase was primarily a result of higher volumes of $29.7 million, depreciation expense $2.6 million and incentive compensation accruals for $2.0 million.

Provision for income taxes. The provision for income taxes for the nine months ended September 30, 2009 was a tax expense of $8.3 million on pretax loss of $13.5 million as compared to tax expense of $28.0 million on pretax income of $125.4 million for the nine months ended September 30, 2010. The effective tax rates were 61.5% and 22.3% for the nine months ended September 30, 2009 and 2010, respectively. The effective tax rate for the nine months ended September 30, 2009 results from not fully realizing the benefit of the $52.8 million Seadrift impairment charge in the prior year, due to the reestablishment of valuation allowances against tax attributes in the U.S. The current year effective tax rate differs from the U.S statutory rate of 35% primarily due to jurisdictional mix of income and changes in the utilization of attributes and related valuation allowances.

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

During the nine months ended September 30, 2010, the average exchange rate for the Brazilian real and the South African rand increased significantly, about 16.1% and 15.8%, respectively, when compared to their respective average exchange rates for the nine months ended September 30, 2009. During the nine months ended September 30, 2010 the Mexican peso and the Japanese yen increased roughly 7.3% and 6.0%, respectively, while the euro decreased 3.6%, when compared to their average exchange rates for the nine months ended September 30, 2009. The average exchange rate of the British pound decreased less than 1.0% during the nine months ended September 30, 2010 when compared to its average exchange rate for the nine months ended September 30, 2009.

For net sales of Industrial Materials, the impact of changes in the average exchange rates for the period was a decrease of $13.2 million in the nine months ended September 30, 2010. For the cost of Industrial Materials, the impact of these events was an increase of $10.8 million in the nine months ended September 30, 2010.

As part of our cash management, we also have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Operations.

We had a net total currency loss of $6.5 million in the nine months ended September 30, 2009 as compared to a net total currency gain of $3.0 million in the nine months ended September 30, 2010, mainly due to the remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities.

We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by changes in currency exchange rates, as described under “Item 3–Quantitative and Qualitative Disclosures about Market Risk”.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Liquidity and Capital Resources

Global capital markets have been, and continue to be, disrupted and volatile. The cost and availability of funding has been and may continue to be adversely affected by illiquid credit markets. We believe that we have adequate liquidity, including availability under our credit agreement, to meet all of our present operating needs. Continued turbulence in the U.S. and international financial markets, however, could adversely affect the cost and availability of financing to us in the future.

Our financing obligations are as follows:

	At December 31, 2009	At September 30, 2010
	(Dollars in thousands)
Short-term debt	$1,113	$9
Supply chain financing liability	14,404	25,460

Total current financing liabilities	15,517	25,469

Long-term debt	1,467	1,383

Total financing liabilities	$16,984	$26,852

At September 30, 2010, we had cash and cash equivalents of $66.5 million, long-term debt of $1.4 million and stockholders’ equity of $684.4 million. We also have $257.5 million available through our Revolving Facility. As part of our cash management activities, we manage accounts receivable credit risk, collections, and accounts payable vendor terms to maximize our free cash at any given time and minimize accounts receivable losses.

We have an accounts receivable factoring arrangement in place that provides additional working capital liquidity of up to $25.0 million. During the three and nine months ended September 30, 2009 certain subsidiaries sold receivables totaling $8.4 million and $32.1 million, respectively. These proceeds were used to reduce debt and to fund operations. If we had not sold receivables, our accounts receivable and our debt would each have been about $9.4 million higher at September 30, 2009. All such receivables were sold without recourse, and no amount of accounts receivable sold are recorded in the Consolidated Balance Sheet. We did not sell any receivables under this arrangement during the three and nine months ended September 30, 2010.

Our sources of funds have consisted principally of cash flow from operations, debt including our Revolving Facility, equity financings, and supply chain financings. Our uses of those funds (other than for operations) have consisted principally of capital expenditures, payment of pension and post-retirement contributions, debt reductions, purchases of treasury shares and other obligations. As of September 30, 2010, we have several future obligations accrued that will utilize a significant amount of such funds. These obligations include our acquisition related expenses of $3.8 million which will be paid during the fourth quarter.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

During 2008, we entered into a supply chain financing arrangement with a financing party that provides additional working capital liquidity of up to $50 million. Under this arrangement, we essentially assigned our rights to purchase needle coke from our supplier to the financing party. The financing party purchases the product from our supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment for this needle coke will include a mark up (the “Mark-Up”). For the first nine months of 2010 the Mark-Up was based on 3 month LIBOR plus a margin of 2.90%. The Mark-Up is subject to quarterly reviews. In effect, we have a longer period of time to pay the financing party than by purchasing directly from the supplier which helps us maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. During the nine months ended September 30, 2010, the financing party invoiced us $153.8 million and we had net borrowings of $11.1 million for purchases of inventory under this arrangement, including a Mark-Up of $1.3 million.

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

The Revolving Facility matures in April 2013. See footnote 9, “Long-Term Debt and Liquidity”, of the Notes to Consolidated Financial Statements on page 13 for a further discussion of our completion of the refinancing of our Revolving Facility during the quarter.

At September 30, 2010, there were no borrowings drawn from the Revolving Facility, and $257.5 million was available (after consideration of outstanding letters of credit of $2.5 million). It is possible that our future ability to borrow under the Revolving Facility will be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Revolving Facility.

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

At September 30, 2010, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable. These covenants include maintaining an interest coverage ratio of at least 1.75 to 1.00 and a maximum net senior secured leverage ratio of 2.25 to 1.00, subject to adjustment based on a rolling average of the prior four quarters. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants through maturity of our Revolving Facility. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

At September 30, 2010 we had outstanding letters of credit of $7.0 million under a $10 million Letter of Credit facility with another commercial bank.

At September 30, 2010, approximately 88% of our debt outstanding consisted of fixed rate obligations as compared to 83% at December 31, 2009.

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

Certain of our obligations could have a material impact on our liquidity. Cash flow from operations are used to service payments of our obligations, including our incentive compensation program paid out in the second quarter of 2010, thereby reducing funds available to us for other purposes. Although we currently have no borrowings under the Revolving Facility, and no plans to draw thereunder other than in connection with the Seadrift and C/G acquisitions when consummated, another downturn in the global economy, or additional acquisitions, may require borrowings under our Revolving Facility, particularly if our accounts receivable and supply chain financing arrangements are terminated. If the economy continues to improve, we should experience improved results of operations and cash flows, yet could require significant cash requirements to purchase inventories and pay other obligations as accounts receivable increase. A downturn could significantly negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.

As described in footnote 17, “Acquisitions”, of the Notes to Consolidated Financial Statements on page 21, we have entered into an agreement and plan of merger with Seadrift and certain of its partners to acquire all of the equity interests of Seadrift that we do not already own. At the same time, we entered into an agreement and plan of merger with C/G and certain of its members to acquire all of the outstanding equity interests in C/G. The consideration to be paid for Seadrift will consist of $78.5 million in cash less debt (subject to working capital adjustments), 12 million New GTI Shares, and non-interest bearing, senior subordinated promissory notes in an aggregate face amount of $100 million due in 2015. The consideration to be paid for C/G will consist of $152.5 million in cash less debt (subject to working capital adjustments), 12 million New GTI Shares and non-interest bearing, senior subordinated promissory notes in an aggregate face amount of $100 million due in 2015. Approximately $185 million of the cash consideration to be paid in connection with the transactions will be funded through borrowings under our Revolving Facility. The balance of the cash purchase portion of the purchase price will be paid from cash on hand.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Cash Flows.

The following is a discussion of our cash flow activities:

	For the Nine Months Ended September 30,
	2009	2010
	(Dollars in millions)
Cash flow provided by (used in):
Operating activities	$121.7	$54.0
Investing activities	(47.0)	(44.7)
Financing activities	(78.8)	$5.7

Operating Activities

Cash flow from operating activities represents cash receipts and cash disbursements related to all our activities other than to investing and financing activities. Operating cash flow is derived by adjusting net income for:

•

Non-cash items such as depreciation and amortization; post retirement obligations, severance and pension plan changes; stock-based compensation charges; equity in losses (earnings) and write down of investment in our non-consolidated affiliate

•	Gains and losses attributed to investing and financing activities such as gains and losses on the sale of assets and unrealized currency transaction gains

•	Changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations

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

During the nine months ended September 30, 2009, changes in working capital resulted in a net source of funds of $47.7 million which was impacted by:

•

sources of funds of $64.2 million from a decrease in accounts receivable, net of factoring of $(16.0) million, which are primarily attributable to decreased sales, credit risk policies, and cash collection efforts;

•	sources of funds of $62.8 million from a decrease in inventory on hand; and

•	use of funds of $61.8 million for accounts payable and accruals due to the decrease in inventory purchases and the timing of payments.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

During the nine months ended September 30, 2010, changes in working capital resulted in a net use of funds of $79.2 million which was impacted by:

•

use of funds of $42.3 million from the increase in accounts receivable, including the effect of factoring for $1.1 million, which are due primarily to increased sales for the period and the limited use of factoring;

•	use of funds for inventories of $39.0 million primarily due to the increased sales volume; and

•	sources of funds of $6.7 million from an increase in accounts payable and accruals through normal operations and inventory purchases.

Other items that affected our cash balance during the nine months ended September 30, 2010 included payment of incentive compensation of $19.6 million, payments of acquisition costs of $8.5 million, Federal income tax payments in the United States of $4.1 million, and income tax payments in Mexico, South Africa and Switzerland of $2.6 million, $2.7 million, and $9.5 million, respectively.

Investing Activities.

Net cash used in investing activities was $47.0 million during the nine months ended September 30, 2009 which was mainly attributable to capital expenditures of $40.5 million, and a $6.0 million loan to our non-consolidated affiliate.

Net cash used in investing activities was $44.7 million during the nine months ended September 30, 2010 and included capital expenditures of $51.5 million, which was partially offset by proceeds received on the repayment of our loan to our non-consolidated affiliate of $6.0 million.

Financing Activities.

Net cash flow used in financing activities was $78.8 million during the nine months ended September 30, 2009, mainly driven by net repayments of $30.5 million under our Revolving Facility, net repayments under our supply chain financing arrangement of $30.1 million, payments on long-term debt totaling $20.0 million which included the redemption of the remaining outstanding balance of our Senior Notes of $19.9. Those uses of cash were partially offset by proceeds of $1.8 million from a zero interest loan from the Spanish government for capital expenditures.

Net cash flow provided by financing activities was $5.7 million during the nine months ended September 30, 2010 and included net borrowings under our supply chain financing arrangement of $11.1 million, partially offset by bank fees and charges to amend and restate our credit agreement of $4.5 million and purchases of treasury shares of $1.2 million.

Restrictions on Dividends and Stock Repurchases

A description of the restriction on our ability to pay dividends and our ability to repurchase common stock is set forth under “Item 5 – Dividend Policies and Restrictions” in the Annual Report and such description is incorporated herein by reference.

Under the Revolving Facility, in general, GTI is permitted to pay dividends or other distributions (whether in cash, securities or other property) so long as such dividends and distributions do not exceed 50% of our consolidated net income for the immediately proceeding fiscal period and do not exceed, during the term of the Revolving Facility, the aggregate amount of $75 million (or up to $300 million if certain leverage ratio requirements are satisfied).

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Recent Accounting Pronouncements

We discuss recently adopted accounting standards on page 6 in Note 2, “New Accounting Standards” of the Notes to Consolidated Financial Statements.

Description of Our Financing Structure

We discuss our financing structure in more detail on page 13 in Note 9, “Long-Term Debt and Liquidity” of the Notes to Consolidated Financial Statements.

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

Currency Rate Management. We enter into foreign currency instruments from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, net, relating to non-dollar denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments, which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. Forward exchange contracts and purchased currency options are carried at market value. The outstanding contracts at December 31, 2009 and September 30, 2010 represented a net unrealized loss of $0.1 million and $1.9 million, respectively.

Commercial Energy Rate Management. We periodically enter into natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. The outstanding contracts at December 31, 2009 and September 30, 2010 represented a net unrealized gain of $0.1 million and a net unrealized loss of $0.5 million, respectively.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Sensitivity Analysis. We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates on gross margin and changes in interest rates on interest expense. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for the nine months ended September 30, 2010 by about $2.2 million including the effect of our foreign currency hedging contracts. Due to our reduced levels of outstanding debt, a hypothetical increase in interest rates of 1,000 basis points (10%) would have a nominal impact of less than $0.1 million on our interest expense for the nine months ended September 30, 2010.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level as of September 30, 2010.

Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2010 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings

The information required by this Item is set forth on page 17 in Note 14, “Contingencies” of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A. Risk Factors

The following Risk Factors should be read in conjunction with the Risk Factors set forth in the Annual Report.

Risks Relating to the Seadrift and C/G Transactions

We may not be able to obtain the regulatory approvals required to consummate the Seadrift and C/G mergers.

Completion of the Seadrift and C/G mergers is conditioned upon the receipt of all required governmental consents, clearances and authorizations. Complying with requests from such governmental agencies, including requests for additional information and documents, could delay consummation of either or both of the mergers. On June 7, 2010, the Antitrust Division of the DOJ issued requests for additional information and documents relevant to each of the Seadrift merger and the C/G merger, respectively. These requests extend the waiting period during which the mergers may not be consummated for 30 days from the date of receipt by the DOJ of the additional materials requested, unless that period is extended voluntarily by the parties or terminated sooner by the DOJ. We are substantially complete with obtaining all of these consents and authorizations as required by and in accordance with the terms of the merger agreements.

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

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

We purchase a majority of our requirements for petroleum coke, our principal raw material, from ConocoPhillips, a direct competitor of Seadrift. The Seadrift Merger may have a negative effect on our relationship with needle coke suppliers. If we are unable to maintain contracts with third party needle coke suppliers, including ConocoPhilips, our production operations could be negatively affected.

There are currently several firms in the world (in addition to Seadrift) producing ultra-high power (“UHP”) grade needle coke. The Seadrift merger will provide us with control over a direct competitor to these firms. The completion of the Seadrift merger may negatively affect our relationship with the other suppliers of needle coke who may elect not to sell to us or reduce their volume of sales to us.

We currently purchase a majority of our requirements for petroleum coke, our principal raw material, from two plants of ConocoPhillips under supply agreements containing customary terms and conditions, including price renegotiation, dispute resolution and termination provisions. The termination provisions permitted either party to terminate the agreements at the end of a calendar year by giving the other party notice of termination by September 30 of that calendar year. During the course of recent discussions with ConocoPhilips regarding our future needle coke requirements, including potential changes in such needs as a result of our pending acquisition of Seadrift, as well as other provisions of the agreements which had become inapplicable due to changes in circumstances over the decade since the agreements were first established, the consensus of the parties was that the agreements should be terminated and that the parties enter into negotiations concerning future supply of needle coke. Accordingly, we received notice of termination of the supply agreements effective as of December 31, 2010 and we have entered into negotiations with them for a new supply agreement to enable us to cover our future needle coke requirements. Under the termination provisions, in the event of such a termination, the parties are required to enter into replacement agreements providing for the supply and purchase of needle coke for a term of three years beginning immediately after the effective termination date, with decreasing quantities in each of those years and with pricing based on market prices. We believe the estimated quantities under the replacement agreements will be sufficient for our forecast raw material requirements based on our expectations of closing the proposed Seadrift acquisition in the fourth quarter of 2010.

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

The acquisition may still be challenged by regulators or third parties following consummation.

Although we believe we will have obtained prior to consummation of the Mergers, all required regulatory approvals, it is possible that regulatory authorities or third parties such as competitors or customers may still bring actions challenging the Mergers, or seeking damages, before or after consummation of the Mergers. Any such actions, if brought, may lead to additional delay, cause us to incur significant costs and expenses, and result in further diversion of management’s attention.

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

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2010	1,316	$14.24	0	2,051,905
August 1 through August 31, 2010	0	0.00	0	2,051,905
September 1 through September 30, 2010	1,623	15.59	0	2,051,905

*	Including purchases of vested restricted stock shares from employees as payment for the withholding taxes due upon the vesting or payment of stock awards. These share repurchases are appropriately not considered purchases as part of publicly announced plans or programs.

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 6. Exhibits

The exhibits listed in the following table have been filed as part of this Report.

Exhibit Number	Description of Exhibit

*31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

*31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark R. Widmar, Vice President and Chief Financial Officer.

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark R. Widmar, Vice President and Chief Financial Officer.

*	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.

Date: October 28, 2010	By:	/s/ Mark R. Widmar
Mark R. Widmar
Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

*31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

*31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark R. Widmar, Vice President and Chief Financial Officer.

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark R. Widmar, Vice President and Chief Financial Officer.

*	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document