Form 10-K
period 2010-12-31
GRAFTECH INTERNATIONAL LTD
filed 2011-02-25
CIK 931148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                     to

Commission file number: 1-13888

GRAFTECH INTERNATIONAL LTD.

(Exact name of registrant as specified in its charter)

Delaware	27-2496053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
12900 Snow Road Parma, Ohio	44130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (216) 676-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.01 per share	New York Stock Exchange

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

Large Accelerated Filer  ☒ Accelerated Filer  ☐ Non-Accelerated Filer  ☐ Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐     No  ☒

The aggregate market value of our outstanding common stock held by non-affiliates, computed by reference to the closing price of our common stock on June 30, 2010, was approximately $1,756 million. On January 31, 2011, 145,476,226 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required under Part III is incorporated by reference from the GrafTech International Ltd. Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2011, which will be filed on or about April 14, 2011.

PART I

Preliminary Notes

Important Terms. We use the following terms to identify various matters. These terms help to simplify the presentation of information in this Report.

“Common stock” means GTI common stock, par value $.01 per share.

“Credit Agreement” refers to the credit agreement providing for our senior secured credit facilities, as amended, or amended and restated at the relevant time. “Revolving Facility” refers to the revolving credit facility provided under the Credit Agreement, at the relevant time. On April 28, 2010, the Credit Agreement was amended and restated to, among other things, extend the maturity of the Revolving Facility to April 29, 2013, and add provisions to permit establishment of additional credit facilities thereunder.

“Debentures” means our 1-5/8% convertible senior debentures issued under an Indenture dated January 22, 2004 (as supplemented). During the second quarter of 2008, all Debentures were either redeemed or converted into Common Stock.

“GrafTech Finance” refers to GrafTech Finance Inc. only. GrafTech Finance is an indirect wholly-owned, special purpose finance subsidiary of GTI and the borrower under the Revolving Facility. GrafTech Finance was the issuer of the Senior Notes and was a guarantor of the Debentures.

“GrafTech Global” refers to GrafTech Global Enterprises Inc. only. GrafTech Global is an indirect wholly-owned subsidiary of GTI and the direct or indirect holding company for all of our operating subsidiaries. GrafTech Global is a guarantor of the Revolving Facility.

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

“Senior Subordinated Notes” means our two senior subordinated promissory notes issued on November 30, 2010, in connection with the Seadrift Coke L.P. (“Seadrift”) and C/G Electrodes LLC (“C/G”) acquisitions, for an aggregate total face amount of $200 million. These senior subordinated notes are non-interest bearing and will mature in 2015. Because the Senior Subordinated Notes are non-interest bearing, we were required to record them at their present value (determined using an interest rate of 7.00%).

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

“We,” “us” or “our” refers to GTI and its subsidiaries collectively or, if the context so requires, GTI, GrafTech Global, GrafTech Finance or GTIH, individually. In November 2010, we completed the reorganization of our holding company structure pursuant to which we formed a new parent holding company, GrafTech Holdings Inc., which had been renamed GrafTech International Ltd. (“new parent”). Our former parent holding company, which had been named GrafTech International Ltd. (“former parent”) as part of the reorganization, was renamed GrafTech Holdings Inc. and became a direct wholly owned subsidiary of a new parent. Our new parent adopted the same certificate of incorporation (except for certain technical matters) and by-laws of our former parent; each share of common stock of our former parent was converted into one share of common stock of our new parent; and our new parent common stock was listed on the NYSE under our former parent’s ticker symbol “GTI.”

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

We make available, free of charge, on or through our web site, copies of our proxy statements, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file them with, or furnish them to, the U.S. Securities and Exchange Commission (“SEC”). We maintain our website at http://www.graftech.com. The information contained on our web site is not part of this Report. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Please see http://www.sec.gov for more information.

We have a code of ethics (which we call our Code of Conduct and Ethics) that applies to our principal executive officer, principal financial officer, principal accounting officers and controller, and persons performing similar functions, as well as our other employees, and which is intended to comply, at a minimum, with the listing standards of the New York Stock Exchange (“NYSE”) as well as the Sarbanes-Oxley

Act of 2002 and the SEC rules adopted thereunder. A copy of our Code of Conduct and Ethics is available on our web site at http://www.graftech.com/getdoc/fd25921b-07b1-429f-86fa-397f0d0cb30d/Code-of -Conduct-and-Ethics.aspx. We intend to report timely on our website any disclosures concerning amendments or waivers of our Code of Conduct and Ethics that would otherwise require the filing of a Form 8-K with the SEC.

We also have corporate governance guidelines (which we call the Charter of the Board of Directors) which is available on our website at http://www.graftech.com/getdoc/6b8a3b4d-967c-4bdd-ab04-ea0011de0c91/GRAFTECH-INTERNATIONAL- LTD-Corp-Gov-Guide.aspx as required by the NYSE.

Item 1.	Business

INTRODUCTION

Our vision is to enable customer leadership, better and faster than our competition, through the creation, innovation and manufacture of graphite and carbon material science-based solutions. We have 125 years of experience in the research and development of graphite and carbon-based solutions and our intellectual property portfolio is extensive. Our business was founded in 1886 by the National Carbon Company.

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

On November 30, 2010, we announced the acquisition from the equity holders of Seadrift Coke L.P. (“Seadrift”) of 81.1% of the equity interests of Seadrift that we did not already own and from the equity holders of C/G Electrodes LLC (“C/G”) of 100% of the equity interests of C/G.

Seadrift is one of the largest producers of petroleum-based needle coke in the world and owns the world’s only known stand-alone petroleum-based needle coke plant. Needle coke is the key raw material used to make graphite electrodes, including premium UHP graphite electrodes, which are critical consumables in EAF steel production. The acquisition of Seadrift helps to assure us of a stable supply for a majority of the primary raw material in the production of graphite electrodes and should allow us to reduce the relative cost of a significant portion of our supply of needle coke.

C/G is a U.S.-based producer of large diameter premium UHP graphite electrodes used in the EAF steel making process. C/G also sells various other graphite-related products, including specialty graphite blocks, granular graphite and partially processed electrodes. The acquisition of C/G provides us with a large diameter graphite electrode manufacturing facility in the U.S. which will allow us to respond to customer orders more quickly and reduce freight cost and transit time for North American shipments.

We currently manufacture our products in 14 manufacturing facilities strategically located on four continents. We believe our Industrial Materials network has the largest manufacturing capacity and the lowest manufacturing cost structures of all of our major competitors and delivers the highest-level quality products. We currently have the operating capability, depending on product mix, to manufacture approximately 255,000 metric tons of graphite electrodes sellable capacity. We believe that our global manufacturing network provides us with competitive advantages in product quality, proximity to customers, timely and reliable product delivery, and product costs. Given our global network, we are well positioned to serve the growing number of consolidated, global, multi-plant steel customers as well as certain smaller, regional customers and segments.

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

Products. We have five major product categories: graphite electrodes, refractory products, needle coke products, advanced graphite materials and natural graphite products.

Reportable Segments. Our businesses are reported in the following reportable segments: Industrial Materials, which include graphite electrodes, refractory products and needle coke products; and Engineered Solutions, which include advanced graphite materials and natural graphite products. We discuss our reportable segments and geographic areas in more detail in Note 3, “Segment Reporting” of the Notes to the Consolidated Financial Statements.

Industrial Materials. Our Industrial Materials segment manufactures and delivers high quality graphite electrodes, refractory products and needle coke products.

We are one of the world’s largest manufacturers of the broadest range of high quality graphite electrodes, refractory products, and needle coke products. Electrodes are key components of the conductive power systems used to produce steel and other non-ferrous metals. Approximately 70% of our graphite electrodes sold is consumed in the EAF steel melting process, the steel making technology used by all “mini-mills,” typically at a rate of one graphite electrode every eight to ten operating hours. We believe that mini-mills constitute the higher long-term growth sector of the steel industry and that there is currently no commercially viable substitute for graphite electrodes in EAF steel making. Therefore, graphite electrodes are essential to EAF steel production. The remaining approximately 30% of our graphite electrodes sold is primarily used in various other ferrous and non-ferrous melting applications, including steel refining (that is, ladle furnace operations for both EAF and basic oxygen furnace steel production), fused materials, chemical processing, and alloy metals. We are a producer of petroleum needle coke. Needle coke is a key raw material in the manufacture of the graphite electrodes used in the EAF steel production process.

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

INDUSTRIAL MATERIALS SEGMENT

Our Industrial Materials segment, which had net sales of $1,008.8 million in 2008, $538.1 million in 2009, and $833.9 million in 2010, manufactures and delivers high quality graphite electrodes, refractory products and needle coke products, as well as provides customer technical services. Industrial Materials sales represented approximately 85%, 82% and 83% of consolidated net sales for 2008, 2009, and 2010, respectively. We estimate that the worldwide demand for our industrial materials products was approximately $3.8 billion in 2009 (excluding needle coke products) and approximately $6.6 billion in 2010 (including needle coke products). On a comparable basis, the total worldwide demand change for Industrial Materials is an increase of 32% primarily due to improving global economic conditions. Customers for these products are located in all major geographic regions.

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

Electric arc furnace steel production was estimated to be approximately 390 million metric tons in 2010, representing approximately 28% of the world’s steel production. As global economic conditions continue to improve, we expect EAF production to increase approximately 6% in 2011. We are aware of approximately 43 million metric tons of new EAF capacity start ups and projects that we expect will be added over the next two-three years. We believe the EAF utilization rate in 2010 was approximately 71%, compared to approximately 65% in 2009.

Relationship Between Graphite Electrode Demand and EAF Steel Production. The improved efficiency of electric arc furnaces has resulted in a decrease in the average rate of consumption of graphite electrodes per metric ton of steel produced in electric arc furnaces (called “specific consumption”). We estimate that the average EAF melter specific consumption has declined in the last five years by an average of approximately 1.8% per year from slightly above 1.8 kilograms of graphite electrodes per metric ton produced in 2006 and we estimate that the rate of improvement in specific consumption will decline to less than one percent per year over the long term.

Over the long term, specific consumption will continue to decrease at a more gradual pace, as the EAF steel makers investment cost (relative to the benefits) increases to achieve further efficiencies in specific consumption. Another contributing factor is the ongoing electrode quality improvements of graphite electrode manufacturers.

We further believe that the rate of decline in the future will be impacted by the addition of modern EAF steel making capacity which tends to have lower specific consumption than the average. To the extent that this new capacity replaces old capacity, it has the accelerated effect of reducing industry wide specific consumption due to the efficiency of new electric arc furnaces relative to the old. However, to the extent that this new capacity increases industry wide EAF steel production capacity and that capacity is utilized, it creates additional demand for graphite electrodes. As an example, the approximately 43 million metric tons of new EAF capacity start ups and projects that we expect will be added over the next 2-3 years will result in approximately 74,000 metric tons of new graphite electrode demand, depending on steel industry utilization rates.

Increases in EAF steel production, offset by declines in specific consumption, resulted in corresponding changes in demand for graphite electrodes. Graphite electrode demand is expected to increase in 2011 due to production increases in the EAF steel industry, which are forecasted to increase over 5%. We estimate that graphite electrode demand will also grow at over 5% (net of specific consumption).

Over the long term, graphite electrode demand is estimated to grow at an average annual net growth rate of approximately 2%, based on the anticipated growth of EAF steel production (average historical growth rate of 3%), partially offset by the decline in future specific consumption.

Production Capacity. We believe that the worldwide total graphite electrode manufacturing capacity was approximately 1.6 million metric tons for 2008 and 2009 and approximately 1.7 million metric tons for 2010. We believe that the graphite electrode industry manufacturing capacity utilization rate worldwide was less than 90% for 2008, approximately 60% for 2009, and approximately 80% for 2010.

As a result of the recent acquisition and other actions, as well as our proprietary process and technological improvements, we have the capability, depending on product demand and mix, to manufacture approximately 255,000 metric tons of graphite electrodes annually from our existing assets.

Industrial Materials Demand. We estimate that the worldwide demand for graphite electrodes, needle coke, refractories and other products was approximately $6.6 billion in 2010 and we estimate that we supplied approximately 14% of the worldwide demand for these products.

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

Needle Coke Products. We are currently producing petroleum needle coke. Needle coke is the key raw material in the manufacture of graphite electrodes which are consumed in EAF steel production. Petroleum needle coke, a crystalline form of carbon derived from decant oil is used primarily in the production of graphite electrodes. Graphite electrode producers combine petroleum or pitch needle coke with pitch adhesives and other ingredients to form graphite electrodes.

Petroleum and pitch needle coke, relative to other varieties of coke, is distinguished by its needle-like structure and its quality, which is measured by the presence of impurities, principally sulfur, nitrogen and ash. The needle-like structure of petroleum and pitch needle coke encourages expansion along the length of the electrode, rather than the width, which reduces the likelihood of fractures. Impurities reduce quality because they increase the coefficient of thermal expansion and electrical resistivity of the graphite electrode, which can lead to uneven expansion and a build-up of heat and cause the graphite electrode to oxidize rapidly and break. Petroleum and pitch needle coke is typically low in these impurities. In order to minimize fractures caused by disproportionate expansion over the width of an electrode, and minimize the effect of impurities, large-diameter graphite electrodes (18 inches to 32 inches) employed in high-intensity electric arc furnace applications are comprised almost exclusively of petroleum and pitch needle coke.

ENGINEERED SOLUTIONS SEGMENT

Demand for products in our engineered solutions segment recovered to near 2008 levels during 2010 as the global economy recovery process progressed. The electronic thermal management demand continued to grow and the business also benefited from increased activity in solar and other energy products.

Our Engineered Solutions segment had sales of $181.5 million in 2008, $120.9 million in 2009, and $173.1 million in 2010. Engineered Solutions represented approximately 15% of consolidated net sales for 2008, approximately 18% for 2009 and approximately 17% for

2010. We estimate that our addressable worldwide demand for engineered solutions was $1,027 million in 2008, $716 million in 2009, and $1,100 million in 2010.

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

BUSINESS STRATEGIES

We believe that, by growing our revenues and operating income, successfully implementing LEAN initiatives, and maximizing our cash flows, we will deliver enhanced financial performance and return on shareholder value, and also position us to capitalize on growth opportunities that may arise. We have transformed our operations, building competitive advantages to enable us to compete successfully in our major product lines, to realize enhanced performance as economic conditions improve and to exploit growth opportunities from our intellectual property portfolio. Our business strategies are designed to expand upon our competitive advantages by:

Leveraging Our Unique Global Manufacturing Network. We believe that our global manufacturing network provides us with competitive advantages in product quality, product costs, timely and reliable delivery, and operational flexibility to adjust product mix to meet the diverse needs of a wide range of segments and customers.

We continue to leverage our network to seek to achieve significant increases in throughput generated from our existing assets, through productivity improvements, capital expenditures, and other efficiency initiatives. We believe we can further exploit our network by focusing our technical and customer service capabilities on:

•

the increasing number of large global customers created by the consolidation trend within the steel industry, to whom we believe we are well positioned to offer products that meet their volume, product quality, product mix, delivery reliability and service needs at competitive prices; and

•

customers in targeted segments where we have competitive advantages to meet identified customer needs due to the range and quality of our products, the utilization of our capacity, the value of our customer technical service and our low cost supplier advantage.

We sell our products in every major geographic region. Sales of our products to buyers outside the U.S. accounted for about 83% of net sales in 2008, 82% of net sales in 2009, and about 80% of net sales in 2010. No single customer or group of affiliated customers accounted for more than 10% of our total net sales in 2008, 2009 or 2010.

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

We believe we will be able to continue to leverage our stream-lined processes as a sustainable competitive advantage with shorter lead times, lower costs, higher quality products, and exceptional service. We are applying these methodologies and tools to not only our manufacturing processes; but also to our transactional and business processes such as Accounts Receivable, New Product Introduction, and Cash Forecasting in order to develop a high-performing value stream.

Accelerating Commercialization of Advantaged Technologies. We believe that our technological capabilities for developing products with superior thermal, electrical and physical characteristics provide us with a potential growth opportunity as well as a competitive advantage. We seek to exploit these capabilities and our intellectual property portfolio to accelerate development and commercialization of these technologies across all of our businesses, to improve existing products, and to develop and commercialize new products for higher growth rate areas such as electronic thermal management technologies. We received R&D Magazine’s prestigious R&D 100 Award in six of the past eight years. The R&D 100 Award honors the 100 most technologically significant products introduced into the marketplace each year. We received this award in 2003 and 2004 for our achievements in electronic thermal management products, in 2005 for our large-diameter pinless graphite electrodes, in 2006 for GRAFOAM® carbon foam, a unique high strength, light weight carbon foam, in 2007 for GrafCell® flow field plates, a key component to the commercialization of fuel cells, and in 2009 for our GRAFIHX™ Flexible Heat Exchangers, a graphite solution uniquely suited for radiant floor heating systems.

Delivering Exceptional and Consistent Quality. We believe that our products are among the highest quality products available in our industry. We have been recognized as a preferred or certified supplier by many major steel companies and have received numerous technological innovation and other awards by industry groups, customers and others. Using our technological capabilities, we continually seek to improve the consistent overall quality of our products and services, including the performance characteristics of each product, the uniformity of the same product manufactured at different facilities and the expansion of the range of our products. We believe that improvements in overall quality create significant efficiencies and opportunities for us, provide us the opportunity to increase sales volumes and potential demand share, and create production efficiencies for our customers.

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

Maintaining Liquidity and Building Stockholder Value. We believe that our business strategies support our goal of growing revenues and operating income and maximizing the cash generated from operations. Maintaining liquidity remains a priority for us. At December 31, 2010, we had outstanding borrowings under our Revolving Facility of $130.0 million, $143.4 million outstanding related to Senior Subordinated Notes, and cash and cash equivalents of $13.1 million. We had no borrowings under our Revolving Facility at December 31, 2009 and our cash and cash equivalents exceeded $50 million.

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

MANUFACTURING

Graphite Electrode. The manufacture of a graphite electrode takes, on average, about two months. We manufacture graphite electrodes ranging in size up to 30 inches in diameter and over 11 feet in length, and weighing as much as 5,900 pounds (2.6 metric tons). The manufacture of graphite electrodes includes six main processes: forming the electrode, baking the electrode, impregnating the electrode with a special pitch that improves the strength, rebaking the electrode, graphitizing the electrode using electric resistance furnaces, and machining.

We generally warrant to our customers that our electrodes will meet our specifications. Electrode returns and replacements have been immaterial in the aggregate to net sales in each of the last three years.

We manufacture graphite electrodes in the United States, Mexico, Brazil, South Africa, France and Spain. We have an electrode machining center in Russia.

Refractory Products. Refractory bricks are manufactured in the United States, using a proprietary “hot press” process. We have two primary grades of refractory products. The manufacture of a refractory block begins with the mixing and blending of the raw materials. The raw materials are fed into molds and pressed into shape. Intense heat and pressure are then applied. The bricks are then cooled and then cut into the desired shapes. Our bricks are generally smaller than our competitors’ products. We believe our smaller brick size creates an easier installation process compared to larger bricks. We manufacture refractory bricks into sizes up to 18 inches, although we can manufacture bricks into a multitude of sizes and shapes to meet the needs of our customers.

Petroleum Needle and Pitch Coke Products. Petroleum needle coke is produced through a manufacturing process very similar to a refinery. The production process converts decant oil into petroleum needle coke shaped in a needle-like structure. Pitch coke is produced using coal-tar pitch. We produce petroleum needle coke at one manufacturing facility in the U.S.

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

We were parties to long-term contracts with ConocoPhillips for the supply of petroleum coke, our primary raw material. These supply agreements contained customary terms and conditions including annual price negotiations, dispute resolution and termination provisions, including, upon a termination, a three-year supply arrangement with reducing volume commitments. During 2010, these termination provisions were exercised, and the contracts were formally terminated as of December 31, 2010. In accordance with the termination provisions, we have negotiated three-year supply arrangements with ConocoPhillips, for quantities of needle coke which we believe are sufficient for our raw material requirements as currently forecast.

We have firm price contracts for the bulk of our 2011 needle coke requirements. We expect to purchase approximately 35% of our 2011 needle coke requirements from Seadrift.

Raw materials for refractory products are primarily sourced internally and from a variety of third parties. The primary raw material used in refractory products is crushed graphite.

The primary raw material used by Seadrift to make petroleum needle coke is decant oil, a by-product of the gasoline refining process. Seadrift is not dependent on any single refinery for decant oil. While Seadrift has purchased a substantial majority of its raw material inventory from two or three suppliers in recent years, we believe that there is an abundant supply of decant oil in the United States available from a variety of sources on similar terms.

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

SALES AND CUSTOMER SERVICE

Our product quality, our global manufacturing network and our low cost structure allow us to deliver a broad range of product offerings across various segments. We differentiate and sell the value of our product offerings, depending on the segment or specific product application, primarily based on product quality and performance, delivery reliability, price, and customer technical service.

We price our products based on the value that we believe we deliver to our customers. Pricing may vary within any given industry, depending on the segment within that industry and the value of the offer to a specific customer. We believe that we can achieve increased competitiveness, customer demand, and profitability through our value added offerings to customers. In certain segments where the product is less differentiated, these value added offerings have less impact on our competitiveness. Historically, our graphite electrode customers generally seek to negotiate to secure the reliable supply of their anticipated volume requirements on an annual basis, sometimes called the “graphite electrode book building process”. These orders are subject to renegotiation or adjustment to meet changing conditions. The remainder of our graphite electrode customers purchase their electrodes as needed at then current market prices (i.e., at the spot price).

We believe that we are one of the recognized industry leaders in providing value added technical services to customers for our major product lines, and that we have one of the largest customer technical service and related supporting engineering and scientific organizations in our industry, with more than 200 engineers, scientists and specialists around the world.

We deploy these selling methods and our customer technical service to address the specific needs of all products. Our direct sales force operates from 15 sales offices located around the world.

Industrial Materials. We sell our Industrial Materials segment products primarily through our direct sales force, independent sales representatives and distributors, all of whom are trained and experienced with our products.

We have customer technical service personnel based around the world to assist customers to maximize their production and minimize their costs. We employ about 162 engineers and technicians in our Industrial Materials segment, a portion of whom provide technical service and advice to key steel and other metals customers. These services include furnace applications and operation, as well as furnace upgrades to reduce energy consumption, improve raw material costs and increase output.

Engineered Solutions. Our Engineered Solutions products are sold using direct employees and independent sales representatives and distributors in all major geographic regions of the world including North and South America, Africa, Europe and Asia.

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

TECHNO LOGY

We believe that we are an industry leader in graphite and carbon materials science and high temperature processing know-how and that we operate premier research, development and testing facilities for our industry. We have 125 years of experience in the research and development of graphite and carbon technologies. Over the past several years, we have analyzed our intellectual property portfolio to identify new product opportunities with high growth potential for us, redirected research to enhance and exploit our portfolio and accelerated development of such products.

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

Research and development expenses amounted to $9.0 million, $10.2 million and $12.3 million in 2008, 2009 and 2010, respectively.

We believe that our technological and manufacturing strengths and capabilities provide us with a significant growth opportunity as well as a competitive advantage and are important factors in the selection of us by industry leaders and others as a strategic partner. Our technological capabilities include developing products with superior thermal, electrical and physical characteristics that provide a differentiating advantage. We seek to exploit these strengths and capabilities across all of our businesses, to improve existing products and to develop and commercialize new products with high growth potential.

A significant portion of our research and development is focused on new product development, particularly engineered solutions for advanced energy applications such as solar silicon manufacturing, electronic thermal management, energy storage and generation. Other significant work focuses on advancements in electrode technology and raw material optimization.

Intellectual Property. We believe that our intellectual property, consisting primarily of patents and proprietary know-how, provides us with competitive advantages and is important to our growth opportunities. Our intellectual property portfolio is extensive, with close to 400 U.S. and foreign patents, as well as close to 400 pending U.S. and foreign carbon and graphite related patent applications, which we believe, is more than any of our major competitors. Among our competitors, we hold one of the largest number of patents for flexible graphite as well as the largest number of patents relating to the use of natural graphite for certain fuel cell applications. In addition, we have obtained exclusive and non-exclusive licenses to various U.S. and foreign patents relating to our technologies. These patents and licenses expire at various times over the next two decades.

We own, and have obtained licenses to, various trade names and trademarks used in our businesses. For example, the trade name and trademark UCAR are owned by Union Carbide Corporation (which has been acquired by Dow Chemical Company) and are licensed to us on a worldwide, exclusive and royalty-free basis until 2025. This particular license automatically renews for successive ten-year periods. It permits non-renewal by Union Carbide in 2025 or at the end of any renewal period upon five years’ notice of non-renewal.

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

COMPETITION

Industrial Materials. Competition in the industrial materials segment is intense and is based primarily on product differentiation and quality, delivery reliability, price, and customer service, depending on the segment or specific product application.

In the most demanding product applications (that is, graphite electrodes that can operate in the largest, most productive and demanding EAF steel mills in the world), we compete primarily on product quality, delivery reliability, and customer technical service. We believe these are prerequisite capabilities that not all producers of graphite electrodes possess or can demonstrate consistently. In this segment, we primarily compete with higher quality graphite electrode producers, although this segment of the graphite electrode demand has become increasingly competitive in recent years as graphite electrode producers have improved the quality of their offerings and become qualified suppliers to some of the largest and most sophisticated EAF customers.

In other product applications, including ladle furnaces requiring less demanding performance and certain other ferrous and non-ferrous segments, we compete based on product differentiation and product quality. Our product quality, unique global manufacturing network, proximity to regional and local customers and the related lower cost structure allows us to deliver a broad range of product offerings across these various segments.

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

There are a number of international graphite electrode producers, including SGL Carbon SE (Germany), Tokai Carbon Co., Ltd. (Japan), Showa Denko Carbon K.K. (Japan), Graphite India Limited (India), HEG

Limited (India), SEC Corporation Limited (Japan), Nippon Carbon Co., Ltd. (Japan), Energoprom Group (Russia), Beijing FangDa Carbon Tech Co. Ltd. (China) and Sinosteel Corporation (China), as well as a number of others which are in China.

All graphite electrode manufacturers, even those without multinational manufacturing operations, are capable of, and many in fact are, supplying their products globally, and are experiencing increased competition from Indian, Russian and Chinese graphite electrode manufacturers. The Chinese government has strongly supported and invested heavily in industrial expansion in recent years and continues to do so. As a part of this expansion, Chinese production of graphite electrodes has increased and the quality of the electrodes produced in China has improved. The Chinese policy of maintaining a fixed rate of exchange of the Renminbi to the U.S. dollar may provide Chinese producers with a competitive advantage with respect to exports of graphite electrodes.

We believe there are currently approximately ten other firms producing UHP-grade needle coke. These competitors include ConocoPhillips, Petrocokes Japan Limited (Japan), Mitsubishi Chemical Company, Baosteel Group (China), C-Chem Co., Ltd. (Japan), Indian Oil Company Limited, Hongtai Chemical Industry (Group) Co., Ltd. (China), JX Holdings Inc. (Japan), Petrochina International Jinzhou Co., Ltd. (China) and Sinosteel Anshan Research Institue of Thermo-Energy Co. Ltd. (China). Competition in the needle coke industry is based primarily on service, price, reliability and efficiency of products. Our Seadrift facility competes primarily on the quality and price of its needle coke.

Engineered Solutions. Competitors of our engineered solutions segment compete on product differentiation and innovation, quality, price, delivery reliability and customer service depending on the specific demands or product applications.

We believe we are the technology leader within the segments we participate in, and we differentiate ourselves based on our ability to provide customers with a solution that gives them one of the lowest total operational costs in meeting their product manufacturing needs. We achieve this by using our extensive product, process and application knowledge.

We believe there are certain barriers to entry into this industry, including the need for extensive product and process know-how, intellectual property and a high initial capital investment.

We compete with other major specialty graphite competitors who manufacture and sell on a global basis. These competitors include SGL Carbon A.G. (Germany), Tokai Carbon Co., Ltd. (Japan), Toyo Tanso Co., Ltd.(Japan), Mersen S.A. (France) and several other competitors, a number of which are in China.

ENVIRONMENTAL MATTERS

We are subject to a wide variety of federal, state, local and foreign laws and regulations relating to the presence, storage, handling, generation, treatment, emission, release, discharge and disposal of wastes and other substances defined as hazardous or toxic, or otherwise believed to have potential to harm the environment or human health, which govern our current and former properties, neighboring properties and our current operations worldwide. These laws and regulations (and the enforcement thereof) are periodically changed and are becoming increasingly stringent. We have experienced some level of regulatory scrutiny at most of our current and former facilities, and have been required to take corrective or remedial actions and incur related costs in the past, and may experience further regulatory scrutiny, and may be required to take further corrective or remedial actions and incur additional costs in the future. Although it has not been the case in the past, these costs could have a material adverse effect on us in the future.

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

We believe that we are currently in material compliance with the federal, state, local and foreign environmental laws and regulations to which we are subject. We have received and may in the future receive notices from the U.S. Environmental Protection Agency (“U.S. EPA”) or state environmental protection agencies, as well as claims from other parties, alleging that we are a potentially responsible party (“PRP”) under Superfund and similar state laws for past and future remediation costs at waste disposal sites and other contaminated properties. Although Superfund liability is joint and several, in general, final allocation of responsibility at sites where there are multiple PRPs is made based on each PRP’s relative contribution of hazardous substances to the site. Based on information currently available to us, we believe that any potential liability we may have as a PRP will not have a material adverse effect on us.

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

Our manufacturing operations outside the U.S. are also subject to the laws and regulations of the countries in which those operations are conducted. These laws and regulations primarily relate to pollution prevention and the control of the impacts of industrial activities on the quality of the air, water and soil. Regulated activities include, among other things: use of hazardous substances; packaging, labeling and transportation of products; management and disposal of toxic wastes; discharge of industrial and sanitary wastewater; and process emissions to the air. Under the European Union’s (“EU”) regulations concerning the Registration, Evaluation, Authorization and Restriction of Chemicals (commonly referred to as “REACH”), enacted in 2007, manufacturers and importers into the EU of certain chemical substances are required to register and evaluate their potential impacts on human health and the environment. Under REACH, the continued importation into the EU, manufacture and/or use of certain chemical substances may be restricted, and manufacturers and importers of certain chemicals will be required to undertake evaluations of those substances. The requirements of REACH are being phased in over a period of years, and compliance is requiring and will continue to require expenditures and resource commitments. Based on information currently available to us, we believe that compliance with these regulations will not have a material adverse effect on us.

International accords, foreign laws and regulations, and U.S. federal, state and local laws and regulations are increasingly being enacted to address concerns about the effects that carbon dioxide emissions and other identified greenhouse gases (“GHG”) may have on the environment and climate worldwide. These effects are widely referred to as Climate Change. Some members of the international community have taken actions in the past to address Climate Change issues on a global basis. The Kyoto Protocol, which was ratified in 1997, set binding GHG emission reduction targets for the participating industrialized countries. Members of the international community have been meeting since 2007 in the interest of negotiating a future treaty to replace the Kyoto Protocol, which will expire in 2012. Although the U.S. did not ratify the Kyoto Protocol, it is possible that the U.S. would sign a new international Climate Change treaty. The EU Emissions Trading Scheme (“EU ETS”), enacted under the provisions of the Kyoto Protocol, requires certain listed energy-intensive industries to participate in an international “cap and trade” system of GHG emission allowances. As carbon and graphite manufacturing is not a covered industry under the current EU ETS, our European operations are not required to comply with these provisions. However, the EU ETS will also expire in 2012 and will likely be replaced by similar legislation that could cover some or all of our manufacturing operations in Europe. Should that happen, our European operations could incur additional expenses to purchase emission allowances in the open trading market.

In the U.S., similar Climate Change legislation has also been proposed in Congress but has not been enacted. Such legislation could be passed in the future and could limit GHG emissions from covered entities through a similar “cap and trade” system to reduce the quantity of national GHG emissions in accordance with established goals and deadlines. One or more of our U.S. facilities could be covered by such new legislation and the company could be required to purchase emission allowances, depending on the final promulgated GHG emission thresholds, availability of government-granted free emission allowances to energy-intensive or trade vulnerable industries, and other unknown variables.

On October 30, 2009, a Final Mandatory Reporting of Greenhouse Gases Rule was issued in the U.S., which as of the January 1, 2010 effective date, requires facilities with specified GHG sources that emit over the annual threshold quantities to monitor and report their GHG emissions. Corporations that are large suppliers of petroleum products (including, by definition, importers and exporters) must also submit an annual activity report to the U.S. EPA. Some of our operations are covered under this Rule, and we believe that we have the necessary administrative systems in place to comply with the requirements. Under various other foreign and U.S. state regulations, we are currently required to report certain GHG emissions to the pertinent authorities. Furthermore, in December 2009, the U.S. EPA issued an “endangerment and cause or contribute finding” for GHG, under Section 202(a) of the Clean Air Act, allowing it to issue new rules that directly regulate GHG emissions under the existing federal New Source Review, Prevention of Significant Deterioration (PSD) and Title V Operating Permit programs. On May 13, 2010, the U.S. EPA set GHG emissions thresholds to define when permits under these programs are required for new and existing industrial facilities. Under these programs, new or significantly modified facilities must also use best available control technologies to minimize GHG emissions. Therefore, our U.S. facilities may be required in the future to modify our air permits, implement additional administrative and engineered controls, invest in capital improvements, and/or make changes in certain manufacturing processes in order for us to achieve compliance with these regulations or to expand our operations. Based on information currently available to us, we believe that compliance with these regulations will not have a material adverse effect on us.

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

EMPLOYEES

At December 31, 2010, we had 2,915 employees (excluding contractors), an increase of 768 employees compared to 2009. Of this 768 employee increase, 296 were related to the Seadrift and C/G acquisitions. A total of 555 employees were in Europe (including Russia), 866 were in Mexico and Brazil, 429 were in South Africa, 1 was in Canada, 1,054 were in the U.S. and 10 were in the Asia Pacific region. At December 31, 2010, 1,602 of our employees were hourly employees.

At December 31, 2010, approximately 53% of our worldwide employees were covered by collective bargaining or similar agreements, which expire at various times in each of the next several years. At December 31, 2010, about 1,287 employees, or 44% of our employees, were covered by agreements which expire, or are subject to renegotiation, at various times through December 31, 2011. We believe that, in general, our relationships with our unions are satisfactory and that we will be able to renew or extend our collective bargaining or similar agreements on reasonable terms as they expire. We cannot assure, however, that renewed or extended agreements will be reached without a work stoppage or strike or will be reached on terms satisfactory to us.

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

RISKS RELATING TO US

A downturn in global economic conditions may materially adversely affect our business.

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

We believe that in the graphite electrode markets in which we compete, the capacity utilization rate was over 95% in the first nine months of 2008, but, as a result of the financial crisis and the global economic slowdown, fell dramatically in the fourth quarter of 2008 and we estimate they were less than 50% at the end of the year. We believe capacity utilization rates averaged 60% for the full year 2009. These lower capacity utilization rates adversely affected our financial position and results of operation in 2009.

In 2010, the global economy began a gradual recovery from the significant downturn in the second half of 2008 and all of 2009. The International Monetary Fund reported GDP growth figures for 2010 at approximately 3.9%. Based on this recovery, we believe that in the graphite electrode markets in which we compete, the capacity utilization rate was approximately 80%. While improved, these lower than pre-crisis capacity utilization rates continued to adversely affect our financial position and results of operation for 2010.

While stabilization appears to have begun, the global economy remains fragile and market demand remains below pre-crisis levels. The recovery that began in 2010 is expected to continue at a gradual pace in 2011. Economists remain cautiously optimistic regarding 2011, with the recovery remaining sluggish in advanced countries (Belgium, Canada, France, Germany, Italy, Japan, South Korea, Spain, Taiwan, United Kingdom, and United States) and stronger in emerging countries (Brazil, China, India, Mexico, Poland, Russia, South Africa, Turkey, and Ukraine). The twenty countries listed above represent approximately 80% of global GDP. In addition, they represent approximately 85% of global steel demand and 90% of steel production. A key to sustaining world recovery will be the global rebalancing of trade between the advanced and emerging countries. Downside risks remain for 2011, including high unemployment, reduced consumer spending, high deficit spending from governments, turbulent financial markets (in Euro area) and inflation.

We are dependent on the global steel industry and also sell products used in the transportation, semiconductor, solar, petrochemical, electronics, and other industries which are susceptible to global and regional economic downturns.

We sell our industrial materials products, which accounted for about 83% of our total net sales in 2010, primarily to the EAF steel production industry. Many of our other products are sold primarily to the transportation, solar, oil and gas exploration industries. These are global basic industries, and they are experiencing various degrees of contraction, growth and consolidation. Customers in these industries are located in every major geographic region. As a result, our customers are affected by changes in global and regional economic conditions. This, in turn, affects overall demand and prices for our products sold to these industries. As a result of changes in economic conditions, demand and pricing for our products sold to these industries has fluctuated and in some cases declined significantly.

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

Disruptions in the capital and credit markets, which may continue indefinitely or intensify, could adversely affect our results of operations, cash flows and financial condition, or those of our customers and suppliers.

Disruptions in the capital and credit markets may adversely impact our results of operations, cash flows and financial condition, or those of our customers and suppliers. Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed to conduct or expand our businesses or conduct acquisitions or make other discretionary investments, as well as our ability to effectively hedge our currency or interest rate risks and exposures. Such disruptions may also adversely impact the capital needs of our customers and suppliers, which, in turn, could adversely affect our results of operations, cash flows and financial condition.

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

There is growing scientific, political and public concern that emissions of greenhouse gases (“GHG”) are altering the atmosphere in ways that are affecting, and are expected to continue to affect, the global climate. Legislators, regulators and others, as well as many companies, are considering ways to reduce GHG emissions. GHG emissions are regulated in the European Union via an Emissions Trading Scheme (“ETS”), aka a “Cap and Trade” program. In the United States, environmental regulations issued in 2009 and 2010 will require reporting of GHG emissions by defined industries, activities and suppliers, and will regulate GHG as a pollutant covered under the New Source Review, Prevention of Significant Deterioration (“PSD”) and Title V Operating Permit programs of the Clean Air Act Amendments. It is possible that some form of regulation of GHG emissions will also be forthcoming in other countries in which we operate or market our products. Regulation of GHG emissions could impose additional costs, both direct and indirect, on our business, and on the businesses of our customers and suppliers, such as increased energy and insurance rates, higher taxes, new environmental compliance program expenses, including capital improvements, environmental monitoring, and the purchase of emission credits, and other administrative costs necessary to comply with current requirements and potential future requirements or limitations that may be imposed, as well as other unforeseen or unknown costs. To the extent that similar requirements and limitations are not imposed globally, such regulation may impact our ability to compete with companies located in countries that do not have such requirements or do not impose such limitations. The company may also realize a change in competitive position relative to industry peers, changes in prices received for products sold, and changes to profit or loss arising from increased or decreased demand for products produced by the company. The impact of any future GHG regulatory requirements on our global business will be dependent upon the design of the regulatory schemes that are ultimately adopted and, as a result, we are unable to predict their significance to our operations at this point in time.

The potential physical impacts of climate change on the company’s operations are uncertain and will likely be particular to the geographic circumstances. These physical impacts may include changes in rainfall and storm patterns, shortages of water or other natural resources, changing sea levels, and changing global average temperatures. For instance, the company’s Seadrift facility and those facilities supplying it, and the company’s Calais facility, are located in geographic areas less than 50 feet above sea level. As a result, any future rising sea levels could have an adverse impact on their operations and on their suppliers. Due to these uncertainties, any future physical effects of climate change may or may not adversely affect the operations at each of our production facilities, the availability of raw materials, the transportation of our products, the overall costs of conducting our business, and the company’s financial performance.

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

Petroleum and coal products, including decant oil, petroleum coke and pitch, our principal raw materials, and energy, particularly natural gas, have been subject to significant price fluctuations.

We have in the past entered into, and may continue in the future to enter into, derivative contracts and short duration fixed rate purchase contracts to effectively fix a portion of our exposure to certain products.

A substantial increase in raw material or energy prices which cannot be mitigated or passed on to customers or a continued interruption in supply, particularly in the supply of decant oil, petroleum coke or energy, would have a material adverse effect on us.

Seadrift could be impacted by the availability of low sulfur decant oil and the pricing of needle coke feedstocks.

Seadrift uses low sulfur decant oil in the manufacture of needle coke. There is no assurance that Seadrift will always be able to obtain an adequate quantity of suitable feedstocks or that capital would be available to install equipment to allow for utilization of higher sulfur decant oil, which is more readily available in the United States, in the event that suppliers of lower sulfur decant oil were to become more limited in the future. Seadrift purchases approximately two million barrels of low sulfur decant oil annually. The prices paid by Seadrift for such feedstocks are governed by the market for heavy fuel oils, which prices can fluctuate widely for various reasons including, among other things, worldwide oil shortages and cold winter weather. The substantial majority of Seadrift’s needle coke is used in the manufacture of graphite electrodes, the price of which is subject to rigorous industry competition thus restricting Seadrift’s ability to pass through raw material price increases.

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

We may face significant challenges in integrating Seadrift’s and C/G’s respective business operations with our own.

We may face significant challenges in integrating Seadrift’s and C/G’s respective business operations with our own in a timely and efficient manner. This may prove difficult because our businesses and products are highly complex, have been developed independently and were designed without regard to such integration. These challenges will include the following:

•	Although petroleum coke is the primary raw material in our manufacturing process, in the past we have purchased our requirements of petroleum coke from third parties and have no prior experience in its production. This will represent a new business for us and the effort to vertically integrate our supply chain may involve presently unforeseen costs and delays.

•

We expect to incur significant capital costs integrating Seadrift’s and C/G’s operations and products. These costs may include costs for (i) maintenance capital, (ii) capital necessary for quality improvements, and (iii) capital and other costs and expenditures related to facility stability necessary to achieve production plans.

•

Successful integration of Seadrift and C/G with our operations, products and personnel may place a significant burden on our management and our other internal resources. The diversion of management’s attention and any difficulties encountered in the integration process may adversely affect our other businesses and results of operations.

•

Although we expect the acquisitions of Seadrift and C/G to result in financial and operational benefits, including increased cost savings and other benefits, there can be no assurance regarding when, or to what extent, the combined companies will be able to realize these financial and operational benefits.

•

We may need to integrate, or in some cases replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which are dissimilar.

If we cannot successfully meet these challenges, integrate our businesses and continue to provide customers with products and new product features in the future on a timely basis, we may lose customers and our business and operations may be harmed. Difficulties associated with integrating Seadrift and C/G and a failure to achieve anticipated financial and operational benefits could have a material adverse effect on the combined companies and the market price of our common stock.

Our results of operations could deteriorate if our manufacturing operations were substantially disrupted for an extended period.

Our manufacturing operations are subject to disruption due to extreme weather conditions, floods, hurricanes and tropical storms and similar events, major industrial accidents, strikes and lockouts, adoption of new laws or regulations, changes in interpretations of existing laws or regulations or changes in governmental enforcement policies, civil disruption, riots, terrorist attacks, war, and other events. We cannot assure you that no such events will occur. If such an event occurs, it could have a material adverse effect on us.

We have significant non-dollar-denominated intercompany loans and have had in the past, and may in the future have, foreign currency financial instruments and interest rate swaps and caps. The related gains and losses have in the past been, and may in the future be, significant.

As part of our cash management, we have non-dollar denominated intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Income.

Additionally, we have in the past entered into, and may in the future enter into, interest rate swaps and caps to attempt to manage interest rate expense. We have also in the past entered into, and may in the future enter into, foreign currency financial instruments to attempt to hedge global currency exposures. We may purchase or sell these financial instruments, and open and close hedges or other positions, at any time. Changes in currency exchange rates or interest rates have in the past resulted, and may in the future result, in significant gains or losses with respect thereto. These instruments are marked-to-market monthly and gains and losses thereon are recorded in Other Comprehensive Income in the Consolidated Balance Sheets.

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

At December 31, 2010 we had $155.7 million of gross deferred income tax assets, of which $80.8 million required a valuation allowance. In addition, we had $142.7 million of gross deferred income tax liabilities. Our valuation allowance means that we do not believe that these assets are more likely than not to be realized. Until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets, income tax benefits in each current period will be fully reserved.

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

•

the possibility that a determination by the U.S. government that we have failed to comply with one or more export controls or trade sanctions to which we are subject with respect to products exported from the United States or otherwise subject to U.S. jurisdictions could result in civil or criminal penalties, including imposition of significant fines, denial or export privileges and loss of revenues from certain customers;

•

the possibility that, for all of our product lines, capital improvement and expansion in our customers’ operations and increases in demand for their products may not occur or may not occur at the rates that we anticipate or the demand for their products may decline, which may affect their demand for the products we sell or supply to them;

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

•

the possibility that economic, political and other risks with operating globally, including national and international conflicts, terrorist acts, political and economic instability, civil unrest, and natural calamities might interfere with our supply chains, customers or activities in a particular location;

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

•

the potential unpredictability of litigation pending in Brazil involving disputes arising out of the interpretation of certain collectively bargained wage increase provisions applicable in 1989 and 1990 to employers (including our subsidiary in Brazil) in the Bahia region of Brazil. While the most recent ruling by the Supreme Court of Brazil has held that such provisions are not enforceable, and thus employers are not liable for the wage increases claimed on behalf of employees, further proceedings are pending seeking to reverse that ruling. While we cannot predict the outcome of the pending proceedings, if the wage increase provisions are declared enforceable, claims could be filed against our Brazilian subsidiary which could become substantial;

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

Item 1B.	Unresolved Staff Comments

•	Not applicable.

Item 2.	Properties

We currently operate the following facilities, which are owned or leased as indicated.

Location of Facility	Primary Use	Owned or Leased
U.S.

Parma, Ohio	Corporate Headquarters, Technology Center, Testing Facility, Pilot Plant, Advanced Flexible Graphite Manufacturing Facility and Sales Office	Owned

Lakewood, Ohio	Flexible Graphite Manufacturing Facility and Sales Office	Owned

Columbia, Tennessee	Advanced Graphite Materials and Refractory Products Manufacturing, Warehousing Facility and Sales Office	Owned

Lawrenceburg, Tennessee	Refractory Products Manufacturing Facility	Owned

Clarksburg, West Virginia	Advanced Graphite Materials Manufacturing Facility and Sales Office	Owned

St. Marys, Pennsylvania	Graphite Electrode Manufacturing Facility	Owned

Port Lavaca, Texas	Needle Coke Manufacturing Facility	Owned

Europe

Calais, France	Graphite Electrode Manufacturing Facility	Owned

Notre Dame, France	Advanced Graphite Materials Machine Shop and Sales Office	Owned

Malonno, Italy	Advanced Graphite Materials Manufacturing and Machine Shop and Sales Office	Owned

Moscow, Russia	Sales Office	Leased

Vyazma, Russia	Graphite Electrode Materials Machine Shop	Leased

Pamplona, Spain	Graphite Electrode Manufacturing Facility and Sales Office	Owned

Bussigny, Switzerland	Sales Office	Leased

Other International

Salvador Bahia, Brazil	Graphite Electrode and Advanced Graphite Materials Manufacturing Facility	Owned

Sao Paulo, Brazil	Sales Office	Leased

Beijing, China	Sales Office	Leased

Hong Kong, China	Sales Office	Leased

Shanghai, China	Sales Office	Leased

Monterrey, Mexico	Graphite Electrode Manufacturing Facility and Sales Office	Owned

Meyerton, South Africa	Graphite Electrode and Advanced Graphite Materials Manufacturing Facility and Sales Office	Owned

We believe that our facilities, which are of varying ages and types of construction, are in good condition, are suitable for our operations and generally provide sufficient capacity to meet our requirements for the foreseeable future.

Item 3.	Legal Proceedings

The information required by Item 3 is set forth in Note 14, “Contingencies” of the Notes to the Consolidated Financial Statements and is incorporated herein by reference.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

MARKET INFORMATION

Our common stock is listed on the NYSE under the trading symbol “GTI.” Our common stock is included in the Russell 2000 Index. The closing sale price of our common stock was $19.84 on December 31, 2010, the last trading day of our most recent fiscal year. The following table sets forth, for the periods indicated, the high and low closing sales price per share for our common stock as reported by the NYSE.

	High	Low
2009
First Quarter	$9.83	$5.00
Second Quarter	12.79	6.46
Third Quarter	15.87	10.12
Fourth Quarter	16.58	12.67
2010
First Quarter	$16.34	$11.88
Second Quarter	17.26	13.43
Third Quarter	17.10	14.06
Fourth Quarter	20.75	15.50

At January 31, 2011, there were 133 stockholders of record and, we estimate, 33,114 beneficial owners.

DIVIDEND POLICIES AND RESTRICTIONS

It is the current policy of our Board of Directors to retain earnings to finance strategic and other plans and programs, conduct business operations, fund acquisitions, meet obligations and repay debt. Any declaration and payment of cash dividends or repurchases of common stock will be subject to the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash requirements and future prospects, the limitations contained in the Revolving Facility and other factors deemed relevant by our Board of Directors. We did not pay any cash dividends in 2009 or 2010. We periodically review our dividend policy. At the present time, there are no plans for paying cash dividends in the near future.

In December 2007, our Board of Directors approved a share repurchase program authorizing the purchase of up to 3 million shares of our common stock. Share repurchases may take place from time to time in the open market, or through privately negotiated transactions, as market conditions warrant. We have in the past funded and intend in the future to fund, any such share repurchases from available cash and cash flows. These share repurchases may be suspended or discontinued at any time. During 2008, we purchased 948,095 shares under this program. During 2009 and 2010 we did not purchase any shares under this program. The maximum number of shares that may yet be purchased under the program was 2,051,905 at December 31, 2010.

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

Performance Graph

The following graph compares the 5-year total return provided to shareholders of our common stock to the cumulative total return of the Dow Jones Industrial Average and the Russell 2000 Index. An investment of $100 is assumed to have been made in our common stock and in each of the indexes on December 31, 2005 and its relative performance is tracked through December 31, 2010.

Item 6.	Selected Financial Data

The data set forth below should be read in conjunction with “Part I. Preliminary Notes-Presentation of Financial, Market and Legal Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$855,433	$1,004,818	$1,190,238	$659,044	$1,006,993
Income from continuing operations (a)	35,437	148,673	200,515	12,550	175,068
Basic earnings per common share:
Income from continuing operations	$0.36	$1.48	$1.80	$0.10	$1.43
Income (loss) from discontinued operations (b)	0.50	(0.02)	—	—	—

Net income	$0.86	$1.46	$1.80	$0.10	$1.43

Weighted average common shares outstanding (in thousands)	97,965	100,468	111,447	119,707	122,621

Diluted earnings per common share:
Income from continuing operations	$0.36	$1.39	$1.74	$0.10	$1.42
Income (loss) from discontinued operations (b)	0.50	(0.02)	—	—	—

Net income	$0.86	$1.37	$1.74	$0.10	$1.42

Weighted average common shares outstanding (in thousands)	98,582	116,343	119,039	120,733	123,453

Balance sheet data (at period end):
Total assets	$918,040	$875,878	$943,129	$892,608	$1,913,183
Other long-term obligations (c)	103,408	94,010	118,272	108,267	114,728
Total long-term debt	631,108	399,586	50,557	1,467	275,799

Other financial data:
Net cash provided by operating activities	$64,181	$130,772	$248,636	$170,329	$144,922
Net cash provided by (used in) investing activities	118,538	(26,525)	(209,858)	(60,110)	(321,552)
Net cash (used in) provided by financing activities	(39,568)	(199,726)	(80,215)	(72,875)	138,240

(a)	Income from continuing operations by period includes

For the Year Ended December 31, 2006:

•	a $10.0 million restructuring expense associated with the rationalization of our graphite electrode facilities, including those in France and the United States,

•	a $1.8 million expense associated with the closure of our graphite electrodes manufacturing operations in Caserta, Italy,

•	a $1.4 million expense associated with the relocation of our corporate headquarters from Wilmington, Delaware to Parma, Ohio,

•	a $2.7 million expense for severance and other costs related to the shutdown of our carbon electrode production operations in Columbia, Tennessee,

•	a $6.6 million impairment for the abandonment of capitalized costs related to our enterprise resource planning system, caused by indefinite delays in the implementation of remaining facilities,

•	a $1.4 million impairment for the write-down of long-lived assets in our former Etoy, Switzerland facility, as the estimated fair value less selling costs exceeded book value,

•	a $0.8 million loss for the abandonment of certain long-lived assets associated with the accelerated closing of our carbon electrode facility in Columbia, Tennessee,

•	a $1.7 million loss for the abandonment of certain fixed assets related to our graphite electrode operations,

•	a $2.5 million expense for the settlement of three foreign customer lawsuits associated with anti-trust lawsuits and related items,

•	a $23.3 million expense for our incentive compensation program.

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

•	a $23.5 million expense for our incentive compensation program,

•	a $23.7 million gain from the sale of our Caserta, Italy facility,

•	a $1.3 million gain from the sale of our Vyazma, Russia facility,

•	a $13.0 million loss on extinguishment on the repurchase of Senior Notes,

•	a $2.3 million ($0.7 million, net of tax) discontinued operations gain for purchase price adjustments related to our cathodes sale that occurred in December 2006,

•	a $1.5 million overstatement of income tax expense from continuing operations related to the correction of our invalid “check the box” tax election made for our Swiss entity in 2004,

•	a $4.4 million expense for the settlement of our pension obligations in South Africa.

For the Year Ended December 31, 2008:

•	a $6.8 million loss on extinguishment on the repurchase of Senior Notes,

•	a $4.1 million gain on derecognition of the Debentures,

•	a $9.0 million expense for the Make-Whole provision in connection with the derecognition of the Debentures,

•	a $22.1 million expense for our incentive compensation program,

•	a $2.8 million benefit to our income tax provision for tax holidays, exemptions, and credits in various jurisdictions,

•	a $34.5 million write down of our investment in a non-consolidated affiliate and our $1.7 million share of its losses.

For the Year Ended December 31, 2009:

•	a $52.8 million write down of our investment in a non-consolidated affiliate and our $2.7 million share of its losses

•	a $4.3 million gain for the derecognition of our liability for Brazil excise tax,

•	a $1.0 million gain from the sale of our Caserta, Italy facility,

•	a $0.4 million loss on extinguishment on the repurchase of the remaining Senior Notes outstanding,

•	a $5.1 million benefit to our income tax provision for tax holidays, exemptions, and credits in various jurisdictions,

•	a $22.8 million valuation allowance expense for deferred tax assets that might not be realized.

For the Year Ended December 31, 2010 (Seadrift and C/G are included in our Consolidated Financial Statements beginning as of December 1, 2010):

•	a $15.2 million expense for Seadrift and C/G acquisition-related costs,

•	a $4.9 million benefit from the equity in earnings of our then non-consolidated affiliate,

•	a $9.6 million gain from the acquisition of the remaining 81.1% equity interest in our previously non-consolidated affiliate,

•	a $16.8 million expense for our incentive compensation program,

•	a $4.8 million benefit to our income tax provision for tax holidays, exemptions, and credits in various jurisdictions,

•	a $30.3 million deferred tax asset valuation allowance release as a result of the 2010 acquisitions.

(b)	Income (loss) from discontinued operations is comprised of the cathode business which we sold in December 2006.

(c)

Represents liabilities in connection with completed antitrust investigations and related lawsuits and claims (2006), pension and post-retirement benefits and related costs and miscellaneous other long-term obligations.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
2010
Net sales	$215,664	$254,854	$255,236	$281,239
Gross profit	68,103	74,727	75,032	71,494
Net income (a)	33,528	39,322	24,612	77,606
Basic earnings per common share	$0.28	$0.33	$0.20	$0.60
Diluted earnings per common share	$0.28	$0.32	$0.20	$0.60

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
2009
Net sales	$134,026	$157,774	$164,879	$202,365
Gross profit	32,126	45,688	46,533	66,758
Net income (loss) (b)	8,469	(37,091)	6,864	34,308
Basic earnings (loss) per common share	$0.07	$(0.31)	$0.06	$0.29
Diluted earnings (loss) per common share	$0.07	$(0.31)	$0.06	$0.28

(a)	Net income by quarter for 2010 includes the following:

A loss of $0.8 million from the equity in losses of our then non-consolidated affiliate, Seadrift, in the first quarter,

Income of $3.7 million for currency gains due to the remeasurement of intercompany loans in the first quarter,

A $6.6 million expense for Seadrift and C/G acquisition-related costs in the second quarter,

Income of $1.7 million from the equity in earnings of our then non-consolidated affiliate, Seadrift, in the second quarter,

Income of $9.0 million for currency gains due to the remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities in the second quarter,

A $5.7 million expense for Seadrift and C/G acquisition-related costs in the third quarter,

Income of $1.4 million from the equity in earnings of our then non-consolidated affiliate, Seadrift, in the third quarter,

A loss of $9.7 million for currency gains due to the remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities in the third quarter,

A $2.9 million expense for Seadrift and C/G acquisition-related costs in the fourth quarter,

Income of $3.2 million for currency gains due to the remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities in the fourth quarter, and

A $30.3 million benefit related to deferred tax asset valuation allowance release as a result of the acquisitions in the fourth quarter.

Income of $2.6 million from the equity in earnings of investment of our then non-consolidated affiliate, Seadrift, in the fourth quarter

Income of $9.6 million relating to the gain recorded after the acquisition of the remaining 81.1% equity interest in our previously non-consolidated affiliate

(b) Net income (loss) by quarter for 2009 includes the following:

A $52.8 million write down of our investment in a non-consolidated affiliate in the second quarter,

A credit of $0.8 million for the reduction of our liability for Brazilian excise taxes in the third quarter,

A gain of $3.5 million for the derecognition of our liability for Brazilian excise taxes in the fourth quarter,

An expense of $0.6 million related to the early termination of our information technology outsourcing services agreement in the fourth quarter,

A U.S. income tax expense of $4.1 million resulting from the currency gain realized on the repayment of intercompany loans in the fourth quarter.

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

EXECUTIVE SUMMARY

On November 30, 2010, we announced the acquisitions of Seadrift and C/G. As a result of these acquisitions, our results of operations and MD&A analysis for 2010 include one month of activity of Seadrift and C/G.

We have five major product categories: graphite electrodes, refractory products, needle coke products, advanced graphite materials, and natural graphite products.

Reportable Segments. Our businesses are reported in the following categories:

•	Industrial materials, which consists of graphite electrodes, refractory products and needle coke products.

•	Engineered Solutions, which includes advanced graphite materials and natural graphite products.

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

2011 Outlook. Based on current International Monetary Fund (IMF) projections and other global economic forecasts, world output is projected to expand an average of 4.5 percent in 2011. However, degrees of growth will vary in both advanced and emerging economies. IMF notes that advanced economies are expected to continue to grow at a subdued pace, while emerging economies are anticipated to advance at a more rapid pace given robust internal demand and strong capital inflows. However, downside risks remain to the stability of the global recovery.

According to the World Steel Association’s published reports, global steel operating rates were roughly flat in the fourth quarter of 2010 at 75 percent capacity utilization, as compared to the third quarter of 2010. For the full year 2010, global steel operating rates were 77 percent given stronger first half production levels relative to the second half of 2010. Total steel production levels are expected to improve in 2011; however, operating rates in the primary markets we serve are anticipated to remain below pre-crisis levels.

We expect 2011 results to benefit from improved volumes in our graphite electrode business; however, this impact will be partially offset due to pressure on average graphite electrode selling prices.

For the full year 2011, we are targeting cash flow from operations to be in the range of $185 million to $215 million, an improvement of approximately 40 percent. On the capital front, we are targeting expenditures of approximately $135 million to $150 million in 2011, as we fund internal Engineered Solutions growth initiatives, support Seadrift’s and St. Marys’ quality improvement plans and improve operational efficiency across our global platform. We are targeting 2011 overhead expense to be in the range of $145 million to $155 million. The year-over-year increase largely relates to $17 million amortization of acquisition related intangibles and $10 million higher administrative expense due to the inclusion of the Seadrift and St. Marys teams.

We are targeting interest expense in the range of $18 million to $20 million, depreciation and amortization expense of approximately $85 million, an effective tax rate in the range of 22 percent to 24 percent and a fully dilute share count of approximate 146 million shares.

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

We can have outstanding letters of credit of up to $35 million under the Revolving Facility. At December 31, 2010, we had outstanding borrowings of $130.0 million and outstanding letters of credit of $3.4 million under this Revolving Facility.

On November 30, 2010, in connection with the Acquisitions, we issued two Senior Subordinated Notes for an aggregate total face amount of $200 million. These Senior Subordinated Notes are non-interest bearing and mature in 2015, see Note 2 “Acquisitions”. Because the promissory notes are non-interest bearing, we were required to record them at their present value (determined using an interest rate of 7%). The difference between the face amount of the promissory notes and their present value is recorded as debt discount. The debt discount will be amortized to income using the interest method, over the life of the promissory notes. The loan balance, net of unamortized discount, was $143.4 million at December 31, 2010.

On September 30, 2009, we redeemed all of the remaining outstanding Senior Notes, $19.9 million, at 101.708% plus accrued interest. Total cash paid to redeem the balance of the Senior Notes approximated $20.2 million.

During 2008, we entered into a supply chain financing arrangement, as discussed in more detail under “Liquidity and Capital Resources,” below. Our purchases of inventory under this arrangement were $37.1 million in 2009 and $186.7 million in 2010.

On occasion we sell accounts receivable without recourse to a third party. During 2009 we sold $32.1 million of receivables. We did not sell any receivables during 2010. See “Liquidity and Capital Resources” below for further discussion.

PROCEEDINGS AGAINST US

We are involved in various investigations, lawsuits, claims, demands, environmental compliance programs, labor disputes and other legal proceedings arising out of or incidental to the conduct of our business. While it is not possible to determine the ultimate disposition of each of these matters and proceedings, we do not believe that their ultimate disposition will have a material adverse effect on our financial position, results of operations or cash flows.

There is litigation pending in Brazil involving disputes arising out of the interpretation of certain collectively bargained wage increase provisions applicable in 1989 and 1990 to employers (including our subsidiary in Brazil) in the Bahia region of Brazil. We are not currently party to any of the litigation involving the interpretation of the wage increase provisions at issue; however, litigation is pending against other employers in the region and we have learned that several companies in Brazil have recently settled claims arising out of these provisions. While the most recent ruling on the subject by the Supreme Court of Brazil has held that such provisions are not enforceable, and thus employers are not liable for the wage increases claimed on behalf of employees, further proceedings are pending seeking to reverse that ruling and there have been changes in the composition of the Supreme Court in the interim. While we cannot predict the outcome of the pending proceedings, if the Supreme Court reverses its prior decision and declares the wage increase provisions enforceable, claims could be filed against our Brazilian subsidiary which could become substantial.

REALIZABILITY OF NET DEFERRED TAX ASSETS AND VALUATION ALLOWANCES

At December 31, 2010 we had $155.7 million of gross deferred income tax assets, of which $74.9 million required a valuation allowance. In addition, we had $142.7 million of gross deferred income tax liabilities. Our valuation allowance means that we do not believe that these assets are more likely than not to be realized. Until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets, income tax benefits in each current period will be fully reserved.

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

CUSTOMER BASE

We are a global company and sell our products in every major geographic market. Sales of these products to buyers outside the U.S. accounted for about 83% of net sales in 2008, 82% in 2009, and 80% in 2010. In 2010, four of our ten largest customers were based in Europe, two in the United States, two in South America, one in India and one in China.

In 2010, nine of our ten largest customers were purchasers of our Industrial Materials products. No single customer or group of affiliated customers accounted for more than 10% of our net sales in 2010.

RESULTS OF OPERATIONS AND SEGMENT REVIEW

2010. For most of 2010, companies across the world demonstrated, to varying degrees, a gradual recovery from the reduced production levels experienced during the 2009 global economic downturn. In 2010 we achieved our second highest net sales in our Engineered Solutions segment in our Company’s history as demand for our products increased. The graphite electrode restocking initiative, which began in the second half of 2009 continued throughout much of the year in our Industrial Materials segment. Further, EAF capacity utilization rates increased in 2010.

On November 30, 2010, we consummated the acquisitions of Seadrift, a needle coke supplier, and C/G, a producer of graphite electrodes and related products, pursuant to the April 28, 2010 agreements and plans of merger, as described further in Note 2, “Acquisitions” of the Notes to the Consolidated Financial Statements. The consideration paid to the former owners of Seadrift and C/G aggregated $936.7 million and consisted of cash, shares of our common stock and two Senior Subordinated Notes. These businesses are now incorporated into our existing Industrial Materials segment. With the acquisition of Seadrift we have added another major product category, needle coke products, to the Industrial Materials segment. The analysis below includes the results of operations for Seadrift and C/G for the month of December 2010.

Pursuant to the Seadrift Merger, we acquired from the equity holders of Seadrift the 81.1% of the equity interests in Seadrift that we did not already own. Seadrift is one of the world’s largest manufacturers of petroleum-based needle coke and owns the world’s only known stand-alone petroleum-based needle coke plant, located in Port Lavaca, Texas. In addition to calcined needle coke, the plant produces naphtha, gas oil and electricity as by-products.

For further discussion on the acquisitions see Note 2, “Acquisitions” of the Notes to the Consolidated Financial Statements.

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

In September 2009 signs of a slow recovery in the steel industry began to emerge. Government stimulus programs around the world resulted in modest growth in several economies resulting in our customers replenishing inventories in order to meet slightly higher utilization rates for steel production. In the second half of 2009 customers restocked their depleted inventories of graphite electrodes in order to meet increasing demand.

The World Steel Association estimates that worldwide steel production was about 1.2 billion metric tons in 2009, an 8.1% decrease compared to 2008. China, which accounted for 47% of the total, increased 21.5% compared to 2008. Non Chinese steel production rose from an average of about 45 million tons per month in the first few months of 2009 to about 60 million tons per month by the end of 2009. While production levels rose in the last half of 2009 compared to the first half, they did not reach the levels of the first half of 2008.

We believe that the worldwide total graphite electrode manufacturing capacity for 2009 was 1.57 million metric tons and that the graphite electrode industry manufacturing capacity utilization rate worldwide was approximately 50% for 2009.

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

The World Steel Association estimated that worldwide steel production was about 1.3 billion metric tons in 2008, about a 1.6% decrease as compared to 2007. China’s steel production grew at a much lower rate than in recent years due to a slowdown in economic growth and falling steel demand. In 2008, China’s steel production grew by about 1.5%, a significant decline compared to China’s recent double-digit annual growth rates. Steel production in the rest of the world declined by 3.5% in 2008.

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

The tables presented in our year-over-year comparisons summarize our consolidated statements of income and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the years ended December 31, 2008, 2009, and 2010. Throughout our MD&A, percentage changes that are both less than 5% and less than $1.0 million, are deemed to be not meaningful and are designated as “NM”.

Results of Operations for 2010 as Compared to 2009

(in thousands, except per share data and % change)

	2009	2010	Increase (Decrease)	% Change
Net sales	$659,044	$1,006,993	$347,949	53
Cost of sales	467,939	717,637	249,698	53

Gross profit	191,105	289,356	98,251	51
Research and development	10,168	12,330	2,162	21
Selling and administrative expenses	82,325	117,844	35,519	43

Operating income	98,612	159,182	60,570	61
Equity in losses (earnings) of, write-down of investment in and gain recorded on acquisition of non-consolidated affiliate	55,488	(14,500)	(69,988)	(126)
Other expense (income), net	1,868	(4,768)	(6,636)	(355)
Interest expense	5,609	5,076	(533)	NM
Interest income	(1,047)	(1,333)	286	NM

Income before provision for income taxes	36,694	174,707	138,013	376
Provision (benefit) for income taxes	24,144	(361)	(24,505)	(101)

Net income	$12,550	$175,068	$162,518	1,295

Basic income per common share	$0.10	$1.43	$1.33
Diluted income per common share	$0.10	$1.42	$1.32

Net sales. Net sales by operating segment for the years ended December 31, 2009 and 2010 were:

(in thousands, except per share data and % change)

	2009	2010	Increase (Decrease)	% Change
Industrial materials	$538,126	$833,892	$295,766	55
Engineered solutions	120,918	173,101	52,183	43

Total net sales	$659,044	$1,006,993	$347,949	53

We experienced higher sales for both of our operating segments as a result of the improved global economic conditions in 2010. Our Industrial Materials operating segment benefitted from the restocking efforts of many of our customers, which began in the second half of 2009 and continued through 2010, as well as the inclusion of Seadrift and C/G for the month of December 2010. Our Engineered Solutions segment also saw benefits as a result of the recovering economy, as customers started the reordering process in response to increasing orders and production.

Our analysis of the percentage change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	65%	(6%)	(4%)	55%
Engineered Solutions	48%	(3%)	(2%)	43%

Net sales. Sales for the Industrial Materials segment increased significantly in 2010 when compared to 2009 due to higher graphite electrode sales volume. Partially offsetting this increased demand, we saw the weighted average selling price of our melter and non-melter graphite electrodes decrease by approximately 7%, exclusive of currency impacts, in 2010 when compared to 2009. Higher period over period electrode sales volumes are expected to continue to mitigate, in part, the lower electrode pricing. Our Engineered Solutions segment also saw a significant increase in volumes in 2010, offset slightly by an unfavorable price/mix, and currency impacts.

Cost of sales. The primary drivers of the increase in cost of sales were increases in shipments of our products of $198.8 million, production costs of $28.9 million and unfavorable foreign currency impact of $7.6 million, across both of our segments during 2010 when compared to 2009. The 2010 cost of sales also included the amortization expense related to the technology intangible asset acquired in the acquisitions of Seadrift and C/G of $0.5 million. The global recession led to a dramatic decline in the demand for, and corresponding production of, graphite electrodes during the first nine months of 2009. Our production volume began increasing in the second half of 2009 and continued to increase in the first half of 2010 before leveling off in the second half of the year as our customers ramped up production from the low levels experienced during the first half of 2009.

Needle coke is the primary raw material in the manufacture of graphite electrodes. We have traditionally purchased 70% to 80% of our needle coke requirements from one supplier under contracts with one-year firm price per metric ton schedules. Our production in 2010 began to use higher cost needle coke purchased in the fourth quarter of 2009, at prices which were approximately 45% higher than the cost of needle coke used in production during the first nine months of 2009. The inventory flow through of the higher cost raw material has increased our cost of goods for 2010 when compared to 2009. Higher volumes increased our fixed costs absorption in 2010, partially offsetting the higher needle coke cost.

In recent years, we historically purchased a majority of our requirements for petroleum coke, our principal raw material, from two plants of ConocoPhillips under supply agreements containing customary terms and conditions, including price renegotiation, dispute resolution and termination provisions. The termination provisions permitted either party to terminate the agreements at the end of a calendar year by giving the other party notice of termination by September 30 of that calendar year. During the course of our annual discussions with ConocoPhilips regarding our future needle coke requirements, including potential changes in such needs as a result of our then pending acquisition of Seadrift, as well as other provisions of the agreements which had become inapplicable due to changes in circumstances over the decade since the agreements were first established, the consensus of the parties was that the agreements should be terminated and that the parties enter into negotiations concerning future supply of needle coke. Accordingly, the agreements were terminated effective as of December 31, 2010 and we have entered into three-year supply agreements for the supply of needle coke. We believe the estimated quantities under the replacement agreements will be sufficient for our forecast raw material requirements.

Selling and administrative expenses. Acquisition costs (i.e., advisory, legal, valuation, other professional fees, etc.) associated with our acquisitions of Seadrift and C/G represented $15.2 million in 2010. We also experienced higher overhead expense due to increases in sales and marketing coverage to support internal growth initiatives during 2010 when compared to 2009. Other increases year over year related to our stock-based compensation expense which increased $3.7 million, commission expense related to increased sales of $1.6 million and the amortization expense incurred related to the customer list and trade names intangible assets acquired in the acquisitions of Seadrift and C/G of $1.4 million.

Equity in losses (earnings) of, write-down of investment in and gain recorded on acquisition of non-consolidated affiliate. We acquired an 18.9% interest in Seadrift on June 30, 2008, and subsequently acquired the remaining 81.1% of the equity interests in Seadrift on November 30, 2010. As a result of the acquisition of the remaining 81.1% of the equity interests in Seadrift, accounting guidance requires us to re-measure the book value of our previously held 18.9% equity interest at the acquisition date to fair value and recognize the resulting gain in our 2010 earnings. We recorded a $9.6 million non-cash gain in our 2010 earnings.

Our equity in earnings for 2010 was $4.9 million as compared to equity in losses of $2.7 million in 2009. Additionally, in June 2009, we performed an assessment of our investment for impairment and determined that the fair value of the investment was less than our carrying value and that the loss in value was other than temporary. We recorded a $52.8 million non-cash impairment to recognize this other than temporary loss in value.

Other (income) expense. Other (income) expense was income of $4.8 million in 2010, compared to an expense in 2009 of $1.9 million, due in large part to favorable currency gains of $6.2 million in 2010 compared to losses of $0.5 million in 2009.

Interest expense. Interest expense decreased in 2010 as a result of the low long term debt levels carried through 2010 when compared to the debt levels maintained throughout 2009. We expect our interest expense to increase in 2011 due to higher draws on our Revolving Facility and the amortization of the discount recorded with the issuance of the Senior Subordinated Notes.

Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the years ended December 31, 2009 and 2010:

	For the Year ended December 31,
	2009	2010
	(Dollars in thousands)
Industrial Materials	$88,818	$140,997
Engineered Solutions	9,794	18,185

Total segment operating income	$98,612	$159,182

The percentage relationship of operating expenses to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Operating Expenses
	2009	2010	Change
	(Percentage of sales)
Industrial Materials	83%	83%	0%
Engineered Solutions	92%	89%	(3%)

Segment operating costs and expenses as a percentage of sales for Industrial Materials remained consistent year over year. However, total operating costs and expenses increased $243.6 million year over year. The increase was primarily a result of volume increases (including the effect of the additional volume from the acquisitions) of $175.2 million, higher production costs of $27.8 million, unfavorable currency exchange of $9.3 million and acquisition costs incurred of $15.2 million.

Segment operating costs and expenses as a percentage of sales for Engineered Solutions decreased three percentage points to 89% in 2010 when compared to 2009. Total operating costs and expenses, however, increased $43.8 million year over year. The increase was primarily a result of increases in volume of $39.3 million which were offset by favorable currency of $1.7 million.

Provision for income taxes. The provision for income taxes was a benefit of $0.4 million on pre-tax income of $174.7 million in 2010, compared to a tax expense of $24.1 million on pre-tax income of $36.7 million in 2009. The effective tax rates were (0.2%) and 65.8% respectively. The 2009 tax rate was negatively impacted primarily by an increase in the valuation allowance of $22.8 million as a result of the impairment of our investment in Seadrift and the establishment of accruals for uncertain tax positions of $6.1 million. As a result of our 2010 acquisitions, we are now in an overall net deferred tax liability position, and therefore, we reversed the provision for valuation allowance on certain deferred tax assets in the amount of $30.3 million.

Results of Operations for 2009 as Compared to 2008

(in thousands, except per share data and % change)

	2008	2009	Increase (Decrease)	% Change
Net sales	$1,190,238	$659,044	$(531,194)	(45)
Cost of sales	756,802	467,939	(288,863)	(38)

Gross profit	433,436	191,105	(242,331)	(56)
Research and development	8,986	10,168	1,182	13
Selling and administrative expenses	95,757	82,325	(13,432)	(14)

Operating income	328,693	98,612	(230,081)	(70)
Equity in losses of and write-down of investment in non-consolidated affiliate	36,256	55,488	19,232	53
Other (income) expense	11,578	1,868	(9,710)	(84)
Interest expense	19,350	5,609	(13,741)	(71)
Interest income	(1,137)	(1,047)	(90)	NM

Income from continuing operations before income provision for income taxes	262,646	36,694	(225,952)	(86)
Provision for income taxes	62,131	24,144	(37,987)	(61)

Net income	$200,515	$12,550	$(187,965)	(94)

Basic earnings per share from continuing operations	$1.80	$0.10	$(1.70)
Diluted earnings per share from continuing operations	$1.74	$0.10	$(1.64)

Net sales. Net sales by operating segment for the years ended December 31, 2008 and 2009 were:

(in thousands, except per share data and % change)

	2008	2009	Increase (Decrease)	% Change
Industrial materials	$1,008,778	$538,126	$(470,652)	(47)
Engineered solutions	181,460	120,918	(60,542)	(33)

Total net sales	$1,190,238	$659,044	$(531,194)	(45)

The global recession resulted in significantly reduced sales for both operating segments. We experienced reduced demand across all of our products lines as our customers, especially those in the Industrial Materials segment, used existing inventory in response to their decreased orders and production. In the second half of 2009 demand and shipments began to increase as customers began restocking their inventories in response to increasing orders and production.

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

Needle coke is the primary raw material in the manufacture of graphite electrodes. We historically have purchased 70% to 80% of our needle coke requirements from one supplier under contracts with one-year firm price per metric ton schedules. Our purchases of needle coke in 2009 were limited and abnormally low due to the lower production level of graphite electrodes. Due to the historically low 2009 production volumes, and proactive inventory management, essentially all of our 2009 production was produced with needle cost that was in inventory at December 31, 2008, and carried the 2008 purchase price per metric ton.

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

Equity in losses and write-down of investment in non-consolidated affiliate. We acquired our initial 18.9% investment in the non-consolidated affiliate on June 30, 2008. Our equity in losses for the year were $(2.7) million compared to $(1.7) in 2008. The increased losses were due in part to our recognizing our share of the investee losses for a full year as well as the effect of the recession on its operations. In June 2009, we performed an assessment of our investment for impairment and determined that the fair value of the investment was less than our carrying value and that the loss in value was other than temporary. We recorded a $52.8 million non-cash impairment to recognize this other than temporary loss in value. In December 2008, we had recorded a $34.5 million non-cash impairment to recognize the other than temporary loss in value determined at that time.

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

The percentage relationship of operating expenses, including restructuring and impairment charges, to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Operating Expenses
	2008	2009	Change
	(Percentage of sales)
Industrial Materials	72%	83%	11%
Engineered Solutions	77%	92%	15%

Provision for income taxes. The provision for income taxes in 2009 was negatively impacted by an increase in the valuation allowance of $22.8 and the establishment of accruals for uncertain tax positions of $6.1 million. This increase was offset in part by a $14.1 million worthless stock deduction and by $5.1 million for tax exemptions, holidays and credits in various non-U.S. jurisdictions.

EFF ECTS OF INFLATION

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

We also record foreign currency transaction gains and losses from non-permanent intercompany balances as part of other (income) expense, net.

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

During 2010, the average exchange rates for the Brazilian real and the South African rand increased significantly, about 12% and 14%, respectively, when compared to 2009 rates. Also during 2010, the Mexican peso and the Japanese yen increased roughly 7%, while the euro decreased about 5%, as compared to 2009 rates. During 2009, the average exchange rate of the South African rand did not fluctuate materially, while the Mexican Peso, the Brazilian Real, and the Euro average rates decreased about 18%, 9%, and 5% respectively as compared to 2008 rates.

For net sales of industrial materials, the impact of these events was an increase of $22.6 million in 2008, a decrease of $1.4 million in 2009, and a decrease of $20.4 million in 2010. For the cost of industrial materials, the impact of these events was an increase of $9.7 million in 2008, an increase of $3.1 million in 2009, and an increase of $9.3 million in 2010.

We have had intercompany term loans between GrafTech Finance and some of our foreign subsidiaries. We had no such term loans at December 31, 2009 or

2010. At December 31, 2008, the aggregate principal amount of these term loans was $558.4 million. These loans were subject to remeasurement gains and losses due to changes in currency exchange rates. Certain of these loans had been deemed to be essentially permanent prior to settlement and, as a result, remeasurement gains and losses on these loans were recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of the Consolidated Balance Sheets. The remaining balance of these loans was deemed to be temporary and, as a result, remeasurement gains and losses on these loans were recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Income.

As part of our cash management, we also have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Income.

We had net total of currency gains of $2.2 million in 2008, a net total currency loss of $0.5 million in 2009, and a net total currency gain of $6.2 million in 2010, mainly due to the remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities.

We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by changes in currency exchange rates, as described under “Item 7A–Quantitative and Qualitative Disclosures about Market Risks.”

LIQUIDITY AND CAPITAL RESOURCES

We believe that we have adequate liquidity to meet all of our present needs. Future disruptions in the U.S. and international financial markets, however, could adversely affect the cost and availability of financing to us in the future.

At December 31, 2010, we had cash and cash equivalents of $13.1 million, long-term debt of $275.8 million and stockholders’ equity of $1,229.7 million. We also had $126.6 million available through our Revolving Facility. As part of our cash management activities, we manage accounts receivable credit risk, collections, and accounts payable vendor terms to maximize our free cash at any given time and minimize accounts receivable losses.

We expend capital to support our operating and strategic plans. Such expenditures include investments to meet regulatory and environmental requirements, maintain capital assets, develop new products or improve existing products, acquisitions, and to enhance capacity or productivity. Many of the associated projects have long lead-times and require commitments in advance of actual spending. We are targeting capital expenditures to be in the $135 million to $150 million range for 2011.

Our sources of funds have consisted principally of cash flow from operations and debt, including our Revolving Facility. Our uses of those funds (other than for operations) have consisted principally of capital expenditures, cash paid for acquisitions and expenses thereof, our equity investment in a non-consolidated affiliate, and debt reduction payments and other obligations. As of December 31, 2010, we have several future obligations accrued that will utilize a significant amount of such funds. These obligations include our employee incentive compensation payout of approximately $16.8 million, which will be paid during the second quarter of 2011.

We have an accounts receivable factoring arrangement in place that provides additional working capital liquidity of up to $25 million. During 2009, certain subsidiaries sold receivables totaling $32.1 million. Proceeds of the sale of receivables were used to reduce debt and fund operations. If we had not sold such receivables, our accounts receivable would have been about $1.1 million higher at December 31, 2009. All such receivables sold during 2009 were sold without recourse, and no amount of accounts receivable sold are recorded in the Consolidated Balance Sheet. We did not sell any receivables under this arrangement during 2010.

Lower sales volumes for our products and reduced credit quality of our customers may limit the amount of receivables that we sell in the future. Our current receivable sales facility provides for the sale of certain customer accounts receivable and has a limit of $25 million. The facility automatically renewed for a one year period on June 30, 2010, and it automatically renews each year thereafter for one year periods unless a termination notice is sent by either party 30 days prior to the applicable June 30th.

During 2008, we entered into a supply chain financing arrangement with a financing party that provides additional working capital liquidity of up to $50 million. Under this arrangement, we essentially assigned our rights to purchase needle coke from a third-party supplier to the financing party. The financing party purchases the product from our supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment for this needle coke will include a mark up (the “Mark-Up”). The Mark-Up is subject to quarterly reviews. In effect, we have a longer period of time to pay the financing party than by purchasing directly from the supplier which helps us maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. We purchased approximately $37.1 million and $186.7 million of inventory under this arrangement in 2009 and 2010, respectively. In connection with these purchases, we incurred a Mark-Up of approximately $0.5 million and $1.5 million in 2009 and 2010, respectively. This agreement is subject to termination 90 days after notice is sent by either party. The underlying supply agreements have been terminated and we have executed replacement supply agreements which we expect to add to the supply chain financing arrangement.

In the event that operating cash flow, the sales of receivables and the financing of needle coke purchases fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would be made up by increased borrowings under our Revolving Facility.

We use cash flow from operations, funds from receivable and payable factoring arrangements and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as well as cash on hand as our primary sources of liquidity. The Revolving Facility is secured, and provides for maximum borrowings of up to $260 million including a letters of credit sub-facility of up to $35 million and, subject to certain conditions (including a maximum senior secured leverage ratio test), an accordion feature that permits GrafTech Finance to establish additional credit facilities thereunder in an aggregate amount, together with the Revolving Facility, of up to $390 million. The Revolving Facility matures in April 2013.

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

At December 31, 2010, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable. These covenants include maintaining an interest coverage ratio of at least 1.75 to 1.00 and a maximum net senior secured leverage ratio of 2.25 to 1.00, subject to adjustment based on a rolling average of the prior four quarters. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants through maturity of our Revolving Facility. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

Eight banks are participants in our credit facility. All of these eight banks currently have Standard & Poor’s (“S&P”) ratings of BBB+ or better and Moody’s ratings of Baa1 or better. Based on these ratings and the remaining term of the Revolving Facility, we do not anticipate that our availability under this facility would be reduced prior to its maturity.

At December 31, 2010, approximately 53% of our debt consists of fixed rate or zero interest rate obligations compared to 83% at December 31, 2009.

Long-Term Contractual, Commercial and Other Obligations and Commitments. The following tables summarize our long-term contractual obligations and other commercial commitments at December 31, 2010.

	Payments Due by Year Ending December 31,
	Total	2011	2012- 2013	2014- 2015	2016+
	(Dollars in thousands)
Contractual and Other Obligations
Long-term debt	$275,954	$213	$130,437	$143,883	$1,421
Operating leases	6,722	2,544	3,694	484	0
Purchase obligations (a)	477,541	190,344	287,197	0	0

Total contractual obligations	760,217	193,101	421,328	144,367	1,421
Postretirement, pension and related benefits (b)	87,145	6,833	7,713	7,394	65,205
Other long-term obligations	23,129	2,379	8,038	1,316	11,396
Uncertain income tax provisions	13,719	2,207	366	12	11,134

Total contractual and other obligations (a)(b)	$884,210	$204,520	$437,445	$153,089	$89,156

Other Commercial Commitments
Letters of credit (c)	$8,461	$8,461	$0	$0	$0
Guarantees	1,000	971	0	0	29

Total other commercial commitments	$9,461	$9,432	$0	$0	$29

(a)	Based on the estimated timing of deliveries under supply contracts.

(b)	Represents estimated postretirement, pension and related benefits obligations based on actuarial calculations.

(c)	Letters of credit of $3.4 million are issued under the Revolving Facility.

Our foreign subsidiaries have local lines of credit for working capital purposes. The total amount available under these lines of credit approximated $15.7 million at December 31, 2010.

Cash Flow and Plans to Manage Liquidity. Our business strategies include efforts to enhance our capital structure by further reducing our gross obligations to enable us to pursue strategic growth opportunities that may arise. Our efforts include leveraging our global manufacturing network by driving higher utilization rates and more productivity from our existing assets, accelerating commercialization initiatives across all of our businesses and realizing other global efficiencies.

Typically, our cash flow from operations fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, and other factors.

We had positive cash flow from operations during 2008, 2009, and 2010. Although the global economic environment has experienced significant swings in these three years, our aggressive working capital management and cost-control initiatives have allowed us to remain cash flow positive in both times of declining and improving operating results.

Certain of our obligations could have a material impact on our liquidity. Cash flow from operations services payment of our obligations, including our incentive compensation program payout in the second quarter of 2011, thereby reducing funds available to us for other purposes. Although we currently have $126.6 million of additional borrowing capacity under the Revolving Facility, continued improvement, or another downturn, in the global economy may require increased borrowings under our Revolving Facility, particularly if our accounts receivable and supply chain financing arrangements are terminated. An improving economy, while resulting in improved results of operations and cash flows, could require significant cash requirements to purchase inventories and pay other obligations as accounts receivable increase. A downturn could significantly negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.

Based on expected operating results and expected cash flows, we expect to be in compliance with our existing financial covenants in 2011.

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

Off-Balance Sheet Arrangements and Commitments. We have not undertaken or been a party to any material off-balance-sheet financing arrangements or other commitments (including non-exchange traded contracts), other than:

•	Foreign exchange and commodity contracts.

•

Commitments under non-cancelable operating leases that, at December 31, 2009, totaled no more than $2.4 million in each year and about $7.1 million in the aggregate, and at December 31, 2010, totaled no more than $2.5 million in each year and about $ 6.7 million in the aggregate.

•	Letters of credit outstanding under our Revolving Facility of $3.4 million.

We are not affiliated with or related to any special purpose entity other than GrafTech Finance, our wholly-owned and consolidated finance subsidiary.

Cash Flows.

The following is a discussion of our cash flow activities:

	Years Ended December 31,
	2008	2009	2010
	(Dollars in millions)
Cash flow provided by (used in):
Operating activities	$248.6	$170.3	$144.9
Investing activities	(209.9)	(60.1)	(321.6)
Financing activities	(80.2)	(72.9)	138.2

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

While our operating cash flow increased significantly in 2008, it decreased by over $70 million in 2009 mainly due to the decrease in net income which was a direct impact of the severe economic recession and other reasons noted throughout this MD&A. During 2010, although the global economy began to recover, our improved operating results were negatively impacted by increased inventory purchases and the build of accounts receivable as business ramped to near pre-recessionary levels. This resulted in a $25.4 million decrease in operating cash flow, despite the improved economic operating environment.

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

In 2010, changes in working capital resulted in a net use of funds of $41.8 million which was impacted by:

•	use of funds of $40.9 million from the increase in accounts receivable, including the effect of factoring for $1.1 million, which was due primarily to increased sales for the period;

•	use of funds for inventories of $13.6 million primarily due to the increased sales volume; and

•	source of funds of $15.0 million from an increase in accounts payable and accruals through normal operations and inventory purchases.

Other items that affected our operating cash flow included cash outflows of $3.2 million for contributions to pension and post retirement plans, and $15.2 million of customary acquisition related expenses.

In 2009, changes in working capital resulted in a net source of funds of $67.6 million which was impacted by:

•

cash inflows from a $33.9 million decrease in accounts receivable, net of factoring of $(24.3) million, which was primarily attributable to decreased sales, credit risk policies, and cash collection efforts;

•	cash inflows of $69.6 million from the reduction of inventories which was primarily due to decreased purchases of raw materials as a result of decreased sales; and

•	cash outflows of $21.2 million for accounts payable due to the decrease in inventory purchases and the timing of payments.

Other items that affected our operating cash flow included:

•	cash inflows from Federal income tax refunds of $3.7 million;

•	cash outflows of $3.9 million to settle our liability for Brazil excise tax;

•	cash outflows of $6.1 million for our contributions to pension and post-retirement plans;

•	cash outflows of $1.7 million to restore wage reductions instituted in 2009; and

•	cash outflows of $1.4 million to terminate an information technology outsourcing services contract.

Our reduction of debt levels resulted in a cash interest savings of $13.3 million.

In 2008, changes in working capital resulted in a net use of funds of $19.9 million which was impacted by:

•	cash outflows of $1.2 million from the increase in accounts receivable, net of the cash inflows of factoring of $24.3 million, which was due primarily to increased sales;

•	cash outflows for inventories of $29.3 million primarily due to the inventory build for increased sales volume;

Other items that affected our operating cash flow included cash interest savings of $22.6 million resulting from reduced debt levels which was offset in part by cash outflows of $9.0 million for the make-whole payment related to the redemption of our Debentures and cash outflows of $10.7 million for our contributions to pension and post-retirement plans.

Investing Activities.

Net cash used in investing activities was $321.6 million in 2010 and included:

•	cash outflow of $241.2 million, paid to shareholders of Seadrift and C/G net of cash acquired of $8.2 million.

•	capital expenditures of $86.0 million;

•	proceeds of $6.0 million received as a result of the repayment of our loan to Seadrift;

Net cash used in investing activities was $60.1 million in 2009 and included:

•	capital expenditures of $56.2 million;

•	loan of $6.0 million to our non-consolidated affiliate, Seadrift;

•	proceeds of $1.0 million from derivative contracts settlements; and

•	proceeds from the release of escrowed funds of $1.0 million related to the sale of our Caserta, Italy facility.

Net cash used in investing activities was $209.9 million in 2008 and included:

•	capital expenditures of $72.0 million;

•	payment of $136.5 million to purchase our initial equity investment in our non-consolidated affiliate, Seadrift; and

•	payment of $1.7 million to settle certain natural gas derivative contracts.

Financing Activities.

Net cash flow provided by financing activities was $138.2 million in 2010 and included:

•	net borrowings under our Revolving Facility of $130.0 million to finance acquisitions of Seadrift and C/G;

•	net borrowings under our supply chain financing arrangement of $10.6 million;

•	proceeds from exercised stock options of $3.9 million;

•	payments of $4.6 million related to bank fees and charges to amend and restate our credit agreement;

Net cash flow used in financing activities was $72.9 million in 2009 and included:

•	repayment of our Senior Notes ($20.0 million);

•	net repayments of borrowings under our Revolving Facility ($30.0 million), our supply chain financing arrangement ($15.7 million), and other short-term debt arrangements ($8.1 million);

•	proceeds from the a Spanish government incentive loan ($1.8 million); and

•	payments on the financing arrangement related to the sale-leaseback of a portion of our Vyazma, Russia facility ($1.0 million).

Net cash flow used in financing activities was $80.2 million in 2008 and included:

•	net borrowings of $69.8 million under our Revolving Facility ($30 million), our supply chain financing arrangement ($30.1 million), and other short-term debt arrangements ($9.7 million);

•	redemption of Senior Notes ($180.0 million);

•	proceeds from the exercise of stock options ($37.2 million) and income tax benefits from stock-based compensation programs ($14.3 million); and

•	shares purchased under our share repurchase program ($21.2 million).

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

	Years Ended December 31,
	2008	2009	2010
	(Dollars in thousands)
Expenses relating to environmental protection	$17,333	$9,196	$12,475
Capital expenditures related to environmental protection	22,865	10,901	6,535

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that require difficult, subjective or complex judgments by management, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described in Note 1 “Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements. The following accounting policies are deemed to be critical.

Business Combinations and Goodwill. The application of the purchase method of accounting for business combinations requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. Our estimates of the fair values of assets and liabilities acquired are based on assumptions believed to be reasonable, and when appropriate, include assistance from independent third-party appraisal firms.

As a result of our acquisitions of Seadrift Coke L.P. and C/G Electrodes LLC, we have a significant amount of goodwill. Goodwill is tested for impairment annually or more frequently if an event or circumstances indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. We estimate the fair value of each reporting unit using a discounted cash flow methodology. This requires us to use significant judgment including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital for purposes of establishing discount rate and relevant market data.

Our annual impairment test of goodwill was performed in the fourth quarter. The estimated fair values of our reporting units were based on discounted cash flow models derived from internal earnings forecasts and assumptions. The assumptions and estimates used in these valuations incorporated the current economic environment in performing our 2010 impairment test. Our model was based on our internally developed forecast for 2011-2013, then adding a 2% growth to each subsequent year in the model. We believe these estimated assumptions are appropriate for our circumstances, including our historical results, consistent with our forecasted long-term business model and give consideration to the current economic environment.

Based on these valuations, we determined that the fair values of our reporting units exceeded their carrying values and no goodwill impairment charge was required during the fourth quarter 2010.

Refer to Note 1 “Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements for further information regarding our goodwill impairment testing.

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

Employee Benefit Plans. We sponsor various retirement and pension plans, including defined benefit and defined contribution plans and postretirement benefit plans that cover most employees worldwide. Excluding the defined contribution plans, accounting for these plans requires assumptions as to the discount rate, expected return on plan assets, expected salary increases and health care cost trend rate. See Note 12 “Retirement Plans and Postretirement Benefits” of the Notes to the Consolidated Financial Statements for further details.

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

Stock-Based Compensation Plans. Stock-based compensation expense is measured at the grant date, based on the fair market value of the award and recognized over the requisite service period. The fair value of restricted stock is based on the trading price of our common stock on the date of grant, less required adjustments to reflect dividends paid and expected forfeitures or cancellations of awards throughout the vesting period, which ranges between one and three years. Our stock option compensation expense calculated under the fair value method, using a Black Scholes model, is recognized over the vesting period, which ranges between one and three years.

RECENT ACCOUNTING PRONOUNCEMENTS

We discuss recently adopted and issued accounting standards in Note 1 “Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements.

DESCRIPTION OF OUR FINANCING STRUCTURE

We discuss our financing structure in more detail in Note 6 “Long-Term Debt and Liquidity” of the Notes to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks primarily from changes in interest rates, currency exchange rates, energy commodity prices and commercial energy rates. We, from time to time, routinely enter into various transactions that have been authorized according to documented policies and procedures to manage these well-defined risks. These transactions relate primarily to financial instruments described below. Since the counterparties, if any, to these financial instruments are large commercial banks and similar financial institutions, we do not believe that we are exposed to material counterparty credit risk. We do not use financial instruments for trading purposes.

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

Our exposure to changes in energy costs results primarily from the purchase or sale of refined oil products, and the purchase of natural gas and electricity for use in our manufacturing operations.

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

Currency Rate Management. We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency derivatives, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, net, relating to non-dollar denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. Forward exchange contracts and purchased currency options are carried at market value.

The outstanding foreign currency derivatives at December 31, 2009 and 2010 represented a net unrealized loss of $0.1 million and a net unrealized gain of $0.8 million, respectively.

Energy Commodity Management. We periodically enter into commodity derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas, and refined oil product exposure. The outstanding contracts at December 31, 2009 and 2010 represented net unrealized gains of $0.1 million and $0.6 million, respectively.

Sensitivity Analysis. We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates on gross margin and changes in interest rates on interest expense. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for 2010 by approximately $1.1 million. Based on this analysis, a hypothetical increase in interest rates of 1,000 basis points (10%) would have increased our interest expense by $1.2 million for the year ended December 31, 2010.

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

Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010. Management’s assessment of our internal control over financial reporting excluded from its scope an assessment of internal control over financial reporting with respect to the operations and related assets of Seadrift and C/G, both of which were acquired during fiscal year 2010. Registrants are permitted to exclude an acquired business’ internal controls over financial reporting from its management’s assessment during the first year of the acquisition. Seadrift and C/G are wholly owned subsidiaries whose total assets and total net sales represent 50% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010. The effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers, LLP, our independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

Date: February 24, 2011

/S/ CRAIG S. SHULAR
Craig S. Shular,
Chief Executive Officer, President and Chairman of the Board

/S/ MARK R. WIDMAR
Mark R. Widmar,
Chief Financial Officer and Vice President

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GrafTech International Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of GrafTech International Ltd. and its subsidiaries at December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Seadrift Coke, L.P. (“Seadrift”) and C/G Electrodes LLC (“C/G”) from its assessment of internal control over financial reporting as of December 31, 2010 because they were acquired by the Company in a purchase business combination during 2010. We have also excluded Seadrift and C/G from our audit of internal control over financial reporting. Seadrift and C/G are wholly owned subsidiaries whose total assets and total net sales represent 50% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

/s/    PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio

February 24, 2011

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	At December 31, 2009	At December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$50,181	$13,096
Accounts and notes receivable, net of allowance for doubtful accounts of $4,545 at December 31, 2009 and $3,892 at December 31, 2010	117,495	179,755
Inventories	245,511	340,418
Loan to non-consolidated affiliate	6,000	0
Prepaid expenses and other current assets	9,711	12,615

Total current assets	428,898	545,884

Property, plant and equipment	982,173	1,328,004
Less: accumulated depreciation	610,182	635,530

Net property, plant and equipment	371,991	692,474
Deferred income taxes	11,437	6,746
Goodwill	9,037	499,238
Other assets	7,298	168,700
Investment in non-consolidated affiliate	63,315	0
Restricted cash	632	141

Total assets	$892,608	$1,913,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,928	$69,930
Short-term debt	1,113	155
Accrued income and other taxes	38,977	30,019
Supply chain financing liability	14,404	24,959
Other accrued liabilities	91,907	95,580

Total current liabilities	180,329	220,643

Long-term debt	1,467	275,799
Other long-term obligations	108,267	114,728
Deferred income taxes	25,486	72,287
Contingencies – Note 14
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	0	0
Common stock, par value $.01, 225,000,000 shares authorized, 124,027,399 shares issued at December 31, 2009 and 149,063,197 shares issued at December 31, 2010	1,240	1,491
Additional paid-in capital	1,300,051	1,782,859
Accumulated other comprehensive loss	(305,644)	(309,565)
Accumulated deficit	(305,202)	(130,134)
Less: cost of common stock held in treasury, 3,974,345 shares at December 31, 2009 and 4,081,134 at December 31, 2010	(112,511)	(113,942)
Less: common stock held in employee benefit and compensation trusts, 71,493 shares at December 31, 2009 and 76,259 shares at December 31, 2010	(875)	(983)

Total stockholders’ equity	577,059	1,229,726

Total liabilities and stockholders’ equity	$892,608	$1,913,183

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2008	2009	2010
Net sales	$1,190,238	$659,044	$1,006,993
Cost of sales	756,802	467,939	717,637

Gross profit	433,436	191,105	289,356
Research and development	8,986	10,168	12,330
Selling and administrative expenses	95,757	82,325	117,844

Operating income	328,693	98,612	159,182

Equity in losses (earnings) of, write-down of investment in and gain recorded on acquisition of non-consolidated affiliate	36,256	55,488	(14,500)
Other expense (income), net	11,578	1,868	(4,768)
Interest expense	19,350	5,609	5,076
Interest income	(1,137)	(1,047)	(1,333)

Income before provision (benefit) for income taxes	262,646	36,694	174,707
Provision (benefit) for income taxes	62,131	24,144	(361)

Net income	$200,515	$12,550	$175,068

Basic income per common share:
Net income per share	$1.80	$0.10	$1.43

Weighted average common shares outstanding	111,447	119,707	122,621

Diluted income per common share:
Net income per share	$1.74	$0.10	$1.42

Weighted average common shares outstanding	119,039	120,733	123,453

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the year ended December 31,
	2008	2009	2010
Cash flow from operating activities:
Net income	$200,515	$12,550	$175,068
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	35,427	32,737	42,664
Deferred income tax provision (benefit)	3,049	(8,846)	(28,260)
Equity in losses (earnings) of, write-down of investment in and gain recorded on acquisition of non-consolidated affiliate	36,256	55,488	(14,500)
Post-retirement and pension plan changes	7,034	6,395	9,912
Gain on redemption of Debentures	(4,060)	0	0
Currency (gains) losses	(7,681)	629	(7,153)
Stock-based compensation, including incentive compensation paid in company stock	4,903	6,845	7,355
Interest expense	7,776	1,366	2,620
Other charges, net	(883)	6,464	4,299
Dividends from non-consolidated affiliate	553	122	0
(Increase) decrease in working capital*	(19,919)	67,608	(41,790)
(Increase) in long-term assets and liabilities	(14,334)	(11,029)	(5,293)

Net cash provided by operating activities	248,636	170,329	144,922
Cash flow from investing activities:
Capital expenditures	(71,954)	(56,220)	(86,049)
(Investment in and loan to) repayment from non-consolidated affiliate	(136,467)	(6,000)	6,000
(Payments) proceeds from derivative instruments	(1,731)	984	(1,109)
Net change in restricted cash	96	819	491
Cash paid for acquisitions net of cash acquired of $8,240	0	0	(241,204)
Other	198	307	319

Net cash used in investing activities	(209,858)	(60,110)	(321,552)
Cash flow from financing activities:
Short-term debt borrowings (reductions), net	9,699	(8,128)	(850)
Revolving Facility borrowings	180,000	124,715	165,000
Revolving Facility reductions	(150,000)	(155,231)	(35,000)
Proceeds from long-term debt	0	1,837	0
Principal payments on long-term debt	(179,674)	(20,041)	(56)
Supply chain financing	30,115	(15,711)	10,555
Proceeds from exercise of stock options	37,162	651	3,901
Purchase of treasury shares	(21,216)	0	(1,431)
Excess tax benefit from stock-based compensation	14,327	124	1,864
Long-term financing obligations	(628)	(1,091)	(1,148)
Revolver facility refinancing cost	0	0	(4,595)

Net cash (used in) provided by financing activities	(80,215)	(72,875)	138,240
Net (decrease) increase in cash and cash equivalents	(41,437)	37,344	(38,390)
Effect of exchange rate changes on cash and cash equivalents	(1,640)	1,173	1,305
Cash and cash equivalents at beginning of period	54,741	11,664	50,181

Cash and cash equivalents at end of period	$11,664 $	50,181	$13,096

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	For the year ended December 31,
	2008	2009	2010
Supplemental disclosures of cash flow information:
Net cash paid during the periods for:
Interest	$18,693	$5,413	$2,294
Income taxes	39,880	32,707	31,385
Non-cash operating, investing and financing activities:
Common stock issued to savings and pension plan trusts	2,680	2,393	2,572
* Net change in working capital due to the following components:
(Increase) decrease in current assets:
Accounts and notes receivable, net	$(25,530)	$58,210	$(39,780)
Effect of factoring of accounts receivable	24,299	(24,268)	(1,115)
Inventories	(29,278)	69,630	(13,641)
Prepaid expenses and other current assets	252	904	(1,719)
Restructuring payments	(922)	(35)	(809)
Increase (decrease) in accounts payables and accruals	19,940	(35,908)	15,029
(Decrease) increase in interest payable	(8,680)	(925)	245

(Increase) decrease in working capital	$(19,919)	$67,608	$(41,790)

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Common Stock Held in Employee Benefit & Compensation Trust	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
Balance at January 1, 2008	105,169,507	$1,052	$1,025,965	$(278,316)	$(518,267)	$(85,197)	$(6,835)	$138,402
Comprehensive income (loss):
Net income	0	0	0	0	200,515	0	0	200,515	$200,515
Other comprehensive income:
Pension and post-retirement adjustments, net of tax of $929	0	0	0	(20,216)	0	0	0	(20,216)	(20,216)
Unrealized losses on securities	0	0	0	(1,908)	0	0	0	(1,908)	(1,908)
Foreign currency translation adjustments	0	0	0	(55,520)	0	0	0	(55,520)	(55,520)
Total comprehensive income									$122,871
Treasury stock	0				0	(27,263)		(27,263)
Derecognition of Debentures	13,559,604	136	205,851					205,987
Stock-based compensation	522,623	5	4,903	0	0	(51)	0	4,857
Stock held in employee benefit and compensation trusts	0	0	0	0	0	0	6,041	6,041
Common stock issued to savings and pension plan trusts	202,291	2	2,678	0	0	0	0	2,680
Sale of common stock under stock options	3,180,829	31	50,984	0	0	0	0	51,015
Balance at December 31, 2008	122,634,854	$1,226	$1,290,381	$(355,960)	$(317,752)	$(112,511)	$(794)	$504,590

Comprehensive income (loss):
Net income	0	0	0	0	12,550	0	0	12,550	$12,550
Other comprehensive income:
Pension and post-retirement adjustments, net of tax of $80	0	0	0	1,922	0	0	0	1,922	1,922
Unrealized losses on securities, net of tax of $319	0	0	0	1,116	0	0	0	1,116	1,116
Foreign currency translation adjustments	0	0	0	47,278	0	0	0	47,278	47,278
Total comprehensive income									$62,866
Treasury stock	0	0	0	0	0	0	0	0
Stock-based compensation	464,205	4	2,904	0	0	0	0	2,908
Shares issued in lieu of cash for incentive compensation	592,536	6	3,644	0	0	0	0	3,650
Common stock issued to savings and pension plan trusts	275,804	3	2,471	0	0	0	(81)	2,393
Sale of common stock under stock options	60,000	1	651	0	0	0	0	652
Balance at December 31, 2009	124,027,399	$1,240	$1,300,051	$(305,644)	$(305,202)	$(112,511)	$(875)	$577,059

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

(Dollars in thousands, except share data)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Common Stock Held in Employee Benefit & Compensation Trust	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
Comprehensive income (loss):
Net income	0	0	0	0	175,068	0	0	175,068	$175,068
Other comprehensive income:
Pension and post-retirement adjustments, net of tax of $325	0	0	0	880	0	0	0	880	880
Unrealized losses on securities, net of tax of $292	0	0	0	1,065	0	0	0	1,065	1,065
Foreign currency translation adjustments	0	0	0	(5,866)	0	0	0	(5,866)	(5,866)
Total comprehensive income									$171,147
Treasury stock	0	0	0	0	0	0	0	0
Stock-based compensation	407,983	4	9,199	0	0	(1,431)	0	7,772
Shares issued in lieu of cash for incentive compensation	0	0	0	0	0	0	0	0
Common stock issued to savings and pension plan trusts	180,767	2	2,678	0	0	0	(108)	2,572
Sale of common stock under stock options	447,080	5	3,892	0	0	0	0	3,897
Shares issued in connection to our acquisition of Seadrift and C/G	23,999,968	240	467,039	0	0	0	0	467,279
Balance at December 31, 2010	149,063,197	$1,491	$1,782,859	$(309,565)	$(130,134)	$(113,942)	$(983)	$1,229,726

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise noted)

(1) Business and Summary of Significant Accounting Policies

Discussion of Business and Structure

GrafTech International Ltd. is one of the world’s largest manufacturers and providers of high quality synthetic and natural graphite and carbon based products. References herein to “GTI,” “we,” “our,” or “us” refer collectively to GrafTech International Ltd. and its subsidiaries. We have five major product categories: graphite electrodes, refractory products, needle coke products, advanced graphite materials and natural graphite, which are reported in the following segments:

•	Industrial Materials includes graphite electrodes, refractory products and related services and needle coke products, and primarily serves the steel industry.

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

Cash Equivalents

We consider all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of certificates of deposit, money market funds and commercial paper. Restricted cash includes the balance of the escrow account to be returned upon completion of certain environmental remediation activities related to the sale of our Caserta, Italy facility in 2007.

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

Earnings per Share

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

Capitalized Bank Fees

We capitalize bank fees upon the incurrence of debt. At December 31, 2009 and December 31, 2010, capitalized bank fees amounted to $1.0 million and $3.6 million, respectively. We amortize such amounts over the life of the respective debt instrument using the effective interest method. The estimated life may be adjusted upon the occurrence of a triggering event. Amortization of capitalized bank fees amounted to $7.9 million in 2008, $1.6 million in 2009, and $1.8 million in 2010, respectively and is included in interest expense. Interest expense for 2008 and 2009, includes accelerated amortization of capitalized bank fees related to the Senior Notes redeemed in each of those years.

Derivative Financial Instruments

We do not use derivative financial instruments for trading purposes. They are used to manage well-defined commercial risks associated with energy contracts and currency exchange rate risks.

Foreign Currency Derivatives

We enter into foreign currency derivatives from time to time to manage exposure to changes in currency exchange rates. These instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, relating to non-dollar denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. Forward exchange contracts and purchased currency options are carried at fair value. These contracts are treated as hedges to the extent they are effective. Changes in fair values related to these contracts are recognized in other comprehensive income in the Consolidated Balance Sheets until settlement. At the time of settlement, realized gains and losses are recognized as part of cost of goods sold on the Consolidated Statements of Income.

Commodity Derivative Contracts

We periodically enter into derivative contracts for natural gas and certain refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. All commodity contracts are carried at fair value and are treated as hedges to the extent they are effective. Changes in their fair values are included in other comprehensive income in the Consolidated Balance Sheets until settlement. At the time of settlement of these hedge contracts, realized gains and losses are recognized as part of cost of goods sold on the Consolidated Statements of Income.

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

Stock-Based Compensation Plans

We have various plans that provide for the granting of stock-based compensation to employees and, in certain instances, to non-employee directors, which are described more fully in Note 13, “Management Compensation and Incentive Plans.” Shares are issued upon option exercise from authorized, unissued shares.

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

Postretirement Benefits

Postretirement benefits and benefits under the non-qualified retirement plan have been accrued, but not funded. The estimated cost of future postretirement life insurance benefits is determined by the Company with assistance from independent actuarial firms using the “projected unit credit” actuarial cost method. Such costs are recognized as employees render the service necessary to earn the postretirement benefits. Benefits have been accrued, but not funded. We record our balance sheet position based on the funded status of the plan. Additional information with respect to benefits plans is set forth in Note 12, “Retirement Plans and Postretirement Benefits.”

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

Environmental considerations are part of all significant capital expenditure decisions. Environmental remediation, compliance and management expenses were approximately $17.3 million in 2008, $9.2 million in 2009, and $12.5 million in 2010. The accrued liability relating to environmental remediation was $9.1 million at December 31, 2009 and $10.8 million at December 31, 2010. A charge to income is recorded when it is probable that a liability has been incurred and the cost can be reasonably estimated. When payments are fixed or determinable, the liability is discounted using a rate at which the payments could be effectively settled.

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

For our Mexican and Russian subsidiaries whose functional currency is the U.S. dollar, we remeasure non-monetary balance sheet accounts and the related income statement accounts at historical exchange rates. Resulting gains and losses arising from the fluctuations in currency for monetary accounts are recognized in other (income) expense, net, in the Consolidated Statements of Income. Gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred.

We have non-dollar denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. Certain of these loans had been deemed to be essentially permanent prior to settlement and, as a result, remeasurement gains and losses on these loans were recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of the Consolidated Balance Sheets. The remaining loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency (gains/losses) in other (income) expense, net, on the Consolidated Statements of Income.

Software Development Costs

In connection with our development and implementation of global enterprise resource planning systems with advanced manufacturing, planning and scheduling software, we capitalize certain computer software costs after technological feasibility is established. These capitalized costs are amortized utilizing the straight-line method over the economic lives of the related products. Total costs capitalized as of December 31, 2009 and 2010 amounted to $14.7 million and $15.6 million, respectively. Amortization expense was $1.6 million for 2008, 2009 and 2010.

Restructuring

We recognize an accrual for costs associated with exit or disposal activities when the liability is incurred.

Goodwill and Other Intangible Assets

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. We do not recognize deferred income taxes for the difference between the assigned value and the tax basis related to nondeductible goodwill. Goodwill is not amortized; however, impairment testing is performed annually or more frequently if circumstances indicate that impairment may have occurred. We perform the goodwill impairment test annually at December 31. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the fair value of goodwill is less than the carrying amount of goodwill, an impairment is recognized.

Other amortizable intangible assets, which consist primarily of patents, trademarks and trade names, customer-related intangibles, and technological know-how, are amortized over their estimated useful lives using the straight line or sum-of-the-years digits method. The estimated useful lives for each major category of amortizable intangible assets are:

Years
Patents	20
Trade name	5-10
Technology and know-how	5-9
Customer – related intangible	11-14

Additional information about goodwill and other intangible is set forth in Note 5 “Goodwill and Other Intangible Assets.”

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses. Significant estimates and assumptions are used for, but are not limited to, pension and other post-retirement benefits, allowance for doubtful accounts, accruals and valuation allowances, asset impairment, and environmental-related accruals. Actual results could differ from our estimates.

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

Recently Issued Accounting Standards

Accounting guidance issued by various standard setting and governmental authorities that have not yet become effective with respect to our Consolidated Financial Statements are described below, together with our assessment of the potential impact they may have on our results of operation and financial position.

Fair Value Measurements and Disclosure

In January 2010, the FASB issued new guidance regarding disclosures about fair value measurements. The guidance requires new disclosures related to activity in Level 3 fair value measurements. This guidance requires purchases, sales, issuances, and settlements to be presented separately in the roll forward of activity in Level 3 fair value measurements (see Note 7 “Fair Value Measurements and Derivative Instruments”).

We are required to adopt this guidance for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently assessing its impact on our Consolidated Financial Statements.

Revenue Recognition

In October 2009, the FASB issued new guidance regarding revenue arrangements with multiple deliverables. This new guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by the company or by other vendors. This new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010; however, early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. Retrospective application to prior years is permitted, but not required. We are evaluating the potential impact on our Consolidated Financial Statements.

(2) Acquisitions

On November 30, 2010, we acquired from the equity holders of Seadrift Coke L.P. (“Seadrift”) 81.1% of the equity interests of Seadrift that we did not already own and from the equity holders of C/G Electrodes LLC (“C/G”) 100% of the equity interests of C/G. Because Seadrift and C/G meet the SEC definition of common control, we have treated the transactions as the acquisition of one business and are referred to collectively as the “Acquisitions.” Seadrift and C/G are included in our Consolidated Financial Statements beginning as of December 1, 2010.

Seadrift is one of the largest producers of petroleum-based needle coke in the world and owns the world’s only known stand-alone petroleum-based needle coke plant. Needle coke is the key raw material used to make graphite electrodes, including premium UHP graphite electrodes, which are critical consumables in electric arc furnace (“EAF”) steel production. The acquisition of Seadrift helps to assure us of a stable supply for a majority of the primary raw material in the production of graphite electrodes and should allow us to reduce the relative cost of a significant portion of our supply of needle coke.

C/G is a U.S.-based producer of large diameter premium UHP graphite electrodes used in the EAF steel making process. C/G also sells various other graphite-related products, including specialty graphite blocks, granular graphite and partially processed electrodes. The acquisition of C/G provides us with a large diameter graphite electrode manufacturing facility in the U.S. which will allow us to respond to customer orders more quickly and reduce freight cost and transit time for North American shipments.

Consideration transferred: The consideration paid to the equity holders of Seadrift consisted of $90.0 million in cash (including working capital adjustments), approximately 12 million shares of GTI common stock and $100 million in aggregate face amount Senior Subordinated Notes of GTI due 2015. The consideration paid to the equity holders of C/G consisted of $159.5 million in cash (including working capital adjustments), approximately 12 million shares of GTI common stock and $100 million in aggregate face amount of Senior Subordinated Notes of GTI due in 2015.

The computation of the fair value of the total consideration at the date of acquisition follows (in thousands, except share price):

GTI common shares issued	24,000
Price per share of GTI common stock	$19.47

Fair value of consideration attributable to common stock	$467,280
Fair value of Senior Subordinated Notes	142,597
Cash	249,444

Total consideration paid to equity holders	859,321
Fair value of our previously held 18.9% equity interest in Seadrift	77,342

Total consideration	$936,663

The volume weighted average price of a share of GTI common stock on November 30, 2010 was used to determine the fair value of the stock issued as consideration in connection with the Acquisitions. The fair value of the non-interest bearing senior subordinated notes was determined using an interest rate of 7%.

Recording of assets acquired and liabilities assumed: The Acquisitions are accounted for using the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations (“ASC 805”). Under the acquisition method the identifiable assets acquired and the liabilities assumed are assigned a new basis of accounting reflecting their estimated fair values. The information included herein has been prepared based on the preliminary allocation of purchase price using estimates of the fair values and useful lives of assets acquired and liabilities assumed based on best available information determined with the assistance of independent valuations, quoted market prices and management estimates. The purchase price allocations are subject to further adjustment until all pertinent information regarding the property, plant and equipment, intangible assets, other long-term assets, goodwill, long-term debt, other long-term liabilities, and deferred income tax liabilities are fully evaluated by us and independent valuations are complete.

The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash	$8,240
Accounts receivable	23,079
Inventories	82,665
Property, plant and equipment	280,710
Intangible assets	158,200
Other assets	988
Accounts payable	14,130
Other accrued liabilities	6,830
Debt obligations	1,197
Other long-term liabilities	1,000
Deferred tax liability	83,306

Net identifiable assets acquired	447,419
Goodwill	489,244

Net assets acquired	$936,663

Intangible assets: The following table is a summary of the fair values of the identifiable intangible assets and their estimated useful lives (dollars in thousands):

	Fair Value	Weighted Average Amortization Period
Customer relationships	$107,500	13.4 years
Technology and know-how	42,800	8.1 years
Tradenames	7,900	7.7 years

Total intangible assets	$158,200	11.6 years

Goodwill: Goodwill of approximately $489.2 million was recognized for the Acquisitions and is calculated as the excess of the consideration transferred over the net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Acquisitions includes:

•	the expected synergies and other benefits that we believe will result from combining the operations of Seadrift and C/G with the operations of GrafTech;

•	any intangible assets that do not qualify for separate recognition such as the assembled workforce; and

•

the value of the going-concern element of Seadrift’s and C/G’s existing businesses (the higher rate of return on the assembled collection of net assets versus acquiring all of the net assets separately).

We have assigned the goodwill to our Industrial Materials segment. Approximately $168.2 million of the goodwill is deductible for federal income tax purposes.

Debt: We repaid $80.6 million of debt and interest rate swaps and assumed an additional $1.2 million of debt. The recorded amount of the debt assumed approximated its fair value. The following is a summary of the third-party debt assumed and not repaid in connection with the close of the Acquisitions (dollars in thousands):

Pennsylvania Industrial Development Authority mortgage note due 2018, interest rate of 3%	$1,020
Secured promissory note due 2014, interest rate of 6.25%	177

Total debt assumed	$1,197

Acquisition-related costs: Acquisition-related costs (i.e., advisory, legal, valuation, other professional fees, etc.) are not included as a component of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. Total acquisition-related costs incurred by us approximated $15.2 million and are recorded as selling and administrative expenses in our consolidated operations.

Pro-forma impact of the Acquisitions: The unaudited pro-forma results presented below include the effects of the Acquisitions as if they had been consummated as of January 1, 2009. The pro forma results include the amortization associated with the acquired intangible assets and interest expense associated with debt used to fund the Acquisitions, as well as fair value adjustments for property, plant and equipment and the elimination of related party transactions. To better reflect the combined operating results, material non-recurring charges directly attributable to the Acquisitions have been excluded. In addition, the pro forma results do not include any anticipated synergies or other expected benefits of the Acquisitions. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the Acquisitions been consummated as of January 1, 2009 (dollars in thousands, except per share):

	Year Ended December 31,
	2009	2010
Revenue	$802,770	$1,228,935
Net income	58,158	141,909

Material non-recurring pro forma adjustments directly attributable to the Acquisitions include: reversal of LIFO impact, $1.9 million expense in 2009 and $21.0 million benefit in 2010; reversal of equity in (income) losses of non-consolidated affiliate, $55.5 million expense in 2009 and $14.5 million income in 2010; and $25.9 million of transaction expenses in 2010.

Previously held 18.9% equity interest in Seadrift: On June 30, 2008, we acquired 100% of Falcon-Seadrift Holding Corp., now named GrafTech Seadrift Holding Corp. (“GTSD”), which held approximately 18.9% of the equity interests in Seadrift. The substance of the transaction was the acquisition of an asset, the limited partnership units, rather than a business combination. Because the amount we paid for the limited partnerships interests exceeded their tax basis accounting guidance required us to recognize a deferred tax liability for this difference and increase our purchase price. We also had a deferred tax asset valuation allowance at the time we acquired the limited partnership units. Accounting guidance required us to reduce the valuation allowance and decrease the purchase price because the deferred tax liability recorded for the purchase was expected to reverse during the same period that our deferred tax assets were expected to reverse.

We accounted for our investment in Seadrift using the equity method of accounting because we had the ability to exercise significant influence, but not exercise control. In 2008 and 2009 we determined that the fair value of our investment was less than our carrying amount and that the losses in value were other than temporary. We recorded non-cash impairments in both 2008 and 2009 to recognize these other than temporary losses in value.

The following table summarizes the carrying amount (book value) of our investment in Seadrift from the date we acquired our 18.9% equity interest to November 30, 2010, the date we acquired the remaining 81.1% equity interests (dollars in thousands):

	As of and for the Period Ended
	December 31,		November 30, 2010
	2008	2009
Balance at beginning of period		$118,925	$63,315
Initial investment, including tax effect	$155,734
Equity in earnings (losses)	(1,714)	(2,658)	4,941
Write-down of investment to its fair value, including tax effect	(34,542)	(52,830)
Distributions	(553)	(122)	(473)
Gain from remeasuring book value to acquisition date fair value			9,559

Balance at end of period	$118,925	$63,315	$77,342

ASC 805 required us remeasure the book value of our previously held 18.9% equity interest in Seadrift at November 30, 2010 to its fair value and recognize the resulting gain in our 2010 earnings.

Loan to Seadrift: In late June 2009 and July 2009, Seadrift entered into agreements to borrow up to $17.0 million from certain of its shareholders, which included up to $8.5 million from us. In early July the shareholder group loaned Seadrift $12.0 million which included $6.0 million from us. Each loan was evidenced by a demand note with an interest rate of 10%.

We recorded our $6.0 million loan at its face amount, which reasonably approximated its present value. Seadrift repaid the total borrowing of $12.0 million on March 31, 2010.

(3) Segment Reporting

We operate in two reportable segments: Industrial Materials and Engineered Solutions.

Industrial Materials. Our industrial materials segment manufactures and delivers high quality graphite electrodes, refractory products and needle coke products. Electrodes are key components of the conductive power systems used to produce steel and other non-ferrous metals. Refractory products are used in blast furnaces and submerged arc furnaces due to their high thermal conductivity and the ease with which they can be machined to large or complex shapes. Needle coke, a crystalline form of carbon derived from decant oil, is the key ingredient in, and is used primarily in, the production of graphite electrodes.

Engineered Solutions. Engineered solutions include advanced graphite materials products for the transportation, solar, and oil and gas exploration industries, as well as natural graphite products enabling thermal management solutions for the electronics industry and fuel cell solutions for the transportation and power generation industries.

We continue to evaluate the performance of our segments based on segment operating income. Intersegment sales and transfers are not material and the accounting policies of the reportable segments are the same as those for our Consolidated Financial Statements as a whole. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales.

The following tables summarize financial information concerning our reportable segments:

	For the year Ended December 31,
	2008	2009	2010
	(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$1,008,778	$538,126	$833,892
Engineered Solutions	181,460	120,918	173,101

Total net sales	$1,190,238	$659,044	$1,006,993

Segment operating income:
Industrial Materials	$287,466	$88,818	$140,997
Engineered Solutions	41,227	9,794	18,185

Total segment operating income	328,693	98,612	159,182

Reconciliation of segment operating income to income from continuing operations before provision for income taxes
Equity in losses (earnings) of, write-down of investment in and gain recorded on acquisition of non-consolidated affiliate	36,256	55,488	(14,500)
Other expense (income), net	11,578	1,868	(4,768)
Interest expense	19,350	5,609	5,076
Interest income	(1,137)	(1,047)	(1,333)

Income before provision for income taxes	$262,646	$36,694	$174,707

Assets are managed based on geographic location because certain reportable segments share certain facilities. Assets by reportable segment are estimated based on the value of long-lived assets at each location and the sales mix to third party customers at that location.

	At December 31,
	2009	2010
	(Dollars in thousands)
Long-lived assets (a):
Industrial Materials.	$305,408	$622,800
Engineered Solutions	66,583	69,674

Total long-lived assets	$371,991	$692,474

The following tables summarize information as to our operations in different geographic areas.

	For the year Ended December 31,
	2008	2009	2010
	(Dollars in thousands)
Net sales:
U.S	$203,409	$118,883	$203,438
Americas	205,744	113,380	177,396
Asia Pacific	205,236	126,012	193,061
Europe, Middle East, Africa	575,849	300,769	433,098

Total	$1,190,238	$659,044	$1,006,993

	At December 31,
	2009	2010
	(Dollars in thousands)
Long-lived assets (a):
U.S and Canada	$85,949	$387,468
Mexico	69,513	71,408
Brazil	50,064	56,913
France	55,595	52,675
Spain	74,122	77,598
South Africa	29,328	35,401
Switzerland	526	4,509
Other countries	6,894	6,502

Total	$371,991	$692,474

(a)	Long-lived assets represent fixed assets, net of accumulated depreciation.

(4) Supply Chain Financing

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

We record the inventory once title and risk of loss transfers from the supplier to the financing party. We record our liability to the financing party as an accrued liability. Our purchases of inventory under this arrangement were $37.1 million in 2009 and $186.7 million in 2010. We recognized Mark-Up of $0.5 million in 2009 and $1.5 million in 2010 as interest expense.

The underlying supply agreements have been terminated and we have executed replacement supply agreements when we expect to add to the supply chain financing arrangement.

(5) Goodwill and Other Intangible Assets

The Company is required to review goodwill and indefinite-lived intangible assets annually for impairment. Goodwill impairment is tested at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The Company completed its annual impairment review of goodwill as of December 31, 2010 and noted no impairment. The fair value used in the analysis was estimated using a market approach, which contains significant unobservable inputs, based on earnings before interest and taxes and cash flow multiples. The Company has been consistent with its method of estimating fair value when an indication of fair value from a buyer or similar specific transaction is not available.

The Seadrift and C/G acquisitions resulted in goodwill of $489.2 million. None of the goodwill associated with these transactions will be deductible for income tax purposes. See Note 2, “Acquisitions” for further discussion of these acquisitions. The changes in the Company’s carrying value of goodwill during the years ended December 31, 2009 and 2010 are as follows:

Total
(Dollars in Thousands)
Balance as of December 31, 2008	$7,166
Translation effect	1,871

Balance as of December 31, 2009	9,037

Translation effect	957
Business Acquisitions	489,244

Balance as of December 31, 2010	$499,238

The following table summarizes intangible assets with determinable useful lives by major category as of December 31, 2009 and 2010:

	2009			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)			(Dollars in Thousands)
Patents	$3,520	$(944)	$2,576	$3,520	$(1,168)	$2,352
Trade name	$0	$0	$0	7,900	(124)	7,776
Technology and know-how	$0	$0	$0	42,800	(497)	42,303
Customer –related intangible	$0	$0	$0	107,500	(1,258)	106,242

Total finite-lived intangible assets	$3,520	$(944)	$2,576	$161,720	$(3,047)	$158,673

Amortization expense of intangible assets was $0.2 million in each of the twelve months periods ended December 31, 2008 and 2009 and $2.1 million in the twelve month period ended 2010. Estimated annual amortization expense for the next five years will approximate $22.6 million in 2011, $21.3 million in 2012, $19.9 million in 2013, $18.6 million in 2014 and $17.0 million in 2015.

(6) Long-Term Debt and Liquidity

The following table presents our long-term debt:

	At December 31,
	2009	2010
	(Dollars in thousands)
Revolving Facility	$0	$130,000
Senior Subordinated Notes	0	143,404
Other debt	1,467	2,395

Total	$1,467	$275,799

Revolving Facility

On April 28, 2010, we successfully completed the refinancing of our principal revolving credit facility (“Revolving Facility”) that was due to expire on July 15, 2010. Borrowers under the Revolving Facility are GrafTech Finance Inc. (“GrafTech Finance”) and GrafTech Switzerland S.A. (“Swissco”), both wholly-owned subsidiaries.

As amended and restated, the credit agreement provides for, among other things, an extension until April 29, 2013 of the maturity of our Revolving Facility in the initial amount of $260 million, additional flexibility for investments and acquisitions and, subject to certain conditions, an “accordion feature” that permits GrafTech Finance and Swissco to establish additional credit facilities thereunder in an aggregate amount, together with our Revolving Facility, of up to $390 million. At December 31, 2010, we had outstanding borrowings drawn from the facility of $130.0 million, and $126.6 million was available (after consideration of outstanding letters of credit of $3.4 million).

The interest rate applicable to the Revolving Facility is, at GrafTech’s option, either LIBOR plus a margin ranging from 2.50% to 3.50% (depending on our total net leverage ratio and/or senior unsecured rating) or, in the case of dollar denominated loans, the alternate base rate plus a margin ranging from 1.50% to 2.50% (depending upon such ratio or rating). The alternate base rate is the highest of (i) the prime rate announced by JP Morgan Chase Bank, N.A., (ii) the federal fund effective rate plus 0.50% and (iii) the London interbank offering rate (as adjusted) for a one-month period plus 1.00%. GrafTech Finance and Swissco pay a per annum fee ranging from 0.375% to 0.750% (depending on such ratio or rating) on the undrawn portion of the commitments under the Revolving Facility.

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

In addition to the failure to pay principal, interest and fees when due, events of default under the Revolving Facility include: failure to comply with applicable covenants; failure to pay when due, or other defaults permitting acceleration of, other indebtedness exceeding $17.5 million or, to the extent effected with lenders under the Revolving Facility, cash management arrangements or interest rate, exchange rate or commodity price derivatives; failure to comply with guarantee and collateral requirements; judgment defaults in excess of $17.5 million to the extent not covered by insurance; certain events of bankruptcy; and certain changes in control. At December 31, 2010, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable.

Senior Subordinated Notes

On November 30, 2010, in connection with the Acquisitions, we issued two Senior Subordinated Notes for an aggregate total face amount of $200 million. These Senior Subordinated Notes are non-interest bearing and mature in 2015, see Note 2, “Acquisitions”. Because the promissory notes are non-interest bearing, we were required to record them at their present value (determined using an interest rate of 7%). The difference between the face amount of the promissory notes and their present value is recorded as debt discount. The debt discount will be amortized to income using the interest method, over the life of the promissory notes. The loan balance, net of unamortized discount, was $143.4 million at December 31, 2010.

Other Debt

On September 30, 2009, our Spanish subsidiary received a $1.8 million economic stimulus loan from the Ministry of Industry, Government of Spain. The loan is non-interest bearing and matures in October 2024. Repayment in 10 annual installments commences in October 2015. Because the loan is non-interest bearing, we were required to record the loan at its present value (determined using an interest rate of 4.33%). The difference between the proceeds received and the present value of debt is recorded as debt discount and deferred expense. The discount is amortized to income using the interest method; the deferred charge is amortized to income using the same basis and over the same period as the capital projects are depreciated. The loan balance, net of unamortized discount, was $1.1 million at December 31, 2010.

Also included in other debt is a mortgage note due 2018, payable to the Pennsylvania Industrial Development Authority. The mortgage requires monthly payments of $12 thousand including interest at 3% and is collateralized by our St. Marys facility. The balance of this debt was $1.0 million December 31, 2010.

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

During 2007, we redeemed $235.0 million of the outstanding principal of the Senior Notes. In connection with the redemptions, we incurred a $13.0 million loss on the extinguishment of debt.

During 2008, we redeemed $180.0 million of the outstanding principal of the Senior Notes. In connection with the redemptions, we incurred a $6.8 million loss on the extinguishment of debt.

On September 28, 2009, we redeemed all of the remaining outstanding balance of the Senior Notes, $19.9 million, at 101.708% plus accrued interest. Total cash to redeem the remaining outstanding balance of the Senior Notes approximated $20.2 million. We incurred a $0.4 million loss on the extinguishment of the debt.

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

(7) Fair Value Measurements and Derivative Instruments

Fair Market Value Measurements

On January 1, 2008, we adopted guidance on accounting for fair value measurements, for assets and liabilities measured at fair value on a recurring basis and on January 1, 2009, for assets and liabilities measured at fair value on a nonrecurring basis. The guidance:

•

defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value,

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

Long-Term Debt – Fair value of long-term debt at December 31, 2009 and 2010, which was determined using Level 2 inputs approximated the book value of $1.4 million and $275.8 million, respectively.

Foreign currency derivatives – Foreign currency derivatives are carried at market value using Level 2 inputs. The outstanding contracts at December 31, 2009 and 2010 represented an unrealized loss of $0.1 million and an unrealized gain of $0.8 million, respectively.

Commodity derivative contracts – Commodity derivative contracts are carried at fair value. We determine the fair value using observable, quoted natural gas and refined oil product prices that are determined by active markets and therefore classify the commodity derivative contracts as Level 2. The outstanding commodity derivative contracts at December 31, 2009 and 2010 represented unrealized gains of $0.1 million and $0.6 million, respectively.

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

Foreign currency derivatives

We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures such as foreign currency denominated debt, sales, receivables, payables, and purchases. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. There was no ineffectiveness on these contracts during the twelve months ended December 31, 2010.

In 2009 and 2010, we entered into foreign forward currency derivatives as hedges of anticipated cash flows denominated in the Mexican peso, Brazilian real, euro and Japanese yen. These derivatives were entered into to protect the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates between the US dollar and the Mexican peso, Brazilian real, euro and Japanese yen. As of December 31, 2010, we had outstanding Mexican peso, Brazilian real, euro, and Japanese yen currency contracts, with aggregate notional amounts of $92.1 million. The foreign currency derivatives outstanding as of December 31, 2010 have several maturity dates ranging from March 2011 to December 2011.

Commodity derivative contracts

We periodically enter into derivative contracts for natural gas and certain refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. There was no ineffectiveness on these contracts during the twelve months ended December 31, 2010. As of December 31, 2010, we had outstanding derivative swap contracts for refined oil products and natural gas with aggregate notional amounts of $54.3 million and $3.0 million respectively. These contracts have maturity dates ranging from January 2011 to December 2011.

The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At December 31, 2009 and 2010, the fair values of our derivatives and their respective balance sheet locations are presented in the following table:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(Dollars in Thousands)
As of December 31, 2009
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$59	Other payables	$124
Commodity derivative contracts	Other current assets	125

Total fair value		$184		$124

As of December 31, 2010
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$1,226	Other payables	$390
Commodity derivative contracts	Other current assets	803	Other current liabilities	225

Total fair value		$2,029		$615

The location and amount of realized (gains) losses on derivatives are recognized in the Statement of Operations when the hedged item impacts earnings and are as follows for the years ended December 31, 2009 and 2010:

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Reclassified from Other Comprehensive Income	(Dollars in Thousands)
		2009	2010
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Cost of goods sold/ Other (income) expense / Revenue	$(3,480)	$179
Commodity derivative contracts	Cost of goods sold	2,460	721

Our foreign currency and commodity derivatives are treated as hedges under ASC 815, Derivatives and Hedging and are required to be measured at fair value on a recurring basis. With respect to the inputs used to determine the fair value, we use observable, quoted rates that are determined by active markets and, therefore, classify the contracts as “Level 2” in accordance with the definition in ASC 820, Fair Value Measurements and Disclosures.

(8) Interest Expense

The following table presents an analysis of interest expense:

	For the year Ended December 31,
	2008	2009	2010
	(Dollars in thousands)
Interest incurred on debt	$12,502	$3,571	$930
Amortization of discount on Senior Subordinated Notes	0	0	806
Amortization of debt issuance costs	1,902	1,363	1,761
Amortization of discount on Debentures	4,410	0	0
Supply Chain Financing mark-up	446	487	1,524
Interest incurred on other items	90	188	55

Total interest expense	$19,350	$5,609	$5,076

Interest rates

At December 31, 2010, the Revolving Facility had an effective interest rate of 2.81% and the Senior Subordinated Notes had an implied rate of 7%.

(9) Other (Income) Expense, Net

The following table presents an analysis of other (income) expense, net:

	For the year ended, December 31,
	2008	2009	2010
	(Dollars in thousands)
Loss on extinguishment of debt	$6,785	$390	$0
Gain on derecognition of Debentures	(4,060)	0	0
Debenture make-whole payment	9,034	0	0
Currency (gains)/losses	(2,240)	466	(6,235)
Bank and other financing fees	1,918	1,949	2,085
Discount on sale of accounts receivable	1,102	209	0
Gain on sale of assets	(52)	(1,159)	(444)
Other	(909)	13	(174)

Total other (income) expense, net	$11,578	$1,868	$(4,768)

We have had intercompany term loans between GrafTech Finance and some of our foreign subsidiaries. We had no such term loans at December 31, 2009 or 2010. At December 31, 2008, the aggregate principal amount of these term loans was $558.4 million. These loans were subject to remeasurement gains and losses due to changes in currency exchange rates. Certain of these loans had been deemed to be essentially permanent prior to settlement and, as a result, remeasurement gains and losses on these loans were recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of the Consolidated Balance Sheets. The remaining balance of these loans was deemed to be temporary and, as a result, remeasurement gains and losses on these loans were recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Income.

As part of our cash management, we also have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Income.

We had net total currency gains of $2.2 million in 2008, a net currency loss of $0.5 million in 2009, and a net total currency gain of $6.2 million in 2010, mainly due to the remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities.

During the second quarter of 2007, we sold land and certain assets related to our former graphite electrode manufacturing facility in Caserta, Italy. Approximately $1.5 million of the purchase price was placed in escrow as security for the completion of certain activities related to remediation and landfill closure at this facility, which is included in restricted cash in the Consolidated Balance Sheets as of December 31, 2009 and 2010. The sale agreement provides that, upon completion of certain milestones in the remediation and landfill closure activities, portions of the escrowed amounts shall be paid to us. We recognize returns of funds held in escrow as other income when received. In the fourth quarter 2009, approximately $1.0 million of the funds held in escrow were released to us and we recognized income and reduced restricted cash. The funds released in the fourth quarter of 2010 were approximately $0.3 million.

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

(10) Supplementary Balance Sheet Detail

The following tables present supplementary balance sheet details:

	At December 31,
	2009	2010
	(Dollars in thousands)
Accounts and notes receivable, net:
Trade	$105,130	$168,323
Other	16,910	15,324

	122,040	183,647
Allowance for doubtful accounts	(4,545)	(3,892)

	$117,495	$179,755

Inventories:
Raw materials and supplies	$89,855	$118,691
Work in process	106,606	160,368
Finished goods	51,568	64,075

	248,029	343,134
Reserves	(2,518)	(2,716)

	$245,511	$340,418

Property, plant and equipment:
Land and improvements	$26,316	$33,484
Buildings	137,399	167,949
Machinery and equipment and other	785,191	1,053,197
Construction in progress	33,267	73,374

	$982,173	$1,328,004

Other accrued liabilities:
Accrued vendors payable	$31,628	$38,802
Supply chain financing	14,404	24,959
Payrolls (including incentive programs)	23,298	20,050
Customer prepayments	14,766	12,347
Employee compensation and benefits	10,907	11,211
Other	11,308	13,170

	$106,311	$120,539

Other long term obligations:
Postretirement benefits	$29,845	$29,567
Pension and related benefits	51,678	60,158
Other	26,744	25,003

	$108,267	$114,728

The following table presents an analysis of the allowance for doubtful accounts:

	At December 31,
	2008	2009	2010
	(Dollars in thousands)
Balance at beginning of year	$2,971	$4,110	$4,545
Additions	2,748	4,436	1,004
Deductions	(1,609)	(4,001)	(1,657)

Balance at end of year	$4,110	$4,545	$3,892

Inventories

Accounting guidance requires that we allocate fixed production overheads to the costs of conversion based on normal capacity of the production facilities. It also requires that we recognize abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) as current period charges. Costs in excess of normal absorption at December 31, 2009 and 2010 were $5.2 million and $1.4 million, respectively. These unabsorbed costs were attributable to adjustments of fixed production overheads to the costs of conversion based on normal capacity versus actual levels, due to production levels being below normal capacity in 2010.

The following table presents an analysis of our inventory reserves:

	At December 31,
	2008	2009	2010
	(Dollars in thousands)
Balance at beginning of year	$1,468	$2,108	$2,518
Additions	2,675	3,286	2,844
Deductions	(2,035)	(2,876)	(2,646)

Balance at end of year	$2,108	$2,518	$2,716

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

In 2009, the Brazilian government announced special programs providing for reductions in the tax due, penalty, interest, and legal costs if we agreed to pay the reduced amount. In November 2009 we paid $3.9 million to settle the liability. Our Consolidated Statement of Operations includes a credit of $4.3 million for the derecognition of this liability. These reductions did not have an impact on our Consolidated Statement of Operations for the year ended December 31, 2010.

(11) Commitments

Lease commitments under non-cancelable operating leases extending for one year or more will require the following future payments:

(Dollars in thousands)
2011	$2,544
2012	2,027
2013	1,666
2014	321
2015	164
After 2015	0

Total lease and rental expenses under non-cancelable operating leases extending one year or more approximated $2.1 million in 2008, $2.5 million in 2009 and $2.6 million in 2010.

We were parties to long-term contracts with ConocoPhillips for the supply of petroleum coke. These supply agreements contained customary terms and conditions including annual price negotiations, dispute resolution and termination provisions, including, upon a termination, a three year supply arrangement with reducing volume commitments. During 2010, these termination provisions were exercised, and the contract was formally terminated as of December 31, 2010. Based on the provisions, we have negotiated the required three year supply arrangements, with quantities of needle coke which we believe are sufficient for our raw material requirements as forecasted and with pricing based on market prices. Based on the provisions of this arrangement, as well as other customary agreements with other suppliers, we are required to purchase $186.0 million during 2011, $160.6 million during 2012 and $124.3 million during 2013, based on current market prices.

We have supply agreements that require us to purchase $6.7 million of electricity from January 2011 through December 2012.

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

We paid CGI $1.4 million on December 29, 2009, which included: a $0.8 million payment for the aggregate commitment fee from the contract termination date through the contract expiration date; a $0.5 million early termination penalty; and $0.1 million for sales tax and cancelled projects net of an early payment discount. At December 31, 2009, the remaining aggregate commitment fee was $0.4 million and was included in other accrued liabilities current. It was fully repaid during 2010.

At December 31, 2010, we had outstanding letters of credit of $3.4 million under the Revolving Facility.

(12) Retirement Plans and Postretirement Benefits

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

We make quarterly contributions equal to 1% of each employee’s total eligible pay. We recorded expense of $0.6 million, $0.5 million and $0.5 million for contributions to this plan in 2008, 2009 and 2010, respectively. All such contributions were made using company stock.

Pension coverage for employees of foreign subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees, under insurance policies or by book reserves.

The components of our consolidated net pension costs are set forth in the following table.

	For the Year Ended December 31,
	2008		2009		2010
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Service cost	$371	$255	$372	$230	$400	$257
Interest cost	7,474	3,003	7,374	2,571	7,114	2,668
Expected return on assets	(8,713)	(2,924)	(8,112)	(2,381)	(7,543)	(2,166)
Amortizations	930	396	1,555	817	3,350	2,168
Settlement (gain) loss	0	167	0	(10)	0	48
Curtailment (gain) loss	0	0	0	(49)	0	0

	$62	$897	$1,189	$1,178	$3,321	$2,975

Amounts recognized in other comprehensive income:

	For the Year Ended December 31,
	2008		2009		2010
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Net (gain) loss	$39,273	$5,486	$(3,813)	$6,055	$6,464	$2,880
Prior service cost	0	0	0	361	0	0
Amortization of initial net asset	0	(6)	0	0	0	0
Amortization of prior service cost	0	(43)	0	(40)	0	(53)
Amortization of net loss	(930)	(347)	(1,554)	(777)	(3,350)	(2,163)
Effect of exchange rates	0	1,152	0	1,097	0	(527)

Total recognized in other comprehensive loss	$38,343	$6,242	$(5,367)	$6,696	$3,114	$137

Total recognized in pension costs and other comprehensive loss	$38,405	$7,139	$(4,178)	$7,874	$6,435	$3,112

We estimate that our 2011 pension cost will include amortization of $0.1 million of prior service cost and $7.2 million of net actuarial losses from stockholders’ equity.

The reconciliation of the beginning and ending balances of our pension plans’ benefit obligations, fair value of assets, and funded status at December 31, 2009 and 2010 are:

	At December 31,
	2009		2010
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Changes in Benefit Obligation:
Net benefit obligation at beginning of year	$123,285	$39,974	$127,310	$50,812
Service cost	372	230	400	257
Interest cost	7,374	2,571	7,114	2,668
Participant contributions	0	92	0	105
Plan amendments / curtailments	0	312	0	0
Foreign currency exchange changes	0	4,712	0	(1,730)
Actuarial (gain) loss	5,818	6,200	9,128	5,579
Settlement	0	(113)	0	(189)
Benefits paid	(9,539)	(3,166)	(9,261)	(2,627)

Net benefit obligation at end of year	$127,310	$50,812	$134,691	$54,875

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$74,860	$40,994	$83,634	$47,835
Actual return on plan assets	17,743	2,526	10,207	4,864
Foreign currency exchange rate changes	0	4,927	0	(1,511)
Employer contributions	570	2,575	1,316	297
Participant contributions	0	92	0	105
Settlement	0	(113)	0	(189)
Benefits paid	(9,539)	(3,166)	(9,261)	(2,627)

Fair value of plan assets at end of year	$83,634	$47,835	$85,896	$48,774

Funded status overfunded (underfunded):	$(43,676)	$(2,977)	$(48,795)	$(6,101)

Amounts recognized in accumulated other comprehensive loss:
Initial net asset (obligation)	$0	$0	$0	$0
Prior service credit	0	(402)	0	(321)
Net loss	(53,114)	(13,955)	(56,227)	(14,174)

Accumulated other comprehensive loss	$(53,114)	$(14,357)	$(56,227)	$(14,495)
Amounts recognized in the statement of financial position:
Non-current assets	$0	$309	$0	$49
Current liabilities	(560)	(33)	(559)	(8)
Non-current liabilities	(43,116)	(3,253)	(48,236)	(6,142)

Net amount recognized	$(43,676)	$(2,977)	$(48,795)	$(6,101)

The accumulated benefit obligation for all defined benefit pension plans was $177.3 million and $188.6 million at December 31, 2009 and 2010, respectively.

At December 31, 2009 and 2010, U.S. plan assets were comprised of cash and shares of diversified funds held with registered investment companies (Level 1), the fair value of which we determine using quoted prices in active markets. The fair asset values as of these U.S. plan assets as of December 31, 2010 are as follows:

At December 31, 2010
Equity securities	$59,493
Debt securities	25,684
Cash and cash equivalents	719

Total	$85,896

We are in the process of purchasing a bulk annuity policy for our U.K. pension plan in order to align the plan assets with our obligations, with the ultimate goal of settling the U.K. liability as soon as possible. As of December 31, 2010, we have purchased over approximately 91% of the total annuity policy that will be required to fully annuitize this liability. Premiums paid towards the annuity contract as of December 31, 2010, are revocable until we obtain full annuitization.

Following is a description of the valuation methodologies used for assets measured at fair value:

Diversified funds: Valued at the net asset value of the shares held at year end.

Debt securities issued by foreign governments: Valued at the net value of the debt instruments held at year end.

Fixed insurance contracts: Valued as the present value of guaranteed payment streams.

Investment contracts: Valued as the total cost of annuity contracts purchased, adjusted for timing differences between the date of purchase and December 31, 2010.

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

The following table sets forth by level, within the fair value hierarchy, the assets at fair value as of December 31, 2009 and 2010 for international plans (dollars in thousands):

Levels 1 and 2
		At December 31,
Asset Type:	Category	2009	2010
Cash and cash equivalents	Level 1	$2,285	$772
Debt securities issued by foreign governments	Level 2	1,077	1,165

Level 3
Asset Type:	December 31, 2009	Purchases	Gains	Distributions	December 31, 2010
Investment contracts	$42,954	$2,099	$2,509	$(2,468)	$45,094
Fixed insurance contracts	1,519	210	203	(189)	1,743

	$44,473	$2,309	$2,712	$(2,657)	$46,837

We annually re-evaluate assumptions and estimates used in projecting pension assets, liabilities and expenses. These assumptions and estimates may affect the carrying value of pension assets, liabilities and expenses in our Consolidated Financial Statements. Assumptions used to determine net pension costs and projected benefit obligations are:

	Pension Benefit Obligations At December 31,
	2009	2010
Weighted average assumptions to determine benefit obligations:
Discount rate	5.67%	4.98%
Rate of compensation increase	3.62%	3.02%

	Pension Benefit Costs At December 31,
	2009	2010
Weighted average assumptions to determine net cost:
Discount rate	6.23%	5.67%
Expected return on plan assets	7.12%	7.17%
Rate of compensation increase	2.74%	3.62%

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

The rate of compensation increase assumption is generally based on salary increases.

Plan Assets. The following table presents our retirement plan weighted average asset allocations at December 31, 2010, by asset category:

	Percentage of Plan Assets at December 31, 2010
	US	Foreign
Equity securities	70%	0%
Fixed Income	30%	100%

Total	100%	100%

Investment Policy and Strategy. The investment policy and strategy of the U.S. plan is to invest approximately 70% (60% large cap, 25% small- and mid-cap, 15% international) in equities and approximately 30% in short duration fixed income securities. The plan can be invested up to 80% in equities, including shares of our common stock. Rebalancing is undertaken monthly. To the extent we maintain plans in other countries, target asset allocation is 100% fixed income investments. For each plan, the investment policy is set within both asset return and local statutory requirements.

The following table presents our retirement plan weighted average target asset allocations at December 31, 2010, by asset category:

	Percentage of Plan Assets at December 31, 2010
	US	Foreign
Equity securities	70%	0%
Fixed Income	30%	100%

Total	100%	100%

Information for our pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2009 and 2010 follows:

	2009		2010
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Accumulated benefit obligation	$127,310	$2,621	$134,691	$51,213
Fair value of plan assets	83,634	0	85,896	45,866

Information for our pension plans with a projected benefit obligation in excess of plan assets at December 31, 2009 and 2010 follows:

	2009		2010
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Projected benefit obligation	$127,310	$3,286	$134,691	$53,181
Fair value of plan assets	83,634	0	85,896	47,031

Following is our projected future pension plan cash flow by year:

	U.S.	Foreign
	(Dollars in thousands)
Expected contributions in 2011:
Expected employer contributions	$3,940	$188
Expected employee contributions	0	0
Estimated future benefit payments reflecting expected future service for the years ending December 31:
2011	9,419	2,639
2012	9,495	3,062
2013	9,535	3,092
2014	9,401	3,947
2015	9,304	3,229
2016-2020	46,846	18,627

Postretirement Benefit Plans

We provide life insurance benefits for eligible retired employees. These benefits are provided through various insurance companies and health care providers. We accrue the estimated net postretirement benefit costs during the employees’ credited service periods.

In July 2002, we amended our U.S. postretirement medical coverage. In 2003 and 2004, we discontinued the Medicare Supplement Plan (for retirees 65 years or older or those eligible for Medicare benefits). This change applied to all U.S. active employees and retirees. In June 2003, we announced the termination of the existing early retiree medical plan for retirees under age 65, effective December 31, 2005. In addition, we limited the amount of retiree’s life insurance after December 31, 2004. These modifications are accounted for prospectively. The impact of these changes is being amortized over the average remaining period to full eligibility of the related postretirement benefits. These amortizations, along with other benefit costs, resulted in a $5.2 million net cost in 2008, a $4.9 million net cost in 2009 and a $3.7 million cost in 2010, reflected in the Consolidated Statements of Income.

During 2009, we amended one of our US plans to eliminate the life insurance benefit for certain non-pooled participants. As a result, we recorded a $0.6 million curtailment gain in 2009.

The components of our consolidated net postretirement costs are set forth in the following table.

	For the Year Ended December 31,
	2008		2009		2010
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Service cost	$26	$345	$10	$179	$0	$163
Interest cost	1,080	1,134	1,033	981	685	1,074
Amortization	2,581	14	3,474	(139)	1,888	(158)

Curtailment gain	0	0	(644)	0	0	0

	$3,687	$1,493	$3,873	$1,021	$2,573	$1,079

Amounts recognized in other comprehensive income are:

	For the Year Ended December 31,
	2008		2009		2010
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Net loss (gain)	$(1,827)	$(3,191)	$926	$127	$(3,164)	$1,051
Amortization of prior service cost	1,090	187	0	175	0	193
Amortization of initial net asset	0	0	0	0	0	0
Amortization of net loss	(3,671)	(201)	(2,831)	(36)	(1,888)	(35)
Effect of exchange rates	0	(4,020)	0	(2,465)	0	(93)

Total recognized in other comprehensive income	$(4,408)	$(7,225)	$(1,905)	$(2,199)	$(5,052)	$1,116

Total recognized in net post retirement cost (benefit) and other comprehensive income	$(721)	$(5,732)	$1,968	$(1,178)	$(2,479)	$2,195

We estimate that in 2011 our postretirement costs will include amortization of $0.2 million of prior service credit and $1.9 million of actuarial losses from stockholders’ equity.

The reconciliation of beginning and ending balances of benefit obligations under, fair value of assets of, and the funded status of, our postretirement plans is set forth in the following table:

	Postretirement Benefits at December 31,
	2009		2010
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Changes in Benefit Obligation:
Net benefit obligation at beginning of year	$17,470	$12,415	$17,493	$15,291
Service cost	10	179	0	163
Interest cost	1,033	981	685	1,074
Foreign currency exchange rates	0	2,616	0	1,275
Actuarial loss (gain)	1,676	127	(3,164)	1,051
Curtailment	(751)	0	0	0
Gross benefits paid	(1,945)	(1,027)	(539)	(1,081)

Net benefit obligation at end of year	$17,493	$15,291	$14,475	$17,773

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$0	$0	$0	$0
Employer contributions	1,945	1,027	539	1,081
Gross benefits paid	(1,945)	(1,027)	(539)	(1,081)

Fair value of plan assets at end of year	$0	$0	$0	$0

Funded status:	$(17,493)	$(15,291)	$(14,475)	$(17,773)

Amounts recognized in accumulated other comprehensive loss:
Initial net asset (obligations)	$0	0	$0	$0
Prior service credit	0	2,666	0	2,604
Net loss	(30,095)	(867)	(25,043)	(1,922)

Accumulated other comprehensive income (loss)	$(30,095)	1,799	$(25,043)	$682

Amounts recognized in the statement of financial position:
Current liabilities	$(2,013)	(1,065)	$(1,548)	$(1,145)
Non-current liabilities	(15,480)	(14,226)	(12,927)	(16,628)

Net amount recognized	$(17,493)	$(15,291)	$(14,475)	$(17,773)

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

	Postretirement Benefit Obligations At December 31,
	2009	2010
Weighted average assumptions to determine benefit obligations:
Discount rate	5.96%	5.52%
Health care cost trend on covered charges:
Initial	6.68%	6.68
Ultimate	5.61%	5.66
Years to ultimate	7	7

	Postretirement Benefit Costs At December 31,
	2009	2010
Weighted average assumptions to determine net cost:
Discount rate	6.76%	5.96%
Health care cost trend on covered charges:
Initial	6.74%	6.68%
Ultimate	5.59%	5.61%
Years to ultimate	8	1

Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement benefits. A one-percentage point change in assumed health care cost trend rates would have the following effects at December 31, 2010:

	One Percentage Point Increase		One Percentage Point Decrease
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Effect on total service cost and interest cost components	$10	$135	$(10)	$(110)
Effect on benefit obligations	$254	$1,284	$(238)	$(1,055)

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

The following table represents projected future postretirement cash flow by year:

	U.S.	Foreign
	(Dollars in thousands)
Expected contributions in 2011:
Expected employer contributions	$1,548	$1,157
Expected employee contributions	0	0
Estimated future benefit payments reflecting expected future service for the years ending December 31:
2011	1,548	1,157
2012	1,526	1,172
2013	1,499	1,178
2014	1,454	1,189
2015	1,379	1,194
2016-2020	5,450	6,217

Other Non-Qualified Benefit Plans

Since January 1, 1995, we have established various unfunded, non-qualified supplemental retirement and deferred compensation plans for certain eligible employees. We established benefits protection trusts (collectively, the “Trust”) to partially provide for the benefits of employees participating in these plans. At December 31, 2009 and December 31, 2010, the Trust had assets of approximately $3.1 million and $4.3 million, respectively, which are included in other assets on the Consolidated Balance Sheets. These assets include 76,259 shares of common stock that we contributed to the Trust. These shares, if later sold, could be used for partial funding of our future obligations under certain of our compensation and benefit plans. The shares held in Trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be sold or otherwise used for funding purposes.

Savings Plan

Our employee savings plan provides eligible employees the opportunity for long-term savings and investment. The plan allows employees to contribute up to 5% of pay as a basic contribution and an additional 45% of pay as supplemental contribution. For 2008, 2009 and 2010, we contributed on behalf of each participating employee, in units of a fund that invests entirely in our common stock, 100% on the first 3% contributed by the employee and 50% on the next 2% contributed by the employee. We contributed 188,527 shares in 2008, resulting in an expense of $2.7 million; 258,436 shares in 2009, resulting in an expense of $2.5 million; and 175,530 shares in 2010, resulting in an expense of $2.7 million.

(13) Management Compensation and Incentive Plans

Stock-Based Compensation

We have historically maintained several stock incentive plans. The plans permitted the granting of options, restricted stock and other awards. At December 31, 2010, the aggregate number of shares authorized under the plans since their initial adoption was 23,300,000.

Stock-Based Compensation

For the twelve months ended December 31, 2009 and 2010, we recognized $3.2 million and $7.4 million, respectively, in stock-based compensation expense. A majority of the expense, $3.1 million and $6.8 million, respectively, was recorded as selling and administrative in the Consolidated Statements of Income, with the remainder recorded as cost of sales and research and development. We expect our stock-based compensation expense to approximate $12.0 million in 2011.

As of December 31, 2010, the total compensation expense related to non-vested restricted stock and stock options not yet recognized was $19.2 million which will be recognized over the weighted average life of 1.73 years.

In December 2010, the 2010 Long-Term Incentive Plan (“2010 LTIP”) under our 2005 Equity Incentive Plan was approved. Under 2010 LTIP we granted 223,400 stock options with an exercise price of $19.89; 111,650 restricted share units; and up to 299,400 performance shares, which represent the right to receive shares contingent upon the achievement of one or more performance measures. The options vest as to one-third of the grant on each of the next three grant date anniversaries and expire ten years from the grant date.

The restricted share units vest as to one-third of the grant on each of the next three grant date anniversaries. Performance shares are earned based on our ranking of revenue and EBIT (earnings before interest and taxes) growth compared to a target peer group for a three year period beginning January 1, 2011. Compensation for performance shares can fluctuate based on our relative performance to the peer groups as well as how we perform to the targets. Performance shares earned will vest on March 31, 2014, provided the participant is still be employed by us on that date.

Accounting for Stock-Based Compensation

Restricted Stock and Performance Shares. Compensation expense for restricted stock and performance share awards is based on the closing price of our common stock on the date of grant, less our assumptions of dividend yield and expected forfeitures or cancellations of awards throughout the vesting period, which generally range between one and three years. The weighted average grant date fair value of restricted stock and performance shares was approximately $12.07 and $17.80 per share at December 31, 2009 and 2010, respectively.

Restricted stock and performance share awards activity under the plans for the year ended December 31, 2010, was:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2010	1,146,256	$12.07
Granted	632,349	17.80
Vested	(406,884)	8.45
Forfeited/canceled/expired	(33,668)	10.60

Outstanding at December 31, 2010	1,338,053	$15.91

During the year ended December 31, 2010, we granted 632,349 shares of restricted stock and performance shares to certain directors, officers and employees at prices ranging from $12.08 to $19.89. Of the total shares granted, 131,250 will vest over a three year period, with one-third of the shares vesting on the anniversary date of the grant in each of the next three years. The remaining shares vest over periods ranging from six months to three years depending on company service or company service and company-wide performance targets. Unvested shares granted to each employee also vest upon the occurrence of a change in control, as defined. Unvested shares are forfeited based on the terms of the award.

Stock Options. Compensation expense for stock options is based on the estimated fair value of the option on the date of the grant. We calculate the estimated fair value of the option using the Black-Scholes option-pricing model. During 2010, we granted 252,900 options to certain of our directors, officers and employees. The weighted-average fair value of the options granted in 2010 was $11.57. During 2009, we granted 227,300 options to certain of our directors, officers and employees. The weighted-average fair value of the options granted in 2009 was $10.35. The weighted average assumptions used in our Black-Scholes option-pricing model for options granted in 2009 and 2010 are:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2010
Dividend yield	0%	0%
Expected volatility	69.72% –70.61%	64.53% – 69.76%
Risk-free interest rate	2.57% – 3.25%	1.43% – 3.08%
Expected term in years	5.5 – 6 years	6 years

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

Expected Term In Years. The expected life of awards granted represents the time period that the awards are expected to be outstanding. We determined the expected term of the 2010 grants using the “simplified” method as described by the SEC, since we do not have a history of stock option awards to provide a reliable basis for estimating such.

Stock option activity under the plans for the year ended December 31, 2010 was:

	Number of Shares	Weighted- Average Exercise Price
Outstanding unvested at January 1, 2010	1,512,538	$9.80
Granted	252,900	19.39
Forfeited/canceled/expired	(44,251)	13.36
Exercised	(447,080)	8.72

Outstanding at December 31, 2010	1,274,107	$11.96

Options outstanding at December 31, 2010, have a weighted average remaining contractual life of 5.68 years, a weighted average remaining vesting period of 1.7 years, and an aggregate intrinsic value of $10.0 million. The intrinsic value of options exercised for the year ended December 31, 2010 was $5.0 million.

Stock options outstanding and exercisable under our plans at December 31, 2010 are:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$2.83 to $11.95	777,186	3.48	$8.26	777,186	$8.26
$12.36 to $19.89	496,921	9.14	17.77	108,438	15.53

	1,274,107			885,624

At December 31, 2010, we have 1,050,123 options vested and expected to vest in the next year. Options exercisable at December 31, 2010, have a weighted-average contractual life of 5.34 years and an aggregate intrinsic value of $9.5 million.

Incentive Compensation Plans

We have a global incentive program for our worldwide salaried and hourly employees, the Incentive Compensation Program (the “ICP”), which includes a shareholder-approved executive incentive compensation plan. The ICP is based primarily on earnings before income taxes and achieving cash flow targets and, to a lesser extent, strategic targets. The balance of our accrued liability for ICP was $21.2 million and $16.8 million at December 31, 2009 and 2010, respectively.

(14) Contingencies

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

Product Warranties

We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid amounted to $1.2 million at December 31, 2009, and $2.7 million at December 31, 2010. The following table presents the activity in this accrual for the year ended December 31, 2010:

(Dollars in Thousands)
Balance at December 31, 2009	$1,239
Product warranty charges	2,000
Payments and settlements	(586)

Balance at December 31, 2010	$2,653

(15) Income Taxes

The following table summarizes the U.S. and non-U.S. components of income (loss) before provision (benefit) for income taxes.

	For the Year Ended December 31,
	2008	2009	2010
	(Dollars in thousands)
U.S.	$(8,898)	$(58,053)	$30,602
Non-U.S.	271,544	94,747	144,105

	$262,646	$36,694	$174,707

Income tax expense (benefit) consists of the following table.

	For the Year Ended December 31,
	2008	2009	2010
	(Dollars in thousands)
U.S income taxes:
Current	$19,462	$18,373	$6,307
Deferred	5,883	(9,894)	(29,060)

	25,345	8,479	(22,753)

Non-U.S. income taxes:
Current	39,573	14,617	21,638
Deferred	(2,787)	1,048	754

	36,786	15,665	22,392

Total income tax expense	$62,131	$24,144	$(361)

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before provision (benefit) for income taxes as set forth in the following table.

	For the Year Ended December 31,
	2008	2009	2010
	(Dollars in thousands)
Tax at statutory U.S. federal rate	$91,926	$12,844	$61,147
Valuation allowance, net	(2,186)	22,848	(41,715)
State tax expense, net of federal tax benefit	2,802	53	337
Tax return adjustments to estimated tax expense	(277)	(2,598)	3,311
Non-controlling interest gain	0	0	(3,345)
Nondeductible expenses acquisition cost	0	0	5,324
Establishment (resolution) of uncertain tax positions	1,117	6,141	(1,151)
U.S. tax impact of foreign earnings, net of foreign tax credits	(34,902)	4,693	(19,450)
Non-U.S. tax exemptions, holidays and credits	(3,763)	(5,147)	(4,781)
Worthless stock deduction	0	(14,067)	0
Tax effect of permanent differences	7,464	(24)	(19)
Other	(50)	(599)	(19)

Total income tax expense (benefit)	$62,131	$24,144	$(361)

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2009, and December 31, 2010 are set forth in the following table.

	At December 31,
	2009	2010
	(Dollars in thousands)
Deferred tax assets:
Postretirement and other employee benefits	$45,381	$46,384
Foreign tax credit and other carryforwards	91,122	85,342
Capitalized research and experimental costs	3,955	2,670
Inventory adjustments	6,182	5,146
Capital loss	3,249	3,253
Other	15,819	12,920

Total gross deferred tax assets	165,708	155,715
Less: valuation allowance	(106,831)	(74,945)

Total deferred tax assets	$58,877	$80,770

Deferred tax liabilities:
Fixed assets	$36,969	$87,610
Debt discount amortization	0	15,269
Inventory	4,952	3,950
Undistributed foreign earnings	16,959	0
Unrealized foreign currency exchange gain	648	2,227
Investment in non-consolidated affiliate	9,245	0
Goodwill and acquired intangibles	0	32,212
Other	517	1,424

Total deferred tax liabilities	69,290	142,692

Net deferred tax liability	$10,413	$(61,922)

Deferred income tax assets and liabilities are classified on a net current and non-current basis within each tax jurisdiction. Net current deferred income tax assets are included in prepaid expenses and other current assets in the amount of $6.8 million at December 31, 2009 and $7.2 million at December 31, 2010. Net non-current deferred tax assets are separately stated as deferred income taxes in the amount of $11.4 million at December 31, 2009 and $6.7 million at December 31, 2010. Net current deferred tax liabilities are included in accrued income and other taxes in the amount of $3.2 million at December 31, 2009 and $3.5 million at December 31, 2010. Net non-current deferred tax liabilities are separately stated as deferred income taxes in the amount of $25.5 million at December 31, 2009 and $72.3 million at December 31, 2010.

We have assessed the need to establish valuation allowances for deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. The decrease in total valuation allowance for 2010 was $31.9 million, primarily due to the Acquisitions on November 30, 2010. As the result of the Acquisitions, GrafTech is now in a net deferred tax liability position on its temporary differences. The valuation allowance position on these U.S. federal temporary differences was released except for deferred tax assets that require a particular source of income. acquisition of Seadrift Coke L.P. and CG Electrodes, LLC. Until we determine that it is more likely than not that we will generate sufficient jurisdictional taxable income to realize our other deferred income tax assets, these assets will continue to be fully reserved

Valuation allowance activity for the years ended December 31, 2008, 2009 and 2010 follows:

	For the year ended December 31,
	2008	2009	2010
	(Dollars in thousands)
Balance at January 1	$124,500	$42,900	$106,831
(Credited) / charged to income	(2,200)	22,848	(10,851)
Acquisition accounting	(22,400)	0	(30,333)
Translation adjustment	(2,100)	1,721	528
Changes attributable to movement in underlying assets	(55,500)	39,362	8,882
Other	600	0	(111)

Balance at December 31	$42,900	$106,831	$74,946

We have total foreign tax credit carryforwards of $53.9 million at December 31, 2010. Of these tax credit carryforwards, $23.8 million expires in 2012, $1.5 million expires in 2013, $1.2 million expires in 2014, $3.7 million expires in 2015, and $23.7 million expires in 2016.

In addition, we have state carryforwards on a gross tax effected basis of $14.2 million, which can be carried forward from 5 to 20 years. Historically, a full valuation allowance position existed on the state deferred taxes. As a result of the Acquisitions, we are now in a deferred tax liability position on our state temporary differences. The valuation allowance position that existed on these deferred tax assets was released except for deferred tax assets that require a particular value of income.

Based upon the level of historical taxable income and projections of future taxable income over the periods during which the other state carryforwards are utilizable, we do not believe it is more likely than not that we will realize the tax benefits of these deferred tax assets. Until we determine that we will generate sufficient jurisdictional taxable income to realize our other state deferred tax assets, these assets will continue to be fully reserved.

The amount of state net operating loss carryforwards reflected in the table above has been reduced by $1.5 million as a result of unrealized stock option deductions.

We have foreign loss carryforwards on a gross tax effected basis of $14.5 million, which can be carried forward from 5 years to indefinitely.

As of December 31, 2010, we had unrecognized tax benefits of $13.7 million which would have a favorable impact on our effective tax rate. However, for the majority of the unrecognized tax benefits, there would be no rate impact since they relate to items for which a valuation allowance is currently recorded. We have elected to report interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties were $0.5 million as of December 31, 2008, $0.3 million as of December 31, 2009 and $0.3 million as of December 31, 2010. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2008	2009	2010
	(Dollars in thousands)
Balance at January 1	$5,154	$10,779	$20,656
Additions based on tax positions related to the current year	559	217	0
Additions for tax positions of prior years	8,419	13,882	15,205
Reductions for tax positions of prior years	(148)	(3,705)	(20,660)
Lapse of statutes of limitations	(2,787)	(580)	(1,183)
Foreign currency impact	(418)	63	(299)

Balance at December 31	$10,779	$20,656	$13,719

It is anticipated that the amount of unrecognized tax benefits will change by up to $2.2 million due to settlements and statute of limitations expiration in 2011.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are currently under federal audit in the U.S. for tax year 2007. All U.S. tax years prior to 2006 are closed by statute or have been audited and settled with the domestic tax authorities. We are also under federal audit in Italy for 2006. Generally, tax years beginning after 2004 are still open to examination by foreign taxing authorities.

We have not provided for U.S. income taxes or foreign withholding taxes on the December 31, 2010, undistributed earnings of our foreign subsidiaries which are considered to be permanently reinvested. These earnings would be taxable upon the sale or liquidation of the foreign subsidiaries, or upon the remittance of dividends. While the measurement of the unrecognized U.S. income taxes with respect to these earnings is not practicable, foreign tax credits would be available to offset some or all of any portion of such earnings that are remitted as dividends.

(16) Earnings Per Share

The following table shows the information used in the calculation of our basic and diluted earnings per share as of December 31:

	At December 31,
	2008	2009	2010
	(Dollars in thousands)
Net income, as reported	$200,515	$12,550	$175,068
Add: Interest on previously held Debentures, net of tax benefit	6,125	0	0
Add: Amortization of previously held Debentures issuance costs, net of tax benefit	370	0	0

Net income, as adjusted	$207,010	$12,550	$175,068

Weighted average common shares outstanding for basic calculation	111,447,172	119,706,641	122,620,950
Add: Effect of stock options and restricted stock	1,333,789	1,026,217	831,615
Add: Effect of previously held Debentures	6,258,337	0	0

Weighted average common shares outstanding for diluted calculation	119,039,298	120,732,858	123,452,565

The weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 19,451 shares in 2008, 281,172 shares in 2009 and 453,700 shares in 2010 because the exercise of these options would have been anti-dilutive due to their exercise prices being in excess of the weighted average market price of our common stock for each of the applicable periods.

(17) Accumulated Other Comprehensive Loss

The balance in our accumulated other comprehensive loss is set forth in the following table:

	For year ended December 31,
	2009	2010
	(Dollars in thousands)
Foreign currency translation adjustments	$233,214	$239,080
Unrealized (gains) on securities, net of tax of $83 and $375, respectively	26	(1,039)
Amortization of prior service costs and unrecognized gains and losses, net of tax of $23,864 and $24,189, respectively	72,404	71,524

Total comprehensive loss	$305,644	$309,565

(18) Subsequent Event

On February 9, 2011, we purchased substantially all of the assets and assumed certain trade liabilities of Micron Research Corporation (“Micron Research”), a subsidiary of E. Holdings, Inc. Micron Research manufactures super fine grain graphite materials and today primarily services Electrical Discharge Machining (“EDM”) customers and we intend to utilize their technology and capability to service other applications including solar, electronics and medical. The purchase price was $6.5 million of cash, subject to a minimum working capital requirement. The substance of the transaction is the acquisition of a business and we will account for the transaction following the guidance in ASC 805.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2010.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 excluded from it’s scope of our assessment of internal control over financial reporting with respect to the operations and related assets of Seadrift and C/G, both which were acquired during fiscal year 2010. Seadrift and C/G are wholly owned subsidiaries whose total assets and total net sales represent 50% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010. SEC guidelines permit companies to omit an acquired business’s internal controls over financial reporting from its management’s assessment during the first year of the acquisition.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Item 9B.	Other Information

We are reporting the following events which have occurred within the last four days and which would otherwise be reportable on a Form 8-K.

Item 1.01	Entry info a Material Definitive Agreement

On February 18, 2011, our board of directors approved a form of indemnification agreement (the “Indemnification Agreement”) to be entered into by the Company with its directors and executive officers (each, an “Indemnitee”). The Indemnification Agreement supplements existing indemnification provisions set forth in the Company’s organizational documents and replaces the prior indemnification agreements that the Company’s directors and executive officers had entered into with the Company.

In general, the Indemnification Agreement provides that, subject to the procedures, limitations and exceptions set forth therein, the Company will indemnify (to the fullest extent permitted by law) the Indemnitee if the Indemnitee was, is, or becomes, or is threatened to be made a party in a claim or proceeding by reason of any event or circumstance related to, among other things, (i) the fact that the Indemnitee is or was serving as a director, officer, or employee of the Company or (ii) anything done or not done by the Indemnitee in any such capacity. The Company will also indemnify the Indemnitee against expenses and, if requested by the Indemnitee, shall advance such expenses to the Indemnitee as provided in the agreement.

The above description of the Indemnification Agreements does not purport to be complete and is qualified in its entirety by reference to the Form of Indemnification Agreement, which is filed as Exhibits 10.17 hereto.

On February 23, 2011, GrafTech entered into two agreements for the supply of petroleum needle coke, effective January 1, 2011, one with ConocoPhillips (UK) Limited and the other with ConocoPhillips Company (the “Conoco Agreements”). The Conoco Agreements are each for a period of three years and contain customary terms and conditions for the purchase and sale of petroleum needle coke, including delivery and price as well as decreasing volumes per each year of each agreement.

The above description of the Conoco Agreements does not purport to be complete and is qualified in its entirety by reference to the Conoco Agreements, which are filed as Exhibits 10.14.1 and 10.14.2 hereto.

PART III

Items 10 to 14 (inclusive).

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 will appear in the GrafTech International Ltd. Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2011, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934).

Executive Officers

The information set forth below is provided as required by Item 10 and the listing standards of the NYSE.

The following table sets forth information with respect to our current executive officers and directors, including their ages, as of March 1, 2011. There are no family relationships between any of our executive officers.

Name	Age	Position
Craig S. Shular	58	Chief Executive Officer, President, and Chairman of the Board
Mark R. Widmar	45	Vice President, President, Engineered Solutions and Chief Financial Officer
Petrus J. Barnard	61	Vice President and President, Industrial Materials
Hermanus L. Pretorius	60	Vice President and President, Seadrift Coke
John D. Moran	52	Vice President and General Counsel, Secretary

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

Mark R. Widmar became President, Engineered Solutions in January 2011 and will continue to act as Chief Financial Officer, a position he has held since May 2006, until a successor is found. Prior to joining GrafTech, he served as Corporate Controller of NCR Inc. from 2005 to 2006, and was a Business Unit Chief Financial Officer for NCR from November 2002 to his appointment as Controller. He also served as a Division Controller at Dell, Inc. from August 2000 to November 2002 prior to joining NCR, and held various financial and managerial positions with Lucent Technologies Inc. from June 1998 to August 2000, Allied Signal, Inc., and Bristol Myers/Squibb, Inc. He received his MBA from Indiana University in 1992, and is a Certified Public Accountant.

Petrus J. Barnard became President of Industrial Materials in February 2008, and became a Vice President in April 2005. He was the President of Graphite Electrodes from April 2005 until January 2008. From April 2003 to March 2005 he served as President, Advanced Carbon Materials. He served as Executive Vice President, Graphite Power Systems, from March 2000 to March 2003. He began his career with us in 1972 when he joined our South Africa subsidiary where he served as Managing Director from 1991 to 1994. From November 1994 to September 1997, he was the Director of Operations for Europe and South Africa, based in France. In 1997 through 2000, he was the Director of Operations for the Americas. He is a graduate of University of Potchefstroom — South Africa with a B.S. Sciences degree and an MBA. He also holds a Ph.D from Rand Afrikaans University.

Hermanus L. Pretorius became President of Seadrift Coke in January 2011, after having served as the Vice President and President, Engineered Solutions from February 2008. He was the President of Advanced Graphite and Carbon from December 2006 until January 2008. Previously, he was General Manager, Cathodes, starting in September 2005. He served as Director Worldwide Operations and Engineering, Graphite Electrodes, from January 2003 to September 2005. From August 2001 to January 2003, he served as Managing Director from 1991 to 1994. From November 1994 to September 1997, he was Director of Operations for Europe and South Africa, based in France. In 1997 through 2000, he was Director of Operations for the

Americas. He began his career with us in Meyerton, South Africa in August 1977 before transferring to UCAR S.A. in Switzerland in March 1998. He is a graduate of University of Potchefstroom — South Africa with a B.S. Sciences degree and an MBA.

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

See Index to Consolidated Financial Statements at page 67 of this Report.

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

2.5.1(1)	Amendment No. 1 to Environmental Management Services and Liabilities Allocation Agreement dated as of June 4, 1992.

Exhibit Number	Description of Exhibit
2.6.0(2)	Trade Name and Trademark License Agreement dated March 1, 1996 between Union Carbide Corporation and UCAR Carbon Technology Corporation.
2.7.0(1)	Employee Benefit Services and Liabilities Agreement dated January 1, 1990 between Union Carbide Corporation and UCAR Carbon Company Inc.
2.7.1(1)	Amendment to Employee Benefit Services and Liabilities Agreement dated January 15, 1991.
2.7.2(1)	Supplemental Agreement to Employee Benefit Services and Liabilities Agreement dated February 25, 1991.
2.8.0(1)	Letter Agreement dated December 31, 1990 among Union Carbide Chemicals and Plastics Company Inc., UCAR Carbon Company Inc., Union Carbide Grafito, Inc. and Union Carbide Corporation.
2.9.0(21)

Agreement and Plan of Merger, dated as of April 28, 2010, among GrafTech International Ltd.,

GrafTech Holdings Inc., GrafTech Delaware I Inc., GrafTech Delaware II Inc., Seadrift Coke

L.P., and certain partners of Seadrift Coke L.P.

2.10.0(21)

Agreement and Plan of Merger, dated as of April 28, 2010, by and among GrafTech International

Ltd., GrafTech Holdings Inc., GrafTech Delaware III Inc., C/G Electrodes, LLC, and certain members of C/G Electrodes, LLC.

3.1.0(23)	Amended and Restated Certificate of Incorporation of GrafTech International Ltd. Dated November 30, 2010.
3.2.0(23)	Amended and Restated By-Laws of GrafTech International Ltd. dated November 30, 2010..
10.1.0(21)

Amended and Restated Credit Agreement dated as of April 28, 2010 among GrafTech International

Ltd. GrafTech Global Enterprises Inc., GrafTech Finance Inc., GrafTech Switzerland S.A., the LC

Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, and

JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank.

10.1.1(21)

Amendment and Restatement Agreement dated as of April 28, 2010 in respect of the Credit

Agreement dated as of February 8, 2005 among GrafTech International Ltd., GrafTech Global

Enterprises Inc., GrafTech Finance Inc., the LC Subsidiaries from time to time party thereto, the

Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative

Agent.

10.1.2(21)

Amended and Restated Guarantee Agreement dated as of April 28, 2010 made by GrafTech

International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., and the other subsidiaries of GrafTech International Ltd. from time to time party thereto, in favor of JPMorgan

Chase Bank, N.A., as Collateral Agent for the Secured Parties.

10.1.3(21)

Amended and Restated Security Agreement dated as of April 28, 2010 made by GrafTech

International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., and the other subsidiaries of GrafTech International Ltd. from time to time party thereto, in favor of JPMorgan

Chase Bank, N.A., as Collateral Agent for the Secured Parties.

10.1.4(21)

Amended and Restated Indemnity, Subrogation and Contribution Agreement dated as of April 28,

2010 among GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance

Inc., each of the other domestic subsidiaries of GrafTech International Ltd. from time to time party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.

10.1.5(21)

Amended and Restated Pledge Agreement dated as of April 28, 2010 made by GrafTech

International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., and the other subsidiaries of GrafTech International Ltd. from time to time party thereto, in favor of JPMorgan

Chase Bank, N.A., as Collateral Agent for the Secured Parties.

10.1.6(21)	Pledge Agreement dated as of April 28, 2010 made by GrafTech Switzerland S.A., in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.

Exhibit Number	Description of Exhibit
10.1.7(21)

Amended and Restated Intellectual Property Security Agreement dated as of April 28, 2010 made by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., and the

other subsidiaries of GrafTech International Ltd. from time to time party thereto, in favor of

JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.

10.1.8(21)	Swiss Security Agreement dated April 28, 2010 between GrafTech Switzerland S.A., as Assignor, and JPMorgan Chase Bank, N.A., as Assignee.
10.1.9(21)

Form of LC Subsidiary Agreement among GrafTech Finance Inc. or GrafTech Switzerland S.A.,

as the Applicable Borrower, the applicable LC Subsidiary and JPMorgan Chase Bank, N.A., as

Administrative Agent.

10.2.0(8)	Form of Restricted Stock Unit Agreement.
10.3.0(14)	Forms of Restricted Stock Agreement (2005 LTIP Version).
10.3.1(16)	Form of Amendment to Restricted Stock Agreements 2005-2007 (2005 LTIP Version).
10.4(17)	Form of Performance Share Award Agreement (2008 Version)
10.5.0(19)	Long Term Incentive Plan Award Agreement (2009 Version)
10.5.1(23)	Long Term Incentive Plan Award Agreement (2010 Version)
10.6.0(9)	GrafTech International Ltd. Management Stock Incentive Plan (Senior Version) as amended and restated through July 31, 2003.
10.7.0(10)	GrafTech International Ltd. Incentive Compensation Plan, effective January 1, 2003.
10.7.1(16)	Amendment No. 1 GrafTech International Ltd. Incentive Compensation Plan dated December 29, 2008.
10.8.0(11)	Form of Restricted Stock Agreement (Standard Form).
10.9.0(16)	GrafTech International Holdings Inc. Compensation Deferral Program as amended and restated (December 29, 2008).
10.10.0(11)	GrafTech International Ltd. 2005 Equity Incentive Plan.
10.10.1(16)	Amendment No. 1 to GrafTech International Ltd. 2005 Equity Incentive Plan dated December 29, 2008.
10.10.2(18)	Amendment No. 2 to GrafTech International Ltd. 2005 Equity Incentive Plan dated May 25, 2009.
10.10.3(21)	Amendment No. 3 to GrafTech International Ltd. 2005 Equity Incentive Plan dated April 28, 2010.
10.11.0(8)	Form of Severance Compensation Agreement for senior management (U.S. 2.99 Version).
10.11.1(16)	Form of IRS 409A Amendment to Severance Compensation Agreement for senior management (December 2008 U.S. 2.99 Version).
10.12.0(8)	Form of Severance Compensation Agreement for senior management (December 2008 International 2.99 Version).
10.12.1(16)	Form of IRS 409A Amendment to Severance Compensation Agreement for senior management (December 2008 International 2.99 Version).
10.13.0(14)	Form of Non-qualified Stock Option Agreement
10.14.0(24)

Agreement effective as of January 1, 2011 between and among ConocoPhillips Company and GrafTech International Holdings Inc. and Graftech Switzerland S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC).

10.14.1(24)

Agreement effective as of January 1, 2011 among ConocoPhillips Company and Graftech Switzerland S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC).

10.15.1(14)	Form of Terms and Conditions of Sale to standard contract of sale (2007 revision)
10.16.0(13)

Technology License Agreement, dated as of December 5, 2006, among GrafTech International Ltd., UCAR Carbon Company Inc., Alcan France, and Carbone Savoie (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

Exhibit Number	Description of Exhibit
10.17.0(24)	Form of Indemnification Agreement with Directors and Executive Officers.
10.18(18)	Executive Incentive Compensation Plan
10.19(23)	Form of Senior Subordinated Promissory Note. issued pursuant to April 28, 2010 Agreements and Plans of Merger.
10.20.0(23)

Form of Registration Rights and Stockholders’ Agreement, dated as of November 30, 2010, by and among GrafTech International Ltd. and each of the stockholders party thereto entered into pursuant to April 28, 2010 Agreements and Plans of Merger.

21.1.0(24)	List of subsidiaries of GrafTech International Ltd.
23.1.0(24)	Consent of PricewaterhouseCoopers LLP.
24.1.0(24)	Powers of Attorney (included on signature pages).
31.1.0(24)	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer and President.
31.2.0(24)	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark R. Widmar, Chief Financial Officer.
32.1.0(24)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President.
32.2.0(24)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark R. Widmar, Chief Financial Officer.
101	INS XBRL Instance Document
101	SCH XBRL Taxonomy Extension Schema Document
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101	DEF XBRL Taxonomy Extension Definition Linkbase Document
101	LAB XBRL Taxonomy Extension Label Linkbase Document
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement of GrafTech International Ltd. and GrafTech Global Enterprises Inc. on Form S-1 (Registration No. 33-84850).
(2)	Incorporated by reference to the Quarterly Report of the registrant on Form l0-Q for the quarter ended March 31, 1996 (File No. 1-13888).
(3)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1998 (File No. 1-13888).
(4)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13888).
(5)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2001 (File No. 1-3888).
(6)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2004 (File No. 1-13888).
(7)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-13888).
(8)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2005 (File No. 1-13888).
(9)	Incorporated by reference to the Registration Statement of the registrant on Form S-3 (Registration No. 333-108039).
(10)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-13888).

(11)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on September 6, 2005 (File No. 1-13888).
(12)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13888).
(13)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2006 (File No. 1-13888).
(14)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2007 (File No. 1-13888).
(15)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-13888).
(16)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2008 (File No. 1-13888).
(17)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-13888).
(18)	Incorporated by reference to the Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders of the registrant (File No. 1-13888).
(19)	Incorporated by reference to the Annual Report of GrafTech International Ltd. on Form 10-K for the year ended December 31, 2009 (File No. 1-13888).
(20)	Incorporated by reference to Amendment No. 1 to the Annual Report of GrafTech International Ltd. on Amendment No.1 to Form 10-K for the year ended December 31, 2009 (File No. 1-13888).
(21)	Incorporated by reference to the Registration Statement of GrafTech Holdings Inc. on Form S-4 (Registration No. 167446) filed June 10, 2010.
(22)	Incorporated by reference to Amendment No. 1 to the Registration Statement of GrafTech Holdings Inc. on Form S-4 (Registration No. 167446) filed August 19, 2010.
(23)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on November 30, 2010 (File No. 1-13888).
(24)	Filed herewith.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.14.0	Agreement effective as of January 1, 2011 among ConocoPhillips Company and GrafTech International Holdings Inc. and GrafTech Switzerland S.A.

10.14.1	Agreement effective as of January 1, 2011 between ConocoPhillips Company and GrafTech Switzerland S.A.

10.17.0	Form of Indemnification Agreement with Directors and Executive Officers.

21.1.0	List of subsidiaries of GrafTech International Ltd.

23.1.0	Consent of PricewaterhouseCoopers LLP.

24.1.0	Powers of Attorney (included on signature pages).

31.1.0	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer and President.

31.2.0	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark R. Widmar, Chief Financial Officer.

32.1.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President.

32.2.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark R. Widmar, Chief Financial Officer.

101	INS XBRL Instance Document

101	SCH XBRL Taxonomy Extension Schema Document

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF XBRL Taxonomy Extension Definition Linkbase Document

101	LAB XBRL Taxonomy Extension Label Linkbase Document

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.

February 24, 2011	By:	/s/ CRAIG S. SHULAR
Craig S. Shular

	Title:	Chief Executive Officer, President, and Chairman of the Board

	By:	/s/ MARK R. WIDMAR
Mark R. Widmar
	Title:	Vice President, President, Engineered Solutions and Chief Financial Officer

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

Signatures	Title	Date

/s/ CRAIG S. SHULAR Craig S. Shular	Chief Executive Officer, President, and Chairman of the Board (Principal Executive Officer)	February 24, 2011

/s/ MARK R. WIDMAR Mark R. Widmar	Vice President, President, Engineered Solutions and Chief Financial Officer (Principal Financial Officer)	February 24, 2011

/s/ RANDY W. CARSON Randy W. Carson	Director	February 24, 2011

/s/ MARY B. CRANSTON Mary B. Cranston	Director	February 24, 2011

Signatures	Title	Date

/s/ HAROLD E. LAYMAN Harold E. Layman	Director	February 24, 2011

/s/ FERRELL P. MCCLEAN Ferrell P. McClean	Director	February 24, 2011

/s/ NATHAN MILIKOWSKY Nathan Milikowsky	Director	February 24, 2011

/s/ MICHAEL C. NAHL Michael C. Nahl	Director	February 24, 2011

/s/ STEVEN R. SHAWLEY Steven R. Shawley	Director	February 24, 2011