Form 10-Q
period 2011-03-31
GRAFTECH INTERNATIONAL LTD
filed 2011-04-27
CIK 931148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2011

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

As of April 18, 2011, 145,155,748 shares of common stock, par value $.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	At December 31, 2010	At March 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$13,096	$11,248
Accounts and notes receivable, net of allowance for doubtful accounts of $3,892 at December 31, 2010 and $3,996 at March 31, 2011	179,755	203,546
Inventories	340,418	374,788
Prepaid expenses and other current assets	12,615	23,825

Total current assets	545,884	613,407

Property, plant and equipment	1,328,004	1,374,563
Less: accumulated depreciation	635,530	661,703

Net property, plant and equipment	692,474	712,860
Deferred income taxes	6,746	5,936
Goodwill	499,238	499,475
Other assets	168,700	164,511
Restricted cash	141	0

Total assets	$1,913,183	$1,996,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,930	$52,083
Short-term debt	155	2,645
Accrued income and other taxes	30,019	31,159
Supply chain financing liability	24,959	33,529
Other accrued liabilities	95,580	113,045

Total current liabilities	220,643	232,461

Long-term debt	275,799	296,254
Other long-term obligations	114,728	115,688
Deferred income taxes	72,287	76,558
Contingencies – Note 14
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	0	0
Common stock, par value $.01, 225,000,000 shares authorized, 149,063,197 shares issued at December 31, 2010 and 149,326,185 shares issued at March 31, 2011	1,491	1,493
Additional paid-in capital	1,782,859	1,787,265
Accumulated other comprehensive loss	(235,758)	(221,388)
Accumulated deficit	(203,941)	(176,678)
Less: cost of common stock held in treasury, 4,081,134 shares at December 31, 2010 and 4,115,544 at March 31, 2011	(113,942)	(114,526)
Less: common stock held in employee benefit and compensation trusts, 76,259 shares at December 31, 2010 and 73,098 shares at March 31, 2011	(983)	(938)

Total stockholders’ equity	1,229,726	1,275,228

Total liabilities and stockholders’ equity	$1,913,183	$1,996,189

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2011
Net sales	$215,664	$306,137
Cost of sales	146,370	233,202

Gross profit	69,294	72,935
Research and development	2,435	3,070
Selling and administrative expenses	22,233	32,219

Operating income	44,626	37,646

Equity in losses of non-consolidated affiliate	774	0
Other (income) expense, net	(3,259)	9
Interest expense	906	4,404
Interest income	(561)	(129)

Income before provision for income taxes	46,766	33,362
Provision for income taxes	11,813	6,099

Net income	$34,953	$27,263

Basic income per common share:
Net income per share	$0.29	$0.19

Weighted average common shares outstanding	120,231	145,098

Diluted income per common share:
Net income per share	$0.29	$0.19

Weighted average common shares outstanding	120,957	145,822

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2011
Cash flow from operating activities:
Net income	$34,953	$27,263
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	10,084	19,779
Deferred income tax (benefit) provision	(8,121)	3,515
Equity in losses of non-consolidated affiliate	774	0
Post-retirement and pension plan changes	907	907
Currency gains	(5,617)	(689)
Stock-based compensation	1,779	2,240
Interest expense	326	2,845
Other charges, net	489	(1,483)
Increase in working capital*	(13,347)	(54,551)
Increase in long-term assets and liabilities	(1,785)	(919)

Net cash provided by (used in) operating activities	20,442	(1,093)

Cash flow from investing activities:
Capital expenditures	(10,764)	(23,760)
Proceeds from repayment of loan to non-consolidated affiliate	6,000	0
Proceeds (payments) from derivative instruments	35	(315)
Net change in restricted cash	77	141
Cash paid for acquisition	0	(6,500)
Other	109	133

Net cash used in investing activities	(4,543)	(30,301)

Cash flow from financing activities:
Short-term debt (reductions) borrowings, net	(1,076)	2,484
Revolving Facility borrowings	0	67,000
Revolving Facility reductions	0	(49,000)
Principal payments on long-term debt	(56)	(87)
Supply chain financing	24,669	8,570
Proceeds from exercise of stock options	175	770
Purchase of treasury shares	(1,138)	(584)
Excess tax benefit from stock-based compensation	669	542
Long-term financing obligations	(281)	(299)

Net cash provided by financing activities	22,962	29,396

Net increase (decrease) in cash and cash equivalents	38,861	(1,998)
Effect of exchange rate changes on cash and cash equivalents	(510)	150
Cash and cash equivalents at beginning of period	50,181	13,096

Cash and cash equivalents at end of period	$88,532	$11,248

* Net change in working capital due to the following components:
(Increase) in current assets:
Accounts and notes receivable, net	$(7,593)	$(17,062)
Effect of factoring of accounts receivable	(1,115)	0
Inventories	(21,039)	(30,471)
Prepaid expenses and other current assets	(1,133)	(1,679)
Restructuring payments	(256)	0
Increase (decrease) in accounts payables and accruals	17,790	(5,438)
(Decrease) in interest payable	(1)	99

Increase in working capital	$(13,347)	$(54,551)

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Organization and Summary of Significant Accounting Policies

A. Organization

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

Industrial Materials includes graphite electrodes, refractory products, and needle coke products, and primarily serves the steel industry.

Engineered Solutions include advanced graphite materials products for the transportation, solar, and oil and gas exploration industries, as well as natural graphite thermal management products used in electronics.

B. Basis of Presentation

The interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with GAAP have been omitted or condensed. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the accompanying Notes, contained in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”).

The unaudited consolidated financial statements reflect all adjustments (all of which are of a normal, recurring nature) which management considers necessary for a fair statement of financial position, results of operations and cash flows for the interim period presented. The results for the three months ended March 31, 2011 are not necessarily indicative of results which may be expected for any other interim period or for the full year.

C. Significant Accounting Policies

Change in Accounting Policy Regarding Pension and Other Postretirement Benefits

In 2011, we elected to change our method of recognizing actuarial gains and losses for our defined benefit pension plans and other postretirement benefit plans. Previously, we recognized the actuarial gains and losses as a component of Stockholders’ Equity on our consolidated balance sheets on an annual basis and amortized them into our operating results to the extent such gains and losses were outside of a corridor. In addition, we used a calculated market-related value of plan assets for purposes of calculating the expected return on plan assets. We have elected to immediately recognize the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each year (MTM Adjustment) and whenever a plan is remeasured (e.g. due to a significant curtailment, settlement, etc.). The remaining components of pension and other postretirement benefits expense will be recorded on a quarterly basis (On-going Pension Expense). While our historical policy of recognizing pension and other postretirement benefit expense was considered acceptable, we believe that the new policy is preferable as it eliminates the delay in recognizing gains and losses in our operating results. This change will also improve transparency in our operating results by more quickly recognizing the effects of economic and interest rate conditions on plan obligations and assets.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We have applied these changes retrospectively, adjusting all prior periods.

In 2011, we also elected to change our method of accounting for certain costs included in inventory. We have elected to exclude the inactive portion of our pension and other postretirement benefit costs as a component of inventoriable costs. While our historical policy of including all pension and other postretirement benefit costs as components of inventoriable costs was acceptable, we believe that the new policy is preferable, as it only includes costs that are directly attributable to current inventory production.

Applying this change retrospectively, in connection with the change in accounting for pension and other postretirement benefit costs, did not have a material impact on previously reported inventory and cost of sales in any prior period presented.

The impacts of all adjustments made to the financial statements are summarized below (in thousands, except per share amounts):

Consolidated Statement of Income

	For the Three Months Ended March 31, 2010
	Previously Reported	Revised	Effect of Change
Cost of sales	$147,561	$146,370	$(1,191)
Research and development	2,535	2,435	(100)
Selling and administrative expense	22,511	22,233	(278)
Income before provision for income taxes	45,197	46,766	1,569
Provision for income taxes	11,669	11,813	144
Net income	33,528	34,953	1,425
Earnings per share of common stock-basic	0.28	0.29	0.01
Earnings per share of common stock-diluted	0.28	0.29	0.01

Consolidated Balance Sheet

	At December 31, 2010
	Previously Reported	Revised	Effect of Change
Accumulated other comprehensive loss	$(309,565)	$(235,758)	$73,807
Retained deficit	(130,134)	(203,941)	(73,807)

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consolidated Statement of Cash Flows

	For the Three Months Ended March 31, 2010
	Previously Reported	Revised	Effect of Change
Net income	$33,528	$34,953	$1,425
Deferred income tax provision	(8,241)	(8,121)	120
Postretirement and pension plan changes	2,452	907	(1,545)

Had these changes not been made in 2011, net income would have been $26.1 million compared to the $27.3 million actually recorded for the three months ended March 31, 2011. Diluted earnings per share would have been $0.18 compared to $0.19.

D. New Accounting Standards

Revenue Recognition

We adopted a new revenue recognition standard that applies to sales arrangements entered into or materially modified in the year beginning January 1, 2011. The guidance:

•	Provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and consideration allocated;

•	Eliminates the residual method of allocating revenue;

•

Requires the allocation of consideration received in a bundled revenue arrangement among the separate deliverables by introducing an estimated selling price method for valuing elements if vendor-specific objective evidence or third-party evidence of a selling price is not available; and

•	Expands related disclosure requirements.

The adoption of this standard had no material effect on our consolidated financial statements or on existing revenue recognition policies.

Major Maintenance and Repair Costs

We perform scheduled major maintenance of the storage and processing units at our Seadrift plant (referred to as “overhaul”). Time periods between overhauls vary by unit. We also perform an annual scheduled significant maintenance and repair shutdown of the plant (referred to as “turnaround”).

Costs of overhauls and turnarounds include plant personnel, contract services, materials, and rental equipment. We defer these costs when incurred and use the straight-line method to amortize them over the period of time estimated to lapse until the next scheduled overhaul of the applicable storage or processing unit or over one year for our turnaround. In the three months ended March 31, 2011, we deferred $0.5 million under this policy.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our turnaround is normally scheduled during the spring or early summer of each year. We do not produce needle coke when we perform a turnaround and needle coke inventories may increase prior to the turnaround to minimize its impact on our sales.

(2)	Acquisitions

Seadrift Coke L.P. and C/G Electrodes LLC

On November 30, 2010, we acquired from the equity holders of Seadrift Coke L.P. (“Seadrift”) 81.1% of the equity interests of Seadrift that we did not already own and from the equity holders of C/G Electrodes LLC (“St. Marys facility”) 100% of the equity interests of the St. Marys facility. Because Seadrift and the St. Marys facility meet the SEC definition of common control, we have treated the transactions as the acquisition of one business. Seadrift and the St. Marys facility (collectively referred to as the “Acquisitions”) are included in our Consolidated Financial Statements beginning as of December 1, 2010.

Seadrift is one of the largest producers of petroleum-based needle coke in the world and owns the world’s only known stand-alone petroleum-based needle coke plant. Needle coke is the key raw material used to make graphite electrodes, including premium UHP graphite electrodes, which are critical consumables in electric arc furnace (“EAF”) steel production. We believe the acquisition of Seadrift will assure us of a stable supply of a portion the primary raw material in the production of graphite electrodes.

The St. Marys facility is a U.S.-based producer of large diameter premium UHP graphite electrodes used in the EAF steel making process. The St. Marys facility also sells various other graphite-related products, including specialty graphite blocks, granular graphite and partially processed electrodes. The acquisition of the St. Marys facility provides us with a large diameter graphite electrode manufacturing facility in the U.S. which we believe will allow us to respond to customer orders more quickly and reduce freight cost and transit time for North American shipments.

Consideration transferred: The consideration paid to the equity holders of Seadrift consisted of $90.0 million in cash (including working capital adjustments), approximately 12 million shares of GTI common stock and $100 million in aggregate face amount of Senior Subordinated Notes of GTI due 2015. The consideration paid to the equity holders of the St. Marys facility consisted of $159.5 million in cash (including working capital adjustments), approximately 12 million shares of GTI common stock and $100 million in aggregate face amount of Senior Subordinated Notes of GTI due in 2015.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The volume weighted average price of a share of GTI common stock on November 30, 2010 was used to determine the fair value of the stock issued as consideration in connection with the Acquisitions. The fair value of the non-interest bearing senior subordinated notes was determined using an interest rate of 7%. Accounting guidance required us to remeasure the book value of our previously held 18.9% equity interest in Seadrift at November 30, 2010 to its fair value and recognize the resulting gain of $9.6 million in our 2010 earnings.

Recording of assets acquired and liabilities assumed: The Acquisitions are accounted for using the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations (“ASC 805”). Under the acquisition method, the identifiable assets acquired and the liabilities assumed are assigned a new basis of accounting reflecting their estimated fair values. The information included herein has been prepared based on the preliminary allocation of purchase price using estimates of the fair values and useful lives of assets acquired and liabilities assumed based on the best available information determined with the assistance of independent valuations, quoted market prices and management estimates. The purchase price allocations are subject to further adjustment until all pertinent information regarding the property, plant and equipment, intangible assets, other long-term assets, goodwill, long-term debt, other long-term liabilities, and deferred income tax liabilities are fully evaluated by us and independent valuations are complete.

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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill: Goodwill of approximately $489.2 million was recognized for the Acquisitions and is calculated as the excess of the consideration transferred over the net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Acquisitions includes:

•	the expected synergies and other benefits that we believe will result from combining the operations of Seadrift and the St. Marys facility with the operations of GrafTech;

•	any intangible assets that do not qualify for separate recognition such as the assembled workforce; and

•

the value of the going-concern element of Seadrift’s and St. Marys facility’s existing businesses (the higher rate of return on the assembled collection of net assets versus acquiring all of the net assets separately).

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

Previously held 18.9% equity interest in Seadrift: On June 30, 2008, we acquired 100% of Falcon-Seadrift Holding Corp., now named GrafTech Seadrift Holding Corp. (“GTSD”), which held approximately 18.9% of the equity interests in Seadrift. The substance of the transaction was the acquisition of an asset, the limited partnership units, rather than a business combination. Because the amount we paid for the limited partnership interests exceeded their tax basis accounting guidance required us to recognize a deferred tax liability for this difference and increase our purchase price. We also had a deferred tax asset valuation allowance at the time we acquired the limited partnership units. Accounting guidance required us to reduce the valuation allowance and decrease the purchase price because the deferred tax liability recorded for the purchase was expected to reverse during the same period that our deferred tax assets were expected to reverse.

We accounted for our investment in Seadrift using the equity method of accounting because we had the ability to exercise significant influence, but not exercise control. In 2008 and 2009, we determined that the fair value of our investment was less than our carrying amount and that the losses in value were other than temporary. We recorded non-cash impairments of $34.5 million and $52.8 million in 2008 and 2009, respectively, to recognize these other than temporary losses in value. Summarized financial information for Seadrift, including adjustments for material intervening events, for the three months ended March 31, 2010 was: net sales - $22.8 million; gross profit - $2.9 million; and net loss - $0.9 million.

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

Micron Research Corporation

On February 9, 2011, we purchased substantially all of the assets and assumed certain trade liabilities of Micron Research Corporation (“Micron Research”), a subsidiary of E. Holdings, Inc, for $6.5 million of cash. Micron Research manufactures super fine grain graphite materials and primarily services Electrical Discharge Machining customers. We intend to utilize their technology and capability to service other applications including solar, electronics and medical. The substance of the transaction is the acquisition of a business and we accounted for the transaction following the guidance in ASC 805. Tangible assets acquired and liabilities assumed were recorded at their estimated fair values of $5.0 million and $0.2 million, respectively. The estimated fair values of finite-lived intangible assets acquired of $1.3 million related to technology and know-how and customer relationships are being amortized over their estimated useful lives ranging from 5 to 15 years. Goodwill of $0.4 million represents the excess of the consideration transferred over the net assets acquired and has been assigned to our Engineered Solutions segment.

(3)	Stock-Based Compensation

For the three months ended March 31, 2010 and 2011, we recognized stock-based compensation expense totaling $1.8 million and $2.2 million, respectively. A majority of the expense, $1.6 million and $1.9 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statement of Income, with the remaining expenses incurred as cost of sales and research and development. During the three months ended March 31, 2011, selling and administrative expense was reduced by $0.5 million due to the reversal of previously recorded expense as a result of the forfeiture of unvested shares.

At March 31, 2011, the total compensation cost related to non-vested restricted stock, performance shares and stock options not yet recognized was $18.0 million, which will be recognized over the weighted average life of 1.54 years.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock and Performance Shares

Restricted stock and performance share awards activity under the plans for the three months ended March 31, 2011 was:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2011	1,338,053	$15.91
Granted	124,036	23.10
Vested	(125,207)	15.97
Forfeited/canceled/expired	(110,026)	16.05

Outstanding unvested at March 31, 2011	1,226,856	$16.62

Stock Options

Stock option activity under the plans for the three months ended March 31, 2011 was:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2011	1,274,107	$11.96
Granted	0	0
Forfeited/canceled/expired	(30,168)	18.34
Exercised	(91,266)	9.51

Outstanding at March 31, 2011	1,152,673	$11.99

(4)	Earnings per Share

The following table shows the information used in the calculation of our share counts for basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2010	2011
Weighted average common shares outstanding for basic calculation	120,230,559	145,097,769
Add: Effect of stock options and restricted stock	726,645	723,860

Weighted average common shares outstanding for diluted calculation	120,957,204	145,821,629

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 227,000 shares at March 31, 2010 because the exercise prices were greater than the weighted average market price of our common stock for that period.

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

Engineered Solutions. Engineered Solutions include advanced graphite materials products for the transportation, solar, and oil and gas exploration industries, as well as natural graphite thermal management products used in electronics.

We continue to evaluate the performance of our segments based on segment operating income. Intersegment sales and transfers are not material and the accounting policies of the reportable segments are the same as those for our Consolidated Financial Statements as a whole. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated net sales.

The following tables summarize financial information concerning our reportable segments:

	For the Three Months Ended March 31,
	2010	2011
	(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$182,423	$263,484
Engineered Solutions	33,241	42,653

Total net sales	$215,664	$306,137

Segment operating income:
Industrial Materials	$42,894	$34,198
Engineered Solutions	1,732	3,448

Total segment operating income	44,626	37,646

Reconciliation of segment operating income to income before provision for income taxes

Equity in losses of non-consolidated affiliate	774	0
Other (income) expense, net	(3,259)	9
Interest expense	906	4,404
Interest income	(561)	(129)

Income before provision for income taxes	$46,766	$33,362

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6)	Other (Income) Expense, Net

The following table presents an analysis of other (income) expense, net:

	For the Three Months Ended March 31,
	2010	2011
	(Dollars in thousands)
Currency (gains) losses	$(3,718)	$632
Bank and other financing fees	465	483
Other	(6)	(1,106)

Total other (income) expense, net	$(3,259)	$9

The $1.1 million of other income for the three months ended March 31, 2011, includes $0.7 million resulting from the collection an acquired receivable at an amount in excess of its fair value at the acquisition date.

During the second quarter of 2007, we sold land and certain assets related to our former graphite electrode manufacturing facility in Caserta, Italy. The sale agreement provides that, upon completion of certain milestones in the remediation and landfill closure activities, portions of the escrowed amounts shall be paid to us. We recognize returns of funds held in escrow as other income when received. During the three months ended March 31, 2011, we completed all required activities and as such, the final $0.1 million was released from escrow and recognized as income as the restricted cash was released.

(7)	Benefit Plans

As discussed in Note 1, Organization and Summary of Significant Accounting Policies, we have changed our method of recognizing actuarial gains and losses for our defined benefit pension plans and other postretirement benefits. This change was effective January 1, 2011 and was applied retrospectively and all prior period amounts have been adjusted accordingly. See Note 1 for further details.

The components of our consolidated net pension cost are set forth in the following table:

	For the Three Months Ended March 31,
	2010	2011
	(Dollars in thousands)
Service cost	$164	$164
Interest cost	2,446	2,446
Expected return on plan assets	(2,138)	(2,138)
Amortization of prior service cost	13	13

Net Cost	$485	$485

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of our consolidated net postretirement cost are set forth in the following table:

	For the Three Months Ended March 31,
	2010	2011
	(Dollars in thousands)
Service cost	$41	$41
Interest cost	440	440
Amortization of prior service benefit	(48)	(48)

Net Cost	$433	$433

(8)	Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill during the three months ended March 31, 2011 are as follows:

Total
(Dollars in Thousands)
Balance as of December 31, 2010	499,238
Currency translation effect	(175)
Business acquisition	412

Balance as of March 31, 2011	$499,475

The following table summarizes intangible assets with determinable useful lives by major category as of December 31, 2010 and March 31, 2011:

	At December 31, 2010			At March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
Patents	$3,520	$(1,168)	$2,352	$3,520	$(1,224)	$2,296
Trade name	7,900	(124)	7,776	7,900	(495)	7,405
Technological know-how	42,800	(497)	42,303	43,349	(1,999)	41,350
Customer –related intangible	107,500	(1,258)	106,242	108,267	(5,046)	103,221

Total finite-lived intangible assets	$161,720	$(3,047)	$158,673	$163,036	$(8,764)	$154,272

Amortization expense of intangible assets was $0.1 million and $5.7 million in the three months ended March 31, 2010 and 2011, respectively.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9)	Long-Term Debt and Liquidity

The following table presents our long-term debt:

	At December 31,	At March 31,
	2010	2011
	(Dollars in thousands)
Revolving Facility	$130,000	$148,000
Senior Subordinated Notes	143,404	145,850
Other debt	2,395	2,404

Total	$275,799	$296,254

Revolving Facility

On April 28, 2010, we successfully completed the refinancing of our principal revolving credit facility (“Revolving Facility”). Borrowers under the Revolving Facility are GrafTech Finance Inc. (“GrafTech Finance”) and GrafTech Switzerland S.A. (“Swissco”), both wholly-owned subsidiaries.

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

The financial covenants require us to maintain a minimum interest coverage ratio of 1.75 to 1.00 and a maximum net senior secured leverage ratio of 2.25 to 1.00, subject to adjustment for certain events. The Revolving Facility also contains a number of covenants that restrict certain corporate activities including annual capital expenditures and the payment of dividends and repurchases of our common stock. At March 31, 2011, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable.

Senior Subordinated Notes

On November 30, 2010, in connection with the Acquisitions, we issued Senior Subordinated Notes for an aggregate total face amount of $200 million. These Senior Subordinated Notes are non-interest bearing and mature in 2015, see Note 2, “Acquisitions”. Because the promissory notes are non-interest bearing, we were required to record them at their present value (determined using an interest rate of 7%). The difference between the face amount of the promissory notes and their present value is recorded as debt discount. The debt discount will be amortized using the interest method, over the life of the promissory notes. The loan balance, net of unamortized discount, was $145.9 million at March 31, 2011.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Debt

On September 30, 2009, our Spanish subsidiary received a $1.8 million economic stimulus loan from the Ministry of Industry, Government of Spain. The loan is non-interest bearing and matures in October 2024. Repayment in 10 annual installments commences in October 2015. Because the loan is non-interest bearing, we were required to record the loan at its present value (determined using an interest rate of 4.33%). The difference between the proceeds received and the present value of debt is recorded as debt discount and deferred expense. The discount is amortized to income using the interest method; the deferred charge is amortized using the same basis and over the same period as the capital projects are depreciated. The loan balance, net of unamortized discount, was $1.2 million at March 31, 2011.

Also included in other debt is a mortgage note due 2018, payable to the Pennsylvania Industrial Development Authority. The mortgage requires monthly payments of $12 thousand including interest at 3% and is collateralized by our St. Marys facility. The balance of this debt was $1.0 million at March 31, 2011.

(10)	Inventories

Inventories are comprised of the following:

	At December 31, 2010	At March 31, 2011
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$118,691	$153,969
Work in process	160,368	166,889
Finished goods	64,075	57,464

	343,134	378,322
Reserves	(2,716)	(3,534)

	$340,418	$374,788

We recognize abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) as current period charges. We are required to allocate fixed production overheads to the costs of conversion based on normal capacity of the production facilities. The unabsorbed costs were attributable to adjustments of fixed production overheads to the costs of conversion based on normal capacity versus actual levels, due to production levels at certain facilities being below normal capacity for the quarters ended March 31, 2010 and 2011. Costs in excess of normal absorption at December 31, 2010 and March 31, 2011 were $1.4 million and $1.8 million, respectively.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11)	Interest Expense

The following table presents an analysis of interest expense:

	For the Three Months Ended March 31,
	2010	2011
	(Dollars in thousands)
Interest incurred on debt	$139	$1,203
Amortization of discount on Senior Subordinated Notes	0	2,446
Amortization of debt issuance costs	326	387
Supply Chain Financing mark-up	410	360
Interest incurred on other items	31	8

Total interest expense	$906	$4,404

(12)	Other Comprehensive Income

Other comprehensive income consisted of the following:

	For the Three Months Ended March 31,
	2010	2011
	(Dollars in thousands)
Net Income	$34,953	$27,263
Other comprehensive (loss) income:
Foreign currency translation adjustments	(17,831)	8,839
Commodities and foreign currency derivatives, net of tax $181 and $3,907, respectively	107	5,531

Total comprehensive income	$17,229	$41,633

(13)	Supply Chain Financing

We are party to a supply chain financing arrangement with a third party. Under this arrangement, we essentially assign our rights to purchase needle coke from our supplier to the financing party. The financing party purchases the product from our supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment to the financing party for this needle coke includes a mark up (the “Mark-Up”). The Mark-Up is a premium expressed as a percentage of the purchase price. The Mark-Up is subject to quarterly reviews. This arrangement helps us to maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. Based on the terms of the arrangement, the total amount that we owe to the financing party may not exceed $49.3 million at any point in time.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We record the inventory once title and risk of loss transfers from the supplier to the financing party. The amount recorded as a liability to the financing party was $25.0 million and $33.5 million at December 31, 2010 and March 31, 2011, respectively.

For the three months ended March 31, 2010 and 2011, the financing party invoiced us $51.2 million and $48.5 million, respectively, for purchases of inventory under this arrangement. We recognized a Mark-Up of $0.4 million, as interest expense, in each of the three months periods ended March 31, 2010 and 2011.

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

Product Warranties

We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid amounted to $2.7 million at December 31, 2010 and $2.2 million at March 31, 2011. The following table presents the activity in this accrual for the three months ended March 31, 2011 (dollars in thousands):

Balance at January 1, 2011	$2,653
Product warranty adjustments	(400)
Payments and settlements	(64)

Balance at March 31, 2011	$2,189

(15)	Income Taxes

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

The provision for income taxes for the three months ended March 31, 2010 was tax expense of $11.8 million on pretax income of $46.8 million as compared to tax expense of $6.1 million on pretax income of $33.4 million for the three months ended March 31, 2011. The effective tax rates were 25.3% and 18.3% for the three months ended March 31, 2010 and 2011, respectively. The decrease in the effective tax rate is primarily due to jurisdictional mix of income, prior year adjustments to uncertain tax positions and changes in the utilization of attributes and related valuation allowances.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our cumulative year-to-date unrecognized tax benefits have not materially changed from the prior period. As of March 31, 2011, we had unrecognized tax benefits of $13.8 million, which would have a favorable impact on our effective tax rate. It is reasonably possible that a reduction of unrecognized tax benefits in a range of $1.5 million to $2.5 million may occur within 12 months as a result of settlements and the expiration of statutes of limitation.

We file income tax returns in the U.S. federal and state jurisdictions and various non-U.S. jurisdictions. All U.S. tax years prior to 2008 are closed by statute or have been audited and settled with the U.S. tax authorities. We are under audit in Italy for our 2006 tax year. All other non-U.S. jurisdictions are still open to examination beginning after 2005.

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

Foreign currency derivatives

We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures such as foreign currency denominated debt, sales, receivables, payables, and purchases. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. There was no ineffectiveness on these contracts during the three months ended March 31, 2011.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In 2010 and 2011, we entered into foreign forward currency derivatives denominated in the Mexican peso, Brazilian real, euro and Japanese yen. These derivatives were entered into to protect the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates between the US dollar and the Mexican peso, Brazilian real, euro and Japanese yen. As of March 31, 2011, we had outstanding Mexican peso, Brazilian real, euro, and Japanese yen currency contracts, with aggregate notional amounts of $149.7 million. The foreign currency derivatives outstanding as of March 31, 2011 have several maturity dates ranging from April 2011 to December 2011.

Commodity derivative contracts

We periodically enter into derivative contracts for certain refined oil products and natural gas. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. There was no ineffectiveness on these contracts during the three months ended March 31, 2011. As of March 31, 2011, we had outstanding derivative swap contracts for refined oil products and natural gas with aggregate notional amounts of $94.8 million and $1.3 million respectively. These contracts have maturity dates ranging from April 2011 to May 2012.

The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At December 31, 2010 and March 31, 2011, the fair values of our derivatives and their respective balance sheet locations are presented in the following table:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(Dollars in Thousands)
As of December 31, 2010
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$1,226	Other payables	$390
Commodity derivative contracts	Other current assets	803	Other current liabilities	225

Total fair value		$2,029		$615

As of March 31, 2011
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$2,351	Other payables	$2,107
Commodity derivative contracts	Other current assets	11,065	Other current liabilities	2,367

Total fair value		$13,416		$4,474

As of December 31, 2010
Derivatives designated as fair value hedges:
Foreign currency derivatives	Other receivables	$0	Other payables	$0

Total fair value		$0		$0

As of March 31, 2011
Derivatives designated as fair value hedges:
Foreign currency derivatives	Other receivables	$70	Other payables	$101

Total fair value		$70		$101

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The location and amount of realized (gains) losses on derivatives are recognized in the Statement of Income when the hedged item impacts earnings and are as follows for the three months ended March 31, 2010 and 2011:

		Amount of (Gain)/Loss Recognized (Effective Portion)
Three Months ended March 31,	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	2010	2011
		(Dollars in Thousands)
Derivatives designated as cash flow hedges:

Foreign currency derivatives	Cost of goods sold/Other (income) expense / Revenue	$(64)	$872
Commodity forward derivatives	Cost of goods sold / Revenue	$29	$238

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

•

the possibility that increases or decreases in graphite electrode manufacturing capacity (including growth by producers in developing countries), competitive pressures (including changes in, and the mix, distribution, and pricing of, their products), reduction in specific consumption rates, increases or decreases in customer inventory levels, or other changes in the graphite electrode markets may occur, which may impact demand for, prices or unit and dollar volume sales of graphite electrodes and growth or profitability of our graphite electrodes business;

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

•

the possibility that economic, political and other risks with operating globally, including national and international conflicts, terrorist acts, political and economic instability, civil unrest, and natural or nuclear calamities might interfere with our supply chains, customers or activities in a particular location;

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

•

the possibility that our outlook could be significantly impacted by, among other things, changes in United States or other monetary or fiscal policies or regulations in response to the capital markets crisis and its impact on global economic conditions, developments in North Africa, the Middle East, North Korea, and other areas of concern, the occurrence of further terrorist acts and developments (including increases in security, insurance, data back-up, energy and transportation and other costs, transportation delays and continuing or increased economic uncertainty and weakness) resulting from terrorist acts and the war on terrorism;

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

•	the possibility that our outlook could be significantly impacted by changes in demand as a result of the effect on customers of the volatility in global credit and equity markets;

•

the possibility that interruption in our major raw material, energy or utility supplies due to, among other things, natural or nuclear disasters, process interruptions, actions by producers and capacity limitations, may adversely affect our ability to manufacture and supply our products or result in higher costs;

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

For a more complete discussion of these and other factors, see "Risk Factors," in Part I, Item 1A of our 2010 Annual Report on Form 10-K.

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

Based on current International Monetary Fund (IMF) projections and other global economic forecasts, world output is projected to expand an average of 4.5 percent in 2011. However, degrees of growth will continue to vary in both advanced and emerging economies. IMF recently lowered economic forecasts slightly for the United States and several other large, developed economies, while reiterating its forecast for stronger growth in emerging economies given robust internal demand. Geopolitical uncertainty and rising commodity prices, specifically oil, have elevated risk to the stability of the global economic recovery.

Global steel operating rates continued to rise in the first quarter of 2011, due to the improving global economic situation, lower steel inventories, and slowly improving demand from key steel end-markets, such as automotive, construction, and appliances.

Based on published reports, global steel capacity utilization was approximately 82% for the three months ended March 31, 2011, an increase of 2.9 percentage points compared to the same period last year. The United States steel industry operated at approximately 74% for the three months ended March 31, 2011 compared to 68% utilization for the three months ended March 31, 2010. For the United States, this is an increase of 6.3 percentage points.

Industrial materials demand is primarily linked with the global production of steel in an electric arc furnace and, to a lesser extent, with the total production of steel and certain other metals. During the three months ended March 31, 2011, global steel production, excluding China, increased by 9% compared to the same period last year. China’s steel production increased by an estimated 9% during the three months ended March 31, 2011, contributing to global steel production increase of 9%. Based on industry projections, the total steel production for the second quarter 2011 will be approximately 377 million metric tons, an increase of approximately 4% compared to the same period last year and slightly higher than the first quarter of 2011.

EAF steel production has followed a similar trend as overall steel production. During the three months ended March 31, 2011, estimated EAF steel production, excluding China, increased by 11% compared to the same period last year. China’s estimated EAF steel production increased by 9% during the three months ended March 31, 2011, contributing to an estimated global EAF steel production increase of 11%. EAF steel production for the second quarter of 2011 will be approximately 109 million metric tons, an estimated increase of approximately 5% compared to the same period last year and slightly higher than the first quarter of 2011.

Generally, changes in graphite electrode demand have tracked changes in EAF steel production. We continue to expect 2011 results to benefit from improved volumes in our graphite electrode business; however, this impact will be partially offset due to pressure on average graphite electrode selling prices.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

If in 2011 the IMF projections and other economic forecasts described above were to materialize, we would then expect the following results:

•

Earnings before interest, taxes, depreciation and amortization would be in the range of $285 million to $315 million, calculated as Operating Income of $200 million to $230 million, plus depreciation and amortization of approximately $85 million;

•	Overhead expense (selling and administrative and research and development expenses) would be in the range of $145 million to $155 million;

•	Capital expenditures would be approximately $135 million to $150 million;

•	Depreciation and amortization expense would be approximately $85 million;

•	The effective tax rate would be in the range of 22 percent to 24 percent;

•	Cash flow from operations would be in the range of $185 million to $215 million.

Our outlook could be significantly impacted by, among other things, factors described under “Forward Looking Statements and Risks” in this Report. For a more complete discussion of these and other factors, see “Risk Factors” in the Annual Report.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Results of Operations and Segment Review

Three Months Ended March 31, 2010 as Compared to Three Months Ended March 31, 2011.

The tables presented in our period-over-period comparisons summarize our consolidated statements of income and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the three months ended March 31, 2010 and 2011. Throughout our MD&A, changes that are less than 5% or less than $1.0 million, are deemed to be not meaningful and are designated as “NM”.

(in thousands, except per share data and % change)

	For the
	Three Months Ended
	March 31,		Increase	%
	2010	2011	(Decrease)	Change
Net sales	$215,664	$306,137	$90,473	42
Cost of sales	146,370	233,202	86,832	59

Gross profit	69,294	72,935	3,641	5
Research and development	2,435	3,070	635	NM
Selling and administrative expenses	22,233	32,219	9,986	45

Operating income	44,626	37,646	(6,980)	(16)
Equity in losses of non-consolidated affiliate	774	0	(774)	NM
Other (income) expense, net	(3,259)	9	3,268	(100)
Interest expense	906	4,404	3,498	386
Interest income	(561)	(129)	(432)	NM

Income before provision for income taxes	46,766	33,362	(13,404)	(29)
Provision for income taxes	11,813	6,099	(5,714)	(48)

Net income	$34,953	$27,263	$(7,690)	(22)

Basic income per common share:	$0.29	$0.19	$(0.10)
Diluted income per common share:	$0.29	$0.19	$(0.10)

Net sales. We experienced higher sales for both of our operating segments as a result of the global economic recovery. Our acquisitions of Seadrift, the St. Marys facility, and Micron Research resulted in $65.4 million of additional sales in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Excluding sales from acquisitions, net sales increased $25.1 million, due primarily to volume increases.

Net sales, by operating segment for the three months ended March 31, 2010 and 2011 were:

(in thousands, except per % change)

	For the
	Three Months Ended
	March 31,		Increase	%
	2010	2011	(Decrease)	Change
Industrial Materials	$182,423	$263,484	$81,061	44
Engineered Solutions	33,241	42,653	9,412	28

Total net sales	$215,664	$306,137	$90,473	42

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Our analysis of the percentage change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	54%	(9%)	0%	45%
Engineered Solutions	27%	1%	0%	28%

Net sales. Net sales for our Industrial Materials segment increased significantly in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to higher graphite electrode sales volume, including increases due to the St. Marys facility acquisition, as well as additional sales related to the addition of our acquired needle coke and related by-products business to this segment. These acquisitions resulted in $65.0 million in additional sales. Graphite electrode demand continued to recover in 2011, however, this demand increase was offset partially by a decline in the average selling price of approximately 7%.

Our Engineered Solutions segment saw increased sales due to higher volumes in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, particularly related to solar applications and natural graphite products for use in electronics.

Cost of sales. For the three months ended March 31, 2011, we experienced increases in cost of sales of $66.9 million as a result of increased sales volumes, primarily resulting from our acquisitions, and the $6.2 million impact of purchase accounting adjustments. Our Industrial Materials segment was further negatively impacted by changes in foreign currency, which increased costs by an additional $5.8 million. Input costs related to needle coke increased approximately $10.5 million.

Needle coke is the primary raw material in the manufacture of graphite electrodes. Although we now purchase a portion of our needle coke requirements from Seadrift, our production in the first quarter of 2011 primarily used needle coke purchased primarily from third party suppliers in 2010, prior to the Seadrift acquisition. Higher needle coke costs have increased our cost of goods sold in the three months ended March 31, 2011 when compared to the same period in 2010. Our profitability depends on our ability to pass this increased cost to customers.

Selling and administrative expenses. Increased sales drove higher sales commissions during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The sales and administrative expenses related to the employees of our acquired businesses increased sales and administrative expense $4.5 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The amortization of acquired intangibles resulted in $4.2 million of expense in the three months ended March 31, 2011.

Equity in losses of non-consolidated affiliate. During the period ended March 31, 2010 our equity in losses of our non-consolidated affiliate was $0.8 million. On November 30, 2010, we acquired from the equity holders of Seadrift 81.1% of the equity interests of Seadrift that we did not already own, and Seadrift is now included in our consolidated results of operations.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Interest expense. Interest expense increased $3.5 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to the amortization of the discount on the Senior Subordinated Notes issued as part of the acquisitions of Seadrift and the St. Marys facility, as well as increased interest due to higher borrowings under our Revolving Facility, done primarily to fund the our acquisitions.

Other (income) expense, net. Other (income) expense, net represented income of $3.3 million for the three months ended March 31, 2010, compared to expense of $0.1 million for the three months ended March 31, 2011. The primary driver of this change is remeasurement of non-dollar denominated inter-company loan. For the three months ended March 31, 2010, currency gains totaled $3.7 million, compared to currency losses of $0.6 million for the three months ended March 31, 2011. During the three months ended March 31, 2011, we also recorded other income of $0.7 million resulting from the collection of an acquired account receivable at an amount in excess of its estimated fair value at the acquisition date, as well as the release of the final $0.1 million escrow balance related to our Caserta, Italy sale.

Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the three months ended March 31, 2010 and 2011:

	For the
	Three Months Ended
	March 31,
	2010	2011
	(Dollars in thousands)
Industrial Materials	$42,894	$34,198
Engineered Solutions	1,732	3,448

Total segment operating income	$44,626	$37,646

The percentage relationship of operating expenses, to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	For the Three Months Ended
	March 31,
	(Percentage of sales)
	2010	2011	Change
Industrial Materials	76%	87%	11%
Engineered Solutions	95%	92%	(3%)

Segment operating costs and expenses as a percentage of sales for Industrial Materials increased 11 percentage points to 87% in the three months ended March 31, 2011. The total operating costs and expenses increased $89.8 million from the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase in total operating costs was a result of volume increases of $61.2 million, due in part to increased volumes as a result of our acquisitions as well as unfavorable currency increases of $5.8 million. Input costs related to needle coke increased $10.5 million in the three months ended March 31, 2011 as compared to the same period in 2010.

Segment operating costs and expenses as a percentage of sales for Engineered Solutions remained relatively flat at 92% for the three months ended March 31, 2011. In total, operating costs increased $7.7 million as a result of higher volumes.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Provision for income taxes. The provision for income taxes for the three months ended March 31, 2010 was a tax expense of $11.8 million on pretax income of $46.8 million as compared to tax expense of $6.1 million on pretax income of $33.4 million for the three months ended March 31, 2011. The effective tax rates were 25.2% and 18.3% for the three months ended March 31, 2010 and 2011, respectively. The decrease in the effective tax rate is primarily due to jurisdictional mix of income, prior year adjustments to uncertain tax positions and changes in the utilization of attributes and related valuation allowances.

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

During the three months ended March 31, 2011, the average exchange rate for the Brazilian real, Mexican peso, South African rand and Japanese yen increased about 8.1%, 5.9%, 7.3% and 10.3% respectively, when compared to their respective average exchange rates for the three months ended March 31, 2010. During the three months ended March 31, 2011 the euro decreased 1.1%, when compared to its average exchange rate for the three months ended March 31, 2010.

For net sales of Industrial Materials, the impact of changes in the average exchange rates for the period was a decrease of $0.2 million in the three months ended March 31, 2011. For the cost of Industrial Materials, the impact of these events was an increase of $5.8 million in the three months ended March 31, 2011.

As part of our cash management, we also have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Income. Our Switzerland location is party to many of these loans. Effective January 1, 2011, the functional currency of this location was switched to the U.S. dollar, as the majority of these loans and the purchases made are denominated in the U.S. dollar. This change minimizes our exposure to exchange rate changes related to our intercompany loans.

We had a net total currency gain of $3.7 million in the three months ended March 31, 2010 as compared to a net total currency loss of $0.6 million in the three months ended March 31, 2011, primarily due to the remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities.

We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by changes in currency exchange rates, as described under “Part I, Item 3–Quantitative and Qualitative Disclosures about Market Risk”.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Liquidity and Capital Resources

Global capital markets have been, and may continue to be, disrupted and volatile. The cost and availability of funding has been and may continue to be adversely affected by illiquid credit markets. We believe that we have adequate liquidity, including availability under our Revolving Facility, to meet all of our present operating needs. Continued turbulence in the U.S. and international financial markets, however, could adversely affect the cost and availability of financing to us in the future.

Our financing obligations are as follows:

	At December 31, 2010	At March 31, 2011
	(Dollars in thousands)
Short-term debt	$155	$2,645
Supply chain financing liability	24,959	33,529

Total current financing liabilities	25,114	36,174

Long-term debt	275,799	296,254

Total financing liabilities	$300,913	$332,428

At March 31, 2011, we had cash and cash equivalents of $11.2 million, long-term debt of $296.3 million and stockholders' equity of $1,275.2 million. We also have $103.8 million available through our Revolving Facility. As part of our cash management activities, we manage accounts receivable credit risk, collections, and accounts payable vendor terms to maximize our free cash at any given time and minimize accounts receivable losses.

We have an accounts receivable factoring arrangement in place that provides additional working capital liquidity of up to $25.0 million. We did not sell any receivables under this arrangement during the three months ended March 31, 2010 or 2011.

Our sources of funds have consisted principally of cash flow from operations, debt including our Revolving Facility, equity financings, and supply chain financings. Our uses of those funds (other than for operations) have consisted principally of capital expenditures, payment of pension and post-retirement contributions, debt reductions, purchases of treasury shares and other obligations. As of March 31, 2011, we have several future obligations accrued that will utilize a significant amount of such funds. These obligations include our employee incentive compensation payout of approximately $16.8 million, which was during the second quarter of 2011.

Lower sales volumes for our products and reduced credit quality of our customers may limit the amount of receivables that we sell in the future. The receivables facility automatically renewed for a one year period on June 30, 2010 and it automatically renews each year thereafter unless a termination notice is sent by either party 30 days prior to the applicable June 30.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

We are party to a supply chain financing arrangement with a third party that provides additional working capital liquidity of up to $50 million. Under this arrangement, we essentially assigned our rights to purchase needle coke from our supplier to the financing party. The financing party purchases the product from our supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment to the financing party for this needle coke includes a mark up (the “Mark-Up”). For the first three months of 2011 the Mark-Up was based on 2 month LIBOR plus a margin of 2.5%. The Mark-Up is subject to quarterly reviews. In effect, we have a longer period of time to pay the financing party than by purchasing directly from the supplier which helps us maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. During the three months ended March 31, 2011, the financing party invoiced us $48.5 million and we had net borrowings of $8.6 million for purchases of inventory under this arrangement, including a Mark-Up of $0.4 million.

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

At March 31, 2011, we had outstanding borrowings drawn from the Revolving Facility of $150.5 million, and $103.8 million was available (after consideration of outstanding letters of credit of $5.7 million). It is possible that our future ability to borrow under the Revolving Facility will be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Revolving Facility.

The interest rate applicable to the Revolving Facility is, at GrafTech's option, either LIBOR plus a margin ranging from 2.50% to 3.50% (depending on our total net leverage ratio and/or senior unsecured rating) or, in the case of dollar denominated loans, the alternate base rate plus a margin ranging from 1.50% to 2.50% (depending upon such ratio or rating). The alternate base rate is the highest of (i) the prime rate announced by JP Morgan Chase Bank, N.A., (ii) the federal fund effective rate plus 0.50% and (iii) the London interbank offering rate (as adjusted) for a one-month interest period plus 1.00%. GrafTech Finance and Swissco pay a per annum fee ranging from 0.375% to 0.750% (depending on such ratio or rating) on the undrawn portion of the commitments under the Revolving Facility.

At March 31, 2011, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable. These covenants include maintaining an interest coverage ratio of at least 1.75 to 1.00 and a maximum net senior secured leverage ratio of 2.25 to 1.00, subject to adjustment based on a rolling average of the prior four quarters. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants through maturity of our Revolving Facility. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

At March 31, 2011, approximately 50% of our debt consists of fixed rate or zero interest rate obligations compared to 53% at December 31, 2010.

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

Certain of our obligations could have a material impact on our liquidity. Cash flow from operations and from financing activities services payment of our obligations, including our incentive compensation program payout in the second quarter of 2011, thereby reducing funds available to us for other purposes. Although we currently have $103.8 million of additional borrowing capacity under the Revolving Facility, continued improvement, or another downturn, in the global economy may require increased borrowings under our Revolving Facility, particularly if our accounts receivable and supply chain financing arrangements are terminated. An improving economy, while resulting in improved results of operations and cash flows, could require significant cash requirements to purchase inventories and pay other obligations as accounts receivable increase. A downturn could significantly negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.

Based on expected operating results and expected cash flows, we expect to be in compliance with our existing financial covenants in 2011. However, we cannot predict whether additional or more restrictive covenants, if any, may result from a new credit arrangement or our ability to comply therewith.

In order to seek to minimize our credit risks, we limit our sales of, or refuse to sell (except for cash on delivery or under letters of credit), our products to some customers and potential customers. In the current economic environment, our customers may experience liquidity shortages or difficulties in obtaining credit, including letters of credit. Our unrecovered trade receivables worldwide have not been material during the last 3 years individually or in the aggregate. We cannot assure you that we will not be materially adversely affected by accounts receivable losses in the future. In addition, we have historically factored a portion of our accounts receivable and used the proceeds to reduce debt. Our ability to factor accounts receivable in the future may be limited by reduced credit ratings of customers or by a reduction in the amount permitted to be financed under the arrangement.

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

Related Party Transactions. In late June and early July 2009, our then non-consolidated affiliate, Seadrift Coke L.P. (“Seadrift”), entered into agreements to borrow up to $17.0 million from certain of its shareholders, which included GrafTech. We agreed to loan up to $8.5 million and on July 2, 2009, we loaned Seadrift $6.0 million.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

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

Cash Flows.

The following is a discussion of our cash flow activities:

	For the
	Three Months Ended
	March 31,
	2010	2011
	(Dollars in millions)
Cash flow provided by (used in):
Operating activities	$20.4	$(1.1)
Investing activities	(4.5)	(30.3)
Financing activities	23.0	29.4

Operating Activities

Cash flow from operating activities represents cash receipts and cash disbursements related to all our activities other than to investing and financing activities. Operating cash flow is derived by adjusting net income for:

•	Non-cash items such as depreciation and amortization; post retirement obligations, severance and pension plan changes; stock-based compensation charges

•	Gains and losses attributed to investing and financing activities such as gains and losses on the sale of assets and unrealized currency transaction gains

•	Changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations

The net impact of the changes in working capital (operating assets and liabilities), which are discussed in more detail below, include the impact of changes in: receivables, inventories, prepaid expenses, accounts payable, accrued liabilities, interest payable, and payments of other current liabilities.

We continue to attempt to maximize our operating cash flows by continuing to improve those working capital items that are most directly affected by changes in sales volume, such as accounts receivable, inventories and accounts payable.

During the three months ended March 31, 2010, changes in working capital resulted in a net use of funds of $13.3 million which was impacted by:

•

cash outflows of $7.6 million from the increase in accounts receivable, net of the cash inflows of factoring of $1.1 million, which are due primarily to increased sales for the period and the limited use of factoring;

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

•	cash outflows for inventories of $21.0 million primarily due to the increased sales volume; and

•	net cash inflows of $17.8 million from an increase in accounts payable and accruals through normal operations and inventory purchases.

During the three months ended March 31, 2011, changes in working capital resulted in a net use of funds of $54.6 million which was impacted by:

•	cash outflows of $17.1 million from the increase in accounts receivable, which are due primarily to increased sales for the period;

•	cash outflows for inventories of $30.5 million primarily due to higher raw material purchase volumes, at increased prices, needed to satisfy the growing sales volumes; and

•	net cash outflows of $5.4 million from a decrease in accounts payable and accruals through normal operations.

Investing Activities.

Net cash used in investing activities was $4.5 million during the three months ended March 31, 2010 and included capital expenditures of $10.8 million, which was offset by proceeds received on our loan to our non-consolidated affiliate of $6.0 million.

Net cash used in investing activities was $30.3 million during the three months ended March 31, 2011 and included capital expenditures of $23.8 million, as well as a payment of $6.5 million related to the acquisition of the net assets of Micron Research Corporation.

Financing Activities.

Net cash flow provided by financing activities was $23.0 million during the three months ended March 31, 2010 and included net borrowings under our supply chain financing arrangement of $24.7 million, offset by purchases of treasury shares of $1.1 million and reductions in other short-term debt arrangements of $1.1 million.

Net cash flow provided by financing activities was $29.4 million during the three months ended March 31, 2011 and included net borrowings of $18.0 million under our Revolving Facility, net borrowings under our supply chain financing arrangement of $8.6 million, and proceeds of $2.5 from short-term debt arrangements.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Restrictions on Dividends and Stock Repurchases

A description of the restriction on our ability to pay dividends and our ability to repurchase common stock is set forth under “Item 5 – Dividend Policies and Restrictions” in the Annual Report and such description is incorporated herein by reference. Such description contains all of the information required with respect thereto.

Recent Accounting Pronouncements

We discuss recently adopted accounting standards on page 6 in Note 1, “Interim Financial Presentation and New Accounting Standards” of Notes to the Consolidated Financial Statements.

Description of Our Financing Structure

We discuss our financing structure in more detail on page 17 in Note 9, “Long-Term Debt and Liquidity” of Notes to the Consolidated Financial Statements.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from changes in interest rates, currency exchange rates, energy commodity rates and commercial energy rates. We, from time to time, routinely enter into various transactions that have been authorized according to documented policies and procedures to manage these well-defined risks. These transactions relate primarily to financial instruments described below. Since the counterparties, if any, to these financial instruments are large commercial banks and similar financial institutions, we do not believe that we are exposed to material counterparty credit risk. We do not use financial instruments for trading purposes.

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

The outstanding foreign currency derivatives at December 31, 2010 and March 31, 2011 represented a net unrealized gain of $0.8 million and $0.2 million, respectively.

Energy Commodity Management. We periodically enter into commodity derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas, and refined oil product exposure. The outstanding contracts at December 31, 2010 and March 31, 2011 represented a net unrealized gain of $0.6 million $8.7 million, respectively.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Sensitivity Analysis. We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates on gross margin and changes in interest rates on interest expense. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for the three months ended March 31, 2011 by approximately $1.7 million. Based on this analysis, a hypothetical increase in interest rates of 1,000 basis points (10%) would have increased our interest expense by $3.8 million for the for the three months ended March 31, 2011.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer has concluded that these controls and procedures are effective at the reasonable assurance level as of March 31, 2011.

Changes in Internal Controls over Financial Reporting. We acquired Seadrift and St. Marys during the fourth quarter of 2010. We have extended the Section 404 compliance program under the Sarbanes-Oxley Act and the applicable rules and regulations under the Act to include Seadrift and St. Marys. We will report on the Assessment of the effectiveness of internal controls over financial reporting for the combined operations at December 31, 2011. There have been no other changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2011 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings

The information required by this Item is set forth on page 20 in Note 14, “Contingencies” of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A. Risk Factors

Risks related to our defined benefit pension plans may adversely impact our results of operations and cash flow.

Significant changes in actual investment return on pension assets, discount rates, and other factors could adversely affect our results of operations and pension contributions in future periods. U.S. generally accepted accounting principles require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for our U.S. pension plans may become more significant. However, the ultimate amounts to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to pension funding obligations. For a discussion regarding the significant assumptions used to estimate pension expense, including discount rate and the expected long-term rate of return on plan assets see Note 12 in our 2010 Annual Report on Form 10-K.

For a more complete discussion of these and other factors, see "Risk Factors," in Part I, Item 1A of our 2010 Annual Report on Form 10-K.

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

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2011	307	$19.78	0	2,051,905
February 1 through February 28, 2011	28,894	20.01	0	2,051,905
March 1 through March 31, 2011	5,209	20.63	0	2,051,905

*	Including purchases of vested restricted stock shares from employees as payment for the withholding taxes due upon the vesting or payment of stock awards.

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 3. Defaults upon Senior Securities

None.

Item 4. [Removed and Reserved.]

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits listed in the following table have been filed as part of this Report.

Exhibit Number	Description of Exhibit

18.1	Letter on Change in Accounting Principle

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President, Chairman of the Board and Acting Chief Financial Officer (Principal Executive Officer)

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President, Chairman of the Board and Acting Chief Financial Officer (Principal Accounting Officer)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President, Chairman of the Board and Acting Chief Financial Officer. (Principal Executive Officer)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President, Chairman of the Board and Acting Chief Financial Officer (Principal Accounting Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.

Date: April 27, 2011	By:	/s/ Craig S. Shular
Craig S. Shular Chief Executive Officer, President, Chairman of the Board and Acting Chief Financial Officer (Principal Executive Officer) (Principal Accounting Officer)