Form 10-K/A
period 2010-12-31
GRAFTECH INTERNATIONAL LTD
filed 2011-05-13
CIK 931148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required under Part III is incorporated by reference from the GrafTech International Ltd. Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2011, which was filed on April 14, 2011.

GrafTech International Ltd. Form 10-K/A

Explanatory Note

GrafTech International Ltd. is filing this Form 10-K/A to reflect in its Annual Report on Form 10-K for the year ended December 31, 2010 the effect of the retrospective application of an election it has made in 2011 to change its method of recognizing actuarial gains and losses for its defined benefit pension plans and other postretirement benefit plans (herein referred to as “OPEB”) and its method of calculating the expected return on plan assets. For an explanation of the changes in accounting method and a summary of the impacts of all adjustments made to the financial statements see Note 1 “Business and Summary of Significant Accounting Policies – Changes in Accounting Policy Regarding Pension and Other Postretirement Benefits” of the Notes to the Consolidated Financial Statements included in Item 8 of this Report on Form 10-K/A.

We have amended the preliminary Notes and Items 1, 6, 7, and 8 of our Report on Form 10-K to reflect the effects of the retrospective application of our changes in accounting method. We have also updated Part III – Executive Officers of our Report on Form 10-K for an event that occurred subsequent to the original filing of the Form 10-K.

This Form 10-K/A has not been updated for other events or information subsequent to the date of filing of the original Form 10-K, except as above. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our original Report on Form 10-K.

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

“MTM Adjustment” refers to our accounting policy regarding pension and other postretirement benefits whereby we immediately recognize the change in the fair value of plan assets (referred to as “mark-to-market”) and net actuarial gains and losses annually in the fourth quarter of each year.

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

Research and development expenses amounted to $12.2 million, $9.4 million and $12.2 million in 2008, 2009 and 2010, respectively.

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

Information in Items 6, 7, and 8 for the years ended December 31, 2006, 2007, 2008, 2009, and 2010 has been revised, as applicable, for the retrospective application of our change in accounting policy for recognizing pension and other postemployment benefit plans expense. See Note 1, “Change in Accounting Policy Regarding Pension and Other Postretirement Benefits” of the Notes to Consolidated Financial Statements for a discussion of the change and the impacts for the years ended December 31, 2008, 2009, and 2010.

The data set forth below should be read in conjunction with “Part I. Preliminary Notes-Important Terms,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,
	2006 (1)	2007 (1)	2008 (1)	2009 (1)	2010 (1)
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$855,433	$1,004,818	$1,190,238	$659,044	$1,006,993
Income from continuing operations (a)	27,697	162,220	184,157	15,708	174,660
Basic earnings per common share:
Income from continuing operations	$0.28	$1.61	$1.65	$0.13	$1.42
Income (loss) from discontinued operations (b)	0.50	(0.02)	—	—	—

Net income	$0.78	$1.59	$1.65	$0.13	$1.42

Weighted average common shares outstanding (in thousands)	97,965	100,468	111,447	119,707	122,621

Diluted earnings per common share:
Income from continuing operations	$0.28	$1.50	$1.60	$0.13	$1.41
Income (loss) from discontinued operations (b)	0.50	(0.02)	—	—	—

Net income	$0.78	$1.48	$1.60	$0.13	$1.41

Weighted average common shares outstanding (in thousands)	98,582	116,343	119,039	120,733	123,453

Balance sheet data (at period end):
Total assets	$918,040	$875,878	$943,129	$892,608	$1,913,183
Other long-term obligations (c)	103,408	94,010	118,272	108,267	114,728
Total long-term debt	631,108	399,586	50,557	1,467	275,799

Other financial data:
Net cash provided by operating activities	$64,181	$130,772	$248,636	$170,329	$144,922
Net cash provided by (used in) investing activities	118,538	(26,525)	(209,858)	(60,110)	(321,552)
Net cash (used in) provided by financing activities	(39,568)	(199,726)	(80,215)	(72,875)	138,240

(1)

The impacts of the adjustments resulting from the retrospective application of our change in accounting policy for recognizing pension and other postemployment benefits plans expense are summarized below (dollars in thousands, except per share):

Statement of Operations Data
	Previously Reported	Revised	Effect of Change
Year Ended December 31, 2010
Income from continuing operations	$175,068	$174,660	($408)
Basic earnings per common share:
Income from continuing operations	1.43	1.42	(0.01)
Net income	1.43	1.42	(0.01)
Diluted earnings per common share:
Income from continuing operations	1.42	1.41	(0.01)
Net income	1.42	1.41	(0.01)

Year Ended December 31, 2009
Income from continuing operations	12,550	15,708	3,158
Basic earnings per common share:
Income from continuing operations	0.10	0.13	0.03
Net income	0.10	0.13	0.03
Diluted earnings per common share:
Income from continuing operations	0.10	0.13	0.03
Net income	0.10	0.13	0.03

Year Ended December 31, 2008
Income from continuing operations	200,515	184,157	(16,358)
Basic earnings per common share:
Income from continuing operations	1.80	1.65	(0.15)
Net income	1.80	1.65	(0.15)
Diluted earnings per common share:
Income from continuing operations	1.74	1.60	(0.14)
Net income	1.74	1.60	(0.14)

Year Ended December 31, 2007
Income from continuing operations	148,673	162,220	13,547
Basic earnings per common share:
Income from continuing operations	1.48	1.61	0.13
Net income	1.46	1.59	0.13
Diluted earnings per common share:
Income from continuing operations	1.39	1.50	0.11
Net income	1.37	1.48	0.11

Year Ended December 31, 2006
Income from continuing operations	35,437	27,697	(7,740)
Basic earnings per common share:
Income from continuing operations	0.36	0.28	(0.08)
Net income	0.86	0.78	(0.08)
Diluted earnings per common share:
Income from continuing operations	0.36	0.28	(0.08)
Net income	0.86	0.78	(0.08)
(a)	Income from continuing operations by period includes

For the Year Ended December 31, 2006:

•	a $10.0 million restructuring expense associated with the rationalization of our graphite electrode facilities, including those in France and the United States,

•	a $1.8 million expense associated with the closure of our graphite electrodes manufacturing operations in Caserta, Italy,

•	a $1.4 million expense associated with the relocation of our corporate headquarters from Wilmington, Delaware to Parma, Ohio,

•	a $2.7 million expense for severance and other costs related to the shutdown of our carbon electrode production operations in Columbia, Tennessee,

•	a $6.6 million impairment for the abandonment of capitalized costs related to our enterprise resource planning system, caused by indefinite delays in the implementation of remaining facilities,

•	a $1.4 million impairment for the write-down of long-lived assets in our former Etoy, Switzerland facility, as the estimated fair value less selling costs exceeded book value,

•	a $0.8 million loss for the abandonment of certain long-lived assets associated with the accelerated closing of our carbon electrode facility in Columbia, Tennessee,

•	a $1.7 million loss for the abandonment of certain fixed assets related to our graphite electrode operations,

•	a $2.5 million expense for the settlement of three foreign customer lawsuits associated with anti-trust lawsuits and related items,

•	a $23.3 million expense for our incentive compensation program,

•	a $18.7 million loss for MTM Adjustment for our pension and OPEB benefit plans.

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

•	a $23.5 million expense for our incentive compensation program,

•	a $23.7 million gain from the sale of our Caserta, Italy facility,

•	a $1.3 million gain from the sale of our Vyazma, Russia facility,

•	a $13.0 million loss on extinguishment on the repurchase of Senior Notes,

•	a $2.3 million ($0.7 million, net of tax) discontinued operations gain for purchase price adjustments related to our cathodes sale that occurred in December 2006,

•	a $1.5 million overstatement of income tax expense from continuing operations related to the correction of our invalid “check the box” tax election made for our Swiss entity in 2004,

•	a $4.4 million expense for the settlement of our pension obligations in South Africa,

•	a $3.5 million gain for the MTM Adjustment for our pension and OPEB benefit plans.

For the Year Ended December 31, 2008:

•	a $6.8 million loss on extinguishment on the repurchase of Senior Notes,

•	a $4.1 million gain on derecognition of the Debentures,

•	a $9.0 million expense for the Make-Whole provision in connection with the derecognition of the Debentures,

•	a $22.1 million expense for our incentive compensation program,

•	a $2.8 million benefit to our income tax provision for tax holidays, exemptions, and credits in various jurisdictions,

•	a $34.5 million write down of our investment in a non-consolidated affiliate and our $1.7 million share of its losses,

•	a $32.2 million loss for the MTM Adjustment for our pension and OPEB benefit plans.

For the Year Ended December 31, 2009:

•	a $52.8 million write down of our investment in a non-consolidated affiliate and our $2.7 million share of its losses

•	a $4.3 million gain for the derecognition of our liability for Brazil excise tax,

•	a $1.0 million gain from the sale of our Caserta, Italy facility,

•	a $0.4 million loss on extinguishment on the repurchase of the remaining Senior Notes outstanding,

•	a $5.1 million benefit to our income tax provision for tax holidays, exemptions, and credits in various jurisdictions,

•	a $22.8 million valuation allowance expense for deferred tax assets that might not be realized,

•	a $1.7 million loss for the MTM Adjustment for our pension and OPEB benefit plans.

For the Year Ended December 31, 2010 (Seadrift and C/G are included in our Consolidated Financial Statements beginning as of December 1, 2010):

•	a $15.2 million expense for Seadrift and C/G acquisition-related costs,

•	a $4.9 million benefit from the equity in earnings of our then non-consolidated affiliate,

•	a $9.6 million gain from the acquisition of the remaining 81.1% equity interest in our previously non-consolidated affiliate,

•	a $16.8 million expense for our incentive compensation program,

•	a $4.8 million benefit to our income tax provision for tax holidays, exemptions, and credits in various jurisdictions,

•	a $30.3 million deferred tax asset valuation allowance release as a result of the 2010 acquisitions,

•	a $7.4 million loss for the MTM Adjustment for our pension and OPEB benefit plans.

(b)	Income (loss) from discontinued operations is comprised of the cathode business which we sold in December 2006.

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

	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)
	(Dollars in thousands, except per share data)
2010 (a)
Net sales	$215,664	$254,854	$255,236	$281,239
Gross profit	69,294	75,918	76,223	67,816
Net income (b)	34,953	40,747	26,037	72,923
Basic earnings per common share	$0.29	$0.34	$0.22	$0.57
Diluted earnings per common share	$0.29	$0.34	$0.21	$0.56

	First Quarter (5)	Second Quarter (6)	Third Quarter (7)	Fourth Quarter (8)
	(Dollars in thousands, except per share data)
2009 (a)
Net sales	$134,026	$157,774	$164,879	$202,365
Gross profit	32,780	46,342	47,187	63,338
Net income (loss) (c)	9,099	(36,461)	7,494	35,576
Basic earnings (loss) per common share	$0.08	$(0.30)	$0.06	$0.30
Diluted earnings (loss) per common share	$0.08	$(0.30)	$0.06	$0.29

(a)

As revised for the change in our method of recognizing pension and other postemployment benefit plans expense. See Note 1 of the Notes to Consolidated Financial Statements for a discussion of the change and the impacts of the change for the years ended December 31, 2009 and 2010.

(1)

For the quarter ended March 31, 2010 our retrospective change in recognizing pension and other postemployment benefit plans expense increased Gross profit by $1.2 million, Net income by $1.4 million, Basic earnings per common share by $0.01 and Diluted earnings per common share by $0.01.

(2)

For the quarter ended June 30, 2010 our retrospective change in recognizing pension and other postemployment benefit plans expense increased Gross profit by $1.2 million, Net income by $1.4 million, Basic earnings per common share by $0.01 and Diluted earnings per common share by $0.02.

(3)

For the quarter ended September 30, 2010 our retrospective change in recognizing pension and other postemployment benefit plans expense increased Gross profit by $1.2 million, Net income by $1.4 million, Basic earnings per common share by $0.02 and Diluted earnings per common share by $0.01.

(4)

For the quarter ended December 31, 2010 our retrospective change in recognizing pension and other postemployment benefit plans expense decreased Gross profit by $3.7 million, Net income by $4.7 million, Basic earnings per common share by $0.03 and Diluted earnings per common share by $0.04.

(5)

For the quarter ended March 31, 2009 our retrospective change in recognizing pension and other postemployment benefit plans expense increased Gross profit by $0.1 million, Net income (loss) by $0.1 million, Basic earnings (loss) per common share by $0.01 and Diluted earnings (loss) per common share by $0.01.

(6)

For the quarter ended June 30, 2009 our retrospective change in recognizing pension and other postemployment benefit plans expense increased Gross profit by $0.1 million, Net income (loss) by $0.1 million, Basic (loss) per common share by $0.01 and Diluted (loss) per common share by $0.01.

(7)

For the quarter ended September 30, 2009 our retrospective change in recognizing pension and other postemployment benefit plans expense increased Gross profit by $0.1 million and Net income (loss) by $0.1 million.

(8)

For the quarter ended December 31, 2009 our retrospective change in recognizing pension and other postemployment benefit plans expense decreased Gross profit by $3.4 million, increased Net income (loss) by $1.3 million, and increased Basic earnings (loss) per common share by $0.01 and Diluted earnings (loss) per common share by $0.01.

(b)	Net income by quarter for 2010 includes the following:

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

Income of $2.6 million from the equity in earnings of investment of our then non-consolidated affiliate, Seadrift, in the fourth quarter,

Income of $9.6 million relating to the gain recorded after the acquisition of the remaining 81.1% equity interest in our previously non-consolidated affiliate in the fourth quarter; and

A loss of $7.4 million for the MTM Adjustment for our pension and OPEB benefit plans in the fourth quarter

(c) Net income (loss) by quarter for 2009 includes the following:

A $52.8 million write down of our investment in a non-consolidated affiliate in the second quarter,

A credit of $0.8 million for the reduction of our liability for Brazilian excise taxes in the third quarter,

A gain of $3.5 million for the derecognition of our liability for Brazilian excise taxes in the fourth quarter,

An expense of $0.6 million related to the early termination of our information technology outsourcing services agreement in the fourth quarter,

A U.S. income tax expense of $4.1 million resulting from the currency gain realized on the repayment of intercompany loans in the fourth quarter; and

A loss of $1.7 million for the MTM Adjustment for our pension and OPEB benefit plans in the fourth quarter.

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

Results of Operations for 2010 as Compared to 2009

(in thousands, except per share data and % change)

	2009	2010	Increase (Decrease)	% Change
Net sales	$659,044	$1,006,993	$347,949	53
Cost of sales	469,397	717,742	248,345	53

Gross profit	189,647	289,251	99,604	53
Research and development	9,390	12,202	2,812	30
Selling and administrative expenses	79,929	119,009	39,080	49

Operating income	100,328	158,040	57,712	58
Equity in losses (earnings) of, write-down of investment in and gain recorded on non-consolidated affiliate	55,488	(14,500)	(69,988)	(126)
Other expense (income), net	1,868	(4,768)	(6,636)	(355)
Interest expense	5,609	5,076	(533)	NM
Interest income	(1,047)	(1,333)	286	NM

Income before provision for income taxes	38,410	173,565	135,155	352
Provision (benefit) for income taxes	22,702	(1,095)	(23,797)	(105)

Net income	$15,708	$174,660	$158,952	1,012

Basic income per common share	$0.13	$1.42	$1.29
Diluted income per common share	$0.13	$1.41	$1.28

Net sales. Net sales by operating segment for the years ended December 31, 2009 and 2010 were:

(in thousands, except per share data and % change)

	2009	2010	Increase (Decrease)	% Change
Industrial materials	$538,126	$833,892	$295,766	55
Engineered solutions	120,918	173,101	52,183	43

Total net sales	$659,044	$1,006,993	$347,949	53

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

Cost of sales. The primary drivers of the increase in cost of sales were increases in shipments of our products of $198.8 million, production costs of $28.9 million and unfavorable foreign currency impact of $7.6 million, across both of our segments during 2010 when compared to 2009. The year-over-year difference in the MTM Adjustment had an unfavorable impact of $0.8 million ($4.9 million expense in 2010; $4.1 million expense in 2009). The 2010 cost of sales also included the amortization expense related to the technology intangible asset acquired in the acquisitions of Seadrift and C/G of $0.5 million. The global recession led to a dramatic decline in the demand for, and corresponding production of, graphite electrodes during the first nine months of 2009. Our production volume began increasing in the second half of 2009 and continued to increase in the first half of 2010 before leveling off in the second half of the year as our customers ramped up production from the low levels experienced during the first half of 2009.

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

Research and development. The year-over-year difference in the MTM Adjustment had an unfavorable impact of $0.9 million ($0.3 million expense in 2010; $0.6 million benefit in 2009).

Selling and administrative expenses. Acquisition costs (i.e., advisory, legal, valuation, other professional fees, etc.) associated with our acquisitions of Seadrift and C/G represented $15.2 million in 2010. We also experienced higher overhead expense due to increases in sales and marketing coverage to support internal growth initiatives during 2010 when compared to 2009. Other increases year over year related to our stock-based compensation expense which increased $3.7 million, commission expense related to increased sales of $1.6 million and the amortization expense incurred related to the customer list and trade names intangible assets acquired in the acquisitions of Seadrift and C/G of $1.4 million. The year-over-year difference in the MTM Adjustment had an unfavorable impact of $4.6 million ($2.2 million expense in 2010; $2.4 million benefit in 2009).

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

Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the years ended December 31, 2009 and 2010:

	For the Year ended December 31,
	2009	2010
	(Dollars in thousands)
Industrial Materials	$86,586	$140,217
Engineered Solutions	13,742	17,823

Total segment operating income	$100,328	$158,040

The percentage relationship of operating expenses to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Operating Expenses
	2009	2010	Change
	(Percentage of sales)
Industrial Materials	84%	83%	(1%)
Engineered Solutions	89%	90%	1%

Segment operating costs and expenses as a percentage of sales for Industrial Materials decreased one percentage point. However, total operating costs and expenses increased $242.1 million year over year. The increase was primarily a result of volume increases (including the effect of the additional volume from the acquisitions) of $175.2 million, higher production costs of $27.8 million, unfavorable currency exchange of $9.3 million and acquisition costs incurred of $15.2 million.

Segment operating costs and expenses as a percentage of sales for Engineered Solutions increased one percentage point to 90% in 2010 when compared to 2009. Total operating costs and expenses, increased $48.1 million year over year. The increase was primarily a result of increases in volume of $39.3 million which were offset by favorable currency of $1.7 million.

Provision for income taxes. The provision for income taxes was a benefit of $1.1 million on pre-tax income of $173.6 million in 2010, compared to a tax expense of $22.7 million on pre-tax income of $38.4 million in 2009. The effective tax rates were (0.6%) and 59.1% respectively. The 2009 tax rate was negatively impacted primarily by an increase in the valuation allowance of $22.8 million as a result of the impairment of our investment in Seadrift and the establishment of accruals for uncertain tax positions of $6.1 million. As a result of our 2010 acquisitions, we are now in an overall net deferred tax liability position, and therefore, we reversed the provision for valuation allowance on certain deferred tax assets in the amount of $30.3 million.

Results of Operations for 2009 as Compared to 2008

(in thousands, except per share data and % change)

	2008	2009	Increase (Decrease)	% Change
Net sales	$1,190,238	$659,044	$(531,194)	(45)
Cost of sales	768,013	469,397	(298,616)	(39)

Gross profit	422,225	189,647	(232,578)	(55)
Research and development	12,238	9,390	(2,848)	(23)
Selling and administrative expenses	108,443	79,929	(28,514)	(26)

Operating income	301,544	100,328	(201,216)	(67)
Equity in losses of and write-down of investment in non-consolidated affiliate	36,256	55,488	19,232	53
Other expense	11,578	1,868	(9,710)	(84)
Interest expense	19,350	5,609	(13,741)	(71)
Interest income	(1,137)	(1,047)	(90)	NM

Income before provision for income taxes	235,497	38,410	(197,087)	(84)
Provision for income taxes	51,340	22,702	(28,638)	(56)

Net income	$184,157	$15,708	$(168,449)	(91)

Basic income per common share	$1.65	$0.13	$(1.52)
Diluted income per common share	$1.60	$0.13	$(1.47)

Net sales. Net sales by operating segment for the years ended December 31, 2008 and 2009 were:

(in thousands, except per share data and % change)

	2008	2009	Increase (Decrease)	% Change
Industrial materials	$1,008,778	$538,126	$(470,652)	(47)
Engineered solutions	181,460	120,918	(60,542)	(33)

Total net sales	$1,190,238	$659,044	$(531,194)	(45)

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

Cost of sales. The primary driver of the reduction in cost of sales was reduced shipments of our products. The global recession led to a dramatic decline in the demand for, and corresponding production of, graphite electrodes. Our customers aggressively managed their working capital by “destocking” their graphite electrode inventory supply which exacerbated the reduced demand for electrodes. The year-over-year difference in the MTM Adjustment had a favorable impact of $11.1 million ($4.1 million expense in 2009; $15.2 million expense in 2008). Cost of sales was also negatively impacted due to the unfavorable fixed cost absorption associated with lower sales volume.

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

Research and development. Increased research and development costs were offset in part by the favorable impact of the year-over-year difference in the MTM Adjustment of $4.3 million ($0.6 million benefit in 2009; $3.7 million expense in 2008).

Selling and administrative expenses. Lower sales commissions as a result of decreased sales and aggressive cost control contributed to the decrease in selling and administrative expenses. The year-over-year difference in the MTM Adjustment had a favorable impact of $15.8 million ($2.4 million benefit in 2009; $13.4 million expense in 2008). The derecognition of our liability for Brazilian excise taxes on manufactured goods resulted in a benefit of $4.3 million and our stock-based compensation expense decreased $1.5 million.

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

Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the years ended December 31, 2008 and 2009:

	For the Year Ended December 31,
	2008	2009
	(Dollars in thousands)
Industrial Materials	$279,082	$86,586
Engineered Solutions	22,462	13,742

Total segment operating income	$301,544	$100,328

The percentage relationship of operating expenses, including restructuring and impairment charges, to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Operating Expenses
	2008	2009	Change
	(Percentage of sales)
Industrial Materials	72%	84%	12%
Engineered Solutions	88%	89%	1%

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

Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010. Management’s assessment of our internal control over financial reporting excluded from its scope an assessment of internal control over financial reporting with respect to the operations and related assets of Seadrift and C/G, both of which were acquired during fiscal year 2010. Registrants are permitted to exclude an acquired business’ internal controls over financial reporting from its management’s assessment during the first year of the acquisition. Seadrift and C/G are wholly owned subsidiaries whose total assets and total net sales represent 50% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010. The effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers, LLP, our independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K/A.

Date: February 24, 2011

/S/ CRAIG S. SHULAR
Craig S. Shular,
Chief Executive Officer, President and Chairman of the Board and Acting Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GrafTech International Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of GrafTech International Ltd. and its subsidiaries at December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for pension and other postretirement benefits and the manner in which it accounts for costs included in inventory effective January 1, 2011.

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

/S/ PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio

February 24, 2011, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the changes in accounting for pension and other postretirement benefits and accounting for costs included in inventory discussed in Note 1, as to which the date is May 13, 2011

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	At December 31, 2009	At December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$50,181	$13,096
Accounts and notes receivable, net of allowance for doubtful accounts of $4,545 at December 31, 2009 and $3,892 at December 31, 2010	117,495	179,755
Inventories	245,511	340,418
Loan to non-consolidated affiliate	6,000	0
Prepaid expenses and other current assets	9,711	12,615

Total current assets	428,898	545,884

Property, plant and equipment	982,173	1,328,004
Less: accumulated depreciation	610,182	635,530

Net property, plant and equipment	371,991	692,474
Deferred income taxes	11,437	6,746
Goodwill	9,037	499,238
Other assets	7,298	168,700
Investment in non-consolidated affiliate	63,315	0
Restricted cash	632	141

Total assets	$892,608	$1,913,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,928	$69,930
Short-term debt	1,113	155
Accrued income and other taxes	38,977	30,019
Supply chain financing liability	14,404	24,959
Other accrued liabilities	91,907	95,580

Total current liabilities	180,329	220,643

Long-term debt	1,467	275,799
Other long-term obligations	108,267	114,728
Deferred income taxes	25,486	72,287
Contingencies – Note 14
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	0	0
Common stock, par value $.01, 225,000,000 shares authorized, 124,027,399 shares issued at December 31, 2009 and 149,063,197 shares issued at December 31, 2010	1,240	1,491
Additional paid-in capital	1,300,051	1,782,859
Accumulated other comprehensive loss	(232,245)	(235,758)
Accumulated deficit	(378,601)	(203,941)
Less: cost of common stock held in treasury, 3,974,345 shares at December 31, 2009 and 4,081,134 at December 31, 2010	(112,511)	(113,942)
Less: common stock held in employee benefit and compensation trusts, 71,493 shares at December 31, 2009 and 76,259 shares at December 31, 2010	(875)	(983)

Total stockholders’ equity	577,059	1,229,726

Total liabilities and stockholders’ equity	$892,608	$1,913,183

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2008	2009	2010
Net sales	$1,190,238	$659,044	$1,006,993
Cost of sales	768,013	469,397	717,742

Gross profit	422,225	189,647	289,251
Research and development	12,238	9,390	12,202
Selling and administrative expenses	108,443	79,929	119,009

Operating income	301,544	100,328	158,040

Equity in losses (earnings) of, write-down of investment in and gain recorded on acquisition of non-consolidated affiliate	36,256	55,488	(14,500)
Other expense (income), net	11,578	1,868	(4,768)
Interest expense	19,350	5,609	5,076
Interest income	(1,137)	(1,047)	(1,333)

Income before provision (benefit) for income taxes	235,497	38,410	173,565
Provision (benefit) for income taxes	51,340	22,702	(1,095)

Net income	$184,157	$15,708	$174,660

Basic income per common share:
Net income per share	$1.65	$0.13	$1.42

Weighted average common shares outstanding	111,447	119,707	122,621

Diluted income per common share:
Net income per share	$1.60	$0.13	$1.41

Weighted average common shares outstanding	119,039	120,733	123,453

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the year ended December 31,
	2008	2009	2010
Cash flow from operating activities:
Net income	$184,157	$15,708	$174,660
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	35,427	32,737	42,664
Deferred income tax provision (benefit)	(6,845)	(11,154)	(29,028)
Equity in losses (earnings) of, write-down of investment in and gain recorded on acquisition of non-consolidated affiliate	36,256	55,488	(14,500)
Post-retirement and pension plan changes	33,286	5,545	11,088
Gain on redemption of Debentures	(4,060)	0	0
Currency (gains) losses	(7,681)	629	(7,153)
Stock-based compensation, including incentive compensation paid in company stock	4,903	6,845	7,355
Interest expense	7,776	1,366	2,620
Other charges, net	(883)	6,464	4,299
Dividends from non-consolidated affiliate	553	122	0
(Increase) decrease in working capital*	(19,919)	67,608	(41,790)
(Increase) in long-term assets and liabilities	(14,334)	(11,029)	(5,293)

Net cash provided by operating activities	248,636	170,329	144,922
Cash flow from investing activities:
Capital expenditures	(71,954)	(56,220)	(86,049)
(Investment in and loan to) repayment from non-consolidated affiliate	(136,467)	(6,000)	6,000
(Payments) proceeds from derivative instruments	(1,731)	984	(1,109)
Net change in restricted cash	96	819	491
Cash paid for acquisitions net of cash acquired of $8,240	0	0	(241,204)
Other	198	307	319

Net cash used in investing activities	(209,858)	(60,110)	(321,552)
Cash flow from financing activities:
Short-term debt borrowings (reductions), net	9,699	(8,128)	(850)
Revolving Facility borrowings	180,000	124,715	165,000
Revolving Facility reductions	(150,000)	(155,231)	(35,000)
Proceeds from long-term debt	0	1,837	0
Principal payments on long-term debt	(179,674)	(20,041)	(56)
Supply chain financing	30,115	(15,711)	10,555
Proceeds from exercise of stock options	37,162	651	3,901
Purchase of treasury shares	(21,216)	0	(1,431)
Excess tax benefit from stock-based compensation	14,327	124	1,864
Long-term financing obligations	(628)	(1,091)	(1,148)
Revolver facility refinancing cost	0	0	(4,595)

Net cash (used in) provided by financing activities	(80,215)	(72,875)	138,240
Net (decrease) increase in cash and cash equivalents	(41,437)	37,344	(38,390)
Effect of exchange rate changes on cash and cash equivalents	(1,640)	1,173	1,305
Cash and cash equivalents at beginning of period	54,741	11,664	50,181

Cash and cash equivalents at end of period	$11,664 $	50,181	$13,096

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

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Common Stock Held in Employee Benefit & Compensation Trust	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
Balance at January 1, 2008	105,169,507	$1,052	$1,025,965	$(218,117)	$(578,466)	$(85,197)	$(6,835)	$138,402
Comprehensive income (loss):
Net income	0	0	0	0	184,157	0	0	184,157	$184,157
Other comprehensive income:
Pension and post-retirement adjustments, net of tax	0	0	0	(3,858)	0	0	0	(3,858)	(3,858)
Unrealized losses on securities	0	0	0	(1,908)	0	0	0	(1,908)	(1,908)
Foreign currency translation adjustments	0	0	0	(55,520)	0	0	0	(55,520)	(55,520)
Total comprehensive income									$122,871
Treasury stock	0				0	(27,263)		(27,263)
Derecognition of Debentures	13,559,604	136	205,851					205,987
Stock-based compensation	522,623	5	4,903	0	0	(51)	0	4,857
Stock held in employee benefit and compensation trusts	0	0	0	0	0	0	6,041	6,041
Common stock issued to savings and pension plan trusts	202,291	2	2,678	0	0	0	0	2,680
Sale of common stock under stock options	3,180,829	31	50,984	0	0	0	0	51,015
Balance at December 31, 2008	122,634,854	$1,226	$1,290,381	$(279,403)	$(394,309)	$(112,511)	$(794)	$504,590

Comprehensive income (loss):
Net income	0	0	0	0	15,708	0	0	15,708	$15,708
Other comprehensive income:
Pension and post-retirement adjustments, net of tax	0	0	0	(1,236)	0	0	0	(1,236)	(1,236)
Unrealized losses on securities, net of tax of $319	0	0	0	1,116	0	0	0	1,116	1,116
Foreign currency translation adjustments	0	0	0	47,278	0	0	0	47,278	47,278
Total comprehensive income									$62,866
Treasury stock	0	0	0	0	0	0	0	0
Stock-based compensation	464,205	4	2,904	0	0	0	0	2,908
Shares issued in lieu of cash for incentive compensation	592,536	6	3,644	0	0	0	0	3,650
Common stock issued to savings and pension plan trusts	275,804	3	2,471	0	0	0	(81)	2,393
Sale of common stock under stock options	60,000	1	651	0	0	0	0	652
Balance at December 31, 2009	124,027,399	$1,240	$1,300,051	$(232,245)	$(378,601)	$(112,511)	$(875)	$577,059

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

(Dollars in thousands, except share data)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Common Stock Held in Employee Benefit & Compensation Trust	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
Comprehensive income (loss):
Net income	0	0	0	0	174,660	0	0	174,660	$174,660
Other comprehensive income:
Pension and post-retirement adjustments, net of tax	0	0	0	1,288	0	0	0	1,288	1,288
Unrealized losses on securities, net of tax of $292	0	0	0	1,065	0	0	0	1,065	1,065
Foreign currency translation adjustments	0	0	0	(5,866)	0	0	0	(5,866)	(5,866)
Total comprehensive income									$171,147
Treasury stock	0	0	0	0	0	0	0	0
Stock-based compensation	407,983	4	9,199	0	0	(1,431)	0	7,772
Shares issued in lieu of cash for incentive compensation	0	0	0	0	0	0	0	0
Common stock issued to savings and pension plan trusts	180,767	2	2,678	0	0	0	(108)	2,572
Sale of common stock under stock options	447,080	5	3,892	0	0	0	0	3,897
Shares issued in connection to our acquisition of Seadrift and C/G	23,999,968	240	467,039	0	0	0	0	467,279
Balance at December 31, 2010	149,063,197	$1,491	$1,782,859	$(235,758)	$(203,941)	$(113,942)	$(983)	$1,229,726

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

In 2011, we also elected to change our method of accounting for certain costs included in inventory. We have elected to exclude the amount of our pension and other postretirement benefit costs applicable to inactive participants as a component of inventoriable costs. While our historical policy of including all pension and other postretirement benefit costs as components of inventoriable costs was acceptable, we believe that the new policy is preferable, as it only includes costs that are directly attributable to current inventory production. Applying this change retrospectively, in connection with the change in accounting for pension and other postretirement benefit costs, did not have a material impact on previously reported inventory and cost of sales in any prior period presented.

The impacts of all adjustments made to the financial statements are summarized below (dollars in thousands, except per share):

Consolidated Statement of Income

	Year Ended December 31, 2010
	Previously Reported	Revised	Effect of Change
Cost of sales	$717,637	$717,742	$105
Research and development	12,330	12,202	(128)
Selling and administrative expenses	117,844	119,009	1,165
Income before provision for income taxes	174,707	173,565	(1,142)
(Benefit) for income taxes	(361)	(1,095)	(734)
Net income	175,068	174,660	(408)
Earnings per share of common stock-basic	1.43	1.42	(0.01)
Earnings per share of common stock-diluted	1.42	1.41	(0.01)

	Year Ended December 31, 2009
	Previously Reported	Revised	Effect of Change
Cost of sales	$467,939	$469,397	$1,458
Research and development	10,168	9,390	(778)
Selling and administrative expenses	82,325	79,929	(2,396)
Income before provision for income taxes	36,694	38,410	1,716
Provision for income taxes	24,144	22,702	(1,442)
Net income	12,550	15,708	3,158
Earnings per share of common stock-basic	0.10	0.13	0.03
Earnings per share of common stock-diluted	0.10	0.13	0.03

	Year Ended December 31, 2008
	Previously Reported	Revised	Effect of Change
Cost of sales	$756,802	$768,013	$11,211
Research and development	8,986	12,238	3,252
Selling and administrative expenses	95,757	108,443	12,686
Income before provision for income taxes	262,646	235,497	(27,149)
Provision for income taxes	62,131	51,340	(10,791)
Net income	200,515	184,157	(16,358)
Earnings per share of common stock-basic	1.80	1.65	(0.15)
Earnings per share of common stock-diluted	1.74	1.60	(0.14)

Consolidated Balance Sheet

	At December 31, 2010
	Previously Reported	Revised	Effect of Change
Accumulated other comprehensive loss	($309,565)	($235,758)	$73,807
Accumulated deficit	(130,134)	(203,941)	(73,807)

	At December 31, 2009
	Previously Reported	Revised	Effect of Change
Accumulated other comprehensive loss	($305,644)	($232,245)	$73,399
Accumulated deficit	(305,202)	(378,601)	(73,399)

Consolidated Statement of Cash Flows

	Year Ended December 31, 2010
	Previously Reported	Revised	Effect of Change
Cash flow from operating activities
Net income	$175,068	$174,660	($408)
Deferred income tax (benefit)	(28,260)	(29,028)	(768)
Post-retirement and pension plan changes	9,912	11,088	1,176

	Year Ended December 31, 2009
	Previously Reported	Revised	Effect of Change
Cash flow from operating activities
Net income	$12,550	$15,708	$3,158
Deferred income tax (benefit)	(8,846)	(11,154)	(2,308)
Post-retirement and pension plan changes	6,395	5,545	(850)

	Year Ended December 31, 2008
	Previously Reported	Revised	Effect of Change
Cash flow from operating activities
Net income	$200,515	$184,157	($16,358)
Deferred income tax provision (benefit)	3,049	(6,845)	(9,894)
Post-retirement and pension plan changes	7,034	33,286	26,252

Consolidated Statement of Stockholders’ Equity

	Year Ended December 31, 2010
	Previously Reported	Revised	Effect of Change
Accumulated Deficit
Net income	$175,068	$174,660	($408)
Balance at December 31, 2010	(130,134)	(203,941)	(73,807)
Accumulated Other Comprehensive Loss
Pension and post-retirement adjustments	880	1,288	408
Balance at December 31, 2010	(309,565)	(235,758)	73,087
Total Comprehensive Income (Loss)
Net income	175,068	174,660	(408)
Pension and post-retirement adjustments	880	1,288	408

	Year Ended December 31, 2009
	Previously Reported	Revised	Effect of Change
Accumulated Deficit
Net income	$12,550	$15,708	$3,158
Balance at December 31, 2009	(305,202)	(378,601)	(73,399)
Accumulated Other Comprehensive Loss
Pension and post-retirement adjustments	1,922	(1,236)	(3,158)
Balance at December 31, 2009	(305,644)	(232,245)	73,399
Total Comprehensive Income (Loss)
Net income	12,550	15,708	3,158
Pension and post-retirement adjustments	1,922	(1,236)	(3,158)

	Year Ended December 31, 2008
	Previously Reported	Revised	Effect of Change
Accumulated Deficit
Balance at January 1, 2008	($518,267)	($578,466)	($60,199)
Net income	200,515	184,157	(16,358)
Balance at December 31, 2008	(317,752)	(394,309)	(76,557)
Accumulated Other Comprehensive Loss
Balance at January 1, 2008	(278,316)	(218,117)	60,199
Pension and post-retirement adjustments	(20,216)	(3,858)	16,358
Balance at December 31, 2008	(355,960)	(279,403)	76,557
Total Comprehensive Income (Loss)
Net income	200,515	184,157	(16,358)
Pension and post-retirement adjustments	(20,216)	(3,858)	16,358

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

Retirement Plans

We use actuarial methods and assumptions to account for our defined benefit pension plan and our post retirement benefits. Pension and postretirement benefits expense includes the MTM Adjustment, actuarially computed cost of benefits earned during the current service period, the interest cost on accrued obligations, the expected return on plan assets based on fair market values, and adjustments due to plan settlements and curtailments. Contributions to the qualified U.S. retirement plan are made in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

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

The following tables summarize financial information concerning our reportable segments:

	For the year Ended December 31,
	2008	2009	2010
	(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$1,008,778	$538,126	$833,892
Engineered Solutions	181,460	120,918	173,101

Total net sales	$1,190,238	$659,044	$1,006,993

Segment operating income:
Industrial Materials	$279,082	$86,586	$140,217
Engineered Solutions	22,462	13,742	17,823

Total segment operating income	301,544	100,328	158,040

Reconciliation of segment operating income to income from continuing operations before provision for income taxes
Equity in losses (earnings) of, write-down of investment in and gain recorded on acquisition of non-consolidated affiliate	36,256	55,488	(14,500)
Other expense (income), net	11,578	1,868	(4,768)
Interest expense	19,350	5,609	5,076
Interest income	(1,137)	(1,047)	(1,333)

Income before provision for income taxes	$235,497	$38,410	$173,565

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

(12) Retirement Plans and Postretirement Benefits

As discussed in Note 1, Business and Summary of Significant Accounting Policies, we have changed our method of recognizing actuarial gains and losses for our defined benefit pension plans and other postretirement benefits. This change was effective January 1, 2011 and was applied retrospectively and all prior period amounts have been adjusted accordingly. See Note 1 for further details.

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

The components of our consolidated net pension costs are set forth in the following table.

	For the Year Ended December 31,
	2008		2009		2010
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Service cost	$371	$255	$372	$230	$400	$257
Interest cost	7,474	3,003	7,374	2,573	7,114	2,668
Expected return on assets	(8,448)	(2,924)	(5,649)	(2,381)	(6,385)	(2,166)
Amortization of prior service cost	0	49	0	40	0	53
Settlement (gain) loss	0	0	0	(8)	0	49
Curtailment (gain) loss	0	0	0	(49)	0	0
Mark-to-market adjustment	34,120	1,977	(6,275)	6,248	5,304	4,107

	$33,517	$2,360	$(4,178)	$6,653	$6,433	$4,968

Amounts recognized in other comprehensive income:

	For the Year Ended December 31,
	2008		2009		2010
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Prior service cost	0	0	0	361	0	0
Amortization of initial net asset	0	(6)	0	0	0	0
Amortization of prior service cost	0	(43)	0	(40)	0	(53)
Effect of exchange rates	0	(3)	0	12	0	(28)

Total recognized in other comprehensive loss	$0	$(52)	$0	$333	$0	$(81)

Total recognized in pension costs and other comprehensive loss	$33,517	$2,308	$(4,178)	$6,986	$6,433	$4,887

We estimate that our 2011 pension cost will include amortization of $0.1 million of prior service cost from stockholders’ equity.

The reconciliation of the beginning and ending balances of our pension plans’ benefit obligations, fair value of assets, and funded status at December 31, 2009 and 2010 are:

	At December 31,
	2009		2010
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Changes in Benefit Obligation:
Net benefit obligation at beginning of year	$123,285	$39,974	$127,310	$50,812
Service cost	372	230	400	257
Interest cost	7,374	2,571	7,114	2,668
Participant contributions	0	92	0	105
Plan amendments / curtailments	0	312	0	0
Foreign currency exchange changes	0	4,712	0	(1,730)
Actuarial (gain) loss	5,818	6,200	9,128	5,579
Settlement	0	(113)	0	(189)
Benefits paid	(9,539)	(3,166)	(9,261)	(2,627)

Net benefit obligation at end of year	$127,310	$50,812	$134,691	$54,875

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$74,860	$40,994	$83,634	$47,835
Actual return on plan assets	17,743	2,526	10,207	4,864
Foreign currency exchange rate changes	0	4,927	0	(1,511)
Employer contributions	570	2,575	1,316	297
Participant contributions	0	92	0	105
Settlement	0	(113)	0	(189)
Benefits paid	(9,539)	(3,166)	(9,261)	(2,627)

Fair value of plan assets at end of year	$83,634	$47,835	$85,896	$48,774

Funded status overfunded (underfunded):	$(43,676)	$(2,977)	$(48,795)	$(6,101)

Amounts recognized in accumulated other comprehensive loss:
Prior service credit	0	(402)	0	(321)

Accumulated other comprehensive loss	$0	$(402)	$0	$(321)
Amounts recognized in the statement of financial position:
Non-current assets	$0	$309	$0	$49
Current liabilities	(560)	(33)	(559)	(8)
Non-current liabilities	(43,116)	(3,253)	(48,236)	(6,142)

Net amount recognized	$(43,676)	$(2,977)	$(48,795)	$(6,101)

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

During 2009, we amended one of our U.S. plans to eliminate the life insurance benefit for certain non-pooled participants. As a result, we recorded a $0.6 million curtailment gain in 2009.

The components of our consolidated net postretirement costs are set forth in the following table.

	For the Year Ended December 31,
	2008		2009		2010
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Service cost	$21	$345	$10	$179	$0	$163
Interest cost	1,085	1,134	1,032	981	685	1,074
Amortization of prior service (credit) cost	(1,090)	(187)	0	(175)	0	(193)
Curtailment gain	0	0	(644)	0	0	0
Mark to market adjustment	(711)	(3,188)	1,570	117	(3,163)	1,121

	$(695)	$(1,896)	$1,968	$1,102	$(2,478)	$2,165

Amounts recognized in other comprehensive income are:

	For the Year Ended December 31,
	2008		2009		2010
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Amortization of prior service cost	0	187	0	175	0	193
Amortization of initial net asset	0	0	0	0	0	0
Effect of exchange rates	0	621	0	(414)	0	(131)

Total recognized in other comprehensive income	$0	$808	$0	$(239)	$0	$62

Total recognized in net post retirement cost (benefit) and other comprehensive income	$(695)	$(1,088)	$1,968	$863	$(590)	$2,227

We estimate that in 2011 our postretirement costs will include amortization of $0.2 million of prior service credit from stockholders’ equity.

The reconciliation of beginning and ending balances of benefit obligations under, fair value of assets of, and the funded status of, our postretirement plans is set forth in the following table:

	Postretirement Benefits at December 31,
	2009		2010
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Changes in Benefit Obligation:
Net benefit obligation at beginning of year	$17,470	$12,415	$17,493	$15,291
Service cost	10	179	0	163
Interest cost	1,033	981	685	1,074
Foreign currency exchange rates	0	2,616	0	1,275
Actuarial loss (gain)	1,676	127	(3,164)	1,051
Curtailment	(751)	0	0	0
Gross benefits paid	(1,945)	(1,027)	(539)	(1,081)

Net benefit obligation at end of year	$17,493	$15,291	$14,475	$17,773

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$0	$0	$0	$0
Employer contributions	1,945	1,027	539	1,081
Gross benefits paid	(1,945)	(1,027)	(539)	(1,081)

Fair value of plan assets at end of year	$0	$0	$0	$0

Funded status:	$(17,493)	$(15,291)	$(14,475)	$(17,773)

Amounts recognized in accumulated other comprehensive loss:
Prior service credit	0	2,666	0	2,604

Accumulated other comprehensive income (loss)	$0	2,666	$0	$2,604

Amounts recognized in the statement of financial position:
Current liabilities	$(2,013)	(1,065)	$(1,548)	$(1,145)
Non-current liabilities	(15,480)	(14,226)	(12,927)	(16,628)

Net amount recognized	$(17,493)	$(15,291)	$(14,475)	$(17,773)

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

(Dollars in Thousands)
Balance at December 31, 2009	$1,239
Product warranty charges	2,000
Payments and settlements	(586)

Balance at December 31, 2010	$2,653

(15) Income Taxes

The following table summarizes the U.S. and non-U.S. components of income (loss) before provision (benefit) for income taxes.

	For the Year Ended December 31,
	2008	2009	2010
	(Dollars in thousands)
U.S.	$(37,973)	$(50,781)	$32,539
Non-U.S.	273,470	89,191	141,026

	$235,497	$38,410	$173,565

Income tax expense (benefit) consists of the following.

	For the Year Ended December 31,
	2008	2009	2010
	(Dollars in thousands)
U.S income taxes:
Current	$19,462	$18,373	$6,307
Deferred	(5,052)	(9,894)	(29,060)

	14,410	8,479	(22,753)

Non-U.S. income taxes:
Current	39,573	14,617	21,638
Deferred	(2,643)	(394)	20

	36,930	14,223	21,658

Total income tax expense (benefit)	$51,340	$22,702	$(1,095)

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before provision (benefit) for income taxes as set forth in the following table.

	For the Year Ended December 31,
	2008	2009	2010
	(Dollars in thousands)
Tax at statutory U.S. federal rate	$82,424	$13,444	$60,748
Valuation allowance, net	(2,946)	20,350	(42,393)
State tax expense, net of federal tax benefit	2,802	53	337
Tax return adjustments to estimated tax expense	(277)	(2,598)	3,311
Non-controlling interest gain	0	0	(3,345)
Nondeductible expenses acquisition costs	0	0	5,324
Establishment (resolution) of uncertain tax positions	1,117	6,141	(1,151)
U.S. tax impact of foreign earnings, net of foreign tax credits	(35,476)	4,532	(19,107)
Non-U.S. tax exemptions, holidays and credits	(3,761)	(5,147)	(4,781)
Worthless stock deduction	0	(14,067)	0
Tax effect of permanent differences	7,464	(24)	(19)
Other	(7)	18	(19)

Total income tax expense (benefit)	$51,340	$22,702	$(1,095)

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2009, and December 31, 2010 are set forth in the following table.

	At December 31,
	2009	2010
	(Dollars in thousands)
Deferred tax assets:
Postretirement and other employee benefits	$45,381	$46,384
Foreign tax credit and other carryforwards	91,122	85,342
Capitalized research and experimental costs	3,955	2,670
Inventory adjustments	6,182	5,146
Capital loss	3,249	3,253
Other	15,819	12,920

Total gross deferred tax assets	165,708	155,715
Less: valuation allowance	(106,831)	(74,945)

Total deferred tax assets	$58,877	$80,770

Deferred tax liabilities:
Fixed assets	$36,969	$87,610
Debt discount amortization	0	15,269
Inventory	4,952	3,950
Undistributed foreign earnings	16,959	0
Unrealized foreign currency exchange gain	648	2,227
Investment in non-consolidated affiliate	9,245	0
Goodwill and acquired intangibles	0	32,212
Other	517	1,424

Total deferred tax liabilities	69,290	142,692

Net deferred tax liability	$10,413	$61,922

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

Valuation allowance activity for the years ended December 31, 2008, 2009 and 2010 follows:

	For the year ended December 31,
	2008	2009	2010
	(Dollars in thousands)
Balance at January 1	$124,500	$42,900	$106,831
(Credited) / charged to income	(3,507)	20,499	(11,366)
Acquisition accounting	(22,400)	0	(30,333)
Translation adjustment	(2,100)	1,721	528
Changes attributable to movement in underlying assets	(54,193)	41,711	9,397
Other	600	0	(112)

Balance at December 31	$42,900	$106,831	$74,945

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

(16) Earnings Per Share

The following table shows the information used in the calculation of our basic and diluted earnings per share as of December 31:

	At December 31,
	2008	2009	2010
	(Dollars in thousands)
Net income, as reported	$184,157	$15,708	$174,660
Add: Interest on previously held Debentures, net of tax benefit	6,125	0	0
Add: Amortization of previously held Debentures issuance costs, net of tax benefit	370	0	0

Net income, as adjusted	$190,652	$15,708	$174,660

Weighted average common shares outstanding for basic calculation	111,447,172	119,706,641	122,620,950
Add: Effect of stock options and restricted stock	1,333,789	1,026,217	831,615
Add: Effect of previously held Debentures	6,258,337	0	0

Weighted average common shares outstanding for diluted calculation	119,039,298	120,732,858	123,452,565

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

(17) Accumulated Other Comprehensive Loss

The balance in our accumulated other comprehensive loss is set forth in the following table:

	For year ended December 31,
	2009	2010
	(Dollars in thousands)
Foreign currency translation adjustments	$233,214	$239,080
Unrealized (gains) on securities, net of tax of $83 and $375, respectively	26	(1,039)
Amortization of prior service costs	(995)	(2,283)

Total accumulated comprehensive loss	$232,245	$235,758

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

PART III

Items 10 to 14 (inclusive).

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 will appear in the GrafTech International Ltd. Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2011, which was filed on April 14, 2011 pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934).

Executive Officers

The information set forth below is provided as required by Item 10 and the listing standards of the NYSE.

The following table sets forth information with respect to our current executive officers and directors, including their ages, as of March 1, 2011. There are no family relationships between any of our executive officers.

Name	Age	Position
Craig S. Shular	58	Chief Executive Officer, President, and Chairman of the Board
Mark R. Widmar (1)	45	Vice President, President, Engineered Solutions and Chief Financial Officer
Petrus J. Barnard	61	Vice President and President, Industrial Materials
Hermanus L. Pretorius	60	Vice President and President, Seadrift Coke
John D. Moran	52	Vice President and General Counsel, Secretary

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

(1) Mr. Widmar served as our Chief Financial Officer throughout 2010 but resigned in March 2011 to pursue another career opportunity.

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

21.1.0(24)	List of subsidiaries of GrafTech International Ltd.
23.1.0(25)	Consent of PricewaterhouseCoopers LLP.
24.1.0(24)	Powers of Attorney.
31.1.0(25)	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer and President.
31.2.0(25)	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Acting Chief Financial Officer.
32.1.0(25)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President.
32.2.0(25)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Acting Chief Financial Officer.
101	INS XBRL Instance Document
101	SCH XBRL Taxonomy Extension Schema Document
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101	DEF XBRL Taxonomy Extension Definition Linkbase Document
101	LAB XBRL Taxonomy Extension Label Linkbase Document
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement of GrafTech International Ltd. and GrafTech Global Enterprises Inc. on Form S-1 (Registration No. 33-84850).
(2)	Incorporated by reference to the Quarterly Report of the registrant on Form l0-Q for the quarter ended March 31, 1996 (File No. 1-13888).
(3)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1998 (File No. 1-13888).
(4)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13888).
(5)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2001 (File No. 1-3888).
(6)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2004 (File No. 1-13888).
(7)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-13888).
(8)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2005 (File No. 1-13888).
(9)	Incorporated by reference to the Registration Statement of the registrant on Form S-3 (Registration No. 333-108039).
(10)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-13888).

(11)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on September 6, 2005 (File No. 1-13888).
(12)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13888).
(13)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2006 (File No. 1-13888).
(14)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2007 (File No. 1-13888).
(15)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-13888).
(16)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2008 (File No. 1-13888).
(17)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-13888).
(18)	Incorporated by reference to the Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders of the registrant (File No. 1-13888).
(19)	Incorporated by reference to the Annual Report of GrafTech International Ltd. on Form 10-K for the year ended December 31, 2009 (File No. 1-13888).
(20)	Incorporated by reference to Amendment No. 1 to the Annual Report of GrafTech International Ltd. on Amendment No.1 to Form 10-K for the year ended December 31, 2009 (File No. 1-13888).
(21)	Incorporated by reference to the Registration Statement of GrafTech Holdings Inc. on Form S-4 (Registration No. 167446) filed June 10, 2010.
(22)	Incorporated by reference to Amendment No. 1 to the Registration Statement of GrafTech Holdings Inc. on Form S-4 (Registration No. 167446) filed August 19, 2010.
(23)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on November 30, 2010 (File No. 1-13888).
(24)	Incorporated by reference to the Annual Report of GrafTech International Ltd. on Form 10-K for the year ended December 31, 2010 (File No. 1-13888).
(25)	Filed herewith.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

23.1.0	Consent of PricewaterhouseCoopers LLP.

31.1.0	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer and President.

31.2.0	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Acting Chief Financial Officer.

32.1.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President.

32.2.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Acting Chief Financial Officer.

101	INS XBRL Instance Document

101	SCH XBRL Taxonomy Extension Schema Document

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF XBRL Taxonomy Extension Definition Linkbase Document

101	LAB XBRL Taxonomy Extension Label Linkbase Document

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.

May 13, 2011	By:	/s/ CRAIG S. SHULAR
Craig S. Shular

	Title:	Chief Executive Officer, President, and Chairman of the Board and Acting Chief Financial Officer