Form 10-Q
period 2011-06-30
GRAFTECH INTERNATIONAL LTD
filed 2011-07-28
CIK 931148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to

Commission file number: 1-13888

GRAFTECH INTERNATIONAL LTD.

(Exact name of registrant as specified in its charter)

Delaware	27-2496053
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

12900 Snow Road	44130
Parma, OH	(Zip code)
(Address of principal executive offices)

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

As of July 18, 2011, 145,277,067 shares of common stock, par value $.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data) (Unaudited)

	At December 31, 2010	At June 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$13,096	$9,296
Accounts and notes receivable, net of allowance for doubtful accounts of $3,892 at December 31, 2010 and $4,201 at June 30, 2011	179,755	237,715
Inventories	340,418	402,042
Prepaid expenses and other current assets	12,615	27,336

Total current assets	545,884	676,389

Property, plant and equipment	1,328,004	1,424,752
Less: accumulated depreciation	635,530	684,414

Net property, plant and equipment	692,474	740,338
Deferred income taxes	6,746	5,477
Goodwill	499,238	500,688
Other assets	168,700	158,715
Restricted cash	141	0

Total assets	$1,913,183	$2,081,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,930	$65,712
Short-term debt	155	11,626
Accrued income and other taxes	30,019	25,443
Supply chain financing liability	24,959	23,633
Other accrued liabilities	95,580	94,555

Total current liabilities	220,643	220,969

Long-term debt	275,799	348,730
Other long-term obligations	114,728	115,247
Deferred income taxes	72,287	80,346
Contingencies – Note 14
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	0	0
Common stock, par value $.01, 225,000,000 shares authorized, 149,063,197 shares issued at December 31, 2010 and 149,447,642 shares issued at June 30, 2011	1,491	1,494
Additional paid-in capital	1,782,859	1,790,724
Accumulated other comprehensive loss	(235,758)	(212,082)
Accumulated deficit	(203,941)	(148,109)
Less: cost of common stock held in treasury, 4,081,134 shares at December 31, 2010 and 4,122,396 at June 30, 2011	(113,942)	(114,773)
Less: common stock held in employee benefit and compensation trusts, 76,259 shares at December 31, 2010 and 73,125 shares at June 30, 2011	(983)	(939)

Total stockholders’ equity	1,229,726	1,316,315

Total liabilities and stockholders’ equity	$1,913,183	$2,081,607

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2011	2010	2011
Net sales	$254,854	$320,231	$470,518	$626,368
Cost of sales	178,936	245,072	325,306	478,274

Gross profit	75,918	75,159	145,212	148,094
Research and development	3,091	2,934	5,526	6,004
Selling and administrative expenses	32,030	32,656	54,263	64,875

Operating income	40,797	39,569	85,423	77,215

Equity in earnings of non-consolidated affiliate	(1,684)	0	(910)	0
Other income, net	(8,596)	(196)	(11,855)	(187)
Interest expense	1,296	4,584	2,202	8,988
Interest income	(507)	(115)	(1,068)	(244)

Income before provision for income taxes	50,288	35,296	97,054	68,658
Provision for income taxes	9,541	6,727	21,354	12,826

Net income	$40,747	$28,569	$75,700	$55,832

Basic income per common share:
Net income per share	$0.34	$0.20	$0.63	$0.39

Weighted average common shares outstanding	120,340	145,166	120,395	145,011

Diluted income per common share:
Net income per share	$0.34	$0.20	$0.63	$0.38

Weighted average common shares outstanding	121,088	145,964	121,083	145,723

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2010	2011
Cash flow from operating activities:
Net income	$75,700	$55,832
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	18,697	40,321
Deferred income tax (benefit) provision	(8,239)	5,539
Equity in earnings of non-consolidated affiliate	(910)	0
Post-retirement and pension plan	1,836	1,780
Currency gains	(14,768)	(1,073)
Stock-based compensation	3,404	3,883
Interest expense	1,029	5,732
Other charges (credits), net	2,416	(3,893)
Increase in working capital*	(60,912)	(123,022)
Increase in long-term assets and liabilities	(4,318)	(3,062)

Net cash provided by (used in) operating activities	13,935	(17,963)

Cash flow from investing activities:
Capital expenditures	(30,282)	(61,823)
Proceeds from repayment of loan to non-consolidated affiliate	6,000	0
Proceeds (payments) from derivative instruments	(120)	3,068
Net change in restricted cash	246	141
Cash paid for acquisition	0	(6,500)
Other	203	308

Net cash used in investing activities	(23,953)	(64,806)

Cash flow from financing activities:
Short-term debt (reductions) borrowings, net	(892)	11,438
Revolving Facility borrowings	0	160,000
Revolving Facility reductions	0	(92,000)
Principal payments on long-term debt	(56)	(116)
Supply chain financing	29,604	(1,326)
Proceeds from exercise of stock options	1,015	1,066
Purchase of treasury shares	(1,138)	(655)
Excess tax benefit from stock-based compensation	1,037	703
Long-term financing obligations	(562)	(417)
Revolver facility refinancing cost	(4,392)	0

Net cash provided by financing activities	24,616	78,693

Net increase (decrease) in cash and cash equivalents	14,598	(4,076)
Effect of exchange rate changes on cash and cash equivalents	(1,403)	276
Cash and cash equivalents at beginning of period	50,181	13,096

Cash and cash equivalents at end of period	$63,376	$9,296

* Net change in working capital due to the following components:
Increase in current assets:
Accounts and notes receivable, net	$(44,569)	$(47,099)
Effect of factoring of accounts receivable	(1,115)	0
Inventories	(42,913)	(53,830)
Prepaid expenses and other current assets	(2,884)	(6,330)
Restructuring payments	(232)	0
Increase (decrease) in accounts payables and accruals	30,829	(15,633)
(Decrease) in interest payable	(28)	(130)

Increase in working capital	$(60,912)	$(123,022)

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

B. Basis of Presentation

The interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with GAAP have been omitted or condensed. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the accompanying Notes, contained in our Annual Report on Form 10-K/A for the year ended December 31, 2010 (the “Annual Report”).

The unaudited consolidated financial statements reflect all adjustments (all of which are of a normal, recurring nature) which management considers necessary for a fair statement of financial position, results of operations and cash flows for the interim period presented. The results for the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

C. Significant Accounting Policies

Change in Accounting Policy Regarding Pension and Other Postretirement Benefits

Effective January 1, 2011, we elected to change our method of recognizing actuarial gains and losses for our defined benefit pension plans and other postretirement benefit plans. Previously, we recognized the actuarial gains and losses as a component of Stockholders’ Equity on our consolidated balance sheets on an annual basis and amortized them into our operating results to the extent such gains and losses were outside of a corridor. In addition, we used a calculated market-related value of plan assets for purposes of calculating the expected return on plan assets. We have elected to immediately recognize the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each year (MTM Adjustment) and whenever a plan is remeasured (e.g. due to a significant curtailment,

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

settlement, etc.). The remaining components of pension and other postretirement benefits expense will be recorded on a quarterly basis (On-going Pension Expense). While our historical policy of recognizing pension and other postretirement benefit expense was considered acceptable, we believe that the new policy is preferable as it eliminates the delay in recognizing gains and losses in our operating results. This change will also improve transparency in our operating results by more quickly recognizing the effects of economic and interest rate conditions on plan obligations and assets.

We have applied these changes retrospectively, adjusting all prior periods.

Effective January 1, 2011, we also elected to change our method of accounting for certain costs included in inventory. We have elected to exclude the inactive portion of our pension and other postretirement benefit costs as a component of inventoriable costs. While our historical policy of including all pension and other postretirement benefit costs as components of inventoriable costs was acceptable, we believe that the new policy is preferable, as it only includes costs that are directly attributable to current inventory production.

Applying this change retrospectively, in connection with the change in accounting for pension and other postretirement benefit costs, did not have a material impact on previously reported inventory and cost of sales in any prior period presented.

The impacts of all adjustments made to the financial statements are summarized below (in thousands, except per share amounts):

Consolidated Statement of Income

	For the Three Months Ended June 30, 2010
	Previously Reported	Revised	Effect of Change
Cost of sales	$180,127	$178,936	$(1,191)
Research and development	3,191	3,091	(100)
Selling and administrative expense	32,308	32,030	(278)
Income before provision for income taxes	48,719	50,288	1,569
Provision for income taxes	9,397	9,541	144
Net income	39,322	40,747	1,425
Earnings per share of common stock-basic	0.33	0.34	0.01
Earnings per share of common stock-diluted	0.32	0.34	0.02

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consolidated Statement of Income

	For the Six Months Ended June 30, 2010
	Previously Reported	Revised	Effect of Change
Cost of sales	$327,688	$325,306	$(2,382)
Research and development	5,726	5,526	(200)
Selling and administrative expense	54,819	54,263	(556)
Income before provision for income taxes	93,916	97,054	3,138
Provision for income taxes	21,066	21,354	288
Net income	72,850	75,700	2,850
Earnings per share of common stock-basic	0.61	0.63	0.02
Earnings per share of common stock-diluted	0.60	0.63	0.03

Consolidated Statement of Cash Flows

	For the Six Months Ended June 30, 2010
	Previously Reported	Revised	Effect of Change
Net income	$72,850	$75,700	$2,850
Deferred income tax provision	(8,242)	(8,239)	3
Postretirement and pension plan	4,689	1,836	(2,853)

Had these changes not been made in 2011, net income would have been $27.4 million compared to the $28.6 million actually recorded for the three months ended June 30, 2011 and $53.4 million compared to the $55.8 million actually recorded for the six months ended June 30, 2011. Diluted earnings per share would have been $0.19 compared to $0.20 for the three months ended June 30, 2011 and $0.37 compared to $0.38 for the six months ended June 30, 2011.

Major Maintenance and Repair Costs

We perform scheduled major maintenance of the storage and processing units at our Seadrift plant (referred to as “overhaul”). Time periods between overhauls vary by unit. We also perform an annual scheduled significant maintenance and repair shutdown of the plant (referred to as “turnaround”).

Costs of overhauls and turnarounds include plant personnel, contract services, materials, and rental equipment. We defer these costs when incurred and use the straight-line method to amortize them over the period of time estimated to lapse until the next scheduled overhaul of the applicable storage or

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

processing unit or over one year for our turnaround. In the three and six months ended June 30, 2011, we deferred $4.9 million and $5.4 million, respectively under this policy.

Our turnaround, normally scheduled during the spring or early summer of each year, was completed during the three months ended June 30, 2011.

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

E. Recently Issued Accounting Standards

Accounting guidance issued by various standard setting and governmental authorities that have not yet become effective with respect to our Consolidated Financial Statements are described below, together with our assessment of the potential impact they may have on our results of operation and financial position.

Fair Value Measurement and Disclosure

In May 2011 the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. While disclosure requirements have been enhanced, most amendments clarify existing guidance in U.S. GAAP.

ASU 2011-04 becomes effective for us in the first quarter of 2012, with early adoption prohibited. All amendments are to be applied prospectively. We are currently assessing its impact on our Consolidated Financial Statements.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2)	Acquisitions

Seadrift Coke L.P. and C/G Electrodes LLC

On November 30, 2010, we acquired from the equity holders of Seadrift Coke L.P. (“Seadrift”) the 81.1% of the equity interests of Seadrift that we did not already own and from the equity holders of C/G Electrodes LLC (“St. Marys facility”) 100% of the equity interests of the St. Marys facility. Because Seadrift and the St. Marys facility meet the SEC definition of common control, we have treated the transactions as the acquisition of one business. Seadrift and the St. Marys facility (collectively referred to as the “Acquisitions”) are included in our Consolidated Financial Statements beginning as of December 1, 2010.

Seadrift is one of the largest producers of petroleum-based needle coke in the world and owns the world’s only known stand-alone petroleum-based needle coke plant. Needle coke is the key raw material used to make graphite electrodes, including premium UHP graphite electrodes, which are critical consumables in electric arc furnace (“EAF”) steel production. We believe the acquisition of Seadrift will assure us of a stable supply of a portion of our requirements for needle coke, the primary raw material in the production of graphite electrodes.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We accounted for our investment in Seadrift using the equity method of accounting because we had the ability to exercise significant influence, but not exercise control. In 2008 and 2009, we determined that the fair value of our investment was less than our carrying amount and that the losses in value were other than temporary. We recorded non-cash impairments of $34.5 million and $52.8 million in 2008 and 2009, respectively, to recognize these other than temporary losses in value. Summarized financial information for Seadrift, including adjustments for material intervening events, for the three and six months ended June 30, 2010 was (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2010
Net sales	$39,911	$62,700
Gross profit	14,006	16,937
Net income	10,912	10,037

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

In the three months ended June 30, 2010 and 2011, we recognized $1.6 million and $1.8 million, respectively, in stock-based compensation expense. A majority of the expense, $1.5 million and $1.6 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statement of Income, with the remaining expenses incurred as cost of sales and research and development.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the six months ended June 30, 2010 and 2011, we recognized $3.4 million and $4.0 million, respectively, in stock-based compensation expense. A majority of the expense, $3.1 million and $3.5 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statement of Income, with the remaining expenses incurred as cost of sales and research and development.

As of June 30, 2011, the total compensation cost related to non-vested restricted stock and performance shares and stock options not yet recognized was $14.4 million, which will be recognized over the weighted average life of 1.4 years.

Restricted Stock and Performance Shares

Restricted stock and performance share awards activity under the plans for the six months ended June 30, 2011 was:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2011	1,338,053	$15.91
Granted	133,986	22.79
Vested	(150,996)	16.90
Forfeited/canceled/expired	(218,097)	18.12

Outstanding unvested at June 30, 2011	1,102,946	$16.18

Stock Options

Stock option activity under the plans for the six months ended June 30, 2011 was:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2011	1,274,107	$11.96
Granted	7,600	20.73
Forfeited/canceled/expired	(38,971)	18.30
Exercised	(125,666)	9.33

Outstanding at June 30, 2011	1,117,070	$12.10

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4)	Earnings per Share

The following table shows the information used in the calculation of our share counts for basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2010	2011	2010	2011
Weighted average common shares outstanding for basic calculation	120,340,272	145,165,549	120,395,405	145,010,867
Add: Effect of stock options and restricted stock	748,148	798,855	687,099	712,178

Weighted average common shares outstanding for diluted calculation	121,088,420	145,964,404	121,082,504	145,723,045

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.

The weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 227,000 shares and 2,600 shares in the three months ended June 30, 2010 and 2011, respectively, and 232,000 shares and 2,600 shares in the six months ended June 30, 2010 and 2011, respectively, because the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize financial information concerning our reportable segments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2010	2011	2010	2011
	(Dollars in thousands)		(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$208,723	$269,751	$391,146	$533,236
Engineered Solutions	46,131	50,480	79,372	93,132

Total net sales	$254,854	$320,231	$470,518	$626,368

Segment operating income:
Industrial Materials	$35,379	$32,136	78,274	$66,335
Engineered Solutions	5,418	7,433	7,149	10,880

Total segment operating income	40,797	39,569	85,423	77,215

Reconciliation of segment operating income to income before provision for income taxes
Equity in earnings of non-consolidated affiliate	(1,684)	0	(910)	0
Other income, net	(8,596)	(196)	(11,855)	(187)
Interest expense	1,296	4,584	2,202	8,988
Interest income	(507)	(115)	(1,068)	(244)

Income before provision for income taxes	$50,288	$35,296	$97,054	$68,658

(6)	Other Income, Net

The following table presents an analysis of other income, net:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2010	2011	2010	2011
	(Dollars in thousands)		(Dollars in thousands)
Currency (gains) losses	$(8,965)	$(160)	$(12,683)	$472
Bank and other financing fees	531	496	996	979
Other	(162)	(532)	(168)	(1,638)

Total other income, net	$(8,596)	$(196)	$(11,855)	$(187)

Other income for the six months ended June 30, 2011, includes $0.7 million resulting from the collection of an acquired account receivable in the first quarter 2011 at an amount in excess of its fair value at the acquisition date.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the second quarter of 2007, we sold land and certain assets related to our former graphite electrode manufacturing facility in Caserta, Italy. The sale agreement provides that, upon completion of certain milestones in the remediation and landfill closure activities, portions of the escrowed amounts shall be paid to us. We recognize returns of funds held in escrow as other income when received. During the first quarter 2011, we completed all required activities and as such, the final $0.1 million was released from escrow and recognized as income as the restricted cash was released.

(7)	Benefit Plans

As discussed in Note 1, “Organization and Summary of Significant Accounting Policies,” effective January 1, 2011, we changed our method of recognizing actuarial gains and losses for our defined benefit pension plans and other postretirement benefits. This change was applied retrospectively and all prior period amounts have been adjusted accordingly. See Note 1 for further details.

The components of our consolidated net pension cost are set forth in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2010	2011	2010	2011
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$164	$164	$328	$328
Interest cost	2,446	2,446	4,892	4,892
Expected return on plan assets	(2,138)	(2,138)	(4,276)	(4,276)
Amortization of prior service cost	13	13	26	26

Net Cost	$485	$485	$970	$970

The components of our consolidated net postretirement cost are set forth in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2010	2011	2010	2011
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$41	$41	$82	$82
Interest cost	440	440	880	880
Amortization of prior service benefit	(48)	(48)	(96)	(96)

Net Cost	$433	$433	$866	$866

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8)	Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill during the six months ended June 30, 2011 are as follows:

Total
(Dollars in Thousands)
Balance as of December 31, 2010	499,238
Currency translation effect	(160)
Business acquisition (a)	1,610

Balance as of June 30, 2011	$500,688

(a)	Includes adjustment to preliminary assignment of fair value to net assets acquired.

The following table summarizes intangible assets with determinable useful lives by major category as of December 31, 2010 and June 30, 2011:

	At December 31, 2010			At June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
Patents	$3,520	$(1,168)	$2,352	$3,520	$(1,280)	$2,240
Trade name	7,900	(124)	7,776	7,900	(861)	7,039
Technological know-how	42,800	(497)	42,303	43,349	(3,508)	39,841
Customer –related intangible	107,500	(1,258)	106,242	108,267	(8,810)	99,457

Total finite-lived intangible assets	$161,720	$(3,047)	$158,673	$163,036	$(14,459)	$148,577

Amortization expense of intangible assets was $0.1 million and $5.7 million in the three months ended June 30, 2010 and 2011, respectively, and $0.1 million and $11.4 million in the six months ended June 30, 2010 and 2011, respectively.

(9)	Long-Term Debt and Liquidity

The following table presents our long-term debt:

	At December 31,	At June 30,
	2010	2011
	(Dollars in thousands)
Revolving Facility	$130,000	$198,000
Senior Subordinated Notes	143,404	148,338
Other debt	2,395	2,392

Total	$275,799	$348,730

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

The Revolving Facility contains financial covenants which require us to maintain a minimum interest coverage ratio of 1.75 to 1.00 and a maximum net senior secured leverage ratio of 2.25 to 1.00, subject to adjustment for certain events. The Revolving Facility also contains a number of other covenants which restrict certain corporate activities including annual capital expenditures, the payment of dividends and repurchases of our common stock. At June 30, 2011, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable.

Senior Subordinated Notes

On November 30, 2010, in connection with the Acquisitions, we issued Senior Subordinated Notes for an aggregate total face amount of $200 million. These Senior Subordinated Notes are non-interest bearing and mature in 2015, see Note 2, “Acquisitions”. Because the promissory notes are non-interest bearing, we were required to record them at their present value (determined using an interest rate of 7%). The difference between the face amount of the promissory notes and their present value is recorded as debt discount. The debt discount will be amortized using the interest method over the life of the promissory notes. The loan balance, net of unamortized discount, was $148.3 million at June 30, 2011.

Other Debt

On September 30, 2009, our Spanish subsidiary received a $1.8 million economic stimulus loan from the Ministry of Industry, Government of Spain. The loan is non-interest bearing and matures in October 2024. Repayment in 10 annual installments commences in October 2015. Because the loan is non-interest bearing, we were required to record the loan at its present value (determined using an interest rate of 4.33%). The difference between the proceeds received and the present value of debt is recorded as debt discount and deferred expense. The discount is amortized to income using the interest method; the deferred charge is amortized using the same basis and over the same period as the capital projects are depreciated. The loan balance, net of unamortized discount, was $1.3 million at June 30, 2011.

Also included in other debt is a mortgage note due 2018, payable to the Pennsylvania Industrial

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Development Authority. The mortgage requires monthly payments of $12 thousand including interest at 3% and is collateralized by our St. Marys facility. The balance of this debt was $1.0 million at June 30, 2011.

(10)	Inventories

Inventories are comprised of the following:

	At December 31, 2010	At June 30, 2011
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$118,691	$173,166
Work in process	160,368	168,685
Finished goods	64,075	63,901

	343,134	405,752
Reserves	(2,716)	(3,710)

	$340,418	$402,042

We recognize abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) as current period charges. We are required to allocate fixed production overheads to the costs of conversion based on normal capacity of the production facilities. The unabsorbed costs were attributable to adjustments of fixed production overheads to the costs of conversion based on normal capacity versus actual levels, due to production levels at certain facilities being below normal capacity for the quarters ended June 30, 2010 and 2011. Costs in excess of normal absorption at December 31, 2010 and June 30, 2011 were $1.4 million and $0.5 million, respectively.

(11)	Interest Expense

The following table presents an analysis of interest expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2011	2010	2011
	(Dollars in thousands)		(Dollars in thousands)
Interest incurred on debt	$162	$1,397	$301	$2,600
Amortization of discount on Senior Subordinated Notes	0	2,488	0	4,934
Amortization of debt issuance costs	676	385	1,002	772
Supply chain financing mark-up	441	302	851	662
Interest incurred on other items	17	12	48	20

Total interest expense	$1,296	$4,584	$2,202	$8,988

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12)	Other Comprehensive Income

Other comprehensive income consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2011	2010	2011
	(Dollars in thousands)		(Dollars in thousands)
Net Income	$40,747	$28,569	$75,700	$55,832
Other comprehensive income:
Foreign currency translation adjustments	(30,055)	7,356	(47,885)	16,195
Commodities and foreign currency derivatives, net of tax $(1), $1,176, $180, $5,083	365	1,950	472	7,481

Total comprehensive income	$11,057	$37,875	$28,287	$79,508

(13)	Supply Chain Financing

We are party to a supply chain financing arrangement with a third party. Under this arrangement, we essentially assign our rights to purchase needle coke from our supplier to the financing party. The financing party purchases the product from our supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment to the financing party for this needle coke includes a mark up (the “Mark-Up”). The Mark-Up is a premium expressed as a percentage of the purchase price. For the first six months of 2011 the Mark-Up was based on 2 month LIBOR plus a margin of 2.75%. The Mark-Up is subject to quarterly reviews. This arrangement helps us to maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. Based on the terms of the arrangement, the total amount that we owe to the financing party may not exceed $49.3 million at any point in time.

We record the inventory once title and risk of loss transfers from the supplier to the financing party. The amount recorded as a liability to the financing party was $25.0 million and $23.6 million at December 31, 2010 and June 30, 2011, respectively.

For the three months ended June 30, 2010 and 2011, the financing party invoiced us $55.4 million and $43.0 million, respectively, for purchases of inventory under this arrangement. For the three months ended June 30, 2010 and 2011, we recognized a Mark-Up of $0.5 million and $0.3 million, respectively, as interest expense.

For the six months ended June 30, 2010 and 2011, the financing party invoiced us $106.6 million and $91.4 million, respectively, for purchases of inventory under this arrangement. For the six months ended June 30, 2010 and 2011, we recognized a Mark-Up of $0.9 million and $0.7 million, respectively, as interest expense.

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

Product Warranties

We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid amounted to $2.7 million at December 31, 2010 and $1.8 million at June 30, 2011. The following table presents the activity in this accrual for the six months ended June 30, 2011 (dollars in thousands):

Balance at January 1, 2011	$2,653
Product warranty adjustments	(326)
Payments and settlements	(487)

Balance at June 30, 2011	$1,840

(15)	Income Taxes

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

The provision for income taxes for the three months ended June 30, 2010 and 2011 was a tax expense of $9.5 million on pretax income of $50.3 million, and a tax expense of $6.7 million on pretax income of $35.3 million, respectively. The effective tax rates were 19.0% and 19.1% for the three months ended June 30, 2010 and 2011, respectively. The current year effective tax rate differs from the U.S statutory rate of 35% primarily due to jurisdictional mix of income and changes in the utilization of attributes and related valuation allowances.

The provision for income taxes for the six months ended June 30, 2010 and 2011 was a tax expense of $21.4 million on pretax income of $97.1 million, and a tax expense of $12.8 million on pretax income of $68.7 million, respectively. The effective tax rates were 22.0% and 18.7% for the six months ended June 30, 2010 and 2011, respectively. The current year effective tax rate differs from the U.S statutory rate of 35% primarily due to jurisdictional mix of income and changes in the utilization of attributes and related valuation allowances.

Our cumulative year-to-date unrecognized tax benefits have not materially changed from the prior period. As of June 30, 2011, we had unrecognized tax benefits of $13.8 million, which would have a favorable impact on our effective tax rate. It is reasonably possible that a reduction of unrecognized tax benefits in a range of $1.5 million to $2.5 million may occur within 12 months as a result of settlements and the expiration of statutes of limitation.

We file income tax returns in the U.S. federal and state jurisdictions and various non-U.S. jurisdictions. All U.S. tax years prior to 2008 are closed by statute or have been audited and settled with

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the U.S. tax authorities. We are currently under federal audit by the Internal Revenue Service for the 2008 and 2009 tax years. We are also under audit in Switzerland for federal, cantonal, and communal taxes for the fiscal years 2006 – 2008, and in Italy for our 2006 tax year. All other non-U.S. jurisdictions are still open to examination beginning after 2005.

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

Foreign currency derivatives

We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures such as foreign currency denominated debt, sales, receivables, payables, and purchases. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. There was no ineffectiveness on these contracts during either the three or six months ended June 30, 2011.

In 2010 and 2011, we entered into foreign forward currency derivatives as hedges of anticipated cash flows and firm commitments denominated in the Mexican peso, Brazilian real, euro and Japanese yen. These derivatives were entered into to protect the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates between the US dollar and the Mexican peso, Brazilian real, euro and Japanese yen. As of June 30, 2011, we had outstanding Mexican peso, Brazilian real, euro, and Japanese yen currency contracts, with aggregate notional amounts of $139.0 million. The foreign currency derivatives outstanding as of June 30, 2011 have several maturity dates ranging from July 2011 to March 2012.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Commodity derivative contracts

We periodically enter into derivative contracts for natural gas and certain refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. There was no ineffectiveness on these contracts during either the three or six months ended June 30, 2011. As of June 30, 2011, we had outstanding derivative swap contracts for refined oil products and natural gas with aggregate notional amounts of $93.5 million and $0.7 million respectively. These contracts have maturity dates ranging from July 2011 to June 2012.

The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At December 31, 2010 and June 30, 2011, the fair values of our derivatives and their respective balance sheet locations are presented in the following table:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(Dollars in Thousands)
As of December 31, 2010
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$1,226	Other payables	$390
Commodity derivative contracts	Other current assets	803	Other current liabilities	225

Total fair value		$2,029		$615

As of June 30, 2011
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$2,906	Other payables	$2,038
Commodity derivative contracts	Other current assets	8,691	Other current liabilities	477

Total fair value		$11,597		$2,515

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(Dollars in Thousands)
As of December 31, 2010
Derivatives designated as fair value hedges:
Foreign currency derivatives	Other receivables	$0	Other payables	$0

Total fair value		$0		$0

As of June 30, 2011
Derivatives designated as fair value hedges:
Foreign currency derivatives	Other receivables	$0	Other payables	$126

Total fair value		$0		$126

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The location and amount of realized (gains) losses on derivatives are recognized in the Statement of Income when the hedged item impacts earnings and are as follows for the three months ended June 30, 2010 and 2011:

		Amount of (Gain)/Loss Recognized (Effective Portion)
Three Months ended June 30,	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	2010	2011
		(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Cost of goods sold/Other (income) expense / Revenue	$(197)	$9
Commodity forward derivatives	Cost of goods sold / Revenue	$157	$(1,039)

		Amount of (Gain)/Loss Recognized (Effective Portion)
Three Months ended June 30,	Location of (Gain)/Loss Recognized in the Consolidated Statement of Income	2010	2011
		(Dollars in Thousands)
Derivatives designated as fair value hedges:
Foreign currency derivatives	Cost of goods sold/Other (income) expense / Revenue	$0	$328

		Amount of (Gain)/Loss Recognized (Effective Portion)
Six Months ended June 30,	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	2010	2011
		(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Cost of goods sold/Other (income) expense / Revenue	$(261)	$881
Commodity forward derivatives	Cost of goods sold / Revenue	$186	$(801)

		Amount of (Gain)/Loss Recognized (Effective Portion)
Six Months ended June 30,	Location of (Gain)/Loss Recognized in the Consolidated Statement of Income	2010	2011
		(Dollars in Thousands)
Derivatives designated as fair value hedges:
Foreign currency derivatives	Cost of goods sold/Other (income) expense / Revenue	$0	$328

Our foreign currency and commodity derivatives are treated as hedges under ASC 815, Derivatives and Hedging and are required to be measured at fair value on a recurring basis. With respect to the inputs used to determine the fair value, we use observable, quoted rates that are determined by active markets and, therefore, classify the contracts as “Level 2” in accordance with the definition in ASC 820, FairValue Measurements and Disclosures.

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

Unless otherwise specifically noted, market and market share data in this Report are our own estimates or derived from sources described in “Part I – Preliminary Notes – Presentation of Financial, Market and Legal Data” in the Annual Report, which description is incorporated herein by reference. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Forward Looking Statements and Risks” and “Risk Factors” in this Report and “Forward Looking Statements” and “Risk Factors” in the Annual Report. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources has consented to the disclosure or use of data in this Report.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

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

•

the possibility that we will not be able to hire and retain key personnel, maintain appropriate relations with unions, associations and employees or to renew or extend our collective bargaining or similar agreements on reasonable terms as they expire or to do so without a work stoppage or strike;

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

among other things, natural or nuclear disasters, process interruptions, actions by producers and capacity limitations, may adversely affect our ability to manufacture and supply our products or result in higher costs;

•

the possibility that our key or other raw materials become unavailable and that the magnitude of changes in the cost of key and other raw materials, including petroleum based coke, by reason of shortages, market pricing, pricing terms in applicable supply contracts, or other events may adversely affect our ability to manufacture and supply our products or result in higher costs;

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

For a more complete discussion of these and other factors, see “Risk Factors,” in Part I, Item 1A of the Annual Report and Part II, Item 1A of this Report.

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

Based on current International Monetary Fund (IMF) projections and other global economic forecasts, global GDP growth was revised downward slightly to expand by approximately 4.3 percent in 2011. However, degrees of growth will continue to vary in both advanced and emerging economies. Stronger growth is projected in emerging economies, given robust internal demand.

The IMF cited a slower pace of growth in the second quarter of 2011 compared to the first quarter. The IMF indicated that it believes that the following factors have elevated risks to the stability of the global economic recovery:

•	Financial sector weakness in the United States and euro area;

•	Rising inflation in China and other emerging countries;

•	Global supply chain disruptions from the Japan earthquake/tsunami; and

•	Geopolitical uncertainty in the Middle East and North Africa.

Global steel operating rates continued to rise in the second quarter of 2011, but have started to lull in response to weaker demand in some countries from key steel end-markets, such as automotive, construction, and appliances.

According to published reports, global steel capacity utilization was approximately 82% for the three and six months ended June 30, 2011, relatively flat with the three months ended June 30, 2010 and an increase of 2 percentage points compared to the six months ended June 30, 2010. The United States steel industry operated at approximately 75% and 74% utilization for the three and six months ended June 30, 2011, respectively, compared to 73% and 70% utilization for the comparable periods in 2010. For the United States, this is an increase of 2 and 4 percentage points, respectively.

Demand for our Industrial Materials segment’s products is primarily linked with the global production of steel in an electric arc furnace and, to a lesser extent, with the total production of steel and certain other metals. During the three and six months ended June 30, 2011, global steel production, excluding China, is estimated to have increased by 4% and 6%, respectively, compared to the same periods last year. China’s steel production is estimated to have increased by 9% and 10%, respectively, during the three and six months ended June 30, 2011, contributing to estimated global steel production increases of 6% and 8%, respectively, in these periods compared to 2010 levels.

EAF steel production has followed a similar trend as overall steel production. During the three and six months ended June 30, 2011, estimated EAF steel production, excluding China, is estimated to have increased by 6% and 9% respectively, compared to the same periods last year. China’s estimated EAF steel production increased by 16% and 14%, respectively, during the three and six months ended June 30, 2011, contributing to estimated global EAF steel production increases of 7% and 10% respectively, compared to the same periods last year. The improved efficiency of electric arc furnaces has resulted in a decrease in the average rate of consumption of graphite electrodes per metric ton of steel produced in electric arc furnaces (called “specific consumption”). Generally, changes in graphite electrode demand have tracked changes in EAF steel production, offset by declines in specific consumption.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

If in 2011 the IMF projections and other economic forecasts described above were to materialize, we would then expect the following results:

•

Earnings before interest, taxes, depreciation and amortization would be in approximately $285 million, calculated as Operating Income of $200 million, plus depreciation and amortization of approximately $85 million;

•	Overhead expense (selling and administrative and research and development expenses) would be in the range of $145 million to $155 million;

•	Interest expense in the range of $18 million to $20 million;

•	Capital expenditures would be approximately $145 million to $160 million;

•	Depreciation and amortization expense would be approximately $85 million;

•	The effective tax rate would be in the range of 22 percent to 24 percent;

•	Cash flow from operations would be in the range of $150 million to $180 million.

Our outlook could be significantly impacted by, among other things, factors described under “Forward Looking Statements and Risks” in this Report. For a more complete discussion of these and other factors, see “Risk Factors” in the Annual Report and in Part II, Item 1A of this Report.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Results of Operations and Segment Review

Three Months Ended June 30, 2010 as Compared to Three Months Ended June 30, 2011.

The tables presented in our period-over-period comparisons summarize our consolidated statements of income and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the three months ended June 30, 2010 and 2011. Throughout our MD&A, changes that are less than 5% or less than $1.0 million, are deemed to be not meaningful and are designated as “NM”.

(in thousands, except per share data and % change)

	For the
	Three Months Ended
	June 30,		Increase	%
	2010	2011	(Decrease)	Change
Net sales	$254,854	$320,231	$65,377	26
Cost of sales	178,936	245,072	66,136	37

Gross profit	75,918	75,159	(759)	NM
Research and development	3,091	2,934	(157)	NM
Selling and administrative expenses	32,030	32,656	626	NM

Operating income	40,797	39,569	(1,228)	NM
Equity in earnings of non-consolidated affiliate	(1,684)	0	1,684	(100)
Other income, net	(8,596)	(196)	8,400	(98)
Interest expense	1,296	4,584	3,288	254
Interest income	(507)	(115)	(392)	NM

Income before provision for income taxes	50,288	35,296	(14,992)	(30)
Provision for income taxes	9,541	6,727	(2,814)	(29)

Net income	$40,747	$28,569	$(12,178)	(30)

Basic income per common share:	$0.34	$0.20	$(0.14)
Diluted income per common share:	$0.34	$0.20	$(0.14)

Net sales. We experienced higher sales for both of our operating segments as a result of the global economic recovery. Our acquisitions of Seadrift and the St. Marys facility on November 30, 2010 and of Micron Research in February 2011 resulted in $55.7 million of additional sales in the three months ended June 30, 2011. Excluding sales from these acquisitions, net sales increased $9.7 million, due primarily to volume increases.

Net sales, by operating segment for the three months ended June 30, 2010 and 2011 were:

(in thousands, except per % change)

	For the
	Three Months Ended
	June 30,		Increase	%
	2010	2011	(Decrease)	Change
Industrial materials	$208,723	$269,751	$61,028	29
Engineered solutions	46,131	50,480	4,349	9

Total net sales	$254,854	$320,231	$65,377	26

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Our analysis of the percentage change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	30%	(6%)	5%	29%
Engineered Solutions	5%	1%	3%	9%

Net sales. Net sales for our Industrial Materials segment increased significantly in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 due to higher graphite electrode sales volume, including increases resulting from the acquisition of the St. Marys facility, as well as additional sales resulting from the inclusion of the acquired needle coke and related by-products business in this segment. These acquisitions resulted in $55.0 million in additional sales in the quarter. Graphite electrode demand continued to recover in 2011, however, the increase in demand was offset, in part, by a decline in the average selling price of approximately 7%, exclusive of currency impacts. The weakening of the U.S. dollar relative to other currencies, primarily the Euro, virtually offset the decline in average selling price.

Net sales for our Engineered Solutions segment increased in the three months ended June 30, 2011, compared to the three months ended June 30, 2010, due to higher volumes, particularly related to natural graphite products used to displace heat in electronics, and the impact of the decline of the U.S. dollar.

Cost of sales. For the three months ended June 30, 2011, we experienced increases in cost of sales of $42.8 million as a result of increased sales volumes, primarily resulting from our acquisitions of Seadrift and St. Marys, and the $4.3 million impact of purchase accounting adjustments. Incentive compensation expense (“ICP”) in the three months ended June 30, 2011 was $1.5 million lower than the three months ended June 30, 2010. Our Industrial Materials segment was further negatively impacted by changes in foreign currency, which increased costs by an additional $15.3 million, and the increased cost of needle coke.

Needle coke is the primary raw material in the manufacture of graphite electrodes. Although a portion of our needle coke requirements are supplied by Seadrift, our cost of needle coke for producing a graphite electrode in the second quarter of 2011 increased. Our gross margin in the second quarter of 2011 was negatively impacted by these cost increases which we were not able to pass on to our customers.

Due to rising costs and increasing demand for our products, we announced price increases to our customers for normal premium grade needle coke and graphite electrodes in June and early July, respectively. While we do not expect a material impact to 2011 results from these price increases as the majority of our 2011 business is booked, it better positions us early in 2012 to manage margins amid rising costs.

We perform an annual scheduled significant maintenance and repair shutdown (referred to as a “turnaround”) at our Seadrift facility. Costs directly related to the turnaround, including plant personnel, contract services, materials, and rental equipment, are deferred when incurred and amortized to cost of sales using the straight-line method generally over a one year term. Our 2011 turnaround was performed and completed in May and costs of $5.0 million were deferred. Our results of operation for the three months ended June 30, 2011 include amortization of $0.4 million for these costs.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

A new collective bargaining agreement between our Clarksburg, West Virginia facility and the United Steelworkers was ratified by our bargaining team members on June 11, 2011, to replace the contract that expired in June 2010.

Selling and administrative expenses. The amortization of acquired intangibles resulted in $4.4 million of expense in the three months ended June 30, 2011. This increase was partially offset by a decrease of $3.3 million related to lower ICP expense in the three months ended June 30, 2011 compared to June 30, 2010. During the three months ended June 30, 2010 we incurred $6.6 million of acquisition costs (i.e., advisory, legal, valuation, and other professional fees, etc.) associated with our November 30, 2010 acquisitions of Seadrift and St. Marys which did not recur in 2011.

Equity in losses of non-consolidated affiliate. During the three months ended June 30, 2010 our equity in earnings of our non-consolidated affiliate, on a one-month lag, was $2.2 million. On November 30, 2010, we acquired from the equity holders of Seadrift the 81.1% of the equity interests of Seadrift that we did not already own, and Seadrift is now included in our consolidated results of operations.

Interest expense. Interest expense increased $3.3 million in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily due to the amortization of the discount on the Senior Subordinated Notes issued as consideration for the acquisitions of Seadrift and the St. Marys facility, as well as increased interest due to higher borrowings under our Revolving Facility used primarily to finance the acquisitions.

Other (income) expense, net. Other (income), decreased from $8.6 million in the three months ended June 30, 2010 to $0.2 million in the three months ended June 30, 2011. The primary driver of this change is the remeasurement of non-dollar denominated inter-company loans. For the three months ended June 30, 2010, currency gains totaled $9.0 million, compared to currency gains of $0.2 million for the three months ended June 30, 2011 due principally to translation rate changes.

Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the three months ended June 30, 2010 and 2011:

	For the
	Three Months Ended
	June 30,
	2010	2011
	(Dollars in thousands)
Industrial Materials	$35,379	$32,136
Engineered Solutions	5,418	7,433

Total segment operating income	$40,797	$39,569

The percentage relationship of operating expenses to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	For the Three Months Ended
	June 30,
	(Percentage of sales)
	2010	2011	Change
Industrial Materials	83%	88%	5%
Engineered Solutions	88%	85%	(3%)

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Segment operating costs and expenses as a percentage of sales for Industrial Materials increased 5 percentage points to 88% in the three months ended June 30, 2011. Total operating costs and expenses increased $64.3 million in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase in total operating costs was a result of volume increases of $41.7 million, due in part to increased volumes as a result of our acquisitions, as well as unfavorable currency changes of $15.3 million.

Even though total segment operating costs and expenses in our Engineered Solutions segment increased $2.3 million for the three months ended June 30, 2011, as compared to the three months ended June 30, 2011; they declined as a percentage of sales by 3 percentage points to 85%.

Provision for income taxes. The provision for income taxes for the three months ended June 30, 2010 was a tax expense of $9.5 million on pretax income of $50.3 million as compared to tax expense of $6.7 million on pretax income of $35.3 million for the three months ended June 30, 2011. The effective tax rates were 19.0% and 19.1% for the three months ended June 30, 2010 and 2011, respectively. The current year effective tax rate differs from the U.S statutory rate of 35% primarily due to jurisdictional mix of income and changes in the utilization of attributes and related valuation allowances.

Six Months Ended June 30, 2010 as Compared to Six Months Ended June 30, 2011.

The tables presented in our period-over-period comparisons summarize our consolidated statements of income and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the six months ended June 30, 2010 and 2011. Throughout our MD&A, changes that are less than 5% or less than $1.0 million, are deemed to be not meaningful and are designated as “NM”.

(in thousands, except per share data and % change)

	For the
	Six Months Ended
	June 30,		Increase	%
	2010	2011	(Decrease)	Change
Net sales	$470,518	$626,368	$155,850	33
Cost of sales	325,306	478,274	152,968	47

Gross profit	145,212	148,094	2,882	NM
Research and development	5,526	6,004	478	NM
Selling and administrative expenses	54,263	64,875	10,612	20

Operating income	85,423	77,215	(8,208)	(10)
Equity in earnings of non-consolidated affiliate	(910)	0	910	NM
Other income, net	(11,855)	(187)	11,668	(98)
Interest expense	2,202	8,988	6,786	308
Interest income	(1,068)	(244)	(824)	NM

Income before provision for income taxes	97,054	68,658	(28,396)	(29)
Provision for income taxes	21,354	12,826	(8,528)	(40)

Net income	$75,700	$55,832	$(19,868)	(26)

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Basic income per common share:	$0.63	$0.39	$(0.24)
Diluted income per common share:	$0.63	$0.38	$(0.25)

Net sales. We experienced higher sales for both of our operating segments as a result of the global economic recovery. Our acquisitions of Seadrift and the St. Marys facility on November 30, 2010 and of Micron Research in February 2011 resulted in $121.1 million of additional sales in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Excluding sales from acquisitions, net sales increased $34.8 million, due primarily to volume increases.

Net sales, by operating segment for the six months ended June 30, 2010 and 2011 were:

(in thousands, except per % change)

	For the
	Six Months Ended
	June 30,		Increase	%
	2010	2011	(Decrease)	Change
Industrial materials	$391,146	$533,236	$142,090	36
Engineered solutions	79,372	93,132	13,760	17

Total net sales	$470,518	$626,368	$155,850	33

Our analysis of the percentage change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	41%	(8%)	3%	36%
Engineered Solutions	14%	2%	1%	17%

Net sales. Net sales for our Industrial Materials segment increased significantly in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 due to higher graphite electrode sales volume, including increases resulting from the acquisition of the St. Marys facility, as well as additional sales resulting from the inclusion of the acquired needle coke and related by-products business in this segment. These acquisitions resulted in $120.0 million in additional sales in the quarter. Graphite electrode demand continued to recover in 2011, however, the increase in demand was offset, in part, by a decline in the average selling price of approximately 7%, exclusive of currency impacts. The weakening of the U.S. dollar relative to other currencies, primarily the Euro, partially offset the decline in average selling price.

Net sales for our Engineered Solutions segment increased in the six months ended June 30, 2011, compared to the six months ended June 30, 2010, due to higher volumes, particularly related to natural graphite products used to displace heat in electronics, and the impact of the decline of the U.S. dollar.

Cost of sales. For the six months ended June 30, 2011, we experienced increased cost of sales of $110.2 million as a result of increased sales volumes, primarily resulting from our acquisitions, and the $10.4 million impact of purchase accounting adjustments. Our Industrial Materials segment was further negatively impacted by changes in foreign currency, which increased costs by an additional $20.4 million,

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

and the increased cost of needle coke.

Needle coke is the primary raw material in the manufacture of graphite electrodes. Although a portion of our needle coke requirements are supplied by Seadrift, our cost of needle coke for producing a graphite electrode in the first half of 2011 increased. Our gross margin in the first half of 2011 was negatively impacted by these cost increases which we were not able to pass on to our customers.

We perform an annual scheduled significant maintenance and repair shutdown (referred to as a “turnaround”) at our Seadrift facility. Costs directly related to the turnaround, including plant personnel, contract services, materials, and rental equipment, are deferred when incurred and amortized to cost of sales using the straight-line method generally over a one year term. Our 2011 turnaround was performed and completed in May and costs of $5.0 million were deferred. Our results of operation for the six months ended June 30, 2011 include $0.4 of amortization for these costs.

Selling and administrative expenses. Selling and administrative expenses increased $10.6 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This increase was due primarily to the amortization of acquired intangibles, which resulted in $8.6 million of expense in the six months ended June 30, 2011. The increased costs incurred in the 2011 period attributable to the additional employees acquired in the acquisitions largely offset the fact that significant costs incurred in the six months ended June 30, 2010 did not recur in the 2011 period. General selling costs, including sales commissions and technical service, increased $4.4 million in the six months ended June 30, 2011 in order to support our high sales volumes. These increases were offset by a decrease in ICP expense of $4.7 million. During the six months ended June 30, 2010 we incurred $6.7 million of acquisition costs (i.e., advisory, legal, valuation, and other professional fees, etc.) associated with our November 30, 2010 acquisitions of Seadrift and St. Marys.

Equity in losses of non-consolidated affiliate. During the six months ended June 30, 2010 our equity in earnings of our non-consolidated affiliate, on a one-month lag, was $1.9 million. On November 30, 2010, we acquired from the equity holders of the Seadrift 81.1% of the equity interests of Seadrift that we did not already own, and Seadrift is now included in our consolidated results of operations.

Interest expense. Interest expense increased $6.8 million in the six months ended June 30, 2011, compared to the six months ended June 30, 2010, primarily due to the amortization of the discount on the Senior Subordinated Notes issued as consideration for the acquisitions of Seadrift and the St. Marys facility, as well as increased interest due to higher borrowings under our Revolving Facility, as well as increased interest due to higher borrowings under our Revolving Facility used primarily to finance the acquisitions.

Other (income) expense, net. Other (income), decreased from $11.9 million in the six months ended June 30, 2010 to $0.2 million in the six months ended June 30, 2011. The primary driver of this change is remeasurement of non-dollar denominated inter-company loans. For the six months ended June 30, 2010, currency gains totaled $12.7 million, compared to currency losses of $0.5 million for the six months ended June 30, 2011 due principally to translation rate changes. During the six months ended June 30, 2011, we also recorded other income of $0.7 million resulting from the collection of an acquired account receivable at an amount in excess of its estimated fair value at the acquisition date, as well as the release of the final $0.1 million escrow balance related to our Caserta, Italy sale.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the six months ended June 30, 2010 and 2011:

	For the
	Six Months Ended
	June 30,
	2010	2011
	(Dollars in thousands)
Industrial Materials	$78,274	$66,335
Engineered Solutions	7,149	10,880

Total segment operating income	$85,423	$77,215

The percentage relationship of operating expenses, to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	For the Six Months Ended
	June 30,
	(Percentage of sales)
	2010	2011	Change
Industrial Materials	80%	88%	8%
Engineered Solutions	91%	88%	(3%)

Segment operating costs and expenses as a percentage of sales for Industrial Materials increased 8 percentage points to 88% in the six months ended June 30, 2011. Total operating costs and expenses increased $154.0 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in total operating costs was a result of volume increases of $103.0 million, due in part to increased volumes as a result of our acquisitions, as well as unfavorable currency changes of $20.4 million.

Segment operating costs and expenses as a percentage of sales for Engineered Solutions decreased 3 percentage points to 88% for the six months ended June 30, 2011. In total, operating costs increased $7.3 million as a result of higher volumes.

Provision for income taxes. The provision for income taxes for the six months ended June 30, 2010 was a tax expense of $21.4 million on pretax income of $97.1 million as compared to tax expense of $12.8 million on pretax income of $68.7 million for the six months ended June 30, 2011. The effective tax rates were 22.0% and 18.7% for the six months ended June 30, 2010 and 2011, respectively. The current year effective tax rate differs from the U.S statutory rate of 35% primarily due to jurisdictional mix of income and changes in the utilization of attributes and related valuation allowances.

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

During the six months ended June 30, 2011, the average exchange rates for the Japanese yen, Brazilian real, and South African increased significantly, by approximately 11.6%, 10.2% and 9.2%, respectively, when compared to their average exchange rates for the six months ended June 30, 2010. During the six months ended June 30, 2011 the average exchange rate for the Mexican peso, the euro and the British pound increased roughly 6.5%, 5.7% and 5.9%, respectively, compared to their average exchange rates for the six months ended June 30, 2010

For net sales of Industrial Materials, the impact of changes in the average exchange rates for the period was an increase of $10.8 million in the six months ended June 30, 2011. For the cost of Industrial Materials, the impact of these events was an increase of $20.4 million in the six months ended June 30, 2011.

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

We had a net total currency gain of $12.7 million in the six months ended June 30, 2010 as compared to a net total currency loss of $0.5 million in the six months ended June 30, 2011, primarily due to the remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities.

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

Our financing obligations are as follows:

	At December 31, 2010	At June 30, 2011
	(Dollars in thousands)
Short-term debt	$155	$11,626
Supply chain financing liability	24,959	23,633

Total current financing liabilities	25,114	35,259

Long-term debt	275,799	348,730

Total financing liabilities	$300,913	$383,989

At June 30, 2011, we had cash and cash equivalents of $9.3 million, short-term debt of $11.6 million, long-term debt of $348.7 million and stockholders’ equity of $1,316.3 million. We also have $52.5 million available through our Revolving Facility. As part of our cash management activities, we manage accounts receivable credit risk, collections, and accounts payable vendor terms to maximize our free cash at any given time and minimize accounts receivable losses.

Our sources of funds have consisted principally of cash flow from operations, debt including our Revolving Facility, equity financings, and supply chain financings. Our uses of those funds (other than for operations) have consisted principally of capital expenditures, payment of pension and post-retirement contributions, debt reductions, purchases of treasury shares and other obligations. As of June 30, 2011, we have accrued liabilities for several future significant cash expenditures including pension plan funding obligations approximating $3.4 million, of which we paid $1.3 million on July 15, 2011.

We have an accounts receivable factoring arrangement in place that provides additional working capital liquidity of up to $25.0 million. We did not sell any receivables under this arrangement during the three and six months ended June 30, 2010 or 2011.

Accounts receivable are sold without recourse under this arrangement. Lower sales volumes for our products and reduced credit quality of our customers may limit the amount of receivables that we sell in the future. This accounts receivable factoring facility renewed for a one year term that expires June 30, 2012.

We are party to a supply chain financing arrangement with a third party that provides additional working capital liquidity of up to $50 million. Under this arrangement, we essentially assign our rights to purchase needle coke from our supplier to the financing party. The financing party purchases the product from our supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

the financing party. Our payment to the financing party for this needle coke includes a mark up (the “Mark-Up”). For the first six months of 2011 the Mark-Up was based on 2 month LIBOR plus a margin of 2.75%. The Mark-Up is subject to quarterly reviews. In effect, we have a longer period of time to pay the financing party than by purchasing directly from the supplier which helps us maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. During the six months ended June 30, 2011, the financing party invoiced us $91.4 million and we had net payments of $1.3 million for purchases of inventory under this arrangement, including a Mark-Up of $0.7 million.

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

At June 30, 2011, we had outstanding borrowings drawn from the Revolving Facility of $201.4 million, and $52.5 million was available (after consideration of outstanding letters of credit of $6.1 million). It is possible that our future ability to borrow under the Revolving Facility will be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Revolving Facility.

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

At June 30, 2011, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable. These covenants include maintaining an interest coverage ratio of at least 1.75 to 1.00 and a maximum net senior secured leverage ratio of 2.25 to 1.00, subject to adjustment based on a rolling average of the prior four quarters. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants through maturity of our Revolving Facility. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

At June 30, 2011, approximately 42% of our debt consists of fixed rate or zero interest rate obligations compared to 53% at December 31, 2010.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

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

Certain of our obligations could have a material impact on our liquidity. Cash flow from operations and from financing activities services payment of our obligations, including our incentive compensation program paid out in the second quarter of 2011, thereby reducing funds available to us for other purposes. Although we currently have $52.5 million of additional borrowing capacity under the Revolving Facility, continued improvement, or another downturn, in the global economy may require increased borrowings under our Revolving Facility, particularly if our accounts receivable and supply chain financing arrangements are terminated. An improving economy, while resulting in improved results of operations and cash flows, could require significant cash requirements to purchase inventories and pay other obligations as accounts receivable increase. A downturn could significantly negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.

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

Cash Flows.

The following is a discussion of our cash flow activities:

	For the
	Six Months Ended
	June 30,
	2010	2011
	(Dollars in millions)
Cash flow provided by (used in):
Operating activities	$13.9	$(18.0)
Investing activities	(24.0)	(64.8)
Financing activities	24.6	78.7

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

During the six months ended June 30, 2011, changes in working capital resulted in a net use of funds of $123.0 million which was impacted by:

•	use of funds of $47.1 million from the increase in accounts receivable, which are due primarily to increased sales for the period;

•	use of funds for inventories of $53.8 million primarily due to the increased sales volume and the acquisitions of Seadrift and the St. Marys facility;

•	use of funds of $6.3 million related to increased prepaid expenses primarily due to the deferral of $5.0 million of major maintenance and turnaround costs at Seadrift as well as the payment

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

of insurance policy premiums in the second quarter; and

•	use of funds of $15.6 million from a decrease in accounts payable and accruals, caused primarily by the payment of incentive compensation.

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

Investing Activities.

Net cash used in investing activities was $24.0 million during the six months ended June 30, 2010 and included capital expenditures of $30.3 million, which was offset by proceeds received on our loan to our non-consolidated affiliate of $6.0 million.

Net cash used in investing activities was $64.8 million during the six months ended June 30, 2011 and included capital expenditures of $61.8 million and cash paid for the acquisition of Micron Research of $6.5 million, partially offset by proceeds from derivative instruments of $3.1 million.

Financing Activities.

Net cash flow provided by financing activities was $24.6 million during the six months ended June 30, 2010 and included net borrowings under our supply chain financing arrangement of $29.6 million, offset by bank fees and charges to amend and restate our credit agreement of $4.4 million and purchases of treasury shares of $1.1 million.

Net cash flow provided by financing activities was $78.7 million during the six months ended June 30, 2011, due primarily to net borrowings under our Revolving Facility of $68.0 million and $11.4 million of short term debt borrowings. The cash from these borrowings was used primarily to fund capital expenditures and working capital additions during the period.

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

Recent Accounting Pronouncements

We discuss recently adopted accounting standards on page 6 in Note 1, “Organization and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements.

Description of Our Financing Structure

We discuss our financing structure in more detail on page 18 in Note 9, “Long-Term Debt and Liquidity” of the Notes to the Consolidated Financial Statements.

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

The outstanding foreign currency derivatives at December 31, 2010 and June 30, 2011 represented a net unrealized gain of $0.8 million and $0.7 million, respectively.

Energy Commodity Management. We periodically enter into commodity derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas, and refined oil product exposure. The outstanding contracts at December 31, 2010 and June 30, 2011 represented a net unrealized gain of $0.6 million and $8.2 million, respectively.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Sensitivity Analysis. We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates on gross margin and changes in interest rates on interest expense. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for the six months ended June 30, 2011 by approximately $0.1 million. Based on this analysis, a hypothetical increase in interest rates of 1,000 basis points (10%) would have increased our interest expense by $10.5 million for the for the six months ended June 30, 2011.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level as of June 30, 2011.

Changes in Internal Controls over Financial Reporting. We acquired Seadrift and St. Marys during the fourth quarter of 2010. We have extended the Section 404 compliance program under the Sarbanes-Oxley Act and the applicable rules and restrictions under the Act to include Seadrift and St. Marys. We will report on the assessment of the effectiveness of internal controls over financial reporting for the combined operations at December 31, 2011. There have been no other changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2011 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Item 1. Legal Proceedings

The information required by this Item is set forth on page 21 in Note 14, “Contingencies” of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A. Risk Factors

The following additional Risk Factor should be read in conjunction with the Risk Factors set forth in Item 1A of the Annual Report.

Risks related to our defined benefit pension plans may adversely impact our results of operations and cash flow.

Significant changes in actual investment return on pension assets, discount rates, and other factors could adversely affect our results of operations and pension contributions in future periods. U.S. generally accepted accounting principles require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for our U.S. pension plans may become more significant. However, the ultimate amounts to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to pension funding obligations. For a discussion regarding the significant assumptions used to estimate pension expense, including discount rate and the expected long-term rate of return on plan assets see Note 12 in our Annual Report.

For a more complete discussion of these and other factors, see “Risk Factors,” in Part I, Item 1A of our Annual Report.

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

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2011	6,852	$20.60	0	2,051,905
May 1 through May 31, 2011	0	0.00	0	2,051,905
June 1 through June 30, 2011	0	0.00	0	2,051,905

*	Represents purchases of vested restricted stock shares from employees as payment for the withholding taxes due upon the vesting or payment of stock awards.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. [Removed and Reserved.]

Item 5. Other Information.

In accordance with the original recommendation of the Board and the expressed preference of our stockholders reflected in the advisory vote on Proposal 3 set forth in our Proxy Statement filed with the SEC on April 14, 2011, we have determined that we will include an advisory stockholder vote on executive compensation in our proxy materials on an annual basis until the next required advisory vote on the frequency of stockholder votes on executive compensation, which will occur no later than our Annual Meeting of Stockholders in 2017.

On July 25, 2011, our Vice President, General Counsel and Secretary, John D. Moran, entered into a severance compensation agreement with the Company similar to those applicable to the Company’s other named executive officers that contains “double-trigger” change-in-control provisions where there must be both a change in control and termination to trigger severance payments to encourage continued employment following a change in control. The severance compensation agreements are described in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders filed with the SEC on April 14, 2011. The Company’s 2011 form severance compensation agreement for our executive officers in the U.S. is attached hereto as Exhibit 10.11. 2.

Item 6. Exhibits

The exhibits listed in the following table have been filed as part of this Report.

Exhibit Number	Description of Exhibit

10.11.2	Form of Severance Compensation Agreement for Senior Management (2011 U.S. Version)

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President, and Chairman of the Board (Principal Executive Officer)

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President, and Chairman of the Board (Principal Financial Officer)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President, and Chairman of the Board (Principal Executive Officer)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President, and Chairman of the Board (Principal Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.

Date: July 28, 2011	By:	/s/ Craig S. Shular
Craig S. Shular Chief Executive Officer, President, and Chairman of the Board (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

*10.11.2	Form of Severance Compensation Agreement for senior management (U.S. 2.99 Version – Revised)

*31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

*31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

*Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document