Form 10-Q
period 2011-09-30
GRAFTECH INTERNATIONAL LTD
filed 2011-10-27
CIK 931148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2011

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

As of October 17, 2011, 145,442,455 shares of common stock, par value $.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data) (Unaudited)

	At December 31, 2010	At September 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$13,096	$11,340
Accounts and notes receivable, net of allowance for doubtful accounts of $3,892 at December 31, 2010 and $3,772 at September 30, 2011	179,755	239,376
Inventories	340,418	408,327
Prepaid expenses and other current assets	12,615	23,494

Total current assets	545,884	682,537

Property, plant and equipment	1,328,004	1,388,108
Less: accumulated depreciation	635,530	652,579

Net property, plant and equipment	692,474	735,529
Deferred income taxes	6,746	5,806
Goodwill	499,238	498,656
Other assets	168,700	152,267
Restricted cash	141	0

Total assets	$1,913,183	$2,074,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,930	$64,193
Short-term debt	155	18,193
Accrued income and other taxes	30,019	27,672
Supply chain financing liability	24,959	22,002
Other accrued liabilities	95,580	98,356

Total current liabilities	220,643	230,416

Long-term debt	275,799	336,122
Other long-term obligations	114,728	111,915
Deferred income taxes	72,287	77,850
Contingencies – Note 14
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	0	0
Common stock, par value $.01, 225,000,000 shares authorized, 149,063,197 shares issued at December 31, 2010 and 149,699,415 shares issued at September 30, 2011	1,491	1,497
Additional paid-in capital	1,782,859	1,796,193
Accumulated other comprehensive loss	(235,758)	(254,640)
Accumulated deficit	(203,941)	(107,812)
Less: cost of common stock held in treasury, 4,081,134 shares at December 31, 2010 and 4,191,075 at September 30, 2011	(113,942)	(115,784)
Less: common stock held in employee benefit and compensation trusts, 76,259 shares at December 31, 2010 and 74,549 shares at September 30, 2011	(983)	(962)

Total stockholders’ equity	1,229,726	1,318,492

Total liabilities and stockholders’ equity	$1,913,183	$2,074,795

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2011	2010	2011
Net sales	$255,236	$345,832	$725,754	$972,200
Cost of sales	179,013	253,088	504,319	731,362

Gross profit	76,223	92,744	221,435	240,838
Research and development	3,435	2,852	8,961	8,856
Selling and administrative expenses	30,315	32,401	84,578	97,276

Operating income	42,473	57,491	127,896	134,706

Equity in earnings of non-consolidated affiliate	(1,416)	0	(2,326)	0
Other expense (income), net	10,111	5,321	(1,744)	5,134
Interest expense	861	4,792	3,063	13,780
Interest income	(160)	(119)	(1,228)	(363)

Income before provision for income taxes	33,077	47,497	130,131	116,155
Provision for income taxes	7,040	7,200	28,394	20,026

Net income	$26,037	$40,297	$101,737	$96,129

Basic income per common share:
Net income per share	$0.22	$0.28	$0.84	$0.66

Weighted average common shares outstanding	120,559	145,413	120,484	145,293

Diluted income per common share:
Net income per share	$0.21	$0.28	$0.84	$0.66

Weighted average common shares outstanding	121,355	146,181	121,242	146,113

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2011
Cash flow from operating activities:
Net income	$101,737	$96,129
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	29,175	60,682
Deferred income tax provision	3,137	4,820
Equity in earnings of non-consolidated affiliate	(2,326)	0
Post-retirement and pension plan	2,754	3,122
Currency gains	(4,286)	(886)
Stock-based compensation	4,953	6,054
Non-cash interest expense	1,420	8,659
Other charges (credits), net	1,065	(6,921)
Increase in working capital*	(79,167)	(139,819)
Increase in long-term assets and liabilities	(4,435)	(2,544)

Net cash provided by operating activities	54,027	29,296
Cash flow from investing activities:
Capital expenditures	(51,455)	(102,018)
Proceeds from repayment of loan to non-consolidated affiliate	6,000	0
Net proceeds from derivative instruments	978	7,772
Net change in restricted cash	(529)	141
Cash paid for acquisition	0	(6,500)
Other	275	287

Net cash used in investing activities	(44,731)	(100,318)
Cash flow from financing activities:
Short-term debt (reductions) borrowings, net	(868)	18,030
Revolving Facility borrowings	0	177,000
Revolving Facility reductions	0	(124,000)
Principal payments on long-term debt	(56)	(178)
Supply chain financing	11,056	(2,957)
Proceeds from exercise of stock options	1,134	1,917
Purchase of treasury shares	(1,182)	(683)
Excess tax benefit from stock-based compensation	959	1,105
Long-term financing obligations	(857)	(436)
Revolver Facility refinancing cost	(4,510)	0

Net cash provided by financing activities	5,676	69,798
Net increase (decrease) in cash and cash equivalents	14,972	(1,224)
Effect of exchange rate changes on cash and cash equivalents	1,350	(532)
Cash and cash equivalents at beginning of period	50,181	13,096

Cash and cash equivalents at end of period	$66,503	$11,340

* Net change in working capital due to the following components:
(Increase) decrease in current assets:
Accounts and notes receivable, net	$(42,309)	$(54,914)
Effect of factoring of accounts receivable	(1,115)	0
Inventories	(38,974)	(76,207)
Prepaid expenses and other current assets	(2,854)	(5,350)
Restructuring payments	(624)	0
Increase (decrease) in accounts payables and accruals	6,737	(3,259)
Decrease in interest payable	(28)	(89)

Increase in working capital	$(79,167)	$(139,819)

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

Engineered Solutions includes advanced graphite materials products for the transportation, solar, and oil and gas exploration industries, as well as natural graphite thermal management products used in electronics.

B. Basis of Presentation

The Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with GAAP have been omitted or condensed. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the accompanying Notes, contained in our Annual Report on Form 10-K/A for the year ended December 31, 2010 (the “Annual Report”).

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

Effective January 1, 2011, we also elected to change our method of accounting for certain costs included in inventory. We have elected to exclude the inactive participant portion of our pension and other postretirement benefit costs as a component of inventoriable costs. While our historical policy of including all pension and other postretirement benefit costs as components of inventoriable costs was acceptable, we believe that the new policy is preferable, as it only includes costs that are directly attributable to current inventory production.

Applying this change retrospectively, in connection with the change in accounting for pension and other postretirement benefit costs, did not have a material impact on previously reported inventory and cost of sales in any prior period presented.

The impacts of all adjustments made to the financial statements are summarized below (in thousands, except per share amounts):

Consolidated Statement of Income

	For the Three Months Ended September 30, 2010
	Previously Reported	Revised	Effect of Change
Cost of sales	$180,204	$179,013	($1,191)
Research and development	3,535	3,435	(100)
Selling and administrative expense	30,593	30,315	(278)
Income before provision for income taxes	31,508	33,077	1,569
Provision for income taxes	6,896	7,040	144
Net income	24,612	26,037	1,425
Earnings per share of common stock-basic	0.20	0.22	0.02
Earnings per share of common stock-diluted	0.20	0.21	0.01

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consolidated Statement of Income

	For the Nine Months Ended September 30, 2010
	Previously Reported	Revised	Effect of Change
Cost of sales	$507,892	$504,319	($3,573)
Research and development	9,261	8,961	(300)
Selling and administrative expense	85,412	84,578	(834)
Income before provision for income taxes	125,424	130,131	4,707
Provision for income taxes	27,962	28,394	432
Net income	97,462	101,737	4,275
Earnings per share of common stock-basic	0.81	0.84	0.03
Earnings per share of common stock-diluted	0.80	0.84	0.04

Consolidated Statement of Cash Flows

	For the Nine Months Ended September 30, 2010
	Previously Reported	Revised	Effect of Change
Net income	$97,462	$101,737	$4,275
Deferred income tax provision	2,526	3,137	611
Postretirement and pension plan	7,640	2,754	(4,886)

Had these changes not been made in 2011, net income would have been $39.1 million compared to the $40.3 million actually recorded for the three months ended September 30, 2011 and $92.5 million compared to the $96.1 million actually recorded for the nine months ended September 30, 2011. Diluted earnings per share would have been $0.27 compared to $0.28 for the three months ended September 30, 2011 and $0.63 compared to $0.66 for the nine months ended September 30, 2011.

Major Maintenance and Repair Costs

We perform scheduled major maintenance of the storage and processing units at our Seadrift plant (referred to as “overhaul”). Time periods between overhauls vary by unit. We also perform an annual scheduled significant maintenance and repair shutdown of the plant (referred to as “turnaround”).

Costs of overhauls and turnarounds include plant personnel, contract services, materials, and rental equipment. We defer these costs when incurred and use the straight-line method to amortize them over the period of time estimated to lapse until the next scheduled

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

overhaul of the applicable storage or processing unit or over one year for our turnaround. In the three and nine months ended September 30, 2011, we deferred $1.0 million and $6.4 million, respectively under this policy. In the three and nine months ended September 30, 2011, we amortized $1.4 million and $1.9 million of these costs, respectively.

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

Fair Value Measurement and Disclosure

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. While disclosure requirements have been enhanced, most amendments clarify existing guidance in U.S. GAAP.

ASU 2011-04 becomes effective for us in the first quarter of 2012, with early adoption prohibited. All amendments are to be applied prospectively. We are currently assessing its impact on our Consolidated Financial Statements.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Presentation of Other Comprehensive Income

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”) which eliminates the option of presenting other comprehensive income and its components in the statement of shareholders’ equity. ASU 2011-05 requires an entity to present components of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. The guidance will require us to change the presentation of other comprehensive income in our Form 10-K effective for fiscal years beginning after December 15, 2011.

Testing Goodwill for Impairment

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment (“ASU 2011-08”) which simplifies how we test goodwill for impairment. ASU 2011-08 allows us an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, we no longer would be required to calculate the fair value of a reporting unit unless we determine, based on the qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying value.

ASU 2011-08 becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

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

•

the value of the going-concern element of Seadrift’s and the St. Marys facility’s existing businesses (the higher rate of return on the assembled collection of net assets versus acquiring all of the net assets separately).

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

We accounted for our investment in Seadrift using the equity method of accounting because we had the ability to exercise significant influence, but not exercise control. In 2008 and 2009, we determined that the fair value of our investment was less than our carrying amount and that the losses in value were other than temporary. We recorded non-cash impairments of $34.5 million and $52.8 million in 2008 and 2009, respectively, to recognize these other than temporary losses in value. Summarized financial information for Seadrift, including adjustments for material intervening events, for the three and nine months ended September 30, 2010 was (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2010
Net sales	$54,087	$116,787
Gross profit	14,292	31,229
Net income	10,084	20,121

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Acquisition costs: Acquisition costs (i.e., advisory, legal, valuation, other professional fees, etc.) were expensed in the periods the costs were incurred. Total acquisition costs incurred of $5.7 million and $12.3 million in the three and nine months ended September 30, 2010, respectively, are included in Selling and administrative expenses on the Consolidated Statement of Income.

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

In the three months ended September 30, 2010 and 2011, we recognized $1.5 million and $2.2 million, respectively, in stock-based compensation expense. A majority of the expense, $1.4 million and $1.9 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statement of Income, with the remaining expenses incurred as cost of sales and research and development.

In the nine months ended September 30, 2010 and 2011, we recognized $4.9 million and $6.2 million, respectively, in stock-based compensation expense. A majority of the expense, $4.5 million and $5.4 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statement of Income, with the remaining expenses incurred as cost of sales and research and development.

As of September 30, 2011, the total compensation cost related to non-vested restricted stock and performance shares and stock options not yet recognized was $15.0 million, which will be recognized over the weighted average life of 1.3 years.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock and Performance Shares

Restricted stock and performance share awards activity under the plans for the nine months ended September 30, 2011 was:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2011	1,338,053	$15.91
Granted	283,086	20.46
Vested	(155,696)	16.77
Forfeited/canceled/expired	(238,331)	17.87

Outstanding unvested at September 30, 2011	1,227,112	$16.48

Stock Options

Stock option activity under the plans for the nine months ended September 30, 2011 was:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2011	1,274,107	$11.96
Granted	33,800	19.58
Forfeited/canceled/expired	(48,069)	18.22
Exercised	(306,412)	9.09

Outstanding at September 30, 2011	953,426	$12.84

(4)	Earnings per Share

The following table shows the information used in the calculation of our share counts for basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2011	2010	2011
Weighted average common shares outstanding for basic calculation	120,559,244	145,412,661	120,483,832	145,293,165
Add: Effect of stock options and restricted stock	795,570	768,292	758,241	819,884

Weighted average common shares outstanding for diluted calculation	121,354,814	146,180,953	121,242,073	146,113,049

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

The weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 227,000 shares and 210,897 shares in the three months ended September 30, 2010 and 2011, respectively, and 232,000 shares and 229,497 shares in the nine months ended September 30, 2010 and 2011, respectively, because the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize financial information concerning our reportable segments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2011	2010	2011
	(Dollars in thousands)		(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$208,248	$302,355	$599,394	$835,591
Engineered Solutions	46,988	43,477	126,360	136,609

Total net sales	$255,236	$345,832	$725,754	$972,200

Segment operating income:
Industrial Materials	$35,711	$54,130	$113,985	$120,465
Engineered Solutions	6,762	3,361	13,911	14,241

Total segment operating income	42,473	57,491	127,896	134,706

Reconciliation of segment operating income to income before provision for income taxes
Equity in earnings of non-consolidated affiliate	(1,416)	0	(2,326)	0
Other expense (income), net	10,111	5,321	(1,744)	5,134
Interest expense	861	4,792	3,063	13,780
Interest income	(160)	(119)	(1,228)	(363)

Income before provision for income taxes	$33,077	$47,497	$130,131	$116,155

(6)	Other Expense (Income), Net

The following table presents an analysis of other income, net:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2011	2010	2011
	(Dollars in thousands)		(Dollars in thousands)
Currency losses (gains)	$9,656	$1,228	$(3,027)	$1,700
Bank and other financing fees	562	389	1,558	1,368
Other	(107)	3,704	(275)	2,066

Total other expense (income), net	$10,111	$5,321	$(1,744)	$5,134

The remeasurement of non-dollar denominated inter-company loans is the primary driver of Other Expense (Income), net. This remeasurement resulted in $9.7 million of expense in the three months ended September 30, 2010, compared to expense of $1.2 million in the three months ended September 30, 2011. For the nine months ended September 30, 2010, currency

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

gains totaled $3.0 million, compared to currency losses of $1.7 million for the nine months ended September 30, 2011.

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

The components of our consolidated net pension cost are set forth in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2011	2010	2011
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$164	$164	$492	$492
Interest cost	2,446	2,446	7,338	7,338
Expected return on plan assets	(2,138)	(2,138)	(6,414)	(6,414)
Amortization of prior service cost	13	13	39	39

Net Cost	$485	$485	$1,455	$1,455

The components of our consolidated net postretirement cost are set forth in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2011	2010	2011
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$41	$41	$123	$123
Interest cost	440	440	1,320	1,320
Amortization of prior service benefit	(48)	(48)	(144)	(144)

Net Cost	$433	$433	$1,299	$1,299

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8)	Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill during the nine months ended September 30, 2011 are as follows:

Total
(Dollars in Thousands)
Balance as of December 31, 2010	499,238
Currency translation effect	(1,701)
Business acquisition (a)	1,119

Balance as of September 30, 2011	$498,656

(a)	Includes adjustment to preliminary assignment of fair value to net assets acquired.

The following table summarizes intangible assets with determinable useful lives by major category as of December 31, 2010 and September 30, 2011:

	At December 31, 2010			At September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
Patents	$3,520	$(1,168)	$2,352	$3,520	$(1,336)	$2,184
Trade name	7,900	(124)	7,776	7,900	(1,229)	6,671
Technological know-how	42,800	(497)	42,303	43,349	(5,015)	38,334
Customer –related intangible	107,500	(1,258)	106,242	108,267	(12,589)	95,678

Total finite-lived intangible assets	$161,720	$(3,047)	$158,673	$163,035	$(20,169)	$142,866

Amortization expense of intangible assets was $0.1 million and $5.7 million in the three months ended September 30, 2010 and 2011, respectively, and $0.2 million and $17.1 million in the nine months ended September 30, 2010 and 2011, respectively.

(9)	Long-Term Debt and Liquidity

The following table presents our long-term debt:

	At December 31,	At September 30,
	2010	2011
	(Dollars in thousands)
Revolving Facility	$130,000	$183,000
Senior Subordinated Notes	143,404	150,868
Other debt	2,395	2,254

Total	$275,799	$336,122

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revolving Facility

On October 7, 2011, GrafTech and certain of its subsidiaries, entered into an Amended and Restated Credit Agreement that provides for, among other things, an increase in the line of credit, an extension of the maturity date, a decrease in the cost of borrowings, and changes in financial covenants under our principal revolving credit facility (“Revolving Facility”). The following comparison highlights the principal changes to the Revolving Facility effected by the amendment and restatement:

	Amended and Restated Facility	Facility-September 30, 2011
Availability	$570 million	$260 million

Maturity date	October 7, 2016	April 29, 2013

Interest rate[a]	Either LIBOR plus a margin ranging from 1.50% to 2.25% or, in the case of dollar denominated loans, the alternate base rate plus a margin ranging from 0.50% to 1.25%.	Either LIBOR plus a margin ranging from 2.50% to 3.50% or, in the case of dollar denominated loans, the alternate base rate plus a margin ranging from 1.50% to 2.50%.

Commitment fee	Per annum fee ranging from 0.25% to 0.40% on the undrawn portion of the commitments under the Revolving Facility.	Per annum fee ranging from 0.375% to 0.750% on the undrawn portion of the commitments under the Revolving Facility.

Financial Covenants	Maximum senior secured leverage ratio of 2.25 to 1.00; Minimum cash interest coverage of 3.00 to 1.00.	Maximum net senior secured leverage ratio of 2.25 to 1.00; Minimum cash interest coverage of 1.75 to 1.00.

[a]

The interest rate applicable to the Revolving Facility is at GrafTech’s option. The alternate base rate is the highest of (i) the prime rate announced by JP Morgan Chase Bank, N.A., (ii) the federal effective fund rate plus  1/2 of 1% and (iii) the London interbank offering rate(as adjusted) for a one-month interest period plus 1%.

Under the Revolving Facility we now have additional flexibility for investments, capital expenditures, acquisitions and restricted payments. We are permitted to pay dividends and repurchase our common stock in an aggregate amount (cumulative from October 2011) up to $75 million (or $500 million, if certain leverage ratio requirements are satisfied), plus, each year, an aggregate amount equal to 50% of the consolidated net income in the prior year and issue letters of credit under the Revolving Facility in an amount not to exceed $50 million.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Because the promissory notes are non-interest bearing, we were required to record them at their present value (determined using an interest rate of 7%). The difference between the face amount of the promissory notes and their present value is recorded as debt discount. The debt discount will be amortized using the interest method over the life of the promissory notes. The loan balance, net of unamortized discount, was $150.9 million at September 30, 2011.

Other Debt

On September 30, 2009, our Spanish subsidiary received a $1.8 million economic stimulus loan from the Ministry of Industry, Government of Spain. The loan is non-interest bearing and matures in October 2024. Repayment in 10 annual installments commences in October 2015. Because the loan is non-interest bearing, we were required to record the loan at its present value (determined using an interest rate of 4.33%). The difference between the proceeds received and the present value of debt is recorded as debt discount and deferred expense. The discount is amortized to income using the interest method; the deferred charge is amortized using the same basis and over the same period as the capital projects are depreciated. The loan balance, net of unamortized discount, was $1.2 million at September 30, 2011.

Also included in other debt is a mortgage note due 2018, payable to the Pennsylvania Industrial Development Authority. The mortgage requires monthly payments of $12 thousand including interest at 3% and is collateralized by our St. Marys facility. The balance of this debt was $0.9 million at September 30, 2011.

(10)	Inventories

Inventories are comprised of the following:

	At December 31,	At September 30,
	2010	2011
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$118,691	$159,387
Work in process	160,368	186,281
Finished goods	64,075	67,597

	343,134	413,265
Reserves	(2,716)	(4,938)

	$340,418	$408,327

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2010 and 2011. Costs in excess of normal absorption at December 31, 2010 and September 30, 2011 were $1.4 million and $0.3 million, respectively.

(11)	Interest Expense

The following table presents an analysis of interest expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2011	2010	2011
	(Dollars in thousands)		(Dollars in thousands)
Interest incurred on debt	$87	$1,735	$388	$4,335
Amortization of discount on Senior Subordinated Notes	0	2,531	0	7,465
Amortization of debt issuance costs	375	386	1,377	1,158
Supply chain financing mark-up	399	130	1,250	792
Interest incurred on other items	0	10	48	30

Total interest expense	$861	$4,792	$3,063	$13,780

(12)	Other comprehensive Income

Other comprehensive income consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2011	2010	2011
	(Dollars in thousands)		(Dollars in thousands)
Net Income	$26,037	$40,297	$101,737	$96,129
Other comprehensive income (loss):
Foreign currency translation adjustments	45,159	(41,667)	(2,726)	(25,472)
Commodities and foreign currency derivatives, net of tax $123, $1,857, $303, $(3,226)	(2,709)	(894)	(2,237)	6,590

Total comprehensive income (loss)	$68,487	$(2,264)	$96,774	$77,247

(13)	Supply Chain Financing

We are party to a supply chain financing arrangement with a third party. Under this arrangement, we essentially assign our rights to purchase needle coke from our supplier to the financing party. The financing party purchases the product from our supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment to the financing party for this needle coke includes a mark up (the “Mark-

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Up”). The Mark-Up is a premium expressed as a percentage of the purchase price. For the first nine months of 2011 the Mark-Up was based on 2 month LIBOR plus a margin of 2.75%. The Mark-Up is subject to quarterly reviews. This arrangement helps us to maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. Based on the terms of the arrangement, the total amount that we owe to the financing party may not exceed $49.3 million at any point in time.

We record the inventory once title and risk of loss transfers from the supplier to the financing party. The amount recorded as a liability to the financing party was $25.0 million and $22.0 million at December 31, 2010 and September 30, 2011, respectively.

For the three months ended September 30, 2010 and 2011, the financing party invoiced us $47.1 million and $35.6 million, respectively, for purchases of inventory under this arrangement. For the three months ended September 30, 2010 and 2011, we recognized a Mark-Up of $0.4 million and $0.1 million, respectively, as interest expense.

For the nine months ended September 30, 2010 and 2011, the financing party invoiced us $153.8 million and $127.1 million, respectively, for purchases of inventory under this arrangement. For the nine months ended September 30, 2010 and 2011, we recognized a Mark-Up of $1.3 million and $0.8 million, respectively, as interest expense.

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

Product Warranties

We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid amounted to $2.7 million at December 31, 2010 and $2.3 million at September 30, 2011. The following table presents the activity in this accrual for the nine months ended September 30, 2011 (dollars in thousands):

Balance at January 1, 2011	$2,653
Product warranty adjustments	190
Payments and settlements	(527)

Balance at September 30, 2011	$2,316

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

The following table summarizes the provision for income taxes for the three months ended September 30, 2010 and 2011:

	For the Three Months Ended September 30,
	2010	2011
	(dollars in thousands)
Tax Expense	$7,040	$7,200
Pretax Income	$33,077	$47,497
Effective Tax Rate	21.3%	15.2%

The current year effective tax rate differs from the U.S statutory rate of 35% primarily due to jurisdictional mix of income and changes in the utilization of attributes and related valuation allowances.

The following table summarizes the provision for income taxes for the nine months ended September 30, 2010 and 2011.

	For the Nine Months Ended September 30,
	2010	2011
	(dollars in thousands)
Tax Expense	$28,394	$20,026
Pretax Income	$130,131	$116,155
Effective Tax Rate	21.8%	17.2%

The current year effective tax rate differs from the U.S statutory rate of 35% primarily due to jurisdictional mix of income and changes in the utilization of attributes and related valuation allowances.

Our cumulative year-to-date unrecognized tax benefits have not materially changed from the prior period. As of September 30, 2011, we had unrecognized tax benefits of $13.2 million, which would have a favorable impact on our effective tax rate. It is reasonably possible that a reduction of unrecognized tax benefits in a range of $1.5 million to $2.0 million may occur within 12 months as a result of settlements and the expiration of statutes of limitation.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We file income tax returns in the U.S. federal and state jurisdictions and various non-U.S. jurisdictions. All U.S. tax years prior to 2008 are closed by statute or have been audited and settled with the U.S. tax authorities. We are currently under federal audit by the Internal Revenue Service for the 2008 and 2009 tax years. We are also under audit in Switzerland for federal, cantonal, and communal taxes for the fiscal years ended 2006 – 2008, and in Italy for our 2006 tax year. All other non-U.S. jurisdictions are still open to examination beginning after 2005.

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

Foreign currency derivatives

We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures such as foreign currency denominated debt, sales, receivables, payables, and purchases. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. There was no ineffectiveness on these contracts during either the three or nine months ended September 30, 2011.

In 2010 and 2011, we entered into foreign forward currency derivatives as hedges of anticipated cash flows and firm commitments denominated in the Mexican peso, Brazilian real, euro and Japanese yen. These derivatives were entered into to protect the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates between the US dollar and the Mexican peso, Brazilian real, euro and Japanese yen. As

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of September 30, 2011, we had outstanding Mexican peso, Brazilian real, euro, and Japanese yen currency contracts, with aggregate notional amounts of $125.7 million. The foreign currency derivatives outstanding as of September 30, 2011 have several maturity dates ranging from October 2011 to June 2012.

Commodity derivative contracts

We periodically enter into derivative contracts for natural gas and certain refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. There was no ineffectiveness on these contracts during either the three or nine months ended September 30, 2011. As of September 30, 2011, we had outstanding derivative swap contracts for refined oil products and natural gas with aggregate notional amounts of $77.1 million and $1.0 million respectively. These contracts have maturity dates ranging from October 2011 to June 2012.

The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At December 31, 2010 and September 30, 2011, the fair values of our derivatives and their respective balance sheet locations are presented in the following table:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(Dollars in Thousands)
As of December 31, 2010
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$1,226	Other payables	$390
Commodity derivative contracts	Other current assets	803	Other current liabilities	225

Total fair value		$2,029		$615

As of September 30, 2011
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$3,134	Other payables	$3,435
Commodity derivative contracts	Other current assets	3,867	Other current liabilities	148

Total fair value		$7,001		$3,583

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(Dollars in Thousands)
As of December 31, 2010
Derivatives designated as fair value hedges:
Foreign currency derivatives	Other receivables	$0	Other payables	$0

Total fair value		$0		$0

As of September 30, 2011
Derivatives designated as fair value hedges:
Foreign currency derivatives	Other receivables	$276	Other payables	$0

Total fair value		$276		$0

The location and amount of realized (gains) losses on derivatives are recognized in the Statement of Income when the hedged item impacts earnings and are as follows for the three and nine months ended September 30, 2010 and 2011:

		Amount of (Gain)/Loss Recognized (Effective Portion)
Three Months ended September 30,	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	2010	2011
		(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Cost of goods sold/Other (income) expense / Revenue	$(621)	$350
Commodity forward derivatives	Cost of goods sold / Revenue	$405	$(1,477)

		Amount of (Gain)/Loss Recognized (Effective Portion)
	Location of (Gain)/Loss Recognized in the Consolidated Statement of Income	2010	2011

Three Months ended September 30,		(Dollars in Thousands)
Derivatives designated as fair value hedges:
Foreign currency derivatives	Cost of goods sold/Other (income) expense / Revenue	$0	$(396)

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Amount of (Gain)/Loss Recognized (Effective Portion)
Nine Months ended September 30,	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	2010	2011
		(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Cost of goods sold/Other (income) expense / Revenue	$(2,951)	$1,231
Commodity forward derivatives	Cost of goods sold / Revenue	$2,471	$(2,278)

		Amount of (Gain)/Loss Recognized (Effective Portion)
Nine Months ended September 30,	Location of (Gain)/Loss Recognized in the Consolidated Statement of Income	2010	2011
		(Dollars in Thousands)
Derivatives designated as fair value hedges:
Foreign currency derivatives	Cost of goods sold/Other (income) expense / Revenue	$0	$(68)

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

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

•

the possibility that a determination by that we have failed to comply with one or more export controls or trade sanctions to which we are subject with respect to products or technology exported from the United States or other jurisdictions could result in civil or criminal penalties, including imposition of significant fines, denial of export privileges and loss of revenues from certain customers;

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

•	the possibility that price increases, adjustments or surcharges may not be realized or that price decreases may occur;

•	the possibility that current challenging economic conditions and economic demand reduction may continue to impact our revenues and costs;

•	the possibility that the current debt crisis in certain European countries could cause the value of the euro to deteriorate, reducing the purchasing power of European customers;

•	the possibility that the European debt cris could contribute to further instability in global credit markets;

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

•

the possibility that economic, political and other risks associated with operating globally, including national and international conflicts, terrorist acts, political and economic instability, civil unrest, and natural or nuclear calamities might interfere with our supply chains, customers or activities in a particular location;

•

the possibility that reductions in customers’ production, increases in competitors’ capacity, competitive pressures, or other changes in other markets we serve may occur, which may impact demand for, prices of or unit and dollar volume sales of, our other products, or growth or profitability of our other product lines, or change our position in such markets;

•

the possibility that we will not be able to hire and retain key personnel, maintain appropriate relations with unions, associations and employees or to renew or extend our collective bargaining or similar agreements on reasonable terms as they expire or do so without a work stoppage or strike;

•

the possibility that an adverse determination in litigation pending in Brazil involving disputes related to the proper interpretation of certain collectively bargained wage increase provisions applicable to both us and other employers in the Bahia region might result in the filing of claims against our Brazilian subsidiary;

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

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

(Unaudited)

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

Based on current International Monetary Fund (IMF) projections and other global economic forecasts, estimated global GDP growth for 2011 has been revised downward to approximately 4.0. However, degrees of growth will continue to vary in both advanced and emerging economies. Stronger growth is projected in emerging economies, given robust internal demand.

The IMF cited a slower pace of growth in the third quarter of 2011 compared to the second quarter in making its downward revision from estimated GDP growth for 2011. The IMF indicated that it believes that the following factors have elevated risks to the stability of the global economic recovery:

•	Financial sector weakness in the United States and euro area;

•	Rising inflation in China and other emerging countries;

•	Global supply chain disruptions from the Japan earthquake/tsunami; and

•	Geopolitical uncertainty in the Middle East and North Africa.

Global steel operating rates slide downward in the third quarter, after peaking in the second quarter. Reduced output levels are attributed to weakening demand in some regions from key steel markets, particularly construction.

According to published reports, global steel capacity utilization was approximately 78% and 81% for the three and nine months ended September 30, 2011, respectively, compared to 74% and 78% for the comparable periods in 2010. For global steel, these are increases of approximately 4 and 3 percentage points, respectively.

The United States steel industry operated at approximately 76% and 75% utilization for the three and nine months ended September 30, 2011 respectively, compared to 71% utilization for the comparable periods in 2010. For the United States, these are increases of approximately 5 and 4 percentage points, respectively.

Demand for our Industrial Materials segment’s products is primarily linked with the global production of steel in an electric arc furnace and, to a lesser extent, with the total production of steel and certain other metals. During the three and nine months ended September 30, 2011, global steel production, excluding China, is estimated to have increased by 6%, compared to the same periods last year. China’s steel production is estimated to have increased by 15% and 12%, respectively, during the three and nine months ended September 30, 2011, contributing to estimated global steel production increases of 10% and 9%, respectively, in these periods compared to 2010 levels.

EAF steel production has followed a similar trend as overall steel production. During the three and nine months ended September 30, 2011, estimated EAF steel production, excluding China, is estimated to have increased by 9%, compared to the same periods last year. China’s

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

estimated EAF steel production is estimated to have increased by 22% and 17%, respectively, during the three and nine months ended September 30, 2011, contributing to estimated global EAF steel production increases of 11% and 10%, respectively, compared to the same periods last year. The improved efficiency of electric arc furnaces has resulted in a decrease in the average rate of consumption of graphite electrodes per metric ton of steel produced in electric arc furnaces (called “specific consumption”). Generally, changes in graphite electrode demand have tracked changes in EAF steel production, offset by declines in specific consumption.

If in 2011 the IMF projections and other economic forecasts described above were to materialize, we would then expect the following results:

•

Earnings before interest, taxes, depreciation and amortization would be in the range of $275 million to $285 million, calculated as Operating Income of approximately $190 million to $200 million, plus depreciation and amortization of approximately $85 million;

•	Overhead expense (selling and administrative and research and development expenses) of $145 million;

•	Capital expenditures of approximately $145 million to $155 million;

•	The effective tax rate in the range of 18 percent to 20 percent;

•	Cash flow from operations in the range of $140 million to $155 million.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Results of Operations and Segment Review

Three Months Ended September 30, 2010 as Compared to Three Months Ended September 30, 2011.

The tables presented in our period-over-period comparisons summarize our consolidated statements of income and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the three months ended September 30, 2010 and 2011. Throughout our MD&A, changes that are less than 5% or less than $1.0 million, are deemed to be not meaningful and are designated as “NM”.

(in thousands, except per share data and % change)

	For the Three Months Ended September 30,		Increase	%
	2010	2011	(Decrease)	Change
Net sales	$255,236	$345,832	$90,596	35
Cost of sales	179,013	253,088	74,075	41

Gross profit	76,223	92,744	16,521	22
Research and development	3,435	2,852	(583)	NM
Selling and administrative expenses	30,315	32,401	2,086	7

Operating income	42,473	57,491	15,018	35
Equity in earnings of non-consolidated affiliate	(1,416)	0	1,416	(100)
Other expense , net	10,111	5,321	(4,790)	(47)
Interest expense	861	4,792	3,931	457
Interest income	(160)	(119)	(41)	NM

Income before provision for income taxes	33,077	47,497	14,420	44
Provision for income taxes	7,040	7,200	160	NM

Net income	$26,037	$40,297	$14,260	55

Basic income per common share:	$0.22	$0.28	$0.06
Diluted income per common share:	$0.21	$0.28	$0.07

Net sales, by operating segment for the three months ended September 30, 2010 and 2011 were:

(in thousands, except per % change)

	For the Three Months Ended September 30,		Increase	%
	2010	2011	(Decrease)	Change
Industrial materials	$208,248	$302,355	$94,107	45
Engineered solutions	46,988	43,477	(3,511)	(7)

Total net sales	$255,236	$345,832	$90,596	35

Our analysis of the percentage change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	45%	(3%)	3%	45%
Engineered Solutions	(11%)	2%	2%	(7%)

Net sales. Net sales for our Industrial Materials segment increased significantly in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to higher graphite electrode sales volume, including increases resulting from the acquisition of the St. Marys facility, as well as additional sales resulting from the inclusion of the acquired needle coke and related by-products business in this segment. Graphite electrode demand continued to recover in 2011, however, the increase in demand was offset, in part, by a decline in the average selling price of approximately 4%, exclusive of currency impacts. Foreign currency changes in the three months ended September 30, 2011 had a positive impact on sales of $6.0 million which was offset by unfavorable changes in price/mix of $6.0 million.

Net sales for our Engineered Solutions segment decreased in the three months ended September 30, 2011, compared to the three months ended September 30, 2010, due to lower volumes in our advanced graphite materials product line, offset in part by volume increases in our natural graphite products.

Cost of sales. For the three months ended September 30, 2011, we experienced increases in cost of sales of $74.1 million as a result of increased sales volumes, primarily resulting from our acquisitions of Seadrift, St. Marys and Micron, and the related $19.2 million impact of purchase accounting adjustments. Cost of goods sold was further negatively impacted by changes in foreign currency, which increased costs by an additional $9.5 million, across both segments.

Needle coke is the primary raw material used to manufacture graphite electrodes. Although a portion of our needle coke requirements are supplied by Seadrift, our cost of needle coke for producing a graphite electrode in the third quarter of 2011 increased. Our gross margin in the third quarter of 2011 was negatively impacted by these cost increases which we were not able to pass on to our customers.

We perform an annual scheduled significant maintenance and repair shutdown (referred to as a “turnaround”) at our Seadrift facility. Costs directly related to the turnaround, including plant personnel, contract services, materials, and rental equipment, are deferred when incurred and amortized to cost of sales using the straight-line method generally over a one year term. Our 2011 turnaround was performed and completed in the second quarter and our results of operation for the three months ended September 30, 2011 include amortization of $1.4 million for these costs.

Selling and administrative expenses. The amortization of acquired intangibles resulted in $4.1 million of expense in the three months ended September 30, 2011. This was partially offset by a decrease of $2.3 million related to lower incentive compensation plan expense in the three months ended September 30, 2011 compared to September 30, 2010. During the three months ended September 30, 2010 we incurred $5.7 million of acquisition costs (i.e., advisory, legal, valuation, and other professional fees, etc.) associated with our November 30, 2010 acquisitions of Seadrift and St. Marys which did not recur in 2011. Other selling and administrative expenses, including stock-based compensation, increased by $6.0 million to

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

support our higher sales volumes.

Pension and other postretirement benefit costs. In 2011, we changed our method of recognizing actuarial gains and losses for our defined benefit pension plans and other postretirement benefit plans and our method of calculating the expected return on plan assets. We elected to immediately recognize the change in the fair value of plan assets and net actuarial gains and losses in our operating results, noting that it is generally preferable to accelerate the recognition of such gains and losses into income rather than to defer their recognition. Generally, the gains and losses are measured annually as of December 31 and will be recorded as pension and postretirement benefit costs in the fourth quarter.

Equity in earnings of non-consolidated affiliate. During the three months ended September 30, 2010 our equity in earnings of our non-consolidated affiliate, on a one-month lag, was $1.9 million. On November 30, 2010, we acquired from the equity holders of Seadrift the 81.1% of the equity interests of Seadrift that we did not already own, and Seadrift is now included in our consolidated results of operations.

Interest expense. Interest expense increased $3.9 million in the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily due to the amortization of the discount on the Senior Subordinated Notes issued as consideration for the acquisitions of Seadrift and the St. Marys facility, as well as increased interest due to higher borrowings under our Revolving Facility used primarily to finance the acquisitions and capital expenditures.

Other (income) expense, net. Other expense, decreased from $10.1 million in the three months ended September 30, 2010 to $5.3 million in the three months ended September 30, 2011. The primary driver of this change is the translation of non-dollar denominated intercompany loans. For the three months ended September 30, 2010, currency losses totaled $9.7 million, compared to currency losses of $1.2 million for the three months ended September 30, 2011 due principally to translation rate changes. During the three months ended September 30, 2011, we had insurable damages at one of our manufacturing facilities, for which we recorded other expense of $0.5 million. We are currently preparing the related insurance claims.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the three months ended September 30, 2010 and 2011:

	For the Three Months Ended September 30,
	2010	2011
	(Dollars in thousands)
Industrial Materials	$35,711	$54,130
Engineered Solutions	6,762	3,361

Total segment operating income	$42,473	$57,491

The percentage relationship of operating expenses to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	For the Three Months Ended September 30,
	(Percentage of sales)
	2010	2011	Change
Industrial Materials	83%	82%	(1%)
Engineered Solutions	86%	92%	6%

Segment operating costs and expenses as a percentage of sales for Industrial Materials decreased 1 percentage point to 82% in the three months ended September 30, 2011. Total operating costs and expenses increased $75.7 million in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase in total operating costs was a result of volume increases of $50.1 million, due in part to increased volumes as a result of our acquisitions, as well as unfavorable currency changes of $8.9 million and increases in production costs of $15.6 million, driven primarily by increased needle coke costs and other manufacturing costs.

Although total segment operating costs and expenses in our Engineered Solutions segment remained flat for the three months ended September 30, 2011 compared to the three months ended September 30, 2011, they increased as a percentage of sales by 6 percentage points to 92%. This was largely driven by an unfavorable product mix given weaker demand from solar manufacturers and lower oil and gas related product sales volumes. Offsetting this weakness in part was robust demand for our advanced electronics product line.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Provision for income taxes. The following table summarizes the provision for income taxes for the three months ended September 30, 2011:

	For the Three Months Ended September 30,
	2010	2011
	(dollars in thousands)
Tax Expense	$7,040	$7,200
Pretax Income	$33,077	$47,497
Effective Tax Rate	21.3%	15.2%

The current year effective tax rate differs from the U.S statutory rate of 35% primarily due to jurisdictional mix of income and changes in the utilization of attributes and related valuation allowances.

Nine Months Ended September 30, 2010 as Compared to Nine Months Ended September 30, 2011.

The tables presented in our period-over-period comparisons summarize our consolidated statements of income and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the nine months ended September 30, 2010 and 2011. Throughout our MD&A, changes that are less than 5% or less than $1.0 million, are deemed to be not meaningful and are designated as “NM”.

(in thousands, except per share data and % change)

	For the
	Nine Months Ended
	September 30,		Increase	%
	2010	2011	(Decrease)	Change
Net sales	$725,754	$972,200	$246,446	34
Cost of sales	504,319	731,362	227,043	45

Gross profit	221,435	240,838	19,403	9
Research and development	8,961	8,856	(105)	NM
Selling and administrative expenses	84,578	97,276	12,698	15

Operating income	127,896	134,706	6,810	5
Equity in earnings of non-consolidated affiliate	(2,326)	0	2,326	(100)
Other (income) expense, net	(1,744)	5,134	6,878	(394)
Interest expense	3,063	13,780	10,717	350
Interest income	(1,228)	(363)	(865)	NM

Income before provision for income taxes	130,131	116,155	(13,976)	(11)
Provision for income taxes	28,394	20,026	(8,368)	(29)

Net income	$101,737	$96,129	$(5,608)	(6)

Basic income per common share:	$0.84	$0.66	$(0.18)
Diluted income per common share:	$0.84	$0.66	$(0.18)

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Net sales, by operating segment for the nine months ended September 30, 2010 and 2011 were:

(in thousands, except per % change)

	For the
	Nine Months Ended
	September 30,		Increase	%
	2010	2011	(Decrease)	Change
Industrial Materials	$599,394	$835,591	$236,197	39
Engineered Solutions	126,360	136,609	10,249	8

Total net sales	$725,754	$972,200	$246,446	34

Our analysis of the percentage change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	43%	(7%)	3%	39%
Engineered Solutions	5%	1%	2%	8%

Net sales. Net sales for our Industrial Materials segment increased significantly in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to higher graphite electrode sales volume, including increases resulting from the acquisition of the St. Marys facility, as well as additional sales resulting from the inclusion of the acquired needle coke and related by-products business in this segment. Graphite electrode demand continued to recover in 2011, however, the increase in demand was offset, in part, by a decline in the average selling price of approximately 6%, exclusive of currency impacts. Changes in currency exchange rates increased sales by $17.2 million.

Net sales for our Engineered Solutions segment increased in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, due to higher volumes, particularly related to natural graphite products used to displace heat in electronics, and the impact of the decline of the U.S. dollar.

Cost of sales. For the nine months ended September 30, 2011, we experienced increased cost of sales of $227.0 million as a result of increased sales volumes, primarily resulting from our acquisitions, and the $112.2 million impact of purchase accounting adjustments. Our Industrial Materials segment was further negatively impacted by changes in foreign currency, which increased costs by an additional $27.5 million, and the increased cost of needle coke.

Needle coke is the primary raw material in the manufacture of graphite electrodes. Although a portion of our needle coke requirements are supplied by Seadrift, our cost of needle coke for producing a graphite electrode in 2011 increased. Our gross margin in the first nine months of 2011 was negatively impacted by these cost increases which we were not able to pass on to our customers.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

We perform an annual scheduled significant maintenance and repair shutdown (referred to as a “turnaround”) at our Seadrift facility. Costs directly related to the turnaround, including plant personnel, contract services, materials, and rental equipment, are deferred when incurred and amortized to cost of sales using the straight-line method generally over a one year term. Our 2011 turnaround was performed and completed in the second quarter. Our results of operation for the nine months ended September 30, 2011 include $1.9 of amortization for these costs.

Selling and administrative expenses. Selling and administrative expenses increased $12.7 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. This increase was due primarily to the amortization of acquired intangibles, which resulted in $12.7 million of expense in the nine months ended September 30, 2011. General selling costs, including sales commissions and technical service, increased $5.9 million in the nine months ended September 30, 2011 in order to support our higher sales volumes. These expenses were offset by a decrease in Incentive Compensation Plan expense of $6.9 million for the nine months ended September 30, 2011 compared to September 30, 2010. During the nine months ended September 30, 2010 we incurred $12.3 million of acquisition costs (i.e., advisory, legal, valuation, and other professional fees, etc.) associated with our November 30, 2010 acquisitions of Seadrift and St. Marys which did not recur in 2011.

Pension and other postretirement benefit costs. In 2011, we changed our method of recognizing actuarial gains and losses for our defined benefit pension plans and other postretirement benefit plans and our method of calculating the expected return on plan assets. We elected to immediately recognize the change in the fair value of plan assets and net actuarial gains and losses in our operating results, noting that it is generally preferable to accelerate the recognition of such gains and losses into income rather than to defer their recognition. Generally, the gains and losses are measured annually as of December 31 and will be recorded as pension and postretirement benefit costs in the fourth quarter.

Equity in earnings of non-consolidated affiliate. During the nine months ended September 30, 2010 our equity in earnings of our non-consolidated affiliate, on a one-month lag, was $3.8 million. On November 30, 2010, we acquired from the equity holders of the Seadrift the 81.1% of the equity interests of Seadrift that we did not already own, and Seadrift is now included in our consolidated results of operations.

Interest expense. Interest expense increased $10.7 million in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, primarily due to the amortization of the discount on the Senior Subordinated Notes issued as consideration for the acquisitions of Seadrift and the St. Marys facility, as well as increased interest due to higher borrowings under our Revolving Facility, as well as increased interest due to higher borrowings under our Revolving Facility used primarily to finance the acquisitions.

Other (income) expense, net. Other (income) expense was income of $1.7 million in the nine months ended September 30, 2010, compared to an expense of $5.1 million in the nine months ended September 30, 2011. The primary driver of this change is remeasurement of non-dollar denominated inter-company loans. For the nine months ended September 30, 2010, currency gains totaled $3.0 million, compared to currency losses of $1.7 million for the nine months ended September 30, 2011 due principally to translation rate changes. During the nine months ended September 30, 2011, we had insurable damages at one of our manufacturing facilities, for which we recorded other expense of $0.5 million. We are currently preparing the related insurance claims.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the nine months ended September 30, 2010 and 2011:

	For the Nine Months Ended September 30,
	2010	2011
	(Dollars in thousands)
Industrial Materials	$113,985	$120,465
Engineered Solutions	13,911	14,241

Total segment operating income	$127,896	$134,706

The percentage relationship of operating expenses to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	For the Nine Months Ended September 30,
	(Percentage of sales)
	2010	2011	Change
Industrial Materials	81%	86%	5%
Engineered Solutions	89%	90%	1%

Segment operating costs and expenses as a percentage of sales for Industrial Materials increased 5 percentage points to 86% in the nine months ended September 30, 2011. Total operating costs and expenses increased $229.7 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in total operating costs was a result of volume increases of $153.2 million, due in part to increased volumes as a result of our acquisitions, as well as unfavorable currency changes of $27.5 million. Other production costs, including increased needle coke pricing, drove costs $36.7 million higher in the nine months ended September 30, 2011 compared to September 30, 2010.

Segment operating costs and expenses as a percentage of sales for Engineered Solutions increased 1 percentage point to 90% for the nine months ended September 30, 2011. In total, operating costs increased $9.9 million, drive primarily by volume increases in our advanced electronic product line.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Provision for income taxes. The following table summarizes the provision for income taxes for the nine months ended September 30, 2011.

	For the Nine Months Ended September 30,
	2010	2011
	(dollars in thousands)
Tax Expense	$28,394	$20,026
Pretax Income	$130,131	$116,155
Effective Tax Rate	21.8%	17.2%

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

During the nine months ended September 30, 2011, the average exchange rates for the Japanese yen, Brazilian real, Mexican peso, the euro, the British pound and the South African rand compared to the U.S. dollar increased by approximately 11.1%, 9.2%, 5.9%, 6.9%, 5.2% and 6.9%, respectively, compared to their average exchange rates compared to the U.S. dollar for the nine months ended September 30, 2010.

For net sales of Industrial Materials, the impact of changes in the average exchange rates was an increase of $17.2 million in the nine months ended September 30, 2011. For the cost of Industrial Materials, the impact of these events was an increase of $27.5 million in the nine months ended September 30, 2011.

As part of our cash management, we also have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Income. Our Switzerland location is party to many of these loans. Effective January 1, 2011, the functional currency of this location was changed to the U.S. dollar, as the majority of these loans and the purchases made are denominated in the U.S. dollar. This change minimizes our exposure to exchange rate changes related to our intercompany loans.

We had a net total currency gain of $3.0 million in the nine months ended September 30, 2010 as compared to a net total currency loss of $1.7 million in the nine months ended September 30, 2011, primarily due to the remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities.

We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by changes in currency exchange rates, as described under “Part I, Item 3–Quantitative and Qualitative Disclosures about Market Risk”.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Liquidity and Capital Resources

Global capital markets have been, and may continue to be, disrupted and volatile. The cost and availability of funding has been and may continue to be adversely affected by illiquid credit markets. We believe that we have adequate liquidity, including availability under our Revolving Facility, to meet all of our present operating needs. Continued turbulence in the U.S. and international financial markets, however, could adversely affect the cost and availability of additional financing to us in the future.

Our financing obligations are as follows:

	At December 31, 2010	At September 30, 2011
	(Dollars in thousands)
Short-term debt	$155	$18,193
Supply chain financing liability	24,959	22,002

Total current financing liabilities	25,114	40,195

Long-term debt	275,799	336,122

Total financing liabilities	$300,913	$376,317

At September 30, 2011, we had cash and cash equivalents of $11.3 million, short-term debt of $18.2 million, long-term debt of $336.1 million and stockholders’ equity of $1,318.5 million. We also had $65.2 million available through our Revolving Facility. As part of our cash management activities, we manage accounts receivable credit risk, collections, and accounts payable vendor terms to maximize our free cash at any given time and minimize accounts receivable losses.

Our sources of funds have consisted principally of cash flow from operations, debt including our Revolving Facility, equity financings, and supply chain financings. Our uses of those funds (other than for operations) have consisted principally of capital expenditures, payment of pension and post-retirement contributions, debt reductions, purchases of treasury shares and other obligations. As of September 30, 2011, we had accrued liabilities for several future significant cash expenditures including $1.3 million of required pension plan contributions, which were paid in October 2011.

We have an accounts receivable factoring arrangement in place that provides additional working capital liquidity of up to $25.0 million. We did not sell any receivables under this arrangement during the three and nine months ended September 30, 2010 or 2011.

Accounts receivable are sold without recourse under this arrangement. Lower sales volumes for our products and reduced credit quality of our customers may limit the amount of receivables that we sell in the future. This accounts receivable factoring facility renewed for a one year term that expires June 30, 2012.

We are party to a supply chain financing arrangement with a third party that provides additional working capital liquidity of up to $50 million. Under this arrangement, we essentially assign our rights to purchase needle coke from our supplier to the financing party. The financing

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

party purchases the product from our supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment to the financing party for this needle coke includes a mark up (the “Mark-Up”). For the first nine months of 2011 the Mark-Up was based on 2 month LIBOR plus a margin of 2.75%. The Mark-Up is subject to quarterly reviews. In effect, we have a longer period of time to pay the financing party than by purchasing directly from the supplier which helps us maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. During the nine months ended September 30, 2011, the financing party invoiced us $127.1 million and we had net payments of $3.0 million for purchases of inventory under this arrangement, including a Mark-Up of $0.8 million.

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

On October 7, 2011, GrafTech and certain of its subsidiaries, entered into an Amended and Restated Credit Agreement that provids for, among other things, an increase in the line of credit, an extension of the maturity date, a decrease in the cost of borrowings, and changes in the financial covenants under our Revolving Facility. The following comparison highlights the principal changes to the Revolving Facility effected by the amendment and restatement:

	Amended and Restated Facility	Facility-September 30, 2011

Availability	$570 million	$260 million

Maturity date	October 7, 2016	April 29, 2013

Interest rate[a]	Either LIBOR plus a margin ranging from 1.50% to 2.25% or, in the case of dollar denominated loans, the alternate base rate plus a margin ranging from 0.50% to 1.25%.	Either LIBOR plus a margin ranging from 2.50% to 3.50% or, in the case of dollar denominated loans, the alternate base rate plus a margin ranging from 1.50% to 2.50%.

Commitment fee	Per annum fee ranging from 0.25% to 0.40% on the undrawn portion of the commitments under the Revolving Facility.	Per annum fee ranging from 0.375% to 0.750% on the undrawn portion of the commitments under the Revolving Facility.

Financial Covenants	Maximum senior secured leverage ratio of 2.25 to 1.00; Minimum cash interest coverage of 3.00 to 1.00.	Maximum net senior secured leverage ratio of 2.25 to 1.00; Minimum cash interest coverage of 1.75 to 1.00.

[a]

The interest rate applicable to the Revolving Facility is at GrafTech’s option. The alternate base rate is the highest of (i) the prime rate announced by JP Morgan Chase Bank, N.A., (ii) the federal effective fund rate plus  1/2 of 1% and (iii) the London interbank offering rate(as adjusted) for a one-month interest period plus 1%.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Under the Revolving Facility we now have additional flexibility for investments, capital expenditures, acquisitions and restricted payments. We are permitted to pay dividends and repurchase our common stock in an aggregate amount (cumulative from October 2011) up to $75 million (or $500 million, if certain leverage ratio requirements are satisfied), plus, each year, an aggregate amount equal to 50% of the consolidated net income in the prior year and issue letters of credit issuable under the Revolving Facility for an amount not to exceed $50 million.

At September 30, 2011, we had outstanding borrowings drawn from the Revolving Facility of $187.0 million and $65.2 million was available (after consideration of outstanding letters of credit of $7.8 million). At September 30, 2011, we were in compliance with all financial and other covenants under the Revolving Facility in effect at that time.

It is possible that our future ability to borrow under the Revolving Facility will be less because of the impact of additional borrowings upon our compliance with the maximum senior secured debt leverage ratio permitted or minimum cash interest coverage ratio required under the Revolving Facility as amended and restated on October 7, 2011.

Based on expected operating results and expected cash flows, we expect to be in compliance with the amended and restated covenants through maturity of the Revolving Facility. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

At September 30, 2011, approximately 43% of our debt consisted of fixed rate or zero interest rate obligations compared to 53% at December 31, 2010.

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

Certain of our obligations could have a material impact on our liquidity. Cash flow from operations and from financing activities services payment of our obligations, thereby reducing funds available to us for other purposes. At September 30, 2011, we had $65.2 million of additional borrowing capacity under the Revolving Facility. Our subsequent expansion of this facility resulted in availability to $310 million. Continued improvement, or another downturn in the global economy may require increased borrowings under our Revolving Facility, particularly if our accounts receivable and supply chain financing arrangements are terminated. An improving economy, while resulting in improved results of operations, could require significant cash requirements to purchase inventories, make capital expenditures, and pay other obligations as accounts receivable increase. A downturn could significantly negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Based on expected operating results and expected cash flows, we expect to be in compliance with our existing financial covenants in 2011, including those in the amended and restated Revolving Facility, in 2011.

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

In December 2007, our Board of Directors approved a share repurchase program authorizing the purchase of up to 3 million shares of our common stock. Share repurchases may take place from time to time in the open market, or through privately negotiated transactions, as market conditions warrant. As of September 30, 2011, we have repurchased 1 million shares under this program. We intend to fund any such share repurchases from available cash and cash flows. These share repurchases may be suspended or discontinued at any time.

Related Party Transactions. In late June and early July 2009, our then non-consolidated affiliate, Seadrift Coke L.P. (“Seadrift”), entered into agreements to borrow up to $17.0 million of Demand Notes from certain of its shareholders, which included GrafTech. We agreed to loan up to $8.5 million and on July 2, 2009, we loaned Seadrift $6.0 million.

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

Cash Flows.

The following is a discussion of our cash flow activities:

	For the Nine Months Ended September 30,
	2010	2011
	(Dollars in millions)
Cash flow provided by (used in):
Operating activities	$54.0	$29.3
Investing activities	(44.7)	(100.3)
Financing activities	5.7	69.8

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

During the nine months ended September 30, 2011, changes in working capital resulted in a net use of funds of $139.8 million which was impacted by:

•	use of funds of $54.9 million from the increase in accounts receivable, which were due primarily to increased sales for the period and the temporary suspension of factoring;

•	use of funds for inventories of $76.2 million primarily due to the increased sales volume and the acquisitions of Seadrift and the St. Marys facility;

•	use of $5.4 million related to increased prepaid expenses primarily due to the deferral of $4.0 million of turnaround costs at Seadrift, net of amortization, as well as

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

net prepaid insurance premiums; and

•	use of funds of $3.3 million from an increase in accounts payable and accruals through normal operations and inventory purchases.

Investing Activities.

Net cash used in investing activities was $44.7 million during the nine months ended September 30, 2010 and included capital expenditures of $51.5 million, which was partially offset by proceeds received on the repayment of our loan to our non-consolidated affiliate of $6.0 million.

Net cash used in investing activities was $100.3 million during the nine months ended September 30, 2011 and included capital expenditures of $102.0 million and cash paid for the acquisition of Micron Research of $6.5 million, partially offset by proceeds from derivative instruments of $7.8 million.

Financing Activities.

Net cash flow provided by financing activities was $5.7 million during the nine months ended September 30, 2010 and included net borrowings under our supply chain financing arrangement of $11.1 million, partially offset by bank fees and charges to amend and restate our credit agreement of $4.5 million and purchases of treasury shares of $1.2 million.

Net cash flow provided by financing activities was $69.8 million during the nine months ended September 30, 2011, due primarily to net borrowings under our Revolving Facility of $53.0 million, $18.0 million of short term debt borrowings for working capital requirements and proceeds from exercise options of $1.9 million, partially offset by net payments under our supply chain financing arrangement of $3.0 million. The cash from these borrowings was used primarily to fund capital expenditures and working capital additions during the period.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Restrictions on Dividends and Stock Repurchases

A description of the restriction in our Revolving Facility on our ability to pay dividends and our ability to repurchase common stock is set forth under “Item 5 – Dividend Policies and Restrictions” in the Annual Report and such description is incorporated herein by reference. Effective October 7, 2011, however, the final paragraph of such description is replaced with the following in order to reflect changes to that restriction effected by the amendment and restatement of the Revolving Facility as of that date:

Under the Revolving Facility, in general, GTI is permitted to pay dividends and repurchase common stock in an aggregate amount (cumulative from October 2011) up to $75 million (or $500 million, if certain leverage ratio requirements are satisfied) plus, each year, an aggregate amount equal to 50% of the consolidated net income in the prior year (50% of 2010 net income is $87.3 million).

Recent Accounting Pronouncements

We discuss recently adopted accounting standards on page 9 in Note 1, “Organization and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements.

Description of Our Financing Structure

We discuss our financing structure in more detail on page 20 in Note 9, “Long-Term Debt and Liquidity” of the Notes to the Consolidated Financial Statements.

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

The outstanding foreign currency derivatives at December 31, 2010 and September 30, 2011 represented a net unrealized gain of $0.8 million and a net unrealized loss of $0.1 million, respectively.

Commodity Management. We periodically enter into commodity derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas, and refined oil product exposure. The outstanding contracts at December 31, 2010 and September 30, 2011 represented a net unrealized gain of $0.6 million and $3.7 million, respectively.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

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

Sensitivity Analysis. We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates on gross margin and changes in interest rates on interest expense. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for the nine months ended September 30, 2011 by approximately $2.2 million. Based on this analysis, a hypothetical increase in interest rates of 1,000 basis points (10%) would have increased our interest expense by $15.1 million for the for the nine months ended September 30, 2011.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level as of September 30, 2011.

Changes in Internal Controls over Financial Reporting. We acquired Seadrift and St. Marys during the fourth quarter of 2010. We have extended the Section 404 compliance program under the Sarbanes-Oxley Act and the applicable rules and restrictions under the Act to include Seadrift and St. Marys. We will report on the assessment of the effectiveness of internal controls over financial reporting for the combined operations at December 31, 2011. There have been no other changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2011 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings

The information required by this Item is set forth on page 23 in Note 14, “Contingencies” of Notes to Consolidated Financial Statements and is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2007, we announced that our Board of Directors had approved a share repurchase program authorizing the purchase of up to 3 million shares of our common stock. Purchases may take place from time to time in the open market, or through privately negotiated transactions, as market conditions warrant. In addition, upon the vesting or payment of stock awards, an employee may elect receipt of the full share amount and pay the resulting taxes, or have shares withheld to cover the tax obligation. We sometimes elect to purchase these withheld shares and pay the taxes on the employee’s behalf, rather than sell the withheld shares into the open market. These repurchases are outside of the program authorized in December 2007.

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2011	1,396	$20.37	0	2,051,905
August 1 through August 31, 2011	0	0.00	0	2,051,905
September 1 through September 30, 2011	67,283	14.60	0	2,051,905

*	Represents purchases of vested restricted stock shares from employees as payment for the withholding taxes due upon the vesting or payment of stock awards.

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. [Removed and Reserved.]

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The exhibits listed in the following table have been filed as part of this Report.

Exhibit Number	Description of Exhibit

10.1.0	Amended and Restated Credit Agreement dated as of October 7, 2011 among GrafTech International Ltd., GrafTech Finance Inc., GrafTech Switzerland S.A., the LC Subsidiary from time to time party thereto, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank.

10.1.1	Amendment and Restatement Agreement dated as of October 7, 2011 in respect of the Credit Agreement dated as of April 28, 2010 among GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., GrafTech Switzerland, S.A. the LC Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.1.2	Reaffirmation Agreement dated as of October 7, 2011 among GrafTech International Ltd., GrafTech Finance Inc., GrafTech Switzerland, S.A., the Subsidiaries party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent.

10.1.3

Confirmation and Amendment Agreement dated 7 October 2011 relating to the

Swiss Security Agreement dated April 28, 2010 between Graftech Switzerland SA as Assignor and JPMorgan Chase Bank, N.A. as Assignee.

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President, and Chairman of the Board (Principal Executive Officer)

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Lindon G. Robertson, Vice President and Chief Financial Officer (Principal Financial Officer)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President, and Chairman of the Board (Principal Executive Officer)

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Lindon G. Robertson, Vice President and Chief Financial Officer (Principal Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.

Date: October 27, 2011	By:	/s/ Lindon G. Robertson
Lindon G. Robertson
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

*10.1.0	Amended and Restated Credit Agreement dated as of October 7, 2011 among GrafTech International Ltd., GrafTech Finance Inc., GrafTech Switzerland S.A., the LC Subsidiary from time to time party thereto, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank.

*10.1.1	Amendment and Restatement Agreement dated as of October 7, 2011 in respect of the Credit Agreement dated as of April 28, 2010 among GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., GrafTech Switzerland, S.A. the LC Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

*10.1.2	Reaffirmation Agreement dated as of October 7, 2011 among GrafTech International Ltd., GrafTech Finance Inc., GrafTech Switzerland, S.A., the Subsidiaries party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent.

*10.1.3

Confirmation and Amendment Agreement dated 7 October 2011 relating to the

Swiss Security Agreement dated April 28, 2010 between Graftech Switzerland SA as Assignor and JPMorgan Chase Bank, N.A. as Assignee.

*31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

*31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Lindon G. Robertson, Vice President and Chief Financial Officer.

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Lindon G. Robertson, Vice President and Chief Financial Officer.

*Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document