Form 10-K
period 2011-12-31
GRAFTECH INTERNATIONAL LTD
filed 2012-02-23
CIK 931148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2011

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

Large Accelerated Filer  ☒ Accelerated Filer  ☐ Non-Accelerated Filer  ☐ Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The aggregate market value of our outstanding common stock held by non-affiliates, computed by reference to the closing price of our common stock on June 30, 2011, was approximately $2,792 million. On January 31, 2012, 144,083,966 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required under Part III is incorporated by reference from the GrafTech International Ltd. Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2012, which will be filed on or about April 3, 2012.

PART I

Preliminary Notes

Important Terms. We use the following terms to identify various matters. These terms help to simplify the presentation of information in this Report.

“Common stock” means GTI common stock, par value $.01 per share.

“Credit Agreement” refers to the credit agreement providing for our senior secured credit facilities, as amended, or amended and restated at the relevant time. “Revolving Facility” refers to the revolving credit facility provided under the Credit Agreement, at the relevant time. On October 7, 2011, the Credit Agreement was amended and restated to, among other things, extend the maturity of the Revolving Facility to October 7, 2016, and add provisions to permit establishment of additional credit facilities thereunder.

“GrafTech Finance” refers to GrafTech Finance Inc. only. GrafTech Finance is an indirect wholly-owned, special purpose finance subsidiary of GTI and the borrower under the Revolving Facility. GrafTech Finance was the issuer of the Senior Notes.

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

“Senior Subordinated Notes” means our senior subordinated promissory notes issued on November 30, 2010, in connection with the Seadrift Coke L.P. (“Seadrift”) and C/G Electrodes LLC (“C/G”) acquisitions, for an aggregate total face amount of $200 million. These senior subordinated notes are non-interest bearing and will mature in 2015. Because the Senior Subordinated Notes are non-interest bearing, we were required to record them at their present value (determined using an interest rate of 7.00%).

“MTM Adjustment” refers to our accounting policy regarding pension and other postretirement benefits plans (“OPEB”) whereby we immediately recognize the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each year (referred to as “mark-to-market”).

“Subsidiaries” refers to those companies that, at the relevant time, are or were majority owned or wholly-owned directly or indirectly by GTI or its predecessors to the extent that those predecessors’ activities related to the graphite and carbon business.

“We,” “us” or “our” refers to GTI and its subsidiaries collectively or, if the context so requires, GTI, GrafTech Global, GrafTech Finance or GrafTech International Holdings Inc., individually. In November 2010, we completed the reorganization of our holding company structure pursuant to which we formed a new parent holding company, GrafTech Holdings Inc., which had been renamed GrafTech International Ltd. (“new parent”). Our former parent holding company, which had been named GrafTech International Ltd. (“former parent”) as part of the reorganization, was renamed GrafTech Holdings Inc. and became a direct wholly owned subsidiary of a new parent. Our new parent adopted the same certificate of incorporation (except for certain technical matters) and by-laws of our former parent; each share of common stock of our former parent was converted into one share of common stock of our new parent; and our new parent common stock was listed on the NYSE under our former parent’s ticker symbol “GTI.”

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

The GRAFTECH logo, GRAFCELL®, GRAFOAM®, GRAFIHX™ and eGraf® are our trademarks and trade names used in this report. This Report also contains trademarks and trade names belonging to other parties.

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

Introduction

Our vision is to enable customer leadership, better and faster than our competition, through the creation, innovation and manufacture of graphite and carbon material science-based solutions. We have over 125 years of experience in the research and development of graphite and carbon-based solutions and our intellectual property portfolio is extensive. Our business was founded in 1886 by the National Carbon Company.

We are one of the world’s largest manufacturers of the broadest range of high quality graphite electrodes, products essential to the production of electric arc furnace (“EAF”) steel and various other ferrous and nonferrous metals. We also produce needle coke products. Needle coke is the primary raw material needed in the manufacture of graphite electrodes. We also manufacture carbon, graphite and semi-graphite refractory products, which protect the walls of blast furnaces and submerged arc furnaces. We are one of the largest manufacturers of high quality natural graphite products enabling thermal management solutions for the electronics industry and fuel cell solutions for the transportation and power generation industries. We are one of the world’s largest manufacturers and providers of advanced graphite and carbon materials for the transportation, solar, and oil and gas exploration industries. We service customers in over 70 countries.

We currently manufacture our products in 19 manufacturing facilities strategically located on four continents. We believe our Industrial Materials network has the largest manufacturing capacity and the lowest manufacturing cost structures of all of our major competitors and delivers the highest-level quality products. We currently have the operating capability, depending on product mix, to manufacture approximately 255,000 metric tons of graphite electrodes sellable capacity. We believe that our global manufacturing network provides us with competitive advantages in product quality, proximity to customers, timely and reliable product delivery, and product costs. Given our global network, we are well positioned to serve the growing number of consolidated, global, multi-plant steel customers as well as certain smaller, regional customers and segments.

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

Engineered Solutions. Engineered Solutions include advanced graphite materials and natural graphite products. Advanced graphite materials are highly engineered synthetic graphite products used in many areas due to their unique properties and the ability to tailor them to specific solutions. These products are used in the transportation, defense, solar, metallurgical, chemical, oil and gas exploration, and various other industries as further described below. Our natural graphite products consist of electronic thermal management solutions, fuel cell components, and sealing materials.

Industrial Materials Segment

Our Industrial Materials segment, which had net sales of $538.1 million in 2009, $833.9 million in 2010, and $1,132 million in 2011, manufactures and delivers high quality graphite electrodes, refractory products and needle coke products, as well as provides customer technical services. Industrial Materials sales represented approximately 82%, 83% and 86% of consolidated net sales for 2009, 2010, and 2011, respectively. We estimate that the worldwide demand for our industrial materials products was approximately $6.6 billion in 2010 (excluding needle coke products) and approximately $6.8 billion in 2011. Customers for these products are located in all major geographic regions.

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

Electric arc furnace steel production was estimated to be approximately 424 million metric tons in 2011, representing approximately 28% of the world’s steel production. As global economic conditions continue to improve, we expect EAF production to increase approximately 2% in 2012. We are aware of approximately 25 million metric tons of new EAF capacity projects in the planning or construction phases due to come online over the next two years. However, given increased market uncertainty, these new EAF projects may be postponed or cancelled. We believe the EAF utilization rate in 2011 was approximately 76%, compared to approximately 73% in 2010.

Relationship Between Graphite Electrode Demand and EAF Steel Production. The improved efficiency of electric arc furnaces has resulted in a decrease in the average rate of consumption of graphite electrodes per metric ton of steel produced in electric arc furnaces (called “specific consumption”). We estimate that the average EAF melter specific consumption is approximately 1.7 kilograms of graphite electrodes per metric ton produced.

Over the long term, specific consumption will continue to decrease at a gradual pace, as the EAF steel makers investment cost (relative to the benefits) increases to achieve further efficiencies in specific consumption. Another contributing factor is the ongoing electrode quality improvements of graphite electrode manufacturers.

We further believe that the rate of decline in the future will be impacted by the addition of modern EAF steel making capacity which tends to have lower specific consumption than the average. To the extent that this new capacity replaces old capacity, it has the accelerated effect of reducing industry wide specific consumption due to the efficiency of new electric arc furnaces relative to the old. However, to the extent that this new capacity increases industry wide EAF steel production capacity and that capacity is utilized, it creates additional demand for graphite electrodes. As an example, the approximately 25 million metric tons of new EAF capacity start ups and projects that we expect will be added over the next 2 years will result in approximately 40,000 metric tons of potentially new graphite electrode demand, depending on steel industry utilization rates.

Increases in EAF steel production, offset by declines in specific consumption, resulted in corresponding changes in demand for graphite electrodes. Due to expected modest growth of EAF production, we are projecting similar modest growth for graphite electrode demand in 2012.

Over the long term, graphite electrode demand is estimated to grow at an average annual net growth rate of approximately 2%, based on the anticipated growth of EAF steel production (average historical growth rate of 3%), partially offset by the decline in future specific consumption.

Production Capacity. We believe that the worldwide total graphite electrode manufacturing capacity was approximately 1.6 million metric tons for 2009 and approximately 1.7 million metric tons for 2010 and 2011. We believe that the graphite electrode industry manufacturing capacity utilization rate worldwide was approximately 60% for 2009 and approximately 80% for 2010 and 2011.

We have the capability, depending on product demand and mix, to manufacture approximately 255,000 metric tons of graphite electrodes annually from our existing assets.

Industrial Materials Demand. We estimate that the worldwide demand for graphite electrodes, needle coke, refractories and other products was approximately $6.8 billion in 2011.

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

Petroleum needle and pitch needle coke, relative to other varieties of coke, is distinguished by its needle-like structure and its quality, which is measured by the presence of impurities, principally sulfur, nitrogen and ash. The needle-like structure of petroleum needle and pitch needle coke encourages expansion along the length of the electrode, rather than the width, which reduces the likelihood of fractures. Impurities reduce quality because they increase the coefficient of thermal expansion and electrical resistivity of the graphite electrode, which can lead to uneven expansion and a build-up of heat and cause the graphite electrode to oxidize rapidly and break. Petroleum needle and pitch needle coke is typically low in these impurities. In order to minimize fractures caused by disproportionate expansion over the width of an electrode, and minimize the effect of impurities, large-diameter graphite electrodes (18 inches to 32 inches) employed in high-intensity electric arc furnace applications are comprised almost exclusively of petroleum needle and pitch needle coke.

Engineered Solutions Segment

Our Engineered Solutions segment had sales of $120.9 million in 2009, $173.1 million in 2010, and $188.0 million in 2011. Engineered Solutions represented approximately 18% of consolidated net sales for 2009, approximately 17% for 2010 and approximately 14% for 2011. We estimate that our addressable worldwide demand for engineered solutions was $716 million in 2009, $1,100 million in 2010, and $1,200 million in 2011.

Advanced Graphite Materials. Our advanced graphite materials include products in a variety of shapes and grades, weighing up to ten metric tons, for diverse applications. Our products are used in many applications including metallurgy, high-temperature industrial, and solar silicon applications. In addition, certain of our materials, when combined with advanced flexible graphite, provide superior heat management solutions for insulation packages, induction furnaces, high temperature vacuum furnaces and direct solidification furnaces. In addition, we manufacture highly engineered advanced carbon composites serving the aerospace and defense industries.

Natural Graphite Products. We manufacture natural graphite products, consisting of flexible graphite. Applications include thermal management solutions used for the electronics, automotive, petrochemical, and transportation industries. We are one of the world’s largest manufacturers of natural graphite products for these uses and applications.

Business Strategies

We believe that, by growing our revenues and operating income, successfully implementing LEAN initiatives, and maximizing our cash flows, we will deliver enhanced financial performance and return on shareholder value. We believe this strategy will position us to capitalize on growth opportunities that may arise. We have transformed our operations, building competitive advantages to enable us to compete successfully in our major product lines, to realize enhanced performance as economic conditions improve and to exploit growth opportunities from our intellectual property portfolio. Our business strategies are designed to expand upon our competitive advantages by:

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

We sell our products in every major geographic region. Sales of our products to buyers outside the U.S. accounted for about 82% of net sales in 2009, 80% of net sales in 2010, and about 73% of net sales in 2011. No single customer or group of affiliated customers accounted for more than 10% of our total net sales in 2009, 2010 or 2011.

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

Accelerating Commercialization of Advantaged Technologies. We believe that our technological capabilities for developing products with superior thermal, electrical and physical characteristics provide us with a potential growth opportunity as well as a competitive advantage. We seek to exploit these capabilities and our intellectual property portfolio to accelerate development and commercialization of these technologies across all of our businesses, to improve existing products, and to develop and commercialize new products for higher growth rate areas such as electronic thermal management technologies. We received R&D Magazine’s prestigious R&D 100 Award in seven of the past nine years. The R&D 100 Award honors the 100 most technologically significant products introduced into the marketplace each year. We received this award in 2003 and 2004 for our achievements in electronic thermal management products, in 2005 for our large-diameter pinless graphite electrodes, in 2006 for GRAFOAM® carbon foam, a unique high strength, light weight carbon foam, in 2007 for GrafCell® flow field plates, a key component to the commercialization of fuel cells, in 2009 for our GRAFIHX™ Flexible Heat Exchangers, a graphite solution uniquely suited for radiant floor heating systems, and in 2011, for the eGRAF® Spreadershield SS1500, the world’s thinnest heatspreader, enabling the world’s most powerful smart phones.

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

Providing Superior Technical Service. We believe that we are recognized as one of the industry leaders in providing value added technical services to customers for our major product lines. We believe that we have one of the largest customer technical service and related supporting engineering and scientific organizations in our industry, with more than 250 engineers, scientists and specialists around the world. A portion of these employees assist key steel and other metals customers in furnace applications, operations and upgrades to reduce energy consumption, improve raw material costs and increase output.

Maintaining Liquidity and Building Stockholder Value. We believe that our business strategies support our goal of growing revenues and operating income and maximizing the cash generated from operations. Maintaining liquidity remains a priority for us. At December 31, 2011, we had outstanding borrowings under our Revolving Facility of $232.0 million, $153.4 million carrying value outstanding related to Senior Subordinated Notes, and cash and cash equivalents of $12.4 million. At December 31, 2010, we had outstanding borrowings under our Revolving Facility of $130.0 million, $143.4 million outstanding related to Senior Subordinated Notes, and cash and cash equivalents of $13.1 million.

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

We deploy synchronous work processes at most of our manufacturing facilities. We have also installed and continue to install and upgrade proprietary process technologies at our manufacturing facilities, and use statistical process controls in our manufacturing processes for all products, and employ LEAN processing improvement techniques.

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

Refractory Products. Refractory bricks are manufactured in the United States, using a proprietary “hot press” process. We have two primary grades of refractory products. The manufacture of a refractory block begins with the mixing and blending of the raw materials. The raw materials are fed into molds and pressed into shape. Intense heat and pressure are then applied. The bricks are cooled and then cut into the desired shapes. Our bricks are generally smaller than our competitors’ products. We believe our smaller brick size creates an easier installation process compared to larger bricks. We manufacture refractory bricks into sizes up to 18 inches, although we can manufacture bricks into a multitude of sizes and shapes to meet the needs of our customers.

Petroleum Needle and Coke Products. Petroleum needle coke is produced through a manufacturing process very similar to a refinery. The production process converts decant oil into petroleum needle coke shaped in a needle-like structure. Pitch needle coke is produced using coal-tar pitch. We produce petroleum needle coke at one manufacturing facility in the U.S.

Advanced Graphite Materials. Advanced graphite materials are manufactured using processes and technologies similar to those of graphite electrodes. Manufacturing lead times range between four to twelve months for most products and depend on the specific material properties that are needed to be imparted in the final billet. After the forming, baking, impregnation, rebaking and graphitization steps, the billets are either dressed and sold as raw stock or are machined into custom parts against proprietary specifications supplied by our customers. We produce advanced graphite materials in the United States, South Africa, Brazil, France and Italy.

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

We are parties to contracts with ConocoPhillips through December 2013 for the supply of petroleum needle coke, our primary raw material used in the manufacture of graphite electrodes. The agreements provide for quantities of needle coke which we believe, together with needle coke that we source from Seadrift and other sources, are sufficient for our requirements as currently forecast. These supply agreements also contain customary terms and conditions including annual price negotiations, dispute resolution and termination provisions. In July 2011, ConocoPhillips announced that its board approved separating its refining and marketing and exploration and production businesses by spinning off the refining and marketing segment to shareholders. We do not believe that such separation will have an adverse impact on these needle coke supply agreements.

We have firm price contracts for the substantially all of our 2012 needle coke requirements. We may purchase up to 70,000 metric tons of our needle coke requirements from Seadrift.

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

We believe that we are one of the recognized industry leaders in providing value added technical services to customers for our major product lines, and that we have one of the largest customer technical service and related supporting engineering and scientific organizations in our industry, with more than 250 engineers, scientists and specialists around the world.

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

We have customer technical service personnel based around the world to assist customers to maximize their production and minimize their costs. We employ about 140 engineers and technicians in our Industrial Materials segment, a portion of who provide technical service and advice to key steel and other metals customers. These services include furnace applications and operation, as well as furnace upgrades to reduce energy consumption, improve raw material costs and increase output.

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

Technology

We believe that we are an industry leader in graphite and carbon materials science and high temperature processing know-how and that we operate premier research, development and testing facilities for our industry. We have over 125 years of experience in the research and development of graphite and carbon technologies. Over the past several years, we have analyzed our intellectual property portfolio to identify new product opportunities with high growth potential for us, redirected research to enhance and exploit our portfolio and accelerated development of such products.

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

Research and development expenses amounted to $9.4 million, $12.2 million and $14.0 million in 2009, 2010 and 2011, respectively.

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

There are a number of international graphite electrode producers, including SGL Carbon A.G. (Germany), Tokai Carbon Co., Ltd. (Japan), Showa Denko Carbon K.K. (Japan), Graphite India Limited (India), HEG Limited (India), SEC Corporation Limited (Japan), Nippon Carbon Co., Ltd. (Japan), Energoprom Group (Russia), Beijing FangDa Carbon Tech Co. Ltd. (China) and Sinosteel Corporation (China), as well as a number of others which are in China.

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

We believe there are currently approximately ten other firms producing UHP-grade needle coke. These competitors include ConocoPhillips, Petrocokes Japan Limited (Japan), Mitsubishi Chemical Company, Baosteel Group (China), C-Chem Co., Ltd. (Japan), Indian Oil Company Limited, Hongte Chemical Industry (Group) Co., Ltd. (China), JX Holdings Inc. (Japan), Petrochina International Jinzhou Co., Ltd. (China) and Sinosteel Anshan Research Institute of Thermo-Energy Co. Ltd. (China). Competition in the needle coke industry is based primarily on service, price, reliability and efficiency of products. Our Seadrift facility competes primarily on the quality and price of its needle coke.

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

Environmental Matters

We are subject to a wide variety of federal, state, local and foreign environmental laws and regulations that govern our properties, neighboring properties, and our current and former operations worldwide. These laws and regulations relate to the presence, use, storage, handling, generation, treatment, emission, release, discharge and disposal of wastes and other substances, including the packaging, labeling and transportation of products; that are defined as hazardous or toxic or otherwise believed to have potential to harm the environment or human health. These laws and regulations (and the enforcement thereof) are periodically changed and are becoming increasingly stringent. We have incurred costs in the past, and will continue to incur additional costs in the future, to comply with these legal requirements.

The principal U.S. laws to which our properties and operations are subject include:

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

Further, laws and regulations adopted or proposed in various states impose or may impose, as the case may be, reporting or remediation requirements if operations cease or property is transferred or sold.

We believe that we are currently in material compliance with the federal, state, local and foreign environmental laws and regulations to which we are subject. We have experienced some level of regulatory scrutiny at most of our current and former facilities and, in some cases, have been required to take corrective or remedial actions and incur related costs in the past, and may experience further regulatory scrutiny, and may be required to take further corrective or remedial actions and incur additional costs in the future. Although it has not been the case in the past, these costs could have a material adverse effect on us in the future.

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

As a result of amendments to the Clean Air Act enacted in 1990, certain of our U.S. facilities have been or will be required to comply with new reporting requirements and standards for air emissions that have been or may be adopted by the U.S. EPA and state environmental protection agencies pursuant to new and revised regulations that have been or could be promulgated, including the possible promulgation of future maximum achievable control technology standards that apply to our manufacturing sector(s). Achieving compliance with the regulations that have been promulgated to date has resulted in the need for additional administrative and engineered controls, changes to certain manufacturing processes, and increased monitoring and reporting obligations. Similar foreign laws and regulations have been or may also be adopted to establish new standards for air emissions, which may also require additional controls on our manufacturing operations outside the U.S. Based on information currently available to us, we believe that compliance with these regulations will not have a material adverse effect on us.

As mentioned, our manufacturing operations located outside of the U.S. are also subject to their national and local laws and regulations related to environmental protection and product safety. Under the European Union’s (“EU”) regulations concerning the Registration, Evaluation, Authorization and Restriction of Chemicals (commonly referred to as “REACH”), enacted in 2007, manufacturers and importers into the EU of certain chemical substances are required to register and evaluate their potential impacts on human health and the environment. Under REACH, the continued importation into the EU, manufacture and/or use of certain chemical substances may be restricted, and manufacturers and importers of certain chemicals will be required to undertake evaluations of those substances. The requirements of REACH are being phased in over a period of years, and compliance is requiring and will continue to require expenditures and resource commitments. Based on information currently available to us, we believe that compliance with these regulations will not have a material adverse effect on us.

International accords, foreign laws and regulations, and U.S. federal, state and local laws and regulations are increasingly being enacted to address concerns about the effects that carbon dioxide emissions and other identified greenhouse gases (“GHG”) may have on the environment and climate worldwide. These effects are widely referred to as Climate Change. Some members of the international community have taken actions in the past to address Climate Change issues on a global basis. The 1997 international Kyoto Protocol set binding GHG emission reduction targets for the participating industrialized countries. Members of the international community have been meeting since 2007 in the interest of negotiating a future treaty to replace the Kyoto Protocol, which will expire at the end of 2012. Although the U.S. did not ratify the Kyoto Protocol, it is possible that the U.S. would sign a future international Climate Change treaty and become subject to the provisions of such treaty. The EU Emissions Trading Scheme (“EU ETS”) enacted under the provisions of the Kyoto Protocol requires certain listed energy-intensive industries to participate in an international “cap and trade” system of GHG emission allowances. As carbon and graphite manufacturing is not a covered industry sector under the current EU ETS, our European operations were not required to comply with these provisions. However, the current EU ETS will also expire in 2012 and will be replaced by similar provisions under Directive 2009/29/EC, which will also institute a number of program changes. EU Member States are required to bring into force the necessary laws, regulations and administrative provisions by December 31, 2012 to comply with this new Directive. Carbon and graphite manufacturing is not specifically listed as a covered activity in the revised Annex 1 of this new Directive. However, the post-2012 EU ETS could apply to some or all of our manufacturing operations in Europe under a general combustion of fuels category. Depending on the requirements of these EU Member State rules, our European operations could sustain additional compliance obligations and related expenses.

In the U.S., Climate Change legislation has been proposed in the past, but has not been enacted to date. Such legislation could be passed in the future to reduce the quantity of national GHG emissions in accordance with established goals and deadlines. One or more of our U.S. facilities could be covered by such new legislation and we could incur additional compliance obligations and related expenses.

In 2009, a Final Mandatory Reporting of Greenhouse Gases Rule was issued by the U.S. EPA, which requires facilities with specified GHG sources that emit over the annual threshold quantities to monitor and report their GHG emissions annually. In addition, corporations that are large suppliers of petroleum products (including, by definition, importers and exporters that exceed the annual GHG threshold quantities) must also submit an annual activity report to the U.S. EPA. Some of our operations are covered under this Rule, and we believe that we have the necessary administrative systems in place to comply with the requirements. Under various other foreign and U.S. state regulations, we are currently required to report certain GHG emissions to the pertinent authorities. Furthermore, in December 2009, the U.S. EPA issued an “endangerment and cause or contribute finding” for GHG, under Section 202(a) of the Clean Air Act, allowing it to issue new rules that directly regulate GHG emissions under the existing federal New Source Review, Prevention of Significant Deterioration (PSD) and Title V Operating Permit programs. In May 2010, the U.S. EPA set GHG emissions thresholds to define when permits under these programs are required for new and existing industrial facilities. Under these programs, new or significantly modified facilities must also use best available control technologies to minimize GHG emissions. Therefore, we may incur future expenses to modify our air permits, implement additional administrative and engineered controls, invest in capital improvements, and/or make changes in certain manufacturing processes at our U.S. facilities in order for us to achieve compliance with these regulations or to expand our operations.

Based on information currently available to us, we believe that compliance with international accords, U.S. and foreign laws and regulations concerning Climate Change, which have been promulgated or that could be promulgated in the future, will not have a material adverse effect on us.

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

Estimates of future costs for compliance with U.S. and foreign environmental protection laws and regulations, and for environmental liabilities, are necessarily imprecise due to numerous uncertainties, including the impact of potential new laws and regulations, the availability and application of new and diverse technologies, the extent of insurance coverage, the potential discovery of contaminated properties, or the identification of new hazardous substance disposal sites at which we may be a PRP and, in the case of sites subject to Superfund and similar state and foreign laws, the final determination of remedial requirements and the ultimate allocation of costs among the PRPs. Subject to the inherent imprecision in estimating such future costs, but taking into consideration our experience to date regarding environmental matters of a similar nature and facts currently known, we estimate that our costs and capital expenditures (in each case, before adjustment for inflation) for environmental protection regulatory compliance programs and for remedial response actions will not increase materially over the next several years.

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

Employees

At December 31, 2011, we had 3,284 employees (excluding contractors), an increase of 369 employees compared to 2010. A total of 551 employees were in Europe (including Russia), 911 were in Mexico and Brazil, 427 were in South Africa, 1 was in Canada, 1,373 were in the U.S. and 21 were in the Asia Pacific region. At December 31, 2011, 1,908 of our employees were hourly employees.

At December 31, 2011, approximately 49% of our worldwide employees were covered by collective bargaining or similar agreements, which expire at various times in each of the next several years. At December 31, 2011, about 1,100 employees, or 33% of our employees, were covered by agreements which expire, or are subject to renegotiation, at various times through December 31, 2012. We believe that, in general, our relationships with our unions are satisfactory and that we will be able to renew or extend our collective bargaining or similar agreements on reasonable terms as they expire. We cannot assure, however, that renewed or extended agreements will be reached without a work stoppage or strike or will be reached on terms satisfactory to us.

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

While the global recovery continues, the pace of recovery remains sluggish and uneven geographically. Downside risks remain for 2012, including high unemployment, reduced consumer spending, high deficit spending from governments, turbulent financial markets (euro area) and tighter monetary policies (Emerging markets).

The International Monetary Fund reported GDP growth figures for 2011 at approximately 3.8%. We believe that in the graphite electrode markets in which we compete, the capacity utilization rate was approximately 80% in both 2010 and 2011. While improved compared to 2009 levels, these lower than pre-crisis capacity utilization rates continued to adversely affect our financial position and results of operation for 2011.

We are dependent on the global steel industry and also sell products used in the transportation, semiconductor, solar, petrochemical, electronics, and other industries which are susceptible to global and regional economic downturns.

We sell our industrial materials products, which accounted for about 86% of our total net sales in 2011, primarily to the EAF steel production industry. Many of our other products are sold primarily to the transportation, solar, oil and gas exploration industries. These are global basic industries, and they are experiencing various degrees of contraction, growth and consolidation. Customers in these industries are located in every major geographic region. As a result, our customers are affected by changes in global and regional economic conditions. This, in turn, affects overall demand and prices for our products sold to these industries. As a result of changes in economic conditions, demand and pricing for our products sold to these industries has fluctuated and in some cases declined significantly.

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

The Revolving Facility contains a number of covenants that, among other things, restrict our ability to: sell assets; incur, repay or refinance indebtedness; create liens; make investments or acquisitions; engage in mergers or acquisitions; pay dividends; or repurchase stock.

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

A substantial majority of our net sales are derived from sales outside the U.S., and a substantial majority of our operations and our total property, plant and equipment and other long- lived assets are located outside the U.S. As a result, we are subject to risks associated with operating in multiple countries, including:

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

We engage in acquisitions and may encounter unexpected difficulties identifying, pricing or integrating these businesses.

We have pursued growth, in part, through strategic acquisitions that are intended to complement or expand our businesses, and expect to continue to do so in the future. The success of this strategy will depend on our ability to identify, price, finance and complete these transactions. Success will also depend on our ability to integrate the businesses acquired in these transactions. We may encounter unexpected difficulties in completing and integrating acquisitions with our existing operations, and in managing strategic investments. Furthermore, we may not realize the degree, or timing, of benefits we anticipated when we first entered into a transaction. Any of the foregoing could adversely affect our financial position, liquidity and results of operations.

Our results of operations could deteriorate if our manufacturing operations were substantially disrupted for an extended period.

Our manufacturing operations are subject to disruption due to extreme weather conditions, floods, hurricanes and tropical storms and similar events, major industrial accidents, cybersecurity attacks, strikes and lockouts, adoption of new laws or regulations, changes in interpretations of existing laws or regulations or changes in governmental enforcement policies, civil disruption, riots, terrorist attacks, war, and other events. We cannot assure you that no such events will occur. If such an event occurs, it could have a material adverse effect on us.

We have non-dollar-denominated intercompany loans and have had in the past, and may in the future have, foreign currency financial instruments and interest rate swaps and caps. The related gains and losses have in the past been, and may in the future be, significant.

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

At December 31, 2011 we had $132.9 million of gross deferred income tax assets, of which $25.5 million required a valuation allowance. In addition, we had $123.2 million of gross deferred income tax liabilities. Our valuation allowance means that we do not believe that these assets are more likely than not to be realized. Until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets, income tax benefits in each current period will be fully reserved.

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

We have issued in the past, and expect to issue in the future, stock options, restricted stock units and performance share award units to directors, executive officers and other key employees under our 2005 Long-Term Equity Incentive Plan and other benefit plans. You may experience dilution upon the exercise of options to purchase shares of our common stock, or the issuance of future equity awards, granted under these equity incentive plans.

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

•

the possibility that a determination that we have failed to comply with one or more export controls or trade sanctions to which we are subject with respect to products or technology exported from the United States or other jurisdictions or the denial of export privileges to which our recently acquired business, Fiber Materials Inc., is subject could result in civil or criminal penalties, including imposition of significant fines, denial of export privileges and loss of revenues from certain customers;

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

•	the possibility that price increases, adjustments or surcharges may not be realized or that price decreases may occur;

•	the possibility that current challenging economic conditions and economic demand reduction may continue to impact our revenues and costs;

•	the possibility that the current debt crisis in certain European countries could cause the value of the euro to deteriorate, reducing the purchasing power of European customers;

•	the possibility that the European debt crisis could contribute to further instability in global credit markets;

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

•	the possibility of security violations to the Company’s information technology systems;

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

Item 1B.	Unresolved Staff Comments

•	Not applicable.

Item 2.	Properties

We currently operate the following facilities, which are owned or leased as indicated.

Location of Facility	Primary Use	Owned or Leased
U.S.

Biddeford, Maine (2 facilities)	Advanced Graphite Materials Manufacturing (both)	Owned (both)

Presque Isle, Maine	Advanced Graphite Materials Manufacturing	Leased

Columbus, Ohio	Advanced Graphite Materials Warehousing Facility	Owned

Parma, Ohio	Corporate Headquarters, Technology Center, Testing Facility, Pilot Plant, Advanced Flexible Graphite Manufacturing Facility and Sales Office	Owned

Lakewood, Ohio	Natural Graphite Manufacturing Facility and Sales Office	Owned

Emporium, Pennsylvania	Advanced Graphite Materials Manufacturing	Owned

St. Marys, Pennsylvania	Graphite Electrode Manufacturing Facility	Owned

Columbia, Tennessee	Advanced Graphite Materials and Refractory Products Manufacturing, Warehousing Facility and Sales Office	Owned

Lawrenceburg, Tennessee	Refractory Products Manufacturing Facility	Owned

Port Lavaca, Texas	Needle Coke Manufacturing Facility	Owned

Clarksburg, West Virginia	Advanced Graphite Materials Manufacturing Facility and Sales Office	Owned

Europe

Calais, France	Graphite Electrode Manufacturing Facility	Owned

Notre Dame, France	Advanced Graphite Materials Machine Shop and Sales Office	Owned

Malonno, Italy	Advanced Graphite Materials Manufacturing and Machine Shop and Sales Office	Owned

Moscow, Russia	Sales Office	Leased

Vyazma, Russia	Graphite Electrode Machine Shop	Leased

Pamplona, Spain	Graphite Electrode Manufacturing Facility and Sales Office	Owned

Bussigny, Switzerland	Sales Office	Leased

Other International

Salvador Bahia, Brazil	Graphite Electrode and Advanced Graphite Materials Manufacturing Facility	Owned

Sao Paulo, Brazil	Sales Office	Leased

Beijing, China	Sales Office	Leased

Hong Kong, China	Sales Office	Leased

Shanghai, China	Sales Office	Leased

Monterrey, Mexico	Graphite Electrode Manufacturing Facility and Sales Office	Owned

Meyerton, South Africa	Graphite Electrode and Advanced Graphite Materials Manufacturing Facility and Sales Office	Owned

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

Item 4.	Mine Safety Disclosures

•	Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE under the trading symbol “GTI.” Our common stock is included in the Russell 2000 Index. The closing sale price of our common stock was $13.65 on December 30, 2011, the last trading day of our most recent fiscal year. The following table sets forth, for the periods indicated, the high and low closing sales price per share for our common stock as reported by the NYSE.

	High	Low
2010
First Quarter	$16.34	$11.88
Second Quarter	17.26	13.43
Third Quarter	17.10	14.06
Fourth Quarter	20.75	15.50
2011
First Quarter	$23.69	$19.40
Second Quarter	23.20	18.53
Third Quarter	22.37	12.53
Fourth Quarter	16.65	12.34

At January 31, 2012, there were 176 stockholders of record and, we estimate, 19,365 beneficial owners.

Dividend Policies and Restrictions

It is the current policy of our Board of Directors to retain earnings to finance strategic and other plans and programs, conduct business operations, fund acquisitions, meet obligations and repay debt. Any declaration and payment of cash dividends or repurchases of common stock will be subject to the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash requirements and future prospects, the limitations contained in the Revolving Facility and other factors deemed relevant by our Board of Directors. We did not pay any cash dividends in 2010 or 2011. We periodically review our dividend policy. At the present time, there are no plans for paying cash dividends in the near future.

GTI is a holding company that derives substantially all of its cash flow from issuances of its securities and cash flows of its subsidiaries. Accordingly, GTI’s ability to pay dividends or repurchase common stock from cash flow from sources other than issuance of its securities is dependent upon the cash flows of its subsidiaries and the advance or distribution of those cash flows to GTI.

Under the Revolving Facility, in general, GTI is permitted to pay dividends and repurchase our common stock in an aggregate amount (cumulative from October 2011) up to $75 million (or $500 million, if certain leverage ratio requirements are satisfied), plus, each year, an aggregate amount equal to 50% of the consolidated net income in the prior year.

Repurchases

On December 13, 2011 our Board of Directors authorized a new repurchase program for up to ten million shares of our common stock to replace an earlier program which had been completed. Purchases may take place from time to time in the open market, or through privately negotiated transactions, as market conditions warrant. In addition, upon the vesting or payment of stock awards, an employee may elect receipt of the full share amount and pay the resulting taxes, or have shares withheld to cover the tax obligation. We sometimes elect to purchase these withheld shares and pay the taxes on the employee’s behalf, rather than sell the withheld shares in the open market. These repurchases are outside of the programs authorized by our Board of Directors.

During 2011, we repurchased approximately 2.2 million shares of our common stock at a total cost of $32.1 million, which resulted in a weighted average cost of $14.70 per share. We did not repurchase any shares under these programs during 2010 and 2009.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2011	0	0	0	2,051,905
November 1 through November 30, 2011	2,051,905	$14.59	2,051,905	0
December 1 through December 31, 2011	22,134	$14.76	0	10,000,000
Total/Average	2,074,039	$14.59	2,051,905	10,000,000

(1)	Includes purchases of vested restricted stock shares from employees as payment for the withholding taxes due upon the vesting or payment of stock awards.
(2)	On December 13, 2011, our Board of Directors authorized a new repurchase program for up to ten million shares of our common stock.

Performance Graph

The following graph compares the 5-year total return provided to shareholders of our common stock to the cumulative total return of the Dow Jones Industrial Average and the Russell 2000 Index. An investment of $100 is assumed to have been made in our common stock and in each of the indexes on December 31, 2006 and its relative performance is tracked through December 31, 2011.

Item 6.	Selected Financial Data

The data set forth below should be read in conjunction with “Part I. Preliminary Notes-Important Terms”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$1,004,818	$1,190,238	$659,044	$1,006,993	$1,320,184
Income from continuing operations (a)	162,220	184,157	15,708	174,660	153,184
Basic earnings per common share:
Income from continuing operations	$1.61	$1.65	$0.13	$1.42	$1.06
Loss from discontinued operations	(0.02)	0.00	0.00	0.00	0.00

Net income	$1.59	$1.65	$0.13	$1.42	$1.06

Weighted average common shares outstanding (in thousands)	100,468	111,447	119,707	122,621	145,156
Diluted earnings per common share:
Income from continuing operations	$1.50	$1.60	$0.13	$1.41	$1.05
Loss from discontinued operations	(0.02)	0.00	0.00	0.00	0.00

Net income	$1.48	$1.60	$0.13	$1.41	$1.05

Weighted average common shares outstanding (in thousands)	116,343	119,039	120,733	123,453	146,402

Balance sheet data (at period end):
Total assets	$875,878	$943,129	$892,608	$1,913,183	$2,168,366
Other long-term obligations (b)	94,010	118,272	108,267	114,728	131,300
Total long-term debt	399,586	50,557	1,467	275,799	387,624

Other financial data:
Net cash provided by operating activities	$130,772	$248,636	$170,329	$144,922	$76,597
Net cash used in investing activities	(26,525)	(209,858)	(60,110)	(321,552)	(161,966)
Net cash (used in) provided by financing activities	(199,726)	(80,215)	(72,875)	138,240	85,461

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

•	a $23.5 million expense for our incentive compensation program,

•	a $23.7 million gain from the sale of our Caserta, Italy facility,

•	a $1.3 million gain from the sale of our Vyazma, Russia facility,

•	a $13.0 million loss on extinguishment on the repurchase of Senior Notes,

•	a $2.3 million ($0.7 million, net of tax) discontinued operations gain for purchase price adjustments related to our cathodes sale that occurred in December 2006,

•	a $1.5 million overstatement of income tax expense from continuing operations related to the correction of our invalid “check the box” tax election made for our Swiss entity in 2004,

•	a $4.4 million expense for the settlement of our pension obligations in South Africa, and

•	a $3.5 million gain for the MTM Adjustment for our pension and OPEB benefit plans.

For the Year Ended December 31, 2008:

•	a $6.8 million loss on extinguishment on the repurchase of Senior Notes,

•	a $4.1 million gain on derecognition of the our former convertible Senior Debentures (“Debentures”),

•	a $9.0 million expense for the Make-Whole provision in connection with the derecognition of the Debentures,

•	a $22.1 million expense for our incentive compensation program,

•	a $2.8 million benefit to our income tax provision for tax holidays, exemptions, and credits in various jurisdictions,

•	a $34.5 million write down of our investment in a non-consolidated affiliate and our $1.7 million share of its losses, and

•	a $32.2 million loss for the MTM Adjustment for our pension and OPEB benefit plans.

For the Year Ended December 31, 2009:

•	a $52.8 million write down of our investment in a non-consolidated affiliate and our $2.7 million share of its losses

•	a $4.3 million gain for the derecognition of our liability for Brazil excise tax,

•	a $1.0 million gain from the sale of our Caserta, Italy facility,

•	a $0.4 million loss on extinguishment on the repurchase of the remaining Senior Notes outstanding,

•	a $5.1 million benefit to our income tax provision for tax holidays, exemptions, and credits in various jurisdictions,

•	a $22.8 million valuation allowance expense for deferred tax assets that might not be realized, and

•	a $1.7 million loss for the MTM Adjustment for our pension and OPEB benefit plans.

For the Year Ended December 31, 2010 (Seadrift and C/G are included in our Consolidated Financial Statements beginning as of December 1, 2010):

•	a $15.2 million expense for Seadrift and C/G acquisition-related costs,

•	a $4.9 million benefit from the equity in earnings of our then non-consolidated affiliate,

•	a $9.6 million gain from the acquisition of the remaining 81.1% equity interest in our previously non-consolidated affiliate,

•	a $16.8 million expense for our incentive compensation program,

•	a $4.8 million benefit to our income tax provision for tax holidays, exemptions, and credits in various jurisdictions,

•	a $30.3 million deferred tax asset valuation allowance release as a result of the 2010 acquisitions, and

•	a $7.4 million loss for the MTM Adjustment for our pension and OPEB benefit plans.

For the Year Ended December 31, 2011 (Micron Research Corporation and Fiber Materials, Inc. are included in our Consolidated Financial Statements beginning as of February 10, 2011 and November 1, 2011, respectively):

•	a $26.5 million income tax benefit primarily attributable to the release of valuation allowance for foreign tax credits carryforwards which are expected to be utilized in future years

•	a non-cash interest charge of $10.0 million related to the amortization of the discount on the Senior Subordinated Notes,

•	a $23.0 million charge related to the amortization of acquired intangible assets,

•	a $9.0 million charge related to stock-based compensation during 2011, and

•	a $22.3 million loss for the MTM Adjustment for our pension and OPEB benefit plans; driven primarily by a decrease in the discount rate due to lower interest rates.

(b)	Represents pension and post-retirement benefits and related costs and miscellaneous other long-term obligations.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
2011
Net sales	$306,137	$320,231	$345,832	$347,984
Gross profit	72,935	75,159	92,744	83,708
Net income (a)	27,263	28,569	40,297	57,055
Basic earnings per common share	$0.19	$0.20	$0.28	$0.39
Diluted earnings per common share	$0.19	$0.20	$0.28	$0.39

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
2010
Net sales	$215,664	$254,854	$255,236	$281,239
Gross profit	69,294	75,918	76,223	67,816
Net income (b)	34,953	40,747	26,037	72,923
Basic earnings per common share	$0.29	$0.34	$0.22	$0.57
Diluted earnings per common share	$0.29	$0.34	$0.21	$0.56
(a)	Net income by quarter for 2011 includes the following:

First Quarter:

A loss of $0.6 million for currency losses due to the remeasurement of intercompany loans,

Income of $0.7 million resulting from the collection of an acquired account receivable at an amount in excess of its estimated fair value at the acquisition date, and

Amortization of acquired intangibles totaling $5.6 million,

Second Quarter:

Amortization of deferred major maintenance and repair costs totaling $0.4 million, and

Amortization of acquired intangibles totaling $5.6 million.

Third Quarter

A loss of $1.2 million for currency losses due to the remeasurement of intercompany loans,

Amortization of deferred major maintenance and repair costs totaling $1.4 million, and

Amortization of acquired intangibles totaling $5.7 million.

Fourth Quarter:

Amortization of deferred major maintenance and repair costs totaling $1.4 million,

Amortization of acquired intangibles totaling $5.7 million,

A $26.5 million income tax benefit primarily attributable to the release of valuation allowance for foreign tax credits carryforwards which are expected to be utilized in future years

A loss of $22.3 million for the MTM Adjustment for our pension and OPEB benefit plans; driven primarily by a decrease in the discount rate due to lower interest rates.

(b) Net income by quarter for 2010 includes the following:

First Quarter:

A loss of $0.8 million from the equity in losses of our then non-consolidated affiliate, Seadrift, and

Income of $3.7 million for currency gains due to the remeasurement of intercompany loans.

Second Quarter:

A $6.6 million expense for Seadrift and C/G acquisition-related costs,

Income of $1.7 million from the equity in earnings of our then non-consolidated affiliate, Seadrift, and

Income of $9.0 million for currency gains due to the remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities,

Third Quarter:

A $5.7 million expense for Seadrift and C/G acquisition-related cost,

Income of $1.4 million from the equity in earnings of our then non-consolidated affiliate, Seadrift, and

A loss of $9.7 million for currency gains due to the remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities,

Fourth Quarter:

A $2.9 million expense for Seadrift and C/G acquisition-related costs,

Income of $3.2 million for currency gains due to the remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities,

A $30.3 million benefit related to deferred tax asset valuation allowance release as a result of the acquisitions,

Income of $2.6 million from the equity in earnings of our then non-consolidated affiliate, Seadrift,

Income of $9.6 million relating to the gain recorded after the acquisition of the remaining 81.1% equity interest in our previously non-consolidated affiliate, Seadrift; and

A loss of $7.4 million for the MTM Adjustment for our pension and OPEB benefit plans.

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

Executive Summary

On November 30, 2010, we acquired Seadrift and C/G. As a result of these acquisitions, our results of operations and MD&A analysis for 2010 include one month of activity of Seadrift and C/G, compared to a full year of operations for 2011. In February 2011 and October 2011 we acquired Micron Research Corporation and Fiber Materials, Inc., respectively. They are included in our results of operations and MD&A analysis for 2011 from their respective acquisition dates.

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

2012 Outlook. Global economic forecasts for 2012 were recently downgraded for the second consecutive time since June 2011 due to the slowdown in global output which began to emerge in the third quarter of 2011. The slower pace was largely attributed to the ongoing Eurozone debt crisis and its impact on other advanced and emerging countries. Also, slower growth in several emerging countries (especially China) occurred in reaction to domestic policy tightening.

Based on current projections from the International Monetary Fund and other global economic forecasts, world output is projected to expand by an average of 3.25 percent in 2012. Downside risks remain to the stability of the global recovery.

Despite the slower pace of economic growth, global steel demand is expected to grow at a moderate rate in 2012. However, operating rates in the primary markets we serve are anticipated to remain below pre-crisis levels. According to the World Steel Association’s published reports, global steel operating rates decreased by four percentage points in the fourth quarter of 2011 to 74 percent capacity utilization, as compared to the third quarter of 2011. For the full year 2011, global steel operating rates were 79 percent given stronger first half production levels relative to the second half of 2011.

In the energy market, solar segment demand is anticipated to soften due to high inventories and government funding support restrictions, and is not expected to recover until 2013. However, industrial and advanced electronic segments continue to be driven by global industrialization and electronics technology expansion.

For the full year 2012, we are targeting:

•	Earnings before interest, taxes, depreciation and amortization in the range of $250 million to $290 million;

•	Overhead expense (selling and administrative, and research and development expenses) of approximately $170 million;

•	Interest expense in the range of $18 million to $22 million;

•	Capital expenditures of approximately $140 million to $160 million;

•	Depreciation expense of approximately $95 million;

•	An effective tax rate in the range of 23 percent to 25 percent;

•	Cash flow from operations in the range of $140 million to $170 million;

•	Fully diluted share count of approximately 145 million shares.

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

[a]

The interest rate applicable to the Revolving Facility is at GrafTech’s option. The alternate base rate is the highest of (i) the prime rate announced by JP Morgan Chase Bank, N.A., (ii) the federal effective fund rate plus  1/2 of 1% and (iii) the London interbank offering rate (as adjusted) for a one-month interest period plus 1%.

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

At December 31, 2011, we had outstanding borrowings of $232.0 million and outstanding letters of credit of $8.4 million under this Revolving Facility.

On November 30, 2010, in connection with the acquisitions of Seadrift and C/G, we issued Senior Subordinated Notes for an aggregate total face amount of $200 million. These Senior Subordinated Notes are non-interest bearing and mature in 2015, see Note 2 “Acquisitions”. Because the promissory notes are non-interest bearing, we were required to record them at their present value (determined using an interest rate of 7%). The difference between the face amount of the promissory notes and their present value is recorded as debt discount. The debt discount will be amortized to income using the interest method, over the life of the promissory notes. The loan balance, net of unamortized discount, was $153.4 million at December 31, 2011.

During 2008, we entered into a supply chain financing arrangement, as discussed in more detail under “Liquidity and Capital Resources,” below. Our purchases of inventory under this arrangement were $186.7 million in 2010 and $169.1 million in 2011.

On occasion we sell accounts receivable without recourse to a third party. We did not sell any receivables during 2010 or 2011. See “Liquidity and Capital Resources” below for further discussion.

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

Realizability of Net Deferred Tax Assets and Valuation Allowances

At December 31, 2011 we had $132.9 million of gross deferred income tax assets, of which $25.5 million required a valuation allowance. In addition, we had $123.2 million of gross deferred income tax liabilities. Our valuation allowance means that we do not believe that these assets are more likely than not to be realized. Until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets, income tax benefits in each current period will be fully reserved.

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

Customer Base

We are a global company and sell our products in every major geographic market. Sales of these products to buyers outside the U.S. accounted for about 82% of net sales in 2009, 80% in 2010, and 73% in 2011. In 2011, four of our ten largest customers were based in the United States, two in Europe, and one each Korea, China, Africa, and Turkey.

In 2011, nine of our ten largest customers were purchasers of our Industrial Materials products. No single customer or group of affiliated customers accounted for more than 10% of our net sales in 2011.

Results of Operations and Segment Review

2011. Total steel production in 2011 peaked mid-year while the latter half of the year saw significant slowdowns. The World Steel Association reported fourth quarter 2011 total world steel production declined approximately 5 percent versus the third quarter of 2011, with Europe accounting for much of this slowdown. Beginning in the third quarter of 2011, there was a significant drop off in solar production which negatively impacted our Engineered Solutions segment.

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

On November 30, 2010, we consummated the acquisitions of Seadrift, a needle coke supplier, and C/G, a producer of graphite electrodes and related products, pursuant to the April 28, 2010 agreements and plans of merger, as described further in Note 2, “Acquisitions” of the Notes to the Consolidated Financial Statements. The consideration paid to the former owners of Seadrift and C/G aggregated $936.7 million and consisted of cash, shares of our common stock and Senior Subordinated Notes. These businesses are now incorporated into our existing Industrial Materials segment. With the acquisition of Seadrift we have added another major product category, needle coke products, to the Industrial Materials segment. The analysis below includes the results of operations for Seadrift and C/G for the month of December 2010.

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

The World Steel Association estimates that worldwide steel production was about 1.2 billion metric tons in 2009, an 8.1% decrease compared to 2008. China, which accounted for 47% of the total, increased 21.5% compared to 2008. Non-Chinese steel production rose from an average of about 45 million tons per month in the first few months of 2009 to about 60 million tons per month by the end of 2009. While production levels rose in the last half of 2009 compared to the first half, they did not reach the levels of the first half of 2008.

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

The tables presented in our year-over-year comparisons summarize our consolidated statements of income and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the years ended December 31, 2009, 2010, and 2011. Throughout our MD&A, percentage changes that are less than 5% or less than $1.0 million, are deemed to be not meaningful and are designated as “NM”.

Results of Operations for 2011 as Compared to 2010

(in thousands, except per share data and % change)

	2010	2011	Increase (Decrease)	% Change
Net sales	$1,006,993	$1,320,184	$313,191	31
Cost of sales	717,742	995,638	277,896	39

Gross profit	289,251	324,546	35,295	12
Research and development	12,202	13,976	1,774	15
Selling and administrative expenses	119,009	144,561	25,552	21

Operating income	158,040	166,009	7,969	5
Equity in earnings of, write-down of investment in and gain recorded on non-consolidated affiliate	(14,500)	0	14,500	(100)
Other (income) expense, net	(4,768)	4,835	9,603	(201)
Interest expense	5,076	18,307	13,231	261
Interest income	(1,333)	(424)	(909)	NM

Income before provision for income taxes	173,565	143,291	(30,274)	(17)
(Benefit) provision for income taxes	(1,095)	(9,893)	(8,798)	803

Net income	$174,660	$153,184	$(21,476)	(12)

Basic income per common share	$1.42	$1.06	$(0.36)
Diluted income per common share	$1.41	$1.05	$(0.36)

Net sales. Net sales by operating segment for the years ended December 31, 2010 and 2011 were:

(in thousands, except per share data and % change)

	2010	2011	Increase	% Change
Industrial materials	$833,892	$1,132,194	$298,302	36
Engineered solutions	173,101	187,990	14,889	9

Total net sales	$1,006,993	$1,320,184	$313,191	31

We experienced higher sales for both of our operating segments in 2011. Our Industrial Materials operating segment had increased sales primarily due to the inclusion of Seadrift and C/G for the full year in 2011, which contributed approximately $198.0 million of sales in 2011. Our Engineered Solutions segment had sales increases, primarily due to increased volumes of Electro Thermal Management (“ETM”) products.

Our analysis of the percentage change in net sales from 2010 to 2011 for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	39%	(5%)	2%	36%
Engineered Solutions	6%	2%	1%	9%

Net sales. Sales for the Industrial Materials segment increased significantly in 2011 when compared to 2010 due to higher graphite electrode sales volume, as well as the inclusion of needle coke products for all of 2011, compared to only one month in 2010. Partially offsetting this increased demand, the weighted average selling price of our melter and non-melter graphite electrodes decrease by approximately 2%, exclusive of currency impacts, in 2011 when compared to 2010. Our Engineered Solutions segment also saw an increase in volumes, in 2011, coupled with a favorable product mix due to increased ETM sales.

Due to rising costs, we announced price increases to customers for normal premium grade needle coke and graphite electrodes during 2011. These price increases did not have a material impact to 2011 results as the majority of our 2011 business was booked prior to the announced price increases. However, these increases should better position us to manage margins and rising costs in 2012.

Cost of sales. The primary drivers of the increase in cost of sales were increases in shipments of our products of $187.7 million and in production costs of $51.1 million and an unfavorable foreign currency impact of $18.9 million, across both of our segments during 2011 when compared to 2010. The year-over-year difference in the MTM Adjustment had an unfavorable impact of $6.1 million ($11.0 million expense in 2011; $4.9 million expense in 2010). The 2011 cost of sales also included amortization expense related to the technology intangible assets of $6.5 million, compared to $0.5 million in 2010. This increase was a result of a full year of amortization in 2011 compared to only one month in 2010.

We are parties to contracts with ConocoPhillips through December 2013 for the supply of petroleum needle coke, our primary raw material used in the manufacture of graphite electrodes. The agreements provide for quantities of needle coke which we believe, together with needle coke that we source from Seadrift and other sources, are sufficient for our requirements as currently forecast. These supply agreements also contain customary terms and conditions including annual price negotiations, dispute resolution and termination provisions. In July 2011, ConocoPhillips announced that its board approved separating its refining and marketing and exploration and production businesses by spinning off the refining and marketing segment to shareholders. We do not believe that such separation will have an adverse impact on these needle coke supply agreements.

Research and development. Research and development expense year-over-year increased $1.8 million, driven by the difference in the MTM Adjustment impact ($2.1 million expense in 2011; $0.3 million in 2010).

Selling and administrative expenses. Selling and administrative expenses increased as a result of a higher MTM adjustment in 2011 compared to 2010. The 2011 MTM charge was $7.0 million more than the 2010 amount ($9.2 million in 2011; $2.2 million in 2010). The amortization of intangibles increased selling and administrative expense by $15.3 million year-over-year, due to a full year of amortization in 2011 compared to only one month in 2010. We also experienced higher overhead expense due to increases in sales and marketing coverage to support internal growth initiatives during 2011 when compared to 2010. These increases in selling and administrative costs were offset by a decline in acquisition costs (i.e., advisory, legal, valuation, other professional fees, etc.). These acquisition costs represented $0.7 million of expense in 2011, compared to $15.2 million in 2010.

Equity in losses (earnings) of, write-down of investment in and gain recorded on acquisition of non-consolidated affiliate. We acquired an 18.9% interest in Seadrift on June 30, 2008, and subsequently acquired the remaining 81.1% of the equity interests in Seadrift on November 30, 2010. As a result of the acquisition of the remaining 81.1% of the equity interests in Seadrift, accounting guidance requires us to re-measure the book value of our previously held 18.9% equity interest at the acquisition date to fair value and recognize the resulting gain in our 2010 earnings. We recorded a $9.6 million non-cash gain in our 2010 earnings. Our equity in Seadrift earnings for 2010 was $4.9 million.

Other (income) expense. Other (income) expense was expense of $4.8 million in 2011, compared to income of $4.8 million in 2010, due in large part to currency losses of $2.6 million in 2011, compared to currency gains of $6.2 million in 2010.

Interest expense. Interest expense increased in 2011 increased $13.2 million compared to 2010, driven primarily by the amortization of the discount recorded with the issuance of the Senior Subordinated Notes. This amortization totaled $10.0 million in 2011, compared to $0.8 million in 2010. Interest incurred on the Revolving Facility increased $4.8 in million in 2011 as a result of higher debt balances throughout the year.

Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the years ended December 31, 2010 and 2011:

	For the Year ended December 31,
	2010	2011
	(Dollars in thousands)
Industrial Materials	$140,217	$158,547
Engineered Solutions	17,823	7,462

Total segment operating income	$158,040	$166,009

The percentage relationship of operating expenses to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Operating Expenses
	(Percentage of sales)
	2010	2011	Change
Industrial Materials	83%	86%	3%
Engineered Solutions	90%	96%	6%

Segment operating costs and expenses as a percentage of sales for Industrial Materials increased three percentage points, which resulted from an increase of $280.0 in total operating costs and expenses year over year. The increase was primarily a result of volume increases (including the effect of the additional volume from the acquisitions) of $182.5 million, higher production costs of $55.6 million, and unfavorable currency exchange of $17.4 million. The amortization of intangibles from the 2010 acquisitions of Seadrift and St. Marys caused $20.6 million of additional expense in 2011 compared to 2010. Further, the MTM adjustment related to our Industrial Materials segment, including the allocation of the corporate MTM, increased $6.4 million in 2011 compared to 2010.

Segment operating costs and expenses as a percentage of sales for Engineered Solutions increased six percentage point to 96% in 2011 when compared to 2010. Total operating costs and expenses, increased $25.3 million year over year. The increase was primarily a result of increases in volume of $5.1 million, including the acquisitions of Emporium and FMI, as well as $10.9 million in additional costs related to a shift in product mix, driven by increased ETM sales. Further, the MTM adjustment related to our Engineered Solutions segment, including the allocation of the corporate MTM, increased $8.5 million in 2011 compared to 2010.

Provision for income taxes.

The following table summarizes the (benefit) for income taxes for the years ended December 31, 2010 and 2011:

	For the Year Ended December 31
	2010		2011
	(Dollars in thousands)
Tax (Benefit)	$(1,095)		$(9,893)
Pretax Income	$173,565		$143,291
Effective Tax Rates	(0.6%	)	(6.9%	)

The current year effective tax rate differs from the U.S statutory rate of 35% due to jurisdictional mix of income and changes in the utilization of attributes and related valuation allowances associated with current year income. We realized an additional income tax benefit of $26.5 million, primarily attributable to the release of valuation allowance for foreign tax credits carryforwards which are expected to be utilized in future years.

In 2010, as a result of our November 2010 acquisitions, we were in an overall net deferred tax liability position and released $30.3 million of valuation allowance which reduced our 2010 provision for income taxes.

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

Our analysis of the percentage change in net sales from 2009 to 2010 for Industrial Materials and Engineered Solutions is set forth in the following table:

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

In recent years, we historically purchased a majority of our requirements for petroleum coke, our principal raw material, from two plants of ConocoPhillips under supply agreements containing customary terms and conditions, including price renegotiation, dispute resolution and termination provisions. The termination provisions permitted either party to terminate the agreements at the end of a calendar year by giving the other party notice of termination by September 30 of that calendar year. During the course of our annual discussions with ConocoPhillips regarding our future needle coke requirements, including potential changes in such needs as a result of our then pending acquisition of Seadrift, as well as other provisions of the agreements which had become inapplicable due to changes in circumstances over the decade since the agreements were first established, the consensus of the parties was that the agreements should be terminated and that the parties enter into negotiations concerning future supply of needle coke. Accordingly, the agreements were terminated effective as of December 31, 2010 and we have entered into three-year supply agreements for the supply of needle coke. We believe the estimated quantities under the replacement agreements will be sufficient for our forecast raw material requirements. In July 2011, ConocoPhillips announced that its board approved separating its refining and marketing and exploration and production businesses by spinning off the refining and marketing segment to shareholders. We do not believe that such separation will have an adverse impact on these needle coke supply agreements.

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

Our equity in the earnings of Seadrift for 2010 was $4.9 million as compared to equity in losses of $2.7 million in 2009. Additionally, in June 2009, we performed an assessment of our investment for impairment and determined that the fair value of the investment was less than our carrying value and that the loss in value was other than temporary. We recorded a $52.8 million non-cash impairment to recognize this other than temporary loss in value.

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

Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the years ended December 31, 2009 and 2010:

	For the Year ended December 31,
	2009	2010
	(Dollars in thousands)
Industrial Materials	$86,586	$140,217
Engineered Solutions	13,742	17,823

Total segment operating income	$100,328	$158,040

The percentage relationship of operating expenses to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Operating Expenses
	(Percentage of sales)
	2009	2010	Change
Industrial Materials	84%	83%	(1%)
Engineered Solutions	89%	90%	1%

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

Provision for income taxes.

The following table summarizes the provision (benefit) for income taxes for the years ended December 31, 2009 and 2010:

	For the Year Ended December 31
	2009	2010
	(Dollars in thousands)
Tax Expense (Benefit)	$22,702	$(1,095)
Pretax Income	$38,410	$173,565
Effective Tax Rates	59.1%	(0.6%	)

In 2010, as a result of our November 2010 acquisitions, we were in an overall net deferred tax liability position and released $30.3 million of our deferred tax valuation allowance which reduced our 2010 provision for income taxes. The 2009 tax rate was negatively impacted primarily by an increase in the valuation allowance of $22.8 million as a result of the impairment of our investment in Seadrift and the establishment of accruals for uncertain tax positions of $6.1 million.

Effects of Inflation

We incur costs in the U.S. and each of the seven non-U.S. countries in which we have a manufacturing facility. In general, our results of operations, cash flows and financial condition are affected by the effects of inflation on our costs incurred in each of these countries.

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

We account for our Russian, Swiss and Mexican subsidiaries using the dollar as the functional currency, as sales and purchases are predominantly dollar-denominated. Our remaining subsidiaries use their local currency as their functional currency.

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

During 2011, the average exchange rate of the Brazilian real, the euro, the South African rand and the Japanese yen to the U.S. dollar increased by 5%, 5%, 1%, and 10%, respectively. During 2010, the average exchange rates for the Brazilian real and the South African rand compared to the U.S. dollar increased significantly, about 12% and 14%, respectively, when compared to 2009 rates compared to the U.S. dollar. Also during 2010, the Japanese yen increased roughly 7% compared to the U.S. dollar, while the euro decreased about 5%, as compared to 2009 rates against the U.S. dollar.

For net sales of industrial materials, the impact of these events was a decrease of $1.4 million in 2009, a decrease of $20.4 million in 2010 and an increase of $16.1 million in 2011. For the cost of industrial materials, the impact of these events was an increase of $3.1 million in 2009, an increase of $9.3 million in 2010 and an increase of $17.4 million in 2011.

As part of our cash management, we have intercompany loans between some of our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Income.

We had a net total currency loss of $0.5 million in 2009, a net total currency gain of $6.2 million in 2010, and a net total currency loss of $2.6 million in 2011 mainly due to the remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities.

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

At December 31, 2011, we had cash and cash equivalents of $12.4 million, long-term debt of $387.6 million, short-term debt of $14.2 million and stockholders’ equity of $1,340 million. We also had $322.1 million available through our Revolving Facility. As part of our cash management activities, we manage accounts receivable credit risk, collections, and accounts payable vendor terms to maximize our free cash at any given time and minimize accounts receivable losses.

We expend capital to support our operating and strategic plans. Such expenditures include investments to meet regulatory and environmental requirements, maintain capital assets, develop new products or improve existing products, make acquisitions, and to enhance capacity or productivity. Many of the associated projects have long lead-times and require commitments in advance of actual spending. We are targeting capital expenditures to be in the $140 million to $160 million range for 2012.

Our sources of funds have consisted principally of cash flow from operations and debt, including our Revolving Facility. Our uses of those funds (other than for operations) have consisted principally of capital expenditures, the repurchase of common shares outstanding, cash paid for acquisitions and expenses thereof, our equity investment in a non-consolidated affiliate, and debt reduction payments and other obligations. During 2009, certain subsidiaries sold receivables totaling $32.1 million. We did not sell any receivables under this arrangement during 2010 or 2011.

We have a supply chain financing arrangement with a financing party that provides additional working capital liquidity of up to $50 million. Under this arrangement, we essentially assigned our rights to purchase needle coke from a third-party supplier to the financing party. The financing party purchases the product from our supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment for this needle coke will include a mark-up (the “Mark-Up”). The Mark-Up is subject to quarterly reviews. In effect, we have a longer period of time to pay the financing party than by purchasing directly from the supplier which helps us maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. We purchased approximately $186.7 million and $169.1 million of inventory under this arrangement in 2010 and 2011, respectively. In connection with these purchases, we incurred a Mark-Up of approximately $1.5 million and $1.0 million in 2010 and 2011, respectively.

In the event that operating cash flow, the sales of receivables and the financing of needle coke purchases fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would be made up by increased borrowings under our Revolving Facility.

We use cash flow from operations, funds from receivable and payable factoring arrangements and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as well as cash on hand as our primary sources of liquidity. The Revolving Facility is secured, and provides for maximum borrowings of up to $570 million including a letters of credit sub-facility of up to $50 million and, subject to certain conditions (including a maximum senior secured leverage ratio test). The Revolving Facility matures in October 2016.

On December 2, 2011 Moody’s Investors Services upgraded our corporate rating one notch from a Ba2 to a Ba1. Moody’s also raised its rating for our new $570 million Credit Facility to Baa3 (investment grade) from Ba1. Our S&P corporate rating remains consistent at BB+. These ratings reflect the current views of these rating agencies, and no assurance can be given that these ratings will continue for any given period of time. However, we monitor our financial condition as well as market conditions that could ultimately affect our credit ratings.

At December 31, 2011, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable. These covenants include maintaining an interest coverage ratio of at least 3.00 to 1.00 and a maximum senior secured leverage ratio of 2.25 to 1.00, subject to adjustment based on a rolling average of the prior four quarters. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants through maturity of our Revolving Facility. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

All banks in our credit facility currently have Standard & Poor’s (“S&P”) ratings of BBB or better and Moody’s ratings of Baa1 or better. Based on these ratings and the remaining term of the Revolving Facility, we do not anticipate that our availability under this facility would be reduced prior to its maturity.

At December 31, 2011, approximately 39% of our debt consists of fixed rate or zero interest rate obligations compared to 53% at December 31, 2010.

Our foreign subsidiaries have local lines of credit for working capital purposes. The total amount available under these lines of credit approximated $13.2 million at December 31, 2011.

Long-Term Contractual, Commercial and Other Obligations and Commitments. The following tables summarize our long-term contractual obligations and other commercial commitments at December 31, 2011.

	Payments Due by Year Ending December 31,
	Total	2012	2013- 2014	2015- 2016	2017+
	(Dollars in thousands)
Contractual and Other Obligations
Long-term debt	$387,624	$246	$487	$385,883	$1,008
Leases	5,899	2,276	3,247	376	0
Purchase obligations (a)	385,759	249,701	136,058	0	0

Total contractual obligations	779,282	252,223	139,792	386,259	1,008
Postretirement, pension and related benefits (b)	105,470	15,840	30,910	26,223	32,497
Other long-term obligations	24,202	3,859	11,113	884	8,346
Uncertain income tax provisions	16,195	221	2,848	12,486	640

Total contractual and other obligations (a)(b)	$925,149	$272,143	$184,663	$425,852	$42,491

Other Commercial Commitments
Letters of credit (c)	$8,402	$7,793	$552	$57	$0
Guarantees	2,215	2,186	0	0	29

Total other commercial commitments	$10,617	$9,979	$552	$57	$29

(a)	Based on the estimated timing of deliveries under supply contracts.

(b)	Represents estimated postretirement, pension and related benefits obligations based on actuarial calculations.

(c)	Letters of credit of $8.4 million are issued under the Revolving Facility.

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

We had positive cash flow from operating activities during 2009, 2010, and 2011. Although the global economic environment experienced significant swings in these three years, our aggressive working capital management and cost-control initiatives allowed us to remain operating cash flow positive in both times of declining and improving operating results.

Certain of our obligations could have a material impact on our liquidity. Cash flow from operations and from financing activities services payment of our obligations, thereby reducing funds available to us for other purposes. At December 31, 2011, we had $322.1 million of additional borrowing capacity under the Revolving Facility. Continued improvement, or another downturn in the global economy may require increased borrowings under our Revolving Facility, particularly if our supply chain financing arrangement is terminated. An improving economy, while resulting in improved results of operations, could require significant cash requirements to purchase inventories, make capital expenditures, and pay other obligations as accounts receivable increase. A downturn could significantly negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.

Based on expected operating results and expected cash flows, we expect to be in compliance with our existing financial covenants in 2012.

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

On December 13, 2011 our Board of Directors authorized a new repurchase program for up to ten million shares of our common stock to replace an earlier program which had been completed. Purchases may take place from time to time in the open market, or through privately negotiated transactions, as market conditions warrant. In addition, upon the vesting or payment of stock awards, an employee may elect receipt of the full share amount and pay the resulting taxes, or have shares withheld to cover the tax obligation. We sometimes elect to purchase these withheld shares and pay the taxes on the employee’s behalf, rather than sell the withheld shares in the open market. These repurchases are outside of the programs authorized by our Board of Directors.

Off-Balance Sheet Arrangements and Commitments. We have not undertaken or been a party to any material off-balance-sheet financing arrangements or other commitments (including non-exchange traded contracts), other than:

•	Notional amount of foreign exchange and commodity contracts.

•

Commitments under non-cancelable operating leases that, at December 31, 2010, totaled no more than $2.5 million in each year and $6.7 million in the aggregate, and at December 31, 2011, totaled no more than $2.3 million in each year and $5.9 million in the aggregate.

•	Letters of credit outstanding under our Revolving Facility of $8.4 million at December 31, 2011.

We are not affiliated with or related to any special purpose entity other than GrafTech Finance, our wholly-owned and consolidated finance subsidiary.

Cash Flows.

The following is a discussion of our cash flow activities:

	Years Ended December 31,
	2009	2010	2011
	(Dollars in millions)
Cash flow provided by (used in):
Operating activities	$170.3	$144.9	$76.6
Investing activities	(60.1)	(321.6)	(162.0)
Financing activities	(72.9)	138.2	85.5

Operating Activities

Cash flow from operating activities represents cash receipts and cash disbursements related to all our activities other than to investing and financing activities. Operating cash flow is derived by adjusting net income for:

•

Non-cash items such as depreciation and amortization; write-down of our investment in our non-consolidated affiliate; stock-based compensation charges; equity in losses of our previously non-consolidated affiliate

•	Gains and losses attributed to investing and financing activities such as gains and losses on the sale of assets and currency (gains) and losses

•

Changes in operating sort and long-term assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations

Although net income in 2009 was directly impacted by the severe economic recession, operating cash flow in 2009 was $170.3 million, driven primarily by changes in working capital. During 2010, although the global economy began to recover, our improved operating results were negatively impacted by increased inventory purchases and the build of accounts receivable as business ramped to near pre-recessionary levels. This resulted in a $25.4 million decrease in operating cash flow, despite the improved economic operating environment. This trend continued in 2011, as operating cash flow decreased an additional $68.3 million in 2011. This decrease in operating cash flow was again the result of inventory purchases and build of accounts receivable.

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

In 2011, changes in working capital resulted in a net use of funds of $142.6 million which was impacted by:

•	use of funds of $68.5 million from the increase in accounts receivable, which was due primarily to increased sales for the period;

•	use of funds for inventories of $111.4 million primarily due to the increased sales volume; and

•	source of funds of $39.4 million from an increase in accounts payable and accruals, primarily tax driven, through normal operations and inventory purchases.

Operating cash flow also included cash outflows of $7.6 million for contributions to pension and post retirement plans.

In 2010, changes in working capital resulted in a net use of funds of $41.8 million which was impacted by:

•	use of funds of $40.9 million from the increase in accounts receivable, including the effect of factoring for $1.1 million, which was due primarily to increased sales for the period;

•	use of funds for inventories of $13.6 million primarily due to the increased sales volume; and

•	source of funds of $15.0 million from an increase in accounts payable and accruals through normal operations and inventory purchases.

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

•	cash inflows of $69.6 million from the reduction of inventories which was primarily due to decreased purchases of raw materials as a result of decreased sales; and

•	cash outflows of $21.2 million for accounts payable due to the decrease in inventory purchases and the timing of payments.

Other items that affected our operating cash flow included:

•	cash inflows from Federal income tax refunds of $3.7 million;

•	cash outflows of $3.9 million to settle our liability for Brazil excise tax;

•	cash outflows of $6.1 million for our contributions to pension and post-retirement plans;

•	cash outflows of $1.7 million to restore wage reductions instituted in 2009; and

•	cash outflows of $1.4 million to terminate an information technology outsourcing services contract.

Our reduction of debt levels resulted in a cash interest savings of $13.3 million.

Investing Activities.

Net cash used in investing activities was $162.0 million in 2011 and included:

•	cash paid for the acquisitions of Micron and FMI of $20.5 million;

•	capital expenditures of $156.6 million; and

•	cash inflows of $14.4 million related to proceeds from derivative instruments.

Net cash used in investing activities was $321.6 million in 2010 and included:

•	cash outflow of $241.2 million, paid to shareholders of Seadrift and C/G net of cash acquired of $8.2 million.

•	capital expenditures of $86.0 million; and

•	proceeds of $6.0 million received as a result of the repayment of our loan to Seadrift.

Net cash used in investing activities was $60.1 million in 2009 and included:

•	capital expenditures of $56.2 million;

•	loan of $6.0 million to our non-consolidated affiliate, Seadrift;

•	proceeds of $1.0 million from derivative contracts settlements; and

•	proceeds from the release of escrowed funds of $1.0 million related to the sale of our Caserta, Italy facility.

Financing Activities.

Net cash flow provided by financing activities was $85.5 million in 2011 and included:

•	net borrowings under our Revolving Facility of $102.0 million, used primarily to finance the acquisitions of Micron and FMI, and to fund inventory purchases during the year;

•	cash outflows of $30.9 million related to the repurchase of treasury shares; and

•	cash outflows of $5.0 million related to the refinancing of our Revolving Facility.

Net cash flow provided by financing activities was $138.2 million in 2010 and included:

•	net borrowings under our Revolving Facility of $130.0 million to finance acquisitions of Seadrift and C/G;

•	net borrowings under our supply chain financing arrangement of $10.6 million;

•	proceeds from exercised stock options of $3.9 million; and

•	payments of $4.6 million related to bank fees and charges to amend and restate our credit agreement.

Net cash flow used in financing activities was $72.9 million in 2009 and included:

•	repayment of our Senior Notes ($20.0 million);

•	net repayments of borrowings under our Revolving Facility ($30.0 million), our supply chain financing arrangement ($15.7 million), and other short-term debt arrangements ($8.1 million);

•	proceeds from the a Spanish government incentive loan ($1.8 million); and

•	payments on the financing arrangement related to the sale-leaseback of a portion of our Vyazma, Russia facility ($1.0 million).

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

	Years Ended December 31,
	2009	2010	2011
	(Dollars in thousands)
Expenses relating to environmental protection	$9,196	$12,475	$15,723
Capital expenditures related to environmental protection	10,901	6,535	12,832

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

Business Combinations and Goodwill. The application of the purchase method of accounting for business combinations requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. Our estimates of the fair values of assets and liabilities acquired are based on assumptions believed to be reasonable and, when appropriate, include assistance from independent third-party appraisal firms.

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

Our annual impairment test of goodwill was performed in the fourth quarter. The estimated fair values of our reporting units were based on discounted cash flow models derived from internal earnings forecasts and assumptions. The assumptions and estimates used in these valuations incorporated the current economic environment in performing our 2011 impairment test. Our model was based on our internally developed forecast for 2012-2014, then adding a 2% growth to each subsequent year in the model. We believe these estimated assumptions are appropriate for our circumstances, including our historical results, consistent with our forecasted long-term business model and give consideration to the current economic environment.

Based on these valuations, we determined that the fair values of our reporting units exceeded their carrying values and no goodwill impairment charge was required during the fourth quarter 2011.

Refer to Note 1 “Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements for further information regarding our goodwill impairment testing.

Reliance on Estimates. In preparing the Consolidated Financial Statements, we use and rely on estimates in determining the economic useful lives of our assets, obligations under our employee benefit plans, provisions for doubtful accounts, provisions for restructuring charges and contingencies, tax valuation allowances, evaluation of goodwill, our investment in our previously non-consolidated affiliate and other intangible assets, pension and postretirement benefit obligations and various other recorded or disclosed amounts, including inventory valuations. Estimates require us to use our judgment. While we believe that our estimates for these matters are reasonable, if the actual amount is significantly different than the estimated amount, our assets, liabilities or results of operations may be overstated or understated.

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

Revenue Recognition. Revenue from sales of our commercial products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, title has passed, the amount is determinable and collection is reasonably assured. Sales are recognized when both title and the risks and rewards of ownership are transferred to the customer or services have been rendered and fees have been earned in accordance with the contract.

Revenue from sales of non-commercial products manufactured to customer specifications are recognized using the units-of-delivery measure under the percentage-of-completion accounting method as units are delivered and accepted by the customer. Sales using this measure of progressre recognized at the contractually agreed upon unit price.

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

Our exposure to changes in interest rates results primarily from floating rate long-term debt tied to LIBOR or euro LIBOR. Our exposure to changes in currency exchange rates results primarily from:

•	sales made by our subsidiaries in currencies other than local currencies;

•	raw material purchases made by our subsidiaries in currencies other than local currencies; and

•	investments in and intercompany loans to our foreign subsidiaries and our share of the earnings of those subsidiaries, to the extent denominated in currencies other than the dollar.

Our exposure to changes in energy commodity prices and commercial energy rates results primarily from the purchase or sale of refined oil products, and the purchase of natural gas and electricity for use in our manufacturing operations.

Currency Rate Management. We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency derivatives, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. Forward exchange contracts and purchased currency options are carried at market value.

The outstanding foreign currency derivatives at December 31, 2010 and 2011 represented a net unrealized loss of $0.8 million and a net unrealized gain of $2.6 million, respectively.

Energy Commodity Management. We periodically enter into commodity derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas and refined oil product exposure. The outstanding contracts at December 31, 2010 and 2011 represented a net unrealized gain of $0.6 million and a net unrealized loss of $0.5 million, respectively.

Interest Rate Risk Management. We periodically implement interest rate management initiatives to seek to minimize our interest expense and the risk in our portfolio of fixed and variable interest rate obligations.

We periodically enter into agreements with financial institutions that are intended to limit, or cap, our exposure to incurrence of additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure. We currently do not have any such instruments outstanding.

Sensitivity Analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our foreign currency derivatives and our commodity derivatives. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in a corresponding increase or decrease of $10.4 million as of December 31, 2011 in the fair value of the foreign currency hedge portfolio. A 10% increase or decrease in the value of the underlying commodity prices that we hedge would result in a corresponding increase or decrease of $4.7 million as of December 31, 2011 in the fair value of the commodity hedge portfolio. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.

We had no interest rate derivative instruments outstanding as of December 31, 2011. A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $2.5 million for the year ended December 31, 2011.

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

Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers, LLP, our independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

Date: February 22, 2012

/S/ CRAIG S. SHULAR
Craig S. Shular,
Chief Executive Officer, President and Chairman of the Board

/S/ LINDON G. ROBERTSON
Lindon G. Robertson,
Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GrafTech International Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of GrafTech International Ltd. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio

February 23, 2012

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	At December 31, 2010	At December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$13,096	$12,429
Accounts and notes receivable, net of allowance for doubtful accounts of $3,892 at December 31, 2010 and $4,153 at December 31, 2011	179,755	253,151
Inventories	340,418	444,062
Prepaid expenses and other current assets	12,615	22,308

Total current assets	545,884	731,950

Property, plant and equipment	1,328,004	1,431,432
Less: accumulated depreciation	635,530	654,548

Net property, plant and equipment	692,474	776,884
Deferred income taxes	6,746	7,931
Goodwill	499,238	498,681
Other assets	168,841	152,920

Total assets	$1,913,183	$2,168,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,930	$74,280
Short-term debt	155	14,168
Accrued income and other taxes	30,019	44,330
Supply chain financing liability	24,959	29,930
Other accrued liabilities	95,580	114,545

Total current liabilities	220,643	277,253

Long-term debt	275,799	387,624
Other long – term obligations	114,728	131,300
Deferred income taxes	72,287	32,245
Contingencies – Note 14
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	0	0
Common stock, par value $.01, 225,000,000 shares authorized, 149,063,197 shares issued at December 31, 2010 and 149,861,081 shares issued at December 31, 2011	1,491	1,499
Additional paid – in capital	1,782,859	1,798,161
Accumulated other comprehensive loss	(235,758)	(261,937)
Accumulated deficit	(203,941)	(50,757)
Less: cost of common stock held in treasury, 4,081,134 shares at December 31, 2010 and 6,265,114 at December 31, 2011	(113,942)	(146,041)
Less: common stock held in employee benefit and compensation trusts, 76,259 shares at December 31, 2010 and 75,807 shares at December 31, 2011	(983)	(981)

Total stockholders’ equity	1,229,726	1,339,944

Total liabilities and stockholders’ equity	$1,913,183	$2,168,366

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2009	2010	2011
Net sales	$659,044	$1,006,993	$1,320,184
Cost of sales	469,397	717,742	995,638

Gross profit	189,647	289,251	324,546
Research and development	9,390	12,202	13,976
Selling and administrative expenses	79,929	119,009	144,561

Operating income	100,328	158,040	166,009

Equity in losses (earnings) of, write-down of investment in and gain recorded on acquisition of non-consolidated affiliate	55,488	(14,500)	0
Other expense (income), net	1,868	(4,768)	4,835
Interest expense	5,609	5,076	18,307
Interest income	(1,047)	(1,333)	(424)

Income before provision (benefit) for income taxes	38,410	173,565	143,291
Provision (benefit) for income taxes	22,702	(1,095)	(9,893)

Net income	$15,708	$174,660	$153,184

Basic income per common share:
Net income per share	$0.13	$1.42	$1.06

Weighted average common shares outstanding	119,707	122,621	145,156

Diluted income per common share:
Net income per share	$0.13	$1.41	$1.05

Weighted average common shares outstanding	120,733	123,453	146,402

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the year ended December 31,
	2009	2010	2011
Cash flow from operating activities:
Net income	$15,708	$174,660	$153,184
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	32,737	42,664	81,953
Deferred income tax benefit	(11,154)	(29,028)	(45,053)
Equity in losses (earnings) of, write-down of investment in and gain recorded on acquisition of non-consolidated affiliate	55,488	(14,500)	0
Post-retirement and pension plan changes	5,545	11,088	27,184
Currency losses (gains)	629	(7,153)	(1,463)
Stock-based compensation, including incentive compensation paid in company stock	6,845	7,355	8,910
Interest expense	1,366	2,620	11,607
Other charges, net	6,464	4,299	(11,201)
Decrease (increase) in working capital*	67,608	(41,790)	(142,587)
Increase in long-term assets and liabilities	(10,907)	(5,293)	(5,937)

Net cash provided by operating activities	170,329	144,922	76,597
Cash flow from investing activities:
Capital expenditures	(56,220)	(86,049)	(156,616)
(Loan to) repayment from non-consolidated affiliate	(6,000)	6,000	0
Proceeds (payments) from derivative instruments	984	(1,109)	14,412
Cash paid for acquisitions, net of cash acquired of $8,240 in 2010 and $0 in 2011	0	(241,204)	(20,510)
Other	1,126	810	748

Net cash used in investing activities	(60,110)	(321,552)	(161,966)
Cash flow from financing activities:
Short-term debt (reductions) borrowings, net	(8,128)	(850)	14,016
Revolving Facility borrowings	124,715	165,000	584,000
Revolving Facility reductions	(155,231)	(35,000)	(482,000)
Proceeds from long-term debt	1,837	0	0
Principal payments on long-term debt	(20,041)	(56)	(222)
Supply chain financing	(15,711)	10,555	4,970
Proceeds from exercise of stock options	651	3,901	2,028
Purchase of treasury shares	0	(1,431)	(30,940)
Excess tax benefit from stock-based compensation	124	1,864	(946)
Long-term financing obligations	(1,091)	(1,148)	(457)
Revolving facility refinancing cost	0	(4,595)	(4,988)

Net cash (used in) provided by financing activities	(72,875)	138,240	85,461
Net increase (decrease) in cash and cash equivalents	37,344	(38,390)	92
Effect of exchange rate changes on cash and cash equivalents	1,173	1,305	(759)
Cash and cash equivalents at beginning of period	11,664	50,181	13,096

Cash and cash equivalents at end of period	$50,181	$13,096	$12,429

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	For the year ended December 31,
	2009	2010	2011
Supplemental disclosures of cash flow information:
Net cash paid during the periods for:
Interest	$5,413	$2,294	$6,609
Income taxes	32,707	31,385	26,224
Non-cash operating, investing and financing activities:
Common stock issued to savings and pension plan trusts	2,393	2,572	4,414
* Net change in working capital due to the following components:
Decrease (increase) in current assets:
Accounts and notes receivable, net	$58,210	$(39,780)	$(68,462)
Effect of factoring of accounts receivable	(24,268)	(1,115)	0
Inventories	69,630	(13,641)	(111,395)
Prepaid expenses and other current assets	904	(1,719)	(2,082)
Restructuring payments	(35)	(809)	0
(Decrease) increase in accounts payables and accruals	(35,908)	15,029	39,097
(Decrease) increase in interest payable	(925)	245	255

Decrease (increase) in working capital	$67,608	$(41,790)	$(142,587)

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Common Stock Held in Employee Benefit & Compensation Trust	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
Balance at January 1, 2009	122,634,854	$1,226	$1,290,381	$(279,403)	$(394,309)	$(112,511)	$(794)	$504,590
Comprehensive income (loss):
Net income	0	0	0	0	15,708	0	0	15,708	$15,708
Other comprehensive income:
Pension and post-retirement adjustments, net of tax	0	0	0	(1,236)		0	0	(1,236)	(1,236)
Unrealized losses on securities, net of tax of $319	0	0	0	1,116	0	0	0	1,116	1,116
Foreign currency translation adjustments	0	0	0	47,278	0	0	0	47,278	47,278
Total comprehensive income									$62,866
Treasury stock	0	0	0	0	0	0	0	0
Stock-based compensation	464,205	4	2,904	0	0	0	0	2,908
Shares issued in lieu of cash for incentive compensation	592,536	6	3,644	0	0	0	0	3,650
Common stock issued to savings and pension plan trusts	275,804	3	2,471	0	0	0	(81)	2,393
Sale of common stock under stock options	60,000	1	651	0	0	0	0	652

Balance at December 31, 2009	124,027,399	$1,240	$1,300,051	$(232,245)	$(378,601)	$(112,511)	$(875)	$577,059

Comprehensive income (loss):
Net income	0	0	0	0	174,660	0	0	174,660	$174,660
Other comprehensive income:
Pension and post-retirement adjustments, net of tax	0	0	0	1,288		0	0	1,288	1,288
Unrealized losses on securities, net of tax of $292	0	0	0	1,065	0	0	0	1,065	1,065
Foreign currency translation adjustments	0	0	0	(5,866)	0	0	0	(5,866)	(5,866)
Total comprehensive income									$171,147
Treasury stock	0	0	0	0	0	0	0	0
Stock-based compensation	407,983	4	9,199	0	0	(1,431)	0	7,772
Shares issued in lieu of cash for incentive compensation	0	0	0	0	0	0	0	0
Common stock issued to savings and pension plan trusts	180,767	2	2,678	0	0	0	(108)	2,572
Sale of common stock under stock options	447,080	5	3,892	0	0	0	0	3,897
Shares issued in connection with our acquisition of Seadrift and C/G	23,999,968	240	467,039	0	0	0	0	467,279

Balance at December 31, 2010	149,063,197	$1,491	$1,782,859	$(235,758)	$(203,941)	$(113,942)	$(983)	$1,229,726

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(Dollars in thousands, except share data)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Common Stock Held in Employee Benefit & Compensation Trust	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
Comprehensive income (loss):
Net income	0	0	0	0	153,184	0	0	153,184	$153,184
Other comprehensive income:
Pension and post-retirement adjustments, net of tax	0	0	0	(10)		0	0	(10)	(10)
Unrealized losses on securities, net of tax of $1,714	0	0	0	6,033	0	0	0	6,033	6,033
Foreign currency translation adjustments	0	0	0	(32,202)	0	0	0	(32,202)	(32,202)
Total comprehensive income									$127,005
Treasury stock	0	0	0	0	0	(29,930)	0	(29,930)
Stock-based compensation	241,851	3	7,996	0	0	(1,082)	0	6,917
Common stock issued to savings and pension plan trusts	239,219	2	4,410	0	0	0	2	4,414
Sale of common stock under stock options	316,814	3	2,896	0	0	(1,087)	0	1,812

Balance at December 31, 2011	149,861,081	$1,499	$1,798,161	$(261,937)	$(50,757)	$(146,041)	$(981)	$1,339,944

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise noted)

(1) Business and Summary of Significant Accounting Policies

Discussion of Business and Structure

GrafTech International Ltd. is one of the world’s largest manufacturers and providers of high quality synthetic and natural graphite and carbon based products. References herein to “GTI,” “we,” “our,” or “us” refer collectively to GrafTech International Ltd. and its subsidiaries. We have five major product categories: graphite electrodes, refractory products, needle coke products, advanced graphite materials and natural graphite, which are reported in the following segments:

•	Industrial Materials includes graphite electrodes, refractory products and needle coke products, and primarily serves the steel industry.

•

Engineered Solutions includes advanced graphite materials and natural graphite products, and provides primary and specialty products to the advanced electronics, industrial, energy, transportation and defense markets.

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

Revenue Recognition

Revenue from sales of our commercial products is recognized when they meet four basic criteria (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the amount is determinable and (4) collection is reasonably assured. Sales are recognized when both title and the risks and rewards of ownership are transferred to the customer or services have been rendered and fees have been earned in accordance with the contract.

Revenue from sales of non-commercial products manufactured to customer specifications are recognized using the units-of-delivery measure under the percentage-of-completion accounting method as units are delivered and accepted by the customer. Sales using this measure of progress are recognized at the contractually agreed upon unit price.

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

Diluted earnings per share recognizes the dilution that would occur if outstanding stock options and restricted stock awards were exercised or converted into common shares. We use the treasury stock method to compute the dilutive effect of our stock options and restricted stock awards (using the average market price for the period).

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

Depreciation expense was $32.1 million for 2009, $40.1 million for 2010, and $58.3 million for 2011.

Accounts and Notes Receivable

Trade accounts receivable primarily arise from sales of goods to customers and distributors in the normal course of business.

Sales of trade accounts receivable

We have in the past sold certain trade accounts receivable to a bank under a factoring arrangement. The receivables were sold at a discount on a nonrecourse basis and we did not retain interests in the receivables sold. We also acted as a servicer of the sold receivables for a fee. The servicing duties included collecting payments on receivables and remitting them to the bank. While servicing the receivables, we applied the same servicing policies and procedures that are applied to our owned accounts receivable.

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

Capitalized Bank Fees

We capitalize bank fees upon the incurrence of debt. At December 31, 2010 and December 31, 2011, capitalized bank fees amounted to $3.6 million and $6.9 million, respectively. We amortize such amounts over the life of the respective debt instrument using the effective interest method. The estimated life may be adjusted upon the occurrence of a triggering event. Amortization of capitalized bank fees amounted to $1.6 million in 2009, $1.8 million in 2010, and $1.4 million in 2011, respectively, and is included in interest expense. Interest expense for 2009 includes accelerated amortization of capitalized bank fees related to the Senior Notes redeemed in that year.

Derivative Financial Instruments

We do not use derivative financial instruments for trading purposes. They are used to manage well-defined commercial risks associated with commodity contracts and currency exchange rate risks.

Foreign Currency Derivatives

We enter into foreign currency derivatives from time to time to manage exposure to changes in currency exchange rates. These instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, relating to non-dollar denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. Forward exchange contracts and purchased currency options are carried at fair value. These contracts are treated as hedges to the extent they are effective. Changes in fair values related to these contracts are recognized in other comprehensive income in the Consolidated Balance Sheets until settlement. At the time of settlement, realized gains and losses are recognized in revenue or cost of goods sold on the Consolidated Statements of Income.

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

Income Taxes

We file a consolidated United States (“U.S.”) federal income tax return for GTI and its eligible domestic subsidiaries. Our non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carry forwards. Deferred tax assets and liabilities at the end of each period are determined using enacted tax rates. A valuation allowance is established or maintained, when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized.

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

We account for those plans under the applicable standards on accounting for share- based payment. For transactions in which we obtain employee services in exchange for an award of equity instruments, we measure the cost of the services based on the grant date fair value of the award. We recognize the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Costs related to plans with graded vesting are generally recognized using a straight-line method. Cash flows resulting from tax benefits for deductions in excess of compensation cost recognized are included in financing cash flows.

Retirement Plans and Postretirement Benefits

We use actuarial methods and assumptions to account for our defined benefit pension plan and our postretirement benefits. We immediately recognize the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each year (MTM Adjustment) and whenever a plan is remeasured (e.g. due to a significant curtailment, settlement, etc.). Pension and postretirement benefits expense includes the MTM adjustment, actuarially computed cost of benefits earned during the current service period, the interest cost on accrued obligations, the expected return on plan assets based on fair market values, and adjustments due to plan settlements and curtailments. Contributions to the qualified U.S. retirement plan are made in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

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

We exclude the inactive participant portion of our pension and other postretirement benefit costs as a component of inventoriable costs. Additional information with respect to benefits plans is set forth in Note 12, “Retirement Plans and Postretirement Benefits.”

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

Environmental considerations are part of all significant capital expenditure decisions. Environmental remediation, compliance and management expenses were approximately $9.2 million in 2009, $12.5 million in 2010, and $15.7 million in 2011. The accrued liability relating to environmental remediation was $10.8 million at December 31, 2010 and $8.2 million at December 31, 2011. A charge to income is recorded when it is probable that a liability has been incurred and the cost can be reasonably estimated. When payments are fixed or determinable, the liability is discounted using a rate at which the payments could be effectively settled.

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

For our Mexican, Swiss and Russian subsidiaries, whose functional currency is the U.S. dollar, we remeasure non-monetary balance sheet accounts and the related income statement accounts at historical exchange rates. Resulting gains and losses arising from the fluctuations in currency for monetary accounts are recognized in other (income) expense, net, in the Consolidated Statements of Income. Gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred.

We have had non-dollar denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. Certain of these loans had been deemed to be essentially permanent prior to settlement and, as a result, remeasurement gains and losses on these loans were recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of the Consolidated Balance Sheets. The remaining loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency (gains/losses) in other (income) expense, net, on the Consolidated Statements of Income.

Software Development Costs

In connection with our development and implementation of global enterprise resource planning systems with advanced manufacturing, planning and scheduling software, we capitalize certain computer software costs after technological feasibility is established. These capitalized costs are amortized utilizing the straight-line method over the economic lives of the related products. Total costs capitalized as of December 31, 2010 and 2011 amounted to $15.6 million and $16.4 million, respectively. Amortization expense was $1.6 million for 2009, 2010, and 2011.

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

The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (using a discounted cash flow method) to its carrying value. The fair value for each reporting unit with goodwill is determined in accordance with accounting guidance on determining fair value, which requires consideration of the income, market, and cost approaches as applicable. If the carrying value exceeds the fair value, there is potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the fair value of goodwill is less than the carrying amount of goodwill, an impairment is recognized. There has been no impairment of our goodwill as of December 31, 2011.

Other amortizable intangible assets, which consist primarily of patents, trademarks and trade names, customer-related intangibles, and technological know-how, are amortized over their estimated useful lives using the straight line or sum-of-the-years digits method. The estimated useful lives for each major category of amortizable intangible assets are:

Years
Patents	20
Trade name	5-10
Technology and know-how	5-9
Customer related intangible	5-14

Additional information about goodwill and other intangibles is set forth in Note 5 “Goodwill and Other Intangible Assets.”

Major Maintenance and Repair Costs

We perform scheduled major maintenance of the storage and processing units at our Seadrift plant (referred to as “overhaul”). Time periods between overhauls vary by unit. We also perform an annual scheduled significant maintenance and repair shutdown of the plant (referred to as “turnaround”).

Costs of overhauls and turnarounds include plant personnel, contract services, materials, and rental equipment. We defer these costs when incurred and use the straight-line method to amortize them over the period of time estimated to lapse until the next scheduled overhaul of the applicable storage or processing unit or over one year for our turnaround. Under this policy, in 2011 costs deferred were $6.4 million and costs amortized were $3.4 million.

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

Recently Adopted Accounting Standards

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

Presentation of Other Comprehensive Income (“OCI”)

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”) which eliminates the option of presenting OCI and its components in the statement of shareholders’ equity. ASU 2011-05 requires us to present components of net income and OCI in one continuous statement or in two separate but consecutive statements. The new presentation is required to be adopted retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the requirement of ASU 2011-05 that reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and OCI be presented on the face of the financial statements; however, we will continue to be required to present amounts reclassified out of AOCI on the face of the financial statements or disclose those amounts in the notes to the consolidated financial statements. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and does not affect the main provision of ASU 2011-05. We will amend our disclosures to meet this standard when required.

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

ASU 2011-08 becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011 with early adoption permitted. The adoption of this guidance impacts testing steps only, and therefore adoption will not have an impact on our Consolidated Financial Statements.

Offsetting (Netting) Financial Instruments and Derivative Instruments

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”) which requires disclosure of the effect or potential effect of netting, known as offsetting, our derivative assets and liabilities in the balance sheet if permitted by the arrangements.

ASU 2011-11 becomes effective for annual and interim financial statements beginning after December 31, 2012. The new guidance is required to be adopted retrospectively. We are currently assessing its impact on our Consolidated Financial Statements.

(2) Acquisitions

On November 30, 2010, we acquired from the equity holders of Seadrift Coke L.P. (“Seadrift”) the 81.1% of the equity interests of Seadrift that we did not already own and from the equity holders of C/G Electrodes LLC (“C/G”) 100% of the equity interests of C/G. Because Seadrift and C/G meet the SEC definition of common control, we have treated the transactions as the acquisition of one business and they are referred to collectively as the “Acquisitions.” Seadrift and C/G are included in our Consolidated Financial Statements beginning as of December 1, 2010.

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

We accounted for our investment in Seadrift using the equity method of accounting because we had the ability to exercise significant influence, but not exercise control. In 2009 we determined that the fair value of our investment was less than our carrying amount and that the losses in value were other than temporary. We recorded a non-cash impairment of $52.8 million in 2009 to recognize this other than temporary loss in value.

The following table summarizes the carrying amount (book value) of our investment in Seadrift from January 1, 2010 to November 30, 2010, the date we acquired the remaining 81.1% equity interests (dollars in thousands):

Balance at January 1, 2010	$63,315
Equity in earnings (losses)	4,941
Distributions	(473)
Gain from remeasuring book value to acquisition date fair value	9,559

Balance at November 30, 2010	$77,342

ASC 805 required us to remeasure the book value of our previously held 18.9% equity interest in Seadrift at November 30, 2010 to its fair value and recognize the resulting gain in our 2010 earnings.

Loan to Seadrift: In July 2009, Seadrift entered into agreements to borrow $12.0 million from certain of its shareholders, which included up to $6.0 million from us. Each loan was evidenced by a demand note with an interest rate of 10%. We recorded our $6.0 million loan at its face amount, which reasonably approximated its present value. Seadrift repaid the total borrowing of $12.0 million on March 31, 2010.

Micron Research Corporation

On February 9, 2011, we purchased substantially all of the assets and assumed certain trade liabilities of Micron Research Corporation (“Micron Research”), a subsidiary of E. Holdings, Inc., for $6.5 million of cash. Micron Research manufactures super fine grain graphite materials and primarily services Electrical Discharge Machining customers. We intend to utilize their technology and capability to service other applications including solar, electronics and medical. The substance of the transaction is the acquisition of a business and we accounted for the transaction following the guidance in ASC 805. Tangible assets acquired and liabilities assumed were recorded at their estimated fair values of $5.0 million and $0.2 million, respectively. The estimated fair values of finite-lived intangible assets acquired of $1.3 million related to technology and know-how and customer relationships are being amortized over their estimated useful lives ranging from 5 to 15 years. Goodwill of $0.4 million represents the excess of the consideration transferred over the net assets acquired and has been assigned to our Engineered Solutions segment. These values have been prepared based on the preliminary allocation of purchase price using estimates of the fair values and useful lives of assets acquired and liabilities assumed based on best available information determined with the assistance of independent valuations, quoted market prices and management estimates. The purchase price allocations are subject to further adjustment until all pertinent information regarding the assets acquired and liabilities assumed are fully evaluated by us.

Fiber Materials, Inc.

On October 30, 2011, we purchased substantially all of the assets and assumed certain trade liabilities of Fiber Materials, Inc. (“FMI”) for $14.0 million of cash. FMI is manufacturer of highly engineered advanced carbon composite materials serving the aerospace and defense industries and high temperature insulation for use in industrial applications. FMI has been assigned to our Engineered Solutions (“ES”) business segment. The substance of the transaction was the acquisition of a business and we accounted for the transaction following the guidance in ASC 805. Tangible assets acquired and liabilities assumed were recorded at their estimated fair values of $13.3 million and $1.4 million, respectively. The estimated fair value of finite-lived intangible assets acquired of $2.5 million relating to customer relationships is being amortized over its estimated useful life of 5 years. The $0.4 million excess of the fair value of the net assets acquired over the consideration paid has been recorded as a gain on bargain purchase in Other (Income) Expense, Net and is reported in the ES business segment’s results of operations. These values have been prepared based on the preliminary allocation of purchase price using estimates of the fair values and useful lives of assets acquired and liabilities assumed based on best available information determined with the assistance of independent valuations, quoted market prices and management estimates. The purchase price allocations are subject to further adjustment until all pertinent information regarding the assets acquired and liabilities assumed are fully evaluated by us.

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

Engineered Solutions. Engineered solutions include advanced graphite materials products for the advanced electronics, industrial, energy, transportation and defense markets, as well as natural graphite products enabling thermal management solutions for the electronics industry and energy storage solutions for the transportation and power generation industries.

We continue to evaluate the performance of our segments based on segment operating income. Intersegment sales and transfers are not material and the accounting policies of the reportable segments are the same as those for our Consolidated Financial Statements as a whole. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales.

The following tables summarize financial information concerning our reportable segments:

	For the year Ended December 31,
	2009	2010	2011
	(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$538,126	$833,892	$1,132,194
Engineered Solutions	120,918	173,101	187,990

Total net sales	$659,044	$1,006,993	$1,320,184

Segment operating income:
Industrial Materials	$86,586	$140,217	$158,547
Engineered Solutions	13,742	17,823	7,462

Total segment operating income	$100,328	$158,040	$166,009

Reconciliation of segment operating income to income from continuing operations before provision for income taxes
Equity in losses (earnings) of, write-down of investment in and gain recorded on acquisition of non-consolidated affiliate	55,488	(14,500)	0
Other expense (income), net	1,868	(4,768)	4,835
Interest expense	5,609	5,076	18,307
Interest income	(1,047)	(1,333)	(424)

Income before provision for income taxes	$38,410	$173,565	$143,291

Assets are managed based on geographic location because certain reportable segments share certain facilities. Assets by reportable segment are estimated based on the value of long-lived assets at each location and the sales mix to third party customers at that location.

	At December 31,
	2010	2011
	(Dollars in thousands)
Long-lived assets (a):
Industrial Materials.	$622,800	$649,389
Engineered Solutions	69,674	127,495

Total long-lived assets	$692,474	$776,884

The following tables summarize information as to our operations in different geographic areas.

	For the year Ended December 31,
	2009	2010	2011
	(Dollars in thousands)
Net sales:
U.S	$118,883	$203,438	$353,416
Americas	113,380	177,396	252,316
Asia Pacific	126,012	193,061	240,220
Europe, Middle East, Africa	300,769	433,098	474,232

Total	$659,044	$1,006,993	$1,320,184

	At December 31,
	2010	2011
	(Dollars in thousands)
Long-lived assets (a):
U.S and Canada	$387,468	$470,196
Mexico	71,408	75,145
Brazil	56,913	54,466
France	52,675	52,337
Spain	77,598	76,510
South Africa	35,401	35,559
Switzerland	4,509	5,032
Other countries	6,502	7,639

Total	$692,474	$776,884

(a)	Long-lived assets represent fixed assets, net of accumulated depreciation.

(4) Supply Chain Financing

We have a supply chain financing arrangement with a financing party. Under this arrangement, we essentially assign our rights to purchase needle coke from a supplier to the financing party. The financing party purchases the product from a supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment to the financing party for this needle coke includes a mark-up (the “Mark-Up”). The Mark-Up is a premium expressed as a percentage of the purchase price. The Mark-Up is subject to quarterly reviews. This arrangement helps us to maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. Based on the terms of the arrangement, the total amount that we owe to the financing party may not exceed $49.3 million at any point in time.

We record the inventory once title and risk of loss transfers from the supplier to the financing party. We record our liability to the financing party as an accrued liability. Our purchases of inventory under this arrangement were $186.7 million in 2010 and $169.1 million in 2011. We recognized Mark-Up of $1.5 million in 2010 and $1.0 million in 2011 as interest expense.

(5) Goodwill and Other Intangible Assets

The Company is required to review goodwill and indefinite-lived intangible assets annually for impairment. Goodwill impairment is tested at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The Company completed its annual impairment review of goodwill as of December 31, 2011 and noted no impairment. Based on the results of this review, we do not believe any of our reporting units have goodwill that is at risk of impairment. The fair value used in the analysis was estimated using a market approach, which contains significant unobservable inputs, based on earnings before interest and taxes and cash flow multiples. The Company has been consistent with its method of estimating fair value when an indication of fair value from a buyer or similar specific transaction is not available.

The Seadrift and C/G acquisitions resulted in goodwill of $489.2 million. See Note 2 “Acquisitions” for further discussion of these acquisitions. The changes in the Company’s carrying value of goodwill during the years ended December 31, 2010 and 2011 are as follows:

Total
(Dollars in Thousands)
Balance as of December 31, 2009	$9,037
Translation effect	957
Business Acquisitions	489,244

Balance as of December 31, 2010	499,238

Translation effect	(1,741)
Business Acquisitions (a)	1,184

Balance as of December 31, 2011	$498,681

(a) – Includes adjustment to preliminary assignment of fair value to net assets acquired.

The following table summarizes intangible assets with determinable useful lives by major category as of December 31, 2010 and 2011:

	2010			2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)			(Dollars in Thousands)
Patents	$3,520	$(1,168)	$2,352	$3,520	$(1,393)	$2,127
Trade name	7,900	(124)	7,776	7,900	(1,598)	6,302
Technology and know-how	42,800	(497)	42,303	43,349	(6,526)	36,823
Customer related intangible	107,500	(1,258)	106,242	110,798	(16,481)	94,317

Total finite-lived intangible assets	$161,720	$(3,047)	$158,673	$165,567	$(25,998)	$139,569

Amortization expense of intangible assets in 2009, 2010 and 2011 was $0.2 million, $2.1 million and $23.0 million, respectively. Estimated annual amortization expense for the next five years will approximate $22.1 million in 2012, $20.5 million in 2013, $19.0 million in 2014, $17.3 million in 2015 and $13.2 million in 2016.

(6) Long-Term Debt and Liquidity

The following table presents our long-term debt:

	At December 31,
	2010	2011
	(Dollars in thousands)
Revolving Facility	$130,000	$232,000
Senior Subordinated Notes	143,404	153,442
Other debt	2,395	2,182

Total	$275,799	$387,624

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

[a]

The interest rate applicable to the Revolving Facility is at GrafTech’s option. The alternate base rate is the highest of (i) the prime rate announced by JP Morgan Chase Bank, N.A., (ii) the federal effective fund rate plus  1/2 of 1% and (iii) the London interbank offering rate (as adjusted) for a one-month interest period plus 1%.

Under the Revolving Facility we now have additional flexibility for investments, capital expenditures, acquisitions and restricted payments. We are permitted to pay dividends and repurchase our common stock in an aggregate amount (cumulative from October 2011) up to $75 million (or $500 million, if certain leverage ratio requirements are satisfied), plus, each year, an aggregate amount equal to 50% of the consolidated net income in the prior year and issue letters of credit under the Revolving Facility in an amount not to exceed $50 million. At December 31, 2011, we had outstanding letters of credit of $8.4 million under the Revolving Facility.

We were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable.

Senior Subordinated Notes

On November 30, 2010, in connection with the Acquisitions, we issued Senior Subordinated Notes for an aggregate total face amount of $200 million. These Senior Subordinated Notes are non-interest bearing and mature in 2015, see Note 2 “Acquisitions”. Because the promissory notes are non-interest bearing, we were required to record them at their present value (determined using an interest rate of 7%). The difference between the face amount of the promissory notes and their present value is recorded as debt discount. The debt discount will be amortized to income using the interest method, over the life of the promissory notes. The loan balance, net of unamortized discount, was $153.4 million at December 31, 2011.

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

During 2003 and 2004, we purchased $115.0 million of the outstanding principal of the Senior Notes through a series of exchanges for equity and cash repurchases. During 2007 and 2008, we redeemed $415.0 million of the outstanding principal of the Senior Notes.

On September 28, 2009, we redeemed all of the remaining outstanding balance of the Senior Notes, $19.9 million, at 101.708% plus accrued interest. Total cash to redeem the remaining outstanding balance of the Senior Notes approximated $20.2 million. We incurred a $0.4 million loss on the extinguishment of the debt.

(7) Fair Value Measurements and Derivative Instruments

Fair Market Value Measurements

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

Long-term debt – Fair value of long-term debt at December 31, 2010 and 2011, which was determined using Level 2 inputs, approximated the book value of $275.8 million and $387.6 million, respectively.

Foreign currency derivatives – Foreign currency derivatives are carried at market value using Level 2 inputs. The outstanding contracts at December 31, 2010 and 2011 represented unrealized gains of $0.8 million and $2.4 million, respectively.

Commodity derivative contracts – Commodity derivative contracts are carried at fair value. We determine the fair value using observable, quoted natural gas and refined oil product prices that are determined by active markets and therefore classify the commodity derivative contracts as Level 2. The outstanding commodity derivative contracts at December 31, 2010 and 2011 represented unrealized gains of $0.6 million and unrealized losses of $0.5 million, respectively.

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

Foreign currency derivatives

We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures such as foreign currency denominated debt, sales, receivables, payables, and purchases. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. There was no ineffectiveness on these contracts during the twelve months ended December 31, 2011.

In 2010 and 2011, we entered into foreign forward currency derivatives as hedges of anticipated cash flows denominated in the Mexican peso, Brazilian real, euro and Japanese yen. These derivatives were entered into to protect the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates between the US dollar and the Mexican peso, Brazilian real, euro and Japanese yen. As of December 31, 2010, we had outstanding Mexican peso, Brazilian real, euro, and Japanese yen currency contracts, with aggregate notional amounts of $92.1 million. As of December 31, 2011, we had outstanding Brazilian real, euro, and Japanese yen currency contracts, with aggregate notional amounts of $131.9 million. The foreign currency derivatives outstanding as of December 31, 2011 have several maturity dates ranging from January 2012 to November 2012.

Commodity derivative contracts

We periodically enter into derivative contracts for natural gas and certain refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. There was no ineffectiveness on these contracts during the twelve months ended December 31, 2011. As of December 31, 2011, we had outstanding derivative swap contracts for refined oil products and natural gas with aggregate notional amounts of $87.9 million and $0.8 million, respectively. These contracts have maturity dates ranging from January 2012 to December 2012.

The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At December 31, 2010 and 2011, the fair values of our derivatives and their respective balance sheet locations are presented in the following table:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(Dollars in Thousands)
As of December 31, 2010
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$1,226	Other payables	$390
Commodity derivative contracts	Other current assets	803	Other current liabilities	225

Total fair value		$2,029		$615

As of December 31, 2011
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$4,412	Other payables	$1,834
Commodity derivative contracts	Other current assets	1,104	Other current liabilities	1,557

Total fair value		$5,516		$3,391

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(Dollars in Thousands)
As of December 31, 2010
Derivatives designated as fair value hedges:
Foreign currency derivatives	Other receivables	$0	Other payables	$0

Total fair value		$0		$0

As of December 31, 2011
Derivatives designated as fair value hedges:
Foreign currency derivatives	Other receivables	$0	Other payables	$195

Total fair value		$0		$195

The location and amount of realized (gains) losses on derivatives are recognized in the Statement of Operations when the hedged item impacts earnings and are as follows for the years ended December 31, 2010 and 2011:

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Reclassified from Other Comprehensive Income	(Dollars in Thousands)
		2010	2011
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Cost of goods sold/ Other (income) expense / Revenue	$179	$368
Commodity derivative contracts	Cost of goods sold / Revenue	721	(7,287)

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Reclassified from Other Comprehensive Income	(Dollars in Thousands)
		2010	2011
Derivatives designated as fair value hedges:
Foreign currency derivatives	Cost of goods sold/ Other (income) expense / Revenue	$0	$(1,491)

Our foreign currency and commodity derivatives are treated as hedges and are required to be measured at fair value on a recurring basis. With respect to the inputs used to determine the fair value, we use observable, quoted rates that are determined by active markets and, therefore, classify the contracts as “Level 2”.

(8) Interest Expense

The following table presents an analysis of interest expense:

	For the year Ended December 31,
	2009	2010	2011
	(Dollars in thousands)
Interest incurred on debt	$3,571	$930	$5,705
Amortization of discount on Senior Subordinated Notes	0	806	10,039
Amortization of debt issuance costs	1,363	1,761	1,521
Supply Chain Financing mark-up	487	1,524	1,002
Other	188	55	40

Total interest expense	$5,609	$5,076	$18,307

Interest rates

At December 31, 2011, the Revolving Facility had an effective interest rate of 2.05% and the Senior Subordinated Notes had an implied rate of 7%.

(9) Other (Income) Expense, Net

The following table presents an analysis of other (income) expense, net:

	For the year Ended December 31,
	2009	2010	2011
	(Dollars in thousands)
Currency losses/(gains)	$466	$(6,235)	$2,551
Bank and other financing fees	1,949	2,085	1,998
Other	(547)	(618)	286

Total other expense (income), net	$1,868	$(4,768)	$4,835

We have had intercompany term loans between GrafTech Finance and some of our foreign subsidiaries. We had no such term loans at December 31, 2010 or 2011. These loans were subject to remeasurement gains and losses due to changes in currency exchange rates. Certain of these loans had been deemed to be essentially permanent prior to settlement and, as a result, remeasurement gains and losses on these loans were recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of the Consolidated Balance Sheets. The remaining balance of these loans was deemed to be temporary and, as a result, remeasurement gains and losses on these loans were recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Income.

As part of our cash management, we also have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Income.

We had net total currency losses of $0.5 million in 2009, a net currency gain of $6.2 million in 2010, and a net total currency loss of $2.6 million in 2011, mainly due to the remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities.

(10) Supplementary Balance Sheet Detail

The following tables present supplementary balance sheet details:

	At December 31,
	2010	2011
	(Dollars in thousands)
Accounts and notes receivable, net:
Trade	$168,323	$224,907
Other	15,324	32,397

	183,647	257,304
Allowance for doubtful accounts	(3,892)	(4,153)

	$179,755	$253,151

Inventories:
Raw materials and supplies	$118,691	$168,982
Work in process	160,368	205,968
Finished goods	64,075	73,821

	343,134	448,771
Reserves	(2,716)	(4,709)

	$340,418	$444,062

Property, plant and equipment:
Land and improvements	$33,484	$34,896
Buildings	167,949	175,588
Machinery and equipment and other	1,053,197	1,105,440
Construction in progress	73,374	115,508

	$1,328,004	$1,431,432

Other accrued liabilities:
Accrued vendors payable	$38,802	$74,370
Payrolls (including incentive programs)	20,050	7,624
Customer prepayments	12,347	8,478
Employee compensation and benefits	11,211	11,680
Other	13,170	12,393

	$95,580	$114,545

Other long term obligations:
Postretirement benefits	$29,567	$29,630
Pension and related benefits	60,158	75,840
Other	25,003	25,830

	$114,728	$131,300

The following table presents an analysis of the allowance for doubtful accounts:

	At December 31,
	2009	2010	2011
	(Dollars in thousands)
Balance at beginning of year	$4,110	$4,545	$3,892
Additions	4,436	1,004	1,438
Deductions	(4,001)	(1,657)	(1,177)

Balance at end of year	$4,545	$3,892	$4,153

Inventories

We allocate fixed production overheads to the costs of conversion based on normal capacity of the production facilities. It also requires that we recognize abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) as current period charges. Costs in excess of normal absorption at December 31, 2010 were $1.4 million. At December 31, 2011 we had no costs in excess of normal absorption.

The following table presents an analysis of our inventory reserves:

	At December 31,
	2009	2010	2011
	(Dollars in thousands)
Balance at beginning of year	$2,108	$2,518	$2,716
Additions	3,286	2,844	4,154
Deductions	(2,876)	(2,646)	(2,161)

Balance at end of year	$2,518	$2,716	$4,709

(11) Commitments

Lease commitments under non-cancelable operating leases extending for one year or more will require the following future payments:

(Dollars in thousands)
2012	$2,276
2013	1,723
2014	1,524
2015	257
2016	119
After 2016	0

Total lease and rental expenses under non-cancelable operating leases extending one year or more approximated $2.5 million in 2009, $2.6 million in 2010 and $2.4 million in 2011.

We are parties to contracts with ConocoPhillips through December 2013 for the supply of petroleum needle coke, our primary raw material used in the manufacture of graphite electrodes. The agreements provide for quantities of needle coke which we believe, together with needle coke that we source from Seadrift and other sources, are sufficient for our requirements as currently forecast. These supply agreements also contain customary terms and conditions including annual price negotiations, dispute resolution and termination provisions. In July 2011, ConocoPhillips announced that its board approved separating its refining and marketing and exploration and production businesses by spinning off the refining and marketing segment to shareholders. We do not believe that such separation will have an adverse impact on these needle coke supply agreements.

We have supply agreements that require us to purchase electricity and natural gas from January 1, 2012 through December 31, 2013. The total obligation under these contracts is $23.3 million.

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

We make quarterly contributions equal to 1% of each employee’s total eligible pay. The expense recorded for contributions to this plan was $0.5 million in 2009 and 2010, and $0.8 million in 2011. All such contributions were made using company stock.

Pension coverage for employees of foreign subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees, under insurance policies or by book reserves.

The components of our consolidated net pension costs are set forth in the following table.

	For the Year Ended December 31,
	2009		2010		2011
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Service cost	$372	$230	$400	$257	$525	$343
Interest cost	7,374	2,573	7,114	2,668	6,759	2,501
Expected return on assets	(5,649)	(2,381)	(6,385)	(2,166)	(6,688)	(2,225)
Amortization of prior service cost	0	40	0	53	0	26
Settlement (gain) loss	0	(8)	0	49	0	0
Curtailment (gain) loss	0	(49)	0	0	0	0
Mark-to-market loss (gain)	(6,275)	6,248	5,304	4,107	19,775	1,190

	$(4,178)	$6,653	$6,433	$4,968	$20,371	$1,835

The primary driver of the mark-to-market loss in 2011 was a decrease in the discount rate due to lower interest rates.

Amounts recognized in other comprehensive income:

	For the Year Ended December 31,
	2009		2010		2011
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Prior service cost	$0	361	0	0	0	0
Amortization of initial net asset	0	0	0	0	0	0
Amortization of prior service cost	0	(40)	0	(53)	0	(26)
Effect of exchange rates	0	12	0	(28)	0	(8)

Total recognized in other comprehensive loss	$0	$333	$0	$(81)	$0	$(34)

Total recognized in pension costs and other comprehensive loss	$(4,178)	$6,986	$6,433	$4,887	$20,371	$1,801

The reconciliation of the beginning and ending balances of our pension plans’ benefit obligations, fair value of assets, and funded status at December 31, 2010 and 2011 are:

	At December 31,
	2010		2011
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Changes in Benefit Obligation:
Net benefit obligation at beginning of year	$127,310	$50,812	$134,691	$54,875
Service cost	400	257	525	343
Interest cost	7,114	2,668	6,759	2,501
Participant contributions	0	105	0	124
Plan amendments / curtailments	0	0	0	0
Foreign currency exchange changes	0	(1,730)	0	(598)
Actuarial (gain) loss	9,128	5,579	11,871	18,940
Settlement	0	(189)	0	0
Benefits paid	(9,261)	(2,627)	(9,037)	(2,968)

Net benefit obligation at end of year	$134,691	$54,875	$144,809	$73,217

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$83,634	$47,835	$85,896	$48,774
Actual return on plan assets	10,207	4,864	(1,215)	13,398
Foreign currency exchange rate changes	0	(1,511)	0	(448)
Employer contributions	1,316	297	5,291	542
Participant contributions	0	105	0	124
Actuarial (gain) loss	0	0	0	6,538
Settlement	0	(189)	0	0
Benefits paid	(9,261)	(2,627)	(9,037)	(2,968)

Fair value of plan assets at end of year	$85,896	$48,774	$80,935	$65,960

Funded status overfunded (underfunded):	$(48,795)	$(6,101)	$(63,874)	$(7,257)

Amounts recognized in accumulated other comprehensive loss:
Prior service credit	$0	$(321)	$0	$(287)

Amounts recognized in the statement of financial position:
Non-current assets	$0	$49	$0	$0
Current liabilities	(559)	(8)	(558)	(208)
Non-current liabilities	(48,236)	(6,142)	(63,316)	(7,048)

Net amount recognized	$(48,795)	$(6,101)	$(63,874)	$(7,256)

The accumulated benefit obligation for all defined benefit pension plans was $189.6 million and $218.0 million at December 31, 2010 and 2011, respectively.

Plan Assets

The accounting guidance on fair value measurements specifies a hierarchy based on the observability of inputs used in valuation techniques (Level 1, 2 and 3). See Note 7, “Fair Value Measurements and Derivative Instruments,” for a discussion of the fair value hierarchy.

The following describes the methods and significant assumptions used to estimate the fair value of the investments:

Cash and cash equivalents – Valued at cost. Cash equivalents are valued at net asset value as provided by the administrator of the fund.

Foreign government bonds – Valued by the trustees using various pricing services of financial institutions.

Debt securities – Valued by the trustee at year-end using various pricing services of financial institutions, including Interactive Data Corporation, Standard & Poor’s and Telekurs.

Equity securities – Valued at the closing price reported on the active market on which the security is traded.

Fixed insurance contract – Valued at the present value of the guaranteed payment streams.

Investment contracts – Valued at the total cost of annuity contracts purchased, adjusted for market differences from the date of purchase to year-end.

Collective trusts – Valued at the net asset value provided by the administrator of the fund. The net asset value is based on the value of the underlying assets owned by the fund, minus its liabilities, divided by the number of units outstanding.

The fair value of the plan assets by category is summarized below (dollars in thousands):

	December 31, 2010				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. Plan Assets
Cash and cash equivalents	$719	0	0	$719	$1,001	0	0	$1,001
Debt securities	25,684	0	0	25,684	0	0	0	0
Equity securities	59,493	0	0	59,493	0	0	0	0
Collective trusts	0	0	0	0	0	$79,934	0	79,934

Total	$85,896	0	0	$85,896	$1,001	$79,934	0	$80,935
International Plan Assets
Cash and cash equivalents	$772	0	0	$772	$96	0	0	$96
Foreign government bonds	0	$1,165	0	1,165	0	1,022	0	1,022
Investment contracts	0	0	$45,094	45,094	0	0	$56,114	56,114
Fixed insurance contracts	0	0	1,743	1,743	0	0	8,728	8,728

Total	$772	$1,165	$46,837	$48,774	$96	$1,022	$64,842	$65,960

The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy for international plan pension assets for the years ended December 31, 2010 and 2011 (dollars in thousands):

	Investment Contracts	Fixed Insurance Contracts
Balance at January 1, 2010	$42,954	$1,519
Unrealized gains	2,509	203
Purchases	2,099	210
Distributions	(2,468)	(189)

Balance at December 31, 2010	45,094	1,743
Gain / currency impact	13,110	6,985
Distributions	(2,090)	0

Balance at December 31, 2011	$56,114	$8,728

We annually re-evaluate assumptions and estimates used in projecting pension assets, liabilities and expenses. These assumptions and estimates may affect the carrying value of pension assets, liabilities and expenses in our Consolidated Financial Statements. Assumptions used to determine net pension costs and projected benefit obligations are:

	Pension Benefit Obligations At December 31,
	2010	2011
Weighted average assumptions to determine benefit obligations:
Discount rate	4.98%	4.06%
Rate of compensation increase	3.02%	2.44%

	Pension Benefit Obligations At December 31,
	2010	2011
Weighted average assumptions to determine net cost:
Discount rate	5.67%	4.98%
Expected return on plan assets	7.17%	6.74%
Rate of compensation increase	3.62%	3.02%

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

The rate of compensation increase assumption is generally based on salary increases.

Plan Assets. The following table presents our retirement plan weighted average asset allocations at December 31, 2011, by asset category:

	Percentage of Plan Assets at December 31, 2011
	US	Foreign
Equity securities	61%	0%
Fixed income, debt securities, or cash	39%	100%

Total	100%	100%

Investment Policy and Strategy. The investment policy and strategy of the U.S. plan is to invest approximately 62% in equities and approximately 38% in fixed income securities. The plan can be invested up to 80% in equities, including shares of our common stock. Rebalancing is undertaken monthly. To the extent we maintain plans in other countries, target asset allocation is 100% fixed income investments. For each plan, the investment policy is set within both asset return and local statutory requirements.

The following table presents our retirement plan weighted average target asset allocations at December 31, 2011, by asset category:

	Percentage of Plan Assets at December 31, 2011
	US	Foreign
Equity securities	62%	0%
Fixed Income	38%	100%

Total	100%	100%

Information for our pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2010 and 2011 follows:

	2010		2011
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Accumulated benefit obligation	$134,691	$51,213	$144,809	$72,075
Fair value of plan assets	85,896	45,866	80,935	64,938

Information for our pension plans with a projected benefit obligation in excess of plan assets at December 31, 2010 and 2011 follows:

	2010		2011
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Projected benefit obligation	$134,691	$53,181	$144,809	$73,217
Fair value of plan assets	85,896	47,031	80,935	65,960

Following is our projected future pension plan cash flow by year:

	U.S.	Foreign
	(Dollars in thousands)
Expected contributions in 2012:
Expected employer contributions	$11,137	$2,087
Expected employee contributions	0	0
Estimated future benefit payments reflecting expected future service for the years ending December 31:
2012	9,418	3,102
2013	9,527	3,086
2014	9,430	3,783
2015	9,329	3,294
2016	9,344	3,833
2017-2021	47,184	19,696

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

The components of our consolidated net postretirement costs are set forth in the following table.

	For the Year Ended December 31,
	2009		2010		2011
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Service cost	$10	$179	$0	$163	0	$178
Interest cost	1,032	981	685	1,074	583	1,064
Amortization of prior service (credit) cost	0	(175)	0	(193)	0	(201)
Curtailment gain	(644)	0	0	0	0	0
Mark-to-market loss (gain)	1,570	117	(3,163)	1,121	(219)	1,538

	$1,968	$1,102	$(2,478)	$2,165	$364	$2,579

The primary driver of the mark-to-market loss in 2011 was a decrease in the discount rate due to lower interest rates.

Amounts recognized in other comprehensive income are:

	For the Year Ended December 31,
	2009		2010		2011
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Amortization of prior service cost	$0	$175	$0	$193	$0	$201
Amortization of initial net asset	0	0	0	0	0	0
Effect of exchange rates	0	(414)	0	(131)	0	49

Total recognized in other comprehensive income	$0	$(239)	$0	$62	$0	$250

Total recognized in net post retirement cost (benefit) and other comprehensive income	$1,968	$863	$(2,478)	$2,227	$364	$2,829

We estimate that in 2012 our postretirement costs will include amortization of $0.2 million of prior service credit from stockholders’ equity.

The reconciliation of beginning and ending balances of benefit obligations under, fair value of assets of, and the funded status of, our postretirement plans is set forth in the following table:

	Postretirement Benefits at December 31,
	2010		2011
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Changes in Benefit Obligation:
Net benefit obligation at beginning of year	$17,493	$15,291	$14,475	$17,773
Service cost	0	163	0	178
Interest cost	685	1,074	583	1,064
Foreign currency exchange rates	0	1,275	0	(1,791)
Actuarial loss (gain)	(3,164)	1,051	(219)	1,625
Gross benefits paid	(539)	(1,081)	(523)	(1,257)

Net benefit obligation at end of year	$14,475	$17,773	$14,316	$17,592

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$0	$0	$0	$0
Employer contributions	539	1,081	523	1,257
Gross benefits paid	(539)	(1,081)	(523)	(1,257)

Fair value of plan assets at end of year	$0	$0	$0	$0

Funded status:	$(14,475)	$(17,773)	$(14,316)	$(17,592)

Amounts recognized in accumulated other comprehensive loss:
Prior service credit	$0	$2,604	$0	$2,354

Amounts recognized in the statement of financial position:
Current liabilities	$(1,548)	$(1,145)	$(1,512)	$(1,077)
Non-current liabilities	(12,927)	(16,628)	(12,803)	(16,515)

Net amount recognized	$(14,475)	$(17,773)	$(14,315)	$(17,592)

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

	Postretirement Benefit Obligations At December 31,
	2010	2011
Weighted average assumptions to determine benefit obligations:
Discount rate	5.52%	4.94%
Health care cost trend on covered charges:
Initial	6.68%	7.68%
Ultimate	5.66%	5.71%
Years to ultimate	7	4

	Postretirement Benefit Costs At December 31,
	2010	2011
Weighted average assumptions to determine net cost:
Discount rate	5.96%	5.52%
Health care cost trend on covered charges:
Initial	6.68%	6.68%
Ultimate	5.61%	5.66%
Years to ultimate	1	1

Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement benefits. A one-percentage point change in assumed health care cost trend rates would have the following effects at December 31, 2011:

	One Percentage Point Increase		One Percentage Point Decrease
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Effect on total service cost and interest cost components	$8	$146	$(7)	$(117)
Effect on benefit obligations	$196	$1,240	$(159)	$(1,017)

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

The following table represents projected future postretirement cash flow by year:

	U.S.	Foreign
	(Dollars in thousands)
Expected contributions in 2012:
Expected employer contributions	$1,512	$1,104
Expected employee contributions	0	0
Estimated future benefit payments reflecting expected future service for the years ending December 31:
2012	1,512	1,104
2013	1,500	1,111
2014	1,464	1,119
2015	1,392	1,123
2016	1,317	1,119
2017-2021	4,971	15,811

Other Non-Qualified Benefit Plans

Since January 1, 1995, we have established various unfunded, non-qualified supplemental retirement and deferred compensation plans for certain eligible employees. We established benefits protection trusts (collectively, the “Trust”) to partially provide for the benefits of employees participating in these plans. At December 31, 2010 and December 31, 2011, the Trust had assets of approximately $4.3 million and $4.2 million, respectively, which are included in other assets on the

Consolidated Balance Sheets. These assets include 75,807 shares of common stock that we contributed to the Trust. These shares, if later sold, could be used for partial funding of our future obligations under certain of our compensation and benefit plans. The shares held in Trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be sold or otherwise used for funding purposes.

Savings Plan

Our employee savings plan provides eligible employees the opportunity for long-term savings and investment. The plan allows employees to contribute up to 5% of pay as a basic contribution and an additional 45% of pay as supplemental contribution. For 2009, 2010 and 2011, we contributed on behalf of each participating employee, in units of a fund that invests entirely in our common stock, 100% on the first 3% contributed by the employee and 50% on the next 2% contributed by the employee. We contributed 258,436 shares in 2009, resulting in an expense of $2.5 million; 175,530 shares in 2010, resulting in an expense of $2.7 million; and 186,237 shares in 2011, resulting in an expense of $3.3 million.

(13) Management Compensation and Incentive Plans

Stock-Based Compensation

We have historically maintained several stock incentive plans. The plans permitted the granting of options, restricted stock and other awards. At December 31, 2011, the aggregate number of shares authorized under the plans since their initial adoption was 23,300,000.

Stock-Based Compensation

For the twelve months ended December 31, 2009, 2010 and 2011, we recognized $3.2 million, $7.4 million and $9.0 million, respectively, in stock-based compensation expense. A majority of the expense, $3.1 million, $6.8 million and $7.9 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statements of Income, with the remainder recorded as cost of sales and research and development. We expect our stock-based compensation expense to approximate $11.1 million in 2012.

As of December 31, 2011, the total compensation expense related to non-vested restricted stock and stock options not yet recognized was $23.6 million which will be recognized over the weighted average life of 1.7 years.

In December 2011, the 2011 Long-Term Incentive Plan (“2011 LTIP”) under our 2005 Equity Incentive Plan was approved. Under 2011 LTIP we granted 386,660 stock options with an exercise price of $13.89; 193,270 restricted share units; and up to 518,280 performance shares, which represent the right to receive shares contingent upon the achievement of one or more performance measures. The options vest as to one-third of the grant on each of the next three grant date anniversaries and expire ten years from the grant date. The restricted share units vest as to one-third of the grant on each of the next three grant date anniversaries. Performance shares are earned based on our ranking of revenue and EBITDA (earnings before interest, taxes depreciation and amortization) growth compared to a target peer group for a three year period beginning January 1, 2012. Compensation for performance shares can fluctuate based on our relative performance to the peer group as well as how we perform to the targets. Performance shares earned will vest on March 31, 2015, provided the participant is still be employed by us on that date.

Accounting for Stock-Based Compensation

Restricted Stock and Performance Shares. Compensation expense for restricted stock and performance share awards is based on the closing price of our common stock on the date of grant, less our assumptions of dividend yield and expected forfeitures or cancellations of awards throughout the vesting period, which generally range between one and three years. The weighted average grant date fair value of restricted stock and performance shares was approximately $17.80 and $16.37 per share at December 31, 2010 and 2011, respectively.

Restricted stock and performance share awards activity under the plans for the year ended December 31, 2011, was:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2011	1,338,053	$15.91
Granted	872,021	16.67
Vested	(240,485)	17.29
Forfeited/canceled/expired	(244,431)	17.92

Outstanding at December 31, 2011	1,725,158	$15.82

During the year ended December 31, 2011, we granted 872,021 shares of restricted stock and performance shares to certain directors, officers and employees at prices ranging from $13.09 to $23.69. Of the total shares granted, 300,817 will vest over a three year period, with one-third of the shares vesting on the anniversary date of the grant in each of the next three years. An additional 259,140 shares will vest over a 39 month period, subject to performance multipliers, based on company performance against a peer group. The remaining shares vest over periods ranging from one to three years. Unvested shares granted to each employee also vest upon the occurrence of a change in control, as defined. Unvested shares are forfeited based on the terms of the award.

Stock Options. Compensation expense for stock options is based on the estimated fair value of the option on the date of the grant. We calculate the estimated fair value of the option using the Black-Scholes option-pricing model. During 2009, we granted 227,300 options to certain of our directors, officers and employees. The weighted-average fair value of the options granted in 2009 was $10.35. During 2010, we granted 252,900 options to certain of our directors, officers and employees. The weighted-average fair value of the options granted in 2010 was $11.57. During 2011, we granted 420,460 options to certain of our officers and employees. The weighted-average fair value of the options granted in 2011 was $10.71. The weighted average assumptions used in our Black-Scholes option-pricing model for options granted in 2009, 2010 and 2011 are:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2010	For the Year Ended December 31, 2011
Dividend yield	0%	0%	0%
Expected volatility	69.72% - 70.61%	64.53% - 69.76%	57.75% - 58.83%
Risk-free interest rate	2.57% - 3.25%	1.43% - 3.08%	0.85% - 2.24%
Expected term in years	5.5 – 6 years	6 years	6 years

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

Expected Term In Years. The expected life of awards granted represents the time period that the awards are expected to be outstanding. We determined the expected term of the grants using the “simplified” method as described by the SEC, since we do not have a history of stock option awards to provide a reliable basis for estimating such.

Stock option activity under the plans for the year ended December 31, 2011 was:

	Number of Shares	Weighted- Average Exercise Price
Outstanding unvested at January 1, 2011	1,274,107	$11.96
Granted	420,460	14.35
Forfeited/canceled/expired	(50,666)	18.30
Exercised	(316,814)	9.14

Outstanding at December 31, 2011	1,327,087	$13.15

Options outstanding at December 31, 2011, have a weighted average remaining contractual life of 7.3 years, a weighted average remaining vesting period of 1.7 years, and an aggregate intrinsic value of $2.8 million. The intrinsic value of options exercised for the year ended December 31, 2011 was $2.6 million.

Stock options outstanding and exercisable under our plans at December 31, 2011 are:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$2.83 to $22.57	1,327,087	7.3	$8.05	700,286	$10.86

At December 31, 2011, we have 940,427 options vested and expected to vest in the next year. Options exercisable at December 31, 2011, have a weighted-average contractual life of 5.4 years and an aggregate intrinsic value of $2.8 million.

Incentive Compensation Plans

We have a global incentive program for our worldwide salaried and hourly employees, the Incentive Compensation Program (the “ICP”), which includes a shareholder-approved executive incentive compensation plan. The ICP is based primarily on earnings before income taxes and achieving cash flow targets and, to a lesser extent, strategic targets. The balance of our accrued liability for ICP was $16.8 million and $0.5 at December 31, 2010 and 2011, respectively.

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

Product Warranties

We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid amounted to $2.7 million at December 31, 2010 and $1.5 million at December 31, 2011. The following table presents the activity in this accrual for the year ended December 31, 2011:

(Dollars in Thousands)
Balance at December 31, 2010	$2,653
Product warranty charges/adjustments	(365)
Payments and settlements	(757)

Balance at December 31, 2011	1,531

(15) Income Taxes

The following table summarizes the U.S. and non-U.S. components of income (loss) before provision (benefit) for income taxes:

	For the Year Ended December 31,
	2009	2010	2011
	(Dollars in thousands)
U.S.	$(50,781)	$32,539	$32,877
Non-U.S.	89,191	141,026	110,414

	$38,410	$173,565	$143,291

Income tax expense (benefit) consists of the following:

	For the Year Ended December 31,
	2009	2010	2011
	(Dollars in thousands)
U.S income taxes:
Current	$18,373	$6,307	$16,988
Deferred	(9,894)	(29,060)	(46,379)

	8,479	(22,753)	(29,391)

Non-U.S. income taxes:
Current	14,617	21,638	18,173
Deferred	(394)	20	1,325

	14,223	21,658	19,498

Total income tax expense (benefit)	$22,702	$(1,095)	$(9,893)

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before provision (benefit) for income taxes as set forth in the following table:

	For the Year Ended December 31,
	2009	2010	2011
	(Dollars in thousands)
Tax at statutory U.S. federal rate	$13,444	$60,748	$50,152
U.S. valuation allowance, net	20,350	(42,393)	(45,989)
State taxes, net of federal tax benefit	53	337	474
U.S. tax return adjustments to estimated taxes	(2,598)	3,311	(455)
Non-controlling interest gain	0	(3,345)	0
Nondeductible expenses acquisition costs	0	5,324	0
Establishment (resolution) of uncertain tax positions	6,141	(1,151)	1,507
U.S. tax impact of foreign earnings, net of foreign tax credits	4,532	(19,107)	(14,450)
Non-U.S. tax exemptions, holidays and credits	(5,147)	(4,781)	(2,535)
Worthless stock deduction	(14,067)	0	0
Other	(6)	(38)	1,403

Total income tax expense (benefit)	$22,702	$(1,095)	$(9,893)

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2010, and December 31, 2011 are set forth in the following table:

	At December 31,
	2010	2011
	(Dollars in thousands)
Deferred tax assets:
Postretirement and other employee benefits	$46,384	$48,209
Foreign tax credit and other carryforwards	85,342	57,428
Capitalized research and experimental costs	2,670	1,712
Environmental reserves	5,021	3,935
Inventory adjustments	5,146	11,202
Capital loss	3,253	3,226
Other	7,899	7,148

Total gross deferred tax assets	155,715	132,860
Less: valuation allowance	(74,945)	(25,509)

Total deferred tax assets	80,770	107,351

Deferred tax liabilities:
Fixed assets	$87,610	$90,552
Debt discount amortization	15,269	12,563
Inventory	3,950	5,575
Unrealized foreign currency exchange gain	2,227	560
Goodwill and acquired intangibles	32,212	13,240
Other	1,424	730

Total deferred tax liabilities	142,692	123,220

Net deferred tax liability	$61,922	$15,869

Deferred income tax assets and liabilities are classified on a net current and non-current basis within each tax jurisdiction. Net current deferred income tax assets are included in prepaid expenses and other current assets in the amount of $7.2 million at December 31, 2010 and $14.7 million at December 31, 2011. Net non-current deferred tax assets are separately stated as deferred income taxes in the amount of $6.7 million at December 31, 2010 and $7.9 million at December 31, 2011. Net current deferred tax liabilities are included in accrued income and other taxes in the amount of $3.5 million at December 31, 2010 and $6.3 million at December 31, 2011. Net non-current deferred tax liabilities are separately stated as deferred income taxes in the amount of $72.3 million at December 31, 2010 and $32.2 million at December 31, 2011.

We have assessed the need for valuation allowances against deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Valuation allowance of $49.4 million was released in 2011. Of this amount, $22.9 million of this release was attributable to current year income. An additional amount was released after considering all available evidence in assessing the need for a valuation allowance, including the review of existing level of profitability and recently available projections of future taxable income, which are comparable with current year results. Based on this assessment, we have released an additional $26.5 million of valuation allowance relating to the associated attributes, primarily foreign tax credit carryforwards, that are expected to be utilized in future years.

Until we determine that it is more likely than not that we will generate sufficient jurisdictional taxable income to realize our other deferred income tax assets, these assets will continue to be fully reserved.

Valuation allowance activity for the years ended December 31, 2009, 2010 and 2011 is as follows:

	For the year ended December 31,
	2009	2010	2011
	(Dollars in thousands)
Balance at January 1	$42,900	$106,831	$74,945
(Credited) / charged to income	20,499	(11,366)	(49,403)
Acquisition accounting	0	(30,333)	0
Translation adjustment	1,721	528	(391)
Changes attributable to movement in underlying assets	41,711	9,397	358
Other	0	(112)	0

Balance at December 31	$106,831	$74,945	$25,509

We have total foreign tax credit carryforwards of $33.2 million at December 31, 2011. Of these tax credit carryforwards, $3.2 million expires in 2012, $1.5 million expires in 2013, $1.1 million expires in 2014, $3.7 million expires in 2015, and $23.7 million expires in 2016.

In addition, we have state carryforwards on a gross tax effected basis of $12.7 million, which can be carried forward from 5 to 20 years. Historically, a full valuation allowance position existed on state net operating loss carryforward deferred tax assets. We have assessed the need for valuation allowances against deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance, including existing level of profitability and recently available projections of future taxable income, which are comparable with current year results. Based on this assessment, we released valuation allowance of $1.1 million in 2011, relating to the carryforwards that are expected to be utilized in future years through the generation of future state taxable income.

Based upon the levels of historical state taxable income and projections of future state taxable income over the periods during which the other state carryforwards are utilizable, we do not believe it is more likely than not that we will realize the tax benefits of these deferred tax assets. Until we determine that we will generate sufficient jurisdictional taxable income to realize our other state deferred tax assets, these assets will continue to be fully reserved.

The amount of state net operating loss carryforwards reflected in the table above has been reduced by $1.3 million as a result of unrealized stock option deductions.

We have non-U.S. loss and tax credit carryforwards on a gross tax effected basis of $13.0 million, which can be carried forward from 5 years to indefinitely.

As of December 31, 2011, we had unrecognized tax benefits of $16.2 million, the majority of which, if recognized, would have a favorable impact on our effective tax rate. We have elected to report interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties were $0.3 million as of December 31, 2009, $0.3 million as of December 31, 2010 and $0.6 million as of December 31, 2011. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2009	2010	2011
	(Dollars in thousands)
Balance at January 1	$10,779	$20,656	$13,719
Additions based on tax positions related to the current year	217	0	0
Additions for tax positions of prior years	13,882	15,205	3,910
Reductions for tax positions of prior years	(3,705)	(20,660)	(165)
Lapse of statutes of limitations	(580)	(1,183)	(627)
Foreign currency impact	63	(299)	(49)

Balance at December 31	$20,656	$13,719	$16,788

We anticipate that $0.2 million of the amount of unrecognized tax benefits may be reversed within the next twelve months due to settlements and the expiration of statutes of limitation.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are currently under federal audit in the U.S. for tax years 2008 and 2009. All U.S. tax years prior to 2008 are closed by statute or have been audited and settled with the domestic tax authorities. We are also under audit in Switzerland for federal, cantonal, and communal taxes for the fiscal years ended 2006 – 2009, and in Italy for our 2006 tax year. All other non-U.S. jurisdictions are still open to examination beginning after 2005.

We have not provided for U.S. income taxes or foreign withholding taxes on the December 31, 2011, undistributed earnings of our foreign subsidiaries which are considered to be permanently reinvested. These earnings would be taxable upon the sale or liquidation of the foreign subsidiaries, or upon the remittance of dividends. The measurement of the unrecognized U.S. income taxes, if any, that may be associated with these undistributed earnings, is not practicable.

(16) Earnings Per Share

The following table shows the information used in the calculation of our basic and diluted earnings per share as of December 31:

	At December 31,
	2009	2010	2011
	(Dollars in thousands)
Weighted average common shares outstanding for basic calculation	119,706,641	122,620,950	145,156,045
Add: Effect of stock options and restricted stock	1,026,217	831,615	1,246,241

Weighted average common shares outstanding for diluted calculation	120,732,858	123,452,565	146,402,286

The weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 281,172 shares in 2009, 453,700 shares in 2010 and 226,897 shares in 2011 because the exercise of these options would have been anti-dilutive due to their exercise prices being in excess of the weighted average market price of our common stock for each of the applicable periods.

(17) Accumulated Other Comprehensive Loss

The balance in our accumulated other comprehensive loss is set forth in the following table:

	For year ended December 31,
	2010	2011
	(Dollars in thousands)
Foreign currency translation adjustments	$239,080	$271,282
Unrealized (gains) on securities, net of tax of $375 and $1,714, respectively	(1,039)	(7,072)
Prior service costs	(2,283)	(2,273)

Total accumulated comprehensive loss	$235,758	$261,937

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Item 9B.	Other Information

Not applicable.

PART III

Items 10	to 14 (inclusive).

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 will appear in the GrafTech International Ltd. Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2012, which will be filed on April 12, 2012 pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934).

The information set forth below is provided as required by Item 10 and the listing standards of the NYSE.

The following table sets forth information with respect to our current executive officers and directors, including their ages, as of February 15, 2012. There are no family relationships between any of our executive officers.

Name	Age	Position
Craig S. Shular	59	Chief Executive Officer, President, and Chairman of the Board
Lindon G. Robertson	50	Vice President and Chief Financial Officer
Petrus J. Barnard	62	Vice President and President, Industrial Materials
Joel L. Hawthorne	47	Vice President and President, Engineered Solutions
John D. Moran	53	Vice President and General Counsel, Secretary

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

Lindon G. Robertson became Vice President and Chief Financial Officer in July 2011. He joined GrafTech from IBM Corporation (IBM), where he had a twenty-seven year career in finance and international business. During his tenure at IBM, Mr. Robertson held multiple senior financial leadership roles, including responsibility for IBM’s hardware business, which exceeds $20 billion in revenue. He also held international assignments in China and Japan, totaling 10 years. Mr. Robertson has an undergraduate degree in accounting from the University of Texas, an MBA from the University of North Carolina and is a Certified Public Accountant.

Petrus J. Barnard became President of Industrial Materials in February 2008, and became a Vice President in April 2005. He was the President of Graphite Electrodes from April 2005 until January 2008. From April 2003 to March 2005 he served as President, Advanced Carbon Materials. He served as Executive Vice President, Graphite Power Systems, from March 2000 to March 2003. He began his career with us in 1972 when he joined our South Africa subsidiary where he served as Managing Director from 1991 to 1994. From November 1994 to September 1997, he was the Director of Operations for Europe and South Africa, based in France. In 1997 through 2000, he was the Director of Operations for the Americas. He is a graduate of University of Potchefstroom — South Africa with a B.S. Sciences degree and an MBA. He also holds a Ph.D. from Rand Afrikaans University.

Joel L. Hawthorne became President, Engineered Solutions in March 2011. Mr. Hawthorne joined GrafTech as Director of Investor Relations in August 1999. In January 2001, he was appointed Director of Electrode Sales & Marketing, Americas and, in October 2005, he was appointed Director Worldwide Marketing and Americas Sales. In January 2009, he was appointed Vice President, Global Marketing & Sales for Industrial Materials with responsibility for all aspects of worldwide marketing and sales for the segment. Mr. Hawthorne holds a Bachelor of Science degree in Accounting and a Master of Science degree in Business Education from the University of Akron.

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

Exhibit Number	Description of Exhibit
2.10.0(21)

Agreement and Plan of Merger, dated as of April 28, 2010, by and among GrafTech International Ltd., GrafTech Holdings Inc., GrafTech Delaware III Inc., C/G Electrodes, LLC, and certain members of C/G Electrodes, LLC.

3.1.0(23)	Amended and Restated Certificate of Incorporation of GrafTech International Ltd. Dated November 30, 2010.
3.2.0(23)	Amended and Restated By-Laws of GrafTech International Ltd. dated November 30, 2010.
10.1.0(26)

Amended and Restated Credit Agreement dated as of October 7, 2011 among GrafTech International Ltd., GrafTech Finance Inc., GrafTech Switzerland S.A., the LC Subsidiary from time to time party thereto, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank.

10.1.1(26)

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

10.1.2(26)

Reaffirmation Agreement dated as of October 7, 2011 among GrafTech International Ltd., GrafTech Finance Inc., GrafTech Switzerland, S.A., the Subsidiaries party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent.

10.1.3(21)

Amended and Restated Guarantee Agreement dated as of April 28, 2010 made by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., and the other subsidiaries of GrafTech International Ltd. from time to time party thereto, in favor of JP Morgan Chase Bank, N.A., as Collateral Agent for the Secured Parties

10.1.4(21)

Amended and Restated Security Agreement dated as of April 28, 2010 made by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., and the other subsidiaries of GrafTech International Ltd. from time to time party thereto, in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.

10.1.5(21)

Amended and Restated Indemnity, Subrogation and Contribution Agreement dated as of April 28, 2010 among GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., each of the other domestic subsidiaries of GrafTech International Ltd. from time to time party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.

10.1.6(21)

Amended and Restated Pledge Agreement dated as of April 28, 2010 made by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., and the other subsidiaries of GrafTech International Ltd. from time to time party thereto, in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.

10.1.7(21)	Pledge Agreement dated as of April 28, 2010 made by GrafTech Switzerland S.A., in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.
10.1.8(21)

Amended and Restated Intellectual Property Security Agreement dated as of April 28, 2010 made by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., and the other subsidiaries of GrafTech International Ltd. from time to time party thereto, in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.

10.1.9(21)	Swiss Security Agreement dated April 28, 2010 between GrafTech Switzerland S.A., as Assignor, and JPMorgan Chase Bank, N.A., as Assignee.
10.1.10(26)

Confirmation and Amendment Agreement dated 7 October 2011 relating to the Swiss Security Agreement dated April 28, 2010 between Graftech Switzerland SA as Assignor and JPMorgan Chase Bank, N.A. as Assignee.

Exhibit Number	Description of Exhibit
10.1.11(21)

Form of LC Subsidiary Agreement among GrafTech Finance Inc. or GrafTech Switzerland S.A., as the Applicable Borrower, the applicable LC Subsidiary and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.2.0(8)	Form of Restricted Stock Unit Agreement.
10.3.0(14)	Forms of Restricted Stock Agreement (2005 LTIP Version).
10.3.1(16)	Form of Amendment to Restricted Stock Agreements 2005-2007 (2005 LTIP Version).
10.4.0(17)	Form of Performance Share Award Agreement (2008 Version)
10.5.0(19)	Form of Long Term Incentive Plan Award Agreement (2009 Version)
10.5.1(27)	Form of Long Term Incentive Plan Award Agreement (2010 Version)
10.5.2(27)	Form of Long Term Incentive Plan Award Agreement (2011 Version)
10.6.0(9)	GrafTech International Ltd. Management Stock Incentive Plan (Senior Version) as amended and restated through July 31, 2003.
10.7.0(10)	GrafTech International Ltd. Incentive Compensation Plan, effective January 1, 2003.
10.7.1(16)	Amendment No. 1 GrafTech International Ltd. Incentive Compensation Plan dated December 29, 2008.
10.8.0(11)	Form of Restricted Stock Agreement (Standard Form).
10.9.0(16)	GrafTech International Holdings Inc. Compensation Deferral Program as amended and restated (December 29, 2008).
10.10.0(27)	Amended and Restated GrafTech International Ltd. 2005 Equity Incentive Plan.
10.11.0(8)	Form of Severance Compensation Agreement for senior management (U.S. 2.99 Version).
10.11.1(16)	Form of IRS 409A Amendment to Severance Compensation Agreement for senior management (December 2008 U.S. 2.99 Version).
10.11.2(25)	Form of Severance Compensation Agreement for senior management (U.S. 2.99 Version – Revised)
10.12.0(8)	Form of Severance Compensation Agreement for senior management (December 2008 International 2.99 Version).
10.12.1(16)	Form of IRS 409A Amendment to Severance Compensation Agreement for senior management (December 2008 International 2.99 Version).
10.13.0(14)	Form of Non-qualified Stock Option Agreement
10.14.0(24)

Agreement effective as of January 1, 2011 between and among ConocoPhillips Company and GrafTech International Holdings Inc. and Graftech Switzerland S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC).

10.14.1(24)

Agreement effective as of January 1, 2011 among ConocoPhillips Limited (successor to ConocoPhillips (I.K.) Limited) and Graftech Switzerland S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC).

10.15.1(14)	Form of Terms and Conditions of Sale to standard contract of sale (2007 revision)
10.16.0(13)

Technology License Agreement, dated as of December 5, 2006, among GrafTech International Ltd., UCAR Carbon Company Inc., Alcan France, and Carbone Savoie (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.17.0(24)	Form of Indemnification Agreement with Directors and Executive Officers.
10.18.0(18)	Executive Incentive Compensation Plan
10.19.0(23)	Form of Senior Subordinated Promissory Note. issued pursuant to April 28, 2010 Agreements and Plans of Merger.
10.20.0(23)

Form of Registration Rights and Stockholders’ Agreement, dated as of November 30, 2010, by and among GrafTech International Ltd. and each of the stockholders party thereto entered into pursuant to April 28, 2010 Agreements and Plans of Merger.

21.1.0(27)	List of subsidiaries of GrafTech International Ltd.

Exhibit Number	Description of Exhibit
23.1.0(27)	Consent of PricewaterhouseCoopers LLP.
24.1.0(27)	Powers of Attorney. (Included on Signatures pages)
31.1.0(27)	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer and President.
31.2.0(27)	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Lindon G. Robertson, Vice President and Chief Financial Officer.
32.1.0(27)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President.
32.2.0(27)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Lindon G. Robertson, Vice President and Chief Financial Officer.
101	INS XBRL Instance Document
101	SCH XBRL Taxonomy Extension Schema Document
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101	DEF XBRL Taxonomy Extension Definition Linkbase Document
101	LAB XBRL Taxonomy Extension Label Linkbase Document
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document
10.19(23)	Form of Senior Subordinated Promissory Note. issued pursuant to April 28, 2010 Agreements and Plans of Merger.

(1)	Incorporated by reference to the Registration Statement of GrafTech International Ltd. and GrafTech Global Enterprises Inc. on Form S-1 (Registration No. 33-84850).
(2)	Incorporated by reference to the Quarterly Report of the registrant on Form l0-Q for the quarter ended March 31, 1996 (File No. 1-13888).
(3)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1998 (File No. 1-13888).
(4)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13888).
(5)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2001 (File No. 1-3888).
(6)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2004 (File No. 1-13888).
(7)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-13888).
(8)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2005 (File No. 1-13888).
(9)	Incorporated by reference to the Registration Statement of the registrant on Form S-3 (Registration No. 333-108039).
(10)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-13888).
(11)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on September 6, 2005 (File No. 1-13888).
(12)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13888).
(13)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2006 (File No. 1-13888).

(14)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2007 (File No. 1-13888).
(15)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-13888).
(16)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2008 (File No. 1-13888).
(17)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-13888).
(18)	Incorporated by reference to the Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders of the registrant (File No. 1-13888).
(19)	Incorporated by reference to the Annual Report of GrafTech International Ltd. on Form 10-K for the year ended December 31, 2009 (File No. 1-13888).
(20)	Incorporated by reference to Amendment No. 1 to the Annual Report of GrafTech International Ltd. on Amendment No.1 to Form 10-K for the year ended December 31, 2009 (File No. 1-13888).
(21)	Incorporated by reference to the Registration Statement of GrafTech Holdings Inc. on Form S-4 (Registration No. 167446) filed June 10, 2010.
(22)	Incorporated by reference to Amendment No. 1 to the Registration Statement of GrafTech Holdings Inc. on Form S-4 (Registration No. 167446) filed August 19, 2010.
(23)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on November 30, 2010 (File No. 1-13888).
(24)	Incorporated by reference to the Annual Report of GrafTech International Ltd. on Form 10-K for the year ended December 31, 2010 (File No. 1-13888).
(25)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 1-13888).
(26)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-13888).
(27)	Filed herewith.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.5.1	Form of Long Term Incentive Plan Award Agreement (2010 Version)

10.5.2	Form of Long Term Incentive Plan Award Agreement (2011 Version)

10.10.0	Amended and Restated GrafTech International Ltd. 2005 Equity Incentive Plan

21.1.0	List of subsidiaries of GrafTech International Ltd.

23.1.0	Consent of PricewaterhouseCoopers LLP

24.1.0	Powers of Attorney (Included on Signatures pages)

31.1.0	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer and President.

31.2.0	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Lindon G. Robertson, Vice President and Chief Financial Officer .

32.1.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President.

32.2.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Lindon G. Robertson, Vice President and Chief Financial Officer .

101	INS XBRL Instance Document

101	SCH XBRL Taxonomy Extension Schema Document

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF XBRL Taxonomy Extension Definition Linkbase Document

101	LAB XBRL Taxonomy Extension Label Linkbase Document

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.

February 23, 2012	By:	/s/ CRAIG S. SHULAR
Craig S. Shular

	Title:	Chief Executive Officer, President, and Chairman of the Board

	By:	/s/ LINDON G. ROBERTSON
Lindon G. Robertson
	Title:	Vice President and Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Craig S. Shular and Lindon G. Robertson, and each of them individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, and hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ CRAIG S. SHULAR Craig S. Shular	Chief Executive Officer, President, and Chairman of the Board (Principal Executive Officer)	February 23, 2012

/s/ LINDON G. ROBERTSON Lindon G. Robertson	Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2012

/s/ RANDY W. CARSON Randy W. Carson	Director	February 23, 2012

/s/ MARY B. CRANSTON Mary B. Cranston	Director	February 23, 2012

/s/ HAROLD E. LAYMAN Harold E. Layman	Director	February 23, 2012

Signatures	Title	Date

/s/ FERRELL P. MCCLEAN Ferrell P. McClean	Director	February 23, 2012

/s/ NATHAN MILIKOWSKY Nathan Milikowsky	Director	February 23, 2012

/s/ MICHAEL C. NAHL Michael C. Nahl	Director	February 23, 2012

/s/ STEVEN R. SHAWLEY Steven R. Shawley	Director	February 23, 2012