Form 10-Q
period 2012-03-31
GRAFTECH INTERNATIONAL LTD
filed 2012-04-26
CIK 931148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2012

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

As of April 10, 2012, 143,881,580 shares of common stock, par value $.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data) (Unaudited)

	At December 31, 2011	At March 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$12,429	$12,817
Accounts and notes receivable, net of allowance for doubtful accounts of $4,153 at December 31, 2011 and $4,525 at March 31, 2012	253,151	189,915
Inventories	444,062	555,045
Prepaid expenses and other current assets	22,308	28,945

Total current assets	731,950	786,722

Property, plant and equipment	1,431,432	1,479,993
Less: accumulated depreciation	654,548	680,784

Net property, plant and equipment	776,884	799,209
Deferred income taxes	7,931	7,643
Goodwill	498,681	499,097
Other assets	152,920	147,030

Total assets	$2,168,366	$2,239,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,280	$71,588
Short-term debt	14,168	11,155
Accrued income and other taxes	44,330	38,889
Supply chain financing liability	29,930	24,667
Other accrued liabilities	114,545	113,715

Total current liabilities	277,253	260,014

Long-term debt	387,624	443,187
Other long-term obligations	131,300	127,113
Deferred income taxes	32,245	36,743
Contingencies – Note 13
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	0	0
Common stock, par value $.01, 225,000,000 shares authorized, 149,861,081 shares issued at December 31, 2011 and 150,307,298 shares issued at March 31, 2012	1,499	1,503
Additional paid-in capital	1,798,161	1,802,951
Accumulated other comprehensive loss	(261,937)	(250,409)
Accumulated deficit	(50,757)	(33,228)
Less: cost of common stock held in treasury, 6,265,114 shares at December 31, 2011 and 6,355,802 at March 31, 2012	(146,041)	(147,225)
Less: common stock held in employee benefit and compensation trusts, 75,807 shares at December 31, 2011 and 73,595 shares at March 31, 2012	(981)	(948)

Total stockholders’ equity	1,339,944	1,372,644

Total liabilities and stockholders’ equity	$2,168,366	$2,239,701

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2011	2012
CONSOLIDATED STATEMENTS OF INCOME
Net sales	$306,137	$240,938
Cost of sales	233,202	174,007

Gross profit	72,935	66,931
Research and development	3,070	4,199
Selling and administrative expenses	32,219	38,725

Operating income	37,646	24,007

Other expense (income), net	9	(3,423)
Interest expense	4,404	4,762
Interest income	(129)	(81)

Income before provision for income taxes	33,362	22,749
Provision for income taxes	6,099	5,220

Net income	$27,263	$17,529

Basic income per common share:
Net income per share	$0.19	$0.12

Weighted average common shares outstanding	145,098	143,795

Diluted income per common share:
Net income per share	$0.19	$0.12

Weighted average common shares outstanding	145,822	144,499

STATEMENTS OF COMPREHENSIVE INCOME
Net income	$27,263	$17,529
Other comprehensive income:
Foreign currency translation adjustments	8,839	9,848
Commodities and foreign currency derivatives, net of tax of $3,907 and $403, respectively	5,531	1,680

Other comprehensive income, net of tax:	14,370	11,528

Comprehensive income	$41,633	$29,057

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2011	2012
Cash flow from operating activities:
Net income	$27,263	$17,529
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	19,779	16,087
Deferred income tax provision	3,515	(218)
Post-retirement and pension plan changes	907	796
Currency gains	(689)	(139)
Stock-based compensation	2,240	3,538
Interest expense	2,845	2,975
Insurance recoveries	0	4,007
Other charges, net	(1,483)	(6,447)
Increase in working capital*	(54,551)	(47,110)
Increase in long-term assets and liabilities	(919)	(6,392)

Net cash used in operating activities	(1,093)	(15,374)
Cash flow from investing activities:
Capital expenditures	(23,760)	(31,424)
(Payments) proceeds from derivative instruments	(315)	3,623
Cash paid for acquisition	(6,500)	0
Other	274	53

Net cash used in investing activities	(30,301)	(27,748)
Cash flow from financing activities:
Short-term debt borrowings (reductions), net	2,484	(3,012)
Revolving Facility borrowings	67,000	100,000
Revolving Facility reductions	(49,000)	(47,000)
Principal payments on long-term debt	(87)	(97)
Supply chain financing	8,570	(5,262)
Proceeds from exercise of stock options	770	92
Purchase of treasury shares	(584)	(1,185)
Excess tax benefit from stock-based compensation	542	4
Long-term financing obligations	(299)	(131)

Net cash provided by financing activities	29,396	43,409
Net (decrease) increase in cash and cash equivalents	(1,998)	287
Effect of exchange rate changes on cash and cash equivalents	150	101
Cash and cash equivalents at beginning of period	13,096	12,429

Cash and cash equivalents at end of period	$11,248	$12,817

* Net change in working capital due to the following components:
Change in current assets:
Accounts and notes receivable, net	$(17,062)	$67,087
Inventories	(30,471)	(100,674)
Prepaid expenses and other current assets	(1,679)	1,307
Decrease in accounts payables and accruals	(5,438)	(14,610)
Increase (decrease) in interest payable	99	(220)

Increase in working capital	$(54,551)	$(47,110)

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

Engineered Solutions includes advanced graphite materials and natural graphite products, and provides primary and specialty products to the advanced electronics, industrial, energy, transportation and defense industries.

B. Basis of Presentation

The interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The December 31, 2011 final position data included herein was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”) but does not include all disclosures required by GAAP. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the accompanying Notes, contained in the Annual Report.

The unaudited consolidated financial statements reflect all adjustments (all of which are of a normal, recurring nature) which management considers necessary for a fair statement of financial position, results of operations and cash flows for the interim period presented. The results for the three months ended March 31, 2012 are not necessarily indicative of results which may be expected for any other interim period or for the full year.

C. New Accounting Standards

As of January 1, 2012, we adopted new guidance on the testing of goodwill impairment that allows the option to assess qualitative factors to determine whether performing the two step goodwill impairment assessment is necessary. Under the option, the calculation of the reporting unit’s fair value is not required to be performed unless as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. The adoption of this guidance impacts testing steps only, and therefore adoption will not have an impact on our consolidated financial statements. We test goodwill annually as of December 31, and when triggering events occur. No triggering events occurred in the three months ended March 31, 2012.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of January 1, 2012, we adopted new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. We elected to adopt the two separate but consecutive statements presentation, and the adoption of this guidance did not have a material impact on our consolidated financial statements.

As of January 1, 2012, we adopted new guidance regarding disclosures about fair value measurements. The guidance requires new disclosures related to activity in Level 3 fair value measurements. This guidance requires purchases, sales, issuances, and settlements to be presented separately in the rollforward of activity in Level 3 fair value measurements. The adoption of this guidance did not have a significant impact on our disclosures.

(2)	Acquisitions

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

Fiber Materials, Inc.

On October 31, 2011, we purchased substantially all of the assets and assumed certain trade liabilities of Fiber Materials, Inc. (“FMI”) for $14.0 million of cash. FMI is a manufacturer of highly engineered advanced carbon composite materials serving the aerospace and defense industries and high temperature insulation for use in industrial applications. FMI has been assigned to our Engineered Solutions (“ES”) business segment. The substance of the transaction was the acquisition of a business and we accounted for the transaction following the guidance in ASC 805. Tangible assets acquired and liabilities assumed were recorded at their

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

estimated fair values of $13.3 million and $1.4 million, respectively. The estimated fair value of finite-lived intangible assets acquired of $2.5 million relating to customer relationships is being amortized over its estimated useful life of 5 years. These values have been prepared based on the preliminary allocation of purchase price using estimates of the fair values and useful lives of assets acquired and liabilities assumed based on best available information determined with the assistance of independent valuations, quoted market prices and management estimates. The purchase price allocations are subject to further adjustment until all pertinent information regarding the assets acquired and liabilities assumed are fully evaluated by us.

(3)	Stock-Based Compensation

For the three months ended March 31, 2011 and 2012, we recognized stock-based compensation expense totaling $2.2 million and $3.5 million, respectively. A majority of the expense, $1.9 million and $3.2 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statements of Income, with the remaining expenses incurred as cost of sales and research and development.

At March 31, 2012, the total compensation cost related to non-vested restricted stock, performance shares and stock options not yet recognized was $21.5 million, which will be recognized over the weighted average life of 1.65 years.

Restricted Stock and Performance Shares

Restricted stock and performance share awards activity under the plans for the three months ended March 31, 2012 was:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2012	1,725,158	$15.82
Granted	62,446	15.97
Vested	(320,010)	12.32
Forfeited/canceled/expired	(900)	19.89

Outstanding unvested at March 31, 2012	1,466,694	16.59

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

Stock option activity under the plans for the three months ended March 31, 2012 was:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2012	1,327,087	$13.15
Granted	17,600	15.61
Forfeited/canceled/expired	—	—
Exercised	(8,671)	10.60

Outstanding at March 31, 2012	1,336,016	13.20

(4)	Earnings per Share

The following table shows the information used in the calculation of our share counts for basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2011	2012
Weighted average common shares outstanding for basic calculation	145,097,769	143,795,454
Add: Effect of stock options and restricted stock	723,860	703,313

Weighted average common shares outstanding for diluted calculation	145,821,629	144,498,767

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.

The weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of stock options covering 461,197 shares at March 31, 2012 because the exercise prices were greater than the weighted average market price of our common stock for that period. The weighted average common shares outstanding for the diluted calculation included consideration of all outstanding stock options at March 31, 2011, as exercise prices were below the weighted average market price of our common stock for that period.

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

Engineered Solutions. Engineered Solutions include advanced graphite materials products for the advanced electronics, industrial, energy, transportation, and defense markets, as well as natural graphite products enabling thermal management solutions for the electronics industry and energy storage solutions for the transportation and power generation industries.

We continue to evaluate the performance of our segments based on segment operating income. Intersegment sales and transfers are not material and the accounting policies of the reportable segments are the same as those for our Consolidated Financial Statements as a whole. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated net sales.

The following tables summarize financial information concerning our reportable segments:

	For the Three Months Ended March 31,
	2011	2012
	(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$263,484	$192,996
Engineered Solutions	42,653	47,942

Total net sales	$306,137	$240,938

Segment operating income (loss):
Industrial Materials	$34,198	$24,925
Engineered Solutions	3,448	(918)

Total segment operating income (loss)	37,646	24,007

Reconciliation of segment operating income to income before provision for income taxes
Other expense (income), net	9	(3,423)
Interest expense	4,404	4,762
Interest income	(129)	(81)

Income before provision for income taxes	$33,362	$22,749

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6)	Other Expense (Income), Net

Other income for the three months ended March 31, 2012, includes $4.0 million of insurance reimbursements for claims made related to flood damages incurred at our Clarksburg, West Virginia facility during 2011.

(7)	Benefit Plans

The components of our consolidated net pension costs are set forth in the following table:

	For the Three Months Ended March 31,
	2011	2012
	(Dollars in thousands)
Service cost	$164	$426
Interest cost	2,446	2,150
Expected return on plan assets	(2,138)	(2,195)
Amortization of prior service cost	13	6

Net cost	$485	$387

The components of our consolidated net postretirement costs are set forth in the following table:

	For the Three Months Ended March 31,
	2011	2012
	(Dollars in thousands)
Service cost	$41	$46
Interest cost	440	381
Amortization of prior service benefit	(48)	(49)

Net cost	$433	$378

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8)	Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill during the three months ended March 31, 2012 are as follows:

Total
(Dollars in Thousands)
Balance as of December 31, 2011	$498,681
Currency translation effect	416

Balance as of March 31, 2012	$499,097

The following table summarizes intangible assets with determinable useful lives by major category as of December 31, 2011 and March 31, 2012:

	At December 31, 2011			At March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
Patents	$3,520	$(1,393)	$2,127	$3,520	$(1,449)	$2,071
Trade name	7,900	(1,598)	6,302	7,900	(1,916)	5,984
Technological know-how	43,349	(6,526)	36,823	43,349	(8,033)	35,316
Customer –related intangible	110,798	(16,481)	94,317	110,798	(20,169)	90,629

Total finite-lived intangible assets	$165,567	$(25,998)	$139,569	$165,567	$(31,567)	$134,000

Amortization expense of intangible assets was $5.7 million and $5.6 million in the three months ended March 31, 2011 and 2012, respectively.

(9)	Long-Term Debt and Liquidity

The following table presents our long-term debt:

	At December 31,	At March 31,
	2011	2012
	(Dollars in thousands)
Revolving Facility	$232,000	$285,000
Senior Subordinated Notes	153,442	156,059
Other debt	2,182	2,128

Total	$387,624	$443,187

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair value of long-term debt at December 31, 2011 and March 31, 2012, which was determined using Level 2 inputs, approximated the book value.

Revolving Facility

On October 7, 2011, we successfully completed the refinancing of our principal revolving credit facility (“Revolving Facility”). Borrowers under the Revolving Facility are GrafTech Finance Inc. (“GrafTech Finance”) and GrafTech Switzerland S.A. (“Swissco”), both wholly-owned subsidiaries. On April 20, 2012, as permitted by Section 9.19 of the October 7, 2011 Credit Agreement, we entered into an Amended and Restated Credit Agreement pursuant to which GrafTech Luxembourg II S.à.r.l. (“Luxembourg Holdco”) will be added as a Borrower. Under the April 2012 credit agreement relating to the Revolving Facility, the “Borrowers” are GrafTech Finance; Luxembourg Holdco once so designated as a “Borrower”; and Swissco (although after the date on which Luxembourg Holdco is designated as a Borrower, Swissco will no longer be entitled to borrow Loans under the Revolving Facility and will be entitled to request letters of credit thereunder only for its own use).

The interest rate applicable to the Revolving Facility is, at GrafTech’s option, either LIBOR plus a margin ranging from 1.50% to 2.25% (depending on our total net leverage ratio and/or senior unsecured rating) or, in the case of dollar denominated loans, the alternate base rate plus a margin ranging from 0.50% to 1.25% (depending upon such ratio or rating). The alternate base rate is the highest of (i) the prime rate announced by JPMorgan Chase Bank, N.A., (ii) the federal fund effective rate plus  1/2 of 1% and (iii) the London interbank offering rate (as adjusted) for a one-month period plus 1.00%. GrafTech Finance, Luxembourg Holdco and Swissco pay a per annum fee ranging from 0.25% to 0.40% (depending on such ratio or rating) on the undrawn portion of the commitments under the Revolving Facility.

The financial covenants require us to maintain a minimum cash interest coverage ratio of 3.00 to 1.00 and a maximum senior secured leverage ratio of 2.25 to 1.00, subject to adjustment for certain events. At March 31, 2012, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable.

Senior Subordinated Notes

On November 30, 2010, in connection with our acquisitions of Seadrift Coke L.P. and C/G Electrodes LLC, we issued Senior Subordinated Notes for an aggregate face amount of $200 million. These Senior Subordinated Notes are non-interest bearing and mature in 2015. Because the promissory notes are non-interest bearing, we were required to record them at their present value (determined using an interest rate of 7%). The difference between the face amount of the promissory notes and their present value is recorded as debt discount. The debt discount is amortized to income using the interest method, over the life of the promissory notes. The loan balance, net of unamortized discount, was $156.1 million at March 31, 2012.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10)	Inventories

Inventories are comprised of the following:

	At December 31,	At March 31,
	2011	2012
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$168,982	$211,652
Work in process	205,968	243,116
Finished goods	73,821	104,724

	448,771	559,492
Reserves	(4,709)	(4,447)

	$444,062	$555,045

(11)	Interest Expense

The following table presents an analysis of interest expense:

	For the Three Months Ended March 31,
	2011	2012
	(Dollars in thousands)
Interest incurred on debt	$1,211	$1,637
Amortization of discount on Senior Subordinated Notes	2,446	2,617
Amortization of debt issuance costs	387	377
Supply Chain Financing mark-up	360	131

Total interest expense	$4,404	$4,762

Interest Rates

The Revolving Facility had an effective interest rate of 2.05% and 2.00% as of December 31, 2011 and March 31, 2012, respectively. The Senior Subordinated Notes have an implied interest rate of 7.0%.

(12)	Supply Chain Financing

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

We record the inventory once title and risk of loss transfers from the supplier to the financing party. We record our liability to the financing party as an accrued liability. Our purchases of inventory under this arrangement were $48.5 million in the first three months of 2011 and $46.5 million in the same period of 2012. We recognized Mark-Up of $0.4 million and $0.1 million as interest expense for the three months ended March 31, 2011 and 2012, respectively.

(13)	Contingencies

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

Product Warranties

We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid amounted to $1.5 million as of December 31, 2011 and $1.6 million as of March 31, 2012. The following table presents the activity in this accrual for the three months ended March 31, 2012 (dollars in thousands):

Balance at January 1, 2012	$1,531
Product warranty adjustments	114
Payments and settlements	(9)

Balance at March 31, 2012	$1,636

(14)	Income Taxes

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the provision for income taxes for the three months ended March 31, 2011 and 2012:

	For the Period Ended March 31
	2011	2012
	(Dollars in thousands)
Tax (benefit)	$6,099	$5,220
Pretax income	$33,362	$22,749
Effective tax rates	18.3%	22.9%

The current year effective tax rate differs from the U.S statutory rate of 35% primarily due to jurisdictional mix of income.

As of March 31, 2012, we had unrecognized tax benefits of $18.3 million, $16.0 million of which, if recognized, would have a favorable impact on our effective tax rate. It is reasonably possible that a reduction of unrecognized tax benefits of $0.5 million may occur within 12 months due to settlements and the expiration of statutes of limitation.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are currently under federal audit in the U.S. for tax years 2008 and 2009. All U.S. tax years prior to 2007 are closed by statute or have been audited and settled with the domestic tax authorities. We are also under audit in Switzerland for federal, cantonal, and communal taxes for the fiscal years ended 2006 – 2009, and in Italy for our 2006 tax year. All other non-U.S. jurisdictions are still open to examination beginning after 2006.

We continue to assess the need for valuation allowances against certain deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Examples of positive evidence would include a strong earnings history, an event or events that would increase our taxable income through a continued reduction of expenses, and tax planning strategies that would indicate an ability to realize deferred tax assets. The balance of significant positive evidence does not yet outweigh the negative evidence in regards to whether or not a valuation allowance is required on these deferred tax assets.

(15)	Derivative Instruments

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

Foreign currency derivatives

We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures such as foreign currency denominated debt, sales, receivables, payables, and purchases. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. There was no ineffectiveness on these contracts designated as hedging instruments during the three months ended March 31, 2011 and 2012.

In 2011 and 2012, we entered into foreign forward currency derivatives denominated in the Mexican peso, South African rand, Brazilian real, euro and Japanese yen. These derivatives were entered into to protect the risk that the eventual cash flows resulting from such transactions may be adversely affected by changes in exchange rates between the US dollar and the Mexican peso, South African rand, Brazilian real, euro and Japanese yen. As of March 31, 2012, we had outstanding Mexican peso, South African rand, Brazilian real, euro, and Japanese yen currency contracts, with aggregate notional amounts of $198 million. The foreign currency derivatives outstanding as of March 31, 2012 have several maturity dates ranging from April 2012 to December 2012.

Commodity derivative contracts

We periodically enter into derivative contracts for certain refined oil products and natural gas. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. There was no ineffectiveness on these contracts during the three months ended March 31, 2012. As of March 31, 2012, we had outstanding derivative swap contracts for refined oil products and natural gas with aggregate notional amounts of $60.4 million and $0.4 million respectively. These contracts have maturity dates ranging from April 2012 to December 2012.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At December 31, 2011 and March 31, 2012, the fair values of our derivatives and their respective balance sheet locations are presented in the following table:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(Dollars in Thousands)
As of December 31, 2011
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$4,412	Other payables	$1,834
Commodity derivative contracts	Other current assets	1,104	Other current liabilities	1,557

Total fair value		$5,516		$3,391

As of March 31, 2012
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$3,716	Other payables	$1,253
Commodity derivative contracts	Other current assets	5,805	Other current liabilities	2,167

Total fair value		$9,521		$3,420

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(Dollars in Thousands)
As of December 31, 2011
Derivatives designated as fair value hedges:
Foreign currency derivatives	Other receivables	$0	Other payables	$195

Total fair value		$0		$195

As of March 31, 2012
Derivatives designated as fair value hedges:
Foreign currency derivatives	Other receivables	$0	Other payables	$0

Total fair value		$0		$0

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(Dollars in Thousands)
As of December 31, 2011
Derivatives not designated as hedges:
Foreign currency derivatives	Other receivables	$0	Other payables	$0

Total fair value		$0		$0

As of March 31, 2012
Derivatives not designated as hedges:
Foreign currency derivatives	Other receivables	$0	Other payables	$104

Total fair value		$0		$104

The location and amount of realized (gains) losses on derivatives are recognized in the Statement of Income when the hedged item impacts earnings and are as follows for the three months ended March 31, 2011 and 2012:

		Amount of (Gain)/Loss Recognized (Effective Portion)
		Three Months ended March 31,
	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	2011	2012
		(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Cost of goods sold/Other expense / (income) / Revenue	$872	$(1,221)
Commodity forward derivatives	Cost of goods sold / Revenue	$238	$(2,470)

		(Gain)/Loss Recognized (Effective Portion)
		Three Months ended March 31,
	Location of (Gain)/Loss Recognized in the Consolidated Statement of Income	2011	2012
		(Dollars in Thousands)
Derivatives designated as fair value hedges:
Foreign currency derivatives	Cost of goods sold/Other expense (income)	$0	$209

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Amount of (Gain)/Loss Recognized
		Three Months ended March 31,
Three Months ended March 31,	Location of (Gain)/Loss Recognized in the Consolidated Statement of Income	2011	2012
		(Dollars in thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Cost of goods sold/Other expense (income)	$0	$63

Foreign currency exchange contracts shown in the tables above not designated as hedges are primarily contracts entered into to manage foreign currency volatility or exposure on euro/ Japanese yen denominated accounts receivable.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

•	the possibility that price increases, adjustments or surcharges may not be realized or that price decreases may occur;

•	the possibility that current challenging economic conditions and economic demand reduction may continue to impact our revenues and costs;

•	the possibility that the current debt crisis in certain European countries could cause the value of the euro to deteriorate, reducing the purchasing power of European customers;

•	the possibility that the European debt crisis could contribute to further instability in global credit markets and reduce demand for our products;

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

For a more complete discussion of these and other factors, see “Risk Factors,” in Part I, Item 1A of our 2011 Annual Report on Form 10-K.

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

Based on current International Monetary Fund (IMF) projections and other global economic forecasts, global GDP growth is projected to expand an average of approximately 3.5 percent in 2012, down from nearly 4.0 percent in 2011. Advanced economies are expected to continue a slow recovery with a very modest growth rate of 1.4 percent in 2012. The outlook for Europe remains particularly weak with economic activity expected to shrink 0.3 percent in the region in 2012. Growth in emerging economies is expected to slow to a more subdued growth rate of 5.7 percent over last year’s pace of 6.2 percent. The IMF highlights that geopolitical uncertainty and the European debt crisis continue to be the largest risk factors to the strength of the global economic recovery.

Based on published reports, the first quarter, 2012, global steel production has slowed to a modest 1.1% growth rate compared to the same period last year. Global steel capacity utilization was approximately 79%, a decrease of 3.3 percentage points compared to the same period last year. During the first quarter, 2012, global steel production, excluding China, decreased by 0.1% compared to the same period last year. Steel production in the European Union decreased 3.9% compared to the same period last year. China’s steel production increased by an estimated 2.5% contributing to the global steel production increase of 1.1% compared to same period last year. Industrial materials demand is primarily linked with the global production of steel in an electric arc furnace and, to a lesser extent, with the total production of steel and certain other metals.

EAF steel production has followed a similar trend as overall steel production, growing 1.1% globally in the first quarter 2012 compared to the same period last year. During the first quarter 2012, estimated EAF steel production, excluding China, increased by 0.8% compared to the same period last year. The European Union’s estimated EAF steel production decreased by 4.1% during the first quarter compared to the same period last year. China’s estimated EAF steel production increased by 2.5% during the first quarter 2012, contributing to the global EAF steel production increase. Generally, changes in graphite electrode demand have tracked changes in EAF steel production.

In summary, based on IMF projections and other economic forecasts and factors described above, we expect the following targeted results in 2012:

•

Earnings before interest, taxes, depreciation and amortization and other expense (income) would be in the range of $250 million to $290 million, calculated as Operating Income of $160 million to $200 million, plus depreciation and amortization of approximately $90 million;

•	Overhead expense (selling and administrative and research and development expenses) of approximately $170 million;

•	Interest expense in the range of $18 million to $22 million;

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

•	Capital expenditures of approximately $125 million to $145 million (previous guidance was $140 million to $160 million);

•	Depreciation and amortization expense of approximately $90 million (previous guidance was $95 million);

•	An effective tax rate in the range of 23 percent to 25 percent; and

•	Cash flow from operations in the range of $140 million to $170 million.

Our outlook could be significantly impacted by, among other things, factors described under “Forward Looking Statements and Risks” in this Report. For a more complete discussion of these and other factors, see “Risk Factors” in the Annual Report.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Results of Operations and Segment Review

Three Months Ended March 31, 2011 as Compared to Three Months Ended March 31, 2012.

The tables presented in our period-over-period comparisons summarize our consolidated statements of income and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the three months ended March 31, 2011 and 2012. Throughout our MD&A, changes that are less than 5% or less than $1.0 million, are deemed to be not meaningful and are designated as “NM”.

(in thousands, except per share data and % change)

	For the Three Months Ended March 31,		Increase	%
	2011	2012	(Decrease)	Change
Net sales	$306,137	$240,938	$(65,199)	(21)
Cost of sales	233,202	174,007	(59,195)	(25)

Gross profit	72,935	66,931	(6,004)	(8)
Research and development	3,070	4,199	1,129	37
Selling and administrative expenses	32,219	38,725	6,506	20

Operating income	37,646	24,007	(13,639)	(36)
Other expense (income), net	9	(3,423)	(3,432)	38,133
Interest expense	4,404	4,762	358	NM
Interest income	(129)	(81)	48	NM

Income before provision for income taxes	33,362	22,749	(10,613)	(32)
Provision for income taxes	6,099	5,220	(879)	NM

Net income	$27,263	$17,529	$(9,734)	(36)

Basic income per common share:	$0.19	$0.12	$(0.07)	(37)
Diluted income per common share:	$0.19	$0.12	$(0.07)	(37)

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Net sales, by operating segment for the three months ended March 31, 2011 and 2012 were:

(in thousands, except per % change)

	For the Three Months Ended March 31,		Increase	%
	2011	2012	(Decrease)	Change
Industrial Materials	$263,484	$192,996	$(70,488)	(27)
Engineered Solutions	42,653	47,942	5,289	12

Total net sales	$306,137	$240,938	$(65,199)	(21)

An analysis of the components of change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	(32)%	4%	1%	(27)%
Engineered Solutions	11%	2%	(1%)	12%

Net sales. Net sales for our Industrial Materials segment decreased in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to lower graphite electrode sales volumes, attributed to customer destocking initiatives. This impact was particularly evident for our European markets in response to the recessionary conditions in the region. These volume decreases were partially offset by increased pricing for both graphite electrodes and needle coke products. The weighted average selling price of melter and non-melter electrodes in the three months ended March 31, 2012 increased approximately 3% compared to the average price in the three months ended March 31, 2011.

Our Engineered Solutions segment saw increased sales due primarily to higher volumes in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The majority of this increase was due to the acquisition of Fiber Materials, Inc. (“FMI”) which was acquired in October of 2011. The remaining portion of this segment saw a product mix change as a result of a decline in demand for solar applications largely offset by the continued growth in our advanced consumer electronics product line.

Cost of sales. For the three months ended March 31, 2012, we experienced decreases in cost of sales of $57.5 million as a result of lower sales volumes in our Industrial Materials segment. Higher production in the fourth quarter of 2011 resulted in a benefit to costs in the three months ended March 31, 2012, due to lower overhead application rates compared to the same period in the prior year. Costs were also $2.9 million lower due to inventory step-up costs recognized in the three months ended March 31, 2011 related to the acquisitions made in 2010 that did not recur in the three months ended March 31, 2012. Our Industrial Materials segment was further impacted by changes in foreign currency, which decreased costs by an additional $2.2 million. These decreases in costs were partially offset by severance charges of $3.3 million incurred in the three months ended March 31, 2012 as we took actions to right-size our operations to better align with expected customer demand during the remainder of 2012.

Segment operating costs and expenses as a percentage of sales for Industrial Materials remained flat at 87% for the three months ended March 31, 2012. However, total operating costs and expenses decreased $61.2 million from the three months ended March 31, 2012. Higher production in the fourth quarter of 2011 resulted in a benefit to costs in the three months ended March 31, 2012, due to lower overhead application rates compared to the same period in the prior year. Costs were also $2.9 million lower due to inventory step-up costs recognized in the three months ended March 31, 2011 related to the acquisitions made in 2010 that did not recur in the three months ended March 31, 2012. Our Industrial Materials segment was further impacted by changes in foreign currency, which decreased costs by an additional $2.2 million.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Research and Development. The difference in the incentive compensation plan expense for the period ended March 31, 2012 as compared to March 31, 2011 had an unfavorable impact of $0.3 million.

Selling and administrative expenses. Selling and administrative expenses increased $6.5 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, due primarily to increases in incentive and stock-based compensation plan expense and additional expense resulting from the acquisition of FMI.

Other expense (income), net. Other expense (income), net represented income of $3.4 million for the three months ended March 31, 2012, compared to expense of $0.1 million for the three months ended March 31, 2011. During the three months ended March 31, 2012, we received $4.0 million of insurance reimbursements for claims made related to flood damages incurred at our Clarksburg, West Virginia facility during 2011.

Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the three months ended March 31, 2011 and 2012:

	For the Three Months Ended March 31,
	2011	2012
	(Dollars in thousands)
Industrial Materials	$34,198	$24,925
Engineered Solutions	3,448	(918)

Total segment operating income	$37,646	$24,007

The percentage relationship of cost of operations to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	For the Three Months Ended March 31,
	(Percentage of sales)
	2011	2012	Change
Industrial Materials	87%	87%	0%
Engineered Solutions	92%	102%	10%

Segment operating costs and expenses as a percentage of sales for Industrial Materials remained flat at 87% for the three months ended March 31, 2012 as higher raw material costs were largely offset by volume decreases. Total operating costs and expenses decreased $61.2 million from the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Segment operating costs and expenses as a percentage of sales for Engineered Solutions increased from 92% for the three months ended March 31, 2011 to 102% for the three months ended March 31, 2012. Our Engineered Solutions segment generated an operating loss of $0.9 million in the three months ended March 31, 2012, due to an unfavorable product mix and higher costs incurred to support growth initiatives for this segment. The negative product mix reflects the decline in demand for solar applications.

Provision for income taxes. The following table summarizes the (benefit) for income taxes for the three months ended March 31, 2011 and 2012:

	For the Three Months Ended March 31
	2011	2012
	(Dollars in thousands)
Tax (benefit)	$6,099	$5,220
Pretax income	$33,362	$22,749
Effective tax rates	18.3%	22.9%

The current year effective tax rate differs from the U.S statutory rate of 35% primarily due to jurisdictional mix of income.

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

During the three months ended March 31, 2012, the average exchange rate for the Brazilian real, Mexican peso and South African rand against the U.S. dollar decreased approximately 5.9%, 8.9% and 9.8% respectively, while the Japanese yen increased against the U.S. dollar approximately 5.5% when compared to their respective average exchange rates against the U.S. dollar for the three months ended March 31, 2011. During the three months ended March 31, 2011, the average exchange rate for the Brazilian real, Mexican peso, South African rand and Japanese yen against the U.S. dollar increased about 8.1%, 5.9%, 7.3% and 10.3% respectively, when compared to respective average exchange rates against the U.S. dollar for the three months ended March 31, 2010.

For net sales of Industrial Materials, the impact of changes in the average exchange rates for the period was an increase of $2.3 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. For the cost of Industrial Materials, the impact of these events was a decrease of $2.2 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

As part of our cash management, we also have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Income. Our Switzerland location is party to many of these loans. Effective January 1, 2011, the functional currency of this location was changed to the U.S. dollar, as the majority of these loans and the purchases made are denominated in the U.S. dollar. This change reduces the potential of an accounting impact due to our exposure to exchange rate changes related to our intercompany loans.

The remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities resulted in a currency gain of $0.4 million the three months ended March 31, 2012, compared to a loss of $0.6 million in the three months ended March 31, 2011.

We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by currency exchange rate changes, as described under “Part I, Item 3–Quantitative and Qualitative Disclosures about Market Risk”.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Liquidity and Capital Resources

We believe that we have adequate liquidity to meet all of our present needs. Future disruptions in the U.S. and international financial markets, however, could adversely affect the cost and availability of financing to us in the future. At March 31, 2012 we had cash and cash equivalents of $12.8 million, long-term debt of $443.2 million, short-term debt of $35.8 million and stockholder’s equity of $1,373 million. We also had $270 million available through our Revolving Facility. As a part of our cash management activities, we manage accounts receivable credit risk, collections, and accounts payable vendor terms to maximize our free cash at any given time and minimize accounts receivable losses.

Our sources of funds have consisted principally of cash flow from operations and debt including our Revolving Facility. Our uses of those funds (other than for operations) have consisted principally of capital expenditures, the repurchase of common shares outstanding, cash paid for acquisitions and expenses thereof and debt reduction payments and other obligations.

We have a supply chain financing arrangement with a financing party that provides additional working capital liquidity of up to $50 million. Under this arrangement, we essentially assigned our rights to purchase needle coke from our supplier to the financing party. The financing party purchases the product from our supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment to the financing party for this needle coke includes a mark-up (the “Mark-Up”). The Mark-Up is subject to quarterly reviews. In effect, we have a longer period of time to pay the financing party than by purchasing directly from the supplier which helps us maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. For the first three months of 2012 the Mark-Up was based on 2 month LIBOR plus a margin of 2.75%. We purchased approximately $46.5 million of inventory under this arrangement and incurred a Mark-Up of approximately $0.1 million during the three months ended March 31, 2012.

In the event that operating cash flow and the financing of needle coke purchases fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would be made up by increased borrowings under our Revolving Facility.

We use cash flow from operations, funds supply chain financing, and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as well as cash in hand as our primary sources of liquidity. The Revolving Facility is secured, and provides for maximum borrowings of up to $570 million including a letters of credit sub-facility of up to $50 million and, subject to certain conditions (including a maximum senior secured leverage ratio test). The Revolving Facility matures in October 2016.

At March 31, 2012, we had outstanding borrowings drawn from the Revolving Facility of $292.3 million, and $270 million was available (after consideration of outstanding letters of credit of $7.7 million).

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

The interest rate applicable to the Revolving Facility is, at GrafTech’s option, either LIBOR plus a margin ranging from 1.50% to 2.25% (depending on our total net leverage ratio and/or senior unsecured rating) or, in the case of dollar denominated loans, the alternate base rate plus a margin ranging from 0.50% to 1.25% (depending upon such ratio or rating). The alternate base rate is the highest of (i) the prime rate announced by JPMorgan Chase Bank, N.A., (ii) the federal fund effective rate plus  1/2 of 1% and (iii) the London interbank offering rate (as adjusted) for a one-month interest period plus 1.00%. GrafTech Finance and Swissco pay a per annum fee ranging from 0.25% to 0.40% (depending on such ratio or rating) on the undrawn portion of the commitments under the Revolving Facility.

On April 20, 2012, we amended and restated our Credit Agreement for the sole purpose of reflecting a change in the structure of our European operations and the addition of two new European subsidiaries as parties to the agreement. The restatement did not otherwise effect any changes to the financial terms or covenants of the Revolving Facility as described above. For further information about the restatement of the credit agreement, see Item 5 “Other Information” in Part II of this report.

At March 31, 2012, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable. These covenants include maintaining a cash minimum interest coverage ratio of at least 3.00 to 1.00 and a maximum senior secured leverage ratio of 2.25 to 1.00, subject to adjustment based on a rolling average of the prior four quarters. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants through 2012. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

At March 31, 2012, approximately 35% of our debt consists of fixed rate or zero interest rate obligations compared to 39% at December 31, 2011.

Cash Flow and Plans to Manage Liquidity. Typically, our cash flow fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of capital expenditures, acquisitions, stock repurchases, and other factors.

Certain of our obligations could have a material impact on our liquidity. Cash flow from operations and from financing activities services payment of our obligations, thereby reducing funds available to us for other purposes. At March 31, 2012 we had $270 million of unused borrowing capacity under the Revolving Facility. We expect to use a substantial portion of that capacity for general purposes including working capital, capital expenditures, acquisitions, stock repurchases and other purposes. Continued improvement, or another downturn, in the global economy may require additional borrowings under our Revolving Facility, particularly if our supply chain financing arrangement is terminated. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and pay other obligations as accounts receivable increase. A downturn could significantly negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Based on expected operating results and expected cash flows, we expect to be in compliance with our existing financial covenants in 2012.

In order to seek to minimize our credit risks, we reduce our sales of, or refuse to sell (except for cash on delivery or under letters of credit) our products to some customers and potential customers. In the current economic environment, our customers may experience liquidity shortages or difficulties in obtaining credit, including letters of credit. Our unrecovered trade receivables worldwide have not been material during the last 3 years individually or in the aggregate. We cannot assure you that we will not be materially adversely affected by accounts receivable losses in the future.

On December 13, 2011 our Board of Directors authorized a repurchase program for up to ten million shares of our common stock to replace an earlier program which had been completed. Purchases may take place from time to time in the open market, or through privately negotiated transactions, as market conditions warrant. In addition, upon the vesting or payment of stock awards, an employee may elect receipt of the full share amount and pay the resulting taxes, or have shares withheld to cover the tax obligation. We sometimes elect to purchase these withheld shares rather than sell them in the open market. These repurchases are in addition to the program authorized by our Board of Directors described above.

Related Party Transactions. We have not engaged in or been a party to any other material transactions with affiliates or related parties except for transactions with our current or former subsidiaries and compensatory transactions with directors and officers (including employee benefits, stock option and restricted stock grants, compensation deferral, executive employee loans and stock purchases).

Cash Flows.

The following is a discussion of our cash flow activities:

	For the Three Months Ended March 31,
	2011	2012
	(Dollars in millions)
Cash flow provided by (used in):
Operating activities	$(1.1)	$(15.4)
Investing activities	(30.3)	(27.7)
Financing activities	29.4	43.4

Operating Activities

Cash flow from operating activities represents cash receipts and cash disbursements related to all our activities other than to investing and financing activities. Operating cash flow is derived by adjusting net income for:

•	Non-cash items such as depreciation and amortization; post retirement obligations, severance and pension plan changes; stock-based compensation charges;

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

•	Gains and losses attributed to investing and financing activities such as gains and losses on the sale of assets and unrealized currency transaction gains and losses;

•	Changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.

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

During the three months ended March 31, 2011, changes in working capital resulted in a net use of funds of $54.6 million which was impacted by:

•	cash outflows of $17.1 million from the increase in accounts receivable, which are due primarily to increased sales for the period;

•	cash outflows for inventories of $30.5 million primarily due to higher raw material purchase volumes, at increased prices, needed to satisfy the growing sales volumes; and

•	net cash outflows of $5.4 million from a decrease in accounts payable and accruals through normal operations.

During the three months ended March 31, 2012, changes in working capital resulted in a net use of funds of $15.4 million which was impacted by:

•	cash inflows of $67.1 million from the decrease in accounts receivable which are due primarily to decreased sales for the period;

•

cash outflows for inventories of $100.7 million due to increased volumes on hand resulting from lower sales volumes. We took actions in the first quarter to right-size our operations to better align with expected customer demand during the remainder of 2012;

•	net cash outflows of $17.6 million from a decrease in accounts payable and accruals through normal operations and inventory purchases.

Other uses of cash in the three months ended March 31, 2012 included contributions to pension and other benefit plans of $5.4 million.

Investing Activities.

Net cash used in investing activities was $30.3 million during the three months ended March 31, 2011 and included capital expenditures of $23.8 million, as well as a payment of $6.5 million related to the acquisition of the net assets of Micron Research Corporation.

Net cash used in investing activities was $27.7 million during the three months ended March 31, 2012 and included capital expenditures of $31.4 million, which were partially offset by proceeds relating to our derivative instruments of $3.6 million.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(Unaudited)

Financing Activities.

Net cash flow provided by financing activities was $29.4 million during the three months ended March 31, 2011 and included net borrowings of $18.0 million under our Revolving Facility, net borrowings under our supply chain financing arrangement of $8.6 million, and proceeds of $2.5 million from short-term debt arrangements.

Net cash flow provided by financing activities was $43.4 million during the three months ended March 31, 2012 and included net borrowings under our Revolving Facility of $53.0 million offset by net payments under our supply chain financing arrangement of $5.3 million, purchases of treasury shares of $1.2 million and reductions in other short-term debt arrangements of $3.0 million.

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

Recent Accounting Pronouncements

We discuss recently adopted accounting standards on page 6 in Note 1, “Organization and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

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

Our exposure to changes in energy commodity prices and commercial energy rates results primarily from the purchase or sale of refined oil products and the purchase of natural gas and electricity for use in our manufacturing operations.

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

The outstanding foreign currency derivatives at December 31, 2011 and March 31, 2012 represented a net unrealized gain of $2.6 million and $2.5 million, respectively.

Energy Commodity Management. We periodically enter into commodity derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas, and refined oil product exposure. The outstanding contracts at December 31, 2011 and March 31, 2012 represented a net unrealized loss of $0.5 million and a net unrealized gain of $3.6 million, respectively.

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

Sensitivity Analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our foreign currency derivatives and our commodity derivatives. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of March 31, 2012, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a corresponding increase of $7.8 million or a corresponding decrease of $5.6 million, respectively, in the fair value of the foreign currency hedge portfolio. A 10% increase or decrease in the value of the underlying commodity prices that we hedge would result in a corresponding increase or decrease of $6.5 million as of March 31, 2012 in the fair value of the commodity hedge portfolio. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.

We had no interest rate derivative instruments outstanding as of March 31, 2012. A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $0.7 million for the three months ending at March 31, 2012.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective at the reasonable assurance level as of March 31, 2012.

Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2012 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings

The information required by this Item is set forth on page 15 in Note 13, “Contingencies” of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors disclosed in Part I-Item IA of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 13, 2011 our Board of Directors authorized a repurchase program for up to ten million shares of our common stock to replace an earlier program which had been completed. Purchases may take place from time to time in the open market, or through privately negotiated transactions, as market conditions warrant. In addition, upon the vesting or payment of stock awards, an employee may elect receipt of the full share amount and pay the resulting taxes, or have shares withheld to cover the tax obligation. We sometimes elect to purchase these withheld shares rather than sell them in the open market. These repurchases are in addition to the program authorized by our Board of Directors described above.

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 1 through January 31, 2012	2,733	$15.19	—	10,000,000
February 1 through February 29, 2012	87,881	12.89	—	10,000,000
March 1 through March 31, 2012	74	12.92	—	10,000,000

*	Including purchases of vested restricted stock shares from employees as payment for the withholding taxes due upon the vesting or payment of stock awards.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 5. Other Information.

On March 26, 2012, GrafTech, GrafTech Finance, Swissco, our newly formed subsidiaries Luxembourg Parent and Luxembourg Holdco, the LC Subsidiaries party thereto, and JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, entered into a First Amendment dated March 26, 2012 (the “First Amendment”) to the Amended and Restated Credit Agreement dated as of October 7, 2011, among GrafTech, GrafTech Finance, Swissco and the LC Subsidiaries from time to time party thereto, the Lenders from time to time party thereto and JPMorgan as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender (the “2011 Credit Agreement”), relating to the addition of Luxembourg Parent and Luxembourg Holdco to GrafTech’s collateral structure under the Revolving Facility, as permitted by Section 9.19 of the 2011 Credit Agreement.

On April 20, 2012, for the purpose of adding Luxembourg Parent and Luxembourg Holdco as parties, and as permitted by Section 9.19 of the 2011 Credit Agreement (including the First Amendment), the 2011 Credit Agreement was amended and restated (as so amended and restated, the “2012 Credit Agreement”). The 2012 Credit Agreement provides that following the designation of Luxembourg Holdco as an additional Borrower under the 2012 Credit Agreement, the “Borrowers” shall be GrafTech Finance; Luxembourg Holdco on and after the “Luxembourg Borrower Designation Effective Date”; and Swissco (although after the “Luxembourg Borrower Designation Effective Date” Swissco will no longer be entitled to borrow Loans under the 2012 Credit Agreement and will be entitled to request Letters of Credit thereunder only for its own use.) The amendment and restatement did not otherwise effect any changes to the financial terms or covenants of the Revolving Facility. The related security and other loan documents have been amended to reflect the above modifications.

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 6. Exhibits

The exhibits listed in the following table have been filed as part of this Report.

Exhibit Number	Description of Exhibit

10.1	Amended and Restated Credit Agreement dated as of April 20, 2012, among GrafTech International Ltd., GrafTech Finance Inc., GrafTech Switzerland S.A., GrafTech Luxembourg I S.à.r.l. and GrafTech Luxembourg II S.à.r.l.; the LC Subsidiaries (as defined therein) from time to time party thereto; and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender (as defined therein)

10.2	Second Amended and Restated Guarantee Agreement dated as of April 20, 2012, made by GrafTech International Ltd., GrafTech Finance Inc., and the other subsidiaries of GrafTech International Ltd. from time to time party thereto, in favor of JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein)

10.3	European Guarantee and Luxembourg Security Agreement dated as of April 20, 2012, made by GrafTech Luxembourg I S.à.r.l., GrafTech Luxembourg II S.à.r.l. and GrafTech Switzerland S.A., in favor of JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein)

10.4	Second Amended and Restated Pledge Agreement dated as of March 26, 2012, among GrafTech International Ltd., GrafTech Finance Inc., the other subsidiaries of GrafTech International Ltd. from time to time party thereto, and JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein)

10.5	Pledge Agreement dated as of March 26, 2012, by GrafTech Luxembourg I S.à.r.l. in favor of JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein)

10.6	Pledge Agreement dated as of March 30, 2012, by GrafTech Luxembourg II S.à.r.l. in favor of JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein)

10.7	Amended and Restated Pledge Agreement dated as of March 26, 2012, by GrafTech Switzerland S.A. in favor of JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein)

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

10.8	Second Amended and Restated Security Agreement dated as of April 20, 2012, made by GrafTech International Ltd., GrafTech Finance Inc., and the other subsidiaries of GrafTech International Ltd. from time to time party thereto, in favor of JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein)

10.9	Second Confirmation and Amendment Agreement dated as of April 20, 2012, between GrafTech Switzerland S.A. as Assignor and JPMorgan Chase Bank, N.A., as Assignee

10.10	Second Amended and Restated Indemnity, Subrogation and Contribution Agreement dated as of April 20, 2012, among GrafTech International Ltd., GrafTech Finance Inc., each of the other Domestic Subsidiaries (as defined therein) from time to time party thereto, and JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein)

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Lindon G. Robertson, Vice President and Chief Financial Officer (Principal Financial Officer).

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Lindon G. Robertson, Vice President and Chief Financial Officer (Principal Financial Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.

Date: April 26, 2012	By:	/s/ Lindon G. Robertson
Lindon G. Robertson
Vice President and Chief Financial Officer (Principal Financial Officer)