Form 10-Q
period 2012-06-30
GRAFTECH INTERNATIONAL LTD
filed 2012-07-26
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of July 26, 2012, 133,989,484 shares of common stock, par value $.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	As of December 31, 2011	As of June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$12,429	$7,137
Accounts and notes receivable, net of allowance for doubtful accounts of $4,153 at December 31, 2011 and $4,794 at June 30, 2012	253,151	217,487
Inventories	444,062	554,571
Prepaid expenses and other current assets	22,308	31,515
Total current assets	731,950	810,710
Property, plant and equipment	1,431,432	1,469,625
Less: accumulated depreciation	654,548	672,432
Net property, plant and equipment	776,884	797,193
Deferred income taxes	7,931	7,284
Goodwill	498,681	498,540
Other assets	152,920	142,937
Total assets	$2,168,366	$2,256,664
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,280	$63,649
Short-term debt	14,168	8,270
Accrued income and other taxes	44,330	28,266
Supply chain financing liability	29,930	25,119
Other accrued liabilities	114,545	102,735
Total current liabilities	277,253	228,039

Long-term debt	387,624	570,758
Other long-term obligations	131,300	124,550
Deferred income taxes	32,245	33,864
Contingencies – Note 13
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 225,000,000 shares authorized, 149,861,081 shares issued at December 31, 2011 and 150,421,036 shares issued at June 30, 2012	1,499	1,504
Additional paid-in capital	1,798,161	1,806,845
Accumulated other comprehensive loss	(261,937)	(279,418)
(Accumulated deficit) Retained earnings	(50,757)	8,619
Less: cost of common stock held in treasury, 6,265,114 shares at December 31, 2011 and 15,109,730 shares at June 30, 2012	(146,041)	(237,150)
Less: common stock held in employee benefit and compensation trusts, 75,807 shares at December 31, 2011 and 73,680 shares at June 30, 2012	(981)	(947)
Total stockholders’ equity	1,339,944	1,299,453
Total liabilities and stockholders’ equity	$2,168,366	$2,256,664

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
CONSOLIDATED STATEMENTS OF INCOME
Net sales	$320,231	$315,611	$626,368	$556,549
Cost of sales	245,072	231,234	478,274	405,241
Gross profit	75,159	84,377	148,094	151,308
Research and development	2,934	2,942	6,004	7,141
Selling and administrative expenses	32,656	34,858	64,875	73,583
Operating income	39,569	46,577	77,215	70,584

Other (income) expense , net	(196)	394	(187)	(3,029)
Interest expense	4,584	5,132	8,988	9,894
Interest income	(115)	(64)	(244)	(145)
Income before provision for income taxes	35,296	41,115	68,658	63,864

Provision for (benefit from) income taxes	6,727	(732)	12,826	4,488
Net income	$28,569	$41,847	$55,832	$59,376

Basic income per common share:
Net income per share	$0.20	$0.30	$0.39	$0.42
Weighted average common shares outstanding	145,166	141,399	145,011	142,717

Diluted income per common share:
Net income per share	$0.20	$0.29	$0.38	$0.41
Weighted average common shares outstanding	145,964	142,054	145,723	143,382

STATEMENTS OF COMPREHENSIVE INCOME
Net income	$28,569	$41,847	$55,832	$59,376
Other comprehensive income:
Foreign currency translation adjustments	7,356	(22,523)	16,195	(12,675)
Commodities and foreign currency derivatives, net of tax of $1,176, $2,406, $5,083 and ($393), respectively	1,950	(6,486)	7,481	(4,806)
Other comprehensive income, net of tax:	9,306	(29,009)	23,676	(17,481)
Comprehensive income	$37,875	$12,838	$79,508	$41,895

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2012
Cash flow from operating activities:
Net income	$55,832	$59,376
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	40,321	36,363
Deferred income tax provision	5,539	3,725
Post-retirement and pension plan changes	1,780	2,684
Currency gains	(1,073)	(2,939)
Stock-based compensation	3,883	6,363
Interest expense	5,732	6,072
Insurance recoveries	—	4,007
Other charges, net	(3,893)	(10,643)
Increase in working capital*	(123,022)	(127,653)
Increase in long-term assets and liabilities	(3,062)	(8,822)
Net cash used in operating activities	(17,963)	(31,467)
Cash flow from investing activities:
Capital expenditures	(61,823)	(61,576)
Proceeds from derivative instruments	3,068	6,921
Cash paid for acquisition	(6,500)	—
Other	449	53
Net cash used in investing activities	(64,806)	(54,602)
Cash flow from financing activities:
Short-term debt borrowings (reductions), net	11,438	(5,898)
Revolving Facility borrowings	160,000	273,000
Revolving Facility reductions	(92,000)	(95,000)
Principal payments on long-term debt	(116)	(139)
Supply chain financing	(1,326)	(4,810)
Proceeds from exercise of stock options	1,066	92
Purchase of treasury shares	(655)	(85,156)
Excess tax benefit from stock-based compensation	703	(136)
Other	(417)	(555)
Net cash provided by financing activities	78,693	81,398
Net decrease in cash and cash equivalents	(4,076)	(4,671)
Effect of exchange rate changes on cash and cash equivalents	276	(621)
Cash and cash equivalents at beginning of period	13,096	12,429
Cash and cash equivalents at end of period	$9,296	$7,137
* Net change in working capital due to the following components:
Change in current assets:
Accounts and notes receivable, net	$(47,099)	$37,090
Inventories	(53,830)	(104,852)
Prepaid expenses and other current assets	(6,330)	(6,509)
Decrease in accounts payables and accruals	(15,633)	(53,242)
Decrease in interest payable	(130)	(140)
Increase in working capital	$(123,022)	$(127,653)

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
The unaudited consolidated financial statements reflect all adjustments (all of which are of a normal, recurring nature) which management considers necessary for a fair statement of financial position, results of operations, comprehensive income and cash flows for the interim period presented. The results for the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.
C. New Accounting Standards
As of January 1, 2012, we adopted new guidance on the testing of goodwill impairment that allows the option to assess qualitative factors to determine whether performing the two step goodwill impairment assessment is necessary. Under the option, the calculation of the reporting unit’s fair value is not required to be performed unless as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. The adoption of this guidance impacts testing steps only, and therefore adoption will not have an impact on our consolidated financial statements. We test goodwill annually as of December 31, and when triggering events occur. No triggering events occurred in the six months ended June 30, 2012.
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
Fiber Materials, Inc.
On October 31, 2011, we purchased substantially all of the assets and assumed certain trade liabilities of Fiber Materials, Inc. (“FMI”) for $14.0 million of cash. FMI is a manufacturer of highly engineered advanced carbon composite materials serving the aerospace and defense industries and high temperature insulation for use in industrial applications. FMI has been assigned to our Engineered Solutions (“ES”) business segment. The substance of the transaction was the acquisition of a business and we accounted for the transaction following the guidance in FASB ASC 805, Business Combinations. Tangible assets acquired and liabilities assumed were recorded at their estimated fair values of $13.3 million and $1.4 million, respectively. The estimated fair value of finite-lived intangible assets acquired of $2.5 million relating to customer relationships is being amortized over its estimated useful life of 5 years. These values have been prepared based on the preliminary allocation of purchase price using estimates of the fair values and useful lives of assets acquired and liabilities assumed based on best available information determined with the assistance of independent valuations, quoted market prices and management estimates. The purchase price allocations are subject to further adjustment until all pertinent information regarding the assets acquired and liabilities assumed are fully evaluated by us.

(3)	Stock-Based Compensation
For three months ended June 30, 2011 and 2012, we recognized stock-based compensation expense totaling $1.8 million and $2.8 million, respectively. A majority of the expense, $1.6 million and $2.5 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statements of Income, with the remaining expenses recorded as cost of sales and research and development.
In the six months ended June 30, 2011 and 2012, we recognized $4.0 million and $6.4 million, respectively, in stock-based compensation expense. A majority of the expense, $3.5 million and $5.7 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statements of Income, with the remaining expenses recorded as cost of sales and research and development.
As of June 30, 2012, the total compensation cost related to non-vested restricted stock, performance shares and stock options not yet recognized was $19.2 million, which will be recognized over the weighted average life of 1.4 years.
Restricted Stock and Performance Shares
Restricted stock and performance share awards activity under the plans for the six months ended June 30, 2012 was:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested as of January 1, 2012	1,725,158	$15.82
Granted	106,956	14.44
Vested	(321,462)	12.36
Forfeited/canceled/expired	(5,597)	16.09
Outstanding unvested as of June 30, 2012	1,505,055	16.46

Stock Options
Stock option activity under the plans for the six months ended June 30, 2012 was:

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of January 1, 2012	1,327,087	$13.15
Granted	26,300	14.76
Forfeited/canceled/expired	(7,100)	14.41
Exercised	(8,671)	10.60
Outstanding as of June 30, 2012	1,337,616	13.19

(4)	Earnings per Share
The following table shows the information used in the calculation of our share counts for basic and diluted earnings per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
Weighted average common shares outstanding for basic calculation	145,165,549	141,398,901	145,010,867	142,716,771
Add: Effect of stock options and restricted stock	798,855	655,045	712,178	665,654
Weighted average common shares outstanding for diluted calculation	145,964,404	142,053,946	145,723,045	143,382,425
Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of stock options covering 2,600 shares in the three and six months ended June 30, 2011 as the exercise prices were greater than the weighted average market price of our common stock for that period. The weighted average common shares outstanding for the diluted calculation excludes 884,178 and 870,657 shares for the three and six months ended June 30, 2012, respectively, as exercise prices were greater than the weighted average market price of our common stock for that period.
During the three months ended June 30, 2012, 8.8 million common shares were repurchased in the open market under a previously announced repurchase program authorized by the Board of Directors. These share repurchases represented a financing cash outflow of $84.0 million and an increase in accrued liabilities of $6.0 million for payments not yet made as of June 30, 2012. These share repurchases decreased the weighted average common shares outstanding by approximately 2.6 million shares for the three months ended June 30, 2012 and by approximately 1.2 million shares for the six months ended June 30, 2012. The remaining 1.2 million shares available under the program were repurchased in July 2012.

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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Engineered Solutions. Engineered Solutions include advanced graphite materials products for industrial, energy, transportation, and defense markets, as well as natural graphite products enabling thermal management solutions for the advanced electronics industry and energy storage solutions for the transportation and power generation industries.
We continue to evaluate the performance of our segments based on segment operating income. Intersegment sales and transfers are not material and the accounting policies of the reportable segments are the same as those for our Consolidated Financial Statements as a whole. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated net sales.
The following tables summarize financial information concerning our reportable segments:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
	(Dollars in thousands)		(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$269,751	$262,285	$533,236	$455,281
Engineered Solutions	50,480	53,326	93,132	101,268
Total net sales	$320,231	$315,611	$626,368	$556,549
Segment operating income:
Industrial Materials	32,136	41,877	66,335	66,802
Engineered Solutions	7,433	4,700	10,880	3,782
Total segment operating income	$39,569	$46,577	$77,215	$70,584
Reconciliation of segment operating income to income before provision for income taxes
Other expense (income), net	(196)	394	(187)	(3,029)
Interest expense	4,584	5,132	8,988	9,894
Interest income	(115)	(64)	(244)	(145)
Income before provision for income taxes	$35,296	$41,115	$68,658	$63,864

(6)	Other (Income) Expense, Net
Other income for the six months ended June 30, 2012, includes $4.0 million of insurance reimbursements for claims made related to flood damages incurred at our Clarksburg, West Virginia facility during 2011.

(7)	Benefit Plans
The components of our consolidated net pension costs are set forth in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$164	$426	$328	$852
Interest cost	2,446	2,150	4,892	4,300
Expected return on plan assets	(2,138)	(2,195)	(4,276)	(4,390)
Amortization of prior service cost	13	6	26	12
Net cost	$485	$387	$970	$774

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of our consolidated net postretirement costs are set forth in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$41	$46	$82	$92
Interest cost	440	381	880	762
Amortization of prior service benefit	(48)	(49)	(96)	(98)
Plan amendment	—	1,147	—	1,147
Net cost	$433	$1,525	$866	$1,903

(8)	Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill during the six months ended June 30, 2012 are as follows:

Total
(Dollars in Thousands)
Balance as of December 31, 2011	$498,681
Currency translation effect	(141)
Balance as of June 30, 2012	$498,540

The following table summarizes intangible assets with determinable useful lives by major category as of December 31, 2011 and June 30, 2012:

	As of December 31, 2011			As of June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
Patents	$3,520	$(1,393)	$2,127	$3,520	$(1,505)	$2,015
Trade name	7,900	(1,598)	6,302	7,900	(2,234)	5,666
Technological know-how	43,349	(6,526)	36,823	43,349	(9,540)	33,809
Customer –related intangible	110,798	(16,481)	94,317	110,798	(23,857)	86,941
Total finite-lived intangible assets	$165,567	$(25,998)	$139,569	$165,567	$(37,136)	$128,431
Amortization expense of intangible assets was $5.7 million and $5.6 million in the three months ended June 30, 2011 and 2012, respectively, and $11.4 million and $11.1 million in the six months ended June 30, 2011 and 2012, respectively.

(9)	Long-Term Debt and Liquidity
The following table presents our long-term debt:

	As of December 31, 2011	As of June 30, 2012
	(Dollars in thousands)
Revolving Facility	$232,000	$410,000
Senior Subordinated Notes	153,442	158,721
Other debt	2,182	2,037
Total	$387,624	$570,758

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair value of long-term debt at December 31, 2011 and June 30, 2012, which was determined using Level 2 inputs, approximated the book value.
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
The interest rate applicable to the Revolving Facility is, at GrafTech’s option, either LIBOR plus a margin ranging from 1.5% to 2.25% (depending on our total net leverage ratio and/or senior unsecured rating) or, in the case of dollar denominated loans, the alternate base rate plus a margin ranging from 0.50% to 1.25% (depending upon such ratio or rating). The alternate base rate is the highest of (i) the prime rate announced by JPMorgan Chase Bank, N.A., (ii) the federal fund effective rate plus one-half of 1.0% and (iii) the London interbank offering rate (as adjusted) for a one-month period plus 1.0%. GrafTech Finance, Luxembourg Holdco and Swissco pay a per annum fee ranging from 0.25% to 0.40% (depending on such ratio or rating) on the undrawn portion of the commitments under the Revolving Facility.
The financial covenants require us to maintain a minimum cash interest coverage ratio of 3.00 to 1.00 and a maximum senior secured leverage ratio of 2.25 to 1.00, subject to adjustment for certain events. As of June 30, 2012, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable.
Senior Subordinated Notes
On November 30, 2010, in connection with our acquisitions of Seadrift Coke L.P. and C/G Electrodes LLC, we issued Senior Subordinated Notes for an aggregate face amount of $200 million. These Senior Subordinated Notes are non-interest bearing and mature in 2015. Because the promissory notes are non-interest bearing, we were required to record them at their present value (determined using an interest rate of 7%). The difference between the face amount of the promissory notes and their present value is recorded as debt discount. The debt discount is amortized to income using the interest method, over the life of the promissory notes. The loan balance, net of unamortized discount, was $153.4 million as of December 31, 2011 and $158.7 million as of June 30, 2012.

(10)	Inventories
Inventories are comprised of the following:

	As of December 31, 2011	As of June 30, 2012
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$168,982	$203,432
Work in process	205,968	262,833
Finished goods	73,821	92,852
	448,771	559,117
Reserves	(4,709)	(4,546)
	$444,062	$554,571

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11)	Interest Expense
The following table presents an analysis of interest expense:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
	(Dollars in thousands)		(Dollars in thousands)

Interest incurred on debt	$1,409	$1,887	$2,620	$3,523
Amortization of discount on Senior Subordinated Notes	2,488	2,662	4,934	5,280
Amortization of debt issuance costs	385	393	772	770
Supply Chain Financing mark-up	302	190	662	321
Total interest expense	$4,584	$5,132	$8,988	$9,894
Interest Rates
The Revolving Facility had an effective interest rate of 2.05% and 2.00% as of December 31, 2011 and June 30, 2012, respectively. The Senior Subordinated Notes have an implied interest rate of 7.00%.

(12)	Supply Chain Financing
We have a supply chain financing arrangement with a financing party. Under this arrangement, we essentially assign our rights to purchase needle coke from a third-party supplier to the financing party. The financing party purchases the product from a supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment to the financing party for this needle coke includes a mark-up (the “Mark-Up”). The Mark-Up is a premium expressed as a percentage of the purchase price. The Mark-Up is subject to quarterly reviews. Based on the terms of the arrangement, the total amount that we owe to the financing party may not exceed $49.3 million at any point in time.
We record the inventory once title and risk of loss transfers from the supplier to the financing party. We record our liability to the financing party as an accrued liability. For the three months ended June 30, 2011, and 2012, our purchases of inventory under this arrangement were $43.0 million and $45.4 million, respectively with a recognized Mark-Up of $0.3 million and $0.2 million, respectively. For the six months ended June 30, 2011, and 2012, our purchases of inventory under this arrangement were $91.4 million and $91.9 million, respectively with a recognized Mark-Up of $0.7 million and $0.3 million, respectively.

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
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the six months ended June 30, 2012, are presented below (dollars in thousands):

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance as of January 1, 2012	$1,531
Product warranty adjustments	410
Payments and settlements	(37)
Balance as of June 30, 2012	$1,904

(14)	Income Taxes
We compute an estimated annual effective tax rate on a quarterly basis, considering ordinary income and related income tax expense. Ordinary income refers to income (loss) before income tax expense excluding significant, unusual, or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs. These items may include the cumulative effect of changes in tax laws or rates, impairment charges, adjustments to prior period uncertain tax positions, or adjustments to our valuation allowance due to changes in judgment of the realizability of deferred tax assets
The following table summarizes the provision for income taxes for the three and six months ended June 30, 2011 and 2012:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
	(Dollars in thousands)		(Dollars in thousands)
Tax expense/(benefit)	$6,727	$(732)	$12,826	$4,488
Pretax income	$35,296	$41,115	$68,658	$63,864
Effective tax rates	19.1%	(1.8)%	18.7%	7.0%
During the three and six months ended June 30, 2012, our unrecognized tax benefits decreased by $10.5 million due to the effective resolution of uncertain tax positions from prior years, which had a favorable impact on our effective tax rate. The current year effective tax rate also differs from the U.S statutory rate of 35% due to jurisdictional mix of income.
As of June 30, 2012, we had unrecognized tax benefits of $7.3 million, $5.2 million of which, if recognized, would have a favorable impact on our effective tax rate. It is reasonably possible that a reduction of unrecognized tax benefits of $0.2 million may occur within 12 months, due to settlements and the expiration of statutes of limitation.
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are currently under federal audit in the U.S. for tax years 2008 and 2009. All U.S. tax years prior to 2007 are closed by statute or have been audited and settled with the domestic tax authorities. We are also under audit in Switzerland for federal, cantonal, and communal taxes for the tax years ended 2006 – 2009. All other non-U.S. jurisdictions are still open to examination beginning after 2006.
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
Foreign currency derivatives
We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures such as foreign currency denominated debt, sales, receivables, payables, and purchases. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. There was no ineffectiveness on these contracts designated as hedging instruments during the six months ended June 30, 2011 and 2012.
In 2011 and 2012, we entered into foreign forward currency derivatives denominated in the Mexican peso, South African rand, Brazilian real, euro and Japanese yen. These derivatives were entered into to protect the risk that the eventual cash flows resulting from such transactions may be adversely affected by changes in exchange rates between the US dollar and the Mexican peso, South African rand, Brazilian real, euro and Japanese yen. As of June 30, 2012, we had outstanding Mexican peso, South African rand, Brazilian real, euro, and Japanese yen currency contracts with aggregate notional amounts of $189.7 million. The foreign currency derivatives outstanding as of June 30, 2012 have several maturity dates ranging from July 2012 to December 2012.
Commodity derivative contracts
We periodically enter into derivative contracts for certain refined oil products and natural gas. These contracts are entered into to protect against the risk that eventual cash flows related to these products may be adversely affected by future changes in prices. There was no ineffectiveness on these contracts during the three or six months ended June 30, 2012. As of June 30, 2012, we had outstanding derivative swap contracts for refined oil products and natural gas with aggregate notional amounts of $25.3 million and $0.4 million, respectively. These contracts have maturity dates ranging from July 2012 to December 2012.
The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At December 31, 2011 and June 30, 2012, the fair values of our derivatives and their respective balance sheet locations are presented in the following tables:

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2011	(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$4,412	Other payables	$1,834
Commodity derivative contracts	Other current assets	1,104	Other current liabilities	1,557
Total fair value		$5,516		$3,391

As of June 30, 2012
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$3,730	Other payables	$738
Commodity derivative contracts	Other current assets	—	Other current liabilities	3,089
Total fair value		$3,730		$3,827

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2011	(Dollars in Thousands)
Derivatives designated as fair value hedges:
Foreign currency derivatives	Other receivables	$—	Other payables	$195
Total fair value		$—		$195

As of June 30, 2012
Derivatives designated as fair value hedges:
Foreign currency derivatives	Other receivables	$—	Other payables	$—
Total fair value		$—		$—

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2011	(Dollars in Thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Other receivables	$—	Other payables	$—
Total fair value		$—		$—

As of June 30, 2012
Derivatives not designated as hedges:
Foreign currency derivatives	Other receivables	$146	Other payables	$756
Total fair value		$146		$756
The location and amount of realized (gains) losses on derivatives are recognized in the Statements of Income when the hedged item impacts earnings and are as follows for the three and six months ended June 30, 2011 and 2012:

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Amount of (Gain)/Loss Recognized (Effective Portion)
Three Months Ended June 30,	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	2011	2012
		(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Cost of goods sold/Other expense / (income) / Revenue	$9	$(1,138)
Commodity forward derivatives	Cost of goods sold / Revenue	$(1,039)	$(2,517)

		(Gain)/Loss Recognized (Effective Portion)
Three Months Ended June 30,	Location of (Gain)/Loss Recognized in the Consolidated Statement of Income	2011	2012
		(Dollars in Thousands)
Derivatives designated as fair value hedges:
Foreign currency derivatives	Cost of goods sold/Other expense (income)	$328	$—

		Amount of (Gain)/Loss Recognized
Three Months Ended June 30,	Location of (Gain)/Loss Recognized in the Consolidated Statement of Income	2011	2012
		(Dollars in thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Cost of goods sold/Other expense (income)	$—	$(863)

		Amount of (Gain)/Loss Recognized (Effective Portion)
Six Months Ended June 30,	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	2011	2012
		(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Cost of goods sold/Other expense / (income) / Revenue	$881	$(2,359)
Commodity forward derivatives	Cost of goods sold / Revenue	$(801)	$(4,987)

		(Gain)/Loss Recognized (Effective Portion)
Six Months Ended June 30,	Location of (Gain)/Loss Recognized in the Consolidated Statement of Income	2011	2012
		(Dollars in Thousands)
Derivatives designated as fair value hedges:
Foreign currency derivatives	Cost of goods sold/Other expense (income)	$328	$—

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Amount of (Gain)/Loss Recognized
Six Months Ended June 30,	Location of (Gain)/Loss Recognized in the Consolidated Statement of Income	2011	2012
		(Dollars in thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Cost of goods sold/Other expense (income)	$—	$(800)
Foreign currency exchange contracts shown in the tables above not designated as hedges are primarily contracts entered into to manage foreign currency exposures on euro, South African rand, Brazilian real and Japanese yen denominated accounts receivable.
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
Forward Looking Statements and Risks. This Report contains forward looking statements. In addition, we or our representatives have made or may make forward looking statements on telephone or conference calls, by webcasts or emails, in person, in presentations or written materials, or otherwise. These include statements about such matters as: expected future or targeted operational and financial performance; growth rates and future production and sales of products that incorporate or that are produced using our products; changes in production capacity in our operations and our competitors’ or customers’ operations and the utilization rates of that capacity; growth rates for, future prices and sales of, and demand for our products and our customers products; costs of materials and production, including anticipated increases or decreases therein, our ability to pass on any such increases in our product prices or surcharges thereon, or customer or market demand to reduce our prices due to such decreases; changes in customer order patterns due to changes in economic conditions; productivity, business process and operational initiatives, and their impact on us; our position in markets we serve; financing and refinancing activities; investments and acquisitions that we have made or may make in the future and the performance of the businesses underlying such acquisitions and investments; employment and contributions of key personnel; employee relations and collective bargaining agreements covering many of our operations; tax rates; capital expenditures and their impact on us; nature and timing of restructuring charges and payments; stock repurchase activities; supply chain management; customer and supplier contractual provisions and related opportunities and issues; competitive activities; strategic plans and business projects; regional and global economic and industry market conditions, the timing and magnitude of changes in such conditions and the impact thereof; interest rate management activities; currency rate management activities; deleveraging activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, technology development and collaboration, investment, acquisition, venture, operational, tax, financial and capital projects; legal proceedings, contingencies, and environmental compliance including any regulatory initiatives with respect to greenhouse gas emissions which may be proposed; consulting projects; potential offerings, sales and other actions regarding debt or equity securities of us or our subsidiaries; and costs, working capital, revenues, business opportunities, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. The words “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “intend,” “should,” “would,” “could,” “target,” “goal,” “continue to,” “positioned to” and similar expressions, or the negatives thereof, identify some of these statements.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

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

•	The possibility that economic conditions may cause customers to seek to delay or cancel orders and that we

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

may not be able to correspondingly reduce production costs or delay or cancel raw material purchase commitments;

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

•	the possibility of security breaches in the Company’s information technology systems;

•
the possibility that our disclosure or internal controls may become inadequate because of changes in conditions or personnel, that the degree of compliance with our policies and procedures related to those controls may deteriorate or that those controls may not operate effectively and may not prevent or detect misstatements or errors;

•	the possibility that we may not fully complete stock purchase programs;

•	the possibility that severe economic conditions may adversely affect our liquidity or capital resources;

•	the possibility that delays may occur in the financial statement closing process due to a change in our internal control environment or personnel;

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

•	the possibility of changes in performance that may affect financial covenant compliance or funds available for borrowing; and

•	other risks and uncertainties, including those described elsewhere in this Report or our other SEC filings, as well as future decisions by us.
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
Based on current International Monetary Fund (IMF) projections, the estimate for global GDP growth has been reduced to 3.5 percent in 2012, representing the second downward revision to growth estimates this year. The IMF highlights that the strength of the global economic recovery has weakened considerably and continues to face further downside risks. The IMF notes that the European debt crisis continues to be one the largest risk factors, particularly as growth momentum slows in emerging markets including China, Brazil and India. The IMF also notes that momentum appears to be slowing in the United States also, a region that was previously forecast to experience more robust growth earlier this year. Weaker growth is now forecast for both advanced and key emerging economies in the second half of 2012. As a result, IMF also cuts its 2013 global GDP growth forecast to 3.9 percent.
Based on published reports, global steel production in the six months ended June 30, 2012 has slowed to a modest 0.8% growth rate compared to the same period last year. Global steel capacity utilization was approximately 80.4%, a decrease of 2.5 percentage points compared to the same period last year. During the first half of 2012, global steel production, excluding China, decreased by 0.5% compared to the same period last year. Steel production in the European Union decreased 5.4% compared to the same period last year. China's steel production increased by an estimated 2.3% compared to same period last year. Industrial materials demand is primarily linked with the global production of steel in an electric arc furnace and, to a lesser extent, with the total production of steel and certain other metals.
EAF steel production has followed a similar trend as overall steel production, growing 0.9% globally in the first half of 2012 compared to the same period last year. During the first half of 2012, estimated EAF steel production, excluding China, increased by 0.6% compared to the same period last year. The European Union's estimated EAF steel production decreased by 6.4% compared to the same period last year. China's estimated EAF steel production increased by 2.2% during the first half of 2012, contributing to the global EAF steel production increase. Generally, changes in graphite electrode demand have tracked changes in EAF steel production.

In summary, based on IMF projections and other economic forecasts and factors described above, we expect the following targeted results in 2012:

•
Earnings before interest, taxes, depreciation, amortization and other (income) expense to be in the range of $235 million to $255 million, calculated as operating income of $150 million to $170 million plus depreciation and amortization of approximately $85 million;

•	Overhead expense (selling and administrative, and research and development expenses) of approximately $160 million;

•	Interest expense of approximately $22 million;

•	Capital expenditures in the range of $120 million to $130 million;

•	An effective tax rate in the range of 23 percent to 25 percent;

•	Cash flow from operations in the range of $90 million to $120 million; and

•	Full year fully diluted share count of approximately 140 million shares.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Results of Operations and Segment Review
Three Months Ended June 30, 2011 as Compared to Three Months Ended June 30, 2012.
The tables presented in our period-over-period comparisons summarize our consolidated statements of income and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the three months ended June 30, 2011 and 2012. Throughout our MD&A, changes that are less than 5% or less than $1.0 million, may be deemed not meaningful and are designated as “NM”.

	For the Three Months Ended
	June 30,		Increase	%
(in thousands, except per share data and % change)	2011	2012	(Decrease)	Change
Net sales	$320,231	$315,611	$(4,620)	(1)%
Cost of sales	245,072	231,234	(13,838)	(6)%
Gross profit	75,159	84,377	9,218	12%
Research and development	2,934	2,942	8	NM
Selling and administrative expenses	32,656	34,858	2,202	7%
Operating income	39,569	46,577	7,008	18%
Other expense (income), net	(196)	394	590	NM
Interest expense	4,584	5,132	548	NM
Interest income	(115)	(64)	51	NM
Income before provision for income taxes	35,296	41,115	5,819	16%
Provision for income taxes	6,727	(732)	(7,459)	(111)%
Net income	$28,569	$41,847	$13,278	46%
Basic income per common share:	$0.20	$0.30	$0.10
Diluted income per common share:	$0.20	$0.29	$0.09

Net sales, by operating segment for the three months ended June 30, 2011 and 2012 were:

	For the Three Months Ended
	June 30,		Increase	%
(in thousands, except per % change)	2011	2012	(Decrease)	Change
Industrial Materials	$269,751	$262,285	$(7,466)	(3)%
Engineered Solutions	50,480	53,326	2,846	6%
Total net sales	$320,231	$315,611	$(4,620)	(1)%

An analysis of the components of change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	(13)%	13%	(3)%	(3)%
Engineered Solutions	7%	1%	(2)%	6%

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Net sales. Net sales for our Industrial Materials segment decreased to $262.3 million in the three months ended June 30, 2012 from $269.8 million in the three months ended June 30, 2011. This decrease was primarily the result of lower sales volumes for graphite electrodes. This impact was particularly evident for our European markets in response to recessionary conditions in the region. These volume decreases were offset by higher realized prices in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The weighted average selling price, excluding currency impact, of electrodes in the three months ended June 30, 2012 increased approximately 13% compared to the average price in the three months ended June 30, 2011.
Net sales for our Engineered Solutions segment increased to $53.3 million in the three months ended June 30, 2012, compared to net sales of $50.5 million in the three months ended June 30, 2011. This increase was largely driven by continued growth in our advanced consumer electronics products and the incremental revenue associated with acquisitions. This increase was partially offset by the decline in our sales of advanced graphite materials products to the solar market.
Cost of sales. For the three months ended June 30, 2012, we experienced decreases in cost of sales of $13.8 million primarily driven by lower sales volumes in our Industrial Materials segment. Cost of sales in the three months ended June 30, 2012, benefited from lower costs as we consumed remaining year-end inventories. That inventory carried lower raw material costs and overhead absorption rates. We anticipate that the impact of 2012 raw material cost increases will be more fully reflected in the second half of the year. Costs were also $1.8 million lower due to inventory step-up costs recognized in the three months ended June 30, 2011 that did not recur in the three months ended June 30, 2012. These costs related to acquisitions made in 2010. Our Industrial Materials segment was further impacted by changes in foreign currency, which decreased costs by an additional $10.3 million.
Selling and administrative expenses. Selling and administrative expenses increased $2.2 million in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, due primarily to increases in incentive and stock-based compensation plan expense and additional expense resulting from acquisitions.
Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the three months ended June 30, 2011 and 2012:

	For the Three Months Ended
	June 30,
	2011	2012
	(Dollars in thousands)
Industrial Materials	$32,136	$41,877
Engineered Solutions	7,433	4,700
Total segment operating income	$39,569	$46,577

The percentage relationship of cost of operations to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	For the Three Months Ended
	June 30,
	(Percentage of sales)
	2011	2012	Change
Industrial Materials	88%	84%	(4)%
Engineered Solutions	85%	91%	6%

Segment operating costs and expenses as a percentage of sales for Industrial Materials decreased to 84% for the three months ended June 30, 2012, compared to 88% for the three months ended June 30, 2011, due to favorable foreign currency impacts, which largely overshadowed modest increases in raw material prices. Total operating costs and expenses decreased $17.2 million from the three months ended June 30, 2012 as compared to the three months

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

ended June 30, 2011, driven primarily by lower sales volumes for graphite electrodes and needle coke.
 Segment operating costs and expenses as a percentage of sales for Engineered Solutions increased from 85% for the three months ended June 30, 2011 to 91% for the three months ended June 30, 2012. Operating expenses increased as a percentage of sales, due to an unfavorable product mix and higher costs incurred to support growth initiatives for this segment. This product mix reflects the continued decline in demand for solar applications.
Provision for income taxes. The following table summarizes the expense/(benefit) for income taxes for the three months ended June 30, 2011 and 2012:

	For the Three Months Ended
	June 30,
	2011	2012
	(Dollars in thousands)
Tax expense/(benefit)	6,727	(732)
Pretax income	35,296	41,115
Effective tax rates	19.1%	(1.8)%

During the quarter ended June 30, 2012, our unrecognized tax benefits decreased by $10.5 million due to the effective resolution of uncertain tax positions from prior years which had a favorable impact on our effective tax rate. The current year effective tax rate also differs from the U.S statutory rate of 35% due to jurisdictional mix of income.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Six Months Ended June 30, 2011 as Compared to Six Months Ended June 30, 2012.
The tables presented in our period-over-period comparisons summarize our consolidated statements of income and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the six months ended June 30, 2011 and 2012. Throughout our MD&A, changes that are less than 5% or less than $1.0 million, may be deemed not meaningful and are designated as “NM”.

	For the Six Months Ended
	June 30,		Increase	%
(in thousands, except per share data and % change)	2011	2012	(Decrease)	Change
Net sales	$626,368	$556,549	$(69,819)	(11)%
Cost of sales	478,274	405,241	(73,033)	(15)%
Gross profit	148,094	151,308	3,214	2%
Research and development	6,004	7,141	1,137	19%
Selling and administrative expenses	64,875	73,583	8,708	13%
Operating income	77,215	70,584	(6,631)	(9)%
Other expense (income), net	(187)	(3,029)	(2,842)	1,520%
Interest expense	8,988	9,894	906	NM
Interest income	(244)	(145)	99	NM
Income before provision for income taxes	68,658	63,864	(4,794)	(7)%
Provision for income taxes	12,826	4,488	(8,338)	(65)%
Net income	$55,832	$59,376	$3,544	6%
Basic income per common share:	$0.39	$0.42	$0.03
Diluted income per common share:	$0.38	$0.41	$0.03
Net sales, by operating segment for the six months ended June 30, 2011 and 2012 were:

	For the Six Months Ended
	June 30,		Increase	%
(in thousands, except per % change)	2011	2012	(Decrease)	Change
Industrial Materials	$533,236	$455,281	$(77,955)	(15)%
Engineered Solutions	93,132	101,268	8,136	9%
Total net sales	$626,368	$556,549	$(69,819)	(11)%

An analysis of the components of change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	(24)%	10%	(1)%	(15)%
Engineered Solutions	9%	2%	(2)%	9%

Net sales. Net sales for our Industrial Materials segment decreased to $455.3 million in the six months ended June 30, 2012 compared to net sales of $533.2 in the six months ended June 30, 2011. This decrease was primarily the result of lower sales volumes for graphite electrodes. This impact was particularly evident for our European markets in response to recessionary conditions in the region. These volume decreases were partially offset by higher realized

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

prices in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The weighted average selling price, excluding currency impacts, of electrodes in the six months ended June 30, 2012 increased approximately 10% compared to the average price in the six months ended June 30, 2011.
Net sales for our Engineered Solutions segment increased to $101.3 million in the six months ended June 30, 2012, compared to sales of $93.1 million in the six months ended June 30, 2011. This increase was largely driven by continued growth in our advanced consumer electronics products and the incremental revenue associated with acquisitions. This increase was partially offset by the decline in our sales of advanced graphite material products to the solar market.
Cost of sales. For the six months ended June 30, 2012, we experienced decreases in cost of sales of $73.0 million as a result of lower sales volumes in our Industrial Materials segment. Cost of sales in the six months ended June 30, 2012, benefited from lower costs as we consumed remaining year-end inventories. That inventory carried lower raw material costs and overhead absorption rates. We anticipate that the impact of 2012 raw material cost increases will be more fully reflected in the second half of the year. Costs were also $4.7 million lower due to inventory step-up costs recognized in the six months ended June 30, 2011 related to the acquisitions made in 2010 that did not recur in the six months ended June 30, 2012. Our Industrial Materials segment was further impacted by changes in foreign currency, which decreased costs by an additional $11.8 million. These decreases in costs were partially offset by severance charges of $3.3 million incurred in the six months ended June 30, 2012 as we took actions to right-size our operations to better align with expected customer demand during the remainder of 2012.

Research and Development. The difference in the incentive compensation plan expense for the period ended June 30, 2012 as compared to June 30, 2011 had an unfavorable impact of $0.4 million.
Selling and administrative expenses. Selling and administrative expenses increased $8.7 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, due primarily to increases in incentive and stock-based compensation plan expense and additional expense resulting from acquisitions.
Other expense (income), net. During the six months ended June 30, 2012, we received $4.0 million of insurance reimbursements for claims made related to flood damages incurred at our Clarksburg, West Virginia facility during 2011.
Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the six months ended June 30, 2011 and 2012:

	For the Six Months Ended
	June 30,
	2011	2012
	(Dollars in thousands)
Industrial Materials	$66,335	$66,802
Engineered Solutions	10,880	3,782
Total segment operating income	$77,215	$70,584

The percentage relationship of cost of operations to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	For the Six Months Ended
	June 30,
	(Percentage of sales)
	2011	2012	Change
Industrial Materials	88%	85%	(3)%
Engineered Solutions	88%	96%	8%

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Segment operating costs and expenses as a percentage of sales for Industrial Materials decreased to 85% for the six months ended June 30, 2012, compared to 88% for the six months ended June 30, 2011 due to favorable foreign currency impacts, which largely overshadowed modest increases in raw material prices. Total operating costs and expenses decreased $78.5 million from the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, primarily due to lower sales volumes for graphite electrodes.
 Segment operating costs and expenses as a percentage of sales for Engineered Solutions increased from 88% for the six months ended June 30, 2011 to 96% for the six months ended June 30, 2012. Operating expenses increased as a percentage of sales due to an unfavorable product mix and higher costs incurred to support growth initiatives for this segment. This product mix reflects the continued decline in demand for solar applications.
 Provision for income taxes. The following table summarizes the expense for income taxes for the six months ended June 30, 2011 and 2012:

	For the Six Months Ended
	June 30,
	2011	2012
	(Dollars in thousands)
Tax expense	12,826	4,488
Pretax income	68,658	63,864
Effective tax rates	18.7%	7.0%

During the quarter ended June 30, 2012, our unrecognized tax benefits decreased by $10.5 million due to the effective resolution of uncertain tax positions from prior years, which had a favorable impact on our effective tax rate. The current year effective tax rate also differs from the U.S statutory rate of 35% due to jurisdictional mix of income.

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
During the six months ended June 30, 2012, the average exchange rate for the euro, Brazilian real, Mexican peso and South African rand against the U.S. dollar decreased approximately 7.3, 12.3%, 10.0% and 12.6% respectively, while the Japanese yen increased against the U.S. dollar approximately 2.6% when compared to their respective average exchange rates against the U.S. dollar for the six months ended June 30, 2011. During the six months ended June 30, 2011, the average exchange rate for the Japanese yen, Brazilian real, South African rand, Mexican peso, euro and British pound increased by approximately 11.6%, 10.2%, 9.2%, 6.5%, 5.7% and 5.9%, respectively, when compared to respective average exchange rates against the U.S. dollar for the six months ended June 30, 2010.
For net sales of Industrial Materials, the impact of changes in the average exchange rates for the period was a decrease of $5.3 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. For the cost of Industrial Materials, the impact of these events was a decrease of $11.8 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011.
As part of our cash management, we also have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Income. Swissco is party to many

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

of these loans. Effective January 1, 2011, the functional currency of this entity was changed to the U.S. dollar, as the majority of these loans and the purchases made are denominated in the U.S. dollar. This change reduces the potential of an accounting impact due to our exposure to exchange rate changes related to our intercompany loans.
The remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities resulted in a currency gain of $0.5 million in the six months ended June 30, 2011, compared to $2.1 million the six months ended June 30, 2012.
We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by currency exchange rate changes, as described under “Part I, Item 3–Quantitative and Qualitative Disclosures about Market Risk”.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

 Liquidity and Capital Resources
We believe that we have adequate liquidity to meet all of our present needs. Disruptions in the U.S. and international financial markets, however, could adversely affect our liquidity and the cost and availability of financing to us in the future. As of June 30, 2012 we had cash and cash equivalents of $7.1 million, long-term debt of $570.8 million, short-term debt of $8.3 million and stockholder’s equity of $1,299 million. We also had $150 million available through our Revolving Facility. As a part of our cash management activities, we manage accounts receivable credit risk, collections, and accounts payable vendor terms to maximize our free cash at any given time and minimize accounts receivable losses.
Our sources of funds have consisted principally of cash flow from operations and debt including our Revolving Facility. Our uses of those funds (other than for operations) have consisted principally of capital expenditures, the repurchase of common shares outstanding, cash paid for acquisitions and expenses thereof and debt reduction payments and other obligations.
We have a supply chain financing arrangement with a financing party that provides additional working capital liquidity of up to $50 million. Under this arrangement, we essentially assigned our rights to purchase needle coke from a third-party supplier to the financing party. The financing party purchases the product from our supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment to the financing party for this needle coke includes a mark-up (the “Mark-Up”). The Mark-Up is subject to quarterly reviews. In effect, we have a longer period of time to pay the financing party than by purchasing directly from the supplier which helps us maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. For the first six months of 2012 the Mark-Up was based on 2 month LIBOR plus a margin of 2.25%. We purchased approximately $91.9 million of inventory under this arrangement and incurred a Mark-Up of approximately $0.3 million during the six months ended June 30, 2012.
In the event that operating cash flow and the financing of needle coke purchases fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our Revolving Facility.
We use cash flow from operations, funds supply chain financing, and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as well as cash on hand as our primary sources of liquidity. The Revolving Facility is secured, and provides for maximum borrowings of up to $570 million including a letters of credit sub-facility of up to $50 million and is subject to certain conditions (including a maximum senior secured leverage ratio test). The Revolving Facility matures in October 2016.
As of June 30, 2012, we had outstanding borrowings drawn from the Revolving Facility of $413 million, and $150 million was available (after consideration of outstanding letters of credit of $7 million).
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
As of June 30, 2012, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable. These covenants include maintaining a cash minimum interest coverage ratio of at least 3.00 to 1.00 and a maximum senior secured leverage ratio of 2.25 to 1.00, subject to adjustment based on a rolling average of the prior four quarters. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants through 2012. If we were to believe that we would not continue to comply with these covenants,

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.
As of June 30, 2012, approximately 28% of our debt consists of fixed rate or zero interest rate obligations compared to 39% as of December 31, 2011.
Cash Flow and Plans to Manage Liquidity. Typically, our cash flow fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of capital expenditures, acquisitions, stock repurchases, and other factors.
Certain of our obligations could have a material impact on our liquidity. Cash flow from operations and from financing activities services payment of our obligations, thereby reducing funds available to us for other purposes. As of June 30, 2012, we had $150 million of unused borrowing capacity under the Revolving Facility. We expect to use a substantial portion of that capacity for general purposes including working capital, capital expenditures, acquisitions, stock repurchases and other purposes. Continued improvement, or another downturn, in the global economy may require additional borrowings under our Revolving Facility, particularly if our supply chain financing arrangement is terminated. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and pay other obligations as accounts receivable increase. A downturn could significantly negatively impact our results of operations and cash flows, and could also result in delay or cancellation of customer orders at the same time that suppliers are requiring us to fully and timely perform our raw material purchase commitments and could occur at the time of increased borrowings, thereby negatively impacting, among other things, our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.
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
On December 13, 2011 our Board of Directors authorized a repurchase program for up to ten million shares of our common stock. During the second quarter of 2012, 8.8 million common shares were repurchased in the open market at a total cost of $89.9 million. During the month of July 2012, the remaining 1.2 million shares under this program were repurchased at a cost of $11.8 million. On July 24, 2012, our Board of Directors authorized a new repurchase program for up to ten million shares to replace the recently completed program. Purchases under the new program may take place from time to time in the open market, or through privately negotiated transactions, as market, industry and economic conditions warrant.
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
Cash Flows.
The following is a discussion of our cash flow activities:

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2012
	(Dollars in millions)
Cash flow (used in) provided by:
Operating activities	(18.0)	(31.5)
Investing activities	(64.8)	(54.6)
Financing activities	78.7	81.4
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
The net impact of the changes in working capital (operating assets and liabilities), which are discussed in more detail below, include the impact of changes in: receivables, inventories, prepaid expenses, accounts payable, accrued liabilities, accrued taxes, interest payable, and payments of other current liabilities.
We continue to attempt to maximize our operating cash flows by continuing to improve those working capital items that are most directly affected by changes in sales volume, such as accounts receivable, inventories and accounts payable.
During the six months ended June 30, 2011, changes in working capital resulted in a net use of funds of $123.0 million which was impacted by:

•	use of funds of $47.1 million from the increase in accounts receivable, which are due primarily to increased sales for the period;

•	use of funds for inventories of $53.8 million primarily due to the increased sales volume and the acquisitions of Seadrift and the St. Mary's facility;

•
use of funds of $6.3 million related to increased prepaid expenses primarily due to the deferral of $5.0 million of major maintenance and turnaround costs at Seadrift as well as the payment of insurance policy premiums in the second quarter; and

•	use of funds of $15.6 million from a decrease in accounts payable and accruals, caused primarily by the payment of incentive compensation.
During the six months ended June 30, 2012, changes in working capital resulted in a net use of funds of $127.7 million which was impacted by:

•	cash inflows of $37.1 million from the decrease in accounts receivable, due primarily to decreased sales for the period;

•
cash outflows for inventories of $104.9 million primarily due to increased volumes on hand resulting from lower sales volumes. We have taken actions in the six months ended June 30, 2012 to reduce operating levels to better align with customer demand during the remainder of 2012. We will continue to monitor and evaluate operating levels and raw material purchases and may make adjustments in the second half of the year; and

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

•	net cash outflows from decreases in accounts payable of $10.7 million, income taxes payable of $20.3 million and $21.9 million of accruals through normal operations.
Other uses of cash in the six months ended June 30, 2012 included contributions to pension and other benefit plans of $6.1 million.
Investing Activities.
Net cash used in investing activities was $64.8 million during the six months ended June 30, 2011 and included capital expenditures of $61.8 million and $6.5 million cash paid for an acquisition, partially offset by proceeds from derivative instruments of $3.1 million.
Net cash used in investing activities was $54.6 million during the six months ended June 30, 2012 and included capital expenditures of $61.6 million, which were partially offset by proceeds relating to our derivative instruments of $6.9 million.
 Financing Activities.
Net cash flow provided by financing activities was $78.7 million during the six months ended June 30, 2011, due primarily to net borrowings under our Revolving Facility of $68.0 million and $11.4 million of short term debt borrowings. The cash from these borrowings was used primarily to fund capital expenditures and working capital additions during the period.
Net cash flow provided by financing activities was $81.4 million during the six months ended June 30, 2012 and included net borrowings under our Revolving Facility of $178 million which was primarily used to repurchase 8.8 million shares of our outstanding common stock in the open market and fund working capital additions.
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
During the second quarter of 2012, we repurchased 8.8 million shares of our outstanding common stock, at a cost of $89.9 million. During July 2012, we repurchased an additional 1.2 million shares at a cost of $11.8 million.
Recent Accounting Pronouncements
We discuss recently adopted accounting standards on page 6 in Note 1, “Organization and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements.
Description of Our Financing Structure
We discuss our financing structure in more detail in Note 9, “Long-Term Debt and Liquidity” of the Notes to Consolidated Financial Statements.

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
The outstanding foreign currency derivatives as of December 31, 2011 and June 30, 2012 represented a net unrealized gain of $2.6 million and $3.0 million, respectively.
Energy Commodity Management. We periodically enter into commodity derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas and refined oil product exposure. The outstanding contracts as of December 31, 2011 and June 30, 2012 represented a net unrealized loss of $0.5 million and a net unrealized gain of $3.1 million, respectively.
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
Sensitivity Analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our foreign currency derivatives and our commodity derivatives. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of June 30, 2012, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a corresponding increase or decrease of $9.3 million in the fair value of the foreign currency hedge portfolio. A 10% increase or decrease in the value of the underlying commodity prices that we hedge would result in a corresponding increase or decrease of $2.3 million as of June 30, 2012 in the fair value of the commodity hedge portfolio. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
We had no interest rate derivative instruments outstanding as of June 30, 2012. A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $1.4 million for the six months ended June 30, 2012.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective at the reasonable assurance level as of June 30, 2012.
Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2012 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings
The information required by this Item is set forth in Note 13, “Contingencies” of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in Part I-Item IA of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 13, 2011 our Board of Directors authorized a repurchase program for up to ten million shares of our common stock. During the second quarter of 2012, 8.8 million common shares were repurchased in the open market at a total cost of $89.9 million. During the month of July 2012, the remaining 1.2 million shares under this program were repurchased at a cost of $11.8 million.
On July 24, 2012, our Board of Directors authorized a new repurchase program for up to ten million shares to replace the recently completed program. Purchases under the new program may take place from time to time in the open market, or through privately negotiated transactions, as market, industry and economic conditions warrant.
In addition to the plan, upon the vesting or payment of stock awards, an employee may elect receipt of the full share amount and pay the resulting taxes, or have shares withheld to cover the tax obligation. We sometimes elect to purchase these withheld shares rather than sell them in the open market. These repurchases are in addition to the program authorized by our Board of Directors described above.

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 1 through April 30, 2012	82,292	$11.74	82,200	9,917,800
May 1 through May 31, 2012	3,550,240	11.16	3,550,172	6,367,628
June 1 through June 30, 2012	5,119,602	9.64	5,119,401	1,248,227

* Including purchases of vested restricted stock shares from employees as payment for the withholding taxes due upon the vesting or payment of stock awards.

Item 3. Defaults upon Senior Securities
Not Applicable.

Item 4. Mine Safety Disclosures
Not Applicable.

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 5. Other Information.
Not Applicable

PART II. OTHER INFORMATION
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

GRAFTECH INTERNATIONAL LTD.
Date:	July 26, 2012	By:	/s/ Lindon G. Robertson
Lindon G. Robertson
Vice President and Chief Financial Officer (Principal Financial Officer)