Form 10-Q
period 2012-09-30
GRAFTECH INTERNATIONAL LTD
filed 2012-10-29
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of October 15, 2012, 134,180,806 shares of common stock, par value $.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	As of December 31, 2011	As of September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$12,429	$16,193
Accounts and notes receivable, net of allowance for doubtful accounts of
$4,153 at December 31, 2011 and $5,227 at September 30, 2012	253,151	230,096
Inventories	444,062	545,779
Prepaid expenses and other current assets	22,308	28,168
Total current assets	731,950	820,236
Property, plant and equipment	1,431,432	1,502,826
Less: accumulated depreciation	654,548	689,273
Net property, plant and equipment	776,884	813,553
Deferred income taxes	7,931	6,629
Goodwill	498,681	498,471
Other assets	152,920	137,209
Total assets	$2,168,366	$2,276,098
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,280	$56,643
Short-term debt	14,168	170
Accrued income and other taxes	44,330	35,062
Supply chain financing liability	29,930	26,210
Other accrued liabilities	114,545	93,310
Total current liabilities	277,253	211,395

Long-term debt	387,624	593,453
Other long-term obligations	131,300	120,070
Deferred income taxes	32,245	33,529
Contingencies – Note 13
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 225,000,000 shares authorized, 149,861,081 shares issued at December 31, 2011 and 150,623,174 shares issued at September 30, 2012	1,499	1,506
Additional paid-in capital	1,798,161	1,810,600
Accumulated other comprehensive loss	(261,937)	(282,658)
(Accumulated deficit) Retained earnings	(50,757)	38,245
Less: cost of common stock held in treasury, 6,265,114 shares at December 31, 2011 and 16,375,460 shares at September 30, 2012	(146,041)	(249,095)
Less: common stock held in employee benefit and compensation trusts, 75,807 shares at December 31, 2011 and 73,598 shares at September 30, 2012	(981)	(947)
Total stockholders’ equity	1,339,944	1,317,651
Total liabilities and stockholders’ equity	$2,168,366	$2,276,098
 See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
CONSOLIDATED STATEMENTS OF INCOME
Net sales	$345,832	$320,716	$972,200	$877,265
Cost of sales	253,088	240,730	731,362	645,971
Gross profit	92,744	79,986	240,838	231,294
Research and development	2,852	2,778	8,856	9,919
Selling and administrative expenses	32,401	33,645	97,276	107,228
Operating income	57,491	43,563	134,706	114,147

Other expense (income), net	5,321	1,653	5,134	(1,376)
Interest expense	4,792	5,839	13,780	15,733
Interest income	(119)	(33)	(363)	(178)
Income before provision for income taxes	47,497	36,104	116,155	99,968

Provision for income taxes	7,200	6,478	20,026	10,966
Net income	$40,297	$29,626	$96,129	$89,002

Basic income per common share:
Net income per share	$0.28	$0.22	$0.66	$0.64
Weighted average common shares outstanding	145,413	134,347	145,293	139,939

Diluted income per common share:
Net income per share	$0.28	$0.22	$0.66	$0.63
Weighted average common shares outstanding	146,181	135,001	146,113	140,565

STATEMENTS OF COMPREHENSIVE INCOME
Net income	$40,297	$29,626	$96,129	$89,002
Other comprehensive income:
Foreign currency translation adjustments	(41,667)	712	(25,472)	(11,963)
Commodities and foreign currency derivatives, net of tax of $1,176, $249, $5,083 and ($144), respectively	(894)	(3,952)	6,590	(8,758)
Other comprehensive loss, net of tax:	(42,561)	(3,240)	(18,882)	(20,721)
Comprehensive (loss) income	$(2,264)	$26,386	$77,247	$68,281

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2012
Cash flow from operating activities:
Net income	$96,129	$89,002
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	60,682	58,232
Deferred income tax provision	4,820	1,906
Post-retirement and pension plan changes	3,122	3,637
Currency gains	(886)	(3,351)
Stock-based compensation	6,054	8,096
Interest expense	8,659	9,221
Insurance recoveries	—	4,007
Other charges, net	(6,921)	(13,393)
Increase in working capital*	(139,819)	(128,361)
Increase in long-term assets and liabilities	(2,544)	(15,390)
Net cash provided by operating activities	29,296	13,606
Cash flow from investing activities:
Capital expenditures	(102,018)	(92,827)
Proceeds from derivative instruments	7,772	6,807
Cash paid for acquisition	(6,500)	—
Other	428	121
Net cash used in investing activities	(100,318)	(85,899)
Cash flow from financing activities:
Short-term debt borrowings (reductions), net	18,030	(13,989)
Revolving Facility borrowings	177,000	343,000
Revolving Facility reductions	(124,000)	(145,000)
Principal payments on long-term debt	(178)	(182)
Supply chain financing	(2,957)	(3,719)
Proceeds from exercise of stock options	1,917	92
Purchase of treasury shares	(683)	(103,056)
Excess tax benefit from stock-based compensation	1,105	531
Other	(436)	(1,073)
Net cash provided by financing activities	69,798	76,604
Net (decrease) increase in cash and cash equivalents	(1,224)	4,311
Effect of exchange rate changes on cash and cash equivalents	(532)	(547)
Cash and cash equivalents at beginning of period	13,096	12,429
Cash and cash equivalents at end of period	$11,340	$16,193
* Net change in working capital due to the following components:
Change in current assets:
Accounts and notes receivable, net	$(54,914)	$25,614
Inventories	(76,207)	(96,309)
Prepaid expenses and other current assets	(5,350)	(3,215)
Decrease in accounts payable and accruals	(3,259)	(54,373)
Decrease in interest payable	(89)	(78)
Increase in working capital	$(139,819)	$(128,361)

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
Engineered Solutions includes advanced graphite and carbon materials and natural graphite products, and provides primary and specialty products to the advanced electronics, industrial, energy, transportation and defense industries.
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
During the three and nine months ended September 30, 2012, the Company recorded additional cost of $2.8 million and $0.3 million, respectively, related to prior periods. These costs were recorded primarily to defer to inventory or release to cost of sales certain inventoriable costs/variances. Net of taxes, these adjustments were $1.8 million and $0.2 million, for the three and nine months ended September 30, 2012, respectively, and were not material to the current or any previously issued financial statements.
C. New Accounting Standards
As of January 1, 2012, we adopted new guidance on the testing of goodwill impairment that allows the option to assess qualitative factors to determine whether performing the two step goodwill impairment assessment is necessary. Under the option, the calculation of the reporting unit’s fair value is not required to be performed unless, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. The adoption of this guidance impacts testing steps only. We test goodwill annually as of December 31, and when triggering events occur. No triggering events occurred in the nine months ended September 30, 2012.
As of January 1, 2012, we adopted new guidance on the presentation of comprehensive income. The guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. While the guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. We elected to adopt the two separate but consecutive statements presentation, and the adoption did not have a material impact on our consolidated financial statements.
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
For the three months ended September 30, 2011 and 2012, we recognized stock-based compensation expense totaling $2.2 million and $1.7 million, respectively. A majority of the expense, $1.9 million and $1.6 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statements of Income, with the remaining expenses recorded as cost of sales and research and development.
For the nine months ended September 30, 2011 and 2012, we recognized $6.1 million and $8.1 million, respectively, in stock-based compensation expense. A majority of the expense, $5.4 million and $7.3 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statements of Income, with the remaining expenses recorded as cost of sales and research and development.
As of September 30, 2012, the total compensation cost related to non-vested restricted stock, performance shares and stock options not yet recognized was $15.9 million, which will be recognized over the weighted average life of 1.2 years.
Restricted Stock and Performance Shares
Restricted stock and performance share awards activity under the plans for the nine months ended September 30, 2012 was:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested as of January 1, 2012	1,725,158	$15.82
Granted	114,706	14.27
Vested	(380,396)	13.15
Forfeited/canceled/expired	(105,079)	16.04
Outstanding unvested as of September 30, 2012	1,354,389	16.42

Stock Options
Stock option activity under the plans for the nine months ended September 30, 2012 was:

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of January 1, 2012	1,327,087	$13.15
Granted	26,300	14.76
Forfeited/canceled/expired	(8,671)	10.60
Exercised	(21,401)	15.74
Outstanding as of September 30, 2012	1,323,315	13.16

(4)	Earnings per Share
The following table shows the information used in the calculation of our share counts for basic and diluted earnings per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
Weighted average common shares outstanding for basic calculation	145,412,661	134,347,199	145,293,165	139,938,771
Add: Effect of stock options and restricted stock	768,292	653,466	819,884	625,907
Weighted average common shares outstanding for diluted calculation	146,180,953	135,000,665	146,113,049	140,564,678
Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of stock options covering 210,897 and 229,497 shares in the three and nine months ended September 30, 2011 as the exercise prices were greater than the weighted average market price of our common stock for that period. The weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of stock options covering 862,977 shares in the three and nine months ended September 30, 2012 as the exercise prices were greater than the weighted average market price of our common stock for that period.
During the three months ended September 30, 2012, we repurchased, in the open market, the remaining 1.2 million common shares under a previously announced ten million share repurchase program authorized by the Board of Directors. Ten million shares authorized under this program were repurchased during the nine months ended September 30, 2012. These share repurchases represented a financing cash outflow of $101.7 million for the nine months ended September 30, 2012. These share repurchases decreased the weighted average shares outstanding by 9.9 million shares for the three months ended September 30, 2012 and 4.1 million shares for the nine months ended September 30, 2012.

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
We continue to evaluate the performance of our segments based on segment operating income. Inter-segment sales and transfers are not material and the accounting policies of the reportable segments are the same as those for our Consolidated Financial Statements as a whole. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated net sales.
The following tables summarize financial information concerning our reportable segments:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
	(Dollars in thousands)		(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$302,355	$260,180	$835,591	$715,461
Engineered Solutions	43,477	60,536	136,609	161,804
Total net sales	$345,832	$320,716	$972,200	$877,265
Segment operating income:
Industrial Materials	54,130	37,301	120,465	104,103
Engineered Solutions	3,361	6,262	14,241	10,044
Total segment operating income	$57,491	$43,563	$134,706	$114,147
Reconciliation of segment operating income to income before provision for income taxes
Other expense (income), net	5,321	1,653	5,134	(1,376)
Interest expense	4,792	5,839	13,780	15,733
Interest income	(119)	(33)	(363)	(178)
Income before provision for income taxes	$47,497	$36,104	$116,155	$99,968

(6)	Other Expense (Income), Net
Other income for the nine months ended September 30, 2012, includes $4.0 million of insurance reimbursements for claims made related to flood damages incurred at our Clarksburg, West Virginia facility during 2011.

(7)	Benefit Plans
The components of our consolidated net pension costs are set forth in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$164	$426	$492	$1,278
Interest cost	2,446	2,150	7,338	6,450
Expected return on plan assets	(2,138)	(2,195)	(6,414)	(6,585)
Amortization of prior service cost	13	6	39	18
Net cost	$485	$387	$1,455	$1,161

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of our consolidated net postretirement costs are set forth in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$41	$46	$123	$138
Interest cost	440	381	1,320	1,143
Amortization of prior service benefit	(48)	(49)	(144)	(147)
Plan amendment	—	—	—	1,147
Net cost	$433	$378	$1,299	$2,281

(8)	Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill during the nine months ended September 30, 2012 are as follows:

Total
(Dollars in Thousands)
Balance as of December 31, 2011	$498,681
Currency translation effect	(210)
Balance as of September 30, 2012	$498,471

The following table summarizes intangible assets with determinable useful lives by major category as of December 31, 2011 and September 30, 2012:

	As of December 31, 2011			As of September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
Patents	$3,520	$(1,393)	$2,127	$3,520	$(1,561)	$1,959
Trade name	7,900	(1,598)	6,302	7,900	(2,553)	5,347
Technological know-how	43,349	(6,526)	36,823	43,349	(11,047)	32,302
Customer –related intangible	110,798	(16,481)	94,317	110,798	(27,545)	83,253
Total finite-lived intangible assets	$165,567	$(25,998)	$139,569	$165,567	$(42,706)	$122,861
Amortization expense of intangible assets was $5.7 million and $5.6 million in the three months ended September 30, 2011 and 2012, respectively, and $17.1 million and $16.7 million in the nine months ended September 30, 2011 and 2012, respectively.

(9)	Long-Term Debt and Liquidity
The following table presents our long-term debt:

	As of December 31, 2011	As of September 30, 2012
	(Dollars in thousands)
Revolving Facility	$232,000	$430,000
Senior Subordinated Notes	153,442	161,429
Other debt	2,182	2,024
Total	$387,624	$593,453

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair value of long-term debt at December 31, 2011 and September 30, 2012, which was determined using Level 2 inputs, approximated the book value.
Revolving Facility
On October 7, 2011, we successfully completed the refinancing of our principal revolving credit facility (“Revolving Facility”). Borrowers under the Revolving Facility were GrafTech Finance Inc. (“GrafTech Finance”) and GrafTech Switzerland S.A. (“Swissco”), both wholly-owned subsidiaries. On April 20, 2012, as permitted by Section 9.19 of the October 7, 2011 Credit Agreement, we entered into an Amended and Restated Credit Agreement pursuant to which, on August 28, 2012, GrafTech Luxembourg II S.à.r.l. (“Luxembourg Holdco”) replaced Swissco as a Borrower. Swissco is no longer entitled to borrow Loans under the Revolving Facility although it is entitled to request letters of credit thereunder only for its own use.
The interest rate applicable to the Revolving Facility is, at GrafTech’s option, either LIBOR plus a margin ranging from 1.5% to 2.25% (depending on our total net leverage ratio and/or senior unsecured rating) or, in the case of dollar denominated loans, the alternate base rate plus a margin ranging from 0.50% to 1.25% (depending upon such ratio or rating). The alternate base rate is the highest of (i) the prime rate announced by JPMorgan Chase Bank, N.A., (ii) the federal fund effective rate plus one-half of 1.0% and (iii) the London interbank offering rate (as adjusted) for a one-month period plus 1.0%. The borrowers pay a per annum fee ranging from 0.25% to 0.40% (depending on such ratio or rating) on the undrawn portion of the commitments under the Revolving Facility.
The financial covenants require us to maintain a minimum cash interest coverage ratio of 3.00 to 1.00 and a maximum senior secured leverage ratio of 2.25 to 1.00, subject to adjustment for certain events. As of September 30, 2012, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable.
Senior Subordinated Notes
On November 30, 2010, in connection with our acquisitions of Seadrift Coke L.P. and C/G Electrodes LLC, we issued Senior Subordinated Notes for an aggregate face amount of $200 million. These Senior Subordinated Notes are non-interest bearing and mature in 2015. Because the Notes are non-interest bearing, we were required to record them at their present value (determined using an interest rate of 7%). The difference between the face amount of the Notes and their present value is recorded as debt discount. The debt discount is amortized to income using the interest method, over the life of the promissory notes. The loan balance, net of unamortized discount, was $153.4 million as of December 31, 2011 and $161.4 million as of September 30, 2012.

(10)	Inventories
Inventories are comprised of the following:

	As of December 31, 2011	As of September 30, 2012
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$168,982	$209,038
Work in process	205,968	236,651
Finished goods	73,821	105,952
	448,771	551,641
Reserves	(4,709)	(5,862)
	$444,062	$545,779

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11)	Interest Expense
The following table presents an analysis of interest expense:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
	(Dollars in thousands)		(Dollars in thousands)

Interest incurred on debt	$1,735	$2,577	$4,335	$6,100
Amortization of discount on Senior Subordinated Notes	2,531	2,707	7,465	7,987
Amortization of debt issuance costs	386	427	1,158	1,197
Supply Chain Financing mark-up	140	128	822	449
Total interest expense	$4,792	$5,839	$13,780	$15,733
Interest Rates
The Revolving Facility had an effective interest rate of 2.05% and 2.23% as of December 31, 2011 and September 30, 2012, respectively. The Senior Subordinated Notes have an implied interest rate of 7.00%.

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
We record the inventory once title and risk of loss transfers from the supplier to the financing party. We record our liability to the financing party as an accrued liability. For the three months ended September 30, 2011, and 2012, our purchases of inventory under this arrangement were $35.6 million and $31.3 million, respectively, with a recognized Mark-Up of $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2011, and 2012, our purchases of inventory under this arrangement were $127.1 million and $118.2 million, respectively, with a recognized Mark-Up of $0.8 million and $0.5 million, respectively.

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
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the nine months ended September 30, 2012, are presented below (dollars in thousands):

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance as of December 31, 2011	$1,531
Product warranty adjustments	389
Payments and settlements	(422)
Balance as of September 30, 2012	$1,498

(14)	Income Taxes
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
The following table summarizes the provision for income taxes for the three and nine months ended September 30, 2011 and 2012:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
	(Dollars in thousands)		(Dollars in thousands)
Tax expense/(benefit)	$7,200	$6,478	$20,026	$10,966
Pretax income	$47,497	$36,104	$116,155	$99,968
Effective tax rates	15.2%	17.9%	17.2%	11.0%
For the three months ended September 30, 2012, we earned tax credits in support of our research and development efforts of high-tech Engineered Solutions products. The tax credits positively impacted the tax rate for the quarter. The current year effective tax rate also differs from the U.S statutory rate of 35% due to jurisdictional mix of income.
In addition, for the nine months ended September 30, 2012, our net unrecognized tax benefits decreased by $9.2 million, primarily related to the resolution of uncertain tax positions from prior years, which had a favorable impact on our effective tax rate for the nine months ended September 30, 2012.
As of September 30, 2012, we had unrecognized tax benefits of $7.6 million, $5.5 million of which, if recognized, would have a favorable impact on our effective tax rate. It is uncertain whether or not any reduction of unrecognized tax benefits may occur within the next 12 months.
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. All U.S. tax years prior to 2010 are generally closed by statute or have been audited and settled with the domestic tax authorities. We have one issue outstanding from the 2008 federal audit, which is under appeals. We are also under audit in Switzerland for federal, cantonal, and communal taxes for the tax years ended 2006 – 2009. All other non-U.S. jurisdictions are still open to examination beginning after 2006.
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
Foreign currency derivatives
We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures such as foreign currency denominated debt, sales, receivables, payables, and purchases. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. There was no ineffectiveness on these contracts designated as hedging instruments during the nine months ended September 30, 2011 and 2012.
In 2011 and 2012, we entered into foreign forward currency derivatives denominated in the Mexican peso, South African rand, Brazilian real, euro and Japanese yen. These derivatives were entered into to protect the risk that the eventual cash flows resulting from such transactions may be adversely affected by changes in exchange rates between the US dollar and the Mexican peso, South African rand, Brazilian real, euro and Japanese yen. As of September 30, 2012, we had outstanding Mexican peso, South African rand, Brazilian real, euro, and Japanese yen currency contracts with aggregate notional amounts of $184.4 million. The foreign currency derivatives outstanding as of September 30, 2012 have several maturity dates ranging from October 2012 to September 2013.
Commodity derivative contracts
We periodically enter into derivative contracts for certain refined oil products and natural gas. These contracts are entered into to protect against the risk that eventual cash flows related to these products may be adversely affected by future changes in prices. There was no ineffectiveness on these contracts during the three or nine months ended September 30, 2012. As of September 30, 2012, we had outstanding derivative swap contracts for refined oil products and natural gas with aggregate notional amounts of $8.6 million and $0.1 million, respectively. These contracts have maturity dates ranging from October 2012 to December 2012.
The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At December 31, 2011 and September 30, 2012, the fair values of our derivatives and their respective balance sheet locations are presented in the following tables:

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2011	(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$4,412	Other payables	$1,834
Commodity derivative contracts	Other current assets	1,104	Other current liabilities	1,557
Total fair value		$5,516		$3,391

As of September 30, 2012
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$1,746	Other payables	$1,910
Commodity derivative contracts	Other current assets	151	Other current liabilities	35
Total fair value		$1,897		$1,945

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2011	(Dollars in Thousands)
Derivatives designated as fair value hedges:
Foreign currency derivatives	Other receivables	$—	Other payables	$195
Total fair value		$—		$195

As of September 30, 2012
Derivatives designated as fair value hedges:
Foreign currency derivatives	Other receivables	$—	Other payables	$—
Total fair value		$—		$—

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2011	(Dollars in Thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Other receivables	$—	Other payables	$—
Total fair value		$—		$—

As of September 30, 2012
Derivatives not designated as hedges:
Foreign currency derivatives	Other receivables	$23	Other payables	$35
Total fair value		$23		$35
The location and amount of realized (gains) losses on derivatives are recognized in the Statements of Income when the hedged item impacts earnings and are as follows for the three and nine months ended September 30, 2011 and 2012:

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Amount of (Gain)/Loss Recognized (Effective Portion)
Three Months Ended September 30,	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	2011	2012
		(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Cost of goods sold/Other expense / (income) / Revenue	$350	$(2,347)
Commodity forward derivatives	Cost of goods sold / Revenue	$(1,477)	$(3,531)

		(Gain)/Loss Recognized (Effective Portion)
Three Months Ended September 30,	Location of (Gain)/Loss Recognized in the Consolidated Statement of Income	2011	2012
		(Dollars in Thousands)
Derivatives designated as fair value hedges:
Foreign currency derivatives	Cost of goods sold/Other expense (income)	$(396)	$—

		Amount of (Gain)/Loss Recognized
Three Months Ended September 30,	Location of (Gain)/Loss Recognized in the Consolidated Statement of Income	2011	2012
		(Dollars in thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Cost of goods sold/Other expense (income)	$—	$1,097

		Amount of (Gain)/Loss Recognized (Effective Portion)
Nine Months Ended September 30,	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	2011	2012
		(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Cost of goods sold/Other expense / (income) / Revenue	$1,231	$(4,706)
Commodity forward derivatives	Cost of goods sold / Revenue	$(2,278)	$(8,518)

		(Gain)/Loss Recognized (Effective Portion)
Nine Months Ended September 30,	Location of (Gain)/Loss Recognized in the Consolidated Statement of Income	2011	2012
		(Dollars in Thousands)
Derivatives designated as fair value hedges:
Foreign currency derivatives	Cost of goods sold/Other expense (income)	$(68)	$—

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Amount of (Gain)/Loss Recognized
Nine Months Ended September 30,	Location of (Gain)/Loss Recognized in the Consolidated Statement of Income	2011	2012
		(Dollars in thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Cost of goods sold/Other expense (income)	$—	$297
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
Forward Looking Statements and Risks. This Report contains forward looking statements. In addition, we or our representatives have made or may make forward looking statements on telephone or conference calls, by webcasts or emails, in person, in presentations or written materials, or otherwise. These include statements about such matters as: expected future or targeted operational and financial performance; growth rates and future production and sales of products that incorporate or that are produced using our products; changes in production capacity in our operations and our competitors’ or customers’ operations and the utilization rates of that capacity; growth rates for, future prices and sales of, and demand for our products and our customers' products; costs of materials and production, including anticipated increases or decreases therein, our ability to pass on any such increases in our product prices or surcharges thereon, or customer or market demand to reduce our prices due to such decreases; changes in customer order patterns due to changes in economic conditions; productivity, business process and operational initiatives, and their impact on us; our position in markets we serve; financing and refinancing activities; investments and acquisitions that we have made or may make in the future and the performance of the businesses underlying such acquisitions and investments; employment and contributions of key personnel; employee relations and collective bargaining agreements covering many of our operations; tax rates; capital expenditures and their impact on us; nature and timing of restructuring charges and payments; stock repurchase activities; supply chain management; customer and supplier contractual provisions and related opportunities and issues; competitive activities; strategic plans and business projects; regional and global economic and industry market conditions, the timing and magnitude of changes in such conditions and the impact thereof; interest rate management activities; currency rate management activities; deleveraging activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, technology development and collaboration, investment, acquisition, venture, operational, tax, financial and capital projects; legal proceedings, contingencies, and environmental compliance including any regulatory initiatives with respect to greenhouse gas emissions which may be proposed; consulting projects; potential offerings, sales and other actions regarding debt or equity securities of us or our subsidiaries; and costs, working capital, revenues, business opportunities, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. The words “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “intend,” “should,” “would,” “could,” “target,” “goal,” “continue to,” “positioned to” and similar expressions, or the negatives thereof, identify some of these statements.
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

•
the possibility that potential future cuts in defense spending by the United States government as a part of efforts to reduce federal budget deficits could reduce demand for certain of our products and revenue;

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

our refractory products;

•
the possibility that economic conditions may cause customers to seek to delay or cancel orders and that we may not be able to correspondingly reduce production costs or delay or cancel raw material purchase commitments;

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

•
the possibility that we may propose acquisitions or divestitures in the future, that we may not complete the acquisitions or divestitures, and that investments and acquisitions that we may make in the future may not be successfully integrated into our business or provide the performance or returns expected;

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

•	the amount, prices and timing of purchases, if any, of shares purchased pursuant to our share repurchase program adopted in July 2012;

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

•	the possibility that severe economic conditions may adversely affect our liquidity or capital resources;

•	the possibility that delays may occur in the financial statement closing process due to a change in our internal control environment or personnel;

•	the possibility of changes in performance that may affect financial covenant compliance or funds available for borrowing; and

•	other risks and uncertainties, including those described elsewhere in this Report or our other SEC filings, as well as future decisions by us.
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
Based on current International Monetary Fund (IMF) projections, the estimate for global GDP growth has been reduced to 3.3 percent in 2012, representing the third downward revision to growth estimates this year. The IMF highlights that the strength of the global economic recovery has weakened considerably and continues to face further downside risks. The IMF notes that the European debt crisis continues to be one the largest risk factors, particularly as growth momentum slows in emerging markets including China. The IMF also notes that momentum appears to be slowing in the United States, a region that was previously forecast to experience more robust growth earlier this year. Weaker growth is now forecast for both advanced and key emerging economies in the second half of 2012. As a result, IMF also significantly cut its 2013 global GDP growth forecast to 3.6 percent.
Based on published reports, global steel total crude production in the nine months ending September 30, 2012 has slowed to only 0.7% growth rate compared to the same period last year. Global steel capacity utilization was approximately 79.4%, a decrease of 2.6 percentage points compared to the same period last year. During the first nine months of 2012, global steel production, excluding China, decreased by 0.4% compared to the same period last year. Steel production in the European Union decreased 4.6% compared to the same period last year. China's steel production increased by an estimated 1.9% compared to same period last year. Demand for our industrial materials products is primarily linked with the global production of steel in an electric arc furnace and, to a lesser extent, with the total production of steel and certain other metals.
EAF steel production has followed a similar trend as overall steel production, growing 0.4% globally in the first nine months of 2012 compared to the same period last year. During the first nine months of 2012, estimated EAF steel production, excluding China, increased by 0.2% compared to the same period last year. The European Union's estimated EAF steel production decreased by 5.9% compared to the same period last year. China's estimated EAF steel production increased by 1.9% during the first nine months of 2012 compared to the same period of 2011, contributing to the global EAF steel production increase. Generally, changes in graphite electrode demand have tracked changes in EAF steel production.
During the third quarter, as a result of rising raw material costs, we announced price increases to our customers for needle coke and graphite electrodes. In September 2012, we announced an increase of approximately 15 percent year-over-year from current pricing for normal premium grade needle coke. In early October 2012, we also announced an eight percent increase to the current prevailing prices for standard-size melter graphite electrodes. While we do not expect a material impact to 2012 results from these price increases as our 2012 business is substantially booked, they better position us in 2013 to manage margins amid rising costs.
In 2012, we commenced commercial production and sale of a super-premium grade of our needle coke, which we believe will enable us and our needle coke customers to produce higher quality electrodes. While this grade of needle coke requires slightly longer processing by us (and, as such to a certain extent, reduces available capacity), we believe that this impact will be more than offset by higher margins on this grade. We do not anticipate that these sales will materially impact our 2012 results.
The challenging economic environment as well as a decline in governmental support as a result of fiscal debt constraints has significantly reduced demand for solar products. Notwithstanding the challenging conditions, however, we are experiencing growing demand for many of the advanced consumer electronics products in our Engineered Solutions segment and sales of those products have more than offset the decline in sales of our solar products as we begin to benefit from capital investments made in that segment. Our Engineered Solutions achieved record sales in the third quarter, and we expect to exit the year with approximately $220 million in annual revenue for this segment, representing a cumulative growth rate of 22 percent over the past three years.
In this challenging economic environment, we are devoting significant efforts to reducing overhead and limiting capital expenditures to essential maintenance as well as growth capital where we believe there is both a long term business case and an acceptable return on investment, as more fully described under "Liquidity and Capital Resources."

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

In summary, based on IMF projections and other economic forecasts and factors described above, we expect the following targeted results in 2012:

•
Earnings before interest, taxes, depreciation, amortization and other (income) expense to be in the range of $235 million to $245 million, calculated as operating income of $155 million to $160 million plus depreciation and amortization of $80 million to $85 million;

•	Overhead expense (selling and administrative, and research and development expenses) of approximately $155 million;

•	Interest expense of approximately $22 million;

•	Capital expenditures in the range of $120 million to $130 million;

•	An effective tax rate in the range of 21 percent to 23 percent;

•	Cash flow from operations in the range of $100 million to $120 million; and

•	Full year fully diluted share count of approximately 140 million shares.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Results of Operations and Segment Review
Three Months Ended September 30, 2011 as Compared to Three Months Ended September 30, 2012.
The tables presented in our period-over-period comparisons summarize our consolidated statements of income and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the three months ended September 30, 2011 and 2012. Throughout our MD&A, changes that are less than 5% or less than $1.0 million, may be deemed not meaningful and excluded from the discussion.

	For the Three Months Ended
	September 30,		Increase	%
(in thousands, except per share data and % change)	2011	2012	(Decrease)	Change
Net sales	$345,832	$320,716	$(25,116)	(7)%
Cost of sales	253,088	240,730	(12,358)	(5)%
Gross profit	92,744	79,986	(12,758)	(14)%
Research and development	2,852	2,778	(74)	(3)%
Selling and administrative expenses	32,401	33,645	1,244	4%
Operating income	57,491	43,563	(13,928)	(24)%
Other expense	5,321	1,653	(3,668)	(69)%
Interest expense	4,792	5,839	1,047	22%
Interest income	(119)	(33)	86	(72)%
Income before provision for income taxes	47,497	36,104	(11,393)	(24)%
Provision for income taxes	7,200	6,478	(722)	(10)%
Net income	$40,297	$29,626	$(10,671)	(26)%
Basic income per common share:	$0.28	$0.22	$(0.06)
Diluted income per common share:	$0.28	$0.22	$(0.06)

Net sales, by operating segment for the three months ended September 30, 2011 and 2012 were:

	For the Three Months Ended
	September 30,		Increase	%
(in thousands, except per % change)	2011	2012	(Decrease)	Change
Industrial Materials	$302,355	$260,180	$(42,175)	(14)%
Engineered Solutions	43,477	60,536	17,059	39%
Total net sales	$345,832	$320,716	$(25,116)	(7)%

An analysis of the components of change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	(21)%	10%	(3)%	(14)%
Engineered Solutions	40%	1%	(2)%	39%

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Net sales. Net sales for our Industrial Materials segment decreased to $260.2 million in the three months ended September 30, 2012 from $302.4 million in the three months ended September 30, 2011. This decrease was primarily the result of lower sales volumes for graphite electrodes and needle coke. These volume decreases were partially offset by higher realized prices in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The weighted average selling price, excluding currency impact, of electrodes in the three months ended September 30, 2012 increased approximately 9% compared to the weighted average price in the three months ended September 30, 2011 as a result of electrode price increases implemented in late 2011 and early 2012 to address cost pressures.
Net sales for our Engineered Solutions segment increased to $60.5 million in the three months ended September 30, 2012, compared to net sales of $43.5 million in the three months ended September 30, 2011. This increase was largely driven by continued growth in sales of our advanced consumer electronics products and the incremental revenue associated with acquisitions. This increase was partially offset by the decline in sales of our advanced graphite materials products to the solar market.
Cost of sales. For the three months ended September 30, 2012, we experienced decreases in cost of sales of $12.4 million compared to the three months ended September 30, 2011. This decrease was driven by lower sales volumes in our Industrial Materials segment, primarily related to graphite electrodes. The flow through of higher raw material costs and overhead absorption rates was largely offset by a favorable foreign currency impact during the three months ended September 30, 2012. We anticipate that the impact of higher raw material costs and overhead absorption rates will continue to negatively impact our costs for the remainder of the year.
These net decreases in cost of sales in our our Industrial Materials segment were partially offset by higher costs associated with volume increases in our Engineered Solutions segment.
As discussed in Annual Report, for our defined benefit pension and postretirement plans, we immediately recognize the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each year ("MTM adjustment") and whenever a plan is remeasured. The MTM adjustment in the fourth quarter may have a significant impact on our cost of sales and selling and administrative expenses.
Other expense. For the three months ended September 30, 2012, other expense was $1.7 million, compared to other expense of $5.3 million in the three months ended September 30, 2011. During the three months ended September 30, 2011, we recorded expenses related to insurable flood damages incurred at our Clarksburg, West Virginia facility.
Interest expense. Interest expense for the three months ended September 30, 2012 increased $1.0 million as a result of higher debt levels compared to the three months ended September 30, 2011 incurred to support the share repurchase program, capital expenditures and working capital requirements.
Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the three months ended September 30, 2011 and 2012:

	For the Three Months Ended
	September 30,
	2011	2012
	(Dollars in thousands)
Industrial Materials	$54,130	$37,301
Engineered Solutions	3,361	6,262
Total segment operating income	$57,491	$43,563
The percentage relationship of cost of operations to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

	For the Three Months Ended
	September 30,
	(Percentage of sales)
	2011	2012	Change
Industrial Materials	82%	86%	4%
Engineered Solutions	92%	90%	(2)%

Segment operating costs and expenses as a percentage of sales for Industrial Materials increased to 86% for the three months ended September 30, 2012, compared to 82% for the three months ended September 30, 2011. This increase was caused by the flow through of inventory with higher cost raw materials and overhead absorption rates in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. These increases in costs were offset by favorable foreign currency impacts. Total operating costs and expenses decreased $25.3 million in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, driven primarily by lower sales volumes for graphite electrodes and needle coke.
 Segment operating costs and expenses as a percentage of sales for Engineered Solutions decreased from 92% for the three months ended September 30, 2011 to 90% for the three months ended September 30, 2012. Operating expenses decreased as a percentage of sales due to a favorable product mix within our advanced consumer electronics division, offset partially by the continued decline in demand for our solar applications.
Provision for income taxes. The following table summarizes the expense/(benefit) for income taxes for the three months ended September 30, 2011 and 2012:

	For the Three Months Ended
	September 30,
	2011	2012
	(Dollars in thousands)
Tax expense/(benefit)	$7,200	$6,478
Pretax income	$47,497	$36,104
Effective tax rates	15.2%	17.9%

For the three months ended September 30, 2012, we earned tax credits in support of our research and development efforts of high-tech Engineered Solutions products, which positively impacted the effective income tax rate for the quarter. The current quarter tax rate also differs from the U.S. statutory rate of 35% due to jurisdictional mix of income.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Nine Months Ended September 30, 2011 as Compared to Nine Months Ended September 30, 2012.
The tables presented in our period-over-period comparisons summarize our consolidated statements of income and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the nine months ended September 30, 2011 and 2012. Throughout our MD&A, changes that are less than 5% or less than $1.0 million, may be deemed not meaningful and excluded from the discussion.

	For the Nine Months Ended
	September 30,		Increase	%
(in thousands, except per share data and % change)	2011	2012	(Decrease)	Change
Net sales	$972,200	$877,265	$(94,935)	(10)%
Cost of sales	731,362	645,971	(85,391)	(12)%
Gross profit	240,838	231,294	(9,544)	(4)%
Research and development	8,856	9,919	1,063	12%
Selling and administrative expenses	97,276	107,228	9,952	10%
Operating income	134,706	114,147	(20,559)	(15)%
Other expense (income), net	5,134	(1,376)	(6,510)	(127)%
Interest expense	13,780	15,733	1,953	14%
Interest income	(363)	(178)	185	(51)%
Income before provision for income taxes	116,155	99,968	(16,187)	(14)%
Provision for income taxes	20,026	10,966	(9,060)	(45)%
Net income	$96,129	$89,002	$(7,127)	(7)%
Basic income per common share:	$0.66	$0.64	$(0.02)
Diluted income per common share:	$0.66	$0.63	$(0.03)
Net sales, by operating segment for the nine months ended September 30, 2011 and 2012 were:

	For the Nine Months Ended September 30,		Increase	%
(in thousands, except per % change)	2011	2012	(Decrease)	Change
Industrial Materials	$835,591	$715,461	$(120,130)	(14)%
Engineered Solutions	136,609	161,804	25,195	18%
Total net sales	$972,200	$877,265	$(94,935)	(10)%
An analysis of the components of change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	(22)%	9%	(1)%	(14)%
Engineered Solutions	19%	1%	(2)%	18%

Net sales. Net sales for our Industrial Materials segment decreased to $715.5 million in the nine months ended September 30, 2012 compared to net sales of $835.6 million in the nine months ended September 30, 2011. This decrease was primarily the result of lower sales volumes for graphite electrodes and needle coke. These volume decreases were partially offset by higher realized prices in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The weighted average selling price, excluding currency impacts, of electrodes in the nine months ended September 30, 2012 increased approximately 9% compared to the average price

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

in the nine months ended September 30, 2011 as a result of electrode price increases implemented in late 2011 and early 2012 to address cost pressures.
Net sales for our Engineered Solutions segment increased to $161.8 million in the nine months ended September 30, 2012, compared to net sales of $136.6 million in the nine months ended September 30, 2011. This increase was largely driven by continued growth in sales of our advanced consumer electronics products and the incremental revenue associated with acquisitions. This increase was partially offset by the decline in sales of our advanced graphite material products to the solar market.
Cost of sales. For the nine months ended September 30, 2012, we experienced decreases in cost of sales of $85.4 million as a result of lower sales volumes in our Industrial Materials segment, primarily related to graphite electrodes. Further decreasing cost of sales in the nine months ended September 30, 2012 was the favorable impact of foreign currency compared to the nine months ended September 30, 2011. Costs of sales in the nine months ended September 30, 2012 also benefited from the consumption during the first half for 2012 of inventories on hand at 2011 year-end. That inventory carried lower raw material costs and overhead absorption rates. The impact of this benefit was partially offset by the flow through of inventory carrying higher raw material costs and absorption rates in the third quarter. We anticipate that the impact of higher raw material costs and overhead absorption rates will continue to negatively impact our costs for the remainder of the year.
These net decreases in cost of sales for our Industrial Materials segment were partially offset by higher costs associated with volume increases in our Engineered Solutions segment.
Selling and administrative expenses. Selling and administrative expenses increased $10.0 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, due primarily to increases in incentive and stock-based compensation plan expense and additional expense resulting from acquisitions.
As discussed in Annual Report, for our defined benefit pension and postretirement plans, we immediately recognize the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each year ("MTM adjustment") and whenever a plan is remeasured. The MTM adjustment in the fourth quarter may have a significant impact on our cost of sales and selling and administrative expenses.
Other expense (income), net. During the nine months ended September 30, 2012, we received $4.0 million of insurance reimbursements for claims made related to flood damages incurred at our Clarksburg, West Virginia facility during 2011.
Interest expense. Interest expense for the nine months ended September 30, 2012 increased $2.0 million as a result of higher debt levels compared to the nine months ended September 30, 2011 incurred to support the share repurchase program, capital expenditures and working capital increases.
Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the nine months ended September 30, 2011 and 2012:

	For the Nine Months Ended
	September 30,
	2011	2012
	(Dollars in thousands)
Industrial Materials	$120,465	$104,103
Engineered Solutions	14,241	10,044
Total segment operating income	$134,706	$114,147

The percentage relationship of cost of operations to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

	For the Nine Months Ended
	September 30,
	(Percentage of sales)
	2011	2012	Change
Industrial Materials	86%	85%	(1)%
Engineered Solutions	90%	94%	4%
Segment operating costs and expenses as a percentage of sales for Industrial Materials decreased to 85% for the nine months ended September 30, 2012, compared to 86% for the nine months ended September 30, 2011. Favorable foreign currency impacts decreased operating expenses as a percentage of sales in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The first half of 2012 also benefited from lower costs as we consumed remaining year-end inventories. That inventory carried lower raw material costs and overhead absorption rates compared to inventory currently on hand. This benefit in the first half of the year was partially offset by the flow through of higher costs in the third quarter.
 Segment operating costs and expenses as a percentage of sales for Engineered Solutions increased from 90% for the nine months ended September 30, 2011 to 94% for the nine months ended September 30, 2012. Operating expenses increased as a percentage of sales due to an unfavorable product mix and higher costs incurred to support growth initiatives for this segment. This product mix reflects the continued decline in demand for solar applications.
 Provision for income taxes. The following table summarizes the expense for income taxes for the nine months ended September 30, 2011 and 2012:

	For the Nine Months Ended
	September 30,
	2011	2012
	(Dollars in thousands)
Tax expense	$20,026	$10,966
Pretax income	$116,155	$99,968
Effective tax rates	17.2%	11.0%

Our net unrecognized tax benefits decreased by $9.2 million for the nine months ended September 30, 2012, primarily related to the resolution of uncertain tax positions from prior years, which had a favorable impact on our effective tax rate for the nine months ended September 30, 2012. We also earned tax credits in support of our research and development efforts of high-tech Engineered Solutions products, which positively impacted the tax rate for the year. In addition, the year to date effective tax rate differs from the U.S statutory rate of 35% due to jurisdictional mix of income.

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
During the nine months ended September 30, 2012, the average exchange rates for the euro, Brazilian real, Mexican peso and South African rand against the U.S. dollar decreased approximately 8.5%, 14.8%, 9.0% and 13.0%

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

respectively, while the exchange rate for the Japanese yen increased against the U.S. dollar approximately 1.5% when compared to their respective average exchange rates against the U.S. dollar for the nine months ended September 30, 2011. During the nine months ended September 30, 2011, the average exchange rates for the Japanese yen, Brazilian real, Mexican peso, the euro, British pound and South African rand increased by approximately 11.1%, 9.2%, 5.9%, 6.9%, 5.2% and 6.9%, respectively, when compared to their respective average exchange rates against the U.S. dollar for the nine months ended September 30, 2010.
Net sales of Industrial Materials was impacted by the changes in the average exchange rates for the periods resulting in a decrease of $7.7 million and $11.6 million in the three and nine months ended September 30, 2012, respectively, as compared to the same periods of 2011. Cost of Industrial Materials was impacted by these events resulting in a decrease of $11.6 million and $23.1 million in the three and nine months ended September 30, 2012, respectively, compared to the same periods of 2011.
As part of our cash management, we also have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Income. Swissco is party to many of these loans. Effective January 1, 2011, the functional currency of this entity was changed to the U.S. dollar, as the majority of these loans and the purchases made are denominated in the U.S. dollar. This change reduces the potential of an accounting impact due to our exposure to exchange rate changes related to our intercompany loans.
The remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities resulted in a loss of $1.7 million in the nine months ended September 30, 2011, compared to a gain of $0.9 million in the nine months ended September 30, 2012.
We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by currency exchange rate changes, as described under “Part I, Item 3–Quantitative and Qualitative Disclosures about Market Risk”.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

 Liquidity and Capital Resources
We believe that we have adequate liquidity to meet all of our present needs. Disruptions in the U.S. and international financial markets, however, could adversely affect our liquidity and the cost and availability of financing to us in the future. As of September 30, 2012 we had cash and cash equivalents of $16.2 million, long-term debt of $593.5 million, short-term debt of $0.2 million and stockholder’s equity of $1,318 million. We also had $117 million available through our Revolving Facility. As a part of our cash management activities, we manage accounts receivable credit risk, collections, and accounts payable vendor terms to maximize our free cash at any given time and minimize accounts receivable losses.
Our sources of funds have consisted principally of cash flow from operations and debt including our Revolving Facility. Our uses of those funds (other than for operations) have consisted principally of capital expenditures, the repurchase of common shares outstanding, cash paid for acquisitions and associated expenses and debt reduction payments and other obligations.
We have a supply chain financing arrangement with a financing party that provides additional working capital liquidity of up to $50 million. Under this arrangement, we essentially assigned our rights to purchase needle coke from a third-party supplier to the financing party. The financing party purchases the product from our supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment to the financing party for this needle coke includes a mark-up (the “Mark-Up”). The Mark-Up is subject to quarterly reviews. In effect, we have a longer period of time to pay the financing party than by purchasing directly from the supplier which helps us maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. For the three months ended September 30, 2012, the Mark-Up was based on 2 month LIBOR plus a margin of 2.25%. We purchased approximately $118.2 million of inventory under this arrangement and incurred a Mark-Up of approximately $0.5 million during the nine months ended September 30, 2012.
In the event that operating cash flow and the financing of needle coke purchases fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our Revolving Facility.
We use cash flow from operations, funds from supply chain financing, and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as well as cash on hand as our primary sources of liquidity. The Revolving Facility is secured, and provides for maximum borrowings of up to $570 million including a letter of credit sub-facility of up to $50 million and is subject to certain conditions (including a maximum senior secured leverage ratio test). The Revolving Facility matures in October 2016. As of September 30, 2012, we had outstanding borrowings drawn from the Revolving Facility of $430 million and outstanding letters of credit of $8 million.
The interest rate applicable to the Revolving Facility is, at GrafTech’s option, either LIBOR plus a margin ranging from 1.50% to 2.25% (depending on our total net leverage ratio and/or senior unsecured rating) or, in the case of dollar denominated loans, the alternate base rate plus a margin ranging from 0.50% to 1.25% (depending upon such ratio or rating). The alternate base rate is the highest of (i) the prime rate announced by JPMorgan Chase Bank, N.A., (ii) the federal fund effective rate plus  1/2 of 1% and (iii) the London interbank offering rate (as adjusted) for a one-month interest period plus 1.00%. The borrowers pay a per annum fee ranging from 0.25% to 0.40% (depending on such ratio or rating) on the undrawn portion of the commitments under the Revolving Facility.
On April 20, 2012, we amended and restated our Credit Agreement for the sole purpose of reflecting a change in the structure of our European operations and the addition of two new European subsidiaries as parties to the Agreement. The restatement did not otherwise effect any changes to the financial terms or covenants of the Revolving Facility.
As of September 30, 2012, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable. These covenants include maintaining a cash minimum interest coverage ratio of at least 3.00 to 1.00 and a maximum senior secured leverage ratio of 2.25 to 1.00, which are measured based on a rolling average of the prior four quarters. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants through 2012. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

be able to obtain such waiver or amendment on acceptable terms or at all.
As of September 30, 2012, approximately 28% of our debt consists of fixed rate or zero interest rate obligations compared to 39% as of December 31, 2011.
Cash Flow and Plans to Manage Liquidity. Typically, our cash flow fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of capital expenditures, acquisitions, stock repurchases and other factors.
Certain of our obligations could have a material impact on our liquidity. Cash flow from operations and from financing activities services payment of our obligations, thereby reducing funds available to us for other purposes. As of September 30, 2012 we had $117 million of unused borrowing capacity under the Revolving Facility. Continued volatility in the global economy may require additional borrowings under our Revolving Facility, particularly if our supply chain financing arrangement is terminated. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn could significantly negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.
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
We manage our capital expenditures taking into account quality, plant reliability, safety, environmental and regulatory requirements, prudent or essential maintenance requirements, global economic conditions, available capital resources, liquidity, long-term business strategy and return on invested capital for the relevant expenditures, cost of capital and return on invested capital of the relevant segment and the Company as a whole, and other factors. We focus on growth capital expenditures which exceed our weighted average cost of capital.  We prioritize projects with superior returns, which are often associated with high growth markets.

During 2002 through 2009, we limited maintenance capital to essential levels required to sustain our business and support a safe working environment. Likewise, we invested minimal growth capital on a total company basis.   In the case of our Engineered Solutions portfolio, we spent virtually no growth capital during that time period.

In 2010 and 2011, we invested more normal levels of capital to fulfill our maintenance requirements at existing facilities. We also initiated, at our Seadrift and St. Marys facilities increased maintenance capital expenditures to bring these facilities in line with our quality and safety standards, which resulted in an increase of capital expenditures compared to historic levels. In 2010, we began to meaningfully invest our Engineered Solutions segment, in order to be able to produce new products and technologies that were developed and commercialized by our global R&D and Commercial Teams. These investments have helped propel Engineered Solutions' net sales to record levels and we expect net sales of approximately $220 million for 2012. Further, we believe our investment in Engineered Solutions positions us for future growth.  For 2012, we expect maintenance capital expenditures to be in the range of $75 - 85 million and growth capital expenditures to be in the range of $40 - 50 million (with a majority of the growth capital related to our Engineered Solutions segment). In 2013, depending on global economic conditions, we may reduce capital expenditures compared to 2012.
During the quarter we repurchased 1.2 million shares at a cost of $11.8 million, thus completing the previously announced share repurchase program of our common stock. Under this program a total of 10 million shares were repurchased in the open market at an aggregate cost of $101.7 million. On July 24, 2012, our Board of Directors authorized a new repurchase program for up to ten million shares to replace the recently completed program. Purchases under the new program may take place from time to time in the open market, or through privately negotiated transactions, as market, industry and economic conditions warrant.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

In addition to the programs described above, upon the vesting or payment of stock awards, an employee may elect receipt of the full share amount and either pay the resulting taxes or have shares sold in the open market to cover the tax obligation. We sometimes elect to purchase these shares rather than have them sold in the open market.
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
Cash Flows.
The following is a discussion of our cash flow activities:

	For the Nine Months Ended
	September 30,
	2011	2012
	(Dollars in millions)
Cash flow provided by (used in):
Operating activities	$29.3	$13.6
Investing activities	$(100.3)	$(85.9)
Financing activities	$69.8	$76.6
Operating Activities
Cash flow from operating activities represents cash receipts and cash disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting net income for:

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
During the nine months ended September 30, 2011, changes in working capital resulted in a net use of funds of $139.8 million which was impacted by:

•	use of funds of $54.9 million from the increase in accounts receivable, which were due primarily to increased sales for the period and the temporary suspension of receivables factoring;

•	use of funds for inventories of $76.2 million primarily due to the increased sales volume and the acquisitions of Seadrift and the St. Mary's facility;

•
use of funds of $5.4 million related to increased prepaid expenses primarily due to the deferral of $4.0 million of turnaround costs at Seadrift, net of amortization, as prepaid insurance premiums; and

•	use of funds of $3.3 million from a decrease in accounts payable and accruals through normal operations and inventory purchases.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

During the nine months ended September 30, 2012, changes in working capital resulted in a net use of funds of $128.4 million which was impacted by:

•	cash inflows of $25.6 million from the decrease in accounts receivable, due primarily to decreased sales for the period;

•
cash outflows for inventories of $96.3 million primarily due to increased volumes on hand resulting from lower sales volumes driven by reduced demand for our products and lower operating rates, as well as from contractually obligated raw material purchases; and

•	net cash outflows from decreases in accounts payable of $20.6 million, income taxes payable of $13.0 million and $20.6 million of accruals through normal operations.
Other uses of cash in the nine months ended September 30, 2012 included contributions to pension and other benefit plans of $12.5 million. We have reduced operating rates at certain of our manufacturing facilities to better align with customer demand.  Due to the factors mentioned above, inventories are higher than in prior periods.  We expect to reduce inventory levels significantly over the next 18 months beginning in the fourth quarter of 2012.
Investing Activities.
Net cash used in investing activities was $100.3 million during the nine months ended September 30, 2011, and included capital expenditures of $102.0 million and cash paid for the acquisition of Micron Research of $6.5 million, partially offset by proceeds from derivative instruments of $7.8 million.
Net cash used in investing activities was $85.9 million during the nine months ended September 30, 2012 and included capital expenditures of $92.8 million, which included the purchase of a building and land in Ohio for $3.0 million, which will be used to increase our Engineered Solutions segment's manufacturing capacity. These uses of cash were partially offset by proceeds relating to our derivative instruments of $6.8 million.
 Financing Activities.
Net cash flow provided by financing activities was $69.8 million during the nine months ended September 30, 2011, due primarily to net borrowings under our Revolving Facility of $53.0 million, $18.0 million of short term debt borrowings for working capital requirements and proceeds from the exercise of stock options of $1.9 million, partially offset by net payments under our supply chain financing arrangement of $3.0 million. The cash from these borrowings was used primarily to fund capital expenditures and working capital additions during the period.
Net cash flow provided by financing activities was $76.6 million during the nine months ended September 30, 2012 and included net borrowings under our Revolving Facility of $198 million which were primarily used to repurchase 10.0 million shares of our outstanding common stock in the open market, fund capital expenditures and fund working capital additions.
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
During the second quarter of 2012, we repurchased 8.8 million shares of our outstanding common stock, at a cost of $89.9 million. During the third quarter of 2012, we repurchased an additional 1.2 million shares at a cost of $11.8 million.

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
The outstanding foreign currency derivatives as of December 31, 2011 and September 30, 2012 represented a net unrealized gain of $2.6 million and a net unrealized loss of $0.2 million, respectively.
Energy Commodity Management. We periodically enter into commodity derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas, and refined oil product exposure. The outstanding contracts as of December 31, 2011 and September 30, 2012 represented a net unrealized loss of $0.5 million and a net unrealized gain of $0.1 million, respectively.
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
Sensitivity Analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our foreign currency derivatives and our commodity derivatives. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of September 30, 2012, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a corresponding increase of $11.5 million or a corresponding decrease of $10.8 million, respectively, in the fair value of the foreign currency hedge portfolio. A 10% increase or decrease in the value of the underlying commodity prices that we hedge would result in a corresponding increase or decrease of $0.9 million as of September 30, 2012 in the fair value of the commodity hedge portfolio. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
We had no interest rate derivative instruments outstanding as of September 30, 2012. A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $3.0 million for the nine months

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

ended September 30, 2012.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective at the reasonable assurance level as of September 30, 2012.
Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2012 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings
The information required by this Item is set forth in Note 13, “Contingencies” of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in Part I-Item IA of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 13, 2011 our Board of Directors authorized a repurchase program for up to ten million shares of our common stock. All shares authorized under this program were repurchased in the open market during the nine months ended September 30, 2012. On July 24, 2012, our Board of Directors authorized a new repurchase program for up to an additional ten million shares to replace the recently completed program. Purchases under the new program may take place from time to time in the open market, or through privately negotiated transactions, as market, industry and economic conditions warrant.
Upon the vesting or payment of stock awards, an employee may elect receipt of the full share amount and either pay the resulting taxes or sell shares in the open market to cover the tax obligation. We sometimes elect to purchase these shares rather than allow them to be sold in the open market. These repurchases are in addition to the programs authorized by our Board of Directors described above.

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 1 through July 31, 2012	1,251,083	$9.41	1,248,227	10,000,000
August 1 through August 31, 2012	3,816	11.07	—	10,000,000
September 1 through September 30, 2012	6,643	9.26	—	10,000,000

* Including purchases of vested restricted stock shares from employees as payment for the withholding taxes due upon the vesting or payment of stock awards.

Item 3. Defaults upon Senior Securities
Not Applicable.

Item 4. Mine Safety Disclosures
Not Applicable.

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 5. Other Information.

Effective September 30, 2012, our Board of Directors adopted certain amendments to our stockholder approval and advance notice by-law provisions which affect the stockholder voter requirements to approve certain routine matters and the procedures to be followed and information required to be disclosed by stockholders who wish to nominate candidates for election as directors or propose business for stockholder approval at a stockholder meeting. For a more complete description of the by-law amendments, see our Current Report on Form 8-K filed on October 4, 2012. A copy of the amendment is also being filed as part of Exhibit 3.2 to this Quarterly Report on Form 10-Q.

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 6. Exhibits
The exhibits listed in the following table have been filed as part of this Report.

Exhibit Number	Description of Exhibit
3.2	Amended and Restated By-Laws of GrafTech International Ltd., dated November 30, 2012, as ameded effective September 30, 2012.

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Lindon G. Robertson, Vice President and Chief Financial Officer (Principal Financial Officer).

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Lindon G. Robertson, Vice President and Chief Financial Officer (Principal Financial Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	October 29, 2012	By:	/s/ Lindon G. Robertson
Lindon G. Robertson
Vice President and Chief Financial Officer (Principal Financial Officer)