Form 10-K
period 2012-12-31
GRAFTECH INTERNATIONAL LTD
filed 2013-02-26
CIK 931148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2012
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
Large Accelerated Filer  ☒ Accelerated Filer  ☐ Non-Accelerated Filer  ☐ Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒
The aggregate market value of our outstanding common stock held by non-affiliates, computed by reference to the closing price of our common stock on June 29, 2012, was approximately $1,231 million. On January 31, 2013, 135,001,657 shares of our common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required under Part III is incorporated by reference from the GrafTech International Ltd. Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2013, which will be filed on or about April 1, 2013.

PART I

Preliminary Notes

Important Terms. We use the following terms to identify various matters. These terms help to simplify the presentation of information in this Report.
“Common stock” means GTI common stock, par value $.01 per share.
“ConocoPhillips” refers to both ConocoPhillips and Phillips 66, as the case may be, depending upon the time period to which the reference relates. We are parties to multi-year contracts with ConocoPhillips for the supply of needle coke which run through December 31, 2013. In 2012 ConocoPhillips spun off certain refining and chemicals assets into a new separate entity named Phillips 66, to which our agreements with ConocoPhilips have been assigned. We do not believe that this separation will have an adverse effect on these needle coke supply agreements.
“Credit Agreement” refers to the credit agreement providing for our senior secured credit facilities, dated as of October 7, 2011, as amended and further restated on April 20, 2012, pursuant to the First Amendment, dated March 26, 2012, and as amended as of October 29, 2012, or as further amended and/or restated at the relevant time. “Revolving Facility” refers to the revolving credit facility provided under the Credit Agreement, at the relevant time.
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
“Redeemed Senior Notes” means our 10.25% senior notes due 2012 issued under an indenture dated February 15, 2002. On September 28, 2009, GTI redeemed all of the Redeemed Senior Notes which remained outstanding under that indenture.
“Senior Notes” means our 6.375% senior notes due 2020 issued under an Indenture dated November 20, 2012 (as supplemented, the “Senior Note Indenture”).
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
Unless otherwise noted, market and market share data in this Report are our own estimates. Market data relating to the steel, electronics, semiconductor, solar, thermal management, transportation, petrochemical and other metals industries, our general expectations concerning such industries and our market position and market share within such industries, both domestically and internationally, are derived from trade publications relating to those industries and other industry sources as well as assumptions made by us, based on such data and our knowledge of such industries. Market and market share data relating to the graphite and carbon industry as well as information relating to our competitors, our general expectations concerning such industry and our market position and market share within such industry, both domestically and internationally, are derived from the sources described above and public filings, press releases and other public documents of our competitors as well as assumptions made by us, based on such data and our knowledge of such industry. Such data are used to provide a gauge of our competitiveness against our competitors and are intended to describe things such as customer or potential customer bases, industries, or subsets of the industries in which we compete and intermediate or end use applications of the product or technology involved. Similarly, product descriptions are used to help understand how we develop, produce, source, manage, market, sell, or account for products. Unless otherwise noted, references to “market share” are based on sales volumes for the relevant year market data and product descriptions are not intended to define markets or products from an antitrust, trade regulation, trade remedy, or other regulatory purpose. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors-Risks Relating to Us” and “Risk Factors-Forward Looking Statements” in this Report. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources mentioned above has consented to the disclosure or use of data in this Report.
The GRAFTECH logo, GRAFCELL®, GRAFOAM®, GRAFIHXtm, eGraf® and HOTPRESSED™ are our trademarks and trade names used in this report. This Report also contains trademarks and trade names belonging to other parties.
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
We are a leading manufacturer of a broad range of high quality graphite electrodes, products essential to the production of electric arc furnace (“EAF”) steel and various other ferrous and nonferrous metals. We also produce needle coke products, which are the primary raw material needed in the manufacture of graphite electrodes. We also manufacture carbon, graphite, and semi-graphite refractory products, which protect the walls of blast furnaces and submerged arc furnaces. We are one of the largest manufacturers of high quality natural graphite products, enabling thermal management solutions for the electronics industry and fuel cell solutions for the transportation and power generation industries. We are one of the largest manufacturers and providers of advanced graphite and carbon materials used in the transportation, solar and oil and gas exploration industries.
We currently manufacture our products in 20 manufacturing facilities strategically located on four continents. We believe our Industrial Materials network has the largest manufacturing capacity and the lowest manufacturing cost structure of all of our major competitors and delivers the highest-level quality products. We currently have the operating capability, depending on product mix, to manufacture approximately 255,000 metric tons of graphite electrodes. We believe that our global manufacturing network provides us with competitive advantages in product quality, proximity to customers, timely and reliable product delivery, and product costs. Given our global network, we are well positioned to serve the growing number of consolidated, global, multi-plant steel customers as well as certain smaller, regional customers and segments.
We have over 125 years of experience in the research and development of graphite and carbon based solutions and our intellectual property portfolio is extensive. We hold approximately 733 issued and pending patent applications and have been the recipient of seven R&D 100 Awards in the past 10 years. Our technological capabilities include developing products with superior thermal, electrical and physical characteristics that provide a differentiated advantage.
Products. We have seven major product categories: graphite electrodes, refractory products, needle coke products, advanced graphite materials, advanced composite materials, advanced electronics technologies (formerly referred to as natural graphite products), and advanced materials.
Reportable Segments. Our businesses are reported in the following reportable segments: Industrial Materials, which include graphite electrodes, refractory products and needle coke products; and Engineered Solutions, which includes advanced electronics technologies, advanced graphite materials, advanced composite materials, and advanced materials.
Industrial Materials. Our Industrial Materials segment manufactures and delivers high quality graphite electrodes, refractory products and needle coke products.
We are a leading manufacturer of the a broad range of high quality graphite electrodes, refractory products, and needle coke products. Electrodes are key components of the conductive power systems used to produce steel and other non-ferrous metals. Approximately 70% of our graphite electrodes sold is consumed in the EAF steel melting process, the steel making technology used by all “mini-mills,” typically at a rate of one graphite electrode every eight to ten operating hours. We believe that mini-mills constitute the higher long-term growth sector of the steel industry and that there is currently no commercially viable substitute for graphite electrodes in EAF steel making. The remaining approximately 30% of our graphite electrodes sold is primarily used in various other ferrous and non-ferrous melting applications, including steel refining (ladle furnace operations for both EAF and basic oxygen furnace steel production), fused materials, chemical processing, and alloy metals.
Additionally, we are a producer of petroleum needle coke. Needle coke is the key raw material in the manufacture of the graphite electrodes used in melting operations. Petroleum needle coke, a crystalline form of carbon derived from decant oil, is used in the production of graphite electrodes. As a result of our acquisition of Seadrift on November 30, 2010, our graphite electrode production is vertically integrated. We believe that Seadrift is the world's second largest petroleum-based needle coke producer and assuming normal annual maintenance, a product mix of only normal premium petroleum needle coke production and related by-products, the annual capacity is approximately 140,000 metric tons. Seadrift currently provides a substantial portion of our needle coke requirements.

GrafTech is also a leading global supplier of carbon, semi-graphitic and graphite refractory hearth linings for blast and submerged arc furnaces used to produce iron and ferro alloys. Carbon and graphite refractory products are used to protect the walls and bottoms of these furnaces due to their ability to withstand extreme conditions, thermally and mechanically. Among the major refractory product suppliers, GrafTech has one of the most complete offerings, including a full range of brick, block, ramming paste, cement and grout products.
Engineered Solutions. The Engineered Solutions segment includes advanced electronics technologies, advanced graphite materials, advanced composite materials and advanced materials. Advanced electronics technology products consist of electronic thermal management solutions, fuel cell components, and sealing materials. Advanced graphite materials are highly engineered synthetic graphite products used in many areas due to their unique properties and the ability to tailor them to specific solutions. These products are used in transportation, alternative energy, metallurgical, chemical, oil and gas exploration and various other industries. Advanced composite materials are highly engineered carbon products that are woven into various shapes to primarily support the aerospace and defense industries. Advanced materials use carbon and graphite powders as components or additives in a variety of industries, including metallurgical processing, battery and fuel cell components, and polymer additives.

Industrial Materials Segment

Our Industrial Materials segment, which had net sales of $833.9 million in 2010, $1,132 million in 2011 and $1,026 million in 2012, manufactures and delivers high quality graphite electrodes, refractory products and needle coke products, as well as provides customer technical services. Industrial Materials sales represented approximately 83%, 86% and 82% of consolidated net sales for 2010, 2011, and 2012, respectively. We estimate that the worldwide demand for our industrial materials products was approximately $6.8 billion in 2011 and approximately $7.0 billion in 2012. Customers for these products are located in all major geographic regions.
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
Electric arc furnace steel production was estimated to be approximately 442 million metric tons in 2012, representing approximately 29% of the world’s steel production. The World Steel Association's utilization rate for the total steel market in 2012 was 78% in 2012 compared to 80% in 2011 and EAF utilization rates typically follow the trends of the overall steel industry.
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
We further believe that the rate of decline in the future will be impacted by the addition of modern EAF steel making capacity which tends to have lower specific consumption than the average. To the extent that this new capacity replaces old capacity, it has the effect of accelerating the reduction in industry wide specific consumption due to the efficiency of new electric arc furnaces relative to the old. However, to the extent that this new capacity increases industry wide EAF steel production capacity and that capacity is utilized, it creates additional demand for graphite electrodes.
Increases in EAF steel production, offset by declines in specific consumption, resulted in corresponding changes in demand for graphite electrodes. Due to expected low growth of EAF production, we are projecting similar growth for graphite electrode demand in 2013.
Over the long term, graphite electrode demand is estimated to grow at an average annual net growth rate of approximately 2%, based on the anticipated growth of EAF steel production (average historical growth rate of 3%), partially offset by the decline in future specific consumption.
Production Capacity. We believe that the worldwide total graphite electrode manufacturing capacity was approximately 1.75 million metric tons for 2010, 1.79 million metric tons 2011 and approximately 1.89 million metric tons for 2012. We believe that the graphite electrode industry manufacturing capacity utilization rate worldwide was approximately 83% for 2011 and 73% for 2012. We routinely update our estimates as more information, which can vary, becomes available, as stated capacities in some cases are not effective capacity adjusted for production yields.
We have the capability, depending on product demand and mix, to manufacture approximately 255,000 metric tons of graphite electrodes annually from our existing assets. As a result of our acquisition of Seadrift in November 2010, our graphite electrode production is vertically integrated. Seadrift currently provides a substantial portion of our needle coke requirements.
Refractory Products. We manufacture carbon and semi-graphite, HotPressed™ refractory bricks, as well as other graphite and carbon refractory blocks, all of which are used primarily for their durability in very demanding high temperature melting environments. Common applications are in blast furnaces and submerged arc furnaces for ferroalloy production include cooling courses in the hearth bottoms for heat distribution and removal, backup linings in hearth walls for improved heat transfer and lintels over copper coding plates where a single brick cannot span the cooling plate. Our refractories are especially suitable for the lower part of these furnaces, where refractory performance is the most critical to ensure high productivity and long campaign lives.
In manufacturing the HotPressed™ bricks, GrafTech uses a proprietary carbon making process. The raw material is heated in brick sized molds and high pressure is applied simultaneously. This results in bricks with very competitive properties for these melting applications produced in only minutes compared to the month required in the traditional block process. We believe that Graftech refractory solutions offer reliability and a safer working environment for iron and ferroalloy makers all around the world.
Petroleum Needle Coke and Coke Products. We are currently producing petroleum needle coke. Needle coke is the key raw material in the manufacture of graphite electrodes which are consumed in EAF steel production. Petroleum needle coke, a crystalline form of carbon derived from decant oil is used primarily in the production of graphite electrodes. Graphite electrode producers combine petroleum or pitch needle coke with pitch adhesives and other ingredients to form graphite electrodes. In 2012, we commenced commercial production and sale of a super-premium grade of our needle coke, which we believe will enable our needle coke customers to produce higher quality large diameter graphite electrodes. While this grade of needle coke requires slightly longer processing cycles (and, therefore, to a certain extent, reduces available capacity), we believe that this impact will be more than offset by higher margins on this grade. These sales did not materially impact our 2012 results.
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

Engineered Solutions Segment

Our Engineered Solutions segment had sales of $173.1 million in 2010, $188.0 million in 2011 and $222.7 million in 2012. Engineered Solutions represented approximately 17% of consolidated net sales for 2010, approximately 14% for 2011 and approximately 18% for 2012. We estimate that our addressable worldwide demand for engineered solutions was $1,100 million in 2010, $1,400 million in 2011 and $2,800 million in 2012. Our addressable market has increased due to industry growth and the inclusion of markets served by our recent acquisitions and capital investment in new products that allow us to penetrate new markets. We routinely update our estimates as more information becomes available.
Advanced Electronics Technology (formerly, Natural Graphite Products). We manufacture natural and synthetic graphite products convertible to flexible graphite. Applications include thermal management and sealing solutions used in advanced consumer electronics, automotive sealing and the petrochemical and alternative energy industries. We are one of the world's largest manufacturers of natural and synthetic graphite products for these uses and applications.
Advanced Graphite Materials. We manufacture extruded, molded and isomolded graphite blocks weighing up to ten metric tons and machined graphite parts used in many applications including metallurgy, high-temperature industrial, and alternative energy applications. In addition, we produce a line of high temperature (> 1200C) insulation for induction furnaces, high temperature vacuum furnaces, direct solidification furnaces and other high temperature furnace applications.
Advanced Composite Materials. We design, manufacture and test advanced composites used in many applications including ultra-light-weight thermal protection, high-strength heat shields and various other components.  Markets include automotive, petrochemical and aerospace/defense.  Fiber Materials Inc. (FMI) (acquired in 2011), is recognized as an industry leader producing high-temperature materials and advanced composite products for extremely demanding applications.
Advanced Materials. We manufacture primary synthetic graphite powders, natural flake graphite powders, coke powders, and various other carbon/graphite powder derivatives. Markets include industrial lubricants, hot metal forming lubricants, conductive polymer fillers and energy storage requirements.

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

We sell our products in every major geographic region. Sales of our products to buyers outside the U.S. accounted for approximately 80% of net sales in 2010, approximately 73% of net sales in 2011 and approximately 70% of net sales in 2012. No single customer or group of affiliated customers accounted for more than 10% of our total net sales in 2010, 2011 or 2012.
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
Our focus on waste reduction using a team approach creates knowledge at all levels of the organization. Concentrating on creating flow within processes enables us to capitalize on lower inventories while still maintaining a high percentage of on-time-delivery. At year end 2011 and continuing through 2012, we experienced increases in inventory levels resulting from lower sales volumes driven by reduced demand for our products as well as from contractually obligated raw material purchases. During 2012, we reduced operating rates at certain of our manufacturing facilities to better align with customer demand. We expect to reduce inventory levels over the next 12 months. Our metric driven behavior and process of deploying corrective actions to anomalies drives us towards customer centric solutions.
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
Accelerating Commercialization of Advantaged Technologies. We believe that our technological capabilities for developing products with superior thermal, electrical and physical characteristics provide us with a potential growth opportunity as well as a competitive advantage. We exploit these capabilities and our intellectual property portfolio to accelerate development and commercialization of these technologies across all of our businesses, to improve existing products, and to develop and commercialize new products for higher growth rate areas such as electronic thermal management technologies. We have received R&D Magazine’s prestigious R&D 100 Award in seven of the past ten years. The R&D 100 Award honors the 100 most technologically significant products introduced into the marketplace each year. We received this award in 2003 and 2004 for our achievements in electronic thermal management products, in 2005 for our large-diameter pinless graphite electrodes, in 2006 for GRAFOAM® carbon foam, a unique high strength, light weight carbon foam, in 2007 for GrafCell® flow field plates, a key component to the commercialization of fuel cells, in 2009 for our GRAFIHXtm Flexible Heat Exchangers, a graphite solution uniquely suited for radiant floor heating systems, and in 2011, for the eGRAF® Spreadershield SS1500™.
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
Providing Superior Technical Service. We believe that we are recognized as one of the industry leaders in providing value added technical services to customers for our major product lines. We have a large customer technical service organization, with supporting engineering and scientific groups with more than 250 engineers and specialists around the world, and we believe that we are recognized as one of the industry leaders in providing value added technical services to customers for our major product lines. A portion of these employees assist key steel and other metals customers in furnace applications, operations and upgrades to reduce energy consumption, improve raw material costs and increase output.
Maintaining Liquidity and Building Stockholder Value. We believe that our business strategies support our goal of growing revenues and operating income and maximizing the cash generated from operations. Maintaining liquidity remains a priority for us. As of December 31, 2012, we had outstanding borrowings under our Revolving Facility of $74.5 million, $300.0 million of Senior Notes, $164.2 million carrying value outstanding related to Senior Subordinated Notes, and cash and cash equivalents of $17.3 million. As of December 31, 2011, we had outstanding borrowings under our Revolving Facility of $232.0 million, $153.4 million carrying value outstanding related to Senior Subordinated Notes, and cash and cash equivalents of $12.4 million.

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

Manufacturing

Graphite Electrode Products. The manufacture of a graphite electrode takes, on average, about two months. We manufacture graphite electrodes ranging in size up to 30 inches in diameter and over 11 feet in length, and weighing as much as 5,900 pounds (2.6 metric tons). The manufacture of graphite electrodes includes six main processes: forming the electrode, baking the electrode, impregnating the electrode with a special pitch that improves the strength, rebaking the electrode, graphitizing the electrode using electric resistance furnaces, and machining.
We manufacture graphite electrodes in the United States, Mexico, Brazil, South Africa, France and Spain. We have an electrode machining center in Russia.
Refractory Products. Refractory bricks are manufactured in the United States, using a proprietary process. We have two primary grades of refractory products. The manufacture of a refractory block begins with the mixing and blending of the raw materials. The raw materials are fed into molds and pressed into shape. Intense heat and pressure are then applied. The bricks are cooled and then cut into the desired shapes. Our bricks are generally smaller than our competitors’ products. We believe our smaller brick size creates an easier installation process compared to larger bricks. We manufacture refractory bricks into sizes up to 18 inches, although we can manufacture bricks into a multitude of sizes and shapes to meet the needs of our customers.
Petroleum Needle Coke and Coke Products. Petroleum needle coke is produced through a manufacturing process very similar to a refinery. The production process converts decant oil into petroleum needle coke shaped in a needle-like structure. Pitch needle coke is produced using coal-tar pitch. We produce petroleum needle coke at one manufacturing facility in the U.S.
Advanced Electronics Technology (formerly known as Natural Graphite Products). We use a proprietary process to convert mined natural graphite flake into expandable graphite, an intermediate product. We manufacture flexible graphite by subjecting expandable graphite to additional proprietary processing. Our Advanced Electronics Technology business operates two manufacturing facilities in the U.S. We believe that we operate one of the world’s most technologically sophisticated advanced natural graphite production lines.
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
Advanced Composite Materials. Advanced composite materials are primarily manufactured using a 2 or 3-dimensional carbon-fiber-composite weaving process.  The 2-dimensional weaving process uses two sets of yarn woven into an X-Y plane.  The fibers are placed (uni-directional materials) or interwoven (fabrics) to create a single thickness using conventional weaving equipment.  This results in a sheet-like fabric which is then stacked upon itself to the desired thickness.  The 3-dimensional weaving process uses two sets of yarn woven in the fabric-width and length directions (X-Y) and a third yarn woven into the fabric thickness (Axial or Z direction) using specialty weaving equipment.  This process results in a volumetric solid with yarns reinforcing both the planar and axial (Z) directions.  Advanced composite materials are manufactured in three U.S. facilities.
Advanced Materials. We manufacture primary synthetic graphite powders, natural flake graphite powders, coke powders, and various other carbon/graphite powder derivatives. We manufacture advanced materials in both Industrial Materials and Engineered Solutions locations in the United States, South Africa, Brazil, France, Mexico, and Italy, with some final processing done in the United States.
Quality Standards and Maintenance. Most of our global manufacturing facilities are certified and registered to ISO 9001-2008 international quality standards and some are certified to QS 9001-2008. Advanced electronics technology has a quality assurance system designed to meet the most stringent requirements of its customers and is ISO TS 16949:2009 certified. Maintenance at our facilities is conducted on an ongoing basis.
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
We have firm price contracts for substantially all of our 2013 needle coke requirements. Seadrift currently provides a substantial portion of our needle coke requirements.
Raw materials for refractory products are primarily sourced internally and from a variety of third parties. The primary raw material used in refractory products is crushed graphite.
The primary raw material used by Seadrift to make petroleum needle coke is decant oil, a by-product of the gasoline refining process. Seadrift is not dependent on any single refinery for decant oil. While Seadrift has purchased a substantial majority of its raw material inventory from a limited number of suppliers in recent years, we believe that there is an abundant supply of suitable decant oil in the United States available from a variety of sources.
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

Sales and Customer Service

We believe our product quality, our global manufacturing network and our low cost structure allow us to deliver a broad range of product offerings across various segments. We differentiate and sell the value of our product offerings, depending on the segment or specific product application, primarily based on product quality and performance, delivery reliability, price, and customer technical service.

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
We have a large customer technical service organization, with supporting application engineering and scientific groups and more than 250 engineers and specialists around the world, and we believe that we are recognized as one of the industry leaders in providing value added technical services to customers for our major product lines.
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
Historically, our graphite electrode customers generally seek to negotiate to secure the reliable supply of their anticipated volume requirements on an annual basis, sometimes called the “graphite electrode book building process”. These orders are subject to renegotiation or adjustment to meet changing conditions. The remainder of our graphite electrode customers purchase their electrodes as needed at then current market prices.
We have customer technical service personnel based around the world to assist customers to maximize their production and minimize their costs. We employ about 140 engineers and technicians in our Industrial Materials segment, a portion of who provide technical service and advice to key steel and other metals customers. These services relate to furnace applications and operation, as well as furnace upgrades to reduce energy consumption, improve raw material costs and increase output.
Engineered Solutions. We sell our Engineered Solutions segment products using direct employees and independent sales representatives and distributors in all major geographic regions of the world including North and South America, Africa, Europe, the Middle East and Asia.
The majority of our products are custom built to customer specifications after an iterative review process between the customer's engineers and our sales and technical service employees. Our sales personnel are trained and experienced with the products they sell. We provide technical service to our customers through dedicated technical service engineers who operate out of our North American facilities, European facilities and Asian offices. We believe that our technical service differentiates us from our competition and take pride in our ability to support the technical requirements of our customers.

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
Research and development expenses amounted to $12.2 million, $14.0 million and $13.8 million in 2010, 2011 and 2012, respectively.
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
Intellectual Property. We believe that our intellectual property, consisting primarily of patents and proprietary know-how, provides us with competitive advantages and is important to our growth opportunities. Our intellectual property portfolio is extensive, with approximately 733 U.S. and foreign patents and published patent applications which are carbon and graphite related, which we believe is more than any of our major competitors (in the business segments in which we operate). Among our competitors, we hold one of the largest number of patents for flexible graphite, as well as the largest number of patents relating to the use of natural graphite for certain fuel cell applications. These patents expire at various times over the next two decades.
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
In other product applications, including ladle furnaces requiring less demanding performance and certain other ferrous and non-ferrous segments, we compete based on product differentiation, product quality and price. We believe our product quality, global manufacturing network, proximity to regional and local customers and the related lower cost structure allows us to deliver a broad range of product offerings across these various segments.
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
Coke represents a significant portion of the cost to produce a graphite electrode. Competition in the needle coke industry is based primarily on price, reliability and product specifications. Our Seadrift facility competes primarily on the specifications and price of its needle coke. In 2012, our Seadrift production team collaborated with scientists from our Engineered Solutions segment to develop a super-premium grade of needle coke that we have successfully commercialized and which Seadrift has begun selling to third parties.
We believe there are currently approximately ten other firms producing needle coke. These competitors include Phillips 66, Petrocokes Japan Limited (Japan), Mitsubishi Chemical Company, Baosteel Group (China), C-Chem Co., Ltd. (Japan), Indian Oil Company Limited, Hongte Chemical Industry (Group) Co., Ltd. (China), JX Holdings Inc. (Japan), Petrochina International Jinzhou Co., Ltd. (China) and Sinosteel Anshan Research Institute of Thermo-Energy Co. Ltd. (China).
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
We compete with other major specialty graphite competitors who manufacture and sell on a global basis. These competitors include SGL Carbon A.G. (Germany), Mersen S.A. (France), Tokai Carbon Co., Ltd. (Japan), Toyo Tanso Co., Ltd. (Japan), SEC Carbon Ltd. (Japan), Nippon Carbon Co. Ltd (Japan) and Graphite India Ltd. (India) and several other competitors, a number of which are in China and Japan. We also compete with Panasonic Corporation (Japan), and Kaneka Corporation (Japan) in certain thermal management markets.
Environmental Matters

We are subject to a wide variety of federal, state, local and foreign environmental laws and regulations that govern our properties, neighboring properties, and our current and former operations worldwide. These laws and regulations relate to the presence, use, storage, handling, generation, treatment, emission, release, discharge and disposal of wastes and other substances, including the packaging, labeling and transportation of products that are defined as hazardous or toxic or otherwise believed to have potential to harm the environment or human health. These laws and regulations (and the enforcement thereof) are periodically changed and are becoming increasingly stringent. We have incurred costs in the past, and will continue to incur additional costs in the future, to comply with these legal requirements.
The principal U.S. laws to which our properties and operations are subject include:

•
the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act and similar state and local laws which regulate air emissions, water discharges and hazardous waste generation, treatment, storage, handling, transportation and disposal;

•
the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, and the Small Business Liability Relief and Brownfields Revitalization Act of 2002, and similar state laws that provide for the reporting of, responses to and liability for, releases of hazardous substances into the environment; and

•
the Toxic Substances Control Act and related laws that are designed to track and control chemicals that are produced or imported into the United States and assess the risk to health and to the environment of new products at early developmental stages.

Further, laws and regulations adopted or proposed in various states impose or may impose, as the case may be, environmental monitoring, reporting and/or remediation requirements if operations cease or property is transferred or sold.
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
As a result of amendments to the Clean Air Act enacted in 1990, certain of our U.S. facilities have been or will be required to comply with new reporting requirements and standards for air emissions that have been or may be adopted by the U.S. EPA and state environmental protection agencies pursuant to new and revised regulations that have been or could be promulgated, including the possible promulgation of future maximum achievable control technology standards that apply specifically to our manufacturing sector(s), or more generally to our operation(s) or equipment. Achieving compliance with the regulations that have been promulgated to date has resulted in the need for additional administrative and engineered controls, changes to certain manufacturing processes, and increased monitoring and reporting obligations. Similar foreign laws and regulations have been or may also be adopted to establish new standards for air emissions, which may also require additional controls on our manufacturing operations outside the U.S. Based on information currently available to us, we believe that compliance with these regulations will not have a material adverse effect on us.
As mentioned, our manufacturing operations located outside of the U.S. are also subject to their national and local laws and regulations related to environmental protection and product safety. Under the European Union's (“EU”) regulations concerning the Registration, Evaluation, Authorization and Restriction of Chemicals (commonly referred to as “REACH”), enacted in 2007, manufacturers within the EU and importers into the EU of certain chemical substances are required to register and evaluate the potential impacts of those substances on human health and the environment. Under REACH, the continued importation into the EU, manufacture and/or use of certain chemical substances may be restricted, and manufacturers and importers of certain chemicals will be required to undertake evaluations of those substances. The requirements of REACH are being phased in over a period of years, and compliance is requiring and will continue to require expenditures and resource commitments. Based on information currently available to us, we believe that compliance with these regulations will not have a material adverse effect on us.
International accords, foreign laws and regulations, and U.S. federal, state and local laws and regulations are increasingly being enacted to address concerns about the effects that carbon dioxide emissions and other identified greenhouse gases (“GHG”) may have on the environment and climate worldwide. These effects are widely referred to as Climate Change. Some members of the international community have taken actions in the past to address Climate Change issues on a global basis. The 1997 international Kyoto Protocol set binding GHG emission reduction targets for the participating industrialized countries. Members of the international community have been meeting since 2007 to negotiate a future treaty to replace the 1997 Kyoto Protocol, which was scheduled to expire at the end of 2012. In December 2012, at the annual United Nations Climate Change Conference, an agreement was reached to extend the Protocol to 2020 and to set a date of 2015 for the development of a successor document, to be implemented from 2020.
The EU Emissions Trading Scheme (“EU ETS”) enacted under the provisions of the 1997 Kyoto Protocol requires certain listed energy-intensive industries to participate in an international “cap and trade” system of GHG emission allowances. A third phase of the EU ETS started in January 2013 under Directive 2009/29/EC, which instituted a number of program changes. EU Member States brought into force the necessary laws, regulations and administrative provisions to comply with this EU Directive. Carbon and graphite manufacturing is still not a covered industry sector in the revised Annex 1 of this Directive. However, one or more of our European manufacturing operations may be required to comply with these provisions under a more general fuel combustion category, if their combustion units meet the applicability levels. If subject to these provisions, one or more of our operations may be eligible to receive free carbon dioxide emission allowances under the member state allocation program.
In 2012, the U.S., as well as Japan, Russia, Canada and New Zealand, indicated they would not join a second Kyoto Treaty commitment period. However, it is possible that the U.S. would sign an international Climate Change treaty or enact national Climate Change legislation in the future to reduce the quantity of national GHG emissions in accordance with established goals and deadlines. One or more of our U.S. facilities could be covered by such new legislation and we could incur additional compliance obligations and related expenses.
In 2009, a Final Mandatory Reporting of Greenhouse Gases Rule was issued by the U.S. EPA, which requires facilities with specified GHG sources that emit over the annual threshold quantities to monitor and report their GHG emissions annually. In addition, corporations that are large suppliers of petroleum products (including, by definition, importers and exporters that exceed the annual GHG threshold quantities) must also submit an annual activity report to the U.S. EPA. Some of our operations are covered under this Rule, and we believe that we have the necessary administrative systems in place to comply with the requirements. Under various other foreign and U.S. state regulations, we are currently required to report certain GHG emissions to the pertinent authorities. Furthermore, in December 2009, the U.S. EPA issued an “endangerment and cause or contribute finding” for GHG, under Section 202(a) of the Clean Air Act, allowing it to issue new rules that directly regulate GHG emissions under the existing federal New Source Review, Prevention of Significant Deterioration (PSD) and Title V Operating Permit programs. In May 2010, the U.S. EPA set GHG emissions thresholds to define when permits under these programs are required for new and existing industrial facilities. Under these programs, new or significantly modified facilities must also use best available control technologies to minimize GHG emissions. Therefore, we may incur future expenses to modify our air permits, implement additional administrative and engineered controls, invest in capital improvements, and/or make changes in certain manufacturing processes at our U.S. facilities to achieve compliance with these regulations or to expand our operations.
Based on information currently available to us, we believe that compliance with international accords, U.S. and foreign laws and regulations concerning Climate Change which have been promulgated, or that could be promulgated in the future, will not have a material adverse effect on us.
We have sold or closed a number of facilities that had operated solid waste management units on‑site. In most cases where we divested the properties, we have retained ownership of on-site landfills. When our landfills were or are to be sold, we obtained or seek to obtain financial assurance we believe to be adequate to protect us from any potential future liability associated with these landfills. When we have closed landfills, we believe that we have done so in material compliance with applicable laws and regulations. We continue to monitor and these landfills and observe any reporting obligations we may have with respect to them pursuant to applicable laws and regulations. To date, the costs associated with the retained landfills have not been, and we do not anticipate that future costs will be, material to us.
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

Furthermore, we establish accruals for environmental liabilities when it is probable that a liability has been or will be incurred, and the amount of the liability can be reasonably estimated. We adjust the accrual as new remedial actions or other commitments are made, and when new information becomes available that changes the prior estimates previously made.

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

Employees

As of December 31, 2012, we had 2,990 employees (excluding contractors), a decrease of 293 employees from December 31, 2011. A total of 535 employees were in Europe (including Russia), 823 were in Mexico and Brazil, 387 were in South Africa, 1 was in Canada, 1,223 were in the U.S. and 21 were in the Asia Pacific region. As of December 31, 2012, 1,716 of our employees were hourly employees.
As of December 31, 2012, approximately 47% of our worldwide employees were covered by collective bargaining or similar agreements, which expire at various times in each of the next several years. As of December 31, 2012, approximately 1,057 employees, or 35% of our employees, were covered by agreements which expire, or are subject to renegotiation, at various times through December 31, 2013. We believe that, in general, our relationships with our unions are satisfactory and that we will be able to renew or extend our collective bargaining or similar agreements on reasonable terms as they expire. We cannot assure, however, that renewed or extended agreements will be reached without a work stoppage or strike or will be reached on terms satisfactory to us.
We have not had any material work stoppages or strikes during the past decade.

Item 1A.	Risk Factors
An investment in our securities involves significant risks. You should carefully read all of the information included in this report and carefully consider, among other matters, the following risk factors, as well as any discussed under Item 7, “Management's Discussion and Analysis of Financial Conditions and Results of Operations.” If any of the conditions or events described in the following risk factors were to occur, our business, financial condition, results of operations or growth prospects could be affected materially and adversely. In that case, the market price of our securities could decline and you could lose part or all of your investment.
The risks described below are not the only ones facing us. Additional risks not presently known to us, or that we currently deem immaterial, individually or in the aggregate, may also impair our business operations.
RISKS RELATING TO US
A downturn in global economic conditions may materially adversely affect our business.
While the global recovery continues, the pace of recovery remains sluggish and uneven geographically. Downside risks remain, including high unemployment, reduced consumer spending, high deficit spending by governments, turbulent financial markets (particularly in the euro area), tighter monetary policies (particularly in emerging markets) and continuing uncertainty over U.S. fiscal policy, commonly referred to as the “fiscal cliff.” Although the U.S. Congress recently took action to avert certain of the immediate tax concerns associated with the fiscal cliff, it only delayed potential U.S. government spending cuts known as sequestration. Continued uncertainty concerning U.S. fiscal policy is likely to continue to adversely affect global economic activity which may adversely affect demand for our products.
As more fully described under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” we are currently facing a challenging environment for our products, particularly our Industrial Materials products, as a result of global economic conditions.
The International Monetary Fund reported GDP growth figures for 2012 at approximately 3.2%. We believe that in the graphite electrode markets the capacity utilization rate was approximately 83% in 2011 and 73% in 2012. While improved compared to 2009 levels, these lower capacity utilization rates may continue to be driven by a challenging environment for our customers which would negatively impact demand for our Industrial Materials products and may adversely affect our results of operations for 2013.
We are dependent on the global steel industry and also sell products used in the transportation, semiconductor, solar, petrochemical, electronics, and other industries which are susceptible to global and regional economic downturns.
We sell our Industrial Materials products, which accounted for about 82% of our total net sales in 2012, primarily to the EAF steel production industry. Many of our other products are sold primarily to the electronics, transportation, alternative energy, and oil and gas exploration industries. These are global basic industries, and they are experiencing various degrees of contraction, growth and consolidation. Customers in these industries are located in every major geographic region. As a result, our customers are affected by changes in global and regional economic conditions. This, in turn, affects overall demand and prices for our products sold to these industries. As a result of changes in economic conditions, demand and pricing for our products sold to these industries has fluctuated and in some cases declined significantly, which could have a material adverse effect on our results of operations.
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
Sales volumes and prices of our products sold to these industries are impacted by the supply/demand balance as well as overall changes in demand, excess capacity and growth of and consolidation within, the end markets for our products. In addition to the factors mentioned above, the supply/demand balance is affected by factors such as business cycles, rationalization, and increases in capacity and productivity initiatives within our industry and the end markets for our products, and certain of such factors are affected by decisions by us. Changes in the supply/demand balance could have a material adverse effect on our results of operations.
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
Our indebtedness could limit our financial and operating activities, and adversely affect our ability to incur additional debt to fund future needs.
As of December 31, 2012, we had approximately $544.1 million of total indebtedness outstanding, including approximately $74.5 million of secured indebtedness outstanding under the Revolving Facility, $300.0 million of Senior Notes, and approximately $164.2 million ($200 million due at maturity in 2015) of Senior Subordinated Notes. Additionally, at December 31, 2012, we had approximately $468 million of unused borrowing capacity under the Revolving facility (after considering financial covenants restrictions and the outstanding letters of credit of approximately $8.8 million).
. This substantial amount of indebtedness could:

•	require us to dedicate a substantial portion of our cash flow to the payment of principal and interest, thereby reducing the funds available for operations and future business opportunities;

•	make it more difficult for us to satisfy our obligations with respect to the Senior Notes, including our repurchase obligations;

•
limit our ability to borrow additional money if needed for other purposes, including working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes, on satisfactory terms or at all;

•	limit our ability to adjust to changing economic, business and competitive conditions;

•	place us at a competitive disadvantage with competitors who may have less indebtedness or greater access to financing;

•	make us more vulnerable to an increase in interests rates, a downturn in our operating performance or a decline in general economic conditions; and

•	make us more susceptible to changes in credit ratings, which could impact our ability to obtain financing in the future and increase the cost of such financing.
If compliance with our debt obligations under the Revolving Facility materially limits our financial or operating activities, or hinders our ability to adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may be negatively affected.
The terms of the Revolving Facility and the indenture governing the Senior Notes include covenants that could restrict or limit our financial and business operations.
The Revolving Facility and the indenture governing the Senior Notes contain a number of restrictive covenants that, subject to certain exceptions and qualifications, restrict or limit GTI's ability and the ability of GTI's subsidiaries to, among other things:

•	incur, repay or refinance indebtedness;

•	create liens on or sell our assets;

•	engage in certain fundamental corporate changes or changes to our business activities;

•	make investments or engage in mergers or acquisitions;

•	engage in sale-leaseback transactions;

•	pay dividends or repurchase stock;

•	engage in certain affiliate transactions;

•	enter into agreements or otherwise restrict GTI's subsidiaries from making distributions or paying dividends to the borrowers under the Revolving Facility; and

•	repay intercompany indebtedness owed to GTI or make distributions or pay dividends to GTI.
The Revolving Facility also contains certain affirmative covenants and requires us to comply with financial coverage ratios regarding both our cash interest expense and our senior secured debt relative to our EBITDA (as defined in the Revolving Facility).
These covenants and restrictions could affect our ability to operate our business, and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise. Additionally, our ability to comply with these covenants may be affected by events beyond our control, including general economic and credit conditions and industry downturns.
If we fail to comply with the covenants in the Revolving Facility and are unable to obtain a waiver, or amendment, an event of default would result, and the lenders could, among other things, declare outstanding amounts due and payable, refuse to lend additional amounts to us, require deposit of cash collateral in respect of outstanding letters of credit, or refuse to waive any restrictive covenants in the Revolving Facility, including the restriction which prohibits dividends and distributions from GTI's subsidiaries to GTI to fund payment of indebtedness, including the Senior Notes, during a default or event of default. If we were unable to repay or pay the amounts due, the lenders could, among other things, proceed against the collateral granted to them to secure such indebtedness, which includes substantially all of the assets of GTI and its U.S. subsidiaries and certain assets of certain of GTI's foreign subsidiaries.
Our cash flows may not be sufficient to service our indebtedness, and if we are unable to satisfy our obligations under our indebtedness, we may be required to seek other financing alternatives, which may not be successful.
Our ability to make timely payments of principal and interest on our debt obligations, including the Senior Notes and our obligations under the Revolving Facility, depends on our ability to generate positive cash flows from operations, which is subject to general economic conditions, competitive pressures and certain financial, business and other factors beyond our control. If our cash flows and capital resources are insufficient to make these payments, we may be required to seek additional financing sources, reduce or delay capital expenditures, sell assets or operations or refinance our indebtedness. These actions could have a material adverse effect on our business, financial conditions and results of operations. In addition, we may not be able to take any of these actions, and, even if successful, these actions may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance the debt under the Revolving Facility will depend on, among other things, the condition of the capital markets and our financial condition at such time. There can be no assurance that we will be able to restructure or refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot make scheduled payments on our debt, we will be in default and the outstanding principal and interest on our debt could be declared to be due and payable, in which case we could be forced into bankruptcy or liquidation or required to substantially restructure or alter our business operations or debt obligations.
Borrowings under the Revolving Facility bear interest at a variable rate, which subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
All of our borrowings under the Revolving Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on this variable rate indebtedness would increase even though the amount borrowed remained the same.

We may not be able to raise the funds necessary to finance a change of control repurchase.
Upon the occurrence of a change of control repurchase event under the indenture governing the Senior Notes, holders of Senior Notes may require us to purchase their Senior Notes. However, it is possible that we would not have sufficient funds at that time to make the required purchase of Senior Notes. We cannot assure you that we will have sufficient financial resources, or will be able to arrange financing, to pay the repurchase price in cash with respect to any Senior Notes tendered by holders for repurchase upon a change of control. Our failure to repurchase the Senior Notes when required would result in an event of default under the indenture governing the Senior Notes which could, in turn, constitute a default under the terms of our other indebtedness, if any.
The terms of the Revolving Facility include covenants that could restrict or limit our ability to repurchase the Senior Notes in a change of control repurchase event.
Upon the occurrence of a change of control repurchase event under the indenture governing the Senior Notes, holders of Senior Notes may require us to purchase their Senior Notes. The Revolving Facility contains a restrictive covenant on the repurchase or retirement of indebtedness, which could limit or restrict our ability to make the required repurchase of Senior Notes. If the repurchase of Senior Notes does violate covenants in the Revolving Facility and if we are unable to obtain a waiver or amendment, an event of default would occur if we repurchased the Senior Notes, and the lenders under the Revolving Facility could, among other things, declare outstanding amounts thereunder due and payable, refuse to lend additional amounts to us, and require a deposit of cash collateral in respect of outstanding letters of credit. If we were unable to repay or pay the amounts due, the lenders could, among things, proceed against the collateral granted to them to secure such indebtedness, which includes substantially all of the assets of GTI and GTI's U.S. subsidiaries and certain assets of certain of GTI's foreign subsidiaries.
A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.
Any rating assigned to our debt could be lowered or withdrawn entirely by a rating agency if, in that rating agency's judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing.
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
A substantial majority of our net sales are derived from sales outside the U.S., and a majority of our operations and our total property, plant and equipment and other long- lived assets are located outside the U.S. As a result, we are subject to risks associated with operating in multiple countries, including:

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
We cannot assure you that agreements designed to protect our proprietary know-how and information will not be breached, that we will have adequate remedies for any such breach, or that our strategic alliance suppliers and customers, consultants, employees or others will not assert rights to intellectual property arising out of our relationships with them against us.
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
We use and generate hazardous substances in our manufacturing operations. In addition, both the properties on which we currently operate and those on which we have ceased operations are and have been used for industrial purposes. Further, our manufacturing operations involve risks of personal injury or death. We are subject to increasingly stringent environmental, health and safety laws and regulations relating to our current and former properties, neighboring properties, and our current raw materials, products, and operations. These laws and regulations provide for substantial fines and criminal sanctions for violations and sometimes require evaluation and registration or the installation of costly pollution control or safety equipment or costly changes in operations to limit pollution or decrease the likelihood of injuries. It is also possible that the impact of such regulations on our suppliers could affect the availability and cost of our raw materials. In addition, we may become subject to potential material liabilities for the investigation and cleanup of contaminated properties, for claims alleging personal injury or property damage resulting from exposure to or releases of hazardous substances, or for personal injury as a result of an unsafe workplace. Further, alleged noncompliance with or stricter enforcement of, or changes in interpretations of, existing laws and regulations, adoption of more stringent new laws and regulations, discovery of previously unknown contamination or imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could be material.
We may face risks related to greenhouse gas emission limitations and climate change.
There is growing scientific, political and public concern that emissions of greenhouse gases (“GHG”) are altering the atmosphere in ways that are affecting, and are expected to continue to affect, the global climate. Legislators, regulators and others, as well as many companies, are considering ways to reduce GHG emissions. GHG emissions are regulated in the European Union via an Emissions Trading Scheme (“ETS”), otherwise known as a “Cap and Trade” program. In the United States, environmental regulations issued in 2009 and 2010 require reporting of GHG emissions by defined industries, activities and suppliers, and regulate GHG as a pollutant covered under the New Source Review, Prevention of Significant Deterioration (“PSD”) and Title V Operating Permit programs of the Clean Air Act Amendments. It is possible that some form of regulation of GHG emissions will also be forthcoming in other countries in which we operate or market our products. Regulation of GHG emissions could impose additional costs, both direct and indirect, on our business, and on the businesses of our customers and suppliers, such as increased energy and insurance rates, higher taxes, new environmental compliance program expenses, including capital improvements, environmental monitoring, and the purchase of emission credits, and other administrative costs necessary to comply with current requirements and potential future requirements or limitations that may be imposed, as well as other unforeseen or unknown costs. To the extent that similar requirements and limitations are not imposed globally, such regulation may impact our ability to compete with companies located in countries that do not have such requirements or do not impose such limitations. The company may also realize a change in competitive position relative to industry peers, changes in prices received for products sold, and changes to profit or loss arising from increased or decreased demand for products produced by the company. The impact of any future GHG regulatory requirements on our global business will be dependent upon the design of the regulatory schemes that are ultimately adopted and, as a result, we are unable to predict their significance to our operations at this point in time.
The potential physical impacts of climate change on the company's operations are uncertain and will likely be particular to the geographic circumstances. These physical impacts may include changes in rainfall and storm patterns, shortages of water or other natural resources, changing sea levels, and changing global average temperatures. For instance, our Seadrift facility and our Calais facility, are located in geographic areas less than 50 feet above sea level. As a result, any future rising sea levels could have an adverse impact on their operations and on their suppliers. Due to these uncertainties, any future physical effects of climate change may or may not adversely affect the operations at each of our production facilities, the availability of raw materials, the transportation of our products, the overall costs of conducting our business, and our financial performance.

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
We purchase raw materials and energy from a variety of sources. In many cases, we purchase them under short term contracts or on the spot market, in each case at fluctuating prices. The availability and price of raw materials and energy may be subject to curtailment or change due to:

•	limitations which may be imposed under new legislation or regulation;

•	supplier's allocations to meet demand of other purchasers during periods of shortage (or, in the case of energy suppliers, extended cold weather);

•	interruptions or cessations in production by suppliers, and

•	market and other events and conditions.
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
Seadrift could be impacted by a reduction in the availability of low sulfur decant oil or an increase in the pricing of needle coke feedstocks.
Seadrift uses low sulfur decant oil in the manufacture of needle coke. There is no assurance that Seadrift will always be able to obtain an adequate quantity of suitable feedstocks or that capital would be available to install equipment to allow for utilization of higher sulfur decant oil, which is more readily available in the United States, in the event that suppliers of lower sulfur decant oil were to become more limited in the future. Seadrift purchases approximately 1.5 million barrels of low sulfur decant oil annually. The prices paid by Seadrift for such feedstocks are governed by the market for heavy fuel oils, which prices can fluctuate widely for various reasons including, among other things, worldwide oil shortages and cold winter weather. Seadrift's needle coke is used in the manufacture of graphite electrodes, the price of which is subject to rigorous industry competition thus restricting Seadrift's ability to pass through raw material price increases.
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

We have significant goodwill on our balance sheet that is sensitive to changes in the market which could result in impairment charges.
Our annual impairment test of goodwill was performed in the fourth quarter. The estimated fair values of our reporting units were based on discounted cash flow models derived from internal earnings forecasts and assumptions. The assumptions and estimates used in these valuations incorporated the current and expected economic environment. Our model was based on our internally developed forecast and based on these valuations, the fair value substantially exceeded our net asset value. In addition, to the quantitative analysis, we have qualitatively assessed our reporting units and we believe that the quantitative analysis supporting the fair value in excess of the carrying value is appropriate. However, a further deterioration in the global economic environment or in any of the input assumptions in our calculation could adversely affect the fair value of our reporting units and result in an impairment of some or all of the goodwill on the balance sheet. See Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations-Critical Accounting Policies" for further information regarding goodwill.

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
At December 31, 2012 we had $136.4 million of gross deferred income tax assets, of which $26.3 million required a valuation allowance. In addition, we had $135.5 million of gross deferred income tax liabilities. Our valuation allowance means that we do not believe that these assets are more likely than not to be realized. Until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets, income tax benefits in each current period will be fully reserved.
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
RISKS RELATING TO OUR SECURITIES
GTI is a holding company and all of its operations are conducted through its subsidiaries.
GTI is a holding company and derives substantially all of its cash flow from its subsidiaries. Since GTI's operations are conducted through its subsidiaries, its cash flow and its consequent ability to service its indebtedness, including the Senior Notes, is dependent upon the earnings of its subsidiaries and the distribution of those earnings to GTI or upon the payments of funds by those subsidiaries to GTI or the repayment of intercompany indebtedness owed to GTI. GTI's subsidiaries are separate and distinct legal entities with trade payables and other liabilities. In addition to any statutory restrictions, the payment of dividends and the making of distributions and the making of loans and advances to GTI by its subsidiaries are subject to contractual restrictions provided in the Revolving Facility. In addition, any right GTI may have to receive assets of any of its subsidiaries upon their liquidation or reorganization (and the consequent right of the holders of the Senior Notes to participate in those assets) is effectively subordinated to the claims of such subsidiary's creditors, including trade creditors.
The Senior Notes are structurally subordinated to all of the existing and future liabilities, including trade payables, of GTI's subsidiaries that are not, or do not become, guarantors of the Senior Notes.
The Senior Notes are not guaranteed by all of GTI's subsidiaries or any of GTI's foreign subsidiaries. The Senior Notes are therefore structurally subordinated to all of the existing and future liabilities, including trade payables, of any non-guarantor subsidiary such that, in the event of an insolvency, liquidation, reorganization, dissolution or other winding up of any such subsidiary, all of such subsidiary's creditors (including trade creditors and preferred stockholders, if any) would be entitled to payment in full out of such subsidiary's assets before the holders of the Senior Notes would be entitled to any payment.
As of December 31, 2012, GTI's subsidiaries that are not guarantors of the Senior Notes had total liabilities, including trade payables (but excluding intercompany liabilities), of approximately $250.7 million or 26% of our total liabilities, and total assets (excluding intercompany receivables) of approximately $1,150.0 million, or 50% of our total assets. In addition, for the year ended December 31, 2012, our subsidiaries that are not guarantors of the Senior Notes generated approximately $682.2 million, or 55%, of our consolidated revenues and approximately $117.5 million, or 75%, of our consolidated operating income.
Under certain circumstances, subsidiary guarantees may be released.
Those subsidiaries that provide guarantees of the Senior Notes will be released from such guarantees upon the occurrence of certain events, including the following:

•	the unconditional release or discharge of any guarantee or indebtedness that resulted in the creation of the guarantee of the Senior Notes by such subsidiary guarantor;

•	the sale or other disposition, including by way of merger or consolidation or the sale of its capital stock following which such subsidiary guarantor is no longer a subsidiary of the Company; or

•	GTI's exercise of its legal defeasance option or its covenant defeasance option as described in the indenture applicable to the Senior Notes.
If any such subsidiary guarantee is released, no holder of the Senior Notes will have a claim as a creditor against any such subsidiary and the indebtedness and other liabilities, including trade payables and preferred stock, if any, of such subsidiary will be effectively senior to the claim or any holders of the Senior Notes.
We may incur substantially more debt ranking senior or equal in right of payment with the Senior Notes, including secured debt, which would increase the risks described herein.
The agreements relating to our debt, including the Revolving Facility, limit but do not prohibit our ability to incur additional debt, and the amount of debt that we could incur could be substantial. Accordingly, we could incur significant additional debt in the future, including additional debt under the Revolving Facility. Much of this additional debt could constitute secured debt, to which the Senior Notes would be effectively subordinated to the extent of the value of the collateral securing such debt (the collateral securing the Revolving Facility consists of substantially all of the assets of GTI and its U.S. subsidiaries and certain assets of certain of GTI's foreign subsidiaries). At December 31, 2012, approximately $468 million of unused borrowing capacity under the Revolving facility (after considering financial covenants restrictions and the outstanding letters of credit of approximately $8.8 million). In addition, if we form or acquire any subsidiaries in the future, those subsidiaries also could incur debt, which debt would be effectively senior to the Senior Notes if those subsidiaries are not required to guarantee the Senior Notes. If new debt is added to our current debt levels, the related risks that we now face could intensify.
In addition, certain types of liabilities are not considered “Indebtedness” under the Revolving Facility, and the Revolving Facility does not impose any limitation on the amount of liabilities incurred by the subsidiaries, if any, that might be designated as “unrestricted subsidiaries.”
Additionally, our Senior Subordinated Notes provide that they will be subordinated to certain indebtedness incurred by us so long as, on the date we incur such debt and after giving effect thereto, our leverage ratio (as defined therein) is below 4.00 to 1.00. As a result, our Senior Subordinated Notes will not be subordinated to any indebtedness if, as a result of its incurrence, our leverage ratio exceeds 4.00 to 1.00. In addition, to the extent that we grant a security interest to secure any such indebtedness, our Senior Subordinated Notes must be equally and ratably secured with such indebtedness. After giving effect to the offering of the Senior Notes and the use of proceeds therefrom our leverage ratio was below 4.00 to 1.00. As a result, the Senior Subordinated Notes are subordinated to the Senior Notes. In addition, the indenture governing the Senior Notes provides that neither we, nor any of our subsidiaries, may grant a security interest for the benefit of the holders of the Senior Subordinated Notes unless we or the applicable subsidiary equally and ratably secure the Senior Notes.
The ability of holders of Senior Notes to require us to repurchase Senior Notes as a result of a disposition of “substantially all” of our assets may be uncertain.
The definition of change of control in the indenture governing the Senior Notes includes a phrase relating to the sale of “all or substantially all” of our assets. Although there is a limited body of case law interpreting the phrase “substantially all,” there is no precise established definition of such phrase under applicable law. Accordingly, the ability of a holder of Senior Notes to require us to repurchase its Senior Notes as a result of a sale or other disposition of less than all of our assets to another person or group may be uncertain.
If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Senior Notes.
Any default under the agreements governing our indebtedness, including a default under the Revolving Facility, that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness, could prevent us from paying principal, premium, if any, and interest on the Senior Notes and substantially decrease the market value of the Senior Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants in the instruments governing our indebtedness (including covenants in the Revolving Facility and the indenture that governs the Senior Notes), we could be in default under the terms of the agreements governing such indebtedness, including the Revolving Facility and the indenture governing the Senior Notes. In the event of such default:

•
the holders of such indebtedness may be able to cause all of our available cash flow to be used to pay such indebtedness and, in any event, could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest;

•	the lenders under the Revolving Facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets; and

•	we could be forced into bankruptcy or liquidation.
Upon any such bankruptcy filing, we would be stayed from making any ongoing payments on the Senior Notes, and the holders of the Senior Notes would not be entitled to receive post-petition interest or applicable fees, costs or charges, or any “adequate protection” under Title 11 of the United States Code (the “Bankruptcy Code”). Furthermore, if a bankruptcy case were to be commenced under the Bankruptcy Code, we could be subject to claims, with respect to any payments made within 90 days prior to commencement of such a case, that we were insolvent at the time any such payments were made and that all or a portion of such payments, which could include repayments of amounts due under the Senior Notes, might be deemed to constitute a preference, under the Bankruptcy Code, and that such payments should be voided by the bankruptcy court and recovered from the recipients for the benefit of the entire bankruptcy estate. Also, in the event that we were to become a debtor in a bankruptcy case seeking reorganization or other relief under the Bankruptcy Code, a delay and/or substantial reduction in payment under the Senior Notes may otherwise occur. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under the Revolving Facility to avoid being in default. If we breach our covenants under the Revolving Facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the Revolving Facility, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.
Federal and state statutes could allow a court to void the Senior Notes or any of our subsidiaries' guarantees of the Senior Notes under fraudulent transfer laws and require noteholders to return payments received by us or the subsidiary guarantors to us or the subsidiary guarantors or to fund for the benefit of their respective creditors or subordinate the Senior Notes or the guarantees to other claims of us or the subsidiary guarantors.
Under the federal bankruptcy laws and comparable provisions of state fraudulent transfer laws, the Senior Notes or any of the guarantees thereof could be voided, or claims with respect to the Senior Notes or any of the guarantees could be subordinated to all other debts of GTI or the subsidiary guarantors. In addition, a bankruptcy court could void (i.e., cancel) any payments by GTI or the subsidiary guarantors pursuant to their guarantees and require those payments to be returned to GTI or the subsidiary guarantors or to a fund for the benefit of us or their respective creditors, or subordinate the Senior Notes or the guarantees to other claims of GTI or the subsidiary guarantors. The bankruptcy court might take these actions if it found, among other things, that GTI or the applicable subsidiary guarantor:

•	received less than reasonably equivalent value or fair consideration for the issuance of the Senior Notes or the incurrence of its guarantee; and

•	was (or was rendered) insolvent by such issuance or such incurrence;

•	was engaged or about to engage in a business or transaction for which its assets constituted unreasonably small capital to carry on its business;

•	intended to incur, or believed that it would incur, obligations beyond its ability to pay as the obligations matured; or

•	was a defendant in an action for money damages, or had a judgment for money damages docketed against it and, in either case, after final judgment, the judgment was unsatisfied.
A court would likely find that GTI or a subsidiary guarantor received less than fair consideration or reasonably equivalent value for the Senior Notes or its guarantee to the extent that it did not receive direct or indirect substantial benefit from the issuance of the Senior Notes or the incurrence of the guarantee. A court could also void the Senior Notes or any guarantee if it found that GTI or the subsidiary guarantor issued the Senior Notes or incurred the guarantee with actual intent to hinder, delay, or defraud any present or future creditors. Although courts in different jurisdictions measure solvency differently, in general, an entity would be deemed insolvent if the sum of its debts, including contingent and unliquidated debts, exceeds the fair value of its assets or if the present fair saleable value of its assets is less than the amount that would be required to pay the expected liability on its debts, including contingent and unliquidated debts, as they become due. We cannot predict what standard a court would apply in order to determine whether any of the Issuer or a subsidiary guarantor was insolvent as of the relevant date or whether, regardless of the method of valuation, a court would determine that the subsidiary guarantor was insolvent on that date, or whether a court would determine that the payments thereunder constituted fraudulent transfers or conveyances on other grounds. If the issuance of the Senior Notes or the incurrence of the guarantee is deemed to be a fraudulent transfer, it could be voided altogether, or it could be subordinated to all other debts of GTI or the subsidiary guarantor, as applicable. In such case, any payment by GTI or the applicable subsidiary guarantor pursuant to the Senior Notes or its guarantee could be required to be returned to us or the applicable subsidiary guarantor or to a fund for the benefit of our or their respective creditors. Moreover, in such a case a court could subordinate the Senior Notes or guarantees to other claims of us or the subsidiary guarantor. If a guarantee is voided or held unenforceable for any other reason, holders of the Senior Notes would cease to have a claim against the subsidiary guarantor based on the guarantee and would be creditors only of GTI and any subsidiary guarantor whose guarantee was not similarly voided or otherwise held unenforceable.
Each guarantee will contain a provision intended to limit the subsidiary guarantor's liability to the maximum amount that it could incur without rendering the incurrence of obligations under its guarantee a fraudulent transfer. This provision may not be effective to protect the guarantees from being voided or subordinated under fraudulent transfer or conveyance law.
To the extent that outstanding options to purchase shares of our common stock are exercised or other equity awards are granted under our incentive plans, the ownership interests of our other stockholders will be diluted.
We have issued in the past, and expect to issue in the future, stock options, restricted stock units and performance share award units to directors, executive officers and other key employees under our 2005 Long-Term Equity Incentive Plan and other benefit plans. Other holders of our common stock may experience dilution upon the exercise of options to purchase shares of our common stock, or the issuance of future equity awards, granted under these equity incentive plans.
Our stock price may be volatile due to the nature of our business as well as the nature of the securities markets, which could affect the value of an investment in our common stock.
Companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation which involves substantial costs and a diversion of those companies' management's attention and resources. Many factors may cause the market price for our common stock to decline or fluctuate, perhaps substantially, including:

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

Forward Looking Statements
This Report contains forward looking statements. In addition, we or our representatives have made or may make forward looking statements on telephone or conference calls, by webcasts or emails, in person, in presentations or written materials, or otherwise. These include statements about such matters as: expected future or targeted operational and financial performance; growth rates and future production and sales of products that incorporate or that are produced using our products; changes in production capacity in our operations and our competitors' or customers' operations and the utilization rates of that capacity; growth rates for, future prices and sales of, and demand for our products and our customers' products; costs of materials and production, including anticipated increases or decreases therein, our ability to pass on any such increases in our product prices or surcharges thereon, or customer or market demand to reduce our prices due to such decreases; changes in customer order patterns due to changes in economic conditions; productivity, business process and operational initiatives, and their impact on us; our position in markets we serve; financing and refinancing activities; investments and acquisitions that we have made or may make in the future and the performance of the businesses underlying such acquisitions and investments; employment and contributions of key personnel; employee relations and collective bargaining agreements covering many of our operations; tax rates; capital expenditures and their impact on us; nature and timing of restructuring charges and payments; stock repurchase activities; supply chain management; customer and supplier contractual provisions and related opportunities and issues; competitive activities; strategic plans and business projects; regional and global economic and industry market conditions, the timing and magnitude of changes in such conditions and the impact thereof; interest rate management activities; currency rate management activities; deleveraging activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, technology development and collaboration, investment, acquisition, venture, operational, tax, financial and capital projects; legal proceedings, contingencies, and environmental compliance including any regulatory initiatives with respect to greenhouse gas emissions which may be proposed; consulting projects; potential offerings, sales and other actions regarding debt or equity securities of us or our subsidiaries; and costs, working capital, revenues, business opportunities, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. The words “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “intend,” “should,” “would,” “could,” “target,” “goal,” “continue to,” “positioned to” and similar expressions, or the negatives thereof, identify some of these statements.
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

•
the possibility that a determination that we have failed to comply with one or more export controls or trade sanctions to which we are subject with respect to products or technology exported from the United States or other jurisdictions or the denial of export privileges to which our subsidiary, Fiber Materials Inc. (which we acquired in 2011), is subject could result in civil or criminal penalties, including imposition of significant fines, denial of export privileges and loss of revenues from certain customers;

•
the possibility that, for all of our product lines, capital improvement and expansion in our customers' operations and increases in demand for their products may not occur or may not occur at the rates that we anticipate or the demand for their products may decline, which may affect their demand for the products we sell or supply to them;

•	the possibility that continued global consolidation of the world's largest steel producers could impact our business or industry;

•
the possibility that average graphite electrode revenue per metric ton in the future may be different than current spot or market prices due to changes in product mix, changes in currency exchange rates, changes in competitive market conditions or other factors;

•	the possibility that price increases, adjustments or surcharges may not be realized or that price decreases may occur;

•	the possibility that current challenging economic conditions and economic demand reduction may continue to impact our revenues and costs;

•	the possibility that continuing uncertainty over U.S. fiscal policy may adversely affect global economic activity and demand for our products;

•	the possibility that the current debt crisis in certain European countries could cause the value of the euro to deteriorate, reducing the purchasing power of European customers;

•	the possibility that the European debt crisis could contribute to further instability in global credit markets and reduce demand for our products;

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

•
the possibility that (i) increases in prices for our raw materials (and the magnitude of such increases), (ii) global events that influence energy pricing and availability and (iii) increases in our energy needs, or other developments may adversely impact or offset our productivity and cost containment initiatives;

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

•
the possibility that reductions in customers' production, increases in competitors' capacity, competitive pressures, or other changes in other markets we serve may occur, which may impact demand for, prices of or unit and dollar volume sales of, our other products, or growth or profitability of our other product lines, or change our position in such markets;

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

•
the possibility that our provision for income taxes and effective income tax rate or cash tax rate may fluctuate significantly due to (i) changes in applicable tax rates or laws, (ii) changes in the sources of our income, (iii) changes in tax planning, (iv) new or changing interpretations of applicable regulations, (v) changes in profitability, (vi) changes in our estimate of our future ability to use foreign tax credits, and (vi) other factors;

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

•	the possibility of security breaches in the Company's information technology systems;

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

Item 1B.	Unresolved Staff Comments

•	Not applicable.

Item 2.	Properties
We currently operate the following facilities, which are owned or leased as indicated.

Location of Facility	Primary Use	Owned or Leased
U.S.

Biddeford, Maine (2 facilities)	Advanced Composite Materials Manufacturing (both)	Owned (both)

Presque Isle, Maine	Advanced Composite Materials Manufacturing	Leased

Columbus, Ohio	Advanced Composite Materials Warehousing Facility	Owned

Parma, Ohio	Corporate Headquarters, Technology Center, Testing Facility, Pilot Plant, Advanced Flexible Graphite Manufacturing Facility and Sales Office	Owned

Lakewood, Ohio	Advanced Electronics Technology Manufacturing Facility and Sales Office	Owned

Wadsworth, Ohio	Advanced Electronics Technology Manufacturing Facility	Owned

Emporium, Pennsylvania	Advanced Graphite Materials Manufacturing	Owned

St. Marys, Pennsylvania	Graphite Electrode Manufacturing Facility	Owned

Columbia, Tennessee	Advanced Graphite Materials and Refractory Products Manufacturing, Warehousing Facility and Sales Office	Owned

Lawrenceburg, Tennessee	Refractory Products Manufacturing Facility	Owned

Port Lavaca, Texas	Needle Coke Manufacturing Facility	Owned

Clarksburg, West Virginia	Advanced Graphite Materials Manufacturing Facility, Machine Shop and Sales Office	Owned

Europe

Calais, France	Graphite Electrode Manufacturing Facility	Owned

Notre Dame, France	Advanced Graphite Materials Machine Shop and Sales Office	Owned

Malonno, Italy	Advanced Graphite Materials Manufacturing and Machine Shop and Sales Office	Owned

Moscow, Russia	Sales Office	Leased

Vyazma, Russia	Graphite Electrode Machine Shop	Leased

Pamplona, Spain	Graphite Electrode Manufacturing Facility and Sales Office	Owned

Bussigny, Switzerland	Sales Office	Leased

Other International

Salvador Bahia, Brazil	Graphite Electrode and Advanced Graphite Materials Manufacturing Facility	Owned

Sao Paulo, Brazil	Sales Office	Leased

Beijing, China	Sales Office	Leased

Hong Kong, China	Sales Office	Leased

Shanghai, China	Sales Office	Leased

Monterrey, Mexico	Graphite Electrode Manufacturing Facility and Sales Office	Owned

Meyerton, South Africa	Graphite Electrode and Advanced Graphite Materials Manufacturing Facility and Sales Office	Owned
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

There is litigation pending in Brazil involving disputes arising out of the interpretation of certain collectively bargained wage increase provisions applicable in 1989 and 1990 to employers (including our subsidiary in Brazil) in the Bahia region of Brazil. We are not currently party to any of the litigation involving the interpretation of the wage increase provisions at issue; however, companies in Brazil have recently settled claims arising out of these provisions. While the most recent ruling on the subject by the Supreme Court of Brazil has held that such provisions are not enforceable, and thus employers are not liable for the wage increases claimed on behalf of employees, further proceedings are pending seeking to reverse that ruling and there have been changes in the composition of the Supreme Court in the interim. While we cannot predict the outcome of the pending proceedings, if the Supreme Court reverses its prior decision and declares the wage increase provisions enforceable, claims could be filed against our Brazilian subsidiary which could become substantial.

Item 4.	Mine Safety Disclosures

•	Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE under the trading symbol “GTI.” Our common stock is included in the Russell 1000 Index. The closing sale price of our common stock was $9.39 on December 31, 2012, the last trading day of our most recent fiscal year. The following table sets forth, for the periods indicated, the high and low closing sales price per share for our common stock as reported by the NYSE.

	High	Low
2011
First Quarter	$23.69	$19.40
Second Quarter	23.20	18.53
Third Quarter	22.37	12.53
Fourth Quarter	16.65	12.34
2012
First Quarter	$17.63	$11.60
Second Quarter	12.16	9.01
Third Quarter	11.43	8.58
Fourth Quarter	11.01	8.47
As of December 31, 2012, there were 192 holders of record of our common stock and, we estimate, 19,972 beneficial owners.
Dividend Policies and Restrictions

It is the current policy of our Board of Directors to retain earnings to finance strategic and other plans and programs, conduct business operations, fund acquisitions, meet obligations and repay debt. Any declaration and payment of cash dividends or repurchases of common stock will be subject to the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash requirements and future prospects, the limitations contained in the Revolving Facility and other factors deemed relevant by our Board of Directors. We did not pay any cash dividends in 2011 or 2012. We periodically review our dividend policy. At the present time, there are no plans for paying cash dividends in the near future.
GTI is a holding company that derives substantially all of its cash flow from issuances of its securities and the cash flows of its subsidiaries. Accordingly, GTI’s ability to pay dividends or repurchase common stock from cash flow from sources other than issuance of its securities is dependent upon the cash flows of its subsidiaries and the advance or distribution of those cash flows to GTI.
Under the Revolving Facility, in general, GTI is permitted to pay dividends and repurchase our common stock in an aggregate amount (cumulative from October 2011) up to $75 million (or $500 million, if certain leverage ratio requirements are satisfied), plus, each year, an aggregate amount equal to 50% of the consolidated net income in the prior year.

Repurchases

On December 13, 2011 our Board of Directors authorized a repurchase program for up to ten million shares of our common stock. All shares authorized under this program were repurchased in the open market during 2012. On July 24, 2012, our Board of Directors authorized a new repurchase program for up to an additional ten million shares to replace the recently completed program. Purchases under the new program may take place from time to time in the open market, or through privately negotiated transactions, as market, industry and economic conditions warrant.

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
During 2012, we repurchased approximately 10.1 million shares of our common stock at a total cost of $103.5 million, which resulted in a weighted average cost of $10.19 per share. During 2011, we repurchased approximately 2.1 million shares under previous share repurchase programs at a total cost of $32.1 million, which resulted in a weighted average cost of $14.70 per share.
The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2012	1,283	$10.22	—	10,000,000
November 1 through November 30, 2012	—	$—	—	10,000,000
December 1 through December 31, 2012	41,967	$8.97	—	10,000,000
Total/Average	43,250	$9.02	—	10,000,000

(1)	Purchases of vested restricted stock shares from employees to fund the payment of withholding taxes due upon the vesting or payment of stock awards.

Performance Graph

The following graph compares the 5-year total return provided to shareholders of our common stock to the cumulative total return of the Dow Jones Industrial Average and the Russell 1000 Index. An investment of $100 is assumed to have been made in our common stock and in each of the indexes on December 31, 2007 and its relative performance is tracked through December 31, 2012.

Item 6.	Selected Financial Data
The data set forth below should be read in conjunction with “Part I. Preliminary Notes-Important Terms”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$1,190,238	$659,044	$1,006,993	$1,320,184	$1,248,264
Income from continuing operations (a)	184,157	15,708	174,660	153,184	117,641
Basic earnings per common share:
Net income per share	$1.65	$0.13	$1.42	$1.06	$0.85
Weighted average common shares outstanding (in thousands)	111,447	119,707	122,621	145,156	138,552

Diluted earnings per common share:
Net income per share	$1.60	$0.13	$1.41	$1.05	$0.84
Weighted average common shares outstanding (in thousands)	119,039	120,733	123,453	146,402	139,700

Balance sheet data (at period end):
Total assets	$943,129	$892,608	$1,913,183	$2,168,366	$2,297,915
Other long-term obligations (b)	118,272	108,267	114,728	131,300	125,005
Total long-term debt	50,557	1,467	275,799	387,624	535,709
Other financial data:
Net cash provided by operating activities	$248,636	$170,329	$144,922	$76,597	$101,400
Net cash used in investing activities	(209,858)	(60,110)	(321,552)	(161,966)	(119,962)
Net cash (used in) provided by financing activities	(80,215)	(72,875)	138,240	85,461	24,112

(a)	Income by period includes (items listed are pre-tax in nature unless otherwise noted)
For the Year Ended December 31, 2008:

•	a $6.8 million loss on extinguishment on the repurchase of Redeemed Senior Notes,

•	a $4.1 million gain on derecognition of our former convertible Senior Debentures (“Debentures”),

•	a $9.0 million expense for the Make-Whole provision in connection with the derecognition of the Debentures,

•	a $22.1 million expense for our incentive compensation program,

•	a $2.8 million benefit to our income tax provision for tax holidays, exemptions, and credits in various jurisdictions,

•	a $34.5 million write down of our investment in a non-consolidated affiliate and our $1.7 million share of its losses, and

•	a $32.2 million loss for the MTM Adjustment for our pension and OPEB benefit plans.

For the Year Ended December 31, 2009:

•	a $52.8 million write down of our investment in a non-consolidated affiliate and our $2.7 million share of its losses,

•	a $4.3 million gain for the derecognition of our liability for Brazil excise tax,

•	a $1.0 million gain from the sale of our Caserta, Italy facility,

•	a $0.4 million loss on extinguishment on the repurchase of the remaining Redeemed Senior Notes outstanding,

•	a $5.1 million benefit to our income tax provision for tax holidays, exemptions, and credits in various jurisdictions,

•	a $22.8 million valuation allowance expense for deferred tax assets that might not be realized, and

•	a $1.7 million loss for the MTM Adjustment for our pension and OPEB benefit plans.

For the Year Ended December 31, 2010 (Seadrift and C/G are included in our Consolidated Financial Statements beginning as of December 1, 2010):

•	a $15.2 million expense for Seadrift and C/G acquisition-related costs,

•	a $4.9 million benefit from the equity in earnings of our then non-consolidated affiliate,

•	a $9.6 million gain from the acquisition of the remaining 81.1% equity interest in our previously non-consolidated affiliate,

•	a $16.8 million expense for our incentive compensation program,

•	a $4.8 million benefit to our income tax provision for tax holidays, exemptions, and credits in various jurisdictions,

•	a $30.3 million deferred tax asset valuation allowance release as a result of the 2010 acquisitions, and

•	a $7.4 million loss for the MTM Adjustment for our pension and OPEB benefit plans.

For the Year Ended December 31, 2011 (Micron Research Corporation and Fiber Materials, Inc. are included in our Consolidated Financial Statements beginning as of February 10, 2011 and November 1, 2011, respectively):

•	a $26.5 million income tax benefit primarily attributable to the release of valuation allowance for foreign tax credits carryforwards which are expected to be utilized in future years,

•	a non-cash interest charge of $10.0 million related to the amortization of the discount on the Senior Subordinated Notes,

•	a $23.0 million charge related to the amortization of acquired intangible assets,

•	a $9.0 million charge related to stock-based compensation during 2011, and

•	a $22.3 million loss for the MTM Adjustment for our pension and OPEB benefit plans, driven primarily by a decrease in the discount rate due to lower interest rates.
For the Year Ended December 31, 2012:

•	a $15.1 million charge related to our incentive compensation plans,

•	a non-cash interest charge of $10.7 million related to the amortization of the discount on the Senior Subordinated Notes,

•	a $22.3 million charge related to the amortization of acquired intangible assets,

•	a $9.6 million charge related to stock-based compensation during 2012, and

•	a $8.8 million loss for the MTM Adjustment for our pension and OPEB benefit plans, driven primarily by a decrease in the discount rate due to lower interest rates.

(b)	Represents pension and post-retirement benefits and related costs and miscellaneous other long-term obligations.
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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
2011
Net sales	$306,137	$320,231	$345,832	$347,984
Gross profit	72,935	75,159	92,744	83,708
Net income (a)	27,263	28,569	40,297	57,055
Basic earnings per common share	$0.19	$0.20	$0.28	$0.39
Diluted earnings per common share	$0.19	$0.20	$0.28	$0.39

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
2012
Net sales	$240,938	$315,611	$320,716	$370,999
Gross profit	66,931	84,377	79,986	84,510
Net income (b)	17,529	41,847	29,626	28,639
Basic earnings per common share	$0.12	$0.30	$0.22	$0.21
Diluted earnings per common share	$0.12	$0.29	$0.22	$0.21

(a)	Net income by quarter for 2011 includes the following:
First Quarter:

•	A loss of $0.6 million for currency losses due to the remeasurement of intercompany loans,

•	Income of $0.7 million resulting from the collection of an acquired account receivable at an amount in excess of its estimated fair value at the acquisition date, and

•	Amortization of acquired intangibles totaling $5.6 million.
Second Quarter:

•	Amortization of deferred major maintenance and repair costs totaling $0.4 million, and

•	Amortization of acquired intangibles totaling $5.6 million.
Third Quarter:

•	A loss of $1.2 million for currency losses due to the remeasurement of intercompany loans,

•	Amortization of deferred major maintenance and repair costs totaling $1.4 million, and

•	Amortization of acquired intangibles totaling $5.7 million.
Fourth Quarter:

•	Amortization of deferred major maintenance and repair costs totaling $1.4 million,

•	Amortization of acquired intangibles totaling $5.7 million,

•	A $26.5 million income tax benefit primarily attributable to the release of valuation allowance for foreign tax credits carryforwards which are expected to be utilized in future years, and

•	A loss of $22.3 million for the MTM Adjustment for our pension and OPEB benefit plans, driven primarily by a decrease in the discount rate due to lower interest rates.
(b) Net income by quarter for 2012 includes the following:
First Quarter:

•	Amortization of acquired intangibles totaling $5.6 million,

•	The roll off of hedge gains related to foreign currency and commodity derivatives of $3.5 million, and

•	Other income of $4.0 million of insurance reimbursement claims related to flood damages sustained at our Clarksburg, West Virginia facility in 2011.
Second Quarter:

•	A $10.5 million income tax benefit due to the release of valuation allowance, and

•	Amortization of acquired intangibles totaling $5.5 million.
Third Quarter:

•	Amortization of acquired intangibles totaling $5.5 million, and

•	The roll off of hedge gains related to foreign currency and commodity derivatives of $5.8 million.
Fourth Quarter:

•	A loss of $8.8 million for the MTM adjustment for our pension and OPEB benefit plans, driven primarily by a decrease in the discount rate due to lower interest rates,

•	Amortization of acquired intangibles totaling $5.5 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
Executive Summary

On November 30, 2010, we acquired Seadrift and C/G. As a result of these acquisitions, our results of operations and MD&A analysis for 2010 include one month of activity of Seadrift and C/G, compared to a full year of operations for 2011. In February 2011 and October 2011, we acquired Micron Research and FMI, respectively. They are included in our results of operations and MD&A analysis for 2011 from their respective acquisition dates, compared to a full year of operations for 2012.
While there was cautious optimism for the world economy coming into 2012, the global outlook began to deteriorate during the end of the first quarter, with subsequent reductions to global GDP estimates by the IMF throughout 2012, as a result of the slower than expected economic recovery and continued uncertainty in the European markets. According to the World Steel Association and other published reports, global steel production, excluding China, declined 0.4 percent in 2012. Steel production in the European Union decreased 4.6 percent during the same period. As a result, our Industrial Materials segment saw a decline in sales of 9%, despite increased pricing for graphite electrodes and needle coke products. Our Engineered Solutions segment saw a continuation of the decline in the solar markets that began in 2011. This decline was more than offset, however, by growth in our advanced consumer electronics products line which, along with the incremental revenue from the Micron Research and FMI acquisitions made in 2011, helped propel this segment to achieve record annual sales.
We have seven major product categories: graphite electrodes, refractory products, needle coke products, advanced graphite materials, advanced composite materials, advanced electronics technology and advanced materials.
Reportable Segments. Our businesses are reported in the following segments:

•	Industrial materials, which consists of graphite electrodes, refractory products and needle coke products.

•	Engineered Solutions, which includes advanced graphite materials, advanced composite materials, advanced electronics technology, and advanced materials.
Reference is made to the information under “Part I” for background information on our businesses, industry and related matters.
Global Economic Conditions and Outlook

2013 Outlook. We are impacted in varying degrees, both positively and negatively, as global, regional or country conditions fluctuate. Our discussions about market data and global economic conditions below are based on published industry accounts and statistics. Based on current International Monetary Fund (IMF) projections, the estimate for global GDP growth in 2013 is 3.5%, a slight downward revision from IMF's last projection in October 2012. The IMF notes that although global economies are expected to recover at a gradual pace, downside risks remain significant. The IMF highlights that recessionary conditions in Europe persist and that the Euro region continues to pose the largest downside risk to the global outlook. Emerging markets and developing economies are forecast to grow at a 5.5% rate in 2013, a gradual improvement from 2012.
According to the World Steel Association and other published reports, global steel production is expected to increase 3.2 percent in 2013. However, steel customer confidence and profitability remains low due to the continued economic uncertainty, particularly in Europe. Overall, we expect higher volumes in our Industrial Materials segment in 2013 due to a restocking of inventory and an improvement in steel production levels across our global customer base.
The graphite electrode market has become increasingly competitive with the addition of approximately 100,000 metric tons of capacity coming on line over the past year, of which approximately 65,000 metric tons are located in China. An estimated 130,000 metric tons of additional graphite electrode capacity expansions have also been announced, of which approximately 100,000 metric tons are located in China, and are projected to be operational in 2013/2014, although several of these announced projects may be postponed. These new additions have further exacerbated a challenging global graphite electrode industry, which already had excess capacity.
In the needle coke market, additional supply has come on line with the restart of a major Asian producer whose operations had been suspended for several months in 2012. This producer appears to be currently fully operational, resulting in additional available capacity in 2013
The graphite electrode and needle coke capacity additions described above are compounded further by a still recovering global economy and challenging steel market, in which many steel producers continue to struggle to achieve acceptable profitability levels. The modest improvement in the global economies and our steel end market, while encouraging, is not substantial enough to offset the negative impact of the graphite electrode and needle coke capacity additions. As a result, these factors are contributing to downward pricing pressure on both graphite electrodes and needle coke for 2013.
Looking forward, we believe that the excess graphite electrode capacity will be partially absorbed over time by growth in EAF steel production. Based on CRU International (an independent market research firm) and other estimates, it is anticipated that approximately 100 million metrics tons of new EAF capacity will come on line over the next five years.
In light of current economic conditions, we are further reducing overhead expense by means of additional rightsizing initiatives, hiring restrictions, suspension of 2013 salary merit increases and reductions in travel and other discretionary expenses. We have also reduced targeted capital expenditures from 2012 levels given the difficult operating environment. In our Industrial Materials segment, at the mid-point of our guidance range, capital expenditures are expected to be approximately $60 million, $5 million of which will be invested in product innovation to grow our competitive advantages. In our Engineered Solutions segment, we plan to invest approximately $45 million, of which $35 million will be growth capital to support increasing demand for products used in the advanced consumer electronics (OLED/LED/LCD displays, tablets, smartphones, eReaders) and energy (lithium ion batteries, LEDs, oil and gas) industries. These investments position our Company for future growth and support our target of double-digit revenue growth and operating income margin expansion for the segment in 2013. On a stand alone basis (excluding shared corporate allocations, interest and taxes), we expect the Engineered Solutions business will generate sufficient cash to fund its capital and other business investments in 2013.
The diversification that our Engineered Solutions business provides is expected to partially mitigate the challenging cyclical steel environment that we face. We anticipate solid top line growth and an improved margin profile in this segment as our Engineered Solutions product portfolio shifts to higher margin businesses. The first quarter of 2013 however will be negatively impacted by seasonally slower advanced consumer electronics sales and start up costs associated with investments to support future growth. As a result, operating income for the segment is anticipated to be comparable to the first quarter of 2012. For this segment, we expect double-digit revenue growth for the full year and operating income margins to be in the range of 13 percent to 15 percent in the second half of 2013.
We are targeting full year earnings before interest, taxes, depreciation and amortization and other (income) expense to be in the range of $175 million to $205 million. We expect that the first quarter will be our weakest, with earnings before interest, taxes, depreciation and amortization and other (income) expense targeted to be in the range of $30 million to $40 million. The first quarter of 2013 will be negatively impacted by seasonally lower graphite electrode volumes and higher cost inventory due to the carryover of third party needle coke acquired in 2012 and higher fixed cost absorption associated with lower graphite electrode utilization rates in the fourth quarter of 2012.
In the second half of 2013, we expect improved profitability due to higher sales in both business segments and lower costs in our Industrial Materials segment as we work off higher cost inventory and reflect lower fixed cost per unit of production as operating rates improve. We expect to exit the year with fourth quarter 2013 earnings before interest, taxes, depreciation and amortization and other (income) expense targeted to be in the range of $60 million to $70 million.
We are targeting cash flow from operations to be in the range of $150 million to $180 million in 2013, as we reduce inventory levels related to the third party wind-down agreement and further optimize our Seadrift facility.

Finally, we are targeting the effective tax rate to be in the range of 33 percent to 36 percent in 2013 as the tax benefit inherent in our operating model is reduced due to a less favorable mix of jurisdictional profitability. It is important to note, however, that our cash tax rate is estimated to be approximately 10 percentage points lower, or 23 percent to 26 percent, as we effectively utilize foreign tax credits.
In summary, our expectations for 2013 are as follows:

•	Earnings before interest, taxes, depreciation and amortization and other (income) expense targeted in the range of $175 million to $205 million;

•	Overhead expense (selling and administrative, and research and development expenses) of approximately $140 million;

•	Interest expense in the range of $35 million to $40 million;

•	Capital expenditures of approximately $90 million to $120 million;

•	Depreciation expense of approximately $90 million to $95 million;

•	An effective tax rate in the range of 33 percent to 36 percent;

•	Cash flow from operations in the range of $150 million to $180 million; and

•	Fully diluted share count of approximately 136 million shares.

Our outlook could be significantly affected by, among other things, factors described under "Item 1A - Risk Factors" and "Item 1A - Forward Looking Statements" in this report.
Financing Transactions

On November 20, 2012, GrafTech International Ltd. (the “Company”) entered into an indenture dated November 20, 2012 (the “Indenture”) among the Company, certain domestic subsidiaries of the Company party thereto and U.S. Bank National Association, as trustee (the “Trustee”). The Company issued $300 million principal amount of 6.375% Senior Notes due 2020. These Senior Notes are the Company's senior unsecured obligations and rank pari passu with all of the Company's existing and future senior unsecured indebtedness. The Senior Notes are guaranteed on a senior unsecured basis by each of the Company's existing and future subsidiaries that guarantee certain other indebtedness of the Company or another guarantor.

The Senior Notes bear interest at a rate of 6.375% per year, payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2013. Interest will accrue from November 20, 2012. The Senior Notes mature on November 15, 2020.

The Company is entitled to redeem some or all of the Senior Notes at any time on or after November 15, 2016, at the redemption prices set forth in the Indenture. In addition, prior to November 15, 2016, the Company may redeem some or all of the Senior Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make whole” premium determined as set forth in the Indenture. The Company is also entitled to redeem up to 35% of the aggregate principal amount of the Senior Notes before November 15, 2015 with the net proceeds from certain equity offerings at a redemption price of 106.375% of the principal amount plus accrued and unpaid interest, if any.

If, prior to maturity, a change in control (as defined in the Indenture) of the Company occurs and thereafter certain downgrades of the ratings of the Senior Notes as specified in the Indenture occur, the Company will be required to offer to repurchase any or all of the Senior Notes at a repurchase price equal to 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest.

The Indenture also contains covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to: (i) create liens or use assets as security in other transactions; (ii) engage in certain sale/leaseback transactions; and (iii) merge, consolidate or sell, transfer, lease or dispose of substantially all of their assets.

The Indenture also contains customary events of default, including (i) failure to pay principal or interest on the Senior Notes when due and payable, (ii) failure to comply with covenants or agreements in the Indenture or the Senior Notes which failures are not cured or waived as provided in the Indenture, (iii) failure to pay indebtedness of the Company, any Subsidiary Guarantor or Significant Subsidiary (as defined in the Indenture) within any applicable grace period after maturity or acceleration and the total amount of such indebtedness unpaid or accelerated exceeds $50.0 million, (iv) certain events of bankruptcy, insolvency, or reorganization, (v) failure to pay any judgment or decree for an amount in excess of $50.0 million against the Company, any Subsidiary Guarantor or any Significant Subsidiary that is not discharged, waived or stayed as provided in the Indenture, (vi) cessation of any subsidiary guarantee to be in full force and effect or denial or disaffirmance by any Subsidiary Guarantor of its obligations under its subsidiary guarantee, and (vii) a default under the Company's Senior Subordinated Notes. In the case of an event of default, the principal amount of the Senior Notes plus accrued and unpaid interest may be accelerated.

The offering of the Senior Notes was not registered under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities laws or blue sky laws, but the Company has agreed to file a registration statement under the Securities Act to permit the exchange of the Senior Notes for new registered notes of the Company having terms substantially identical to the Senior Notes. Under certain circumstances, the Company may also be required to file a shelf registration statement under the Securities Act to register the resale of the Notes by certain holders thereof. If the Company fails to comply with certain of these obligations, the Company will be required to pay additional interest to the holders of the Senior Notes until it does comply.
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
The financial covenants require us to maintain a minimum cash interest coverage ratio of 3.00 to 1.00 and a maximum senior secured leverage ratio of 2.25 to 1.00, subject to adjustment for certain events. As of December 31, 2012, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable.
Under the Revolving Facility we have additional flexibility for investments, capital expenditures, acquisitions and restricted payments and we can issue letters of credit under the Revolving Credit Facility in an amount not to exceed $50 million. We are permitted to pay dividends and repurchase our common stock in an aggregate amount (cumulative from October 2011) up to $75 million (or $500 million, if certain leverage ratio requirements are satisfied), plus, each year, an aggregate amount equal to 50% of the consolidated net income in the prior year.
As of December 31, 2012, we had outstanding borrowings of $74.5 million and outstanding letters of credit of $8.8 million under this Revolving Facility.
On November 30, 2010, in connection with the acquisitions of Seadrift and C/G, we issued Senior Subordinated Notes for an aggregate total face amount of $200 million. These Senior Subordinated Notes are non-interest bearing and mature in 2015. Because the Senior Subordinated Notes are non-interest bearing, we were required to record them at their present value (determined using an interest rate of 7%). The difference between the face amount of the Senior Subordinated Notes and their present value is recorded as debt discount. The debt discount will be amortized to income using the interest method, over the life of the Senior Subordinated Notes. The loan balance, net of unamortized discount, was $164.2 million at December 31, 2012 and will be $200.0 million at maturity in 2005.
During 2008, we entered into a supply chain financing arrangement, as discussed in more detail under “Liquidity and Capital Resources,” below. Our purchases of inventory under this arrangement were $169.1 million in 2011 and $189.5 million in 2012.
On occasion we sell accounts receivable without recourse to a third party. We did not sell any receivables during 2011 or 2012. See “Liquidity and Capital Resources” below for further discussion.
Realizability of Net Deferred Tax Assets and Valuation Allowances

At December 31, 2012 we had $136.4 million of gross deferred income tax assets, of which $26.3 million required a valuation allowance. In addition, we had $135.5 million of gross deferred income tax liabilities. Our valuation allowance means that we do not believe that these assets are more likely than not to be realized. Until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets, income tax benefits in each current period will be fully reserved.
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
Customer Base

We are a global company and sell our products in every major geographic market. Sales of these products to buyers outside the U.S. accounted for about 80% in 2010, 73% in 2011, and 70% in 2012. In 2012, three of our ten largest customers were based in the United States, three in Europe, and one each in Korea, China, Africa, and India, however, all are multi-national operations.
In 2012, eight of our ten largest customers were purchasers of our Industrial Materials products. No single customer or group of affiliated customers accounted for more than 10% of our net sales in 2012.
Results of Operations and Segment Review

2012. While there was cautious optimism for the world economy coming into 2012, the global outlook began to deteriorate during the first quarter, with subsequent reductions to global GDP estimates by the IMF throughout 2012, as a result of the slower than expected economic recovery and continued uncertainty in the European markets. According to the World Steel Association and other published reports, global steel production, excluding China, declined 0.4 percent in 2012. Steel production in the European Union decreased 4.6 percent during the same period. As a result, our Industrial Materials segment saw a decline in sales of 9%, despite increased pricing for graphite electrodes and needle coke products. Our Engineered Solutions segment saw a continuation of the decline in the solar markets that began in 2011. This decline was more than offset, however, by growth in our advanced consumer electronics products line which, along with the incremental revenue from the Micron Research and FMI acquisitions made in 2011, helped propel this segment to achieve the highest net sales in our Company's history.

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
On November 30, 2010, we consummated the acquisitions of Seadrift, a needle coke manufacturer, and C/G, a producer of graphite electrodes and related products, pursuant to the April 28, 2010 agreements and plans of merger, as described further in Note 2, “Acquisitions” of the Notes to the Consolidated Financial Statements. The consideration paid to the former owners of Seadrift and C/G aggregated $936.7 million and consisted of cash, shares of our common stock and Senior Subordinated Notes. These businesses are now incorporated into our existing Industrial Materials segment. With the acquisition of Seadrift we added another major product category, needle coke products, to the Industrial Materials segment. The analysis below includes the results of operations for Seadrift and C/G for the month of December 2010.
Pursuant to the Seadrift acquisition, we acquired from the equity holders of Seadrift the 81.1% of the equity interests in Seadrift that we did not already own. Seadrift is one of the world’s largest manufacturers of petroleum-based needle coke and owns the world’s only known stand-alone petroleum-based needle coke plant, located in Port Lavaca, Texas. In addition to calcined needle coke, the plant produces naphtha, gas oil and electricity as by-products.
For further discussion on the acquisitions see Note 2, “Acquisitions” of the Notes to the Consolidated Financial Statements.

The tables presented in our year-over-year comparisons summarize our consolidated statements of income and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the years ended December 31, 2010, 2011, and 2012.

Results of Operations for 2012 as Compared to 2011
The tables presented in our period-over-period comparisons summarize our consolidated statements of income and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the year ended December 31, 2011 and 2012. Throughout our MD&A, changes that are less than 5% or less than $1.0 million, may be deemed not meaningful and excluded from the discussion.

	For the Year Ended
	December 31,		Increase	%
(in thousands, except per share data and % change)	2011	2012	(Decrease)	Change
Net sales	$1,320,184	$1,248,264	$(71,920)	(5)%
Cost of sales	995,638	932,460	(63,178)	(6)%
Gross profit	324,546	315,804	(8,742)	(3)%
Research and development	13,976	13,796	(180)	(1)%
Selling and administrative expenses	144,561	145,540	979	1%
Operating income	166,009	156,468	(9,541)	(6)%
Other expense (income), net	4,835	(1,005)	(5,840)	(121)%
Interest expense	18,307	23,247	4,940	27%
Interest income	(424)	(261)	163	(38)%
Income before provision for income taxes	143,291	134,487	(8,804)	(6)%
(Benefit) provision for income taxes	(9,893)	16,846	26,739	(270)%
Net income	$153,184	$117,641	$(35,543)	(23)%
Basic income per common share:	$1.06	$0.85	$(0.21)
Diluted income per common share:	$1.05	$0.84	$(0.21)
Net sales, by operating segment for the year ended December 31, 2011 and 2012 were:

	For the Year Ended December 31,		Increase	%
(in thousands, except per % change)	2011	2012	(Decrease)	Change
Industrial Materials	$1,132,194	$1,025,571	$(106,623)	(9)%
Engineered Solutions	187,990	222,693	34,703	18%
Total net sales	$1,320,184	$1,248,264	$(71,920)	(5)%
An analysis of the components of change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	(17)%	9%	(1)%	(9)%
Engineered Solutions	12%	7%	(1)%	18%

Net sales. Net sales for our Industrial Materials segment decreased to $1,025.6 million in 2012 compared to net sales of $1,132.2 million in 2011. This decrease was primarily the result of lower sales volumes for both graphite electrodes and needle coke in the face of a difficult economic environment, particularly in European markets. These volume decreases were partially offset by higher realized prices in 2012 compared to 2011. The weighted average selling price, excluding currency impacts, of our melter and non-melter electrodes for the year ended December 31, 2012 increased approximately 10% as compared to the average price in 2011. We continue to focus on maximizing the profitability of our global production platform; however we are experiencing downward pricing pressure on both graphite electrodes and needle coke for 2013.
Net sales for our Engineered Solutions segment increased to $222.7 million in 2012, compared to net sales of $188.0 million in 2011. This increase was primarily driven by continued growth in sales of our advanced consumer electronics products and a more favorable product mix, as we continue to penetrate high-growth end markets with attractive margin profiles. This increase was partially offset by the decline in sales of our advanced graphite material products to the solar market.
Cost of sales. During 2012, we experienced decreases in cost of sales of $63.2 million as a result of lower sales volumes in our Industrial Materials segment, primarily related to graphite electrodes. Further decreasing cost of sales in 2012 was the favorable impact of foreign currency compared to 2011 and a reduction in the year-over-year MTM Adjustment of $6.3 million ($11.0 million in 2011; $6.3 million in 2012). The MTM adjustment in both 2011 and 2012 was driven by a decline in discount rates used in the valuation of net pension and post-retirement obligations. Costs of sales in 2012 also benefited from the consumption during the first half for 2012 of inventories on hand at 2011 year-end. That inventory carried lower raw material costs and overhead absorption rates. The impact of this benefit was partially offset by the flow through of inventory carrying higher raw material costs and absorption rates in the third and fourth quarters of 2012. We anticipate that the impact of higher raw material costs and overhead absorption rates will continue to negatively impact our costs into 2013. These net decreases in cost of sales for our Industrial Materials segment were partially offset by higher costs associated with volume increases in our Engineered Solutions segment.
Selling and administrative expenses. Selling and administrative expenses remained relatively flat (a $1.0 million increase) in 2012 compared to 2011. Increases in incentive compensation expense and selling and administrative costs resulting from acquisitions was largely offset by the reduction in pension mark-to-market charges in 2012 compared to 2011. The MTM adjustment in both 2011 and 2012 was driven by a decline in discount rates used in the valuation of net pension and post-retirement obligations.
Other expense (income), net. During 2012, we received $4.0 million of insurance reimbursements for claims made related to flood damages incurred at our Clarksburg, West Virginia facility during 2011. Additionally, as a result of the remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities, there was a $0.6 million gain during 2012, compared to a $2.6 million loss during 2011.
Interest expense. Interest expense increased $4.9 million in 2012 as a result of higher debt levels compared to 2011. The higher debt levels were incurred to principally support the share repurchase program, capital expenditures and working capital increases. We expect interest expense in 2013 to be approximately $12.0 - $17.0 million higher than 2012 primarily as a result of the issuance of the Senior Notes during the fourth quarter of 2012.
Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for 2011 and 2012:

	For the Year Ended
	December 31,
	2011	2012
	(Dollars in thousands)
Industrial Materials	$158,547	$143,268
Engineered Solutions	7,462	13,200
Total segment operating income	$166,009	$156,468
The percentage relationship of cost of operations to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	For the Year Ended
	December 31,
	(Percentage of sales)
	2011	2012	Change
Industrial Materials	86%	86%	—%
Engineered Solutions	96%	94%	(2)%

Segment operating costs and expenses as a percentage of sales for Industrial Materials remained flat at 86% in 2012. Favorable foreign currency impacts decreased operating expenses in 2012 compared to 2011, although these decreases were largely offset by the flow through, principally during the second half of 2012, of higher raw material costs and overhead absorption rates in 2012 compared to 2011. We expect operating expenses in 2013 to continue to be negatively impacted by the flow through of higher raw material costs and lower overhead absorption rates as we consume higher cost raw materials inventories remaining on hand.
 Segment operating costs and expenses as a percentage of sales for Engineered Solutions decreased from 96% in 2011 to 94% in 2012. Operating expenses decreased as a percentage of sales due primarily to a favorable change in product mix, as advanced composite materials and advanced electronics technologies contributed a larger percentage of overall Engineered Solutions sales.
 Provision for income taxes. The following table summarizes the expense for income taxes in 2011 and 2012:

	For the Twelve Months Ended
	December 31,
	2011	2012
	(Dollars in thousands)
Tax (benefit) expense	$(9,893)	$16,846
Pretax income	$143,291	$134,487
Effective tax rates	(6.9)%	12.5%

Our net unrecognized tax benefits decreased by $8.1 million during 2012, primarily related to the resolution of uncertain tax positions from prior years, which had a favorable impact on our effective tax rate. We also recorded tax credits relating to prior years in support of our research and development efforts of high-tech Engineered Solutions products, which positively impacted the tax rate for the year. In addition, the year to date effective tax rate differs from the U.S statutory rate of 35% due to jurisdictional mix of income.

Based on forecasted 2013 results, we expect an increased effective tax rate in the range of 33% to 36% in 2013 as a direct result of the decreased profitability and the resulting jurisdictional mix.

Results of Operations for 2011 as Compared to 2010

(in thousands, except per share data and % change)	2010	2011	Increase (Decrease)	% Change
Net sales	$1,006,993	$1,320,184	$313,191	31%
Cost of sales	717,742	995,638	277,896	39%
Gross profit	289,251	324,546	35,295	12%
Research and development	12,202	13,976	1,774	15%
Selling and administrative expenses	119,009	144,561	25,552	21%
Operating income	158,040	166,009	7,969	5%
Equity in earnings of, write-down of investment in and gain recorded on non-consolidated affiliate	(14,500)	—	14,500	(100)%
Other (income) expense, net	(4,768)	4,835	9,603	(201)%
Interest expense	5,076	18,307	13,231	261%
Interest income	(1,333)	(424)	909	(68)%
Income before provision for income taxes	173,565	143,291	(30,274)	(17)%
(Benefit) provision for income taxes	(1,095)	(9,893)	(8,798)	803%
Net income	$174,660	$153,184	$(21,476)	(12)%
Basic income per common share	$1.42	$1.06	$(0.36)
Diluted income per common share	$1.41	$1.05	$(0.36)

Net sales. Net sales by operating segment for the years ended December 31, 2010 and 2011 were:

(in thousands, except per share data and % change)

	2010	2011	Increase	% Change
Industrial materials	$833,892	$1,132,194	$298,302	36%
Engineered solutions	173,101	187,990	14,889	9%
Total net sales	$1,006,993	$1,320,184	$313,191	31%
We experienced higher sales for both of our operating segments in 2011. Our Industrial Materials operating segment had increased sales primarily due to the inclusion of Seadrift and C/G for the full year in 2011, which contributed approximately $198.0 million of sales in 2011. Our Engineered Solutions segment had sales increases, primarily due to increased volumes of Electronic Thermal Management (“ETM”) products.

Our analysis of the percentage change in net sales from 2010 to 2011 for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	39%	(5)%	2%	36%
Engineered Solutions	6%	2%	1%	9%

Net sales. Sales for the Industrial Materials segment increased significantly in 2011 when compared to 2010 due to higher graphite electrode sales volume, as well as the inclusion of needle coke products for all of 2011, compared to only one month in 2010. Partially offsetting this increased demand, the weighted average selling price of our melter and non-melter graphite electrodes decreased by approximately 2%, exclusive of currency impacts, in 2011 when compared to 2010. Our Engineered Solutions segment also saw an increase in volumes, in 2011, coupled with a favorable product mix due to increased ETM sales.
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
Interest expense. Interest expense increased $13.2 million in 2011 compared to 2010, driven primarily by the amortization of the discount recorded with the issuance of the Senior Subordinated Notes. This amortization totaled $10.0 million in 2011, compared to $0.8 million in 2010. Interest incurred on the Revolving Facility increased $4.8 in million in 2011 as a result of higher debt balances throughout the year.
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
Segment operating costs and expenses as a percentage of sales for Industrial Materials increased three percentage points, which resulted from an increase of $280.0 million in total operating costs and expenses year over year. The increase was primarily a result of volume increases (including the effect of the additional volume from the acquisitions) of $182.5 million, higher production costs of $55.6 million, and unfavorable currency exchange of $17.4 million. The amortization of intangibles from the 2010 acquisitions of Seadrift and St. Marys caused $20.6 million of additional expense in 2011 compared to 2010. Further, the MTM adjustment related to our Industrial Materials segment, including the allocation of the corporate MTM, increased $6.4 million in 2011 compared to 2010.
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

Provision for income taxes.
The following table summarizes the (benefit) for income taxes for the years ended December 31, 2010 and 2011:

	For the Year Ended December 31
	2010	2011
	(Dollars in thousands)
Tax (Benefit)	$(1,095)	$(9,893)
Pretax Income	$173,565	$143,291
Effective Tax Rates	(0.6)%	(6.9)%
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
During 2011, the average exchange rate of the Brazilian real, the euro, the South African rand and the Japanese yen to the U.S. dollar increased by 5%, 5%, 1%, and 10%, respectively. During 2012, the average exchange rate of the Brazilian real, the euro, the South African rand and the Japanese yen to the U.S. dollar decreased by 14%, 7%, 12%, and 1%, respectively.
For net sales of industrial materials, the impact of these events was a decrease of $20.4 million in 2010, an increase of $16.1 million in 2011, and a decrease of $15.2 million in 2012. For the cost of industrial materials, the impact of these events was an increase of $9.3 million in 2010, an increase of $17.4 million in 2011 and a decrease of $28.5 million in 2012.
As part of our cash management, we have intercompany loans between some of our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Income.
We had a net total currency gain of $6.2 million in 2010, and a net total currency loss of $2.6 million in 2011 and a net currency gain of $0.6 million in 2012 due to the remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities.
We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by changes in currency exchange rates, as described under “Item 7A–Quantitative and Qualitative Disclosures about Market Risks.”
Liquidity and Capital Resources
We believe that we have adequate liquidity to meet all of our present needs. Disruptions in the U.S. and international financial markets, however, could adversely affect our liquidity and the cost and availability of financing to us in the future. As of December 31, 2012 we had cash and cash equivalents of $17.3 million, long-term debt of $535.7 million, short-term debt of $8.4 million and stockholder’s equity of $1,350 million. We also had $468 million of unused borrowing capacity under the Revolving facility (after considering financial covenants restrictions and the outstanding letters of credit of approximately $8.8 million). As a part of our cash management activities, we manage accounts receivable credit risk, collections, and accounts payable vendor terms to maximize our free cash at any given time and minimize accounts receivable losses.
Our sources of funds have consisted principally of cash flow from operations and debt including our Revolving Facility. Our uses of those funds (other than for operations) have consisted principally of capital expenditures, the repurchase of common shares outstanding, cash paid for acquisitions and associated expenses and debt reduction payments and other obligations.
We have a supply chain financing arrangement with a financing party that provides additional working capital liquidity of up to $50 million. Under this arrangement, we essentially assigned our rights to purchase needle coke from a third-party supplier to the financing party. The financing party purchases the product from our supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment to the financing party for this needle coke includes a mark-up (the “Mark-Up”). The Mark-Up is subject to quarterly reviews. In effect, we have a longer period of time to pay the financing party than by purchasing directly from the supplier which helps us maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. For 2012, the Mark-Up was based on 2 month LIBOR plus a margin of 2.25%. We purchased approximately $169.1 million and $189.5 million of inventory under this arrangement in 2011 and 2012, respectively and incurred a Mark-Up of approximately $1.0 million during 2011 and $0.6 million during 2012.
In the event that operating cash flow and the financing of needle coke purchases fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our Revolving Facility.
We use cash flow from operations, funds from supply chain financing, and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as well as cash on hand as our primary sources of liquidity. The Revolving Facility is secured, and provides for maximum borrowings of up to $570 million including a letter of credit sub-facility of up to $50 million and is subject to certain conditions (including a maximum senior secured leverage ratio test). The Revolving Facility matures in October 2016. As of December 31, 2012, we had outstanding borrowings drawn from the Revolving Facility of $74.5 million and outstanding letters of credit of $8.8 million. On October 29, 2012, we amended the Revolving Facility to permit the issuance and guarantee of the Senior Notes, as well as to permit us to loan the proceeds of the Senior Notes to GrafTech Finance and Luxembourg Holdco so that they can repay amounts outstanding under the Revolving Facility, and to permit those entities to repay the intercompany loans to us in order to fund payments on the Senior Notes and certain other indebtedness. In addition, we amended the Revolving Facility to permit acquisitions (and related intercompany loans to fund such acquisitions) in the aggregate amount of $400.0 million, in addition to those already permitted by the Revolving Facility and to increase to $400.0 million the amount of debt we incur under our general debt basket, to the extent we meet certain financial ratios.

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
On April 20, 2012, we amended and restated our Credit Agreement for the sole purpose of reflecting a change in the structure of our European operations and the addition of two new European subsidiaries as parties to the Agreement. The restatement did not otherwise effect any changes to the financial terms or covenants of the Revolving Facility. As described above, on October 29, 2012, we amended the Credit Agreement to permit the issuance of the Senior Notes, among other things.
As of December 31, 2012, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable. These covenants include maintaining a cash minimum interest coverage ratio of at least 3.00 to 1.00 and a maximum senior secured leverage ratio of 2.25 to 1.00, which are measured based on a rolling average of the prior four quarters. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants through 2013. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.
As of December 31, 2012, approximately 86% of our debt consists of fixed rate or zero interest rate obligations compared to 39% as of December 31, 2011.
Long-Term Contractual, Commercial and Other Obligations and Commitments. The following tables summarize our long-term contractual obligations and other commercial commitments as of December 31, 2012.

	Payments Due by Year Ending December 31,
	Total	2013	2014-2015	2016-2017	2018+
	(Dollars in thousands)
Contractual and Other Obligations
Long-term debt	$535,709	$239	$164,696	$70,049	$300,725
Leases	6,087	2,808	2,501	778	—
Purchase obligations (a)	142,549	142,549	—	—	—
Total contractual obligations	684,345	145,596	167,197	70,827	300,725
Postretirement, pension and related benefits (b)	101,405	12,277	25,437	24,086	39,605
Other long-term obligations	11,859	3,826	5,285	712	2,036
Uncertain income tax provisions	9,769	6,322	265	2,532	650
Total contractual and other obligations (a)(b)	$807,378	$168,021	$198,184	$98,157	$343,016
Other Commercial Commitments
Letters of credit (c)	$8,813	$7,062	$1,751	$—	$—
Guarantees	1,028	1,028	—	—	—
Total other commercial commitments	$9,841	$8,090	$1,751	$—	$—

(a)	Based on the estimated timing of deliveries under supply contracts.

(b)	Represents estimated postretirement, pension and related benefits obligations based on actuarial calculations.

(c)	Letters of credit of $8.8 million are issued under the Revolving Facility.

Cash Flow and Plans to Manage Liquidity. Typically, our cash flow fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of capital expenditures, acquisitions, stock repurchases and other factors.

Certain of our obligations could have material impact on our liquidity. Cash flow from operations and from financing activities services payment of our obligations, thereby reducing funds available to us for other purposes. As of December 31, 2012 we had $468 million of unused borrowing capacity under the Revolving facility (after considering financial covenants restrictions and the outstanding letters of credit of approximately $8.8 million). Continued volatility in the global economy may require additional borrowings under our Revolving Facility, if our supply chain financing arrangement is terminated. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn could significantly negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.
Based on expected operating results and expected cash flows, we expect to be in compliance with our existing financial covenants in 2013.
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

In 2010 and 2011, we invested more normal levels of capital to fulfill our maintenance requirements at existing facilities. We also initiated, at our Seadrift and St. Marys facilities, increased maintenance capital expenditures to bring these facilities in line with our quality and safety standards, which resulted in an increase of capital expenditures compared to historic levels. In 2010, we began to meaningfully invest in our Engineered Solutions segment, in order to be able to produce new products and technologies that were developed and commercialized by our global R&D and commercial teams. These investments helped propel Engineered Solutions' net sales to a record level of $222.7 million for 2012. Further, we believe our investment in Engineered Solutions positions us for future growth.  For 2012, maintenance capital expenditures were approximately $82 million and growth capital expenditures were approximately $47 million, with a majority of the growth capital related to our Engineered Solutions segment. For 2013, in our Industrial Materials segment, at the mid-point of our guidance range, capital expenditures are expected to be approximately $60 million, $5 million of which will be invested in product innovation to grow our competitive advantages. In our Engineered Solutions segment, we plan to invest approximately $45 million, of which $35 million will be growth capital to support increasing demand for products used in the advanced consumer electronics (OLED/LED/LCD displays, tablets, smartphones, eReaders) and energy (lithium ion batteries, LEDs, oil and gas) industries.

We had positive cash flow from operating activities during 2010, 2011 and 2012. Although the global economic environment experienced significant swings in these periods, our working capital management and cost-control initiatives allowed us to remain operating cash flow positive in both times of declining and improving operating results.
During 2012, we repurchased 10 million shares of our common stock at an aggregate cost of $101.7 million, completing the previously announced share repurchase program of our common stock approved by our Board of Directors in December 2011. On July 24, 2012, our Board of Directors authorized a new repurchase program for up to ten million shares to replace the completed program. Purchases under the new program may take place from time to time in the open market, or through privately negotiated transactions, as market, industry and economic conditions warrant. No shares have been purchased through this new repurchase program.
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

Off-Balance Sheet Arrangements and Commitments. We have not undertaken or been a party to any material off-balance-sheet financing arrangements or other commitments (including non-exchange traded contracts), other than:

•	Notional amount of foreign exchange and commodity contracts

•	Commitments under non-cancelable operating leases that, as of December 31, 2011, totaled no more than $1.3 million in each year and $2.8 million in the aggregate and as of December 31, 2012.

•	Letters of credit outstanding under our Revolving Facility of $8.8 million as of December 31, 2012.

We are not affiliated with or related to any special purpose entity other than GrafTech Finance, our wholly-owned and consolidated finance subsidiary.
Cash Flows.

The following is a discussion of our cash flow activities:

	Years Ended December 31,
	2010	2011	2012
	(Dollars in millions)
Cash flow provided by (used in):
Operating activities	$144.9	$76.6	$101.4
Investing activities	(321.6)	(162.0)	(120.0)
Financing activities	138.2	85.5	24.1
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

•
Changes in operating short and long-term assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations

During 2012, operating cashflow increased by $24.4 million compared to the operating cash flow of 2011. Although inventories grew throughout the year, due in part to a contractually-obligated purchase of raw materials, the increase in 2012 was approximately $43.6 million lower than the inventory increase in 2011, as we took actions to right size our operations to better align with customer demand. Similarly, our accounts receivable balance grew in 2012, but the amount of the increase was approximately $59.7 million lower than in 2011.
The net impact of the changes in working capital (operating assets and liabilities), which are discussed in more detail below, include the impact of changes in: receivables, inventories, prepaid expenses, accounts payable, accrued liabilities, interest payable, and payments of other current liabilities. We continue to maximize our operating cash flows by focusing on those working capital items that are most directly affected by changes in sales volume, such as accounts receivable, inventories and accounts payable.
In 2012, changes in working capital resulted in a net use of funds of $106.2 million which was impacted by:

•	use of funds of $5.6 million from the increase in accounts receivable, which was due primarily to increased sales volumes at the end of the period;

•
use of funds for inventories of $67.3 million primarily due to increased volumes on hand resulting from lower sales volumes driven by reduced demand for our products coupled with contractually obligated raw material purchases; and

•	use of funds of $32.8 million from a decrease in accounts payable and accruals, primarily tax driven, through normal operations.
In 2011, changes in working capital resulted in a net use of funds of $142.6 million which was impacted by:

•	use of funds of $68.5 million from the increase in accounts receivable, which was due primarily to anticipated increases in sales volumes;

•	use of funds for inventories of $111.4 million primarily due to the increased sales volume; and

•	source of funds of $39.4 million from an increase in accounts payable and accruals, primarily tax driven, through normal operations and inventory purchases.
Operating cash flow also included cash outflows of $7.6 million for contributions to pension and post retirement plans.
In 2010, changes in working capital resulted in a net use of funds of $41.8 million which was impacted by:

•	use of funds of $40.9 million from the increase in accounts receivable, including the effect of factoring for $1.1 million, which was due primarily to anticipated increases in sales volumes;

•	use of funds for inventories of $13.6 million primarily due to the increased sales volume; and

•	source of funds of $15.0 million from an increase in accounts payable and accruals through normal operations and inventory purchases.
Other items that affected our operating cash flow included cash outflows of $3.2 million for contributions to pension and post retirement plans, and $15.2 million of customary acquisition related expenses.

Investing Activities.

Net cash used in investing activities was $120.0 million in 2012 and included:

•	capital expenditures of $127.7 million; and

•	cash inflows of $7.6 million related to proceeds from derivative instruments.

Net cash used in investing activities was $162.0 million in 2011 and included:

•	cash paid for the acquisitions of Micron Research and FMI of $20.5 million;

•	capital expenditures of $156.6 million; and

•	cash inflows of $14.4 million related to proceeds from derivative instruments.

Net cash used in investing activities was $321.6 million in 2010 and included:

•	cash outflow of $241.2 million, paid to shareholders of Seadrift and C/G net of cash acquired of $8.2 million;

•	capital expenditures of $86.0 million; and

•	proceeds of $6.0 million received as a result of the repayment of our loan to Seadrift.
Financing Activities.

Net cash flow provided by financing activities was $24.1 million in 2012 and included:

•	proceeds from our Senior Note issuance of $300.0 million;

•	net payments on our Revolving Facility of $162.5 million;

•	cash outflows of $103.4 million related to the repurchase of treasury shares; and

•	cash paid for refinancing fees and debt issuance costs of $6.4 million.

Net cash flow provided by financing activities was $85.5 million in 2011 and included:

•	net borrowings under our Revolving Facility of $102.0 million, used primarily to finance the acquisitions of Micron Research and FMI, and to fund inventory purchases during the year;

•	cash outflows of $30.9 million related to the repurchase of treasury shares; and

•	cash outflows of $5.0 million related to the refinancing of our Revolving Facility.

Net cash flow provided by financing activities was $138.2 million in 2010 and included:

•	net borrowings under our Revolving Facility of $130.0 million to finance acquisitions of Seadrift and C/G;

•	net borrowings under our supply chain financing arrangement of $10.6 million;

•	proceeds from exercised stock options of $3.9 million; and

•	payments of $4.6 million related to bank fees and charges to amend and restate our credit agreement.

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

	Years Ended December 31,
	2010	2011	2012
	(Dollars in thousands)
Expenses relating to environmental protection	$12,475	$15,723	$15,836
Capital expenditures related to environmental protection	6,535	12,832	8,286
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
Business Combinations and Goodwill. The application of the purchase method of accounting for business combinations requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between goodwill and assets that are depreciated and amortized. Our estimates of the fair values of assets and liabilities acquired are based on assumptions believed to be reasonable and, when appropriate, include assistance from independent third-party appraisal firms.
As a result of our acquisitions of Seadrift Coke L.P. and C/G Electrodes LLC, we have a significant amount of goodwill. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. We estimate the fair value of each reporting unit using a discounted cash flow methodology. This requires us to use significant judgment including estimation of future cash flows, which is based upon internal forecasts, estimation of the long-term growth for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital for purposes of establishing discount rate and relevant market data.
Our annual impairment test of goodwill was performed as of December 31, 2012. The estimated fair values of our reporting units were based on discounted cash flow models derived from internal earnings forecasts and assumptions. The assumptions and estimates used in these valuations incorporated the current and expected economic environment. Our model was based on our internally developed forecast and based on these valuations, the fair value substantially exceeded our net asset value. In addition, to the quantitative analysis, we have qualitatively assessed our reporting units and we believe that the quantitative analysis supporting the fair value in excess of the carrying value is appropriate. However, a further deterioration in the global economic environment or in any of the input assumptions in our calculation could adversely affect the fair value of our reporting units and result in an impairment of some or all of the goodwill on the balance sheet.

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

•	assess the likelihood that our deferred tax assets will be recovered from future taxable income and, if we believe that recovery is not more likely than not, a valuation allowance is established

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
The outstanding foreign currency derivatives as of December 31, 2011 and December 31, 2012 represented a net unrealized gain of $2.6 million and a net unrealized loss of $1.3 million, respectively.
Energy Commodity Management. We periodically enter into commodity derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas and refined oil product exposure. The outstanding contracts as of December 31, 2011 and December 31, 2012 represented net unrealized losses of $0.5 million and $0.03 million, respectively.

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
Sensitivity Analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our foreign currency derivatives and our commodity derivatives. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of December 31, 2012, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a corresponding increase of $12.2 million or a corresponding decrease of $11.3 million, respectively, in the fair value of the foreign currency hedge portfolio. A 10% increase or decrease in the value of the underlying commodity prices that we hedge would result in a corresponding increase or decrease of $2.4 million as of December 31, 2012 in the fair value of the commodity hedge portfolio. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
We had no interest rate derivative instruments outstanding as of December 31, 2012. A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $3.3 million for the twelve months ended December 31, 2012.

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
Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.
Date: February 26, 2013

/S/ CRAIG S. SHULAR
Craig S. Shular,
Chief Executive Officer, President and Chairman of the Board

/S/ LINDON G. ROBERTSON
Lindon G. Robertson,
Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of GrafTech International Ltd.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of GrafTech International Ltd. and its subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/    PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP
Cleveland, Ohio
February 26, 2013

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31, 2011	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$12,429	$17,317
Accounts and notes receivable, net of allowance for doubtful accounts of $4,153 at December 31, 2011 and $7,573 at December 31, 2012	253,151	261,654
Inventories	444,062	513,065
Prepaid expenses and other current assets	22,308	30,965
Total current assets	731,950	823,001
Property, plant and equipment	1,431,432	1,532,359
Less: accumulated depreciation	654,548	698,452
Net property, plant and equipment	776,884	833,907
Deferred income taxes	7,931	6,157
Goodwill	498,681	498,261
Other assets	152,920	136,589
Total assets	$2,168,366	$2,297,915
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,280	$58,797
Short-term debt	14,168	8,426
Accrued income and other taxes	44,330	30,923
Supply chain financing liability	29,930	26,962
Other accrued liabilities	114,545	120,276
Total current liabilities	277,253	245,384
Long-term debt	387,624	535,709
Other long-term obligations	131,300	125,005
Deferred income taxes	32,245	41,966
Contingencies – Note 14
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 225,000,000 shares authorized, 149,861,081 shares issued at December 31, 2011 and 150,869,227 shares issued at December 31, 2012	1,499	1,509
Additional paid – in capital	1,798,161	1,812,592
Accumulated other comprehensive loss	(261,937)	(280,678)
(Accumulated deficit) retained earnings	(50,757)	66,884
Less: cost of common stock held in treasury, 6,265,114 shares at December 31, 2011 and 16,418,710 at December 31, 2012	(146,041)	(249,487)
Less: common stock held in employee benefit and compensation trusts, 75,807 shares at December 31, 2011 and 76,095 shares at December 31, 2012	(981)	(969)
Total stockholders’ equity	1,339,944	1,349,851
Total liabilities and stockholders’ equity	$2,168,366	$2,297,915
See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	For the year ended December 31,
	2010	2011	2012
Net sales	$1,006,993	$1,320,184	$1,248,264
Cost of sales	717,742	995,638	932,460
Gross profit	289,251	324,546	315,804
Research and development	12,202	13,976	13,796
Selling and administrative expenses	119,009	144,561	145,540
Operating income	158,040	166,009	156,468
Equity in earnings of, and gain recorded on acquisition of, non-consolidated affiliate	(14,500)	—	—
Other (income) expense, net	(4,768)	4,835	(1,005)
Interest expense	5,076	18,307	23,247
Interest income	(1,333)	(424)	(261)
Income before income taxes	173,565	143,291	134,487
(Benefit) provision for income taxes	(1,095)	(9,893)	16,846
Net income	$174,660	$153,184	$117,641
Basic income per common share:
Net income per share	$1.42	$1.06	$0.85
Weighted average common shares outstanding	122,621	145,156	138,552
Diluted income per common share:
Net income per share	$1.41	$1.05	$0.84
Weighted average common shares outstanding	123,453	146,402	139,700

STATEMENTS OF COMPREHENSIVE INCOME
Net income	$174,660	$153,184	$117,641
Other comprehensive income:
Foreign currency translation adjustments	(5,866)	(32,202)	(9,929)
Commodities and foreign currency derivatives, net of tax of $292, $1,714 and $2,327, respectively	2,353	6,023	(8,812)
Other comprehensive loss, net of tax:	(3,513)	(26,179)	(18,741)
Comprehensive income	$171,147	$127,005	$98,900

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the year ended December 31,
	2010	2011	2012
Cash flow from operating activities:
Net income	$174,660	$153,184	$117,641
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	42,664	81,953	81,660
Deferred income tax benefit	(29,028)	(45,053)	8,130
Equity in earnings of and gain recorded on acquisition of non-consolidated affiliate	(14,500)	—	—
Post-retirement and pension plan changes	11,088	27,184	13,349
Currency gains	(7,153)	(1,463)	(3,509)
Stock-based compensation, including incentive compensation paid in company stock	7,355	8,910	9,601
Interest expense	2,620	11,607	12,500
Insurance recoveries	—	—	4,007
Other charges, net	4,299	(11,201)	(16,492)
Increase in working capital*	(41,790)	(142,587)	(106,220)
Increase in long-term assets and liabilities	(5,293)	(5,937)	(19,267)
Net cash provided by operating activities	144,922	76,597	101,400
Cash flow from investing activities:
Capital expenditures	(86,049)	(156,616)	(127,728)
Loan repayment from non-consolidated affiliate	6,000	—	—
(Payments) proceeds from derivative instruments	(1,109)	14,412	7,572
Cash paid for acquisitions, net of cash acquired of $8,240 in 2010 and $0 in 2011	(241,204)	(20,510)	—
Other	810	748	194
Net cash used in investing activities	(321,552)	(161,966)	(119,962)
Cash flow from financing activities:
Short-term debt (reductions) borrowings, net	(850)	14,016	(5,738)
Revolving Facility borrowings	165,000	584,000	425,000
Revolving Facility reductions	(35,000)	(482,000)	(587,500)
Proceeds from long-term debt	—	—	300,000
Principal payments on long-term debt	(56)	(222)	(225)
Supply chain financing	10,555	4,970	(2,967)
Proceeds from exercise of stock options	3,901	2,028	157
Purchase of treasury shares	(1,431)	(30,940)	(103,445)
Refinancing fees and debt issuance costs	(4,595)	(4,988)	(6,385)
Other	716	(1,403)	5,215
Net cash provided by financing activities	138,240	85,461	24,112
Net (decrease) increase in cash and cash equivalents	(38,390)	92	5,550
Effect of exchange rate changes on cash and cash equivalents	1,305	(759)	(662)
Cash and cash equivalents at beginning of period	50,181	13,096	12,429
Cash and cash equivalents at end of period	$13,096	$12,429	$17,317

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	For the year ended December 31,
	2010	2011	2012
Supplemental disclosures of cash flow information:
Net cash paid during the periods for:
Interest	$2,294	$6,609	$9,279
Income taxes	31,385	26,224	26,209
Non-cash operating, investing and financing activities:
Common stock issued to savings and pension plan trusts	2,572	4,414	4,593
* Net change in working capital due to the following components:
Decrease (increase) in current assets:
Accounts and notes receivable, net	$(39,780)	$(68,462)	$(5,563)
Inventories	(13,641)	(111,395)	(67,314)
Prepaid expenses and other current assets	(1,719)	(2,082)	(2,281)
Increase (decrease) in accounts payables and accruals	13,105	39,097	(32,759)
Increase in interest payable	245	255	1,697
Increase in working capital	$(41,790)	$(142,587)	$(106,220)

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Common Stock Held in Employee Benefit & Compensation Trust	Total Stockholders’ Equity
Balance at January 1, 2010	124,027	$1,240	$1,300,051	$(232,245)	$(378,601)	$(112,511)	$(875)	$577,059
Comprehensive income (loss):
Net income	—	—	—	—	174,660	—	—	174,660
Other comprehensive income:
Unrealized losses on securities, net of tax of $292	—	—	—	2,353	—	—	—	2,353
Foreign currency translation adjustments	—	—	—	(5,866)	—	—	—	(5,866)
Total comprehensive income
Treasury stock	—	—	—	—	—	—	—	—
Stock-based compensation	408	4	9,199	—	—	(1,431)	—	7,772
Shares issued in lieu of cash for incentive compensation	—	—	—	—	—	—	—	—
Common stock issued to savings and pension plan trusts	181	2	2,678	—	—	—	(108)	2,572
Sale of common stock under stock options	447	5	3,892	—	—	—	—	3,897
Shares issued in connection with our acquisition of Seadrift and C/G	24,000	240	467,039	—	—	—	$—	467,279
Balance at December 31, 2010	149,063	$1,491	$1,782,859	$(235,758)	$(203,941)	$(113,942)	$(983)	$1,229,726
Comprehensive income (loss):
Net income	—	—	—	—	153,184	—	—	153,184
Other comprehensive income:
Unrealized losses on securities, net of tax of $1,714	—	—	—	6,023	—	—	—	6,023
Foreign currency translation adjustments	—	—	—	(32,202)	—	—	—	(32,202)
Total comprehensive income
Treasury stock	—	—	—	—	—	(29,930)	—	(29,930)
Stock-based compensation	242	3	7,996	—	—	(1,082)	—	6,917
Shares issued in lieu of cash for incentive compensation	—	—	—	—	—	—	—	—
Common stock issued to savings and pension plan trusts	239	2	4,410	—	—	—	2	4,414
Sale of common stock under stock options	317	3	2,896	—	—	(1,087)	—	1,812
Balance at December 31, 2011	149,861	$1,499	$1,798,161	$(261,937)	$(50,757)	$(146,041)	$(981)	$1,339,944

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Dollars in thousands, except share data)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Common Stock Held in Employee Benefit & Compensation Trust	Total Stockholders’ Equity

Balance at December 31, 2011	149,861,000	1,499	1,798,161	(261,937)	(50,757)	(146,041)	(981)	1,339,944
Comprehensive income (loss):
Net income	—	—	—	—	117,641	—	—	117,641
Other comprehensive income:
Unrealized losses on securities, net of tax of $2,327	—	—	(11)	(8,812)	—	—	—	(8,823)
Foreign currency translation adjustments	—	—	—	(9,929)	—	—	—	(9,929)
Total comprehensive income
Treasury stock	—	—	—	—	—	(101,697)	—	(101,697)
Stock-based compensation	553,614	6	9,720	—	—	(1,762)	—	7,964
Common stock issued to savings and pension plan trusts	433,061	4	4,565	—	—	13	12	4,594
Sale of common stock under stock options	21,471	—	157	—	—	—	—	157
Balance at December 31, 2012	150,869,146	$1,509	$1,812,592	$(280,678)	$66,884	$(249,487)	$(969)	$1,349,851

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except as otherwise noted)

(1)	Business and Summary of Significant Accounting Policies
Discussion of Business and Structure
GrafTech International Ltd. is one of the world’s largest manufacturers and providers of high quality synthetic and natural graphite and carbon based products. References herein to “GTI,” “we,” “our,” or “us” refer collectively to GrafTech International Ltd. and its subsidiaries. We have seven major product categories: graphite electrodes, refractory products, needle coke products, advanced graphite materials, advanced composite materials, advanced electronics technology, and advanced materials, which are reported in the following segments:

•	Industrial Materials includes graphite electrodes, refractory products and needle coke products, and primarily serves the steel industry.

•
Engineered Solutions includes advanced graphite materials, advanced composite materials, advanced electronics technology, and advanced materials and provides primary and specialty products to the advanced electronics, industrial, energy, transportation and defense markets.

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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Depreciation expense was $40.1 million for 2010, $58.3 million for 2011, and $59.6 million for 2012.
Accounts Receivable
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
Capitalized Bank Fees
We capitalize bank fees upon the incurrence of debt. As of December 31, 2011 and December 31, 2012, capitalized bank fees amounted to $6.9 million and $12.1 million, respectively. We amortize such amounts over the life of the respective debt instrument using the effective interest method. The estimated life may be adjusted upon the occurrence of a triggering event. Amortization of capitalized bank fees amounted to $1.8 million in 2010, $1.4 million in 2011, and $1.7 million in 2012, respectively, and is included in interest expense.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments
We do not use derivative financial instruments for trading purposes. They are used to manage well-defined commercial risks associated with commodity contracts and currency exchange rate risks.
Foreign Currency Derivatives
We enter into foreign currency derivatives from time to time to manage exposure to changes in currency exchange rates. These instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, relating to non-dollar denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. Forward exchange contracts and purchased currency options are carried at fair value. These contracts are treated as hedges to the extent they are effective. Changes in fair values related to these contracts are recognized in other comprehensive income in the Consolidated Balance Sheets until settlement. At the time of settlement, realized gains and losses are recognized in revenue or cost of goods sold on the Consolidated Statements of Income. For derivatives that are not designated as a hedge, any gain or loss is immediately recognized in Cost of Goods Sold or Other (Income) Expense on the the Consolidated Statements of Income. Derivatives used in this manner relate to risks resulting from assets or liabilities denominated in a foreign currency.
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Stock-Based Compensation Plans
We have various plans that provide for the granting of stock-based compensation to employees and, in certain instances, to non-employee directors, which are described more fully in Note 13, “Management Compensation and Incentive Plans.” Shares are issued upon vesting or option exercise from authorized, unissued shares.
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
Retirement Plans and Postretirement Benefits
We use actuarial methods and assumptions to account for our defined benefit pension plans and our postretirement benefits. We immediately recognize the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each year (MTM Adjustment) and whenever a plan is remeasured (e.g. due to a significant curtailment, settlement, etc.). Pension and postretirement benefits expense includes the MTM adjustment, actuarially computed cost of benefits earned during the current service period, the interest cost on accrued obligations, the expected return on plan assets based on fair market values, and adjustments due to plan settlements and curtailments. Contributions to the qualified U.S. retirement plan are made in accordance with the requirements of the Employee Retirement Income Security Act of 1974.
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

released into the environment. Historically, such matters have been resolved by negotiation with regulatory authorities resulting in commitments to compliance, abatement or remediation programs and in some cases payment of penalties. Historically, neither the commitments undertaken nor the penalties imposed on us have been material.
Environmental considerations are part of all significant capital expenditure decisions. Environmental remediation, compliance and management expenses were approximately $12.5 million in 2010, $15.7 million in 2011, and $15.8 million in 2012. The accrued liability relating to environmental remediation was $8.2 million as of December 31, 2011 and $8.3 million as of December 31, 2012. A charge to income is recorded when it is probable that a liability has been incurred and the cost can be reasonably estimated. When payments are fixed or determinable, the liability is discounted using a rate at which the payments could be effectively settled.
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
We have had non-dollar denominated intercompany loans between some of our foreign subsidiaries. These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. Certain of these loans had been deemed to be essentially permanent prior to settlement and, as a result, remeasurement gains and losses on these loans were recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of the Consolidated Balance Sheets. The remaining loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency (gains/losses) in other (income) expense, net, on the Consolidated Statements of Income.
Software Development Costs
In connection with our development and implementation of global enterprise resource planning systems with advanced manufacturing, planning and scheduling software, we capitalize certain computer software costs after technological feasibility is established. These costs are capitalized within property, plant and equipment and are amortized utilizing the straight-line method over the economic lives of the related products. Total costs capitalized as of December 31, 2011 and 2012 amounted to $16.4 million and $18.1 million, respectively. Amortization expense was $1.6 million for 2010 and 2011, and $1.4 million for 2012.
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Costs of overhauls and turnarounds include plant personnel, contract services, materials, and rental equipment. We defer these costs when incurred and use the straight-line method to amortize them over the period of time estimated to lapse until the next scheduled overhaul of the applicable storage or processing unit or over one year for our turnaround. Under this policy in 2011, costs deferred were $6.4 million and costs amortized were $3.4 million. Costs deferred in 2012 were $9.3 million and costs amortized were $7.4 million.
Our turnaround, normally scheduled during the spring or early summer of each year, was completed during the three months ended June 30, 2012.
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
Recently Adopted Accounting Standards
Testing of Goodwill for Impairment
As of January 1, 2012, we adopted new guidance on the testing of goodwill impairment that allows the option to assess qualitative factors to determine whether performing the two step goodwill impairment assessment is necessary. Under the option, the calculation of the reporting unit’s fair value is not required to be performed unless, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

amount. The adoption of this guidance impacts testing steps only. We test goodwill annually as of December 31, and when triggering events occur.
Presentation of Other Comprehensive Income
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
Fair Value Measurements
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
ASU 2011-11 becomes effective for annual and interim financial statements beginning after December 31, 2012. The new guidance is required to be adopted retrospectively. We do not anticipate a material effect on our Consolidated Financial Statements.
Recently Issued Accounting Standards
There are no new accounting standards that we anticipate will have a material impact on our consolidated financial statements.

(2)	Acquisitions
Seadrift and C/G
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
Seadrift is one of the largest producers of petroleum-based needle coke in the world and owns the world's only known stand-alone petroleum-based needle coke plant. Needle coke is the key raw material used to make graphite electrodes, including premium UHP graphite electrodes, which are critical consumables in electric arc furnace (“EAF”) steel production. The acquisition of Seadrift helps to assure us of a stable supply for a majority of the primary raw material in the production of graphite electrodes and should allow us to reduce the relative cost of a significant portion of our supply of needle coke.
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Recording of assets acquired and liabilities assumed: The Acquisitions are accounted for using the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations (“ASC 805”). Under the acquisition method the identifiable assets acquired and the liabilities assumed are assigned a new basis of accounting reflecting their estimated fair values. The information included herein has been prepared based on the allocation of purchase price using estimates of the fair values and useful lives of assets acquired and liabilities assumed based on the best available information determined with the assistance of independent valuations, quoted market prices and management estimates.
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

and their estimated useful lives (dollars in thousands):

	Fair Value	Weighted Average Amortization Period
Customer relationships	$107,500	13.4	years
Technology and know-how	42,800	8.1	years
Trade names	7,900	7.7	years
Total intangible assets	$158,200	11.6	years

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

•
the value of the going-concern element of Seadrift's and C/G's existing businesses (the higher rate of return on the assembled collection of net assets versus acquiring all of the net assets separately).

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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Loan to Seadrift: In July 2009, Seadrift entered into agreements to borrow $12.0 million from certain of its shareholders, which included up to $6.0 million from us. Each loan was evidenced by a demand note with an interest rate of 10.0%. We recorded our $6.0 million loan at its face amount, which reasonably approximated its present value. Seadrift repaid the total borrowing of $12.0 million on March 31, 2010.
Micron Research Corporation
On February 9, 2011, we purchased substantially all of the assets and assumed certain trade liabilities of Micron Research Corporation (“Micron Research”), a subsidiary of E. Holdings, Inc., for $6.5 million of cash. Micron Research manufactures super fine grain graphite materials and primarily services Electrical Discharge Machining customers. We intend to utilize their technology and capability to service other applications including solar, electronics and medical. The substance of the transaction is the acquisition of a business and we accounted for the transaction following the guidance in ASC 805. Tangible assets acquired and liabilities assumed were recorded at their estimated fair values of $5.0 million and $0.2 million, respectively. The estimated fair values of finite-lived intangible assets acquired of $1.3 million related to technology and know-how and customer relationships are being amortized over their estimated useful lives ranging from 5 to 15 years. Goodwill of $0.4 million represents the excess of the consideration transferred over the net assets acquired and has been assigned to our Engineered Solutions segment. These values have been prepared based on the allocation of purchase price using estimates of the fair values and useful lives of assets acquired and liabilities assumed based on best available information determined with the assistance of independent valuations, quoted market prices and management estimates.
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Tangible assets acquired and liabilities assumed were recorded at their fair values of $13.3 million and $1.4 million, respectively. The fair value of finite-lived intangible assets acquired of $2.5 million relating to customer relationships is being amortized over its estimated useful life of 5 years. These values have been prepared based on the allocation of purchase price using estimates of the fair values and useful lives of assets acquired and liabilities assumed based on best available information determined with the assistance of independent valuations, quoted market prices and management estimates.

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
Engineered Solutions. The Engineered Solutions segment includes advanced electronics technologies, advanced graphite materials, advanced composite materials and advanced materials. Advanced electronics technology products consist of electronic thermal management solutions, fuel cell components, and sealing materials. Advanced graphite materials are highly engineered synthetic graphite products used in many areas due to their unique properties and the ability to tailor them to specific solutions. These products are used in transportation, alternative energy, metallurgical, chemical, oil and gas exploration and various other industries. Advanced composite materials are highly engineered carbon products that are woven into various shapes to primarily support the aerospace and defense industries. Advanced materials use carbon and graphite powders as components or additives in a variety of industries, including metallurgical processing, battery and fuel cell components, and polymer additives.
We continue to evaluate the performance of our segments based on segment operating income. Intersegment sales and transfers are not material and the accounting policies of the reportable segments are the same as those for our Consolidated Financial Statements as a whole. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales.
The following tables summarize financial information concerning our reportable segments:

	For the year Ended December 31,
	2010	2011	2012
	(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$833,892	$1,132,194	$1,025,571
Engineered Solutions	173,101	187,990	222,693
Total net sales	$1,006,993	$1,320,184	$1,248,264
Segment operating income:
Industrial Materials	$140,217	$158,547	$143,268
Engineered Solutions	17,823	7,462	13,200
Total segment operating income	$158,040	$166,009	$156,468
Reconciliation of segment operating income to income from continuing operations before provision for income taxes
Equity in earnings of and gain recorded on acquisition of non-consolidated affiliate	(14,500)	—	—
Other (income) expense, net	(4,768)	4,835	(1,005)
Interest expense	5,076	18,307	23,247
Interest income	(1,333)	(424)	(261)
Income before provision for income taxes	$173,565	$143,291	$134,487

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Assets are managed based on geographic location because certain reportable segments share certain facilities. Assets by reportable segment are estimated based on the value of long-lived assets at each location and the sales mix to third party customers at that location.

	At December 31,
	2011	2012
	(Dollars in thousands)
Long-lived assets (a):
Industrial Materials.	$649,389	$685,243
Engineered Solutions	127,495	148,664
Total long-lived assets	$776,884	$833,907
The following tables summarize information as to our operations in different geographic areas.

	For the year Ended December 31,
	2010	2011	2012
	(Dollars in thousands)
Net sales:
U.S.	$203,438	$353,416	$372,014
Americas	177,396	252,316	195,748
Asia Pacific	193,061	240,220	235,658
Europe, Middle East, Africa	433,098	474,232	444,844
Total	$1,006,993	$1,320,184	$1,248,264

	At December 31,
	2011	2012
	(Dollars in thousands)
Long-lived assets (a):
U.S. and Canada	$470,196	$523,818
Mexico	75,145	79,279
Brazil	54,466	47,593
France	52,337	55,792
Spain	76,510	78,392
South Africa	35,559	36,937
Switzerland	5,032	4,829
Other countries	7,639	7,267
Total	$776,884	$833,907

(a)	Long-lived assets represent fixed assets, net of accumulated depreciation.

(4)	Supply Chain Financing

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
We record the inventory once title and risk of loss transfers from the supplier to the financing party. We record our liability to the financing party as an accrued liability. Our purchases of inventory under this arrangement were $169.1 million in 2011 and $189.5 million in 2012. We recognized Mark-Up of $1.0 million in 2011 and $0.6 million in 2012 as interest expense.

(5)	Goodwill and Other Intangible Assets

The Company is required to review goodwill and indefinite-lived intangible assets annually for impairment. Goodwill impairment is tested at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
Our annual impairment test of goodwill was performed as of December 31, 2012. The estimated fair values of our reporting units were based on discounted cash flow models derived from internal earnings forecasts and assumptions. The assumptions and estimates used in these valuations incorporated the current and expected economic environment. Our model was based on our internally developed forecast and based on these valuations, the fair value substantially exceeded our net asset value. In addition, to the quantitative analysis, we have qualitatively assessed our reporting units and we believe that the quantitative analysis supporting the fair value in excess of the carrying value is appropriate. However, a further deterioration in the global economic environment or in any of the input assumptions in our calculation could adversely affect the fair value of our reporting units and result in an impairment of some or all of the goodwill on the balance sheet.
The changes in the Company’s carrying value of goodwill during the years ended December 31, 2011 and 2012 are as follows:

Total
(Dollars in Thousands)
Balance as of December 31, 2010	$499,238
Translation effect	(1,741)
Business Acquisitions	1,184
Balance as of December 31, 2011	498,681
Translation effect	(420)
Balance as of December 31, 2012	$498,261

The following table summarizes intangible assets with determinable useful lives by major category as of December 31, 2011 and 2012:

	2011			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)			(Dollars in Thousands)
Patents	$3,520	$(1,393)	$2,127	$3,520	$(1,617)	$1,903
Trade name	7,900	(1,598)	6,302	7,900	(2,870)	5,030
Technology and know-how	43,349	(6,526)	36,823	43,349	(12,554)	30,795
Customer related intangible	110,798	(16,481)	94,317	110,798	(31,233)	79,565
Total finite-lived intangible assets	$165,567	$(25,998)	$139,569	$165,567	$(48,274)	$117,293
Amortization expense of intangible assets in 2010, 2011 and 2012 was $2.1 million, $23.0 million and $22.3 million, respectively. Estimated annual amortization expense for the next five years will approximate $22.0 million in 2013, $20.5 million in 2014, $18.8 million in 2015, $14.7 million in 2016 and $15.9 million in 2017.

(6)	Long-Term Debt and Liquidity
The following table presents our long-term debt:

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	At December 31,
	2011	2012
	(Dollars in thousands)
Revolving Facility	$232,000	$69,500
Senior Notes	—	300,000
Senior Subordinated Notes	153,442	164,183
Other debt	2,182	2,026
Total	$387,624	$535,709
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
The financial covenants require us to maintain a minimum cash interest coverage ratio of 3.00 to 1.00 and a maximum senior secured leverage ratio of 2.25 to 1.00, subject to adjustment for certain events. As of December 31, 2012, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable.
Senior Notes
On November 20, 2012, GrafTech International Ltd. entered into an indenture dated November 20, 2012 (the “Indenture”) among the Company, certain domestic subsidiaries of the Company party thereto and U.S. Bank National Association, as trustee (the “Trustee”). The Company issued $300 million principal amount of 6.375% Senior Notes due 2020. These Senior Notes are the Company's senior unsecured obligations and rank pari passu with all of the Company's existing and future senior unsecured indebtedness. The Senior Notes are guaranteed on a senior unsecured basis by each of the Company's existing and future subsidiaries that guarantee certain other indebtedness of the Company or another guarantor.

The Senior Notes bear interest at a rate of 6.375% per year, payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2013. Interest will accrue from November 20, 2012. The Senior Notes mature on November 15, 2020.

The Company is entitled to redeem some or all of the Senior Notes at any time on or after November 15, 2016, at the redemption prices set forth in the Indenture. In addition, prior to November 15, 2016, the Company may redeem some or all of the Senior Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make whole” premium determined as set forth in the Indenture. The Company is also entitled to redeem up to 35%of the aggregate principal amount of the Senior Notes before November 15, 2015 with the net proceeds from certain equity offerings at a redemption price of 106.375% of the principal amount plus accrued and unpaid interest, if any.

If, prior to maturity, a change in control (as defined in the Indenture) of the Company occurs and thereafter certain downgrades of the ratings of the Senior Notes as specified in the Indenture occur, the Company will be required to offer to repurchase any or all of the Senior Notes at a repurchase price equal to 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Indenture also contains covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to: (i) create liens or use assets as security in other transactions; (ii) engage in certain sale/leaseback transactions; and (iii) merge, consolidate or sell, transfer, lease or dispose of substantially all of their assets.

The Indenture also contains customary events of default, including (i) failure to pay principal or interest on the Senior Notes when due and payable, (ii) failure to comply with covenants or agreements in the Indenture or the Senior Notes which failures are not cured or waived as provided in the Indenture, (iii) failure to pay indebtedness of the Company, any Subsidiary Guarantor or Significant Subsidiary (as defined in the Indenture) within any applicable grace period after maturity or acceleration and the total amount of such indebtedness unpaid or accelerated exceeds $50.0 million, (iv) certain events of bankruptcy, insolvency, or reorganization, (v) failure to pay any judgment or decree for an amount in excess of $50.0 million against the Company, any Subsidiary Guarantor or any Significant Subsidiary that is not discharged, waived or stayed as provided in the Indenture, (vi) cessation of any subsidiary guarantee to be in full force and effect or denial or disaffirmance by any Subsidiary Guarantor of its obligations under its subsidiary guarantee, and (vii) a default under the Company's Senior Subordinated Notes. In the case of an event of default, the principal amount of the Senior Notes plus accrued and unpaid interest may be accelerated.

The offering of the Notes was not registered under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities laws or blue sky laws but the Company has agreed to file a registration statement under the Securities Act to permit the exchange of the Notes for new registered notes of the Company having terms substantially identical to the Senior Notes. Under certain circumstances, the Company may also be required to file a shelf registration statement under the Securities Act to register the resale of the Senior Notes by certain holders thereof. If the Company fails to comply with certain of their obligations, the Company will be required to pay additional interest to the holders of the Senior Notes until it does comply.
Senior Subordinated Notes
On November 30, 2010, in connection with the Acquisitions, we issued Senior Subordinated Notes for an aggregate total face amount of $200 million. These Senior Subordinated Notes are non-interest bearing and mature in 2015, see Note 2 “Acquisitions”. Because the promissory notes are non-interest bearing, we were required to record them at their present value (determined using an interest rate of 7%). The difference between the face amount of the promissory notes and their present value is recorded as debt discount. The debt discount will be amortized to income using the interest method, over the life of the promissory notes. The loan balance, net of unamortized discount, was $164.2 million at December 31, 2012.

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
Long-term debt – Fair value of long-term debt, which was determined using Level 2 inputs, as of December 31, 2011 was $387.6 million and approximated fair value. As of December 31, 2012 the fair value was $546.3 million, versus a book value of $535.7 million.
Foreign currency derivatives – Foreign currency derivatives are carried at market value using Level 2 inputs. The outstanding contracts at December 31, 2011 and 2012 represented unrealized gains of $2.4 million and unrealized losses of $1.3 million, respectively.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Commodity derivative contracts – Commodity derivative contracts are carried at fair value. We determine the fair value using observable, quoted natural gas and refined oil product prices that are determined by active markets and therefore classify the commodity derivative contracts as Level 2. The outstanding commodity derivative contracts as of December 31, 2011 represented unrealized losses of $0.5 million and no gain or loss as of December 31, 2012.
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
Foreign currency derivatives
We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures such as foreign currency denominated debt, sales, receivables, payables, and purchases. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. There was no ineffectiveness on these contracts during the twelve months ended December 31, 2011 or 2012.
In 2011 and 2012, we entered into foreign forward currency derivatives as hedges of anticipated cash flows denominated in the Mexican peso, Brazilian real, South African rand, euro and Japanese yen. These derivatives were entered into to protect the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates between the US dollar and the Mexican peso, Brazilian real, South African rand, euro and Japanese yen. As of December 31, 2011, we had outstanding Brazilian real, euro, and Japanese yen currency contracts, with aggregate notional amounts of $131.9 million. As of December 31, 2012, we had outstanding Mexican peso, Brazilian real, South African rand, euro, and Japanese yen currency contracts, with aggregate notional amounts of $183.7 million. The foreign currency derivatives outstanding as of December 31, 2012 have several maturity dates ranging from January 2013 to December 2013.
Commodity derivative contracts
We periodically enter into derivative contracts for natural gas and certain refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. There was no ineffectiveness on these contracts during the twelve months ended December 31, 2011 or 2012. As of December 31, 2012, we had outstanding derivative swap contracts for refined oil products with aggregate notional amountsof $31.9 million. These contracts have maturity dates ranging from January 2013 to March 2013.
The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At December 31, 2011 and 2012, the fair values of our derivatives and their respective balance sheet locations are presented in the following table:

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2011	(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$4,412	Other payables	$1,834
Commodity derivative contracts	Other current assets	1,104	Other current liabilities	1,557
Total fair value		$5,516		$3,391

As of December 31, 2012
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$1,062	Other payables	$2,374
Commodity derivative contracts	Other current assets	—	Other current liabilities	31
Total fair value		$1,062		$2,405

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2011	(Dollars in Thousands)
Derivatives designated as fair value hedges:
Foreign currency derivatives	Other receivables	$—	Other payables	$195
Total fair value		$—		$195

As of December 31, 2012
Derivatives designated as fair value hedges:
Foreign currency derivatives	Other receivables	$—	Other payables	$—
Total fair value		$—		$—

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2011	(Dollars in Thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Other receivables	$—	Other payables	$—
Total fair value		$—		$—

As of December 31, 2012
Derivatives not designated as hedges:
Foreign currency derivatives	Other receivables	$242	Other payables	$—
Total fair value		$242		$—
The location and amount of realized (gains) losses on derivatives are recognized in the Statements of Income when the hedged item impacts earnings and are as follows for the years ended 2011 and 2012:

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

		Amount of (Gain)/Loss Recognized (Effective Portion)
	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	2011	2012
		(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Cost of goods sold/Other expense / (income) / Revenue	$368	$(5,226)
Commodity forward derivatives	Cost of goods sold / Revenue	$(7,287)	$(9,430)

		(Gain)/Loss Recognized (Effective Portion)
	Location of (Gain)/Loss Recognized in the Consolidated Statement of Income	2011	2012
		(Dollars in Thousands)
Derivatives designated as fair value hedges:
Foreign currency derivatives	Cost of goods sold/Other expense (income)	$(1,491)	$209

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Consolidated Statement of Income	2011	2012
		(Dollars in thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Cost of goods sold/Other expense (income)	$—	$346

Our foreign currency and commodity derivatives are treated as hedges and are required to be measured at fair value on a recurring basis. With respect to the inputs used to determine the fair value, we use observable, quoted rates that are determined by active markets and, therefore, classify the contracts as “Level 2”.

(8)	Interest Expense

The following table presents an analysis of interest expense:

	For the year Ended December 31,
	2010	2011	2012
	(Dollars in thousands)
Interest incurred on debt	$985	$5,745	$10,172
Amortization of discount on Senior Subordinated Notes	806	10,039	10,742
Amortization of debt issuance costs	1,761	1,521	1,712
Supply Chain Financing mark-up	1,524	1,002	621
Total interest expense	$5,076	$18,307	$23,247
Interest rates
The Revolving Facility had an effective interest rate of 2.05% and 2.21% as of December 31, 2011 and 2012, respectively. The Senior Notes carry an interest rate of 6.375%. The Senior Subordinated Notes have an implied rate of 7.00%.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(9)	Other (Income) Expense, Net
As part of our cash management, we have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains/losses are recorded in other (income) expense, net, on the Consolidated Statements of Income. We had a net currency loss in 2011 of $2.6 million and a net currency gain of of $0.6 million in 2012, mainly due to the remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities.
In addition, other (income) expense in 2012, includes $4.0 million of insurance reimbursements for claims made related to flood damages incurred at our Clarksburg, West Virginia facility during 2011.

(10)	Supplementary Balance Sheet Detail

The following tables present supplementary balance sheet details:

	At December 31,
	2011	2012
	(Dollars in thousands)
Accounts and notes receivable, net:
Trade	$224,907	$244,000
Other	32,397	25,225
	257,304	269,225
Allowance for doubtful accounts	(4,153)	(7,571)
	$253,151	$261,654
Inventories:
Raw materials and supplies	$168,982	$230,057
Work in process	205,968	213,948
Finished goods	73,821	73,293
	448,771	517,298
Reserves	(4,709)	(4,233)
	$444,062	$513,065
Property, plant and equipment:
Land and improvements	$34,896	$36,744
Buildings	175,588	182,838
Machinery and equipment and other	1,105,440	1,172,045
Construction in progress	115,508	140,732
	$1,431,432	$1,532,359
Other accrued liabilities:
Accrued vendors payable	$74,370	$69,323
Payrolls (including incentive programs)	7,624	7,461
Customer prepayments	8,478	7,594
Employee compensation and benefits	11,680	10,335
Other	12,393	25,563
	$114,545	$120,276
Other long term obligations:
Postretirement benefits	$29,630	$30,465
Pension and related benefits	75,840	73,202
Other	25,830	21,338
	$131,300	$125,005
The following table presents an analysis of the allowance for doubtful accounts:

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	At December 31,
	2010	2011	2012
	(Dollars in thousands)
Balance at beginning of year	$4,545	$3,892	$4,153
Additions	1,004	1,438	5,159
Deductions	(1,657)	(1,177)	(1,741)
Balance at end of year	$3,892	$4,153	$7,571

Inventories
We allocate fixed production overheads to the costs of conversion based on normal capacity of the production facilities. It also requires that we recognize abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) as current period charges. As of December 31, 2011 we had no costs in excess of normal absorption. Costs in excess of normal absorption as of December 31, 2012 were $3.5 million.
The following table presents an analysis of our inventory reserves:

	At December 31,
	2010	2011	2012
	(Dollars in thousands)
Balance at beginning of year	$2,518	$2,716	$4,709
Additions	2,844	4,154	4,052
Deductions	(2,646)	(2,161)	(4,528)
Balance at end of year	$2,716	$4,709	$4,233

(11)	Commitments

Lease commitments under non-cancelable operating leases extending for one year or more will require the following future payments:

(Dollars in thousands)
2013	$2,808
2014	1,916
2015	585
2016	547
2017	231
After 2017	—
Total lease and rental expenses under non-cancelable operating leases extending one year or more approximated $2.6 million in 2010, $2.4 million in 2011 and $3.2 million in 2012.
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
We have supply agreements that require us to purchase electricity and natural gas from January 1, 2013 through December 31, 2013. The total obligation under these contracts is $5.4 million.

(12)	Retirement Plans and Postretirement Benefits
Retirement Plans
On February 26, 1991, we formed our own retirement plan covering substantially all our U.S. employees. Under our plan, covered employees earned benefit payments based primarily on their service credits and wages subsequent to February 26, 1991.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Effective January 1, 2002, we established a defined contribution plan for U.S. employees. Certain employees had the option to remain in our defined benefit plan for an additional period of up to five years. Employees not covered by this option had their benefits under our defined benefit plan frozen as of December 31, 2001, and began participating in the defined contribution plan.
Effective March 31, 2003, we curtailed our qualified benefit plan and the benefits were frozen as of that date for the U.S. employees who had the option to remain in our defined benefit plan. We also closed our non-qualified U.S. defined benefit plan for the participating salaried workforce. The employees began participating in the defined contribution plan as of April 1, 2003.
We make quarterly contributions equal to 1% of each employee’s total eligible pay. The expense recorded for contributions to this plan was $0.5 million in 2010, $0.8 million in 2011 and $1.0 million in 2012. All such contributions were made using company stock.
Pension coverage for employees of foreign subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees, under insurance policies or by book reserves.
The components of our consolidated net pension costs are set forth in the following table.

	For the Year Ended December 31,
	2010		2011		2012
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Service cost	$400	$257	$525	$343	$610	$1,095
Interest cost	7,114	2,668	6,759	2,501	6,114	2,532
Expected return on assets	(6,385)	(2,166)	(6,688)	(2,225)	(6,520)	(2,299)
Amortization of prior service cost	—	53	—	26	—	24
Settlement loss	—	49	—	—	—	—
Mark-to-market loss	5,304	4,107	19,775	1,190	6,572	1,662
	$6,433	$4,968	$20,371	$1,835	$6,776	$3,014
The primary driver of the mark-to-market losses in 2011 and 2012 was a decrease in the discount rate due to lower interest rates.
Amounts recognized in other comprehensive income:

	For the Year Ended December 31,
	2010		2011		2012
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Amortization of prior service cost	$—	$(53)	$—	$(26)	$—	$(24)
Effect of exchange rates	—	(28)	—	(8)	—	3
Total recognized in other comprehensive loss	$—	$(81)	$—	$(34)	$—	$(21)
Total recognized in pension costs and other comprehensive loss	$6,433	$4,887	$20,371	$1,801	$6,776	$2,993
The reconciliation of the beginning and ending balances of our pension plans’ benefit obligations, fair value of assets, and funded status at December 31, 2011 and 2012 are:

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	At December 31,
	2011		2012
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Changes in Benefit Obligation:
Net benefit obligation at beginning of year	$134,691	$54,875	$144,809	$73,217
Service cost	525	343	610	1,095
Interest cost	6,759	2,501	6,114	2,532
Participant contributions	—	124	—	347
Foreign currency exchange changes	—	(598)	—	3,153
Actuarial loss	11,871	18,940	8,695	2,995
Benefits paid	(9,037)	(2,968)	(8,759)	(3,028)
Net benefit obligation at end of year	$144,809	$73,217	$151,469	$80,311
Changes in Plan Assets:
Fair value of plan assets at beginning of year	$85,896	$48,774	$80,935	$65,960
Actual return on plan assets	(1,215)	13,398	8,643	3,668
Foreign currency exchange rate changes	—	(448)	—	2,919
Employer contributions	5,291	542	10,500	1,884
Participant contributions	—	124	—	347
Actuarial loss	—	6,538	—	—
Benefits paid	(9,037)	(2,968)	(8,759)	(3,028)
Fair value of plan assets at end of year	$80,935	$65,960	$91,319	$71,750
Funded status (underfunded):	$(63,874)	$(7,257)	$(60,150)	$(8,561)
Amounts recognized in accumulated other comprehensive loss:
Prior service credit	$—	$(287)	$—	$(266)
Amounts recognized in the statement of financial position:
Non-current assets	$—	$—	$—	$—
Current liabilities	(558)	(208)	(557)	(260)
Non-current liabilities	(63,316)	(7,048)	(59,593)	(8,301)
Net amount recognized	$(63,874)	$(7,256)	$(60,150)	$(8,561)
The accumulated benefit obligation for all defined benefit pension plans was $218.0 million and $230.1 million at December 31, 2011 and 2012, respectively.

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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the plan assets by category is summarized below (dollars in thousands):

	December 31, 2011				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. Plan Assets
Cash and cash equivalents	$1,001	—	—	$1,001	$1,516	—	—	$1,516
Collective trusts	—	79,934	—	79,934	—	$89,803	—	89,803
Total	$1,001	79,934	—	$80,935	$1,516	$89,803	—	$91,319
International Plan Assets
Cash and cash equivalents	$96	—	—	$96	$248	—	—	$248
Foreign government bonds	—	$1,022	—	1,022	—	1,107	—	1,107
Investment contracts	—	—	$56,114	56,114	—	—	$60,344	60,344
Fixed insurance contracts	—	—	8,728	8,728	—	—	10,051	10,051
Total	$96	$1,022	$64,842	$65,960	$248	$1,107	$70,395	$71,750
The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy for international plan pension assets for the years ended December 31, 2011 and 2012 (dollars in thousands):

	Investment Contracts	Fixed Insurance Contracts
Balance at January 1, 2011	$45,094	$1,743
Gain / contributions / currency impact	13,110	6,985
Distributions	(2,090)	—
Balance at December 31, 2011	56,114	8,728
Gain / contributions / currency impact	7,118	1,323
Distributions	(2,888)	—
Balance at December 31, 2012	$60,344	$10,051

We annually re-evaluate assumptions and estimates used in projecting pension assets, liabilities and expenses. These assumptions and estimates may affect the carrying value of pension assets, liabilities and expenses in our Consolidated Financial Statements. Assumptions used to determine net pension costs and projected benefit obligations are:

	Pension Benefit Obligations At December 31,
	2011	2012
Weighted average assumptions to determine benefit obligations:
Discount rate	4.06%	3.58%
Rate of compensation increase	2.44%	2.44%

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefit Obligations At December 31,
	2011	2012
Weighted average assumptions to determine net cost:
Discount rate	4.98%	4.06%
Expected return on plan assets	6.74%	5.95%
Rate of compensation increase	3.02%	2.44%
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
The rate of compensation increase assumption is generally based on salary increases.
Plan Assets. The following table presents our retirement plan weighted average asset allocations at December 31, 2012, by asset category:

	Percentage of Plan Assets at December 31, 2012
	US	Foreign
Equity securities	21%	—%
Fixed income, debt securities, or cash	79%	100%
Total	100%	100%
Investment Policy and Strategy. The investment policy and strategy of the U.S. plan is to invest approximately 20% in equities and approximately 80% in fixed income securities. The plan can be invested up to 100% in equities, including shares of our common stock. Rebalancing is undertaken monthly. To the extent we maintain plans in other countries, target asset allocation is 100% fixed income investments. For each plan, the investment policy is set within both asset return and local statutory requirements.
The following table presents our retirement plan weighted average target asset allocations at December 31, 2012, by asset category:

	Percentage of Plan Assets at December 31, 2012
	US	Foreign
Equity securities	20%	—%
Fixed Income	80%	100%
Total	100%	100%
Information for our pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2011 and 2012 follows:

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	2011		2012
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Accumulated benefit obligation	$144,809	$72,075	$151,469	$78,595
Fair value of plan assets	80,935	64,938	91,319	71,750
Information for our pension plans with a projected benefit obligation in excess of plan assets at December 31, 2011 and 2012 follows:

	2011		2012
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Projected benefit obligation	$144,809	$73,217	$151,469	$80,311
Fair value of plan assets	80,935	65,960	91,319	71,750
Following is our projected future pension plan cash flow by year:

	U.S.	Foreign
	(Dollars in thousands)
Expected contributions in 2013:
Expected employer contributions	$6,298	$3,453
Expected employee contributions	—	—
Estimated future benefit payments reflecting expected future service for the years ending December 31:
2013	9,399	3,725
2014	9,343	4,211
2015	9,282	3,767
2016	9,294	4,248
2017	9,361	4,225
2018-2022	47,085	22,071
Postretirement Benefit Plans
We provide life insurance benefits for eligible retired employees. These benefits are provided through various insurance companies. We accrue the estimated net postretirement benefit costs during the employees’ credited service periods.
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31,
	2010		2011		2012
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Service cost	$—	$163	$—	$178	—	$183
Interest cost	685	1,074	583	1,064	497	1,024
Amortization of prior service credit	—	(193)	—	(201)	—	(199)
Plan amendment	—	—	—	—	—	1,170
Mark-to-market (gain) loss	(3,163)	1,121	(219)	1,538	60	551
	$(2,478)	$2,165	$364	$2,579	$557	$2,729
The primary driver of the mark-to-market losses in 2011 and 2012 was a decrease in the discount rate due to lower interest rates.
Amounts recognized in other comprehensive income are:

	For the Year Ended December 31,
	2010		2011		2012
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Amortization of prior service cost	$—	$193	$—	$201	$—	$199
Effect of exchange rates	—	(131)	—	49	—	(53)
Total recognized in other comprehensive income	$—	$62	$—	$250	$—	$146
Total recognized in net post retirement cost (benefit) and other comprehensive income	$(2,478)	$2,227	$364	$2,829	$557	$2,875
We estimate that in 2013 our postretirement costs will include amortization of $0.2 million of prior service credit from stockholders’ equity.
The reconciliation of beginning and ending balances of benefit obligations under, fair value of assets of, and the funded status of, our postretirement plans is set forth in the following table:

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Postretirement Benefits at December 31,
	2011		2012
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Changes in Benefit Obligation:
Net benefit obligation at beginning of year	$14,475	$17,773	$14,316	$17,592
Service cost	—	178	—	183
Interest cost	583	1,064	497	1,024
Foreign currency exchange rates	—	(1,791)	—	(157)
Actuarial (gain) loss	(219)	1,625	60	541
Gross benefits paid	(523)	(1,257)	(1,367)	(1,165)
Plan amendment	—	—	—	1,170
Net benefit obligation at end of year	$14,316	$17,592	$13,506	$19,188
Changes in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contributions	523	1,257	1,367	1,165
Gross benefits paid	(523)	(1,257)	(1,367)	(1,165)
Fair value of plan assets at end of year	$—	$—	$—	$—
Funded status:	$(14,316)	$(17,592)	$(13,506)	$(19,188)
Amounts recognized in accumulated other comprehensive loss:
Prior service credit	$—	$2,354	$—	$2,208
Amounts recognized in the statement of financial position:
Current liabilities	$(1,512)	$(1,077)	$(1,394)	$(1,132)
Non-current liabilities	(12,803)	(16,515)	(12,112)	(18,056)
Net amount recognized	$(14,315)	$(17,592)	$(13,506)	$(19,188)
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

	Postretirement Benefit Obligations At December 31,
	2011	2012
Weighted average assumptions to determine benefit obligations:
Discount rate	4.94%	4.44%
Health care cost trend on covered charges:
Initial	7.68%	7.52%
Ultimate	5.71%	5.94%
Years to ultimate	4	4

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Postretirement Benefit Costs At December 31,
	2011	2012
Weighted average assumptions to determine net cost:
Discount rate	5.52%	4.94%
Health care cost trend on covered charges:
Initial	6.68%	7.68%
Ultimate	5.66%	5.71%
Years to ultimate	1	3
Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement benefits. A one-percentage point change in assumed health care cost trend rates would have the following effects at December 31, 2012:

	One Percentage Point Increase		One Percentage Point Decrease
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Effect on total service cost and interest cost components	$4	$137	$(2)	$(111)
Effect on benefit obligations	$145	$1,190	$(111)	$(979)
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
The following table represents projected future postretirement cash flow by year:

	U.S.	Foreign
	(Dollars in thousands)
Expected contributions in 2013:
Expected employer contributions	$1,394	$1,132
Expected employee contributions	—	—
Estimated future benefit payments reflecting expected future service for the years ending December 31:
2013	1,394	1,132
2014	1,365	1,136
2015	1,303	1,138
2016	1,236	1,127
2017	1,139	1,149
2018-2022	4,239	5,941
Other Non-Qualified Benefit Plans
Since January 1, 1995, we have established various unfunded, non-qualified supplemental retirement and deferred compensation plans for certain eligible employees. We established benefits protection trusts (collectively, the “Trust”) to partially provide for the benefits of employees participating in these plans. As of December 31, 2011 and December 31, 2012, the Trust had assets of approximately $4.2 million and $4.3 million, respectively, which are included in other assets on the Consolidated Balance Sheets. These assets include 76,095 shares of common stock that we contributed to the Trust. These shares, if later sold, could be used for partial funding of our future obligations under

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

certain of our compensation and benefit plans. The shares held in Trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be sold or otherwise used for funding purposes.
Savings Plan
Our employee savings plan provides eligible employees the opportunity for long-term savings and investment. The plan allows employees to contribute up to 5% of pay as a basic contribution and an additional 45% of pay as supplemental contribution. For 2010, 2011, and 2012 we contributed on behalf of each participating employee, in units of a fund that invests entirely in our common stock, 100% on the first 3% contributed by the employee and 50% on the next 2% contributed by the employee. We contributed 175,530 shares in 2010, resulting in an expense of $2.7 million; 186,237 shares in 2011, resulting in an expense of $3.3 million; and 433,496 shares in 2012, resulting in an expense of $4.6 million.

(13)	Management Compensation and Incentive Plans
Stock-Based Compensation
We have historically maintained several stock incentive plans. The plans permitted the granting of options, restricted stock and other awards. As of December 31, 2012, the aggregate number of shares authorized under the plans since their initial adoption was 23,300,000. Shares issued upon vesting of awards or exercise of options are new share issuances. Upon the vesting or payment of stock awards, an employee may elect receipt of the full share amount and either pay the resulting taxes or sell shares in the open market to cover the tax obligation. We sometimes elect to purchase these shares rather than allow them to be sold in the open market.
Stock-Based Compensation
We recognized $7.4 million, $8.9 million, and $9.6 million in stock-based compensation expense in 2010, 2011 and 2012, respectively. A majority of the expense, $6.8 million, $7.9 million, and $8.7 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statements of Income, with the remainder recorded as cost of sales and research and development. We expect our stock-based compensation expense to approximate $11.3 million in 2013.
As of December 31, 2012, the total compensation expense related to non-vested restricted stock and stock options not yet recognized was $21.4 million which will be recognized over the weighted average life of 1.8 years.
In November 2012, the 2012 Long-Term Incentive Plan (“2012 LTIP”) under our 2005 Equity Incentive Plan was approved. Under 2012 LTIP we granted 415,400 stock options with an exercise price of $9.51; 318,100 restricted share units; and up to 1,052,200 performance shares, which represent the right to receive shares contingent upon the achievement of one or more performance measures. The options vest as to 1/3 of the grant on each of the next three grant date anniversaries and expire 10 years from the grant date. The restricted share units vest as to 1/3 of the grant on each of the next three grant date anniversaries. Performance shares are earned based on our ranking of return on average invested capital and earnings per share growth compared to a target peer group for a three year period beginning January 1, 2013. Compensation for performance shares can fluctuate based on our relative performance to the peer group as well as how we perform to the targets. Performance shares earned will vest on March 31, 2016, provided the participant is still employed by us on that date.
Accounting for Stock-Based Compensation
Restricted Stock and Performance Shares. Compensation expense for restricted stock and performance share awards is based on the closing price of our common stock on the date of grant, less our assumptions of dividend yield and expected forfeitures or cancellations of awards throughout the vesting period, which generally range between one and three years. The weighted average grant date fair value of restricted stock and performance shares was approximately $16.37 and $10.08 per share at December 31, 2011 and 2012, respectively.
Restricted stock and performance share awards activity under the plans for the year ended December 31, 2012, was:

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2012	1,725,158	$15.82
Granted	964,906	10.08
Vested	(523,713)	13.99
Forfeited/canceled/expired	(314,432)	16.10
Outstanding at December 31, 2012	1,851,919	$13.30
During 2012, we granted 964,906 shares of restricted stock and performance shares to certain directors, officers and employees at prices ranging from $9.51 to $16.75. Of the total shares granted, 377,670 will vest over a three year period, with one-third of the shares vesting on the anniversary date of the grant in each of the next three years. An additional 543,000 shares will vest over a 39 month period, subject to performance multipliers, based on company performance against a peer group. The remaining 44,236 shares vest over a period of one year. Unvested shares granted to each employee also vest upon the occurrence of a change in control, as defined. Unvested shares are forfeited based on the terms of the award.
Stock Options. Compensation expense for stock options is based on the estimated fair value of the option on the date of the grant. We calculate the estimated fair value of the option using the Black-Scholes option-pricing model. During 2010, we granted 252,900 options to certain of our directors, officers and employees. The weighted-average fair value of the options granted in 2010 was $11.57. During 2011, we granted 420,460 options to certain of our officers and employees. The weighted-average fair value of the options granted in 2011 was $10.71. During 2012, we granted 441,700 options to certain of our officers and employees.The weighted-average fair value of the options granted in 2012 was $9.82. The weighted average assumptions used in our Black-Scholes option-pricing model for options granted in 2010, 2011 and 2012 are:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2011	For the Year Ended December 31, 2012
Dividend yield	—%	—%	—%
Expected volatility	64.53% - 69.76%	57.75% - 58.83%	55.33-57.32
Risk-free interest rate	1.43% - 3.08%	0.85% - 2.24%	0.66% - 0.90%
Expected term in years	6 years	6 years	6 years

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
Stock option activity under the plans for the year ended December 31, 2012 was:

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2012	1,327,087	$13.15
Granted	441,700	9.82
Exercised	(21,471)	7.35
Forfeited/canceled/expired	(17,167)	15.49
Outstanding at December 31, 2012	1,730,149	$12.35
Options outstanding at December 31, 2012, have a weighted average remaining contractual life of 7.3 years, a weighted average remaining vesting period of 1.6 years, and an aggregate intrinsic value of $0.7 million. The intrinsic value of options exercised for the year ended December 31, 2012 was $0.1 million.

Stock options outstanding and exercisable under our plans at December 31, 2012 are:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$2.83	-	$22.57	1,730,149	7.3	$12.35	948,662	$12.44

At December 31, 2012, we have 1,301,875 options vested and expected to vest in the next year. Options exercisable at December 31, 2012, have a weighted-average contractual life of 5.6 years and an aggregate intrinsic value of $0.7 million.
Incentive Compensation Plans
We have a global incentive program for our worldwide salaried and hourly employees, the Incentive Compensation Program (the “ICP”), which includes a shareholder-approved executive incentive compensation plan. The ICP is based primarily on earnings before income taxes and achieving cash flow targets and, to a lesser extent, strategic targets. The balance of our accrued liability for ICP was $0.5 million at December 31, 2011 and $7.1 million at December 31, 2012.

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

Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the reserve for 2011 and 2012 are as follows:

(Dollars in Thousands)
Balance at December 31, 2011	$1,531
Product warranty charges/adjustments	461
Payments and settlements	(507)
Balance at December 31, 2012	$1,485

(15)	Income Taxes

The following table summarizes the U.S. and non-U.S. components of income (loss) before provision (benefit) for income taxes:

	For the Year Ended December 31,
	2010	2011	2012
	(Dollars in thousands)
U.S.	$32,539	$32,877	$29,422
Non-U.S.	141,026	110,414	105,065
	$173,565	$143,291	$134,487

Income tax expense (benefit) consists of the following:

	For the Year Ended December 31,
	2010	2011	2012
	(Dollars in thousands)
U.S income taxes:
Current	$6,307	$16,988	$(6,529)
Deferred	(29,060)	(46,379)	4,543
	(22,753)	(29,391)	(1,986)
Non-U.S. income taxes:
Current	21,638	18,173	12,371
Deferred	20	1,325	6,462
	21,658	19,498	18,833
Total income tax expense (benefit)	$(1,095)	$(9,893)	$16,847
Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before provision (benefit) for income taxes as set forth in the following table:

	For the Year Ended December 31,
	2010	2011	2012
	(Dollars in thousands)
Tax at statutory U.S. federal rate	$60,748	$50,152	$47,071
U.S. valuation allowance, net	(42,393)	(45,989)	(1,800)
State taxes, net of federal tax benefit	337	474	593
U.S. tax return adjustments to estimated taxes	3,311	(455)	(1,612)
Non-controlling interest gain	(3,345)	—	—
Nondeductible expenses acquisition costs	5,324	—	—
Establishment (resolution) of uncertain tax positions	(1,151)	1,507	(8,118)
Adjustment for foreign income taxed at different rates	(19,107)	(14,450)	(15,553)
Non-U.S. tax exemptions, holidays and credits	(4,781)	(2,535)	(4,259)
Other	(38)	1,403	524
Total income tax expense (benefit)	$(1,095)	$(9,893)	$16,846
The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2011, and December 31, 2012 are set forth in the following table:

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	At December 31,
	2011	2012
	(Dollars in thousands)
Deferred tax assets:
Postretirement and other employee benefits	$48,209	$51,646
Foreign tax credit and other carryforwards	57,428	54,102
Capitalized research and experimental costs	1,712	999
Environmental reserves	3,935	4,057
Inventory adjustments	11,202	13,365
Capital loss	3,226	3,222
Other	7,148	9,052
Total gross deferred tax assets	132,860	136,443
Less: valuation allowance	(25,509)	(26,312)
Total deferred tax assets	107,351	110,131
Deferred tax liabilities:
Fixed assets	$90,552	$102,568
Debt discount amortization	12,563	9,720
Inventory	5,575	9,531
Unrealized foreign currency exchange gain	560	80
Goodwill and acquired intangibles	13,240	11,299
Other	730	2,340
Total deferred tax liabilities	123,220	135,538
Net deferred tax liability	$15,869	$25,407
Deferred income tax assets and liabilities are classified on a net current and non-current basis within each tax jurisdiction. Net current deferred income tax assets are included in prepaid expenses and other current assets in the amount of $14.7 million at December 31, 2011 and $20.4 million at December 31, 2012. Net non-current deferred tax assets are separately stated as deferred income taxes in the amount of $7.9 million at December 31, 2011 and $6.2 million at December 31, 2012. Net current deferred tax liabilities are included in accrued income and other taxes in the amount of $6.3 million at December 31, 2011 and $10.0 million at December 31, 2012. Net non-current deferred tax liabilities are separately stated as deferred income taxes in the amount of $32.2 million at December 31, 2011 and $42.0 million at December 31, 2012.
We continue to assess the need for valuation allowances against deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Examples of positive evidence would include a strong earnings history, an event or events that would increase our taxable income through a continued reduction of expenses, and tax planning strategies that would indicate an ability to realize deferred tax assets. In circumstances where the significant positive evidence does not yet outweigh the negative evidence in regards to whether or not a valuation allowance is required, we have maintained valuation allowances on those deferred tax assets.
Valuation allowance activity for the years ended December 31, 2010, 2011 and 2012 is as follows:

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended December 31,
	2010	2011	2012
	(Dollars in thousands)
Balance at January 1	$106,831	$74,945	$25,509
(Credited) / charged to income	(11,366)	(49,403)	(1,800)
Acquisition accounting	(30,333)	—	—
Translation adjustment	528	(391)	(52)
Changes attributable to movement in underlying assets	9,397	358	2,655
Other	(112)	—	—
Balance at December 31	$74,945	$25,509	$26,312
We have total foreign tax credit carryforwards of $27.7 million at December 31, 2012. Of these tax credit carryforwards, $none expire in 2013, $0.3 million expires in 2014, $3.7 million expires in 2015 and $23.7 million expires in 2016.
In addition, we have state carryforwards on a gross tax affected basis of $13.5 million, which can be carried forward from 5 to 20 years. Prior to 2011, a full valuation allowance position existed on state net operating loss ("NOL") carryforward deferred tax assets. We have assessed the need for valuation allowances against deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance, including existing level of profitability and recently available projections of future taxable income, which are comparable with current year results.
Based on this assessment, we released valuation allowances of $1.8 million in 2012, relating to the state NOL carryforwards that are expected to be utilized in future years. The remaining NOL carryforwards an our other state deferred tax assets, including tax credits, will continue to have a valuation allowance.
The amount of state net operating loss carryforwards reflected in the table above has been reduced by $0.6 million as a result of unrealized stock option deductions.
We have non-U.S. loss and tax credit carryforwards on a gross tax effected basis of $13.2 million, which can be carried forward from 10 years to indefinitely.
As of December 31, 2012, we had unrecognized tax benefits of $9.8 million, the $5.7 million of which, if recognized, would have a favorable impact on our effective tax rate. We have elected to report interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties were $0.3 million as of December 31, 2010, $0.6 million as of December 31, 2011 and $1.0 million as of December 31, 2012. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2010	2011	2012
	(Dollars in thousands)
Balance at January 1	$20,656	$13,719	$16,788
Additions based on tax positions related to the current year	—	—	90
Additions for tax positions of prior years	15,205	3,910	4,643
Reductions for tax positions of prior years	(20,660)	(165)	(11,019)
Lapse of statutes of limitations	(1,183)	(627)	(163)
Settlements	—	—	(576)
Foreign currency impact	(299)	(49)	6
Balance at December 31	$13,719	$16,788	$9,769
We anticipate that $6.3 million of the amount of unrecognized tax benefits may be reversed within the next twelve months due to settlements and the expiration of statutes of limitation.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. All U.S. tax

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

years prior to 2010 are generally closed by statute or have been audited and settled with the domestic tax authorities. We have one issue outstanding from the 2008 federal audit, which is under appeals. We are also under audit in Switzerland for federal, cantonal, and communal taxes for the tax years ended 2006 - 2009. All other non-U.S. jurisdictions are still open to examination beginning after 2007.

We have not provided for U.S. income taxes or foreign withholding taxes on the differences between the financial reporting basis in our foreign investments, and the tax in such investments, which are considered to be permanently reinvested as of December 31, 2012 (excluding Previously Taxed Income). Any outside basis difference would be taxable upon the sale or liquidation of the foreign subsidiaries, or upon the remittance of dividends. The measurement of the unrecognized U.S. income taxes, if any, that may be associated with these outside basis differences, is not practicable.

(16)	Earnings Per Share

The following table shows the information used in the calculation of our basic and diluted earnings per share as of December 31:

	At December 31,
	2010	2011	2012
	(Dollars in thousands)
Weighted average common shares outstanding for basic calculation	122,620,950	145,156,045	138,551,804
Add: Effect of stock options and restricted stock	831,615	1,246,241	1,148,300
Weighted average common shares outstanding for diluted calculation	123,452,565	146,402,286	139,700,104
Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of stock options covering 453,700 shares in 2010, 226,897 shares in 2011 and 865,844 shares in 2012, as the exercise prices were greater than the weighted average market price of our common stock for that period.
During 2012, we repurchased, in the open market, ten million shares under a previously announced share repurchase program authorized by the Board of Directors. These share repurchases represented a financing cash outflow of $101.7 million for 2012. These share repurchases decreased the weighted average shares outstanding by 5.6 million shares for 2012.

(17)	Accumulated Other Comprehensive Loss

The balance in our accumulated other comprehensive loss is set forth in the following table:

	For year ended December 31,
	2011	2012
	(Dollars in thousands)
Foreign currency translation adjustments	$271,282	$281,211
Commodities and foreign currency derivatives, net of tax of $1,714 and ($25), respectively	(9,345)	(533)
Total accumulated comprehensive loss	$261,937	$280,678

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2012.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

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
The following table sets forth information with respect to our current executive officers and directors, including their ages, as of February 15, 2013. There are no family relationships between any of our executive officers.

Name	Age	Position
Craig S. Shular	60	Chief Executive Officer, President, and Chairman of the Board
Lindon G. Robertson	51	Vice President and Chief Financial Officer
Petrus J. Barnard	63	Vice President and President, Industrial Materials
Joel L. Hawthorne	48	Vice President and President, Engineered Solutions
John D. Moran	54	Vice President and General Counsel, Secretary

Executive Officers

Craig S. Shular, age 60, was elected Chairman of the Board in February 2007. He became Chief Executive Officer and a director of GrafTech in January 2003 and has served as President since May 2002. Mr. Shular also served as the interim Chief Financial Officer from December 2005 until May 2006 and again from April through July 2011. From 1976 through 1998, Mr. Shular held various financial, production, sales and senior business management positions at Union Carbide Corporation. He entered Union Carbide's Management Development Program with its Carbon Products Division (GrafTech's predecessor) after which Mr. Shular moved to Union Carbide's Corporate Group and held several senior positions in the areas of business management, sales and marketing, operations, government relations, corporate internal audits, international finance, and accounting, serving assignments in Hong Kong, Indonesia, Singapore, Europe and the United States. Mr. Shular joined GrafTech as its Vice President and Chief Financial Officer in January 1999, and assumed the additional duties of Executive Vice President, Electrode Sales and Marketing in February 2000 until August 2001. From August 2001 to May 2002, he served as Executive Vice President of GrafTech's largest business-Graphite Electrodes. From May 2002 through December 2002, Mr. Shular served as Chief Operating Officer. Mr. Shular is a Certified Public Accountant, graduating from The State University of New York at Buffalo in 1974 with a Bachelor of Science degree in Business/Marketing, cum laude, and received a degree of Master of Business Administration with honors (concentration in Finance/Accounting) from the same institution in 1976. Mr. Shular is a director of Materion Corporation, a NYSE listed company and international producer and supplier of high-performance engineered materials, and serves on the Board of Directors of Junior Achievement of Greater Cleveland.

Lindon G. Robertson, age 51, became Vice President and Chief Financial Officer in July 2011. He joined GrafTech from IBM Corporation (IBM), where he had a twenty-seven year career in finance and international business. During his tenure at IBM, Mr. Robertson held multiple senior financial leadership roles, including responsibility for IBM's hardware business. He also held international assignments in China and Japan, totaling 10 years. Mr. Robertson has an undergraduate degree in accounting from the University of Texas, an MBA from the University of North Carolina and holds a Certified Public Accountant license from the State of North Carolina.

Petrus J. Barnard, age 63, became President of Industrial Materials in February 2008, and became a Vice President in April 2005. He was the President of Graphite Electrodes from April 2005 until January 2008. From April 2003 to March 2005 he served as President, Advanced Carbon Materials. He served as Executive Vice President, Graphite Power Systems, from March 2000 to March 2003. He began his career with us in 1972 when he joined our South Africa subsidiary where he served as Managing Director from 1991 to 1994. From November 1994 to September 1997, he was the Director of Operations for Europe and South Africa, based in France. In 1997 through 2000, he was the

Director of Operations for the Americas. He is a graduate of University of Potchefstroom-South Africa with a B.S. Sciences degree and an MBA. He also holds a Ph.D. from Rand Afrikaans University.

Joel L. Hawthorne, age 48, became President, Engineered Solutions in March 2011. Mr. Hawthorne joined GrafTech as Director of Investor Relations in August 1999. In January 2001, he was appointed Director of Electrode Sales & Marketing, Americas and, in October 2005, he was appointed Director Worldwide Marketing and Americas Sales. In January 2009, he was appointed Vice President, Global Marketing & Sales for Industrial Materials with responsibility for all aspects of worldwide marketing and sales for the segment. Mr. Hawthorne holds a Bachelor of Science degree (accounting) and a Master of Science degree (business education) from the University of Akron.

John D. Moran, age 54, became Vice President and General Counsel, Secretary in April 2009. He joined GrafTech in May 2006 as Deputy General Counsel. From December 1996 to April 2006, he was employed by Corrpro Companies, Inc. serving as General Counsel, Senior Vice President & Secretary. He was in-house Counsel and Corporate Secretary for Sealy Corporation between January 1987 and December 1996. From 1984 through 1987 he was a tax accountant with Grant Thornton and became a Certified Public Accountant. He received a Bachelor of Business Administration in 1980 and Juris Doctorate in 1983 from Cleveland State University.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)Financial Statements
See Index to Consolidated Financial Statements at page 63 of this Report.

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

3.1.0(23)	Amended and Restated Certificate of Incorporation of GrafTech International Ltd. Dated November 30, 2010.
3.2.0(23)	Amended and Restated By-Laws of GrafTech International Ltd. dated November 30, 2010.
3.2.0(29)	Amendment, dated September 30, 2012, to Amended and Restated By-Laws of GrafTech International Ltd. dated November 30, 2010.
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

10.1.2(28)
Amended and Restated Credit Agreement dated as of April 20, 2012, among GrafTech International Ltd., GrafTech Finance Inc., GrafTech Switzerland S.A., GrafTech Luxembourg I S.à.r.l. and GrafTech Luxembourg II S.à.r.l.; the LC Subsidiaries (as defined therein) from time to time party thereto; and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender (as defined therein).

10.1.3(26)
Reaffirmation Agreement dated as of October 7, 2011 among GrafTech International Ltd., GrafTech Finance Inc., GrafTech Switzerland, S.A., the Subsidiaries party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent.

10.1.4(28)
Second Amended and Restated Guarantee Agreement dated as of April 20, 2012, made by GrafTech International Ltd., GrafTech Finance Inc., and the other subsidiaries of GrafTech International Ltd. from time to time party thereto, in favor of JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein).

10.1.5(28)
European Guarantee and Luxembourg Security Agreement dated as of April 20, 2012, made by GrafTech Luxembourg I S.à.r.l., GrafTech Luxembourg II S.à.r.l. and GrafTech Switzerland S.A., in favor of JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein).

10.1.6(28)
Second Amended and Restated Security Agreement dated as of April 20, 2012, made by GrafTech International Ltd., GrafTech Finance Inc., and the other subsidiaries of GrafTech International Ltd. from time to time party thereto, in favor of JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein).

10.1.7(28)
Second Amended and Restated Indemnity, Subrogation and Contribution Agreement dated as of April 20, 2012, among GrafTech International Ltd., GrafTech Finance Inc., each of the other Domestic Subsidiaries (as defined therein) from time to time party thereto, and JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein).

10.1.8(28)
Second Amended and Restated Pledge Agreement dated as of March 26, 2012, among GrafTech International Ltd., GrafTech Finance Inc., the other subsidiaries of GrafTech International Ltd. from time to time party thereto, and JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein).

10.1.9(28)	Amended and Restated Pledge Agreement dated as of March 26, 2012, by GrafTech Switzerland S.A. in favor of JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein).
10.1.10(28)	Pledge Agreement dated as of March 26, 2012, by GrafTech Luxembourg I S.à.r.l. in favor of JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein).

Exhibit Number	Description of Exhibit
10.1.11(28)	Pledge Agreement dated as of March 30, 2012, by GrafTech Luxembourg II S.à.r.l. in favor of JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein).
10.1.12(21)
Amended and Restated Intellectual Property Security Agreement dated as of April 28, 2010 made by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., and the other subsidiaries of GrafTech International Ltd. from time to time party thereto, in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.

10.1.13(21)	Swiss Security Agreement dated April 28, 2010 between GrafTech Switzerland S.A., as Assignor, and JPMorgan Chase Bank, N.A., as Assignee.
10.1.14(26)
Confirmation and Amendment Agreement dated 7 October 2011 relating to the Swiss Security Agreement dated April 28, 2010 between Graftech Switzerland SA as Assignor and JPMorgan Chase Bank, N.A. as Assignee.

10.1.15(28)
Second Confirmation and Amendment Agreement dated as of April 20, 2012, relating to the Swiss Security Agreement dated April 28, 2010 between GrafTech Switzerland S.A., as Assignor and JPMorgan Chase Bank, N.A. as Assignee.

10.1.16(21)
Form of LC Subsidiary Agreement among GrafTech Finance Inc. or GrafTech Switzerland S.A., as the Applicable Borrower, the applicable LC Subsidiary and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.1.17(31)
Second Amendment as of October 29, 2012 of the Amended and Restated Credit Agreement dated as of April 20, 2012, among GrafTech International Ltd., GrafTech Finance Inc., GrafTech Switzerland S.A., GrafTech Luxembourg I S.à.r.l. and GrafTech Luxembourg II S.à.r.l.; the LC Subsidiaries (as defined therein) from time to time party thereto; and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender (as defined therein).

10.2.0(8)	Form of Restricted Stock Unit Agreement.
10.3.0(14)	Forms of Restricted Stock Agreement (2005 LTIP Version).
10.4.0(19)	Form of Long Term Incentive Plan Award Agreement (2009 Version)
10.4.1(27)	Form of Long Term Incentive Plan Award Agreement (2010 Version)
10.4.2(27)	Form of Long Term Incentive Plan Award Agreement (2011 Version)
10.4.3(31)	Form of Long Term Incentive Plan Award Agreement (2012 Version)
10.5.0(9)	GrafTech International Ltd. Management Stock Incentive Plan (Senior Version) as amended and restated through July 31, 2003.
10.6.0(10)	GrafTech International Ltd. Incentive Compensation Plan, effective January 1, 2003.
10.6.1(16)	Amendment No. 1 GrafTech International Ltd. Incentive Compensation Plan dated December 29, 2008.
10.7.0(11)	Form of Restricted Stock Agreement (Standard Form).
10.8.0(16)	GrafTech International Holdings Inc. Compensation Deferral Program as amended and restated (December 29, 2008).
10.9.0(27)	Amended and Restated GrafTech International Ltd. 2005 Equity Incentive Plan.
10.10.0(8)	Form of Severance Compensation Agreement for senior management (U.S. 2.99 Version).
10.10.1(16)	Form of IRS 409A Amendment to Severance Compensation Agreement for senior management (December 2008 U.S. 2.99 Version).
10.10.2(25)	Form of Severance Compensation Agreement for senior management (U.S. 2.99 Version – Revised)
10.11.0(8)	Form of Severance Compensation Agreement for senior management (December 2008 International 2.99 Version).
10.11.1(16)	Form of IRS 409A Amendment to Severance Compensation Agreement for senior management (December 2008 International 2.99 Version).
10.12.0(14)	Form of Non-qualified Stock Option Agreement
10.13.0(24)
Agreement effective as of January 1, 2011 between and among ConocoPhillips Company and GrafTech International Holdings Inc. and Graftech Switzerland S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC).

Exhibit Number	Description of Exhibit
10.13.1(24)
Agreement effective as of January 1, 2011 among ConocoPhillips Limited (successor to ConocoPhillips (I.K.) Limited) and Graftech Switzerland S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC).

10.14.1(14)	Form of Terms and Conditions of Sale to standard contract of sale (2007 revision)
10.15.0(13)
Technology License Agreement, dated as of December 5, 2006, among GrafTech International Ltd., UCAR Carbon Company Inc., Alcan France, and Carbone Savoie (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.16.0(24)	Form of Indemnification Agreement with Directors and Executive Officers.
10.17.0(18)	Executive Incentive Compensation Plan
10.18.0(23)	Form of Senior Subordinated Promissory Note. issued pursuant to April 28, 2010 Agreements and Plans of Merger.
10.19.0(23)
Form of Registration Rights and Stockholders’ Agreement, dated as of November 30, 2010, by and among GrafTech International Ltd. and each of the stockholders party thereto entered into pursuant to April 28, 2010 Agreements and Plans of Merger.

10.20.0(30)	Indenture, dated November 20, 2012, among GrafTech International Ltd., the Subsidiary Guarantors and U.S. Bank National Association, as Trustee.
10.21.0(30)	Registration Rights Agreement, dated November 20, 2012, among GrafTech Interantional Ltd., the Subsidiary Guarantors and J.P.Morgan Securities LLC, as Representative.
21.1.0(31)	List of subsidiaries of GrafTech International Ltd.
23.1.0(31)	Consent of PricewaterhouseCoopers LLP.
24.1.0(31)	Powers of Attorney. (Included on Signatures pages)
31.1.0(31)	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer and President.
31.2.0(31)	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Lindon G. Robertson, Vice President and Chief Financial Officer.
32.1.0(31)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President.
32.2.0(31)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Lindon G. Robertson, Vice President and Chief Financial Officer.
101	INS XBRL Instance Document
101	SCH XBRL Taxonomy Extension Schema Document
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101	DEF XBRL Taxonomy Extension Definition Linkbase Document
101	LAB XBRL Taxonomy Extension Label Linkbase Document
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement of GrafTech International Ltd. and GrafTech Global Enterprises Inc. on Form S-1 (Registration No. 33-84850).

(2)	Incorporated by reference to the Quarterly Report of the registrant on Form l0-Q for the quarter ended March 31, 1996 (File No. 1-13888).

(3)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1998 (File No. 1-13888).

(4)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13888).

(5)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2001 (File No. 1-3888).

(6)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2004 (File No. 1-13888).

(7)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-13888).

(8)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2005 (File No. 1-13888).

(9)	Incorporated by reference to the Registration Statement of the registrant on Form S-3 (Registration No. 333-108039).

(10)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-13888).

(11)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on September 6, 2005 (File No. 1-13888).

(12)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13888).

(13)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2006 (File No. 1-13888).

(14)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2007 (File No. 1-13888).

(15)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-13888).

(16)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2008 (File No. 1-13888).

(17)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-13888).

(18)	Incorporated by reference to the Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders of the registrant (File No. 1-13888).

(19)	Incorporated by reference to the Annual Report of GrafTech International Ltd. on Form 10-K for the year ended December 31, 2009 (File No. 1-13888).

(20)	Incorporated by reference to Amendment No. 1 to the Annual Report of GrafTech International Ltd. on Amendment No.1 to Form 10-K for the year ended December 31, 2009 (File No. 1-13888).

(21)	Incorporated by reference to the Registration Statement of GrafTech Holdings Inc. on Form S-4 (Registration No. 167446) filed June 10, 2010.

(22)	Incorporated by reference to Amendment No. 1 to the Registration Statement of GrafTech Holdings Inc. on Form S-4 (Registration No. 167446) filed August 19, 2010.

(23)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on November 30, 2010 (File No. 1-13888).

(24)	Incorporated by reference to the Annual Report of GrafTech International Ltd. on Form 10-K for the year ended December 31, 2010 (File No. 1-13888).

(25)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 1-13888).

(26)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-13888).

(27)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2011 (File No. 1-13888).

(28)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-13888).

(29)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-13888).

(30)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on November 20, 2012 (File No. 1-13888).

(31)	Filed herewith.

EXHIBIT INDEX

The exhibits listed in the following table have been filed with this Report.

Exhibit Number	Description of Exhibit

10.1.17
Second Amendment as of October 29, 2012 of the Amended and Restated Credit Agreement dated as of April 20, 2012, among GrafTech International Ltd., GrafTech Finance Inc., GrafTech Switzerland S.A., GrafTech Luxembourg I S.à.r.l. and GrafTech Luxembourg II S.à.r.l.; the LC Subsidiaries (as defined therein) from time to time party thereto; and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender (as defined therein).

10.4.3	Form of Long Term Incentive Plan Award Agreement (2012 Version)

21.1.0	List of subsidiaries of GrafTech International Ltd.

23.1.0	Consent of PricewaterhouseCoopers LLP

24.1.0	Powers of Attorney (Included on Signatures pages)

31.1.0	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer and President.

31.2.0	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Lindon G. Robertson, Vice President and Chief Financial Officer .

32.1.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President.

32.2.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Lindon G. Robertson, Vice President and Chief Financial Officer .

101	INS XBRL Instance Document

101	SCH XBRL Taxonomy Extension Schema Document

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF XBRL Taxonomy Extension Definition Linkbase Document

101	LAB XBRL Taxonomy Extension Label Linkbase Document

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.

February 26, 2013	By:	/s/ CRAIG S. SHULAR
Craig S. Shular
	Title:	Chief Executive Officer, President, and Chairman of the Board

	By:	/s/ LINDON G. ROBERTSON
Lindon G. Robertson
	Title:	Vice President and Chief Financial Officer
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

Signatures	Title	Date

/s/ CRAIG S. SHULAR	Chief Executive Officer, President, and Chairman of the Board (Principal Executive Officer)	February 26, 2013
Craig S. Shular
/s/ LINDON G. ROBERTSON	Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2013
Lindon G. Robertson
/s/ RANDY W. CARSON	Director	February 26, 2013
Randy W. Carson
/s/ MARY B. CRANSTON	Director	February 26, 2013
Mary B. Cranston
/s/ HAROLD E. LAYMAN	Director	February 26, 2013
Harold E. Layman
/s/ FERRELL P. MCCLEAN	Director	February 26, 2013
Ferrell P. McClean
/s/ NATHAN MILIKOWSKY	Director	February 26, 2013
Nathan Milikowsky
/s/ MICHAEL C. NAHL	Director	February 26, 2013
Michael C. Nahl
/s/ STEVEN R. SHAWLEY	Director	February 26, 2013
Steven R. Shawley