Form 10-Q
period 2013-03-31
GRAFTECH INTERNATIONAL LTD
filed 2013-04-25
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of April 15, 2013, 134,868,616 shares of common stock, par value $.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	As of December 31, 2012	As of March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$17,317	$11,304
Accounts and notes receivable, net of allowance for doubtful accounts of $7,573 as of December 31, 2012 and $6,336 as of March 31, 2013	236,429	188,761
Inventories	513,065	538,222
Prepaid expenses and other current assets	56,190	58,087
Total current assets	823,001	796,374
Property, plant and equipment	1,532,359	1,537,488
Less: accumulated depreciation	698,452	705,785
Net property, plant and equipment	833,907	831,703
Deferred income taxes	6,157	5,876
Goodwill	498,261	497,681
Other assets	136,589	130,513
Total assets	$2,297,915	$2,262,147
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128,120	$94,437
Short-term debt	8,426	2,102
Accrued income and other taxes	30,923	28,682
Supply chain financing liability	26,962	12,659
Other accrued liabilities	50,953	58,784
Total current liabilities	245,384	196,664

Long-term debt	535,709	551,886
Other long-term obligations	125,005	121,587
Deferred income taxes	41,966	38,301
Contingencies – Note 12
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 225,000,000 shares authorized, 150,869,227 shares issued as of December 31, 2012 and 151,356,901 shares issued as of March 31, 2013	1,509	1,516
Additional paid-in capital	1,812,592	1,816,133
Accumulated other comprehensive loss	(280,678)	(284,454)
Retained earnings	66,884	71,094
Less: cost of common stock held in treasury, 16,418,710 shares as of December 31, 2012 and 16,503,525 shares as of March 31, 2013	(249,487)	(249,656)
Less: common stock held in employee benefit and compensation trusts, 76,095 shares as of December 31, 2012 and 73,522 shares as of March 31, 2013	(969)	(924)
Total stockholders’ equity	1,349,851	1,353,709
Total liabilities and stockholders’ equity	$2,297,915	$2,262,147
 See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2013
CONSOLIDATED STATEMENTS OF INCOME
Net sales	$240,938	$253,727
Cost of sales	174,007	205,177
Gross profit	66,931	48,550
Research and development	4,199	3,093
Selling and administrative expenses	38,725	29,713
Operating income	24,007	15,744

Other (income) expense, net	(3,423)	550
Interest expense	4,762	9,008
Interest income	(81)	(64)
Income before provision for income taxes	22,749	6,250

Provision for income taxes	5,220	2,040
Net income	$17,529	$4,210

Basic income per common share:
Net income per share	$0.12	$0.03
Weighted average common shares outstanding	143,795	134,646

Diluted income per common share:
Net income per share	$0.12	$0.03
Weighted average common shares outstanding	144,499	134,833

STATEMENTS OF COMPREHENSIVE INCOME
Net income	$17,529	$4,210
Other comprehensive income:
Foreign currency translation adjustments	9,848	(7,309)
Commodities and foreign currency derivatives, net of tax of $403 and ($307), respectively	1,680	3,533
Other comprehensive income (loss), net of tax:	11,528	(3,776)
Comprehensive income	$29,057	$434

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2013
Cash flow from operating activities:
Net income	$17,529	$4,210
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	16,087	20,376
Deferred income tax provision	(218)	(1,660)
Post-retirement and pension plan changes	796	1,141
Currency gains	(139)	23
Stock-based compensation	3,538	2,366
Interest expense	2,975	3,433
Insurance recoveries	4,007	—
Other charges, net	(6,447)	262
Increase in working capital*	(47,110)	(8,934)
Increase in long-term assets and liabilities	(6,392)	(3,218)
Net cash (used in) provided by operating activities	(15,374)	17,999
Cash flow from investing activities:
Capital expenditures	(31,424)	(13,156)
Proceeds from derivative instruments	3,623	2,181
Other	53	—
Net cash used in investing activities	(27,748)	(10,975)
Cash flow from financing activities:
Short-term debt reductions, net	(3,012)	(6,324)
Revolving Facility borrowings	100,000	66,000
Revolving Facility reductions	(47,000)	(52,500)
Principal payments on long-term debt	(97)	(99)
Supply chain financing	(5,262)	(14,304)
Proceeds from exercise of stock options	92	132
Purchase of treasury shares	(1,185)	(181)
Other	(127)	(5,647)
Net cash provided by (used in) financing activities	43,409	(12,923)
Net increase (decrease) in cash and cash equivalents	287	(5,899)
Effect of exchange rate changes on cash and cash equivalents	101	(114)
Cash and cash equivalents at beginning of period	12,429	17,317
Cash and cash equivalents at end of period	$12,817	$11,304

* Net change in working capital due to the following components:
Change in current assets:
Accounts and notes receivable, net	$72,481	$47,767
Inventories	(100,674)	(23,789)
Prepaid expenses and other current assets	(4,087)	(1,186)
Decrease in accounts payable and accruals	(14,610)	(36,596)
(Decrease) increase in interest payable	(220)	4,870
Increase in working capital	$(47,110)	$(8,934)

See accompanying Notes to Consolidated Financial Statements

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Organization and Summary of Significant Accounting Policies
A. Organization
GrafTech International Ltd. is one of the world’s largest manufacturers and providers of high quality synthetic and natural graphite and carbon based products. References herein to “GTI,” “we,” “our,” or “us” refer collectively to GrafTech International Ltd. and its subsidiaries. We have seven major product categories: graphite electrodes, refractory products, needle coke products, advanced electronics technologies, advanced graphite materials, advanced composite materials and advanced materials, which are reported in the following segments:
Industrial Materials includes graphite electrodes, refractory products, and needle coke products, and primarily serves the steel industry.
Engineered Solutions includes advanced electronics technologies, advanced graphite materials, advanced composite materials and advanced materials, and provides primary and specialty products to the advanced electronics, industrial, energy, transportation and defense industries.
B. Basis of Presentation
The interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). December 31, 2012 final position data included herein was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”) but does not include all disclosures required by GAAP. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the accompanying Notes, contained in the Annual Report.
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
C. New Accounting Standards
In February 2013, the FASB issued guidance on reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”). The guidance requires an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. We disclose our reclassifications within Footnote 14 "Derivative Instruments", as these are the only material reclassifications out of AOCI. This guidance was adopted by the Company retrospectively as of January 1, 2013. As the accounting standard only impacts disclosures, the new standard does not have an impact on the Company's financial position, results of operations, or cash flows.

(2)	Stock-Based Compensation
For the three months ended March 31, 2012 and 2013, we recognized $3.5 million and $2.4 million, respectively, in stock-based compensation expense. A majority of the expense, $3.2 million and $2.1 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statements of Income, with the remaining expenses recorded as cost of sales and research and development.
As of March 31, 2013, the total compensation cost related to non-vested restricted stock, performance shares and stock options not yet recognized was $18.5 million, which will be recognized over the weighted average life of 1.7 years.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock and Performance Shares
Restricted stock and performance share awards activity under the plans for the three months ended March 31, 2013 was:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested as of January 1, 2013	1,851,919	$13.30
Granted	90,542	8.77
Vested	(288,939)	15.90
Forfeited/canceled/expired	(70,821)	19.21
Outstanding unvested as of March 31, 2013	1,582,701	12.30

Stock Options
Stock option activity under the plans for the three months ended March 31, 2013 was:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of January 1, 2013	1,730,149	$12.35
Granted	5,200	9.74
Forfeited/canceled/expired	—	—
Exercised	(40,735)	4.29
Outstanding as of March 31, 2013	1,694,614	12.54

(3)	Earnings per Share
The following table shows the information used in the calculation of our share counts for basic and diluted earnings per share:

	For the Three Months Ended
	March 31,
	2012	2013
Weighted average common shares outstanding for basic calculation	143,795,454	134,645,729
Add: Effect of stock options and restricted stock	703,313	186,829
Weighted average common shares outstanding for diluted calculation	144,498,767	134,832,558
Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of stock options covering 461,197 shares in the three months ended March 31, 2012, as the exercise prices were greater than the weighted average market price of our common stock for that period. The weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of stock options covering 1,594,615 shares in the three months ended March 31, 2013 with exercise prices greater than the weighted average market price of our common stock for that period.

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
Engineered Solutions. The Engineered Solutions segment includes advanced electronics technologies, advanced graphite materials, advanced composite materials and advanced materials. Advanced electronics technologies products consist of electronic thermal management solutions, fuel cell components, and sealing materials. Advanced graphite materials are highly engineered synthetic graphite products used in many areas due to their unique properties and the ability to tailor them to specific solutions. These products are used in transportation, alternative energy, metallurgical, chemical, oil and gas exploration and various other industries. Advanced composite materials are highly engineered carbon products that are woven into various shapes to primarily support the aerospace and defense industries. Advanced materials use carbon and graphite powders as components or additives in a variety of industries, including metallurgical processing, battery and fuel cell components, and polymer additives.
We continue to evaluate the performance of our segments based on segment operating income. Intersegment sales and transfers are not material and the accounting policies of the reportable segments are the same as those for our Consolidated Financial Statements as a whole. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales.
The following tables summarize financial information concerning our reportable segments:

	For the Three Months Ended
	March 31,
	2012	2013
	(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$192,996	$208,777
Engineered Solutions	47,942	44,950
Total net sales	$240,938	$253,727
Segment operating income:
Industrial Materials	24,925	16,078
Engineered Solutions	(918)	(334)
Total segment operating income	$24,007	$15,744

Reconciliation of segment operating income to income before provision for income taxes
Other (income) expense, net	(3,423)	550
Interest expense	4,762	9,008
Interest income	(81)	(64)
Income before provision for income taxes	$22,749	$6,250

(5)	Other (Income) Expense, Net
Other income for the three months ended March 31, 2012, includes $4.0 million of insurance reimbursements for claims made related to flood damages incurred at our Clarksburg, West Virginia facility during 2011.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	Benefit Plans
The components of our consolidated net pension costs are set forth in the following table:

	For the Three Months Ended
	March 31,
	2012	2013
	(Dollars in thousands)
Service cost	$426	$489
Interest cost	2,150	1,985
Expected return on plan assets	(2,195)	(1,706)
Amortization of prior service cost	6	6
Net cost	$387	$774

The components of our consolidated net postretirement costs are set forth in the following table:

	For the Three Months Ended
	March 31,
	2012	2013
	(Dollars in thousands)
Service cost	$46	$28
Interest cost	381	331
Amortization of prior service benefit	(49)	(50)
Plan amendment	—	—
Net cost	$378	$309

(7)	Goodwill and Other Intangible Assets
We are required to review goodwill and indefinite-lived intangible assets annually for impairment. Goodwill impairment is tested at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
Our annual impairment test of goodwill was performed as of December 31, 2012. The estimated fair values of our reporting units were based on discounted cash flow models derived from internal earnings forecasts and assumptions. The assumptions and estimates used in these valuations incorporated the current and expected economic environment. Our model was based on our internally developed forecast and based on these valuations, the fair value substantially exceeded our net asset value. In addition, to the quantitative analysis, we qualitatively assessed our reporting units and we believe that the quantitative analysis supporting the fair value in excess of the carrying value is appropriate. However, a further significant deterioration in the global economic environment or in any of the input assumptions in our calculation could adversely affect the fair value of our reporting units and result in an impairment of some or all of the goodwill on the balance sheet.
During the three months ended March 31, 2013, there were no events or changes in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The changes in the carrying value of goodwill during the three months ended March 31, 2013 are as follows:

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total
(Dollars in Thousands)
Balance as of December 31, 2012	$498,261
Currency translation effect	(580)
Balance as of March 31, 2013	$497,681

The following table summarizes intangible assets with determinable useful lives by major category as of December 31, 2012 and March 31, 2013:

	As of December 31, 2012			As of March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
Patents	$3,520	$(1,617)	$1,903	$3,520	$(1,673)	$1,847
Trade name	7,900	(2,870)	5,030	7,900	(3,139)	4,761
Technological know-how	43,349	(12,554)	30,795	43,349	(14,061)	29,288
Customer –related intangible	110,798	(31,233)	79,565	110,798	(34,591)	76,207
Total finite-lived intangible assets	$165,567	$(48,274)	$117,293	$165,567	$(53,464)	$112,103
Amortization expense of intangible assets was $5.6 million and $5.2 million in the three months ended March 31, 2012 and March 31, 2013, respectively.

(8)	Long-Term Debt and Liquidity
The following table presents our long-term debt:

	As of December 31, 2012	As of March 31, 2013
	(Dollars in thousands)
Revolving Facility	$69,500	$83,000
Senior Notes	300,000	300,000
Senior Subordinated Notes	164,183	166,983
Other debt	2,026	1,903
Total	$535,709	$551,886

The fair value of long-term debt, which was determined using Level 2 inputs, was $546.3 million, versus a book value of $535.7 million as of December 31, 2012 and $563.7 million, versus a book value of $551.9 million as of March 31, 2013.
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
The financial covenants require us to maintain a minimum cash interest coverage ratio of 3.00 to 1.00 and a maximum senior secured leverage ratio of 2.25 to 1.00, subject to adjustment for certain events. As of March 31, 2013, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable.
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
Senior Subordinated Notes
On November 30, 2010, in connection with our acquisitions of Seadrift Coke L.P. and C/G Electrodes LLC, we issued Senior Subordinated Notes for an aggregate face amount of $200 million. These Senior Subordinated Notes are non-interest bearing and mature in 2015. Because these notes are non-interest bearing, we were required to record them at their present value (determined using an interest rate of 7%). The difference between the face amount of the notes and their present value is recorded as debt discount. The debt discount is amortized to income using the interest method, over the life of the notes. The loan balance, net of unamortized discount, was $164.2 million as of December 31, 2012 and $167.0 million as of March 31, 2013.

(9)	Inventories
Inventories are comprised of the following:

	As of December 31, 2012	As of March 31, 2013
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$230,057	$226,232
Work in process	213,948	234,400
Finished goods	73,293	84,190
	517,298	544,822
Reserves	(4,233)	(6,600)
Total	$513,065	$538,222

(10) Interest Expense
The following table presents an analysis of interest expense:

	For the Three Months Ended
	March 31,
	2012	2013
	(Dollars in thousands)

Interest incurred on debt	$1,637	$5,449
Amortization of discount on Senior Subordinated Notes	2,617	2,801
Amortization of debt issuance costs	377	555
Supply Chain Financing mark-up	131	203
Total interest expense	$4,762	$9,008
Interest Rates
The Revolving Facility had an effective interest rate of 2.21% and 2.20% as of December 31, 2012 and March 31, 2013, respectively. The Senior Subordinated Notes have an implied interest rate of 7.00%. The Senior Notes have a fixed interest rate of 6.375%.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11)	Supply Chain Financing

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
We record the inventory once title and risk of loss transfers from the supplier to the financing party. We record our liability to the financing party as an accrued liability. Our liability under this arrangement was $27.0 million and $12.7 million as of December 31, 2012 and March 31, 2013, respectively. We recognized Mark-Up of $0.1 million and $0.2 million as interest expense in the three months ended March 31, 2012 and 2013, respectively.

(12)	Contingencies
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
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the three months ended March 31, 2013, are presented below (dollars in thousands):

Balance as of December 31, 2012	$1,485
Product warranty adjustments	(1)
Payments and settlements	(319)
Balance as of March 31, 2013	$1,165

(13)	Income Taxes
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the provision for income taxes for the three months ended March 31, 2012 and March 31, 2013:

	For the Three Months Ended
	March 31,
	2012	2013
	(Dollars in thousands)
Tax expense	$5,220	$2,040
Pretax income	$22,749	$6,250
Effective tax rates	22.9%	32.6%
The current year effective tax rate differs from the U.S statutory rate of 35% primarily due to an enacted tax law change resulting in a favorable discrete item.
As of March 31, 2013, we had unrecognized tax benefits of $10.0 million, $5.9 million of which, if recognized, would have a favorable impact on our effective tax rate. It is reasonably possible that a reduction of unrecognized tax benefits of $5.8 million may occur within 12 months due to settlements and the expiration of statutes of limitation.
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. All U.S. tax years prior to 2010 are generally closed by statute or have been audited and settled with the domestic tax authorities. We have one issue outstanding from the 2008 U.S. federal audit, which is under appeals. We are also under audit in Switzerland for federal, cantonal, and communal taxes for the tax years ended 2006 - 2009. All other non-U.S. jurisdictions are still open to examination beginning after 2007.
We continue to assess the need for valuation allowances against deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Examples of positive evidence would include a strong earnings history, an event or events that would increase our taxable income through a continued reduction of expenses, and tax planning strategies that would indicate an ability to realize deferred tax assets. In circumstances where significant positive evidence does not yet outweigh negative evidence, we have maintained valuation allowances on those deferred tax assets.

(14)	Derivative Instruments
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
Foreign currency derivatives
We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures such as foreign currency denominated debt, sales, receivables, payables, and purchases. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. There was no ineffectiveness on these contracts designated as hedging instruments during the three months ended March 31, 2012 and 2013.
In 2012 and 2013, we entered into foreign forward currency derivatives denominated in the Mexican peso, South African rand, Brazilian real, euro and Japanese yen. These derivatives were entered into to protect the risk that the eventual cash flows resulting from such transactions may be adversely affected by changes in exchange rates between

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the US dollar and the Mexican peso, South African rand, Brazilian real, euro and Japanese yen. As of March 31, 2013, we had outstanding Mexican peso, South African rand, Brazilian real, euro, and Japanese yen currency contracts with aggregate notional amounts of $255.0 million. The foreign currency derivatives outstanding as of March 31, 2013 have several maturity dates ranging from April 2013 to December 2013.
Commodity derivative contracts
We periodically enter into derivative contracts for certain refined oil products and natural gas. These contracts are entered into to protect against the risk that eventual cash flows related to these products may be adversely affected by future changes in prices. There was no ineffectiveness on these contracts during the three months ended March 31, 2013. As of March 31, 2013, we had outstanding derivative swap contracts for refined oil products with aggregate notional amounts of $28.5 million. These contracts have maturity dates ranging from April 2013 to June 2013.
The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At December 31, 2012 and March 31, 2013, the fair values of our derivatives and their respective balance sheet locations are presented in the following tables:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2012	(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$1,062	Other payables	$2,374
Commodity derivative contracts	Other current assets	—	Other current liabilities	31
Total fair value		$1,062		$2,405

As of March 31, 2013
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$2,886	Other payables	$886
Commodity derivative contracts	Other current assets	258	Other current liabilities	15
Total fair value		$3,144		$901

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2012	(Dollars in Thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Other receivables	$242	Other payables	$—
Total fair value		$242		$—

As of March 31, 2013
Derivatives not designated as hedges:
Foreign currency derivatives	Other receivables	$96	Other payables	$130
Total fair value		$96		$130

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The location and amount of realized (gains) losses on derivatives are recognized in the Statements of Income when the hedged item impacts earnings and are as follows for the three months ended March 31, 2012 and 2013:

		Amount of (Gain)/Loss Recognized (Effective Portion)
Three Months Ended March 31,	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	2012	2013
		(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives, excluding tax of $122 and $(9), respectively	Cost of goods sold/Other expense / (income) / Revenue	$(1,221)	$94
Commodity forward derivatives, excluding tax of $894 and $117, respectively	Cost of goods sold / Revenue	$(2,470)	$(323)

		(Gain)/Loss Recognized (Effective Portion)
Three Months Ended March 31,	Location of (Gain)/Loss Recognized in the Consolidated Statement of Income	2012	2013
		(Dollars in Thousands)
Derivatives designated as fair value hedges:
Foreign currency derivatives	Cost of goods sold/Other expense (income)	$209	$—

		Amount of (Gain)/Loss Recognized
Three Months Ended March 31,	Location of (Gain)/Loss Recognized in the Consolidated Statement of Income	2012	2013
		(Dollars in thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Cost of goods sold/Other expense (income)	$63	$(1,782)
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

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
For a more complete discussion of these and other factors, see “Risk Factors,” in Part I, Item 1A of our 2012 Annual Report on Form 10-K.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Global Economic Conditions and Outlook

2013 Outlook. Based on the International Monetary Fund's April 16th report, the estimate for global GDP growth has been reduced to 3.25 percent in 2013, a reduction from its January estimate of 3.5 percent. Advanced economies are anticipated to expand at a modest growth rate of 1.2 percent in 2013, following a weak start to the year. Recessionary conditions in Europe are forecasted to persist with economic activity projected to contract 0.3 percent in the region in 2013. The anticipated growth rate for emerging markets and developing economies was also reduced to 5.3 percent in 2013.
On April 22, 2013, the World Steel Association (WSA) cited that global steel production, excluding China, declined 3.6 percent in the first quarter of 2013 as compared to the same period in the prior year. On April 11, 2013, the WSA had also reduced its steel demand growth forecast from 3.2 percent to 2.9 percent in 2013, largely driven by a soft first quarter and a weaker outlook in the European Union. Steel customer confidence remains low given the slow start to the year in steel production.
As a result of the above economic and steel data, we are reducing our targeted earnings before interest, taxes, depreciation and amortization and other (income) expense ("EBITDA") range for the full year 2013 by approximately five percent to $165 million to $195 million to reflect weaker than previously anticipated demand for graphite electrodes. Given the challenging operating environment, we are also reducing our targeted capital expenditures to $90 million to $110 million.
In the second quarter of 2013, we are targeting EBITDA to be in the range of $30 million to $40 million. Seasonally stronger volumes, compared to the first quarter, in the Industrial Materials segment and improved profitability of the Engineered Solutions segment are anticipated to be offset by the full flow-through of lower 2013 pricing of graphite electrodes. In the second half of 2013, we expect improved profitability due to increased revenue in both business segments and lower costs in the Industrial Materials segment as the carryover of higher cost needle coke inventory is depleted and graphite electrode operating rates increase.
In summary, our expectations for 2013 are as follows:

•	EBITDA targeted in the range of $165 million to $195 million (previous guidance was $175 million to $205 million);

•	Overhead expense (selling and administrative, and research and development expenses) of approximately $140 million;

•	Interest expense in the range of $35 million to $40 million;

•	Capital expenditures in the range of $90 million to $110 million (previous guidance was $90 million to $120 million);

•	Depreciation expense in the range of $90 million to $95 million;

•	An effective tax rate in the range of 33 percent to 36 percent; and

•	Cash flow from operations in the range of $150 million to $180 million.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Three Months Ended March 31, 2012 as Compared to Three Months Ended March 31, 2013.
The tables presented in our period-over-period comparisons summarize our consolidated statements of income and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the three months ended March 31, 2012 and March 31, 2013. Throughout our MD&A, changes that are less than 5% or less than $1.0 million, may be deemed not meaningful and are generally excluded from the discussion.

	For the Three Months Ended
	March 31,		Increase	%
(in thousands, except per share data and % change)	2012	2013	(Decrease)	Change
Net sales	$240,938	$253,727	$12,789	5%
Cost of sales	174,007	205,177	31,170	18%
Gross profit	66,931	48,550	(18,381)	(27)%
Research and development	4,199	3,093	(1,106)	(26)%
Selling and administrative expenses	38,725	29,713	(9,012)	(23)%
Operating income	24,007	15,744	(8,263)	(34)%
Other expense (income), net	(3,423)	550	3,973	(116)%
Interest expense	4,762	9,008	4,246	89%
Interest income	(81)	(64)	17	(21)%
Income before provision for income taxes	22,749	6,250	(16,499)	(73)%
Provision for income taxes	5,220	2,040	(3,180)	(61)%
Net income	$17,529	$4,210	$(13,319)	(76)%
Basic income per common share:	$0.12	$0.03	$(0.09)
Diluted income per common share:	$0.12	$0.03	$(0.09)
Net sales, by operating segment for the three months ended March 31, 2012 and March 31, 2013 were:

	For the Three Months Ended March 31,		Increase	%
(in thousands, except per % change)	2012	2013	(Decrease)	Change
Industrial Materials	$192,996	$208,777	$15,781	8%
Engineered Solutions	47,942	44,950	(2,992)	(6)%
Total net sales	$240,938	$253,727	$12,789	5%
An analysis of the components of change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	18%	(8)%	(2)%	8%
Engineered Solutions	(7)%	1%	—%	(6)%
Net sales. Net sales for our Industrial Materials segment increased by $15.8 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase was driven by higher graphite electrodes sales volumes, which were partially offset by a decrease in the selling price of electrodes. The weighted average selling price, excluding currency impacts, of electrodes in the three months ended March 31, 2013 decreased approximately 7% compared to the three months ended March 31, 2012. Partially offsetting the higher graphite electrodes sales were decreases in needle coke volumes and pricing.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Net sales for our Engineered Solutions segment decreased $3.0 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease was primarily attributable to decreased demand for our advanced graphite materials products, which was partially offset by increased volumes for our advanced electronics technologies and advanced composite materials products.
Cost of sales. For the three months ended March 31, 2013, we experienced increases in cost of sales of $31.2 million compared to the three months ended March 31, 2012. In addition to $16.0 million of costs associated with additional volumes, graphite electrodes sold during the three months ended March 31, 2013 carried higher raw material and overhead costs than graphite electrodes sold during the three months ended March 31, 2012. We anticipate that the higher raw material costs and overhead absorption rates will continue to negatively impact our costs in the second quarter, and to a lesser extent, the third quarter of 2013. These additional costs were partially offset by a favorable foreign currency impact of $3.6 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.
Research and development. During the three months ended March 31, 2013, research and development expenses decreased $1.1 million compared to the three months ended March 31, 2012. This reduction included lower incentive plan and stock-based compensation expense in the three months ended March 31, 2013.
Selling and administrative expense. During the three months ended March 31, 2013, selling and administrative expenses decreased $9.0 million compared to the three months ended March 31, 2012.  This reduction was caused in part, by a decrease in incentive and stock-based compensation expense of $2.6 million in the three months ended March 31, 2013.  Additionally, a favorable experience related to the collection of delinquent accounts receivable provided a $1.2 million benefit to selling and administrative expense in the three months ended March 31, 2013.  The remainder of the reduction in selling and administrative expense is the direct result of cost control measures established in response to the difficult operating environment expected in 2013.  Offsetting these cost reductions was an increase in severance costs of $0.5 million incurred in the three months ended March 31, 2013.
Other expense (income), net. During the three months ended March 31, 2012, we received a one-time $4.0 million insurance reimbursement for claims made related to flood damages incurred at our Clarksburg, West Virginia facility during 2011.
Interest expense. Interest expense in the three months ended March 31, 2013 increased $4.2 million compared to the three months ended March 31, 2012, primarily as a result of the $300 million Senior Notes issued in November 2012. These notes have an interest rate of 6.375%.
Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the three months ended March 31, 2012 and March 31, 2013:

	For the Three Months Ended
	March 31,
	2012	2013
	(Dollars in thousands)
Industrial Materials	$24,925	$16,078
Engineered Solutions	(918)	(334)
Total segment operating income	$24,007	$15,744

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

The percentage relationship of cost of operations to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	For the Three Months Ended
	March 31,
	(Percentage of sales)
	2012	2013	Change
Industrial Materials	87%	92%	5%
Engineered Solutions	102%	101%	(1)%
Segment operating costs and expenses as a percentage of sales for Industrial Materials increased to 92% for the three months ended March 31, 2013, compared to 87% for the three months ended March 31, 2012. Graphite electrodes sold during the three months ended March 31, 2013 carried higher raw material and overhead costs than graphite electrodes sold during the three months ended March 31, 2012. These cost increases were partially offset by reduced selling and administrative expenses in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.
 Segment operating costs and expenses as a percentage of sales for Engineered Solutions decreased from 102% for the three months ended March 31, 2012 to 101% for the three months ended March 31, 2013. Our Engineered Solutions segment remained at break-even operating income in the three months ended March 31, 2013, due primarily to start-up costs associated with investments to support further growth.
 Provision for income taxes. The following table summarizes the expense for income taxes for the three months ended March 31, 2012 and March 31, 2013:

	For the Three Months Ended
	March 31,
	2012	2013
	(Dollars in thousands)
Tax expense	$5,220	$2,040
Pretax income	$22,749	$6,250
Effective tax rates	22.9%	32.6%

The current year effective tax rate differs from the U.S statutory rate of 35% primarily due an enacted tax law change resulting in a favorable discrete item.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

During the three months ended March 31, 2013, the average exchange rates for the euro, Brazilian real, Mexican peso, South African rand and Japanese yen against the U.S. dollar fluctuated as follows versus the same period of the previous year:

	For the Three Months Ended March 31,
	2012	2013

Euro	(3.1)%	(0.8)%
Brazilian real	(5.9)%	(11.9)%
Mexican peso	(8.9)%	2.0%
South African rand	(9.8)%	(15.6)%
Japanese yen	5.5%	(13.8)%

For net sales of Industrial Materials, the impact of the changes in the average exchange rates for first quarter of 2013 was a decrease of $3.7 million compared to the same period of 2012. The impact of the exchange rate changes on cost of sales of Industrial Materials for the first quarter of 2013 was a decrease of $3.7 million compared to the same period of 2012. Changes in currency exchange rates had no material impact on net sales or cost of sales for Engineered Solutions for the three months ended March 31, 2013, compared to the same period for 2012.
As part of our cash management, we also have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Income.
The remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities resulted in a gain of $0.4 million in the three months ended March 31, 2012, compared to a loss of $0.4 million in the three months ended March 31, 2013.
We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by currency exchange rate changes, as described under “Part I, Item 3–Quantitative and Qualitative Disclosures about Market Risk”.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

 Liquidity and Capital Resources
We believe that we have adequate liquidity to meet all of our present needs. Disruptions in the U.S. and international financial markets, however, could adversely affect our liquidity and the cost and availability of financing to us in the future. As of March 31, 2013 we had cash and cash equivalents of $11.3 million, long-term debt of $551.9 million, short-term debt of $2.1 million and stockholder’s equity of $1,354 million. We also had $461 million of unused borrowing capacity under the Revolving facility (after considering financial covenants restrictions and the outstanding letters of credit of approximately $6.8 million). As a part of our cash management activities, we manage accounts receivable credit risk, collections, and accounts payable vendor terms to maximize our free cash at any given time and minimize accounts receivable losses.
Our sources of funds have consisted principally of cash flow from operations and debt including our Revolving Facility. Our uses of those funds (other than for operations) have consisted principally of capital expenditures, the repurchase of common shares outstanding, cash paid for acquisitions and associated expenses and debt reduction payments and other obligations.
We have a supply chain financing arrangement with a financing party that provides additional working capital liquidity of up to $50 million. Under this arrangement, we essentially assigned our rights to purchase needle coke from a third-party supplier to the financing party. The financing party purchases the product from our supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment to the financing party for this needle coke includes a mark-up (the “Mark-Up”). The Mark-Up is subject to quarterly reviews. In effect, we have a longer period of time to pay the financing party than by purchasing directly from the supplier which helps us maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. For the three months ended March 31, 2013, the Mark-Up was based on 2 month LIBOR plus a margin of 2.25%. Under this arrangement we incurred a mark-up of approximately $0.2 million during the three months ended March 31, 2013.
In the event that operating cash flow and the financing of needle coke purchases fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our Revolving Facility.
We use cash flow from operations, funds from supply chain financing, and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as well as cash on hand as our primary sources of liquidity. The Revolving Facility is secured, and provides for maximum borrowings of up to $570 million including a letter of credit sub-facility of up to $50 million and is subject to certain conditions (including a maximum senior secured leverage ratio test). The Revolving Facility matures in October 2016. As of March 31, 2013, we had outstanding borrowings drawn from the Revolving Facility of $83.0 million and outstanding letters of credit of $6.8 million. On October 29, 2012, we amended the Revolving Facility to permit the issuance and guarantee of the Senior Notes, as well as to permit us to loan the proceeds of the Senior Notes to GrafTech Finance and Luxembourg Holdco so that they can repay amounts outstanding under the Revolving Facility, and to permit those entities to repay intercompany loans to us in order to fund payments on the Senior Notes and certain other indebtedness. In addition, we amended the Revolving Facility to permit acquisitions (and related intercompany loans to fund such acquisitions) in the aggregate amount of $400.0 million, in addition to those already permitted by the Revolving Facility and to increase to $400.0 million the amount of debt we may incur under our general debt basket, to the extent we meet certain financial ratios.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Facility. As described above, on October 29, 2012, we amended the Credit Agreement to permit the issuance of the Senior Notes, among other things.
As of March 31, 2013, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable. These covenants include maintaining a cash minimum interest coverage ratio of at least 3.00 to 1.00 and a maximum senior secured leverage ratio of 2.25 to 1.00, which are measured based on a rolling average of the prior four quarters. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants through December 31, 2013. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.
As of March 31, 2013, approximately 85% of our debt consists of fixed rate or zero interest rate obligations compared to 86% as of December 31, 2012.
Cash Flow and Plans to Manage Liquidity. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of capital expenditures, acquisitions, stock repurchases and other factors.
Certain of our obligations could have a material impact on our liquidity. Cash flow from operations and from financing activities services payment of our obligations, thereby reducing funds available to us for other purposes. As of March 31, 2013 we had $461 million of unused borrowing capacity under the Revolving facility (after considering financial covenants restrictions and the outstanding letters of credit of approximately $6.8 million). We expect to use a substantial portion of that capacity for general purposes including working capital, capital expenditures, acquisitions, stock repurchases and other purposes. Continued volatility in the global economy may require additional borrowings under our Revolving Facility if our supply chain financing arrangement is terminated. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn could significantly and negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.
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
On July 24, 2012, our Board of Directors authorized a new share repurchase program for up to ten million shares to replace the completed program. Purchases under the new program may take place from time to time in the open market, or through privately negotiated transactions, as market, industry and economic conditions warrant. No shares have yet been purchased through this new repurchase program. In addition, upon the vesting or payment of stock awards, an employee may elect receipt of the full share amount and either pay the resulting taxes or have shares sold in the open market to cover the tax obligation. We sometimes elect to purchase these shares rather than have them sold in the open market.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Related Party Transactions. Mr. Nathan Milikowsky, a director of GrafTech since 2010, and certain members of his immediate family and certain entities in which he and members of his immediate family have interests, were substantial equity owners of Seadrift and C/G prior to the acquisitions of those entities by the Company. In connection with those acquisitions, Mr. Milikowsky, his immediate family members and those entities received a portion of the aggregate consideration paid to the equity holders of Seadrift and C/G pursuant to the Seadrift Merger Agreement and the C/G Merger Agreement, which comprised of shares of the Company's common stock, cash and Senior Subordinated Notes.
We have not engaged in or been a party to any other material transactions with affiliates or related parties except for transactions with our current or former subsidiaries and compensatory transactions with directors and officers including employee benefits, stock option and restricted stock grants, compensation deferral, and stock purchases).
Cash Flows.
The following is a discussion of our cash flow activities:

	For the Three Months Ended
	March 31,
	2012	2013
	(Dollars in millions)
Cash flow (used in) provided by:
Operating activities	$(15.4)	$18.0
Investing activities	$(27.7)	$(11.0)
Financing activities	$43.4	$(12.9)
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
We continue to attempt to maximize our operating cash flows by focusing on working capital items that are most directly affected by changes in sales volume, such as accounts receivable, inventories and accounts payable.
During the three months ended March 31, 2012, changes in working capital resulted in a net use of funds of $47.1 million which was impacted by:

•	cash inflows of $72.5 million from the decrease in accounts receivable, which were due primarily to decreased sales for the period;

•	cash outflows for inventories of $100.7 million due to increased volumes on hand resulting from lower sales volumes;

•	net cash outlfows of $14.6 million from a decrease in accounts payable and accruals through normal operations and inventory purchases.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

During the three months ended March 31, 2013, changes in working capital resulted in a net use of funds of $8.9 million which was impacted by:

•	cash inflows of $47.8 million from the decrease in accounts receivable;

•	cash outflows for inventories of $23.8 million primarily due to increased volumes on hand to meet expected increased demand over the balance of the year; and

•	net cash outflows from decreases in accounts payable and accruals of $36.6 million through normal operations.
Other uses of cash in the three months ended March 31, 2013 included contributions to pension and other benefit plans of $2.1 million.
Investing Activities.
Net cash used in investing activities was $27.7 million during the three months ended March 31, 2012, and included capital expenditures of $31.4 million, which were partially offset by proceeds from derivative instruments of $3.6 million.
Net cash used in investing activities was $11.0 million during the three months ended March 31, 2013 and included capital expenditures of $13.2 million and proceeds from our derivative instruments of $2.2 million.
 Financing Activities.
Net cash flow provided by financing activities was $43.4 million during the three months ended March 31, 2012 and included net borrowings under our Revolving Facility of $53.0 million, offset by net payments under our supply chain financing arrangement of $5.3 million, purchases of treasury shares of $1.2 million and reductions in other short-term debt arrangements of $3.0 million.
Net cash flow used in financing activities was $12.9 million during the three months ended March 31, 2013 and included net borrowings under our Revolving Facility of $14 million which were primarily used to fund capital expenditures and fund working capital additions.
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
Recent Accounting Pronouncements
We discuss recently adopted accounting standards in Note 1, “Organization and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements.
Description of Our Financing Structure
We discuss our financing structure in more detail in Note 8, “Long-Term Debt and Liquidity” of the Notes to Consolidated Financial Statements.

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
The outstanding foreign currency derivatives as of December 31, 2012 and March 31, 2013 represented a net unrealized loss of $1.3 million and a net unrealized gain of $2.0 million, respectively.
Energy Commodity Management. We periodically enter into commodity derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas and refined oil product exposure. The outstanding contracts as of December 31, 2012 and March 31, 2013 represented a net unrealized loss of $0.3 million and a net unrealized gain of $0.2 million, respectively.
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
Sensitivity Analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our foreign currency derivatives and our commodity derivatives. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of March 31, 2013, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a corresponding increase of $10.9 million or a corresponding decrease of $10.0 million, respectively, in the fair value of the foreign currency hedge portfolio. A 10% increase or decrease in the value of the underlying commodity prices that we hedge would result in a corresponding increase or decrease of $2.5 million as of March 31, 2013 in the fair value of the commodity hedge portfolio. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
We had no interest rate derivative instruments outstanding as of March 31, 2013. A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $0.3 million for the three months ended March 31, 2013.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective at the reasonable assurance level as of March 31, 2013.
Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2013 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings
The information required by this Item is set forth in Note 12, “Contingencies” of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in Part I-Item IA of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 24, 2012, our Board of Directors authorized a share repurchase program for up to ten million shares. Purchases under this program may take place from time to time in the open market, or through privately negotiated transactions, as market, industry and economic conditions warrant. We had not yet made any purchases under this program as of March 31, 2013.
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

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 1 through January 31, 2013	2,062	$9.84	—	10,000,000
February 1 through February 28, 2013	12,160	9.63	—	10,000,000
March 1 through March 31, 2013	70,593	7.61	—	10,000,000

* Including purchases of vested restricted stock shares from employees as payment for the withholding taxes due upon the vesting or payment of stock awards.

Item 3. Defaults upon Senior Securities
Not Applicable.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information.

Not Applicable.

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

GRAFTECH INTERNATIONAL LTD.
Date:	April 25, 2013	By:	/s/ Lindon G. Robertson
Lindon G. Robertson
Vice President and Chief Financial Officer (Principal Financial Officer)