Form 10-Q
period 2013-06-30
GRAFTECH INTERNATIONAL LTD
filed 2013-07-30
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of July 15, 2013, 135,022,015 shares of common stock, par value $.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	As of December 31, 2012	As of June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$17,317	$10,986
Accounts and notes receivable, net of allowance for doubtful accounts of $7,573 as of December 31, 2012 and $6,860 as of June 30, 2013	236,429	206,661
Inventories	513,065	540,773
Prepaid expenses and other current assets	56,190	73,271
Total current assets	823,001	831,691
Property, plant and equipment	1,532,359	1,548,088
Less: accumulated depreciation	698,452	711,412
Net property, plant and equipment	833,907	836,676
Deferred income taxes	6,157	6,112
Goodwill	498,261	497,162
Other assets	136,589	124,577
Total assets	$2,297,915	$2,296,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128,120	$111,379
Short-term debt	8,426	2,777
Accrued income and other taxes	30,923	28,047
Supply chain financing liability	26,962	18,594
Other accrued liabilities	50,953	50,301
Total current liabilities	245,384	211,098

Long-term debt	535,709	581,723
Other long-term obligations	125,005	117,432
Deferred income taxes	41,966	38,904
Contingencies – Note 12
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 225,000,000 shares authorized, 150,869,227 shares issued as of December 31, 2012 and 151,556,133 shares issued as of June 30, 2013	1,509	1,515
Additional paid-in capital	1,812,592	1,818,833
Accumulated other comprehensive loss	(280,678)	(297,603)
Retained earnings	66,884	75,476
Less: cost of common stock held in treasury, 16,418,710 shares as of December 31, 2012 and 16,508,309 shares as of June 30, 2013	(249,487)	(250,196)
Less: common stock held in employee benefit and compensation trusts, 76,095 shares as of December 31, 2012 and 78,943 shares as of June 30, 2013	(969)	(964)
Total stockholders’ equity	1,349,851	1,347,061
Total liabilities and stockholders’ equity	$2,297,915	$2,296,218
 See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
CONSOLIDATED STATEMENTS OF INCOME
Net sales	$315,611	$301,361	$556,549	$555,088
Cost of sales	231,234	252,440	405,241	457,617
Gross profit	84,377	48,921	151,308	97,471
Research and development	2,942	2,787	7,141	5,880
Selling and administrative expenses	34,858	30,161	73,583	59,874
Operating income	46,577	15,973	70,584	31,717

Other expense (income), net	394	975	(3,029)	1,525
Interest expense	5,132	8,947	9,894	17,955
Interest income	(64)	(49)	(145)	(113)
Income before provision for income taxes	41,115	6,100	63,864	12,350

(Benefit) provision for income taxes	(732)	1,718	4,488	3,758
Net income	$41,847	$4,382	$59,376	$8,592

Basic income per common share:
Net income per share	$0.30	$0.03	$0.42	$0.06
Weighted average common shares outstanding	141,399	134,854	142,717	134,816

Diluted income per common share:
Net income per share	$0.29	$0.03	$0.41	$0.06
Weighted average common shares outstanding	142,054	135,056	143,382	134,988

STATEMENTS OF COMPREHENSIVE INCOME
Net income	$41,847	$4,382	$59,376	$8,592
Other comprehensive income:
Foreign currency translation adjustments	(22,523)	(9,823)	(12,675)	(17,132)
Commodities and foreign currency derivatives, net of tax of $2,406, $212, ($393) and ($95) respectively	(6,486)	(3,326)	(4,806)	207
Other comprehensive income (loss), net of tax:	(29,009)	(13,149)	(17,481)	(16,925)
Comprehensive income	$12,838	$(8,767)	$41,895	$(8,333)

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2013
Cash flow from operating activities:
Net income	$59,376	$8,592
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	36,363	44,868
Deferred income tax provision	3,725	277
Post-retirement and pension plan changes	2,684	2,242
Currency impact	(2,939)	222
Stock-based compensation	6,363	3,745
Interest expense	6,072	6,919
Insurance recoveries	4,007	—
Other charges, net	(10,643)	1,198
Increase in working capital*	(127,653)	(51,016)
Increase in long-term assets and liabilities	(8,822)	(5,401)
Net cash (used in) provided by operating activities	(31,467)	11,646
Cash flow from investing activities:
Capital expenditures	(61,576)	(38,518)
Proceeds from derivative instruments	6,921	1,472
Other	53	284
Net cash used in investing activities	(54,602)	(36,762)
Cash flow from financing activities:
Short-term debt reductions, net	(5,898)	(5,649)
Revolving Facility borrowings	273,000	111,000
Revolving Facility reductions	(95,000)	(70,500)
Principal payments on long-term debt	(139)	(140)
Supply chain financing	(4,810)	(8,369)
Proceeds from exercise of stock options	92	175
Purchase of treasury shares	(85,156)	(709)
Other	(691)	(6,440)
Net cash provided by financing activities	81,398	19,368
Net decrease in cash and cash equivalents	(4,671)	(5,748)
Effect of exchange rate changes on cash and cash equivalents	(621)	(583)
Cash and cash equivalents at beginning of period	12,429	17,317
Cash and cash equivalents at end of period	$7,137	$10,986

* Net change in working capital due to the following components:
Change in current assets:
Accounts and notes receivable, net	$37,090	$28,076
Inventories	(104,852)	(33,384)
Prepaid expenses and other current assets	(6,509)	(16,362)
Decrease in accounts payable and accruals	(53,242)	(29,741)
(Decrease) increase in interest payable	(140)	395
Increase in working capital	$(127,653)	$(51,016)

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
B. Basis of Presentation
The interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). December 31, 2012 financial position data included herein was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”) but does not include all disclosures required by GAAP. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the accompanying Notes, contained in the Annual Report.
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

During the three months ended June 30, 2013, the Company recorded additional depreciation expense of $2.9 million ($1.9 million net of tax), to correct certain errors related to prior periods. The impact to the six months ended June 30, 2013 was a net $2.7 million of additional expense ($1.8 million, net of tax). These charges were recorded primarily to release to cost of sales depreciation expenses that were previously incorrectly deferred to inventory. These adjustments were not material to any previously issued or the expected full year 2013 financial statements.
C. New Accounting Standards
In February 2013, the FASB issued guidance on reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”). The guidance requires an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. We disclose our reclassifications within Note 14 "Derivative Instruments", as these are the only material reclassifications out of AOCI. This guidance was adopted by the Company retrospectively as of January 1, 2013. As the accounting standard only impacts disclosures, the new standard does not have an impact on the Company's financial position, results of operations, or cash flows.

(2)	Stock-Based Compensation
For the three months ended June 30, 2012 and 2013, we recognized stock-based compensation expense totaling $2.8 million and $1.4 million, respectively. A majority of the expense, $2.5 million and $1.3 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statements of Income, with the remaining expenses recorded as cost of sales and research and development.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the six months ended June 30, 2012 and 2013, we recognized $6.4 million and $3.7 million, respectively, in stock-based compensation expense. A majority of the expense, $5.7 million and $3.4 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statements of Income, with the remaining expenses recorded as cost of sales and research and development.
As of June 30, 2013, the total compensation cost related to non-vested restricted stock, performance shares and stock options not yet recognized was $15.5 million, which will be recognized over the weighted average life of 1.5 years.
Restricted Stock and Performance Shares
Restricted stock and performance share awards activity under the plans for the six months ended June 30, 2013 was:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested as of January 1, 2013	1,851,919	$13.30
Granted	93,942	8.85
Vested	(310,391)	15.60
Forfeited/canceled/expired	(168,642)	19.14
Outstanding unvested as of June 30, 2013	1,466,828	11.86

Stock Options
Stock option activity under the plans for the six months ended June 30, 2013 was:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of January 1, 2013	1,730,149	$12.35
Granted	5,200	9.74
Forfeited/canceled/expired	(3,801)	14.14
Exercised	(40,735)	4.29
Outstanding as of June 30, 2013	1,690,813	12.53

(3)	Earnings per Share
The following table shows the information used in the calculation of our share counts for basic and diluted earnings per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
Weighted average common shares outstanding for basic calculation	141,398,901	134,854,024	142,716,771	134,816,074
Add: Effect of stock options and restricted stock	655,045	201,809	665,654	171,517
Weighted average common shares outstanding for diluted calculation	142,053,946	135,055,833	143,382,425	134,987,591
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of stock options covering 884,174 and 870,657 shares in the three and six months ended June 30, 2012, respectively, and 1,590,814 shares in both the three and six months ended June 30, 2013, as the exercise prices were greater than the weighted average market price of our common stock for the applicable period.

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
The following tables summarize financial information concerning our reportable segments:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(Dollars in thousands)		(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$262,285	$231,339	$455,281	$440,116
Engineered Solutions	53,326	70,022	101,268	114,972
Total net sales	$315,611	$301,361	$556,549	$555,088
Segment operating income:
Industrial Materials	41,877	7,530	66,802	23,608
Engineered Solutions	4,700	8,443	3,782	8,109
Total segment operating income	$46,577	$15,973	$70,584	$31,717

Reconciliation of segment operating income to income before provision for income taxes
Other expense (income), net	394	975	(3,029)	1,525
Interest expense	5,132	8,947	9,894	17,955
Interest income	(64)	(49)	(145)	(113)
Income before provision for income taxes	$41,115	$6,100	$63,864	$12,350

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)	Other Expense (Income), Net
Other income for the six months ended June 30, 2012, includes $4.0 million of insurance reimbursements for claims made related to flood damages incurred at our Clarksburg, West Virginia facility during 2011.

(6)	Benefit Plans
The components of our consolidated net pension costs are set forth in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$426	$489	$852	$978
Interest cost	2,150	1,985	4,300	3,970
Expected return on plan assets	(2,195)	(1,706)	(4,390)	(3,412)
Amortization of prior service cost	6	6	12	12
Net cost	$387	$774	$774	$1,548

The components of our consolidated net postretirement costs are set forth in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$46	$28	$92	$56
Interest cost	381	331	762	662
Amortization of prior service benefit	(49)	(50)	(98)	(100)
Plan amendment	1,147	—	1,147	—
Net cost	$1,525	$309	$1,903	$618

(7)	Goodwill and Other Intangible Assets
We are required to review goodwill and indefinite-lived intangible assets annually for impairment. Goodwill impairment is tested at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
Our annual impairment test of goodwill was performed as of December 31, 2012. The estimated fair values of our reporting units were based on discounted cash flow models derived from internal earnings forecasts and assumptions. The assumptions and estimates used in these valuations incorporated the current and expected economic environment. Our model was based on our internally developed forecast and based on these valuations, the fair value substantially exceeded our net asset value. In addition to the quantitative analysis, we qualitatively assessed our reporting units and we believe that the quantitative analysis supporting the fair value in excess of the carrying value is appropriate. However, a further significant deterioration in the global economic environment or in any of the input assumptions in our calculation could adversely affect the fair value of our reporting units and result in an impairment of some or all of the goodwill on the balance sheet.
During the six months ended June 30, 2013, there were no events or changes in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The changes in the carrying value of goodwill during the six months ended June 30, 2013 are as follows:

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total
(Dollars in Thousands)
Balance as of December 31, 2012	$498,261
Currency translation effect	(1,099)
Balance as of June 30, 2013	$497,162

The following table summarizes intangible assets with determinable useful lives by major category as of December 31, 2012 and June 30, 2013:

	As of December 31, 2012			As of June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
Patents	$3,520	$(1,617)	$1,903	$3,520	$(1,729)	$1,791
Trade name	7,900	(2,870)	5,030	7,900	(3,407)	4,493
Technological know-how	43,349	(12,554)	30,795	43,349	(15,568)	27,781
Customer –related intangible	110,798	(31,233)	79,565	110,798	(37,949)	72,849
Total finite-lived intangible assets	$165,567	$(48,274)	$117,293	$165,567	$(58,653)	$106,914
Amortization expense of intangible assets was $5.6 million and $5.2 million in the three months ended June 30, 2012 and June 30, 2013, respectively, and $11.1 million and $10.4 million in the six months ended June 30, 2012 and June 30, 2013, respectively. Estimated annual amortization expense for the next five years will approximate $22.0 million in 2013, $20.5 million in 2014, $18.8 million in 2015, $14.7 million in 2016 and $15.9 million in 2017.

(8)	Long-Term Debt and Liquidity
The following table presents our long-term debt:

	As of December 31, 2012	As of June 30, 2013
	(Dollars in thousands)
Revolving Facility	$69,500	$110,000
Senior Notes	300,000	300,000
Senior Subordinated Notes	164,183	169,832
Other debt	2,026	1,891
Total	$535,709	$581,723

The fair value of long-term debt, which was determined using Level 2 inputs, was $546.3 million, versus a book value of $535.7 million as of December 31, 2012 and $577.0 million, versus a book value of $581.7 million as of June 30, 2013.
Revolving Facility
On October 7, 2011, we successfully completed the refinancing of our principal revolving credit facility (“Revolving Facility”). Borrowers under the Revolving Facility were GrafTech Finance Inc. (“GrafTech Finance”) and GrafTech Switzerland S.A. (“Swissco”), both wholly-owned subsidiaries. On April 20, 2012, as permitted by Section 9.19 of the October 7, 2011 Credit Agreement, we entered into an Amended and Restated Credit Agreement pursuant to which, on August 28, 2012, GrafTech Luxembourg II S.à.r.l. (“Luxembourg Holdco”) replaced Swissco as a Borrower. Swissco

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

is no longer entitled to borrow under the Revolving Facility although it is entitled to request letters of credit thereunder only for its own use.
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
The financial covenants require us to maintain a minimum cash interest coverage ratio of 3.00 to 1.00 and a maximum senior secured leverage ratio of 2.25 to 1.00, subject to adjustment for certain events. As of June 30, 2013, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable.
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
The Company filed a registration statement in late June 2013 to permit the contemplated exchange offer and the registration statement was declared effective in early July. The exchange offer is currently in progress and we expect to consummate it in August.
Senior Subordinated Notes
On November 30, 2010, in connection with our acquisitions of Seadrift Coke L.P. and C/G Electrodes LLC, we issued Senior Subordinated Notes for an aggregate face amount of $200 million. These Senior Subordinated Notes are non-interest bearing and mature in 2015. Because these notes are non-interest bearing, we were required to record them at their present value (determined using an interest rate of 7%). The difference between the face amount of the notes and their present value is recorded as debt discount. The debt discount is amortized to income using the interest method, over the life of the notes. The loan balance, net of unamortized discount, was $164.2 million as of December 31, 2012 and $169.8 million as of June 30, 2013.

(9)	Inventories
Inventories are comprised of the following:

	As of December 31, 2012	As of June 30, 2013
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$230,057	$209,593
Work in process	213,948	251,248
Finished goods	73,293	88,583
	517,298	549,424
Reserves	(4,233)	(8,651)
Total	$513,065	$540,773

(10) Interest Expense
The following table presents an analysis of interest expense:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(Dollars in thousands)		(Dollars in thousands)

Interest incurred on debt	$1,887	$5,434	$3,523	$10,883
Amortization of discount on Senior Subordinated Notes	2,662	2,848	5,280	5,649
Amortization of debt issuance costs	393	588	770	1,143
Supply Chain Financing mark-up	190	77	321	280
Total interest expense	$5,132	$8,947	$9,894	$17,955

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest Rates
The Revolving Facility had an effective interest rate of 2.21% and 2.19% as of December 31, 2012 and June 30, 2013, respectively. The Senior Subordinated Notes have an implied interest rate of 7.00%. The Senior Notes have a fixed interest rate of 6.375%.

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
We record the inventory once title and risk of loss transfers from the supplier to the financing party. We record our liability to the financing party as an accrued liability. Our liability under this arrangement was $27.0 million and $18.6 million as of December 31, 2012 and June 30, 2013, respectively. We recognized Mark-Up of $0.3 million as interest expense in both the six months ended June 30, 2012 and the six months ended June 30, 2013.

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
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the six months ended June 30, 2013, are presented below (dollars in thousands):

Balance as of December 31, 2012	$1,485
Product warranty adjustments	613
Payments and settlements	(420)
Balance as of June 30, 2013	$1,678

(13)	Income Taxes
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the provision for income taxes for three and six months ended June 30, 2012 and June 30, 2013:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(Dollars in thousands)		(Dollars in thousands)
Tax expense	$(732)	$1,718	$4,488	$3,758
Pretax income	$41,115	$6,100	$63,864	$12,350
Effective tax rates	(1.8)%	28.2%	7.0%	30.4%
For the three months ended June 30, 2013, the effective tax rate differs from the U.S statutory rate of 35% primarily due to a change in tax rate applied to certain deferred tax assets, resulting in a favorable discrete item. The current year effective tax rate also differs from the U.S. statutory rate due to jurisdictional mix of income.
For the six months ended June 30, 2013, the effective tax rate differs from the U.S statutory rate of 35% primarily due to an enacted tax law change and a change in tax rate applied to certain deferred tax assets, both of which had a favorable impact on the tax rate as discrete items. The current year effective tax rate also differs from the U.S. statutory rate due to jurisdictional mix of income.
As of June 30, 2013, we had unrecognized tax benefits of $10.0 million, $5.9 million of which, if recognized, would have a favorable impact on our effective tax rate. It is reasonably possible that a reduction of unrecognized tax benefits of $7.9 million may occur within 12 months due to settlements and the expiration of statutes of limitation.
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are currently under federal audit in the U.S. for tax year 2010. All U.S. tax years prior to 2010 are generally closed by statute or have been audited and settled with the applicable domestic tax authorities. We have one issue outstanding from the 2008 U.S. federal audit, which is under appeal. We are also under audit in Switzerland for federal, cantonal, and communal taxes for the tax years ended 2006 - 2009. All other non-U.S. jurisdictions are still open to examination beginning after 2007.

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
Foreign currency derivatives
We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures such as foreign

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

currency denominated debt, sales, receivables, payables, and purchases. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. There was no ineffectiveness on these contracts designated as hedging instruments during the six months ended June 30, 2012 and 2013.
In 2012 and 2013, we entered into foreign forward currency derivatives denominated in the Mexican peso, South African rand, Brazilian real, euro and Japanese yen. These derivatives were entered into to protect the risk that the eventual cash flows resulting from such transactions may be adversely affected by changes in exchange rates between the US dollar and the Mexican peso, South African rand, Brazilian real, euro and Japanese yen. As of June 30, 2013, we had outstanding Mexican peso, South African rand, Brazilian real, euro, and Japanese yen currency contracts with aggregate notional amounts of $240.0 million. The foreign currency derivatives outstanding as of June 30, 2013 have several maturity dates ranging from July 2013 to March 2014.
Commodity derivative contracts
We periodically enter into derivative contracts for certain refined oil products and natural gas. These contracts are entered into to protect against the risk that eventual cash flows related to these products may be adversely affected by future changes in prices. There was no ineffectiveness on these contracts during the three or six months ended June 30, 2013. As of June 30, 2013, we had outstanding derivative swap contracts for refined oil products with aggregate notional amounts of $31.4 million. These contracts have maturity dates ranging from July 2013 to November 2013.
The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. The following tables present the fair values of our derivatives and their respective balance sheet locations as of December 31, 2012 and June 30, 2013:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2012	(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$1,062	Other payables	$2,374
Commodity derivative contracts	Other current assets	—	Other current liabilities	31
Total fair value		$1,062		$2,405

As of June 30, 2013
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$1,463	Other payables	$1,733
Commodity derivative contracts	Other current assets	2	Other current liabilities	414
Total fair value		$1,465		$2,147

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2012	(Dollars in Thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Other receivables	$242	Other payables	$—
Total fair value		$242		$—

As of June 30, 2013
Derivatives not designated as hedges:
Foreign currency derivatives	Other receivables	$747	Other payables	$259
Total fair value		$747		$259
The location and amount of realized (gains) losses on derivatives are recognized in the Statements of Income when the hedged item impacts earnings and are as follows for three and six months ended June 30, 2012 and 2013:

		Amount of (Gain)/Loss Recognized (Effective Portion)
Three Months Ended June 30,	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	2012	2013
		(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives, excluding tax of $114 and $28, respectively	Cost of goods sold/Other expense / (income) / Revenue	$(1,138)	$(284)
Commodity forward derivatives, excluding tax of $911 and $(167), respectively	Cost of goods sold / Revenue	(2,517)	460

		Amount of (Gain)/Loss Recognized
Three Months Ended June 30,	Location of (Gain)/Loss Recognized in the Consolidated Statement of Income	2012	2013
		(Dollars in thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Cost of goods sold/Other expense (income)	$(863)	$360

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Amount of (Gain)/Loss Recognized (Effective Portion)
Six Months Ended June 30,	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	2012	2013
		(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives, excluding tax of $236 and $19, respectively	Cost of goods sold/Other expense / (income) / Revenue	$(2,359)	$(190)
Commodity forward derivatives, excluding tax of $1,805 and $(50), respectively	Cost of goods sold / Revenue	$(4,987)	$137

		Amount of (Gain)/Loss Recognized
Six Months Ended June 30,	Location of (Gain)/Loss Recognized in the Consolidated Statement of Income	2012	2013
		(Dollars in thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Cost of goods sold/Other expense (income)	$(800)	$(1,421)
Our foreign currency and commodity derivatives are treated as hedges and are required to be measured at fair value on a recurring basis. With respect to the inputs used to determine the fair value, we use observable, quoted rates that are determined by active markets and, therefore, classify the contracts as “Level 2”.

(15)	Guarantor Information

On November 20, 2012, GrafTech International Ltd. (the “Parent”), issued $300 million aggregate principal amount of Senior Notes. The Senior Notes mature on November 15, 2020 and bear interest at a rate of 6.375% per year, payable semi-annually in arrears on May 15 and November 15 of each year. The Senior Notes have been guaranteed on a senior basis by the following wholly-owned direct and indirect subsidiaries of the Parent: GrafTech Finance Inc., GrafTech Holdings Inc., GrafTech USA LLC, Seadrift Coke LLP, Fiber Materials, Inc., Intermat, GrafTech Global Enterprises Inc., GrafTech International Holdings Inc., GrafTech DE LLC, GrafTech Seadrift Holding Corp, GrafTech International Trading Inc., GrafTech Technology LLC, GrafTech NY Inc., and Graphite Electrode Network LLC.

    The guarantors of the Senior Notes, solely in their respective capacities as such, are collectively called the “Guarantors.” Our other subsidiaries, which are not guarantors of the Senior Notes, are called the “Non-Guarantors.”

    All of the guarantees are unsecured. All of the guarantees are full, unconditional (subject to limited exceptions described below) and joint and several. Each of the Guarantors are 100% owned, directly or indirectly, by the Parent. All of the guarantees of the Senior Notes continue until the Senior Notes have been paid in full, and payment under such guarantees could be required immediately upon the occurrence of an event of default under the Senior Notes. If a Guarantor makes a payment under its guarantee of the Senior Notes, it would have the right under certain circumstances to seek contribution from the other Guarantors.

The Guarantors will be released from the guarantees upon the occurrence of certain events, including the following:  the unconditional release or discharge of any guarantee or indebtedness that resulted in the creation of the guarantee of the Senior Notes by such Guarantor; the sale or other disposition, including by way of merger or consolidation or the sale of its capital stock following which such Guarantor is no longer a subsidiary of the Parent; or the Parent's exercise of its legal defeasance option or its covenant defeasance option as described in the indenture applicable to the Senior Notes.  If any Guarantor is released, no holder of the Senior Notes will have a

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

claim as a creditor against such Guarantor and the indebtedness and other liabilities, including trade payables and preferred stock, if any, of such Guarantor will be effectively senior to the claim of any holders of the Senior Notes.

Investments in subsidiaries are recorded on the equity basis.

    The following tables set forth condensed consolidating balance sheets as of December 31, 2012 and June 30, 2013 and condensed consolidating statements of income and comprehensive income for the three and six months ended June 30, 2012 and 2013 and condensed consolidated statement of cash flows for the six months ended June 30, 2012 and 2013 of the Parent, Guarantors and the Non-Guarantors.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2012
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$4,425	$12,892	—	$17,317
Accounts receivable - affiliates	26,399	38,116	29,177	(93,692)	—
Accounts receivable - trade	—	78,053	158,376	—	236,429
Inventories	—	159,217	353,848	—	513,065
Prepaid and other current assets	—	13,681	42,509	—	56,190
Total current assets	26,399	293,492	596,802	(93,692)	823,001

Investment in affiliates	1,728,316	868,063	—	(2,596,379)	—
Property, plant and equipment	—	523,818	310,089	—	833,907
Deferred income taxes	—	—	6,157	—	6,157
Goodwill	—	293,162	205,099	—	498,261
Notes receivable - affiliate	66,869	22,413	—	(89,282)	—
Other assets	5,218	65,269	66,102	—	136,589
Total Assets	$1,826,802	$2,066,217	$1,184,249	$(2,779,353)	$2,297,915

LIABILITIES AND STOCKHOLDER EQUITY
Current Liabilities:
Accounts payable - affiliate	$—	$55,349	$38,343	$(93,692)	$—
Accounts payable - trade	273	33,126	94,721	—	128,120
Short-term debt	—	171	8,255	—	8,426
Accrued income and other taxes	597	3,948	26,378	—	30,923
Supply chain financing liability	—	—	26,962	—	26,962
Other accrued liabilities	2,178	15,597	33,178	—	50,953
Total current liabilities	3,048	108,191	227,837	(93,692)	245,384

Long-term debt - affiliate	—	66,869	22,413	(89,282)	—
Long-term debt - third party	464,183	70,190	1,336	—	535,709
Other long-term obligations	—	86,026	38,979	—	125,005
Deferred income taxes	9,720	6,625	25,621	—	41,966
Stockholders' equity	1,349,851	1,728,316	868,063	(2,596,379)	1,349,851
Total Liabilities and Stockholders' Equity	$1,826,802	$2,066,217	$1,184,249	$(2,779,353)	$2,297,915

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2013
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$3,992	$6,994	$—	$10,986
Accounts receivable - affiliates	35,702	30,259	22,052	(88,013)	—
Accounts receivable - trade	—	71,634	135,027	—	206,661
Inventories	—	176,778	363,995	—	540,773
Prepaid and other current assets	—	30,518	42,753	—	73,271
Total current assets	35,702	313,181	570,821	(88,013)	831,691

Investment in affiliates	1,729,881	858,788	—	(2,588,669)	—
Property, plant and equipment	—	532,739	303,937	—	836,676
Deferred income taxes	—	—	6,112	—	6,112
Goodwill	—	293,162	204,000	—	497,162
Notes receivable - affiliate	59,303	22,413	—	(81,716)	—
Other assets	5,040	58,763	60,774	—	124,577
Total Assets	$1,829,926	$2,079,046	$1,145,644	$(2,758,398)	$2,296,218

LIABILITIES AND STOCKHOLDER EQUITY
Current Liabilities:
Accounts payable - affiliate	$—	$57,754	$30,259	$(88,013)	$—
Accounts payable - trade	51	35,642	75,686	—	111,379
Short-term debt	—	174	2,603	—	2,777
Accrued income and other taxes	818	1,916	25,313	—	28,047
Supply chain financing liability	—	—	18,594	—	18,594
Other accrued liabilities	2,444	17,822	30,035	—	50,301
Total current liabilities	3,313	113,308	182,490	(88,013)	211,098

Long-term debt - affiliate	—	59,303	22,413	(81,716)	—
Long-term debt - third party	469,832	88,602	23,289	—	581,723
Other long-term obligations	—	81,453	35,979	—	117,432
Deferred income taxes	9,720	6,499	22,685	—	38,904
Stockholders' equity	1,347,061	1,729,881	858,788	(2,588,669)	1,347,061
Total Liabilities and Stockholders' Equity	$1,829,926	$2,079,046	$1,145,644	$(2,758,398)	$2,296,218

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended June 30, 2012
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$39,485	$59,554	$(99,039)		$—
Sales - third party	—	152,154	163,457	—		315,611
Net sales	—	191,639	223,011	(99,039)		315,611
Cost of sales	—	169,318	160,955	(99,039)		231,234
Gross profit	—	22,321	62,056	—		84,377
Research and development	—	2,942	—	—		2,942
Selling and administrative expenses	—	14,508	20,350	—		34,858
Operating income	—	4,871	41,706	—		46,577

Other expense (income), net	—	671	(277)	—		394
Interest expense - affiliate	936	—	202	(1,138)		—
Interest expense - third party	2,663	1,917	552	—		5,132
Interest income - affiliate	—	(1,138)	—	1,138		—
Interest income - third party	—	—	(64)	—		(64)
(Loss) income before income taxes	(3,599)	3,421	41,293	—	`	41,115

(Benefit) provision for income taxes	(1,334)	(5,970)	6,572	—		(732)
Equity in earnings of subsidiary	44,112	34,721	—	(78,833)		—
Net income	$41,847	$44,112	$34,721	$(78,833)		$41,847

Statements of Comprehensive Income

Net income	$41,847	$44,112	$34,721	$(78,833)		$41,847
Other comprehensive income:
Foreign currency translation	(22,523)	—	(22,523)	22,523		(22,523)
Commodities and foreign currency derivatives	(6,486)	(7,140)	654	6,486		(6,486)
Other comprehensive (loss) income	(29,009)	(7,140)	(21,869)	29,009		(29,009)
Comprehensive income (loss)	$12,838	$36,972	$12,852	$(49,824)		$12,838

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended June 30, 2013
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$52,679	$36,487	$(89,166)		$—
Sales - third party	—	127,592	173,769	—		301,361
Net sales	—	180,271	210,256	(89,166)		301,361
Cost of sales	—	152,517	189,089	(89,166)		252,440
Gross profit	—	27,754	21,167	—		48,921
Research and development	—	2,787	—	—		2,787
Selling and administrative expenses	—	10,588	19,573	—		30,161
Operating income	—	14,379	1,594	—		15,973

Other expense, net	—	671	304	—		975
Interest expense - affiliate	—	434	188	(622)		—
Interest expense - third party	7,799	790	358	—		8,947
Interest income - affiliate	(346)	(188)	(88)	622		—
Interest income - third party	—	—	(49)	—		(49)
(Loss) income before income taxes	(7,453)	12,672	881	—	`	6,100

Provision (benefit) for income taxes	(2,750)	3,575	893	—		1,718
Equity in earnings of subsidiary	9,085	(12)	—	(9,073)		—
Net income	$4,382	$9,085	$(12)	$(9,073)		$4,382

Statements of Comprehensive Income

Net income	$4,382	$9,085	$(12)	$(9,073)		$4,382
Other comprehensive income:
Foreign currency translation	(9,823)	—	(9,823)	9,823		(9,823)
Commodities and foreign currency derivatives	(3,326)	(1,392)	(1,934)	3,326		(3,326)
Other comprehensive income (loss)	(13,149)	(1,392)	(11,757)	13,149		(13,149)
Comprehensive income (loss)	$(8,767)	$7,693	$(11,769)	$4,076		$(8,767)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the six months ended June 30, 2012
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$99,087	$105,264	$(204,351)		$—
Sales - third party	—	266,181	290,368	—		556,549
Net sales	—	365,268	395,632	(204,351)		556,549
Cost of sales	—	308,782	300,810	(204,351)		405,241
Gross profit	—	56,486	94,822	—		151,308
Research and development	—	7,141	—	—		7,141
Selling and administrative expenses	—	32,998	40,585	—		73,583
Operating income	—	16,347	54,237	—		70,584

Other (income) expense, net	—	(2,482)	(547)	—		(3,029)
Interest expense - affiliate	1,764	—	202	(1,966)		—
Interest expense - third party	5,280	3,686	928	—		9,894
Interest income - affiliate	—	(1,966)	—	1,966		—
Interest income - third party	—	—	(145)	—		(145)
Income before income taxes	(7,044)	17,109	53,799	—	`	63,864

(Benefit) provision for income taxes	(2,557)	(1,519)	8,564	—		4,488
Equity in earnings of subsidiary	63,863	45,235	—	(109,098)		—
Net income	$59,376	$63,863	$45,235	$(109,098)		$59,376

Statements of Comprehensive Income

Net income	$59,376	$63,863	$45,235	$(109,098)		$59,376
Other comprehensive income:
Foreign currency translation	(12,675)	—	(12,675)	12,675		(12,675)
Commodities and foreign currency derivatives	(4,806)	(4,814)	8	4,806		(4,806)
Other comprehensive (loss) income	(17,481)	(4,814)	(12,667)	17,481		(17,481)
Comprehensive income (loss)	$41,895	$59,049	$32,568	$(91,617)		$41,895

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the six months ended June 30, 2013
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$97,946	$72,639	$(170,585)		$—
Sales - third party	—	225,788	329,300	—		555,088
Net sales	—	323,734	401,939	(170,585)		555,088
Cost of sales	—	275,343	352,859	(170,585)		457,617
Gross profit	—	48,391	49,080	—		97,471
Research and development	—	5,880	—	—		5,880
Selling and administrative expenses	—	23,082	36,792	—		59,874
Operating income	—	19,429	12,288	—		31,717

Other (income) expense, net	—	714	811	—		1,525
Interest expense - affiliate	—	833	376	(1,209)		—
Interest expense - third party	15,544	1,595	816	—		17,955
Interest income - affiliate	(710)	(376)	(123)	1,209		—
Interest income - third party	—	—	(113)	—		(113)
Income before income taxes	(14,834)	16,663	10,521	—	`	12,350

Provision for income taxes	(5,370)	5,018	4,110	—		3,758
Equity in earnings of subsidiary	18,056	6,411	—	(24,467)		—
Net income	$8,592	$18,056	$6,411	$(24,467)		$8,592

Statements of Comprehensive Income

Net income	$8,592	$18,056	$6,411	$(24,467)		$8,592
Other comprehensive income:
Foreign currency translation	(17,132)	—	(17,132)	17,132		(17,132)
Commodities and foreign currency derivatives	207	(817)	1,024	(207)		207
Other comprehensive (loss) income	(16,925)	(817)	(16,108)	16,925		(16,925)
Comprehensive (loss) income	$(8,333)	$17,239	$(9,697)	$(7,542)		$(8,333)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2012
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$19,616	$(13,559)	$(37,524)	$—	$(31,467)

Cash flow from investing activities:
(Loans to) repayments from affiliates	—	(75,889)	—	75,889	—
Capital expenditures	—	(43,736)	(17,840)	—	(61,576)
Proceeds from derivative instruments	—	4,713	2,208	—	6,921
Other	—	—	53	—	53
Net cash (used in) provided by investing activities	—	(114,912)	(15,579)	75,889	(54,602)

Cash flow from financing activities:
Loans from (repayments to) affiliates	65,218	—	10,671	(75,889)	—
Short-term debt borrowings	—	(4,495)	(1,403)	—	(5,898)
Revolving Facility borrowings	—	170,000	103,000	—	273,000
Revolving Facility reductions	—	(37,000)	(58,000)	—	(95,000)
Principal payments on long term debt	—	(86)	(53)	—	(139)
Supply chain financing	—	—	(4,810)	—	(4,810)
Proceeds from exercise of stock options	92	—	—	—	92
Purchase of treasury shares	(85,156)	—	—	—	(85,156)
Other	(136)	(209)	(346)	—	(691)
Net cash (used in) provided by financing activities	(19,982)	128,210	49,059	(75,889)	81,398

Net decrease in cash and cash equivalents	(366)	(261)	(4,044)	—	(4,671)
Effect of exchange rate changes on cash and cash equivalents	—	—	(621)	—	(621)
Cash and cash equivalents at beginning of period	366	3,503	8,560	—	12,429
Cash and cash equivalents at end of period	$—	$3,242	$3,895	$—	$7,137

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2013
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$(6,611)	$13,289	$4,968	$—	$11,646

Cash flow from investing activities:
Loan repayments from affiliates	7,566	—	—	(7,566)	—
Capital expenditures	—	(24,633)	(13,885)	—	(38,518)
(Payments) proceeds from derivatives	—	(140)	1,612	—	1,472
Other	—	216	68	—	284
Net cash provided by (used in) investing activities	7,566	(24,557)	(12,205)	(7,566)	(36,762)

Cash flow from financing activities:
Loans repayments to affiliates	—	(7,566)	—	7,566	—
Short-term debt borrowings	—	—	(5,649)	—	(5,649)
Revolving Facility borrowings	—	61,000	50,000	—	111,000
Revolving Facility reductions	—	(42,500)	(28,000)	—	(70,500)
Principal payments on long term debt	—	(84)	(56)	—	(140)
Supply chain financing	—	—	(8,369)	—	(8,369)
Proceeds from exercise of stock options	175	—	—	—	175
Purchase of treasury shares	(709)	—	—	—	(709)
Other	(421)	(15)	(6,004)	—	(6,440)
Net cash (used in) provided by financing activities	(955)	10,835	1,922	7,566	19,368

Net (decrease) increase in cash and cash equivalents	—	(433)	(5,315)	—	(5,748)
Effect of exchange rate changes on cash and cash equivalents	—	—	(583)	—	(583)
Cash and cash equivalents at beginning of period	—	4,425	12,892	—	17,317
Cash and cash equivalents at end of period	$—	$3,992	$6,994	$—	$10,986

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

•	the possibility of security breaches our information technology systems;

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Global Economic Conditions and Outlook

2013 Outlook. In its July 9th report, the International Monetary Fund (IMF) reduced its estimate for 2013 global GDP growth to 3.1 percent, representing the third consecutive downward revision this year. The IMF also states that global growth has not accelerated as expected and has underperformed relative to its prior expectations due to several factors, including protracted recessionary conditions in Europe, weaker than anticipated economic expansion in the United States and slower growth in emerging markets.

On July 22, 2013, the World Steel Association cited that global steel production, excluding China, declined 2.7 percent in the first half of 2013 as compared to the same period in the prior year. Expectations for improvement in the second half of 2013 are waning and steel customer confidence remains low.

As a result of economic factors and feedback from our customers, we are reducing our targeted earnings before interest, taxes, depreciation and amortization and other (income) expense ("EBITDA") range for the full year 2013 to $145 million to $165 million to reflect weaker than previously anticipated demand for our Industrial Materials products. Consequently, we are also reducing our targeted operating cash flow guidance to $110 million to $130 million to reflect the reduction in profitability and higher than previously planned inventory levels. Given the challenging operating environment, we are also reducing our targeted overhead expense (selling and administrative, and research and development expenses) to approximately $135 million. This compares to overhead expense of $155 million in 2012.
In summary, our expectations for 2013 are as follows:

•	EBITDA* targeted in the range of $145 million to $165 million (previous guidance was $165 million to $195 million);

•	Overhead expense of approximately $135 million (previous guidance was $140 million);

•	Interest expense of approximately $37 million (previous guidance was $35 million to $40 million);

•	Capital expenditures in the range of $90 million to $110 million;

•	Depreciation and amortization expense of approximately $95 million (previous guidance was $90 million to $95 million);

•	An effective tax rate in the range of 35 percent to 40 percent (previous guidance was 33 percent to 36 percent); and

•	Cash flow from operations in the range of $110 million to $130 million (previous guidance was $150 million to $180 million).

*NOTE ON EBITDA:  EBITDA is a non-GAAP financial measure that GrafTech currently calculates using GAAP amounts from the Consolidated Financial Statements. GrafTech believes that EBITDA measures are generally accepted as providing useful information regarding a Company's ability to incur and service debt. GrafTech also believes that EBITDA measures provide useful information about the productivity and cash generation potential of its ongoing businesses. Management uses EBITDA measures as well as other financial measures in connection with its decision-making activities. EBITDA measures should not be considered in isolation or as a substitute for net income (loss), cash flows from operations or other consolidated income or cash flow data prepared in accordance with GAAP. GrafTech's method for calculating EBITDA measures may not be comparable to methods used by other companies and is not the same as the method for calculating EBITDA measures under its senior secured revolving credit facility. 2013 targeted EBITDA is calculated as estimated net income of $8 million to $21 million and adding back estimated depreciation and amortization charges of $95 million, estimated interest expense of $37 million and estimated income tax expense of $5 million to $12 million. Due to their immaterial or unpredictable nature, we do not estimate targeted interest income, other income (expense), or any non-cash pension and other postretirement benefits mark-to-market charge or credit (which charge or credit would normally be recorded in the fourth quarter of 2013).

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Results of Operations and Segment Review
Three Months Ended June 30, 2012 as Compared to Three Months Ended June 30, 2013.
The tables presented in our period-over-period comparisons summarize our consolidated statements of income and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the three months ended June 30, 2012 and June 30, 2013. Throughout our MD&A, changes that are less than 5% or less than $1.0 million, may be deemed not meaningful and are generally excluded from the discussion.

	For the Three Months Ended
	June 30,		Increase	%
(in thousands, except per share data and % change)	2012	2013	(Decrease)	Change
Net sales	$315,611	$301,361	$(14,250)	(5)%
Cost of sales	231,234	252,440	21,206	9%
Gross profit	84,377	48,921	(35,456)	(42)%
Research and development	2,942	2,787	(155)	NM
Selling and administrative expenses	34,858	30,161	(4,697)	(13)%
Operating income	46,577	15,973	(30,604)	(66)%
Other expense (income), net	394	975	581	NM
Interest expense	5,132	8,947	3,815	74%
Interest income	(64)	(49)	15	NM
Income before provision for income taxes	41,115	6,100	(35,015)	(85)%
Provision for income taxes	(732)	1,718	2,450	(335)%
Net income	$41,847	$4,382	$(37,465)	(90)%
Basic income per common share:	$0.30	$0.03	$(0.27)
Diluted income per common share:	$0.29	$0.03	$(0.26)

Net sales, by operating segment for the three months ended June 30, 2012 and June 30, 2013 were:

	For the Three Months Ended
	June 30,		Increase	%
(in thousands, except per % change)	2012	2013	(Decrease)	Change
Industrial Materials	$262,285	$231,339	$(30,946)	(12)%
Engineered Solutions	53,326	70,022	16,696	31%
Total net sales	$315,611	$301,361	$(14,250)	(5)%

An analysis of the components of change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	2%	(14)%	—%	(12)%
Engineered Solutions	20%	11%	—%	31%

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Net sales. Net sales for our Industrial Materials segment decreased to $231.3 million in the three months ended June 30, 2013 from $262.3 million in the three months ended June 30, 2012. This decrease was driven by a deterioration in the selling price of electrodes, which was partially offset by higher graphite electrodes sales volumes. The weighted average selling price, excluding currency impacts, of electrodes in the three months ended June 30, 2013 decreased approximately 15% compared to the three months ended June 30, 2012. In addition, we experienced both volume and price declines in our needle coke products in the three months ended June 30, 2013 compared to the same period of 2012.
Net sales for our Engineered Solutions segment increased to $70.0 million in the three months ended June 30, 2013, compared to net sales of $53.3 million in the three months ended June 30, 2012. This increase was largely driven by continued growth in our advanced consumer electronics products. This increase was partially offset by declines in our sales of our advanced graphite materials products, resulting from decreased demand.
Cost of sales. For the three months ended June 30, 2013, we experienced increases in cost of sales of $21.2 million, primarily driven by costs associated with higher graphite electrode volumes, which accounted for $9.1 million of the increase and higher advanced consumer electronic volumes, which accounted for $6.6 million of the increase in cost of sales as compared to the same period of 2012.
Selling and administrative expenses. Selling and administrative expenses decreased $4.7 million in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, due primarily to a decrease in stock-based compensation and incentive compensation plan expenses of $2.9 million. Selling and administrative expenses also decreased as a direct result of headcount reductions and cost control measures established in response to the difficult operating environment in 2013. These decreases were partially offset by an increase in bad debt expense of $0.6 million.
Interest expense. Interest expense in the three months ended June 30, 2013 increased $3.8 million compared to the three months ended June 30, 2012, primarily as a result of the issuance of the $300 million Senior Notes in November 2012. These notes have an interest rate of 6.375%.
Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the three months ended June 30, 2012 and June 30, 2013:

	For the Three Months Ended
	June 30,
	2012	2013
	(Dollars in thousands)
Industrial Materials	$41,877	$7,530
Engineered Solutions	4,700	8,443
Total segment operating income	$46,577	$15,973
The percentage relationship of cost of operations to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	For the Three Months Ended
	June 30,
	(Percentage of sales)
	2012	2013	Change
Industrial Materials	84%	97%	13%
Engineered Solutions	91%	88%	(3)%
Segment operating costs and expenses as a percentage of sales for Industrial Materials increased to 97% for the three months ended June 30, 2013, compared to 84% for the three months ended June 30, 2012, due to margin contraction caused primarily by decreased pricing, particularly related to graphite electrodes. This was partially offset by reduced selling and administrative expenses.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

 Segment operating costs and expenses as a percentage of sales for Engineered Solutions decreased from 91% for the three months ended June 30, 2012 to 88% for the three months ended June 30, 2013. Operating costs and expenses decreased as a percentage of sales due to increased margins related to our advanced consumer electronics products and reductions to overhead costs as a result of cost control measures and LEAN initiatives put in place to address the difficult operating environment in 2013.
Provision for income taxes. The following table summarizes the expense/(benefit) for income taxes for the three months ended June 30, 2012 and June 30, 2013:

	For the Three Months Ended
	June 30,
	2012	2013
	(Dollars in thousands)
Tax (benefit)/expense	(732)	1,718
Pretax income	41,115	6,100
Effective tax rates	(1.8)%	28.2%

The effective tax rate for the three months ended June 30, 2013 differs from the U.S statutory rate of 35% primarily due to a change in tax rate applied to certain deferred tax assets, resulting in a favorable discrete item. During the three months ended June 30, 2012 our unrecognized tax benefits decreased by $10.5 million due to the effective resolutions of uncertain tax positions from prior years, which had a favorable impact on our effective tax rate. The effective tax rate also differs from the U.S statutory tax rate of 35% due to jurisdictional mix of income.
Six Months Ended June 30, 2012 as Compared to Six Months Ended June 30, 2013.
The tables presented in our period-over-period comparisons summarize our consolidated statements of income and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the six months ended June 30, 2012 and June 30, 2013. Throughout our MD&A, changes that are less than 5% or less than $1.0 million, may be deemed not meaningful and are generally excluded from the discussion.

	For the Six Months Ended
	June 30,		Increase	%
(in thousands, except per share data and % change)	2012	2013	(Decrease)	Change
Net sales	$556,549	$555,088	$(1,461)	—%
Cost of sales	405,241	457,617	52,376	13%
Gross profit	151,308	97,471	(53,837)	(36)%
Research and development	7,141	5,880	(1,261)	(18)%
Selling and administrative expenses	73,583	59,874	(13,709)	(19)%
Operating income	70,584	31,717	(38,867)	(55)%
Other expense (income), net	(3,029)	1,525	4,554	(150)%
Interest expense	9,894	17,955	8,061	81%
Interest income	(145)	(113)	32	NM
Income before provision for income taxes	63,864	12,350	(51,514)	(81)%
Provision for income taxes	4,488	3,758	(730)	(16)%
Net income	$59,376	$8,592	$(50,784)	(86)%
Basic income per common share:	$0.42	$0.06	$(0.36)
Diluted income per common share:	$0.41	$0.06	$(0.35)
Net sales, by operating segment for the six months ended June 30, 2012 and June 30, 2013 were:

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

	For the Six Months Ended June 30,		Increase	%
(in thousands, except per % change)	2012	2013	(Decrease)	Change
Industrial Materials	$455,281	$440,116	$(15,165)	(3)%
Engineered Solutions	101,268	114,972	13,704	14%
Total net sales	$556,549	$555,088	$(1,461)	—%
An analysis of the components of change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	8%	(10)%	(1)%	(3)%
Engineered Solutions	8%	6%	—%	14%
Net sales. Net sales for our Industrial Materials segment decreased by $15.2 million in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Although graphite electrode volumes increased in the six months ended June 30, 2013 compared to the same period in 2012, this increase was largely offset by a deterioration in the selling price of electrodes in the 2013 period. The weighted average selling price, excluding currency impacts, of electrodes in the six months ended June 30, 2013 decreased approximately 11% compared to the six months ended June 30, 2012. We also experienced both volume and price declines in our needle coke products in the six months ended June 30, 2013 compared to the same period of 2012. Additionally, we experienced an unfavorable foreign currency impact of $3.7 million in the six months ended June 30, 2013 compared to the same period of 2012.
Net sales for our Engineered Solutions segment increased $13.7 million in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase was primarily attributable to increased volumes for our advanced consumer electronics and advanced composite materials products, which were partially offset by decreased demand for our advanced graphite materials products.
Cost of sales. For the six months ended June 30, 2013, we experienced increases in cost of sales of $52.4 million compared to the six months ended June 30, 2012, primarily driven by costs associated with higher graphite electrode volumes, which accounted for $26.9 million of the increase and higher advanced consumer electronic volumes, which accounted for $13.6 million of the increase in cost. Additionally, graphite electrodes sold during the six months ended June 30, 2013 carried higher raw material and overhead costs than graphite electrodes sold during the six months ended June 30, 2012. These additional costs were partially offset by a favorable foreign currency impact in the six months ended June 30, 2013 as compared to the same period of 2012.
Research and development. During the six months ended June 30, 2013, research and development expenses decreased $1.3 million compared to the six months ended June 30, 2012. This reduction included lower incentive plan and stock-based compensation expense.
Selling and administrative expense. During the six months ended June 30, 2013, selling and administrative expenses decreased $13.7 million compared to the six months ended June 30, 2012.  This reduction was caused, in part, by a decrease in incentive and stock-based compensation expense of $5.6 million in the six months ended June 30, 2013.  Additionally, a favorable experience related to the collection of delinquent accounts receivable provided a $0.8 million benefit to selling and administrative expense in the six months ended June 30, 2013.  The remainder of the reduction in selling and administrative expense is the direct result of cost control measures established in response to the difficult operating environment experienced in 2013.  Offsetting these cost reductions was an increase in severance costs of $0.8 million incurred in the six months ended June 30, 2013.
Other expense (income), net. During the six months ended June 30, 2012, we received a one-time $4.0 million insurance reimbursement for claims made related to flood damages incurred at our Clarksburg, West Virginia facility during 2011.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Interest expense. Interest expense in the six months ended June 30, 2013 increased $8.1 million compared to the six months ended June 30, 2012, primarily as a result of the issuance of the $300 million Senior Notes in November 2012. These notes have an interest rate of 6.375%.
Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the six months ended June 30, 2012 and June 30, 2013:

	For the Six Months Ended
	June 30,
	2012	2013
	(Dollars in thousands)
Industrial Materials	$66,802	$23,608
Engineered Solutions	3,782	8,109
Total segment operating income	$70,584	$31,717

The percentage relationship of cost of operations to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	For the Six Months Ended
	June 30,
	(Percentage of sales)
	2012	2013	Change
Industrial Materials	85%	95%	10%
Engineered Solutions	96%	93%	(3)%
Segment operating costs and expenses as a percentage of sales for Industrial Materials increased to 95% for the six months ended June 30, 2013, compared to 85% for the six months ended June 30, 2012 due to margin contraction caused primarily by decreased pricing, particularly related to graphite electrodes. Additionally, graphite electrodes sold during the six months ended June 30, 2013 carried higher raw material and overhead costs than graphite electrodes sold during the six months ended June 30, 2012. These cost increases were partially offset by reduced selling and administrative expenses in the six months ended June 30, 2013 compared to the six months ended June 30, 2012.
 Segment operating costs and expenses as a percentage of sales for Engineered Solutions decreased from 96% for the six months ended June 30, 2012 to 93% for the six months ended June 30, 2013 due to favorable margins related to our advanced consumer electronics products and general reductions in selling and administrative expenses in the six months ended June 30, 2013 compared to the six months ended June 30, 2012.
 Provision for income taxes. The following table summarizes the expense for income taxes for the six months ended June 30, 2012 and June 30, 2013:

	For the Six Months Ended
	June 30,
	2012	2013
	(Dollars in thousands)
Tax expense	$4,488	$3,758
Pretax income	$63,864	$12,350
Effective tax rates	7.0%	30.4%
The effective tax rate for the six months ended June 30, 2013 differs from the U.S statutory rate of 35% primarily due to an enacted tax law change and a change in tax rate applied to certain deferred tax assets, resulting in favorable discrete items. During the six months ended June 30, 2012 our unrecognized tax benefits decreased by $10.5 million due to the effective resolutions of uncertain tax positions from prior years, which had a favorable

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

impact on our effective tax rate. The effective tax rate also differs from the U.S statutory tax rate of 35% due to jurisdictional mix of income.

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
During the six months ended June 30, 2013, and June 30, 2012, the average exchange rates for the euro, Brazilian real, Mexican peso, South African rand and Japanese yen against the U.S. dollar fluctuated as follows versus the same period of the previous year:

	For the Six Months Ended June 30,
	2012	2013

Euro	(7.3)%	0.7%
Brazilian real	(12.3)%	(9.3)%
Mexican peso	(10.0)%	4.9%
South African rand	(12.6)%	(15.5)%
Japanese yen	2.6%	(16.5)%

For net sales of Industrial Materials, the impact of the changes in the average exchange rates for the six months ended June 30, 2013 was a decrease of $3.5 million compared to the same period of 2012. The impact of the exchange rate changes on cost of sales of Industrial Materials for the six months ended June 30, 2013 was a decrease of $4.4 million compared to the same period of 2012. Changes in currency exchange rates had no material impact on net sales or cost of sales for Engineered Solutions for the six months ended June 30, 2013, compared to the same period for 2012.
As part of our cash management, we also have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Income.
The remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities resulted in a gain of $2.1 million in the six months ended June 30, 2012, compared to a loss of $0.7 million in the six months ended June 30, 2013.
We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by currency exchange rate changes, as described under “Part I, Item 3–Quantitative and Qualitative Disclosures about Market Risk”.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

 Liquidity and Capital Resources
We believe that we have adequate liquidity to meet all of our present needs. Disruptions in the U.S. and international financial markets, however, could adversely affect our liquidity and the cost and availability of financing to us in the future. As of June 30, 2013 we had cash and cash equivalents of $11.0 million, long-term debt of $581.7 million, short-term debt of $2.8 million and stockholder’s equity of $1,347 million. We also had $371 million of unused borrowing capacity under the Revolving Facility (after considering financial covenants restrictions and the outstanding letters of credit of approximately $9.9 million). As a part of our cash management activities, we manage accounts receivable credit risk, collections, and accounts payable vendor terms to maximize our free cash at any given time and minimize accounts receivable losses.
Our sources of funds have consisted principally of cash flow from operations and debt including our Revolving Facility. Our uses of those funds (other than for operations) have consisted principally of capital expenditures, the repurchase of common shares outstanding, cash paid for acquisitions and associated expenses and debt reduction payments and other obligations.
We have a supply chain financing arrangement with a financing party that provides additional working capital liquidity of up to $50 million. Under this arrangement, we essentially assigned our rights to purchase needle coke from a third-party supplier to the financing party. The financing party purchases the product from our supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment to the financing party for this needle coke includes a mark-up (the “Mark-Up”). The Mark-Up is subject to quarterly reviews. In effect, we have a longer period of time to pay the financing party than by purchasing directly from the supplier which helps us maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. For the three months ended June 30, 2013, the Mark-Up was based on 2 month LIBOR plus a margin of 2.25%. Under this arrangement we incurred a mark-up of approximately $0.3 million during the six months ended June 30, 2013.
In the event that operating cash flow and the financing of needle coke purchases fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our Revolving Facility.
We use cash flow from operations, funds from supply chain financing, and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as well as cash on hand as our primary sources of liquidity. The Revolving Facility is secured, and provides for maximum borrowings of up to $570 million including a letter of credit sub-facility of up to $50 million and is subject to certain conditions (including a maximum senior secured leverage ratio test). The Revolving Facility matures in October 2016. As of June 30, 2013, we had outstanding borrowings drawn from the Revolving Facility of $110.0 million and outstanding letters of credit of $9.9 million. On October 29, 2012, we amended the Revolving Facility to permit the issuance and guarantee of the Senior Notes, as well as to permit us to loan the proceeds of the Senior Notes to GrafTech Finance and Luxembourg Holdco so that they can repay amounts outstanding under the Revolving Facility, and to permit those entities to repay intercompany loans to us in order to fund payments on the Senior Notes and certain other indebtedness. In addition, we amended the Revolving Facility to permit acquisitions (and related intercompany loans to fund such acquisitions) in the aggregate amount of $400.0 million, in addition to those already permitted by the Revolving Facility and to increase to $400.0 million the amount of debt we may incur under our general debt basket, to the extent we meet certain financial ratios.
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
As of June 30, 2013, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable. These covenants include maintaining a cash minimum interest coverage ratio of at least 3.00 to 1.00 and a maximum senior secured leverage ratio of 2.25 to 1.00, which are measured based on a rolling average of the prior four quarters. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants through December 31, 2013. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.
As of June 30, 2013, approximately 81% of our debt consists of fixed rate or zero interest rate obligations compared to 86% as of December 31, 2012.
Cash Flow and Plans to Manage Liquidity. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of capital expenditures, acquisitions, stock repurchases and other factors.
Certain of our obligations could have a material impact on our liquidity. Cash flow from operations and from financing activities services payment of our obligations, thereby reducing funds available to us for other purposes. As of June 30, 2013 we had $371 million of unused borrowing capacity under the Revolving facility (after considering financial covenants restrictions and the outstanding letters of credit of approximately $9.9 million). We expect to use a substantial portion of that capacity for general purposes including working capital, capital expenditures, acquisitions, stock repurchases and other purposes. Continued volatility in the global economy may require additional borrowings under our Revolving Facility if our supply chain financing arrangement is terminated. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn could significantly and negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Related Party Transactions. Mr. Nathan Milikowsky, a director of GrafTech from December 2010 through May 2013, and certain members of his immediate family and certain entities in which he and members of his immediate family have interests, were substantial equity owners of Seadrift and C/G prior to the acquisitions of those entities by the Company. In connection with those acquisitions, Mr. Milikowsky, his immediate family members and those entities received a portion of the aggregate consideration paid to the equity holders of Seadrift and C/G pursuant to the Seadrift Merger Agreement and the C/G Merger Agreement, which was comprised of shares of the Company's common stock, cash and Senior Subordinated Notes.
We have not engaged in or been a party to any other material transactions with affiliates or related parties except for transactions with our current or former subsidiaries and compensatory transactions with directors and officers including employee benefits, stock option and restricted stock grants, compensation deferral, and stock purchases).
Cash Flows.
The following is a discussion of our cash flow activities:

	For the Six Months Ended
	June 30,
	2012	2013
	(Dollars in millions)
Cash flow (used in) provided by:
Operating activities	$(31.5)	$11.6
Investing activities	$(54.6)	$(36.8)
Financing activities	$81.4	$19.4
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
During the six months ended June 30, 2012, changes in working capital resulted in a net use of funds of $127.7 million which was impacted by:

•	cash inflows of $37.1 million from the decrease in accounts receivable, which were due primarily to decreased sales for the period;

•	cash outflows for inventories of $104.9 million due primarily to increased volumes on hand resulting from lower sales volumes; and;

•	net cash outflows from decreases in accounts payable of $10.7 million, income taxes payable of $20.3 million and $21.9 million of accruals through normal operations.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Other uses of cash in the six months ended June 30, 2012 included contributions to pension and other benefit plans of $6.1 million.
During the six months ended June 30, 2013, changes in working capital resulted in a net use of funds of $51.0 million which was impacted by:

•	cash inflows of $28.1 million from the decrease in accounts receivable due to the timing and collection of customer sales;

•
cash outflows for inventories of $33.4 million primarily due to increased volumes on hand, which is a result of contractually obligated raw material purchases and lower than anticipated sales volumes. We will continue to monitor and evaluate operating levels and may make adjustments in the second half of the year;

•	net cash outflows from decreases in accounts payable and accruals of $29.7 million through normal operations.
Other uses of cash in the six months ended June 30, 2013 included contributions to pension and other benefit plans of $4.5 million.
Investing Activities.
Net cash used in investing activities was $54.6 million during the six months ended June 30, 2012, and included capital expenditures of $61.6 million, which were partially offset by proceeds from derivative instruments of $6.9 million.
Net cash used in investing activities was $36.8 million during the six months ended June 30, 2013 and included capital expenditures of $38.5 million and proceeds from our derivative instruments of $1.5 million.
 Financing Activities.
Net cash flow provided by financing activities was $81.4 million during the six months ended June 30, 2012 and included net borrowings under our Revolving Facility of $178.0 million which was primarily used to repurchase 8.8 million shares of our outstanding common stock in the open market and fund working capital additions.
Net cash flow used in financing activities was $19.4 million during the six months ended June 30, 2013 and included net borrowings under our Revolving Facility of $40.5 million which were primarily used to fund capital expenditures and working capital additions.
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
The outstanding foreign currency derivatives as of December 31, 2012 and June 30, 2013 represented a net unrealized loss of $1.3 million and a net unrealized gain of $0.2 million, respectively.
Energy Commodity Management. We periodically enter into commodity derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas and refined oil product exposure. The outstanding contracts as of December 31, 2012 and June 30, 2013 represented an immaterial net unrealized loss and a net unrealized loss of $0.4 million, respectively.
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
Sensitivity Analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our foreign currency derivatives and our commodity derivatives. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of June 30, 2013, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a corresponding increase of $8.2 million or a corresponding decrease of $8.4 million, respectively, in the fair value of the foreign currency hedge portfolio. A 10% increase or decrease in the value of the underlying commodity prices that we hedge would result in a corresponding increase or decrease of $3.2 million as of June 30, 2013 in the fair value of the commodity hedge portfolio. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
We had no interest rate derivative instruments outstanding as of June 30, 2013. A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $0.6 million for the six months ended June 30, 2013.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective at the reasonable assurance level as of June 30, 2013.
Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2013 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings
The information required by this Item is set forth in Note 12, “Contingencies” of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in Part I-Item IA of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 24, 2012, our Board of Directors authorized a share repurchase program for up to ten million shares. Purchases under this program may take place from time to time in the open market, or through privately negotiated transactions, as market, industry and economic conditions warrant. We had not yet made any purchases under this program as of June 30, 2013.
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

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 1 through April 30, 2013	2,767	$7.47	—	10,000,000
May 1 through May 31, 2013	1,770	7.31	—	10,000,000
June 1 through June 30, 2013	247	8.26	—	10,000,000

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

GRAFTECH INTERNATIONAL LTD.
Date:	July 30, 2013	By:	/s/ Lindon G. Robertson
Lindon G. Robertson
Vice President and Chief Financial Officer (Principal Financial Officer)