Form 10-Q
period 2013-09-30
GRAFTECH INTERNATIONAL LTD
filed 2013-10-31
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of October 15, 2013, 135,189,364 shares of common stock, par value $.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	As of December 31, 2012	As of September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$17,317	$11,470
Accounts and notes receivable, net of allowance for doubtful accounts of $7,573 as of December 31, 2012 and $7,203 as of September 30, 2013	236,429	205,427
Inventories	513,065	519,011
Prepaid expenses and other current assets	56,190	69,436
Total current assets	823,001	805,344
Property, plant and equipment	1,532,359	1,583,444
Less: accumulated depreciation	698,452	737,243
Net property, plant and equipment	833,907	846,201
Deferred income taxes	6,157	7,463
Goodwill	498,261	497,073
Other assets	136,589	119,540
Total assets	$2,297,915	$2,275,621
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128,120	$103,519
Short-term debt	8,426	4,344
Accrued income and other taxes	30,923	27,814
Rationalizations	—	14,129
Supply chain financing liability	26,962	12,540
Other accrued liabilities	50,953	52,953
Total current liabilities	245,384	215,299
Long-term debt	535,709	559,643
Other long-term obligations	125,005	117,847
Deferred income taxes	41,966	34,090
Contingencies – Note 13
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 225,000,000 shares authorized, 150,869,227 shares issued as of December 31, 2012 and 151,763,001 shares issued as of September 30, 2013	1,509	1,518
Additional paid-in capital	1,812,592	1,822,603
Accumulated other comprehensive loss	(280,678)	(291,897)
Retained earnings	66,884	67,846
Less: cost of common stock held in treasury, 16,418,710 shares as of December 31, 2012 and 16,525,938 shares as of September 30, 2013	(249,487)	(250,331)
Less: common stock held in employee benefit and compensation trusts, 76,095 shares as of December 31, 2012 and 83,816 shares as of September 30, 2013	(969)	(997)
Total stockholders’ equity	1,349,851	1,348,742
Total liabilities and stockholders’ equity	$2,297,915	$2,275,621
 See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
CONSOLIDATED STATEMENTS OF INCOME
Net sales	$320,716	$303,084	$877,265	$858,172
Cost of sales	240,730	266,440	645,971	724,057
Gross profit	79,986	36,644	231,294	134,115
Research and development	2,778	2,994	9,919	8,874
Selling and administrative expenses	33,645	27,626	107,228	87,500
Rationalizations	—	14,593	—	14,593
Operating income (loss)	43,563	(8,569)	114,147	23,148

Other expense (income), net	1,653	(772)	(1,376)	753
Interest expense	5,839	9,098	15,733	27,053
Interest income	(33)	(49)	(178)	(162)
Income (loss) before provision for income taxes	36,104	(16,846)	99,968	(4,496)

Provision (benefit) for income taxes	6,478	(9,216)	10,966	(5,458)
Net income (loss)	$29,626	$(7,630)	$89,002	$962

Basic income per common share:
Net income (loss) per share	$0.22	$(0.06)	$0.64	$0.01
Weighted average common shares outstanding	134,347	135,134	139,939	134,949

Diluted income per common share:
Net income (loss) per share	$0.22	$(0.06)	$0.63	$0.01
Weighted average common shares outstanding	135,001	135,331	140,565	135,122

STATEMENTS OF COMPREHENSIVE INCOME
Net income (loss)	$29,626	$(7,630)	$89,002	$962
Other comprehensive income:
Foreign currency translation adjustments	712	5,230	(11,963)	(11,902)
Commodities and foreign currency derivatives, net of tax of $249, ($170), ($144) and ($265) respectively	(3,952)	476	(8,758)	683
Other comprehensive (loss) income, net of tax:	(3,240)	5,706	(20,721)	(11,219)
Comprehensive income (loss)	$26,386	$(1,924)	$68,281	$(10,257)

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2013
Cash flow from operating activities:
Net income	$89,002	$962
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	58,232	71,770
Deferred income tax provision	1,906	(2,563)
Post-retirement and pension plan changes	3,637	3,468
Currency impact	(3,351)	(81)
Stock-based compensation	8,096	5,938
Interest expense	9,221	10,459
Insurance recoveries	4,007	—
Other charges, net	(13,393)	3,097
Increase in working capital*	(128,361)	(20,403)
Increase in long-term assets and liabilities	(15,390)	(7,469)
Net cash provided by operating activities	13,606	65,178
Cash flow from investing activities:
Capital expenditures	(92,827)	(62,698)
Proceeds from derivative instruments	6,807	852
Other	121	2,333
Net cash used in investing activities	(85,899)	(59,513)
Cash flow from financing activities:
Short-term debt reductions, net	(13,989)	(4,082)
Revolving Facility borrowings	343,000	134,000
Revolving Facility reductions	(145,000)	(118,500)
Principal payments on long-term debt	(182)	(189)
Supply chain financing	(3,719)	(14,422)
Proceeds from exercise of stock options	92	175
Purchase of treasury shares	(103,056)	(844)
Other	(542)	(7,206)
Net cash provided by (used in) financing activities	76,604	(11,068)
Net increase (decrease) in cash and cash equivalents	4,311	(5,403)
Effect of exchange rate changes on cash and cash equivalents	(547)	(444)
Cash and cash equivalents at beginning of period	12,429	17,317
Cash and cash equivalents at end of period	$16,193	$11,470

* Net change in working capital due to the following components:
Change in current assets:
Accounts and notes receivable, net	$25,614	$30,971
Inventories	(96,309)	(11,981)
Prepaid expenses and other current assets	(3,215)	(11,049)
Decrease in accounts payable and accruals	(54,373)	(47,541)
Rationalizations	—	14,129
(Decrease) increase in interest payable	(78)	5,068
Increase in working capital	$(128,361)	$(20,403)

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
During the three months ended June 30, 2013, the Company recorded additional depreciation expense of $2.9 million ($1.9 million net of tax), to correct certain errors related to prior periods. The impact to the nine months ended September 30, 2013 was a net $2.7 million of additional expense ($1.8 million, net of tax). These charges were recorded primarily to release to cost of sales depreciation expenses that were previously incorrectly deferred to inventory. These adjustments were not material to any previously issued or the expected full year 2013 financial statements.
C. New Accounting Standards
In February 2013, the FASB issued guidance on reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”). The guidance requires an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. We disclose our reclassifications within Note 15 "Derivative Instruments", as these are the only material reclassifications out of AOCI. This guidance was adopted by the Company retrospectively as of January 1, 2013. As the accounting standard only impacts disclosures, the new standard does not have an impact on the Company's financial position, results of operations, or cash flows.

(2)	Rationalizations
We have announced a global initiative to reduce our Industrial Materials segment's cost base and improve our competitive position. This initiative will close, subject to applicable union and workforce negotiations, our two highest cost graphite electrode plants and machine shops, located in Brazil and South Africa, as well as a machine shop in Russia. Upon these closures, our graphite electrode capacity will be reduced by approximately 60,000 metric tons.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We have also adopted measures for additional overhead reductions in our Industrial Materials segment and in our corporate operations. These actions, along with the planned closures, are expected to reduce global headcount by approximately 600 people or approximately 20 percent of our global workforce.
The rationalization plan is targeted to be substantially complete by the end of the second quarter of 2014.
The accrual for severance liability related to these rationalizations is included as a current liability on the Consolidated Balance Sheet. The following table summarizes activity related to the accrual:

(in thousands)
Balance as of December 31, 2012	$—
Rationalization charges	14,593
Change in estimates	—
Payments and settlements	(464)
Effect of change in currency exchange rates	—
Balance as of September 30, 2013	$14,129

Charges incurred related to these actions for the three and nine months ended September 30, 2013 are as follows:

For the Three and Nine Months Ended September 30, 2013
(dollars in thousands)
Severance and related costs	$14,593
Accelerated depreciation	1,323
Inventory loss	1,631
Total rationalization and related charges	$17,547
These actions resulted in a $14.6 million charge for severance and related costs recognized as rationalization expense in the three and nine months ended September 30, 2013, substantially all of which relate to future cash outflows. We expect the majority of these cash outflows to occur by the end of the second quarter of 2014. The total expected cost of these actions is approximately $105 million, approximately $30 million of which will be cash outlays, the majority of which will be incurred in 2014, and funded through working capital improvements. The remaining $75 million are non-cash costs, which primarily reflect the write-off of assets, and will be expensed throughout the wind-down period. We incurred approximately $17.5 million of expense related to this initiative in the third quarter and we expect approximately $51 million of additional expense to be recognized in the fourth quarter.
We recorded accelerated depreciation charges of $1.3 million related to fixed assets in South Africa that are expected to be taken out of service during the fourth quarter of 2013. These accelerated depreciation charges were recorded as part of cost of sales. Additionally, certain raw material inventory in South Africa will not be used and cannot be transferred to other locations due to significant inventory shrinkage expected during transport. As such, we recorded a $1.6 million reserve for inventory losses, which was also recorded as part of cost of sales in three months ended September 30, 2013.

(3)	Stock-Based Compensation
For the three months ended September 30, 2012 and 2013, we recognized stock-based compensation expense of $1.7 million and $2.2 million, respectively. A majority of the expense, $1.6 million and $2.0 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statements of Income, with the remaining expenses recorded as cost of sales and research and development.
For the nine months ended September 30, 2012 and 2013, we recognized stock-based compensation expense of $8.1 million and $5.9 million, respectively. A majority of the expense, $7.3 million and $5.4 million, respectively, was

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

recorded as selling and administrative expenses in the Consolidated Statements of Income, with the remaining expenses recorded as cost of sales and research and development.
As of September 30, 2013, the total compensation cost related to non-vested restricted stock, performance shares and stock options not yet recognized was $11.9 million, which will be recognized over the weighted average life of 1.3 years.
Restricted Stock and Performance Shares
Restricted stock and performance share awards activity under the plans for the nine months ended September 30, 2013 was:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested as of January 1, 2013	1,851,919	$13.30
Granted	96,942	8.80
Vested	(363,325)	15.82
Forfeited/canceled/expired	(232,374)	16.88
Outstanding unvested as of September 30, 2013	1,353,162	11.69

Stock Options
Stock option activity under the plans for the nine months ended September 30, 2013 was:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of January 1, 2013	1,730,149	$12.35
Granted	5,200	9.74
Forfeited/canceled/expired	(65,401)	14.51
Exercised	(40,735)	4.29
Outstanding as of September 30, 2013	1,629,213	12.46

(4)	Earnings per Share
The following table shows the information used in the calculation of our share counts for basic and diluted earnings per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
Weighted average common shares outstanding for basic calculation	134,347,199	135,134,144	139,938,771	134,948,507
Add: Effect of stock options and restricted stock	653,466	196,914	625,907	173,107
Weighted average common shares outstanding for diluted calculation	135,000,665	135,331,058	140,564,678	135,121,614
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of stock options covering 862,977 shares in both the three and nine months ended September 30, 2012, and 1,529,213 shares in both the three and nine months ended September 30, 2013, as the exercise prices were greater than the weighted average market price of our common stock for the applicable period.

(5)	Segment Reporting

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
Engineered Solutions. The Engineered Solutions segment includes advanced electronics technologies, advanced graphite materials, advanced composite materials and advanced materials. Advanced electronics technologies products consist of electronic thermal management solutions, fuel cell components, and sealing materials. Advanced graphite materials are highly engineered synthetic graphite products used in many areas due to their unique properties and the ability to tailor them to specific solutions. These products are used in transportation, alternative energy, metallurgical, chemical, oil and gas exploration and various other industries. Advanced composite materials are highly engineered carbon products that are woven into various shapes primarily to support the aerospace and defense industries. Advanced materials use carbon and graphite powders as components or additives in a variety of industries, including metallurgical processing, battery and fuel cell components, and polymer additives.
We continue to evaluate the performance of our segments based on segment operating income. Intersegment sales and transfers are not material and the accounting policies of the reportable segments are the same as those for our Consolidated Financial Statements as a whole. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales.
The following tables summarize financial information concerning our reportable segments:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(Dollars in thousands)		(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$260,180	$233,277	$715,461	$673,394
Engineered Solutions	60,536	69,807	161,804	184,778
Total net sales	$320,716	$303,084	$877,265	$858,172
Segment operating income:
Industrial Materials	$37,301	$(12,945)	$104,103	$10,663
Engineered Solutions	6,262	4,376	10,044	12,485
Total segment operating income	$43,563	$(8,569)	$114,147	$23,148

Reconciliation of segment operating income to income before provision for income taxes
Other expense (income), net	1,653	(772)	(1,376)	753
Interest expense	5,839	9,098	15,733	27,053
Interest income	(33)	(49)	(178)	(162)
Income (loss) before provision for income taxes	$36,104	$(16,846)	$99,968	$(4,496)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	Other Expense (Income), Net
Other income for the nine months ended September 30, 2012 includes $4.0 million of insurance reimbursements for claims made related to flood damages incurred at our Clarksburg, West Virginia facility during 2011. Other income for the three months ended September 30, 2013 includes a $2.0 million gain due to the favorable resolution of a previously recorded loss contingency.

(7)	Benefit Plans
The components of our consolidated net pension costs are set forth in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$426	$489	$1,278	$1,467
Interest cost	2,150	1,985	6,450	5,955
Expected return on plan assets	(2,195)	(1,706)	(6,585)	(5,118)
Amortization of prior service cost	6	6	18	18
Net cost	$387	$774	$1,161	$2,322

The components of our consolidated net postretirement costs are set forth in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$46	$28	$138	$84
Interest cost	381	331	1,143	993
Amortization of prior service benefit	(49)	(50)	(147)	(150)
Plan amendment	—	—	1,147	—
Net cost	$378	$309	$2,281	$927

(8)	Goodwill and Other Intangible Assets
We are required to review goodwill and indefinite-lived acquired intangible assets annually for impairment. Goodwill impairment is tested at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
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
As a result of the rationalization activities in Note 2, we performed an interim impairment analysis as of September 30, 2013. Similar to the testing done as of December 31, 2012, our discounted cash flow model was based on our internally developed forecasts, and based on these valuations, the fair value substantially exceeded the carrying value of the reporting unit our net asset value as of September 30, 2013. In addition to the quantitative analysis, we

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

qualitatively assessed our reporting units and we believe that the quantitative analysis supporting the fair value in excess of the carrying value continues to be appropriate. However, a further significant deterioration in the global economic environment or in any of the input assumptions in our calculation could adversely affect the fair value of our reporting units and result in an impairment of some or all of the goodwill on the balance sheet.

The changes in the carrying value of goodwill during the nine months ended September 30, 2013 are as follows:

Total
(Dollars in Thousands)
Balance as of December 31, 2012	$498,261
Currency translation effect	(1,188)
Balance as of September 30, 2013	$497,073

The following table summarizes acquired intangible assets with determinable useful lives by major category as of December 31, 2012 and September 30, 2013:

	As of December 31, 2012			As of September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
Trade name	7,900	(2,870)	5,030	7,900	(3,676)	4,224
Technological know-how	43,349	(12,554)	30,795	43,349	(17,075)	26,274
Customer –related intangible	110,798	(31,233)	79,565	110,798	(41,324)	69,474
Total finite-lived intangible assets	$162,047	$(46,657)	$115,390	$162,047	$(62,075)	$99,972
Amortization expense of acquired intangible assets was $5.6 million and $5.0 million in the three months ended September 30, 2012 and September 30, 2013, respectively, and $16.7 million and $15.4 million in the nine months ended September 30, 2012 and September 30, 2013, respectively. Estimated amortization expense will approximate $5.1 million in the fourth quarter of 2013, $19.0 million in 2014, $17.3 million in 2015, $13.2 million in 2016 and $14.4 million in 2017.

(9)	Long-Term Debt and Liquidity
The following table presents our long-term debt:

	As of December 31, 2012	As of September 30, 2013
	(Dollars in thousands)
Revolving Facility	$69,500	$85,000
Senior Notes	300,000	300,000
Senior Subordinated Notes	164,183	172,729
Other debt	2,026	1,914
Total	$535,709	$559,643

The fair value of long-term debt, which was determined using Level 2 inputs, was $546.3 million, versus a book value of $535.7 million as of December 31, 2012. As of September 30, 2013 the fair value of our long-term debt approximated book value.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revolving Facility
On October 7, 2011, we successfully completed the refinancing of our principal revolving credit facility (“Revolving Facility”). Borrowers under the Revolving Facility were GrafTech Finance Inc. (“GrafTech Finance”) and GrafTech Switzerland S.A. (“Swissco”), both wholly-owned subsidiaries. On April 20, 2012, as permitted by Section 9.19 of the Revolving Facility, we entered into an Amended and Restated Credit Agreement pursuant to which, on August 28, 2012, GrafTech Luxembourg II S.à.r.l. (“Luxembourg Holdco”) replaced Swissco as a Borrower. Swissco is no longer entitled to borrow under the Revolving Facility although it is entitled to request letters of credit thereunder only for its own use.
The interest rate applicable to the Revolving Facility is, at GrafTech’s option, either LIBOR plus a margin ranging from 1.5% to 2.25% (depending on our total net leverage ratio) or, in the case of dollar denominated loans, the alternate base rate plus a margin ranging from 0.50% to 1.25% (depending upon such ratio). The alternate base rate is the highest of (i) the prime rate announced by JPMorgan Chase Bank, N.A., (ii) the federal fund effective rate plus one-half of 1.0% and (iii) the London interbank offering rate (as adjusted) for a one-month period plus 1.0%. The borrowers pay a per annum fee ranging from 0.25% to 0.40% (depending on such ratio) on the undrawn portion of the commitments under the Revolving Facility.
The financial covenants require us to maintain a minimum cash interest coverage ratio of 3.00 to 1.00 and a maximum senior secured leverage ratio of 2.25 to 1.00, subject to adjustment for certain events. As of September 30, 2013, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable.
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

The Senior Notes also contain covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to: (i) create liens or use assets as security in other transactions; (ii) engage in certain sale/leaseback transactions; and (iii) merge, consolidate or sell, transfer, lease or dispose of substantially all of their assets.

The Senior Notes also contain customary events of default, including (i) failure to pay principal or interest on the Senior Notes when due and payable, (ii) failure to comply with covenants or agreements in the Indenture or the Senior Notes which failures are not cured or waived as provided in the Indenture, (iii) failure to pay indebtedness of the Company, any Subsidiary Guarantor or Significant Subsidiary (as defined in the Indenture) within any applicable grace period after maturity or acceleration and the total amount of such indebtedness unpaid or accelerated exceeds $50.0 million, (iv) certain events of bankruptcy, insolvency, or reorganization, (v) failure to pay any judgment or decree for an amount in excess of $50.0 million against the Company, any Subsidiary Guarantor or any Significant Subsidiary that is not discharged, waived or stayed as provided in the Indenture, (vi) cessation of any subsidiary guarantee to be

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

in full force and effect or denial or disaffirmance by any Subsidiary Guarantor of its obligations under its subsidiary guarantee, and (vii) a default under the Company's Senior Subordinated Notes. In the case of an event of default, the principal amount of the Senior Notes plus accrued and unpaid interest may be accelerated.
The original offering of the Senior Notes was not registered under the Securities Act of 1933, as amended (the "Securities Act"). At the time of the original offering, however, the Company agreed to file a registration statement under the Securities Act to permit the exchange of the original Senior Notes for registered Senior Notes having terms substantially identical to the original Senior Notes. The Company filed the required exchange offer registration statement during the second quarter 2013 and the exchange offer was consummated during the third quarter, fulfilling the Company's obligation with respect thereto.
Senior Subordinated Notes
On November 30, 2010, in connection with our acquisitions of Seadrift Coke L.P. and C/G Electrodes LLC, we issued Senior Subordinated Notes for an aggregate face amount of $200 million. These Senior Subordinated Notes are non-interest bearing and mature in 2015. Because these notes are non-interest bearing, we were required to record them at their present value (determined using an interest rate of 7%). The difference between the face amount of the notes and their present value is recorded as debt discount. The debt discount is amortized to income using the interest method, over the life of the notes. The loan balance, net of unamortized discount, was $164.2 million as of December 31, 2012 and $172.7 million as of September 30, 2013.

(10)	Inventories
Inventories are comprised of the following:

	As of December 31, 2012	As of September 30, 2013
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$230,057	$202,161
Work in process	213,948	241,096
Finished goods	73,293	87,381
	517,298	530,638
Reserves	(4,233)	(11,627)
Total	$513,065	$519,011
As noted in Note 2, due to the actions announced, we recorded an additional inventory reserve related to raw materials at our South Africa facility in the three months ended September 30, 2013. The remaining increase in inventory reserves resulted from decreased pricing for certain products in certain markets.
(11) Interest Expense
The following table presents an analysis of interest expense:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(Dollars in thousands)		(Dollars in thousands)

Interest incurred on debt	$2,577	$5,372	$6,100	$16,255
Amortization of discount on Senior Subordinated Notes	2,707	2,897	7,987	8,546
Amortization of debt issuance costs	427	729	1,197	1,872
Supply Chain Financing mark-up	128	100	449	380
Total interest expense	$5,839	$9,098	$15,733	$27,053

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest Rates
The Revolving Facility had an effective interest rate of 2.21% and 2.18% as of December 31, 2012 and September 30, 2013, respectively. The Senior Subordinated Notes have an implied interest rate of 7.00%. The Senior Notes have a fixed interest rate of 6.375%.

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
We record the inventory once title and risk of loss transfers from the supplier to the financing party. We record our liability to the financing party as an accrued liability. Our liability under this arrangement was $27.0 million and $12.5 million as of December 31, 2012 and September 30, 2013, respectively. We recognized Mark-Up of $0.4 million as interest expense in both the nine months ended September 30, 2012 and the nine months ended September 30, 2013.

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
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the nine months ended September 30, 2013, are presented below (dollars in thousands):

Balance as of December 31, 2012	$1,485
Product warranty adjustments	804
Payments and settlements	(827)
Balance as of September 30, 2013	$1,462

(14)	Income Taxes
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the provision for income taxes for the three and nine months ended September 30, 2012 and September 30, 2013:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(Dollars in thousands)		(Dollars in thousands)
Tax expense (benefit)	$6,478	$(9,216)	$10,966	$(5,458)
Pretax income (loss)	$36,104	$(16,846)	$99,968	$(4,496)
Effective tax rates	17.9%	54.7%	11.0%	121.4%
During the three months ended September 30, 2013, we announced a global initiative to reduce our Industrial Materials’ cost base and improve our competitive position. These actions resulted in $14.6 million of rationalization charges for the three months ended September 30, 2013. As a result, the effective tax rate for the three months ended September 30, 2013 differs from the U.S statutory rate of 35% primarily due to the jurisdictional mix of income driven by the rationalization charges. In addition, our tax rate for the three months ended September 30, 2013 was favorably impacted by the effective resolution of uncertain tax positions from prior years and by tax credits that were recognized in support of the research and development efforts of our Engineered Solutions products. For the three months ended September 30, 2012, the effective tax rates differs from the U.S statutory tax rate of 35% due to jurisdictional mix of income and by tax credits that were recognized in support of our research and development efforts of our Engineered Solutions products, which positively impacted the tax rate for the quarter.
The effective tax rate for the nine months ended September 30, 2013 differs from the U.S. statutory rate of 35% primarily due to the jurisdictional mix of income, which was driven by the rationalization charges associated with the global initiative to reduce our Industrial Materials’ cost base and improve our competitive position. In addition, our tax rate for the nine months ended September 30, 2013 was favorably impacted by the effective resolution of uncertain tax positions from prior years and by tax credits that were recognized in support of the research and development efforts of our Engineered Solutions products. During the nine months ended September 30, 2012 our unrecognized tax benefits decreased by $10.5 million due to the effective resolutions of uncertain tax positions from prior years, which had a favorable impact on our effective tax rate. In addition, the effective tax rate for the nine months ended September 30, 2012 differs from the U.S statutory tax rate of 35% due to jurisdictional mix of income and by tax credits that were recognized in support of our research and development efforts of our Engineered Solutions products, which positively impacted our tax rate.
During the three months ended September 30, 2013, our unrecognized tax benefits decreased by approximately $1.8 million due to the effective resolution of uncertain tax positions from prior years. As of September 30, 2013, we had unrecognized tax benefits of $7.1 million, $4.6 million of which, if recognized, would have a favorable impact on our effective tax rate. It is reasonably possible that a reduction of unrecognized tax benefits of $2.7 million may occur within 12 months due to settlements with taxing authorities and/or expirations of statutes of limitations, $0.6 million of which, if recognized, would have a favorable impact on our effective tax rate.
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
Foreign currency derivatives
We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures such as foreign currency denominated debt, sales, receivables, payables, and purchases. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. There was no ineffectiveness on these contracts designated as hedging instruments during the nine months ended September 30, 2012 and 2013.
In 2012 and 2013, we entered into foreign forward currency derivatives denominated in the Mexican peso, South African rand, Brazilian real, euro and Japanese yen. These derivatives were entered into to protect the risk that the eventual cash flows resulting from such transactions may be adversely affected by changes in exchange rates between the US dollar and the Mexican peso, South African rand, Brazilian real, euro and Japanese yen. As of September 30, 2013, we had outstanding Mexican peso, South African rand, Brazilian real, euro, and Japanese yen currency contracts with aggregate notional amounts of $237.1 million. The foreign currency derivatives outstanding as of September 30, 2013 have several maturity dates ranging from October 2013 to June 2014.
Commodity derivative contracts
We periodically enter into derivative contracts for certain refined oil products and natural gas. These contracts are entered into to protect against the risk that eventual cash flows related to these products may be adversely affected by future changes in prices. There was no ineffectiveness on these contracts during the three or nine months ended September 30, 2013. As of September 30, 2013, we had outstanding derivative swap contracts for refined oil products with aggregate notional amounts of $29.8 million. These contracts have maturity dates ranging from October 2013 to March 2014.
The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. The following tables present the fair values of our derivatives and their respective balance sheet locations as of December 31, 2012 and September 30, 2013:

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2012	(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$1,062	Other payables	$2,374
Commodity derivative contracts	Other current assets	—	Other current liabilities	31
Total fair value		$1,062		$2,405

As of September 30, 2013
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$683	Other payables	$2,246
Commodity derivative contracts	Other current assets	319	Other current liabilities	26
Total fair value		$1,002		$2,272

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2012	(Dollars in Thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Other receivables	$242	Other payables	$—
Total fair value		$242		$—

As of September 30, 2013
Derivatives not designated as hedges:
Foreign currency derivatives	Other receivables	$346	Other payables	$285
Total fair value		$346		$285
The location and amount of realized (gains) losses on derivatives are recognized in the Statements of Income when the hedged item impacts earnings and are as follows for three and nine months ended September 30, 2012 and 2013:

		Amount of (Gain)/Loss Recognized (Effective Portion)
Three Months Ended September 30,	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	2012	2013
		(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives, excluding tax of $235 and ($23), respectively	Cost of goods sold/Other expense / (income) / Revenue	$(2,347)	$228
Commodity forward derivatives, excluding tax of $1,278 and ($164), respectively	Cost of goods sold / Revenue	(3,531)	454

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Amount of (Gain)/Loss Recognized
Three Months Ended September 30,	Location of (Gain)/Loss Recognized in the Consolidated Statement of Income	2012	2013
		(Dollars in thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Cost of goods sold/Other expense (income)	$1,097	$509

		Amount of (Gain)/Loss Recognized (Effective Portion)
Nine Months Ended September 30,	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	2012	2013
		(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives, excluding tax of $471 and ($4), respectively	Cost of goods sold/Other expense / (income) / Revenue	$(4,706)	$38
Commodity forward derivatives, excluding tax of $3,084 and ($214), respectively	Cost of goods sold / Revenue	$(8,518)	$591

		Amount of (Gain)/Loss Recognized
Nine Months Ended September 30,	Location of (Gain)/Loss Recognized in the Consolidated Statement of Income	2012	2013
		(Dollars in thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Cost of goods sold/Other expense (income)	$297	$(912)
Our foreign currency and commodity derivatives are treated as hedges and are required to be measured at fair value on a recurring basis. With respect to the inputs used to determine the fair value, we use observable, quoted rates that are determined by active markets and, therefore, classify the contracts as “Level 2”.

(16)	Guarantor Information

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

The Guarantors will be released from the guarantees upon the occurrence of certain events, including the following:  the unconditional release or discharge of any guarantee or indebtedness that resulted in the creation of the guarantee of the Senior Notes by such Guarantor; the sale or other disposition, including by way of merger or consolidation or the sale of its capital stock, following which such Guarantor is no longer a subsidiary of the Parent; or the Parent's exercise of its legal defeasance option or its covenant defeasance option as described in the indenture applicable to the Senior Notes.  If any Guarantor is released, no holder of the Senior Notes will have a claim as a creditor against such Guarantor and the indebtedness and other liabilities, including trade payables and preferred stock, if any, of such Guarantor will be effectively senior to the claim of any holders of the Senior Notes.

Investments in subsidiaries are recorded on the equity basis.

    The following tables set forth condensed consolidating balance sheets as of December 31, 2012 and September 30, 2013 and condensed consolidating statements of income and comprehensive income for the three and nine months ended September 30, 2012 and 2013 and condensed consolidating statements of cash flows for the nine months ended September 30, 2012 and 2013 of the Parent, Guarantors and the Non-Guarantors.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2012
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$4,425	$12,892	$—	$17,317
Accounts receivable - affiliates	26,399	38,116	29,177	(93,692)	—
Accounts receivable - trade	—	78,053	158,376	—	236,429
Inventories	—	159,217	353,848	—	513,065
Prepaid and other current assets	—	13,681	42,509	—	56,190
Total current assets	26,399	293,492	596,802	(93,692)	823,001

Investment in affiliates	1,728,316	868,063	—	(2,596,379)	—
Property, plant and equipment	—	523,818	310,089	—	833,907
Deferred income taxes	—	—	6,157	—	6,157
Goodwill	—	293,162	205,099	—	498,261
Notes receivable - affiliate	66,869	22,413	—	(89,282)	—
Other assets	5,218	65,269	66,102	—	136,589
Total Assets	$1,826,802	$2,066,217	$1,184,249	$(2,779,353)	$2,297,915

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - affiliate	$—	$55,349	$38,343	$(93,692)	$—
Accounts payable - trade	273	33,126	94,721	—	128,120
Short-term debt	—	171	8,255	—	8,426
Accrued income and other taxes	597	3,948	26,378	—	30,923
Supply chain financing liability	—	—	26,962	—	26,962
Other accrued liabilities	2,178	15,597	33,178	—	50,953
Total current liabilities	3,048	108,191	227,837	(93,692)	245,384

Long-term debt - affiliate	—	66,869	22,413	(89,282)	—
Long-term debt - third party	464,183	70,190	1,336	—	535,709
Other long-term obligations	—	86,026	38,979	—	125,005
Deferred income taxes	9,720	6,625	25,621	—	41,966
Stockholders' equity	1,349,851	1,728,316	868,063	(2,596,379)	1,349,851
Total Liabilities and Stockholders' Equity	$1,826,802	$2,066,217	$1,184,249	$(2,779,353)	$2,297,915

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of September 30,2013
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$4,184	$7,286	$—	$11,470
Accounts receivable - affiliates	43,145	33,813	22,225	(99,183)	—
Accounts receivable - trade	—	63,726	141,701	—	205,427
Inventories	—	164,058	354,953	—	519,011
Prepaid and other current assets	—	29,226	40,210	—	69,436
Total current assets	43,145	295,007	566,375	(99,183)	805,344

Investment in affiliates	1,734,786	864,370	—	(2,599,156)	—
Property, plant and equipment	—	533,083	313,118	—	846,201
Deferred income taxes	—	—	7,463	—	7,463
Goodwill	—	293,163	203,910	—	497,073
Notes receivable - affiliate	59,853	22,413	—	(82,266)	—
Other assets	4,921	56,162	58,457	—	119,540
Total Assets	$1,842,705	$2,064,198	$1,149,323	$(2,780,605)	$2,275,621

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - affiliate	$19	$65,349	$33,815	$(99,183)	$—
Accounts payable - trade	35	40,321	63,163	—	103,519
Short-term debt	—	174	4,170	—	4,344
Accrued income and other taxes	4,235	2,781	20,798	—	27,814
Rationalizations	—	1,951	12,178	—	14,129
Supply chain financing liability	—	—	12,540	—	12,540
Other accrued liabilities	7,225	14,432	31,296	—	52,953
Total current liabilities	11,514	125,008	177,960	(99,183)	215,299

Long-term debt - affiliate	—	59,853	22,413	(82,266)	—
Long-term debt - third party	472,729	63,558	23,356	—	559,643
Other long-term obligations	—	80,316	37,531	—	117,847
Deferred income taxes	9,720	677	23,693	—	34,090
Stockholders' equity	1,348,742	1,734,786	864,370	(2,599,156)	1,348,742
Total Liabilities and Stockholders' Equity	$1,842,705	$2,064,198	$1,149,323	$(2,780,605)	$2,275,621

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended September 30, 2012
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$41,160	$53,579	$(94,739)		$—
Sales - third party	—	140,927	179,789	—		320,716
Net sales	—	182,087	233,368	(94,739)		320,716
Cost of sales	—	151,181	184,288	(94,739)		240,730
Gross profit	—	30,906	49,080	—		79,986
Research and development	—	2,778	—	—		2,778
Selling and administrative expenses	—	13,994	19,651	—		33,645
Operating income	—	14,134	29,429	—		43,563

Other expense (income), net	—	480	1,173	—		1,653
Interest expense - affiliate	1,330	—	192	(1,522)		—
Interest expense - third party	2,707	2,468	664	—		5,839
Interest income - affiliate	—	(1,522)	—	1,522		—
Interest income - third party	—	—	(33)	—		(33)
(Loss) income before income taxes	(4,037)	12,708	27,433	—	`	36,104

(Benefit) provision for income taxes	(1,464)	3,011	4,931	—		6,478
Equity in earnings of subsidiary	32,199	22,502	—	(54,701)		—
Net income	$29,626	$32,199	$22,502	$(54,701)		$29,626

Statements of Comprehensive Income

Net income	$29,626	$32,199	$22,502	$(54,701)		$29,626
Other comprehensive income:
Foreign currency translation	712	—	712	(712)		712
Commodities and foreign currency derivatives	(3,952)	(1,064)	(2,888)	3,952		(3,952)
Other comprehensive (loss) income	(3,240)	(1,064)	(2,176)	3,240		(3,240)
Comprehensive income (loss)	$26,386	$31,135	$20,326	$(51,461)		$26,386

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended September 30, 2013
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$57,727	$39,196	$(96,923)		$—
Sales - third party	—	122,360	180,724	—		303,084
Net sales	—	180,087	219,920	(96,923)		303,084
Cost of sales	—	155,803	207,560	(96,923)		266,440
Gross profit	—	24,284	12,360	—		36,644
Research and development	—	2,994	—	—		2,994
Selling and administrative expenses	—	9,751	17,875	—		27,626
Rationalizations	—	2,424	12,169	—		14,593
Operating income	—	9,115	(17,684)	—		(8,569)

Other expense, net	—	(1,476)	704	—		(772)
Interest expense - affiliate	—	279	190	(469)		—
Interest expense - third party	7,849	779	470	—		9,098
Interest income - affiliate	(272)	(189)	(8)	469		—
Interest income - third party	—	—	(49)	—		(49)
(Loss) income before income taxes	(7,577)	9,722	(18,991)	—	`	(16,846)

Provision (benefit) for income taxes	(2,743)	1,904	(8,377)	—		(9,216)
Equity in earnings of subsidiary	(2,796)	(10,614)	—	13,410		—
Net income (loss)	$(7,630)	$(2,796)	$(10,614)	$13,410		$(7,630)

Statements of Comprehensive Income

Net income (loss)	$(7,630)	$(2,796)	$(10,614)	$13,410		$(7,630)
Other comprehensive income:
Foreign currency translation	5,230	—	5,230	(5,230)		5,230
Commodities and foreign currency derivatives	476	1,814	(1,338)	(476)		476
Other comprehensive income (loss)	5,706	1,814	3,892	(5,706)		5,706
Comprehensive income (loss)	$(1,924)	$(982)	$(6,722)	$7,704		$(1,924)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the nine months ended September 30, 2012
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$140,247	$158,843	$(299,090)		$—
Sales - third party	—	407,108	470,157	—		877,265
Net sales	—	547,355	629,000	(299,090)		877,265
Cost of sales	—	459,963	485,098	(299,090)		645,971
Gross profit	—	87,392	143,902	—		231,294
Research and development	—	9,919	—	—		9,919
Selling and administrative expenses	—	46,992	60,236	—		107,228
Operating income	—	30,481	83,666	—		114,147

Other (income) expense, net	—	(2,002)	626	—		(1,376)
Interest expense - affiliate	3,094	—	394	(3,488)		—
Interest expense - third party	7,987	6,154	1,592	—		15,733
Interest income - affiliate	—	(3,488)	—	3,488		—
Interest income - third party	—	—	(178)	—		(178)
(Loss) income before income taxes	(11,081)	29,817	81,232	—	`	99,968

(Benefit) provision for income taxes	(4,022)	1,492	13,496	—		10,966
Equity in earnings of subsidiary	96,062	67,736	—	(163,798)		—
Net income	$89,003	$96,061	$67,736	$(163,798)		$89,002

Statements of Comprehensive Income

Net income	$89,003	$96,061	$67,736	$(163,798)		$89,002
Other comprehensive income:
Foreign currency translation	(11,963)	—	(11,963)	11,963		(11,963)
Commodities and foreign currency derivatives	(8,758)	(5,878)	(2,880)	8,758		(8,758)
Other comprehensive (loss) income	(20,721)	(5,878)	(14,843)	20,721		(20,721)
Comprehensive income (loss)	$68,282	$90,183	$52,893	$(143,077)		$68,281

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the nine months ended September 30, 2013
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$155,673	$111,835	$(267,508)		$—
Sales - third party	—	348,148	510,024	—		858,172
Net sales	—	503,821	621,859	(267,508)		858,172
Cost of sales	—	431,146	560,419	(267,508)		724,057
Gross profit	—	72,675	61,440	—		134,115
Research and development	—	8,874	—	—		8,874
Selling and administrative expenses	—	32,833	54,667	—		87,500
Rationalizations	—	2,424	12,169	—		14,593
Operating income	—	28,544	(5,396)	—		23,148

Other (income) expense, net	—	(762)	1,515	—		753
Interest expense - affiliate	—	1,112	566	(1,678)		—
Interest expense - third party	23,393	2,374	1,286	—		27,053
Interest income - affiliate	(982)	(565)	(131)	1,678		—
Interest income - third party	—	—	(162)	—		(162)
(Loss) income before income taxes	(22,411)	26,385	(8,470)	—	`	(4,496)

(Benefit) provision for income taxes	(8,113)	6,922	(4,267)	—		(5,458)
Equity in earnings of subsidiary	15,260	(4,203)	—	(11,057)		—
Net income	$962	$15,260	$(4,203)	$(11,057)		$962

Statements of Comprehensive Income

Net income	$962	$15,260	$(4,203)	$(11,057)		$962
Other comprehensive income:
Foreign currency translation	(11,902)	—	(11,902)	11,902		(11,902)
Commodities and foreign currency derivatives	683	997	(314)	(683)		683
Other comprehensive (loss) income	(11,219)	997	(12,216)	11,219		(11,219)
Comprehensive (loss) income	$(10,257)	$16,257	$(16,419)	$162		$(10,257)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2012
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$19,596	$5,567	$(11,557)	$—	$13,606

Cash flow from investing activities:
(Loans to) repayments from affiliates	—	(93,142)	—	93,142	—
Capital expenditures	—	(66,195)	(26,632)	—	(92,827)
Proceeds from derivative instruments	—	3,344	3,463	—	6,807
Other	—	8	113	—	121
Net cash (used in) provided by investing activities	—	(155,985)	(23,056)	93,142	(85,899)

Cash flow from financing activities:
Loans from (repayments to) affiliates	82,471	—	10,671	(93,142)	—
Short-term debt borrowings	—	(7,494)	(6,495)	—	(13,989)
Revolving Facility borrowings	—	220,000	123,000	—	343,000
Revolving Facility reductions	—	(60,000)	(85,000)	—	(145,000)
Principal payments on long term debt	—	(128)	(54)	—	(182)
Supply chain financing	—	—	(3,719)	—	(3,719)
Proceeds from exercise of stock options	92	—	—	—	92
Purchase of treasury shares	(103,056)	—	—	—	(103,056)
Other	531	(430)	(643)	—	(542)
Net cash (used in) provided by financing activities	(19,962)	151,948	37,760	(93,142)	76,604

Net (decrease) increase in cash and cash equivalents	(366)	1,530	3,147	—	4,311
Effect of exchange rate changes on cash and cash equivalents	—	—	(547)	—	(547)
Cash and cash equivalents at beginning of period	366	3,503	8,560	—	12,429
Cash and cash equivalents at end of period	$—	$5,033	$11,160	$—	$16,193

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2013
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$(5,857)	$50,244	$20,791	$—	$65,178

Cash flow from investing activities:
Loan repayments from affiliates	7,015	—	—	(7,015)	—
Capital expenditures	—	(37,081)	(25,617)	—	(62,698)
(Payments on) proceeds from derivatives	—	(22)	874	—	852
Other	—	280	2,053	—	2,333
Net cash provided by (used in) investing activities	7,015	(36,823)	(22,690)	(7,015)	(59,513)

Cash flow from financing activities:
Loans repayments to affiliates	—	(7,015)	—	7,015	—
Short-term debt borrowings	—	—	(4,082)	—	(4,082)
Revolving Facility borrowings	—	67,000	67,000	—	134,000
Revolving Facility reductions	—	(73,500)	(45,000)	—	(118,500)
Principal payments on long term debt	—	(131)	(58)	—	(189)
Supply chain financing	—	—	(14,422)	—	(14,422)
Proceeds from exercise of stock options	175	—	—	—	175
Purchase of treasury shares	(844)	—	—	—	(844)
Other	(489)	(16)	(6,701)	—	(7,206)
Net cash (used in) provided by financing activities	(1,158)	(13,662)	(3,263)	7,015	(11,068)

Net (decrease) increase in cash and cash equivalents	—	(241)	(5,162)	—	(5,403)
Effect of exchange rate changes on cash and cash equivalents	—	—	(444)	—	(444)
Cash and cash equivalents at beginning of period	—	4,425	12,892	—	17,317
Cash and cash equivalents at end of period	$—	$4,184	$7,286	$—	$11,470

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
Forward Looking Statements and Risks. This Report contains forward looking statements. In addition, we or our representatives have made or may make forward looking statements on telephone or conference calls, by webcasts or emails, in person, in presentations or written materials, or otherwise. These include statements about such matters as future, targeted or expected (or the impact of current, future, expected or targeted): operational and financial performance; changes in production capacity in our operations and our competitors' or customers' operations and the utilization rates of that capacity; growth rates for, prices and sales of, and demand for, our products and our customers' products; costs of materials and production, including increases or decreases therein, our ability to pass on any such increases in our product prices or surcharges thereon, or customer or market demand to reduce our prices due to such decreases; changes in customer order patterns due to changes in economic conditions; productivity, business process and operational initiatives; our position in markets we serve; financing and refinancing activities; investments and acquisitions and the performance of the businesses underlying such acquisitions and investments; employment and contributions of key personnel; employee relations and collective bargaining agreements covering many of our operations; tax rates; capital expenditures; nature and timing of restructuring charges and payments; stock repurchase activities; supply chain management; customer and supplier contractual provisions and related opportunities and issues; competitive activities; strategic plans and business projects; regional and global economic and industry market conditions, the timing and magnitude of changes in such conditions; interest rate management activities; currency rate management activities; deleveraging activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, technology development and collaboration, investment, acquisition, venture, operational, tax, financial and capital projects; legal proceedings, contingencies, and environmental compliance including any regulatory initiatives with respect to greenhouse gas emissions; consulting projects; potential offerings, sales and other actions regarding debt or equity securities of us or our subsidiaries; and costs, working capital, revenues, business opportunities, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. The words “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “intend,” “should,” “would,” “could,” “target,” “goal,” “continue to,” “positioned to” and similar expressions, or the negatives thereof, identify some of these statements.

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

•
the possibility that increases or decreases in graphite electrode manufacturing capacity (including growth by producers in developing countries), competitive pressures (including changes in, and the mix, distribution, and pricing of, competitive products), reduction in specific consumption rates, increases or decreases in customer inventory levels, or other changes in the graphite electrode markets may occur, which may impact demand for, prices or unit and dollar volume sales of graphite electrodes and growth or profitability of our graphite electrodes business;

•	the possible failure of changes in EAF steel production or graphite electrode production to result in stable or increased, or offset decreases in, graphite electrode demand, prices, or sales volume;

•
the possibility that a determination that we have failed to comply with one or more export controls or trade sanctions to which we are subject with respect to products or technology exported from the United States or other jurisdictions could result in civil or criminal penalties, denial of export privileges and loss of revenues from certain customers;

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

•	the possibility that price increases, adjustments or surcharges may not be realized or that price decreases may occur;

•	the possibility that current challenging economic conditions and economic demand reduction may continue to impact our revenues and costs;

•	the possibility that U.S. monetary or fiscal policy may adversely affect global economic activity and demand for our products;

•
the possibility that the European debt crisis could cause the value of the euro to deteriorate, reducing the purchasing power of European customers and could contribute to further instability in global credit markets and reduce demand for our products;

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

•	the possibility that new or expanded regulatory initiatives with respect to greenhouse gas emissions could increase the capital intensive nature of our business and add to our costs of production;

•
the possibility that our provision for income taxes and effective income tax rate or cash tax rate may fluctuate significantly due to (i) changes in applicable tax rates or laws, (ii) changes in the sources of our income, (iii)

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

changes in tax planning, (iv) new or changing interpretations of applicable regulations, (v) changes in profitability, (vi) changes in our estimate of our future ability to use foreign tax credits, and (vii) other factors;

•	the possibility of changes in interest or currency exchange rates or in inflation or deflation;

•
the possibility that our outlook could be significantly impacted by, among other things, developments in North Africa, the Middle East, North Korea, and other areas of concern, the occurrence of further terrorist acts and developments resulting from the war on terrorism;

•
the possibility that interruption in our major raw material, energy or utility supplies due to, among other things, natural or nuclear disasters, process interruptions, actions by producers and capacity limitations, may adversely affect our ability to manufacture and supply our products or result in higher costs;

•
the possibility that the magnitude of changes in the cost of major raw materials, energy or utility suppliers by reason of shortages, changes in market pricing, pricing terms in applicable supply contracts, or other events may adversely affect our ability to manufacture and supply our products or result in higher costs;

•
the possibility of interruptions in production at our facilities due to, among other things, critical equipment failure, which may adversely affect our ability to manufacture and supply our products or result in higher costs;

•	the possibility that we may not achieve the earnings or other financial or operational metrics that we provide as guidance from time to time;

•	the possibility that the anticipated benefits from restructurings and other cost savings initiatives may be delayed or may not occur, may vary in cost or may result in unanticipated disruptions;

•	the possibility of security breaches affecting our information technology systems;

•
the possibility that our disclosure or internal controls may become inadequate because of changes in conditions or personnel or that those controls may not operate effectively and may not prevent or detect misstatements or errors;

•	the amount, prices and timing of purchases, if any, of shares purchased pursuant to our share repurchase program;

•	the possibility that severe economic conditions may adversely affect our business, liquidity or capital resources;

•	the possibility that delays may occur in the financial statement closing process;

•	the possibility of changes in performance that may affect financial covenant compliance or funds available for borrowing; and

•	other risks and uncertainties, including those described elsewhere in this Report or our other SEC filings, as well as future decisions by us.
Occurrence of any of the events or circumstance described above could also have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our common stock.
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
We have experienced a deterioration in graphite electrode pricing over the last several years which has been the result of a variety of factors, including new capacity that has come online concurrent with an overall downturn in the highly cyclical steel industry. Our customers have worked to improve specific consumption and in some cases moved to a lower quality graphite electrode to reduce their input costs. In addition, our advanced graphite materials business has been largely impacted by the decreased demand in the solar market.
In its October 8th report, the International Monetary Fund (IMF) reduced its estimate for 2013 global GDP growth to 2.9 percent, representing the fourth consecutive downward revision this year. The IMF noted that global growth remains slow and downside risks remain high. The IMF also noted that financial conditions in the European Union are stabilizing and the region is expected to gradually emerge from the recession and return to growth in 2014.
On October 21, 2013, the World Steel association (WSA) cited that global steel production, excluding China, declined two percent in the first nine months of 2013 as compared to the same period in the prior year. Looking into 2014, WSA expects global steel use, excluding China, to rise 3.5 percent year-over-year, an increase from 0.7 percent expected growth in 2013.
On October 31, 2013, we announced a global initiative to reduce our Industrial Materials segment's cost base and improve our competitive position. This initiative will close, subject to required consultations with works councils and unions, our two highest cost graphite electrode plants and machine shops, located in Brazil and South Africa, as well as a machine shop in Russia.
In summary, our expectations for 2013 are as follows:

•	EBITDA* targeted in the range of $145 million to $155 million (previous guidance was $145 million to $165 million);

•	Overhead expense (selling and administrative and research and development) of approximately $130 million (previous guidance was $135 million);

•	Interest expense of approximately $36 million;

•	Capital expenditures in the range of $90 million to $100 million (previous guidance was $90 million to $110 million);

•	Depreciation and amortization expense of approximately $95 million to $100 million (previous guidance was $95 million);

•	An effective tax rate in the range of 10 percent to 20 percent (previous guidance was 35 percent to 40 percent); and

•	Cash flow from operations in the range of $100 million to $120 million (previous guidance was $110 million to $130 million).

*NOTE ON EBITDA:  EBITDA is a non-GAAP financial measure that we currently calculate using GAAP amounts from the Consolidated Financial Statements. We believe that EBITDA measures are generally accepted as providing useful information regarding a company's ability to incur and service debt. We also believe that EBITDA measures provide useful information about the productivity and cash generation potential of its ongoing businesses. Management uses EBITDA measures as well as other financial measures in connection with its decision-making activities. EBITDA measures should not be considered in isolation or as a substitute for net income (loss), cash flows from operations or other consolidated income or cash flow data prepared in accordance

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

with GAAP. Our method for calculating EBITDA measures may not be comparable to methods used by other companies and is not the same as the method for calculating EBITDA measures under our senior secured Revolving Facility. 2013 targeted EBITDA is calculated as estimated net income of $8 million to $21 million and adding back estimated depreciation and amortization charges of $95 million, estimated interest expense of $37 million and estimated income tax expense of $5 million to $12 million. Due to their immaterial or unpredictable nature, we do not estimate targeted interest income, other income (expense), or any non-cash pension and other postretirement benefits mark-to-market charge or credit (which charge or credit would normally be recorded in the fourth quarter of 2013).

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Results of Operations and Segment Review
Three Months Ended September 30, 2012 as Compared to Three Months Ended September 30, 2013.
The tables presented in our period-over-period comparisons summarize our consolidated statements of income and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the three months ended September 30, 2012 and September 30, 2013. Throughout our MD&A, changes that are less than 5% or less than $1.0 million, may be deemed not meaningful and are generally excluded from the discussion.

	For the Three Months Ended
	September 30,			Increase	%
(in thousands, except per share data and % change)	2012		2013	(Decrease)	Change
Net sales	$320,716		$303,084	$(17,632)	(5)%
Cost of sales	240,730		266,440	25,710	11%
Gross profit	79,986		36,644	(43,342)	(54)%
Research and development	2,778		2,994	216	8%
Selling and administrative expenses	33,645		27,626	(6,019)	(18)%
Rationalizations	—		14,593	14,593	N/A
Operating income	43,563	—	(8,569)	(52,132)	(120)%
Other expense (income), net	1,653		(772)	(2,425)	(147)%
Interest expense	5,839		9,098	3,259	56%
Interest income	(33)		(49)	(16)	48%
Income before provision for income taxes	36,104		(16,846)	(52,950)	(147)%
Provision for income taxes	6,478		(9,216)	(15,694)	(242)%
Net income	$29,626		$(7,630)	$(37,256)	(126)%
Basic income per common share:	$0.22		$(0.06)	$(0.28)
Diluted income per common share:	$0.22		$(0.06)	$(0.28)

Net sales, by operating segment for the three months ended September 30, 2012 and September 30, 2013 were:

	For the Three Months Ended
	September 30,		Increase	%
(in thousands, except per % change)	2012	2013	(Decrease)	Change
Industrial Materials	$260,180	$233,277	$(26,903)	(10)%
Engineered Solutions	60,536	69,807	9,271	15%
Total net sales	$320,716	$303,084	$(17,632)	(5)%

An analysis of the components of change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	5%	(15)%	—%	(10)%
Engineered Solutions	8%	7%	—%	15%

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Net sales. Net sales for our Industrial Materials segment decreased to $233.3 million in the three months ended September 30, 2013 from $260.2 million in the three months ended September 30, 2012. This decrease was driven primarily by a deterioration in the selling price of electrodes, which was partially offset by higher graphite electrodes sales volumes. The weighted average selling price, excluding currency impacts, of electrodes in the three months ended September 30, 2013 decreased approximately 18% compared to the three months ended September 30, 2012. We also experienced reduced third party sales volumes of needle coke during the three months ended September 30, 2013 compared to the same period of 2012, as we sourced more needle coke internally. Additionally, our needle coke business experienced third party price declines in the three months ended September 30, 2013, compared to the same period of 2012.
Net sales for our Engineered Solutions segment increased to $69.8 million in the three months ended September 30, 2013, compared to net sales of $60.5 million in the three months ended September 30, 2012. This increase was largely driven by continued growth in our advanced consumer electronics products. This increase was partially offset by declines in sales of our advanced graphite materials products, resulting from decreased demand for products in the industrial sectors that they serve.
Cost of sales. For the three months ended September 30, 2013, we experienced increases in cost of sales of $25.7 million, primarily driven by costs associated with higher graphite electrode volumes, which accounted for $15.6 million of the increase compared to the same period of 2012. Higher advanced consumer electronics volumes accounted for $3.8 million of the increase in cost of sales. Costs of sales for our advanced graphite materials products line were negatively impacted by charges recorded for unabsorbed period costs as a result of lower production rates.
Selling and administrative expenses. Selling and administrative expenses decreased $6.0 million in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, due primarily to headcount reductions and cost control measures established in response to the difficult operating environment in 2013. Also included in the $6.0 million decrease is a $2.9 million decrease in stock-based compensation and incentive compensation.
Rationalizations. During the three months ended September 30, 2013, we recorded a $14.6 million charge for rationalizations, primarily related to severance charges for our Industrial Materials segment. These charges were due to the planned closures of our South Africa and Brazil graphite electrode plants and our machine shop in Russia, as well as headcount reductions throughout our Industrial Materials segment and at our corporate facility in Parma, Ohio. As part of these rationalizations, we also recorded a $1.3 million accelerated depreciation charge for assets that will be removed from service at our South Africa facility and $1.6 million of inventory losses, which were recorded as part of cost of sales. Going forward, we anticipate that these actions will result in annual savings of $75 million, with approximately $35 million to be realized in 2014.
Other expense (income). During the three months ended September 30, 2013, we recorded a $2.0 million gain in other expense (income) due to the favorable resolution of a previously recorded loss contingency.
Interest expense. Interest expense in the three months ended September 30, 2013 increased $3.3 million compared to the three months ended September 30, 2012, primarily as a result of the issuance of the $300 million Senior Notes in November 2012. These notes have an interest rate of 6.375%.
Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the three months ended September 30, 2012 and September 30, 2013:

	For the Three Months Ended
	September 30,
	2012	2013
	(Dollars in thousands)
Industrial Materials	$37,301	$(12,945)
Engineered Solutions	6,262	4,376
Total segment operating income	$43,563	$(8,569)

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

The percentage relationship of cost of operations to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	For the Three Months Ended
	September 30,
	(Percentage of sales)
	2012	2013	Change
Industrial Materials	86%	106%	20%
Engineered Solutions	90%	94%	4%
Segment operating costs and expenses as a percentage of sales for Industrial Materials increased to 106% for the three months ended September 30, 2013, compared to 86% for the three months ended September 30, 2012. This increase in costs is primarily due to margin contraction as a result of decreased pricing, particularly related to graphite electrodes and needle coke products. Although selling and administrative expenses decreased during the three months ended September 30, 2013 compared to 2012 as a result of lower incentive compensation expenses, this decline was partially offset by the $14.6 million in rationalization charges incurred in the 2013 period.
 Segment operating costs and expenses as a percentage of sales for Engineered Solutions increased from 90% for the three months ended September 30, 2012 to 94% for the three months ended September 30, 2013. Operating costs and expenses increased as a percentage of sales as favorable volumes and margins for our advanced consumer electronics products were more than offset by the continued volume and margin deterioration with respect to our advanced graphite materials products, due in part to charges recorded for unabsorbed period costs as a result of lower production rates. Our Engineered Solutions segment was also negatively impacted by start-up costs as we add production capabilities to serve growing markets.
Provision for income taxes. The following table summarizes the expense/(benefit) for income taxes for the three months ended September 30, 2012 and September 30, 2013:

	For the Three Months Ended
	September 30,
	2012	2013
	(Dollars in thousands)
Tax expense/(benefit)	6,478	(9,216)
Pretax income (loss)	36,104	(16,846)
Effective tax rates	17.9%	54.7%

During the three months ended September 30, 2013, we announced a global initiative to reduce our Industrial Materials’ cost base and improve our competitive position. These actions resulted in a $17.5 million rationalization and related charges for the three months ended September 30, 2013. As a result, the effective tax rate for the three months ended September 30, 2013 differs from the U.S statutory rate of 35% primarily due to the jurisdictional mix of income driven by the rationalization charges. In addition, our tax rate for the three months ended September 30, 2013 was favorably impacted by the effective resolution of uncertain tax positions from prior years and by tax credits that were recognized in support of the research and development efforts of our Engineered Solutions products.
For the three months ended September 30, 2012, the effective tax rates differs from the U.S statutory tax rate of 35% due to jurisdictional mix of income and by tax credits that were recognized in support of the research and development efforts of our Engineered Solutions products, which positively impacted the tax rate for the quarter.
Nine Months Ended September 30, 2012 as Compared to Nine Months Ended September 30, 2013.
The tables presented in our period-over-period comparisons summarize our consolidated statements of income and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the nine months ended September 30, 2012 and September 30, 2013. Throughout our MD&A, changes that are less than 5% or less than $1.0 million, may be deemed not meaningful and are generally excluded from the discussion.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

	For the Nine Months Ended
	September 30,		Increase	%
(in thousands, except per share data and % change)	2012	2013	(Decrease)	Change
Net sales	$877,265	$858,172	$(19,093)	(2)%
Cost of sales	645,971	724,057	78,086	12%
Gross profit	231,294	134,115	(97,179)	(42)%
Research and development	9,919	8,874	(1,045)	(11)%
Selling and administrative expenses	107,228	87,500	(19,728)	(18)%
Rationalizations	—	14,593	14,593	N/A
Operating income	114,147	23,148	(90,999)	(80)%
Other expense (income), net	(1,376)	753	2,129	(155)%
Interest expense	15,733	27,053	11,320	72%
Interest income	(178)	(162)	16	(9)%
Income before provision for income taxes	99,968	(4,496)	(104,464)	(104)%
Provision for income taxes	10,966	(5,458)	(16,424)	(150)%
Net income	$89,002	$962	$(88,040)	(99)%
Basic income per common share:	$0.64	$0.01	$(0.63)
Diluted income per common share:	$0.63	$0.01	$(0.62)
Net sales, by operating segment for the nine months ended September 30, 2012 and September 30, 2013 were:

	For the Nine Months Ended September 30,		Increase	%
(in thousands, except per % change)	2012	2013	(Decrease)	Change
Industrial Materials	$715,461	$673,394	$(42,067)	(6)%
Engineered Solutions	161,804	184,778	22,974	14%
Total net sales	$877,265	$858,172	$(19,093)	(2)%
An analysis of the components of change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	7%	(12)%	(1)%	(6)%
Engineered Solutions	6%	8%	—%	14%
Net sales. Net sales for our Industrial Materials segment decreased by $42.1 million in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Although graphite electrode volumes increased in the nine months ended September 30, 2013 compared to the same period in 2012, this increase was more than offset by a deterioration in the selling price of electrodes in the 2013 period. The weighted average selling price, excluding currency impacts, of electrodes in the nine months ended September 30, 2013 decreased approximately 14% compared to the nine months ended September 30, 2012. We also experienced third party needle coke volume declines in the nine months ended September 30, 2013 compared to the same period of 2012, as we sourced more needle coke internally. Additionally, our needle coke business experienced third-party price declines in the nine months ended September 30, 2013. Unfavorable foreign currency adjustments impacted net sales by $4.0 million in the nine months ended September 30, 2013, compared to the same period of 2012.
Net sales for our Engineered Solutions segment increased $23.0 million in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase was primarily attributable to increased volumes for our advanced consumer electronics and advanced composite materials products, which were

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

partially offset by decreased demand for products in the industrial sectors served by our advanced graphite materials product line.
Cost of sales. For the nine months ended September 30, 2013, we experienced increases in cost of sales of $78.1 million compared to the nine months ended September 30, 2012, primarily driven by costs associated with higher graphite electrode volumes, which accounted for $42.7 million of the increase. Additionally, higher advanced consumer electronic volumes accounted for $8.4 million of the increase in cost. Costs of sales for our advanced graphite materials products line were negatively impacted by charges recorded for unabsorbed period costs as a result of lower production rates. These additional costs were partially offset by a favorable foreign currency impact in the nine months ended September 30, 2013 as compared to the same period of 2012.
Research and development. During the nine months ended September 30, 2013, research and development expenses decreased $1.0 million compared to the nine months ended September 30, 2012. This reduction included lower incentive plan and stock-based compensation expense.
Selling and administrative expense. During the nine months ended September 30, 2013, selling and administrative expenses decreased $19.7 million compared to the nine months ended September 30, 2012.  This reduction was caused, in part, by cost control measures established in response to the difficult operating environment experienced in 2013. Also included in the $19.7 million decrease is a $7.5 million decrease in incentive and stock-based compensation expenses in the nine months ended September 30, 2013 compared to the same period of 2012.  Collection of delinquent accounts receivable provided a $0.9 million benefit to selling and administrative expense in the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.
Rationalizations. During the nine months ended September 30, 2013, we recorded a $14.6 million charge for rationalizations, primarily related to severance charges for our Industrial Materials segment. These charges were due to the planned closures of our South Africa and Brazil graphite electrode plants and our machine shop in Russia, as well as headcount reductions throughout our Industrial Materials segment and at our corporate facility in Parma, Ohio. As part of these rationalizations, we recorded a $1.3 million accelerated depreciation charge for assets that will be removed from service at our South Africa facility and $1.6 million of inventory losses, which were recorded as part of cost of sales. Going forward, we anticipate that these actions will result in annual savings of $75 million, with approximately $35 million to be realized in 2014.
Other expense (income), net. During the nine months ended September 30, 2012, we received a one-time $4.0 million insurance reimbursement for claims made related to flood damages incurred at our Clarksburg, West Virginia facility during 2011. Other income for the nine months ended September 30, 2013, included a $2.0 million gain in other expense (income) due to the favorable resolution of a loss contingency previously recorded.
Interest expense. Interest expense in the nine months ended September 30, 2013 increased $11.3 million compared to the nine months ended September 30, 2012, primarily as a result of the issuance of the $300 million Senior Notes in November 2012. These notes have an interest rate of 6.375%.
Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the nine months ended September 30, 2012 and September 30, 2013:

	For the Nine Months Ended
	September 30,
	2012	2013
	(Dollars in thousands)
Industrial Materials	$104,103	$10,663
Engineered Solutions	10,044	12,485
Total segment operating income	$114,147	$23,148

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

The percentage relationship of cost of operations to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	For the Nine Months Ended
	September 30,
	(Percentage of sales)
	2012	2013	Change
Industrial Materials	85%	98%	13%
Engineered Solutions	94%	93%	(1)%
Segment operating costs and expenses as a percentage of sales for Industrial Materials increased to 98% for the nine months ended September 30, 2013, compared to 85% for the nine months ended September 30, 2012 due to margin contraction caused primarily by decreased pricing, particularly related to graphite electrodes and needle coke products. Additionally, operating costs were negatively impacted by rationalization charges of $14.6 million in the 2013 period. These cost increases were partially offset by reduced selling and administrative expenses in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.
 Segment operating costs and expenses as a percentage of sales for Engineered Solutions decreased from 94% for the nine months ended September 30, 2012 to 93% for the nine months ended September 30, 2013 due to favorable margins related to our advanced consumer electronics products and general reductions in selling and administrative expenses in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. These operating costs improvements were partially increased costs with respect to our advanced graphite materials products, due in part to charges recorded for unabsorbed period costs as a result of lower production rates.
 Provision for income taxes. The following table summarizes the expense for income taxes for the nine months ended September 30, 2012 and September 30, 2013:

	For the Nine Months Ended
	September 30,
	2012	2013
	(Dollars in thousands)
Tax expense (benefit)	$10,966	$(5,458)
Pretax income (loss)	$99,968	$(4,496)
Effective tax rates	11.0%	121.4%
The effective tax rate for the nine months ended September 30, 2013 differs from the U.S. statutory rate of 35% primarily due to the jurisdictional mix of income, which was driven by the rationalization charges associated with the global initiative to reduce our Industrial Materials’ cost base and improve our competitive position as stated above. In addition, our tax rate for the nine months ended September 30, 2013 was favorably impacted by the effective resolution of uncertain tax positions from prior years and by tax credits that were recognized in support of the research and development efforts of our Engineered Solutions products.
During the nine months ended September 30, 2012 our unrecognized tax benefits decreased by $10.5 million due to the effective resolutions of uncertain tax positions from prior years, which had a favorable impact on our effective tax rate. In addition, the effective tax rate for the nine months ended September 30, 2012 differs from the U.S statutory tax rate of 35% due to jurisdictional mix of income and by tax credits that were recognized in support of the research and development efforts of our Engineered Solutions products, which positively impacted our tax rate.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

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
During the nine months ended September 30, 2013, and September 30, 2012, the average exchange rates for the euro, Brazilian real, Mexican peso, South African rand and Japanese yen against the U.S. dollar fluctuated as follows versus the same period of the previous year:

	For the Nine Months Ended September 30,
	2012	2013

Euro	(8.5)%	2.9%
Brazilian real	(14.8)%	(9.9)%
Mexican peso	(9.0)%	3.5%
South African rand	(13.0)%	(16.2)%
Japanese yen	1.5%	(17.9)%

For net sales of Industrial Materials, the impact of the changes in the average exchange rates for the nine months ended September 30, 2013 was a decrease of $4.0 million compared to the same period of 2012. The impact of the exchange rate changes on cost of sales of Industrial Materials for the nine months ended September 30, 2013 was a decrease of $7.1 million compared to the same period of 2012. Changes in currency exchange rates had no material impact on net sales or cost of sales for Engineered Solutions for the nine months ended September 30, 2013, compared to the same period for 2012.
As part of our cash management, we also have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Income.
The remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities resulted in a gain of $0.9 million in the nine months ended September 30, 2012, compared to a loss of $1.5 million in the nine months ended September 30, 2013.
We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by currency exchange rate changes, as described under “Part I, Item 3–Quantitative and Qualitative Disclosures about Market Risk”.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

 Liquidity and Capital Resources
We believe that we have adequate liquidity to meet all of our present needs. Disruptions in the U.S. and international financial markets, however, could adversely affect our liquidity and the cost and availability of financing to us in the future. As of September 30, 2013 we had cash and cash equivalents of $11.5 million, long-term debt of $559.6 million, short-term debt of $4.3 million and stockholder’s equity of $1,349 million. We also had $331.0 million of unused borrowing capacity under the Revolving Facility (after considering financial covenants restrictions and the outstanding letters of credit of approximately $10.0 million). As a part of our cash management activities, we manage accounts receivable credit risk, collections, and accounts payable vendor terms to maximize our free cash at any given time and minimize accounts receivable losses.
Our sources of funds have consisted principally of cash flow from operations and debt including our Revolving Facility. Our uses of those funds (other than for operations) have consisted principally of capital expenditures, the repurchase of common shares outstanding, cash paid for acquisitions and associated expenses and debt reduction payments and other obligations.
We have a supply chain financing arrangement with a financing party that provides additional working capital liquidity of up to $49.3 million. Under this arrangement, we essentially assigned our rights to purchase needle coke from a third-party supplier to the financing party. The financing party purchases the product from our supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment to the financing party for this needle coke includes a mark-up (the “Mark-Up”). The Mark-Up is subject to quarterly reviews. In effect, we have a longer period of time to pay the financing party than by purchasing directly from the supplier which helps us maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. For the three months ended September 30, 2013, the Mark-Up was based on 2 month LIBOR plus a margin of 2.25%. Under this arrangement we incurred a mark-up of approximately $0.4 million in both the nine months ended September 30, 2013 and 2012.
In the event that operating cash flow and the financing of needle coke purchases fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our Revolving Facility.
We use cash flow from operations, funds from supply chain financing, and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as well as cash on hand as our primary sources of liquidity. The Revolving Facility is secured, and provides for maximum borrowings of up to $570 million including a letter of credit sub-facility of up to $50 million and is subject to certain conditions (including a maximum senior secured leverage ratio test). The Revolving Facility matures in October 2016. As of September 30, 2013, we had outstanding borrowings drawn from the Revolving Facility of $85.0 million and outstanding letters of credit of $10.0 million. On October 29, 2012, we amended the Revolving Facility to permit the issuance and guarantee of the Senior Notes, as well as to permit us to loan the proceeds of the Senior Notes to GrafTech Finance and Luxembourg Holdco so that they can repay amounts outstanding under the Revolving Facility, and to permit those entities to repay intercompany loans to us in order to fund payments on the Senior Notes and certain other indebtedness. In addition, we amended the Revolving Facility to permit acquisitions (and related intercompany loans to fund such acquisitions) in the aggregate amount of $400.0 million, in addition to those already permitted by the Revolving Facility and to increase to $400.0 million the amount of debt we may incur under our general debt basket, to the extent we meet certain financial ratios.
The interest rate applicable to the Revolving Facility is, at GrafTech’s option, either LIBOR plus a margin ranging from 1.50% to 2.25% (depending on our total net leverage ratio) or, in the case of dollar denominated loans, the alternate base rate plus a margin ranging from 0.50% to 1.25% (depending upon such ratio). The alternate base rate is the highest of (i) the prime rate announced by JPMorgan Chase Bank, N.A., (ii) the federal fund effective rate plus one-half of 1% and (iii) the London interbank offering rate (as adjusted) for a one-month interest period plus 1.00%. The borrowers pay a per annum fee ranging from 0.25% to 0.40% (depending on such ratio) on the undrawn portion of the commitments under the Revolving Facility.
On April 20, 2012, we amended and restated our Credit Agreement for the sole purpose of reflecting a change in the structure of our European operations and the addition of two new European subsidiaries as parties to the

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Agreement. The restatement did not otherwise effect any changes to the financial terms or covenants of the Revolving Facility. As described above, on October 29, 2012, we amended the Credit Agreement to permit the issuance of the Senior Notes, among other things.
As of September 30, 2013, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable. These covenants include maintaining a cash minimum interest coverage ratio of at least 3.00 to 1.00 and a maximum senior secured leverage ratio of 2.25 to 1.00, which are measured based on a rolling average of the prior four quarters. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants through December 31, 2013. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.
As of September 30, 2013, approximately 85% of our debt consists of fixed rate or zero interest rate obligations compared to 86% as of December 31, 2012.
Cash Flow and Plans to Manage Liquidity. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of capital expenditures, acquisitions, stock repurchases and other factors.
Certain of our obligations could have a material impact on our liquidity. Cash flow from operations and from financing activities services payment of our obligations, thereby reducing funds available to us for other purposes. As of September 30, 2013 we had $331.0 million of unused borrowing capacity under the Revolving facility (after considering financial covenants restrictions and the outstanding letters of credit of approximately $10.0 million). We expect to use a substantial portion of that capacity for general purposes including capital expenditures, acquisitions, stock repurchases and other purposes including cash outlfows related to rationalization activities. Continued volatility in the global economy may require additional borrowings under our Revolving Facility if our supply chain financing arrangement is terminated. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn could significantly and negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.
Based on expected operating results and expected cash flows, we expect to be in compliance with our existing financial covenants during the remainder of 2013 and in 2014. The non-cash portion of the rationalization charges will not affect the Company's liquidity or compliance with debt covenants.
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
On July 24, 2012, our Board of Directors authorized a new share repurchase program for up to ten million shares to replace the completed program. Purchases under the new program may take place from time to time in the open market, or through privately negotiated transactions, as market, industry and economic conditions warrant. No shares have yet been purchased through this repurchase program. In addition, upon the vesting or payment of stock awards,

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

an employee may elect receipt of the full share amount and either pay the resulting taxes or have shares sold in the open market to cover the tax obligation. We sometimes elect to purchase these shares rather than have them sold in the open market.
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
Cash Flows.
The following is a discussion of our cash flow activities:

	For the Nine Months Ended
	September 30,
	2012	2013
	(Dollars in millions)
Cash flow provided by (used in):
Operating activities	$13.6	$65.2
Investing activities	$(85.9)	$(59.5)
Financing activities	$76.6	$(11.1)
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

•
cash outflows for inventories of $96.3 million primarily due to increased volumes on hand resulting from lower sales volumes driven by reduced demand for our products, as well as from contractually obligated raw material purchases; and;

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
During the nine months ended September 30, 2013, changes in working capital resulted in a net use of funds of $20.4 million which was impacted by:

•
cash outflows for inventories of $12.0 million primarily due to increased inventories on hand as a result of seasonal variability and the wind down of third-party needle coke purchase commitments. As a result of our rationalization actions, as described in Note 2, and improved supply chain efficiency, we expect our inventory levels to decline approximately $100 million, $75 of which is expected to occur in 2014;

•	net cash outflows from decreases in accounts payable and accruals of $47.5 million through normal operations;

•	increase in rationalization accruals of $14.1 million;

•	cash inflows of $31.0 million from the decrease in accounts receivable due to the timing and collection of customer sales.
Other uses of cash in the nine months ended September 30, 2013 included contributions to pension and other benefit plans of $7.0 million.
Investing Activities.
Net cash used in investing activities was $85.9 million during the nine months ended September 30, 2012, and included capital expenditures of $92.8 million, which included the purchase of a building and land in Ohio for $3.0 million to increase our Engineered Solutions segment's manufacturing capacity. These uses were partially offset by proceeds from derivative instruments of $6.8 million.
Net cash used in investing activities was $59.5 million during the nine months ended September 30, 2013 and included capital expenditures of $62.7 million and proceeds from our derivative instruments of $0.9 million.
 Financing Activities.
Net cash flow provided by financing activities was $76.6 million during the nine months ended September 30, 2012 and included net borrowings under our Revolving Facility of $198.0 million which were primarily used to repurchase 10.0 million shares of our outstanding common stock in the open market, fund capital expenditures and fund working capital additions.
Net cash flow used in financing activities was $11.1 million during the nine months ended September 30, 2013 and included net borrowings under our Revolving Facility of $15.5 million which were primarily used to fund capital expenditures and working capital additions.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

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
The outstanding foreign currency derivatives as of December 31, 2012 and September 30, 2013 represented a net unrealized loss of $1.3 million and $1.5 million, respectively.
Energy Commodity Management. We periodically enter into commodity derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas and refined oil product exposure. The outstanding contracts as of December 31, 2012 and September 30, 2013 represented an immaterial net unrealized loss and a net unrealized gain of $0.3 million, respectively.
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
Sensitivity Analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our foreign currency derivatives and our commodity derivatives. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of September 30, 2013, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a corresponding increase of $5.9 million or a corresponding decrease of $5.6 million, respectively, in the fair value of the foreign currency hedge portfolio. A 10% increase or decrease in the value of the underlying commodity prices that we hedge would result in a corresponding increase or decrease of $3.1 million as of September 30, 2013 in the fair value of the commodity hedge portfolio. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
We had no interest rate derivative instruments outstanding as of September 30, 2013. A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $0.8 million for the nine months ended September 30, 2013.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective at the reasonable assurance level as of September 30, 2013.
Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2013 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings
The information required by this Item is set forth in Note 13, “Contingencies” of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in Part I-Item IA of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 24, 2012, our Board of Directors authorized a share repurchase program for up to ten million shares of our common stock. Purchases under this program may take place from time to time in the open market, or through privately negotiated transactions, as market, industry and economic conditions warrant. We had not yet made any purchases under this program as of September 30, 2013.
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

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 1 through July 31, 2013	7,077	$7.36	—	10,000,000
August 1 through August 31, 2013	3,335	7.84	—	10,000,000
September 1 through September 30, 2013	7,214	7.70	—	10,000,000

* Including purchases of vested restricted stock shares from employees as payment for the withholding taxes due upon the vesting or payment of stock awards.

Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information.
On October 31, 2013, the Company announced a global initiative to reduce our Industrial Materials segment's cost base and improve our competitive position. The plan addresses three key areas: improving profitability, optimizing cash flow and positioning for future growth.
As a result of this initiative, we intend to close, subject to certain ongoing union and workforce consultations, our two highest cost graphite electrode plants, located in Brazil and South Africa, as well as a machine shop in Russia. These actions would result in a reduction in our graphite electrode capacity of approximately 60,000 metric tons, which

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

would leave us sufficient capacity to serve our customers worldwide and satisfy near term projected global demand. The planned closures and related overhead initiatives would yield approximately $75 million of annual cost savings. We have also adopted measures for additional overhead reductions in our Industrial Materials segment and in our corporate operations. These actions, along with the planned closures, would reduce global headcount by approximately 600 people or approximately 20 percent of our global workforce. The proposed rationalization initiative is targeted to be substantially complete by the end of the second quarter of 2014 and would contribute approximately $35 million in savings next year. These three facilities currently employ approximately 600 people or approximately 20 percent of our global workforce.
Total pre-tax costs for the rationalization plan are estimated to be approximately $105 million, approximately $30 million of which will be cash outlays to be paid in the fourth quarter of 2013 and through the first half of 2014, and funded through working capital improvements in 2014. The remaining $75 million are non-cash costs, which primarily reflect the write-off of assets, and will be expensed throughout the wind-down period. We incurred approximately $18 million of expense related to these initiatives in the third quarter and we expect approximately $51 million of additional expense to be recognized in the fourth quarter.

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 6. Exhibits
The exhibits listed in the following table have been filed as part of this Report.

Exhibit Number	Description of Exhibit

10.2	Agreement and General Release, dated September 6, 2013, between Lindon G. Robertson and GrafTech International Holdings Inc.

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Erick R. Asmussen, Vice President and Chief Financial Officer (Principal Financial Officer).

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Erick R. Asmussen, Vice President and Chief Financial Officer (Principal Financial Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	October 31, 2013	By:	/s/ Erick R. Asmussen
Erick R. Asmussen
Vice President and Chief Financial Officer (Principal Financial Officer)