Form 10-K
period 2013-12-31
GRAFTECH INTERNATIONAL LTD
filed 2014-02-27
CIK 931148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2013
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
Large Accelerated Filer  ☒ Accelerated Filer  ☐ Non-Accelerated Filer  ☐ Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒
The aggregate market value of our outstanding common stock held by non-affiliates, computed by reference to the closing price of our common stock on June 28, 2013, was approximately $978 million. On January 31, 2014, 135,599,952 shares of our common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required under Part III is incorporated by reference from the GrafTech International Ltd. Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2014, which will be filed on or about April 2, 2014.

PART I

Preliminary Notes

Important Terms. We use the following terms to identify various matters. These terms help to simplify the presentation of information in this Report.
“Common stock” means GTI common stock, par value $.01 per share.
“ConocoPhillips” refers to both ConocoPhillips and Phillips 66, as the case may be, depending upon the time period to which the reference relates. We were parties to multi-year contracts with ConocoPhillips for the supply of needle coke which ran through December 31, 2013. In 2012 ConocoPhillips spun off certain refining and chemicals assets into a new separate entity named Phillips 66, to which our agreements with ConocoPhilips were assigned.
“Credit Agreement” refers to the credit agreement providing for our senior secured credit facilities, dated as of October 7, 2011, as amended and further restated on April 20, 2012, pursuant to the First Amendment, dated March 26, 2012, and as amended as of October 29, 2012, as further amended and/or restated at the relevant time. “Revolving Facility” refers to the revolving credit facility provided under the Credit Agreement, at the relevant time.
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
“Indenture” refers to the indenture dated November 20, 2012, under which the Senior Notes were issued.
“MTM Adjustment” refers to our accounting policy regarding pension and other postretirement benefits plans (“OPEB”) whereby we immediately recognize the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each year (referred to as “mark-to-market”).
“Senior Notes” means our 6.375% senior notes due 2020 issued on November 20, 2012.
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
“We,” "GrafTech," “us” or “our” refers to GTI and its subsidiaries collectively or, if the context so requires, GTI, GrafTech Global, GrafTech Finance or GrafTech International Holdings Inc., individually.
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

Unless otherwise noted, market and market share data in this Report are our own estimates. Market data relating to the steel, electronics, semiconductor, solar, thermal management, transportation, petrochemical and other metals industries, our general expectations concerning such industries and our market position and market share within such industries, both domestically and internationally, are derived from trade publications relating to those industries and other industry sources as well as assumptions made by us, based on such data and our knowledge of such industries. Market and market share data relating to the graphite and carbon industry as well as information relating to our competitors, our general expectations concerning such industry and our market position and market share within such industry, both domestically and internationally, are derived from the sources described above and public filings, press releases and other public documents of our competitors as well as assumptions made by us, based on such data and our knowledge of such industry. Such data are used to provide a gage of our competitiveness against our competitors and are intended to describe things such as customer or potential customer bases, industries, or subsets of the industries in which we compete and intermediate or end use applications of the product or technology involved. Similarly, product descriptions are used to help understand how we develop, produce, source, manage, market, sell, or account for products. Unless otherwise noted, references to “market share” are based on sales volumes for the relevant year market data and product descriptions are not intended to define markets or products from an antitrust, trade regulation, trade remedy, or other regulatory purpose. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors-Risks Relating to Us” and “Risk Factors-Forward Looking Statements” in this Report. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources mentioned above has consented to the disclosure or use of data in this Report.
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
We currently manufacture our products in 20 manufacturing facilities strategically located on four continents. We believe our Industrial Materials network has the largest manufacturing capacity and the lowest manufacturing cost structure of all of our major competitors and delivers the highest-level quality products. We currently have the operating capability, depending on, to manufacture approximately 255,000 metric tons of graphite electrodes. On October 31, 2013, we announced a rationalization plan which will reduce our manufacturing facilities and graphite electrode capacity. The strategic initiatives are designed to significantly improve our competitiveness, allow us to better serve customers and position our Industrial Materials business for success. The strategic initiatives address three key areas: profitability, cash flow and future growth. We intend to close three facilities, including our two highest cost graphite electrode plants and a machine shop. All three plant closures are proceeding on schedule and as expected. Once implemented, the strategic initiatives are expected to yield approximately $75 million in annual cost savings, with $50 million in anticipated savings in 2014. We expect to generate working capital improvements from these actions of approximately $150 million, of which approximately $75 million is expected in 2014, with the remaining $75 million in 2015. This plan will reduce our graphite electrode capacity by approximately 60,000 metric tons (see Note 2 to the financial statements for a full discussion of the rationalization plans). We believe that our current and future global manufacturing network provides us with competitive advantages in product quality, proximity to customers, timely and reliable product delivery, and product costs. Given our global network, we are well positioned to serve the growing number of consolidated, global, multi-plant steel customers as well as certain smaller, regional customers and segments.
We have over 125 years of experience in the research and development of graphite and carbon based solutions and our intellectual property portfolio is extensive. We hold approximately 723 issued and pending patent applications and have been the recipient of seven R&D 100 Awards in the past 11 years. Our technological capabilities include developing products with superior thermal, electrical and physical characteristics that provide a differentiated advantage.
Products. We have seven major product categories: graphite electrodes, refractory products, needle coke products, advanced graphite materials, advanced composite materials, advanced electronics technologies, and advanced materials.
Reportable Segments. Our businesses are reported in the following reportable segments: Industrial Materials, which include graphite electrodes, refractory products and needle coke products; and Engineered Solutions, which includes advanced graphite materials, advanced composite materials, advanced electronics technologies and advanced materials.
Industrial Materials. Our Industrial Materials segment manufactures and delivers high quality graphite electrodes, refractory products and needle coke products.
We are a leading manufacturer of the a broad range of high quality graphite electrodes, refractory products, and needle coke products. Electrodes are key components of the conductive power systems used to produce steel and non-ferrous metals. Approximately 70% of our graphite electrodes sold are consumed in the EAF steel melting process, the steel making technology used by all “mini-mills,” typically at a rate of one graphite electrode every eight to ten operating hours. We believe that mini-mills constitute the higher long-term growth sector of the steel industry and that there is currently no commercially viable substitute for graphite electrodes in EAF steel making. The remaining approximately 30% of electrodes sold are primarily used in various other ferrous and non-ferrous melting applications, including steel refining (ladle furnace operations for both EAF and basic oxygen furnace steel production), fused materials, chemical processing, and alloy metals.
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
Engineered Solutions. The Engineered Solutions segment includes advanced graphite materials, advanced composite materials, advanced electronics technologies and advanced materials. Advanced graphite materials are highly engineered synthetic graphite products used in many areas due to their unique properties and the ability to tailor them to specific solutions. These products are used in transportation, alternative energy, metallurgical, chemical, oil and gas exploration and various other industries. Advanced composite materials are highly engineered carbon products that are woven into various shapes to primarily support the aerospace and defense industries. Advanced electronics technologies products consist of electronic thermal management solutions, fuel cell components, and sealing materials. Advanced materials use carbon and graphite powders as components or additives in a variety of industries, including metallurgical processing, battery and fuel cell components, and polymer additives.
Industrial Materials Segment

Our Industrial Materials segment, which had net sales of $1,132 million in 2011, $1,026 million in 2012 and $909 million in 2013, manufactures and delivers high quality graphite electrodes, refractory products and needle coke products, as well as provides customer technical services. Industrial Materials sales represented approximately 86%, 82% and 78% of consolidated net sales for 2011, 2012, and 2013, respectively. We estimate that the worldwide sales for products serviced by our Industrial Materials segment was approximately $7 billion in 2012 and approximately $6 billion in 2013. The decline in sales is a primarily a result of lower prices.
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
Electric arc furnaces operate using either alternating electric current or direct electric current. The vast majority of electric arc furnaces use alternating current. Each of these alternating current furnaces typically uses nine electrodes (in three columns of three electrodes each) at one time. The other electric arc furnaces, which use direct current, typically use one column of three electrodes. The size of the electrodes varies depending on the size of the furnace, the size of the furnace’s electric transformer and the planned productivity of the furnace. In a typical furnace using alternating current and operating at a typical number of production cycles per day, one of the nine electrodes is fully consumed (requiring the addition of a new electrode), on average, every eight to ten operating hours. The actual rate of consumption and addition of electrodes for a particular furnace depends primarily on the efficiency and productivity of the furnace. Therefore, demand for graphite electrodes is directly related to the amount and efficiency of EAF steel production.
EAF steel production requires significant heat (as high as 5,000° F) to melt the raw materials in the furnace, primarily scrap metal. Heat is generated as electricity (as much as 150,000 amps) passes through the electrodes and creates an electric arc between the electrodes and the raw materials.
Graphite electrodes are currently the only known commercially available products that have the high levels of electrical conductivity and the capability of sustaining the high levels of heat generated in an electric arc furnace producing steel. Therefore, graphite electrodes are essential to the production of steel in electric arc furnaces. We believe there is currently no commercially viable substitute for graphite electrodes in EAF steel making. We estimate that, on average, the cost of graphite electrodes represents about 2% of the total cost of producing steel in a typical electric arc furnace.
EAF steel production was estimated to be approximately 457 million metric tons in 2013, representing approximately 28% of the world’s steel production. The World Steel Association's utilization rate for the total steel market in 2013 and 2012 was 78% and EAF steel capacity utilization rates typically follow the trends of the overall steel industry.
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
We further believe that the rate of decline in the future will be impacted by the addition of modern EAF steel making capacity which tends to have lower specific consumption than older electric arc furnaces. To the extent that this new capacity replaces old capacity, it has the effect of accelerating the reduction in industry wide specific consumption due to the efficiency of new electric arc furnaces relative to the old. However, to the extent that this new capacity increases industry wide EAF steel production capacity and that capacity is utilized, it creates additional demand for graphite electrodes.
Over the long term, graphite electrode demand is estimated to grow at an average annual net growth rate of approximately 2%, based on the anticipated growth of EAF steel production (average historical growth rate of 3%), partially offset by the decline in future specific consumption.
Production Capacity. We believe that the worldwide total graphite electrode manufacturing capacity was approximately 1.84 million metric tons for 2011, 1.94 million metric tons 2012 and approximately 1.95 million metric tons for 2013. We believe that the graphite electrode industry manufacturing capacity utilization rate worldwide was approximately 71% for 2012 and 69% for 2013. We routinely update our estimates as more information, which can vary, becomes available, as stated capacities in some cases are effective capacity adjusted for production yields and product mix.
We had the capability, depending on product demand and mix, to manufacture approximately 255,000 metric tons of graphite electrodes during 2013, however, due to recently announced rationalization initiatives, we expect to reduce our capacity by over 60,000 metric tons during 2014. See Note 2 to the Financial Statements for a discussion on these rationalization activities. As a result of our acquisition of Seadrift in November 2010, our graphite electrode production is vertically integrated. Seadrift currently provides a substantial portion of our needle coke requirements.
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
Petroleum Needle Coke and Coke Products. We produce petroleum needle coke which is the key raw material in the manufacture of graphite electrodes which are consumed in EAF steel production. Petroleum needle coke, a crystalline form of carbon derived from decant oil is used primarily in the production of graphite electrodes. We are one of three petroleum needle coke producers in the world and this backward integration reduces our reliance on other suppliers. Graphite electrode producers combine petroleum or pitch needle coke with pitch binders and other ingredients to form graphite electrodes. In 2012, we commenced commercial production of a super-premium grade of our needle coke, which enables us and our needle coke customers to produce higher quality large diameter graphite electrodes.

Petroleum needle and pitch needle coke, relative to other varieties of coke, are distinguished by their needle-like structure and their quality, which is measured by the presence of impurities, principally sulfur, nitrogen and ash. The needle-like structure of petroleum needle and pitch needle coke creates expansion along the length of the electrode, rather than the width, which reduces the likelihood of fractures. Impurities reduce quality because they increase the coefficient of thermal expansion and electrical resistivity of the graphite electrode, which can lead to uneven expansion and a build-up of heat and cause the graphite electrode to oxidize rapidly and break. Petroleum needle and pitch needle coke is typically low in these impurities. In order to minimize fractures caused by disproportionate expansion over the width of an electrode, and minimize the effect of impurities, large-diameter graphite electrodes (18 inches to 32 inches) employed in high-intensity electric arc furnace applications are comprised almost exclusively of petroleum needle and pitch needle coke.
Engineered Solutions Segment

Our Engineered Solutions segment had sales of $188.0 million in 2011, $222.7 million in 2012 and $257.2 million in 2013. Engineered Solutions represented approximately 14% of consolidated net sales for 2011, approximately 18% for 2012 and approximately 22% for 2013. We estimate that our addressable worldwide demand for Engineered Solutions was $1,400 million in 2011, $2,800 million in 2012 and $2,300 million in 2013. Our addressable market has decreased due to a decline in demand caused by low growth in industrial markets that we serve and a slow recovery in the solar market. We routinely update our estimates as more information becomes available.
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
Advanced Electronics Technologies. We manufacture natural and synthetic graphite products convertible to flexible graphite. Applications include thermal management and sealing solutions used in advanced consumer electronics (including smart phones, televisions, tablets and displays), automotive sealing and the petrochemical and alternative energy industries. We are one of the world's largest manufacturers of natural and synthetic graphite products for these uses and applications.
Advanced Materials. We manufacture primary synthetic graphite powders, natural flake graphite powders, coke powders, and various other carbon/graphite powder derivatives. Markets include industrial lubricants, hot metal forming lubricants, conductive polymer fillers and energy storage requirements.
Business Strategies
We believe that, by growing our revenues and operating income, successfully implementing LEAN initiatives, and maximizing our cash flows, we will deliver enhanced financial performance and improve shareholder value. We believe this strategy will position us to capitalize on growth opportunities that may arise. We have transformed our operations, building competitive advantages to enable us to compete successfully in our major product lines, to realize enhanced performance as economic conditions improve and to exploit growth opportunities from our intellectual property portfolio. Our business strategies are designed to expand upon our competitive advantages by:
Leveraging Our Unique Global Manufacturing Network. We believe that our global manufacturing network, our back integration and our research and development provides us with competitive advantages in product quality, product costs, timely and reliable delivery, and operational flexibility to adjust product mix to meet the diverse needs of a wide range of segments and customers.
We continue to leverage our network to seek to achieve significant increases in throughput generated from our existing assets, through productivity improvements, capital expenditures, and other efficiency initiatives. We believe we can further exploit our network by focusing our technical and customer service capabilities on:

•
large global customers created by consolidation within the steel industry, to whom we believe we are well positioned to offer products that meet their volume, product quality, product mix, delivery reliability and service needs at competitive prices; and

•
customers in targeted segments where we have competitive advantages to meet identified customer needs due to the range and quality of our products, the utilization of our capacity, the value of our customer technical service and our low cost supplier advantage.

We sell our products in every major geographic region. Sales of our products to buyers outside the U.S. accounted for approximately 73% of net sales in 2011, approximately 70% of net sales in 2012 and approximately 75% of net sales in 2013. No single customer or group of affiliated customers accounted for more than 10% of our total net sales in 2011, 2012 or 2013.
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
Our focus on waste reduction using a team approach creates knowledge at all levels of the organization. Concentrating on creating flow within processes enables us to capitalize on lower inventories while still maintaining a high percentage of on-time-delivery. At year end 2011 and continuing through 2012, we experienced increases in inventory levels resulting from lower sales volumes driven by reduced demand for our products as well as from contractually obligated raw material purchases. As discussed in Note 2 of the Financial Statements, we plan to close two graphite electrode manufacturing facilities to better align our production with customer demand. We expect to continue to reduce inventory levels over the next 12 months. Our metric driven behavior and process of deploying corrective actions to anomalies drives us towards customer centric solutions.
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
Accelerating Commercialization of Advantaged Technologies. We believe that our technological capabilities for developing products with superior thermal, electrical and physical characteristics provide us with a potential growth opportunity as well as a competitive advantage. We exploit these capabilities and our intellectual property portfolio to accelerate development and commercialization of these technologies across all of our businesses, to improve existing products, and to develop and commercialize new products for higher growth rate areas such as electronic thermal management technologies. We have received R&D Magazine’s prestigious R&D 100 Award in seven of the past eleven years. The R&D 100 Award honors the 100 most technologically significant products introduced into the marketplace each year. We received this award in 2003 and 2004 for our achievements in electronic thermal management products, in 2005 for our large-diameter pinless graphite electrodes, in 2006 for GRAFOAM® carbon foam, a unique high strength, light weight carbon foam, in 2007 for GrafCell® flow field plates, a key component to the commercialization of fuel cells, in 2009 for our GRAFIHXtm Flexible Heat Exchangers, a graphite solution uniquely suited for radiant floor heating systems, and in 2011, for the eGRAF® Spreadershield SS1500™.
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

Maintaining Liquidity and Building Stockholder Value. We believe that our business strategies and our rationalization and related activities support our goal of growing revenues and operating income and maximizing the cash generated from operations. Maintaining liquidity remains a priority for us. As of December 31, 2013, we had outstanding borrowings under our Revolving Facility of $64.0 million, $300 million of Senior Notes, $175.7 million carrying value outstanding related to Senior Subordinated Notes, and cash and cash equivalents of $11.9 million. As of December 31, 2012, we had outstanding borrowings under our Revolving Facility of $74.5 million, $300 million of Senior Notes, $164.2 million carrying value outstanding related to Senior Subordinated Notes, and cash and cash equivalents of $17.3 million. We had approximately $246.1 million of unused borrowing capacity under the Revolving facility (after considering financial covenants restrictions and the outstanding letters of credit of approximately $10.5 million) as of December 31, 2013.
We continually review our assets, product lines and businesses to seek out opportunities to maximize value, through re-deployment, merger, acquisition, divestiture or other means, which could include taking on more debt or issuing more equity. We may at any time buy or sell assets, product lines or businesses.
Production Planning

We plan and source production of our products globally. We have evaluated virtually every aspect of our global supply chain, and we have redesigned and implemented changes to our global manufacturing, marketing and sales processes to leverage the strengths of our repositioned manufacturing network. Among other things, we have reduced manufacturing bottlenecks, improved product and service quality and delivery reliability, expanded our range of products, improved our global sourcing for our customers and have closed or plan to close high cost manufacturing locations when lower cost manufacturing locations can absorb or expand to meet needed production capacity.
We deploy synchronous work process improvements at most of our manufacturing facilities. We have also installed and continue to install and upgrade proprietary process technologies at our manufacturing facilities, and use statistical process controls in our manufacturing processes for all products, and employ LEAN processing improvement techniques.
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
We currently manufacture graphite electrodes in the United States, Mexico, Brazil, South Africa, France and Spain. We have an electrode machining center in Russia. We recently announced a rationalization initiative which involve the closure of the graphite electrode manufacturing facilities in Brazil and South Africa, as well as the closure of the electrode machining center in Russia. See Note 2 to the financial statements for full discussion of our rationalization plans.
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
Advanced Graphite Materials. Advanced graphite materials are manufactured using processes and technologies similar to those of graphite electrodes. Manufacturing lead times range between four to twelve months for most products and depend on the specific material properties that are needed to be imparted in the final billet. After the forming, baking, impregnation, rebaking and graphitization steps, the billets are either dressed and sold as raw stock or are machined into custom parts against proprietary specifications supplied by our customers. We primarily produce advanced graphite materials in the United States, France and Italy.
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
Advanced Electronics Technologies. We use a proprietary process to convert mined natural graphite flake into expandable graphite, an intermediate product. We manufacture flexible graphite by subjecting expandable graphite to additional proprietary processing. Our Advanced Electronics Technologies business primarily operates three manufacturing facilities in the U.S. We believe that we operate one of the world’s most technologically sophisticated advanced natural graphite production lines.
Advanced Materials. We manufacture primary synthetic graphite powders, natural flake graphite powders, coke powders, and various other carbon/graphite powder derivatives. We manufacture advanced materials in both Industrial Materials and Engineered Solutions locations in the United States, France, Mexico, Spain and Italy, with some final processing done in the United States.
Quality Standards and Maintenance. Most of our global manufacturing facilities are certified and registered to ISO 9001-2008 international quality standards and some are certified to QS 9001-2008. Advanced electronics technologies has a quality assurance system designed to meet the most stringent requirements of its customers and is ISO TS 16949:2009 certified. Maintenance at our facilities is conducted on an ongoing basis.
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
We were party to contracts with ConocoPhillips which expired through their terms in December 2013 for the supply of petroleum needle coke, our primary raw material used in the manufacture of graphite electrodes. We plan to obtain a substantial portion of our 2014 needle coke requirements internally from Seadrift.
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
We deploy these selling methods and our customer technical service to address the specific needs of all products. Our direct sales force currently operates from 15 sales offices located around the world.
Industrial Materials. We sell our Industrial Materials products primarily through our direct sales force, independent sales representatives and distributors, all of whom are trained and experienced with our products.
Historically, our graphite electrode customers generally seek to negotiate to secure the reliable supply of their anticipated volume requirements on an annual basis, sometimes called the “graphite electrode book building process”. These orders are subject to renegotiation or adjustment to meet changing conditions. The balance of our graphite electrode customers purchase their electrodes as needed at then current market prices.
We have customer technical service personnel based around the world to assist customers to maximize their production and minimize their costs. We employ about 120 engineers and technicians in our Industrial Materials segment, a portion of who provide technical service and advice to key steel and other metals customers. These services relate to furnace applications and operation, as well as furnace upgrades to reduce energy consumption, improve raw material costs and increase output.
Engineered Solutions. We sell our Engineered Solutions products primarily through our direct sales force, independent sales representatives and distributors, all of whom are trained and experienced with our products.
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
Research and development expenses amounted to $14.0 million, $13.8 million and $10.4 million in 2011, 2012 and 2013, respectively. This decline in research and development expenses is primarily related to a favorable pension and OPEB MTM adjustment of $1.4 million in 2013, compared to a charge of $0.7 million in 2012.
We believe that our technological and manufacturing strengths and capabilities provide us with a significant growth opportunity as well as a competitive advantage and are important factors in our selection by industry leaders and others as a strategic partner. Our technological capabilities include developing products with superior thermal, electrical and physical characteristics that provide a differentiating advantage. We seek to exploit these strengths and capabilities across all of our businesses, to improve existing products and to develop and commercialize new products with high growth potential.
A significant portion of our research and development is focused on new product development, particularly Engineered Solutions for advanced energy applications such as solar silicon manufacturing, electronic thermal management, energy storage and generation. Other significant work focuses on advancements in electrode technology and raw material optimization.
Intellectual Property. We believe that our intellectual property, consisting primarily of patents and proprietary know-how, provides us with competitive advantages and is important to our growth opportunities. Our intellectual property portfolio is extensive, with approximately 723 U.S. and foreign patents and published patent applications which are carbon and graphite related, which we believe is more than any of our major competitors (in the business segments in which we operate). Among our competitors, we hold one of the largest number of patents for flexible graphite, as well as the largest number of patents relating to the use of natural graphite for certain fuel cell applications. These patents expire at various times over the next two decades.
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
Our refractory products business competes based on product quality, useful life, and technology. We believe our proprietary hot press process and the smaller shape of our refractory bricks provides a more versatile product that is easier to install than larger refractory bricks.
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
There are a number of international graphite electrode producers, including SGL Carbon A.G. (Germany), Tokai Carbon Co., Ltd. (Japan), Showa Denko Carbon K.K. (Japan), Graphite India Limited (India), HEG Limited (India), SEC Corporation Limited (Japan), Nippon Carbon Co., Ltd. (Japan), Energoprom Group (Russia), Beijing FangDa

Carbon Tech Co. Ltd. (China), Nantong Guangtan Carbon Industry Co. Ltd (China), Kaifeng Carbon Co., Ltd. (China) and Sinosteel Corporation (China), as well as a number of others.
All graphite electrode manufacturers, even those without multinational manufacturing operations, are capable of, and many in fact are, supplying their products globally and are experiencing increased competition from Indian, Russian and Chinese graphite electrode manufacturers. The Chinese government has strongly supported and invested heavily in industrial expansion in recent years and continues to do so. As a part of this expansion, Chinese production of graphite electrodes has increased and the quality of the electrodes produced in China has improved. The Chinese policy of maintaining a fixed rate of exchange of the Renminbi to the U.S. dollar may provide Chinese producers with a competitive advantage with respect to exports of graphite electrodes.
Coke represents a significant portion of the cost to produce a graphite electrode. Competition in the needle coke industry is based primarily on price, reliability and product specifications. Our Seadrift facility competes primarily on the specifications and price of its needle coke. In 2012, our Seadrift production team collaborated with scientists from our Engineered Solutions segment to develop a super-premium grade of needle coke that we have successfully commercialized.
We believe there are currently approximately ten other firms producing needle coke. These competitors include Conoco Philips, Petrocokes Japan Limited (Japan), Mitsubishi Chemical Company, Baosteel Group (China), C-Chem Co., Ltd. (Japan), Indian Oil Company Limited, Hongte Chemical Industry (Group) Co., Ltd. (China), JX Holdings Inc. (Japan), Petrochina International Jinzhou Co., Ltd. (China) and Sinosteel Anshan Research Institute of Thermo-Energy Co. Ltd. (China).
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
Environmental Matters

We are subject to a wide variety of federal, state, local and foreign environmental laws and regulations that govern our properties, neighboring properties, and our current and former operations worldwide. These laws and regulations relate to the presence, use, storage, handling, generation, treatment, emission, release, discharge and disposal of wastes and other substances, including the packaging, labeling and transportation of products that are defined as hazardous or toxic or otherwise believed to have potential to harm the environment or human health. These laws and regulations (and the enforcement thereof) are periodically changed and are becoming increasingly stringent. We have incurred substantial costs in the past, and will continue to incur additional costs in the future, to comply with these legal requirements.
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
We believe that we are currently in compliance in all material respects with the federal, state, local and foreign environmental laws and regulations to which we are subject. We have experienced some level of regulatory scrutiny at most of our current and former facilities and, in some cases, have been required to take corrective or remedial actions and incur related costs in the past, and may experience further regulatory scrutiny, and may be required to take further corrective or remedial actions and incur additional costs, in the future. Although it has not been the case in the past, these costs could have a material adverse effect on us in the future.
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
International accords, foreign laws and regulations, and U.S. federal, state and local laws and regulations are increasingly being enacted to address concerns about the effects that carbon dioxide emissions and other identified greenhouse gases (“GHG”) may have on the environment and climate worldwide. These effects are widely referred to as Climate Change. Some members of the international community have taken actions in the past to address Climate Change issues on a global basis. The 1997 international Kyoto Protocol set binding GHG emission reduction targets for the participating industrialized countries. Members of the international community have been meeting since 2007 to negotiate a future treaty to replace the 1997 Kyoto Protocol, which was scheduled to expire at the end of 2012. In December 2012, at the annual United Nations Climate Change Conference, an amendment was passed to extend the Protocol to 2020, but the amendment has not entered into legal force pending acceptance by participating countries.
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
Employees
As of December 31, 2013, we had 3,034 employees (excluding contractors), an increase of 44 employees from December 31, 2012. A total of 563 employees were in Europe (including Russia), 834 were in Mexico and Brazil, 330 were in South Africa, 1 was in Canada, 1,285 were in the U.S. and 21 were in the Asia Pacific region. As of December 31, 2013, 1,819 of our employees were hourly employees.
As of December 31, 2013, approximately 48% of our worldwide employees were covered by collective bargaining or similar agreements, which expire at various times in each of the next several years. As of December 31, 2013, approximately 927 employees, or 31% of our employees, were covered by agreements which expire, or are subject to renegotiation, at various times through December 31, 2014. We believe that, in general, our relationships with our unions are satisfactory and that we will be able to renew or extend our collective bargaining or similar agreements on reasonable terms as they expire. We cannot assure, however, that renewed or extended agreements will be reached without a work stoppage or strike or will be reached on terms satisfactory to us.
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
While the global recovery continues, the pace of recovery remains sluggish and uneven geographically. Downside risks remain, including high unemployment, reduced consumer spending, high deficit spending by governments, turbulent financial markets (particularly in the euro area), tighter monetary policies (particularly in emerging markets). In the U.S., the uncertainty regarding government shutdowns and threatened shutdowns, significant mandated tax increases, government debt ceiling limitations, sequestration and government spending cuts and budget negotiations pose a serious risk for the U.S. economy and consumer confidence. In the event that the U.S. federal government is unable to achieve a resolution of these issues there could be an adverse impact on the U.S. economy~~,~~ which could negatively impact our revenues and earnings
As more fully described under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” we are currently facing a challenging environment for our products, particularly our Industrial Materials products, as a result of global economic conditions.
The International Monetary Fund reported GDP growth figures for 2013 at approximately 3.0%. We believe that in the graphite electrode markets the capacity utilization rate was approximately 71% in 2012 and 69% in 2013. While improved compared to 2009 levels, these lower capacity utilization rates may continue to be driven by a challenging environment for our customers which would negatively impact demand for our Industrial Materials products and may adversely affect our results of operations for 2014.

We are dependent on the global steel industry and also sell products used in the transportation, semiconductor, solar, petrochemical, electronics, and other industries which are susceptible to global and regional economic downturns.
We sell our Industrial Materials products, which accounted for about 78% of our total net sales in 2013, primarily to the EAF steel production industry. Many of our other products are sold primarily to the electronics, transportation, alternative energy, and oil and gas exploration industries. These are global basic industries, and they are experiencing various degrees of contraction, growth and consolidation. Customers in these industries are located in every major geographic region. As a result, our customers are affected by changes in global and regional economic conditions. This, in turn, affects overall demand and prices for our products sold to these industries. As a result of changes in economic conditions, demand and pricing for our products sold to these industries has fluctuated and in some cases declined significantly, which could have a material adverse effect on our results of operations.
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
As of December 31, 2013, we had approximately $541.6 million of total indebtedness outstanding, including approximately $64.0 million of secured indebtedness outstanding under the Revolving Facility, $300.0 million of Senior Notes, and approximately $175.7 million ($200 million due at maturity in 2015) of Senior Subordinated Notes. Additionally, at December 31, 2013, we had approximately $246.1 million of unused borrowing capacity under the Revolving facility (after considering financial covenants restrictions and the outstanding letters of credit of approximately $10.5 million).
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
At December 31, 2013 we had $153.9 million of gross deferred income tax assets, of which $20.4 million required a valuation allowance. In addition, we had $138.7 million of gross deferred income tax liabilities. Our valuation allowance means that we do not believe that these assets are more likely than not to be realized. Until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets, income tax benefits in each current period will be fully reserved.
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
As of December 31, 2013, GTI's subsidiaries that are not guarantors of the Senior Notes had total liabilities, including trade payables (but excluding intercompany liabilities), of approximately $226.8 million or 25% of our total liabilities, and total assets (excluding intercompany receivables) of approximately $1,074.9 million, or 48% of our total assets. In addition, for the year ended December 31, 2013, our subsidiaries that are not guarantors of the Senior Notes generated approximately $697.6 million, or 60%, of our consolidated revenues and approximately $53.4 million of our consolidated operating loss of $2.6 million.
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
The agreements relating to our debt, including the Revolving Facility, limit but do not prohibit our ability to incur additional debt, and the amount of debt that we could incur could be substantial. Accordingly, we could incur significant additional debt in the future, including additional debt under the Revolving Facility. Much of this additional debt could constitute secured debt, to which the Senior Notes would be effectively subordinated to the extent of the value of the collateral securing such debt (the collateral securing the Revolving Facility consists of substantially all of the assets of GTI and its U.S. subsidiaries and certain assets of certain of GTI's foreign subsidiaries). At December 31, 2013, approximately $246.1 million of unused borrowing capacity under the Revolving facility (after considering financial covenants restrictions and the outstanding letters of credit of approximately $10.5million). In addition, if we form or acquire any subsidiaries in the future, those subsidiaries also could incur debt, which debt would be effectively senior to the Senior Notes if those subsidiaries are not required to guarantee the Senior Notes. If new debt is added to our current debt levels, the related risks that we now face could intensify.
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
We have issued in the past, and expect to issue in the future, stock options, restricted stock units and performance share award units to directors, executive officers and other key employees under our 2005 Long-Term Equity Incentive Plan and other benefit plans. Other holders of our common stock may experience dilution upon the exercise of options to purchase shares of our common stock, or the issuance of future equity awards, granted under these equity incentive plans. Many of these awards vest upon the occurrence of events constituting a change of control, as defined under the relevant plan documents.
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

Forward Looking Statements
Forward Looking Statements and Risks. This Report contains forward looking statements. In addition, we or our representatives have made or may make forward looking statements on telephone or conference calls, by webcasts or emails, in person, in presentations or written materials, or otherwise. These include statements about such matters as future, targeted or expected (or the impact of current, future, expected or targeted): operational and financial performance; changes in production capacity in our operations and our competitors' or customers' operations and the utilization rates of that capacity; growth rates for, prices and sales of, and demand for, our products and our customers' products; costs of materials and production, including increases or decreases therein, our ability to pass on any such increases in our product prices or surcharges thereon, or customer or market demand to reduce our prices due to such decreases; changes in customer order patterns due to changes in economic conditions; productivity, business process and operational initiatives; our position in markets we serve; financing and refinancing activities; investments and acquisitions and the performance of the businesses underlying such acquisitions and investments; employment and contributions of key personnel; employee relations and collective bargaining agreements covering many of our operations; tax rates; capital expenditures; nature and timing of restructuring charges and payments; stock repurchase activities; supply chain management; customer and supplier contractual provisions and related opportunities and issues; competitive activities; strategic plans, intiatives and business projects; regional and global economic and industry market conditions, the timing and magnitude of changes in such conditions; interest rate management activities; currency rate management activities; deleveraging activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, technology development and collaboration, investment, acquisition, venture, operational, tax, financial and capital projects; legal proceedings, contingencies, and environmental compliance including any regulatory initiatives with respect to greenhouse gas emissions; consulting projects; shareholder actions; potential offerings, sales and other actions regarding debt or equity securities of us or our subsidiaries; circumstances affecting investor relations; and costs, working capital, revenues, business opportunities, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. The words “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “intend,” “should,” “would,” “could,” “target,” “goal,” “continue to,” “positioned to” and similar expressions, or the negatives thereof, identify some of these statements.

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

Item 1B.	Unresolved Staff Comments

•	Not applicable.

Item 2.	Properties
We currently operate the following facilities, which are owned or leased as indicated.

Location of Facility	Primary Use	Owned or Leased
U.S.

Biddeford, Maine (2 facilities)	Advanced Composite Materials Manufacturing (both)	Owned (both)

Presque Isle, Maine	Advanced Composite Materials Manufacturing	Leased

Columbus, Ohio	Advanced Composite Materials Warehousing Facility	Owned

Parma, Ohio	Corporate Headquarters, Technology Center, Testing Facility, Pilot Plant, Advanced Flexible Graphite Manufacturing Facility and Sales Office	Owned

Lakewood, Ohio	Advanced Electronics Technologies Manufacturing Facility and Sales Office	Owned

Sharon Center, Ohio	Advanced Electronics Technologies Manufacturing Facility	Owned

Emporium, Pennsylvania	Advanced Graphite Materials Manufacturing	Owned

St. Marys, Pennsylvania	Graphite Electrode Manufacturing Facility	Owned

Columbia, Tennessee	Advanced Graphite Materials and Refractory Products Manufacturing, Warehousing Facility and Sales Office	Owned

Lawrenceburg, Tennessee	Refractory Products Manufacturing Facility	Owned

Port Lavaca, Texas	Needle Coke Manufacturing Facility	Owned

Clarksburg, West Virginia	Advanced Graphite Materials Manufacturing Facility, Machine Shop and Sales Office	Owned

Europe

Calais, France	Graphite Electrode Manufacturing Facility	Owned

Notre Dame, France	Advanced Graphite Materials Machine Shop and Sales Office	Owned

Malonno, Italy	Advanced Graphite Materials Manufacturing and Machine Shop and Sales Office	Owned

Moscow, Russia	Sales Office	Leased

Vyazma, Russia	Graphite Electrode Machine Shop	Leased

Pamplona, Spain	Graphite Electrode Manufacturing Facility and Sales Office	Owned

Bussigny, Switzerland	Sales Office	Leased

Other International

Salvador Bahia, Brazil	Graphite Electrode Manufacturing Facility	Owned

Sao Paulo, Brazil	Sales Office	Leased

Beijing, China	Sales Office	Leased

Hong Kong, China	Sales Office	Leased

Shanghai, China	Sales Office	Leased

Monterrey, Mexico	Graphite Electrode Manufacturing Facility and Sales Office	Owned

Meyerton, South Africa	Graphite Electrode Manufacturing Facility and Sales Office	Owned
On October 31, 2013, we announced a rationalization plan which will reduce our manufacturing facilities and graphite electrode capacity. This plan will close our graphite manufacturing facilities in Brazil and South Africa, as well as our machine shop in Russia. See Note 2 to the financial statements for a full discussion of the rationalization plan. Other than the assets discussed therein, we believe that our facilities, which are of varying ages and types of construction, are in good condition, are suitable for our operations and generally provide sufficient capacity to meet our requirements for the foreseeable future.

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

Market Information

Our common stock is listed on the NYSE under the trading symbol “GTI.” Our common stock is included in the Russell 1000 Index. The closing sale price of our common stock was $11.23 December 31, 2013, the last trading day of our most recent fiscal year. The following table sets forth, for the periods indicated, the high and low closing sales price per share for our common stock as reported by the NYSE.

	High	Low
2012
First Quarter	$17.63	$11.60
Second Quarter	12.16	9.01
Third Quarter	11.43	8.58
Fourth Quarter	11.01	8.47
2013
First Quarter	$10.10	$6.49
Second Quarter	8.47	6.87
Third Quarter	8.84	6.94
Fourth Quarter	11.56	8.01
As of December 31, 2013, there were 210 holders of record of our common stock and, we estimate 22,098 beneficial owners.
Dividend Policies and Restrictions

It is the current policy of our Board of Directors to retain earnings to finance strategic and other plans and programs, conduct business operations, fund acquisitions, meet obligations and repay debt. Any declaration and payment of cash dividends or repurchases of common stock will be subject to the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash requirements and future prospects, the limitations contained in the Revolving Facility and other factors deemed relevant by our Board of Directors. We did not pay any cash dividends in 2012 or 2013. We periodically review our dividend policy. At the present time, there are no plans for paying cash dividends in the near future.
GTI is a holding company that derives substantially all of its cash flow from issuances of its securities and the cash flows of its subsidiaries. Accordingly, GTI’s ability to pay dividends or repurchase common stock from cash flow from sources other than issuance of its securities is dependent upon the cash flows of its subsidiaries and the advance or distribution of those cash flows to GTI.
Under the Revolving Facility, in general, GTI is permitted to pay dividends and repurchase our common stock equal to 50% of the consolidated net income in the prior year, plus GTI is permitted to pay dividends or repurchase our common stock up to $75 million aggregate amount (cumulative from October 2011) or up to $500 million, if certain leverage ratio requirements are satisfied.
Repurchases

On July 24, 2012, our Board of Directors authorized a repurchase program for up to ten million shares. Purchases under the program may take place from time to time in the open market, or through privately negotiated transactions, as market, industry and economic conditions warrant. We had not yet made any purchases under this program as of December 31, 2013.
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
The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2013	820	$8.32	—	10,000,000
November 1 through November 30, 2013	—	$—	—	10,000,000
December 1 through December 31, 2013	85,772	$11.37	—	10,000,000
Total/Average	86,592	$11.37	—	10,000,000

(1)	Purchases of vested restricted stock shares from employees to fund the payment of withholding taxes due upon the vesting or payment of stock awards.
Performance Graph

The following graph compares the 5-year total return provided to shareholders of our common stock to the cumulative total return of the Dow Jones Industrial Average and the Russell 1000 Index. An investment of $100 is assumed to have been made in our common stock and in each of the indexes on December 31, 2009 and its relative performance is tracked through December 31, 2013.

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
2009
2010
2011
2012
2013
GrafTech International Ltd.
Russell 1000 Index
Dow Jones Industrial Average

Item 6.	Selected Financial Data
The data set forth below should be read in conjunction with “Part I. Preliminary Notes-Important Terms”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$659,044	$1,006,993	$1,320,184	$1,248,264	$1,166,674
Income (loss) from continuing operations (a)	15,708	174,660	153,184	117,641	(27,259)
Basic earnings (loss) per common share:
Net income (loss) per share	$0.13	$1.42	$1.06	$0.85	$(0.20)
Weighted average common shares outstanding (in thousands)	119,707	122,621	145,156	138,552	135,067

Diluted earnings (loss) per common share:
Net income (loss) per share	$0.13	$1.41	$1.05	$0.84	$(0.20)
Weighted average common shares outstanding (in thousands)	120,733	123,453	146,402	139,700	135,415

Balance sheet data (at period end):
Total assets	$892,608	$1,913,183	$2,168,366	$2,297,915	$2,217,848
Other long-term obligations (b)	108,267	114,728	131,300	125,005	97,947
Total long-term debt	1,467	275,799	387,624	535,709	541,593
Other financial data:
Net cash provided by operating activities	$170,329	$144,922	$76,597	$101,400	$116,837
Net cash used in investing activities	(60,110)	(321,552)	(161,966)	(119,962)	(83,801)
Net cash (used in) provided by financing activities	(72,875)	138,240	85,461	24,112	(37,645)

(a)	Income by period includes (items listed are pre-tax in nature unless otherwise noted)
For the Year Ended December 31, 2009:

•	a $52.8 million write down of our investment in a non-consolidated affiliate and our $2.7 million share of its losses,

•	a $4.3 million gain for the derecognition of our liability for Brazil excise tax,

•	a $1.0 million gain from the sale of our Caserta, Italy facility,

•	a $0.4 million loss on extinguishment on the repurchase of the remaining outstanding 10.25% senior notes due in 2012 that were issued in 2002,

•	a $5.1 million benefit to our income tax provision for tax holidays, exemptions, and credits in various jurisdictions,

•	a $22.8 million valuation allowance expense for deferred tax assets that might not be realized, and

•	a $1.7 million loss for the MTM Adjustment for our pension and OPEB benefit plans.
For the Year Ended December 31, 2010 (Seadrift and C/G are included in our Consolidated Financial Statements beginning as of December 1, 2010):

•	a $15.2 million expense for Seadrift and C/G acquisition-related costs,

•	a $4.9 million benefit from the equity in earnings of our then non-consolidated affiliate,

•	a $9.6 million gain from the acquisition of the remaining 81.1% equity interest in our previously non-consolidated affiliate,

•	a $16.8 million expense for our incentive compensation program,

•	a $4.8 million benefit to our income tax provision for tax holidays, exemptions, and credits in various jurisdictions,

•	a $30.3 million deferred tax asset valuation allowance release as a result of the 2010 acquisitions, and

•	a $7.4 million loss for the MTM Adjustment for our pension and OPEB benefit plans.
For the Year Ended December 31, 2011 (Micron Research Corporation and Fiber Materials, Inc. are included in our Consolidated Financial Statements beginning as of February 10, 2011 and November 1, 2011, respectively):

•	a $26.5 million income tax benefit primarily attributable to the release of valuation allowance for foreign tax credits carryforwards which are expected to be utilized in future years,

•	a non-cash interest charge of $10.0 million related to the amortization of the discount on the Senior Subordinated Notes,

•	a $2 million charge related to the amortization of acquired intangible assets,

•	a $9.0 million charge related to stock-based compensation during 2011, and

•	a $22.3 million loss for the MTM Adjustment for our pension and OPEB benefit plans, driven primarily by a decrease in the discount rate due to lower interest rates.
For the Year Ended December 31, 2012:

•	a $15.1 million charge related to our incentive compensation plans,

•	a non-cash interest charge of $10.7 million related to the amortization of the discount on the Senior Subordinated Notes,

•	a $22.3 million charge related to the amortization of acquired intangible assets,

•	a $9.6 million charge related to stock-based compensation during 2012, and

•	a $8.8 million loss for the MTM Adjustment for our pension and OPEB benefit plans, driven primarily by a decrease in the discount rate due to lower interest rates.
For the Year Ended December 31, 2013:

•	a $65.7 million charge for rationalization and rationalization related activities. This includes 19.3 million of severance and related charges, and $28.3 million of accelerated depreciation expense

•	a non-cash interest charge of $11.5 million related to the amortization of the discount on the Senior Subordinated Notes,

•	a $20.5 million charge related to the amortization of acquired intangible assets,

•	a $6.9 million charge related to stock-based compensation during 2013, and

•	a $14.4 million gain for the MTM Adjustment for our pension and OPEB benefit plans, driven primarily by a increase in discount rates.

(b)	Represents pension and post-retirement benefits and related costs and miscellaneous other long-term obligations.
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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
2012
Net sales	$240,938	$315,611	$320,716	$370,999
Gross profit	66,931	84,377	79,986	84,510
Net income (a)	17,529	41,847	29,626	28,639
Basic earnings (loss) per common share	$0.12	$0.30	$0.22	$0.21
Diluted earnings (loss) per common share	$0.12	$0.29	$0.22	$0.21

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
2013
Net sales	$253,727	$301,361	$303,084	$308,502
Gross profit	48,550	48,921	36,644	4,951
Net income (loss) (b)	4,210	4,382	(7,630)	(28,221)
Basic earnings (loss) per common share	$0.03	$0.03	$(0.06)	$(0.21)
Diluted earnings (loss) per common share	$0.03	$0.03	$(0.06)	$(0.21)
(a) Net income by quarter for 2012 includes the following:
First Quarter:

•	Amortization of acquired intangibles totaling $5.6 million,

•	The roll off of hedge gains related to foreign currency and commodity derivatives of $3.5 million, and

•	Other income of $4.0 million of insurance reimbursement claims related to flood damages sustained at our Clarksburg, West Virginia facility in 2011.
Second Quarter:

•	A $10.5 million income tax benefit due to the release of valuation allowance, and

•	Amortization of acquired intangibles totaling $5.5 million.
Third Quarter:

•	Amortization of acquired intangibles totaling $5.5 million, and

•	The roll off of hedge gains related to foreign currency and commodity derivatives of $5.8 million.
Fourth Quarter:

•	A loss of $8.8 million for the MTM adjustment for our pension and OPEB benefit plans, driven primarily by a decrease in the discount rate due to lower interest rates, and

•	Amortization of acquired intangibles totaling $5.5 million.
(b) Net income by quarter for 2013 includes the following items:
First Quarter

•	Amortization of acquired intangibles totaling $5.2 million

•	Interest expense of $9.0 million, driven by $4.8 million of expense related to the Senior Notes.
Second Quarter

•	Amortization of acquired intangibles totaling $5.2 million, and

•	Interest expense of $8.9 million, driven by $4.8 million of expense related to the Senior Notes.
Third Quarter

•	Rationalization and related charges of $17.5 million, including $14.6 million of severance and related charges, and

•
a benefit for income taxes of $9.2 million, due to the jurisdictional mix of income driven by the rationalization charges recorded and the favorable resolution of uncertain tax positions from prior years.

Fourth Quarter:

•	A gain of $14.4 million for the MTM adjustment for our pension and OPEB benefit plans, driven primarily by an increase in discount rates,

•	Rationalization and related charges of $48.2 million, including $4.8 million of severance and related charges, and $27.0 million of accelerated depreciation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
Executive Summary

In February 2011 and October 2011, we acquired Micron Research and FMI, respectively. Their results of operations are included in our MD&A analysis for 2011 from their respective acquisition dates, compared to a full year of operations for 2012 and 2013.
The slow rates of global economic growth experienced in 2012 continued throughout 2013. The year began with the IMF cautiously estimating growth at a rate of 3.5%, which was adjusted downward three times throughout the year before a modest final increase to 3.0%. The World Steel Association noted that steel production, excluding China, was essentially flat compared to 2012. This slow economic growth and stagnation in steel production year over year exerted significant downward pressure on prices for our Industrial Materials products during the year, which negatively impacted our profitability in 2013. Due to this difficult environment, we announced global initiatives to position our Industrial Materials segment to significantly reduce its cost basis and improve our competitive position. As part of this initiative, we will close our two highest cost graphite electrode plants, which are located in Brazil and South Africa, as well as our machine shop in Russia. These initiatives also included reductions in corporate overhead.
Our Engineered Solutions segment continued to see sales growth throughout 2013, due primarily to further market penetration in sales of our advanced consumer electronics products. Engineered Solutions contributed over 20% of total company sales during the year.
We have seven major product categories: graphite electrodes, refractory products, needle coke products, advanced graphite materials, advanced composite materials, advanced electronics technologies and advanced materials.
Reportable Segments. Our businesses are reported in the following segments:

•	Industrial Materials, which consists of graphite electrodes, refractory products and needle coke products.

•	Engineered Solutions, which includes advanced graphite materials, advanced composite materials, advanced electronics technologies, and advanced materials.
Reference is made to the information under “Part I” for background information on our businesses, industry and related matters.
Global Economic Conditions and Outlook
2014 Outlook. We are impacted in varying degrees, both positively and negatively, as global, regional or country conditions fluctuate. Our discussions about market data and global economic conditions below are based on or derived from published industry accounts and statistics.
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
The International Monetary Fund (IMF) reported its estimate for 2013 global GDP growth at 3.0 percent in its January 21st report. This estimate was a modest increase over its October 8th estimate of 2.9 percent, which had represented the IMF's fourth consecutive downward revision of 2013. Global activity strengthened during the second half of 2013, as anticipated in the October 2013 World Economic Outlook (WEO). Activity is expected to improve further in 2014-15, largely on account of recovery in the advanced economies. Global growth is now projected to be slightly higher in 2014, at around 3.7 percent, rising to 3.9 percent in 2015, a broadly unchanged outlook from the October 2013 WEO. The IMF noted that downward revisions to growth forecasts in some economies highlight continued fragilities, and downside risks remain.
On January 23, 2014, the World Steel Association (WSA) cited that global steel production excluding China was flat in 2013 when compared to 2012. WSA estimated global steel use, excluding China, was a year over year increase of 0.7% 2013 and looking into 2014, that rate is expected to increase to 3.5%.
On October 31, 2013, we announced a global initiative to reduce our Industrial Materials segment's cost base and improve our competitive position. This initiative will close our two highest cost graphite electrode plants and machine shops, located in Brazil and South Africa, as well as a machine shop in Russia.
In summary, our expectations for 2014, are as follows:

•	Adjusted EBITDA* targeted in the range of $150 million to $180 million

•	Depreciation and amortization expense of approximately $90 million

•	Overhead expense (selling and administrative, and research and development expenses) in the range of $125 million to $130 million

•	Interest expense of approximately $37 million;

•	Capital expenditures in the range of $100 million to $110 million

•	An effective tax rate of approximately 40%

•	Cash flow from operations in the range of $130 million to $160 million including the cash rationalization charges
Our outlook could be significantly affected by, among other things, factors described under "Item 1A - Risk Factors" and "Item 1A - Forward Looking Statements" in this report.
*NOTE ON EBITDA: EBITDA is a non-GAAP financial measure that we currently calculate using GAAP amounts from the Consolidated Financial Statements. We believe that EBITDA measures are generally accepted as providing useful information regarding a company's ability to incur and service debt. We also believe that EBITDA measures provide useful information about the productivity and cash generation potential of its ongoing businesses. Management uses EBITDA measures as well as other financial measures in connection with its decision-making activities. EBITDA measures should not be considered in isolation or as a substitute for net income (loss), cash flows from operations or other consolidated income or cash flow data prepared in accordance GAAP. Our method for calculating EBITDA measures may not be comparable to methods used by other companies and is not the same as the method for calculating EBITDA measures under our senior secured Revolving Facility.

See below for a reconciliation of 2014 targeted EBITDA to targeted net income attributable to GrafTech International Ltd., the most directly comparable financial measure calculated and reported in accordance with GAAP:

Full Year Target
2014

EBITDA	$150,000 - $180,000
Adjustments
Depreciation and amortization	$(90,000)
Rationalization related depreciation	(28,000)
Rationalizations	—
Rationalizations - other related charges	(6,000)
Mark to market adjustment	—
Operating income	26,000 - 56,000
Other (expense) income, net	(3,000)
Interest expense	(37,000)
Interest income	—
Income taxes	8,000 - (10,000)
Net income	$(6,000) - $6,000
Financing Transactions

On November 20, 2012, the Company issued $300 million principal amount of 6.375% Senior Notes due 2020. These Senior Notes are the Company's senior unsecured obligations and rank pari passu with all of the Company's existing and future senior unsecured indebtedness. The Senior Notes are guaranteed on a senior unsecured basis by each of the Company's existing and future subsidiaries that guarantee certain other indebtedness of the Company or another guarantor.

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

The Senior Notes also contains customary events of default, including (i) failure to pay principal or interest on the Senior Notes when due and payable, (ii) failure to comply with covenants or agreements in the Indenture or the Senior Notes which failures are not cured or waived as provided in the Indenture, (iii) failure to pay indebtedness of the Company, any Subsidiary Guarantor or Significant Subsidiary (as defined in the Indenture) within any applicable grace period after maturity or acceleration and the total amount of such indebtedness unpaid or accelerated exceeds $50.0 million, (iv) certain events of bankruptcy, insolvency, or reorganization, (v) failure to pay any judgment or decree for an amount in excess of $50.0 million against the Company, any Subsidiary Guarantor or any Significant Subsidiary that is not discharged, waived or stayed as provided in the Indenture, (vi) cessation of any subsidiary guarantee to be in full force and effect or denial or disaffirmance by any Subsidiary Guarantor of its obligations under its subsidiary guarantee, and (vii) a default under the Company's Senior Subordinated Notes. In the case of an event of default, the principal amount of the Senior Notes plus accrued and unpaid interest may be accelerated.

The Senior Notes are registered under the Securities Act of 1933, as amended.

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

As of December 31, 2013, we had outstanding borrowings of $64 million and outstanding letters of credit of $10.5 million under this Revolving Facility.

On November 30, 2010, in connection with the acquisitions of Seadrift and C/G, we issued Senior Subordinated Notes for an aggregate total face amount of $200 million. These Senior Subordinated Notes are non-interest bearing and mature in 2015. Because the Senior Subordinated Notes are non-interest bearing, we were required to record them at their present value (determined using an interest rate of 7%). The difference between the face amount of the Senior Subordinated Notes and their present value is recorded as debt discount. The debt discount will be amortized to income using the interest method, over the life of the Senior Subordinated Notes. The loan balance, net of unamortized discount, was $175.7 million at December 31, 2013 and will be $200.0 million at maturity in 2005.

We also have a supply chain financing arrangement, as discussed in more detail under “Liquidity and Capital Resources,” below. We incurred a Mark-Up (as described and defined below) of approximately $0.6 million during 2012 and $0.5 million during 2013.
On occasion we have sold accounts receivable without recourse to a third party. We did not sell any receivables during 2012 or 2013. See “Liquidity and Capital Resources” below for further discussion.
Realizability of Net Deferred Tax Assets and Valuation Allowances
At December 31, 2013 we had $153.9 million of gross deferred income tax assets, of which $20.4 million required a valuation allowance. In addition, we had $138.7 million of gross deferred income tax liabilities. Our valuation allowance means that we do not believe that these assets are more likely than not to be realized. Until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets, income tax benefits in each current period will be fully reserved.
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
Customer Base

We are a global company and sell our products in every major geographic market. Sales of these products to buyers outside the U.S. accounted for about 73% in 2011, 70% in 2012, and 75% in 2013. In 2013, three of our ten largest customers were based in the Europe, and one each in the U.S., Korea, Japan, Brazil, Russia, Egypt and India, however, all are multi-national operations.
In 2013, eight of our ten largest customers were purchasers of our Industrial Materials products. No single customer or group of affiliated customers accounted for more than 10% of our net sales in 2013.
Results of Operations and Segment Review

2013. The slow rates of global economic growth experienced in 2012 continued throughout 2013. The year began with the IMF cautiously estimating growth at a rate of 3.5%, which was adjusted downward three times throughout the year before a modest final increase to 3.0%. The World Steel Association noted that steel production, excluding China, was essentially flat compared to 2012. This slow economic growth and stagnation in steel production year over year exerted significant downward pressure on prices for our Industrial Materials products during the year, which negatively impacted our profitability in 2013. Due to this difficult environment, we announced global initiatives to position our Industrial Materials segment to significantly reduce its cost basis and improve our competitive position.

As part of this initiative, we will close our two highest cost graphite electrode plants, which are located in Brazil and South Africa, as well as our machine shop in Russia. These initiatives also included reductions in corporate overhead.
Our Engineered Solutions segment continued to see sales growth throughout 2013, due primarily to further market penetration in sales of our advanced consumer electronics products. Engineered Solutions contributed over 20% of total company sales during the year and achieved the highest net sales for the segment in company history.
2012. While there was cautious optimism for the world economy coming into 2012, the global outlook began to deteriorate during the first quarter, with subsequent reductions to global GDP estimates by the IMF throughout 2012, as a result of the slower than expected economic recovery and continued uncertainty in the European markets. According to the World Steel Association and other published reports, global steel production, excluding China, declined 0.4 percent in 2012. Steel production in the European Union decreased 4.6 percent during the same period. As a result, our Industrial Materials segment saw a decline in sales of 9%, despite increased pricing for graphite electrodes and needle coke products. Our Engineered Solutions segment saw a continuation of the decline in the solar markets that began in 2011. This decline was more than offset, however, by growth in our advanced consumer electronics products line which, along with the incremental revenue from the Micron Research and FMI acquisitions made in 2011, helped propel this segment to achieve the highest net sales to date in our Company's history.

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
The tables presented in our year-over-year comparisons summarize our consolidated statements of income and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the years ended December 31, 2011, 2012, and 2013.

Results of Operations for 2013 as Compared to 2012
The tables presented in our period-over-period comparisons summarize our consolidated statements of income and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the year ended December 31, 2012 and 2013. Throughout our MD&A, changes that are less than 5% or less than $1.0 million, may be deemed not meaningful and excluded from the discussion.

	For the Year Ended
	December 31,		Increase	%
(in thousands, except per share data and % change)	2012	2013	(Decrease)	Change
Net sales	$1,248,264	$1,166,674	$(81,590)	(7)%
Cost of sales	932,460	1,027,608	95,148	10%
Gross profit	315,804	139,066	(176,738)	(56)%
Research and development	13,796	10,437	(3,359)	(24)%
Selling and administrative expenses	145,540	111,043	(34,497)	(24)%
Rationalizations	—	20,156	20,156	N/A
Operating income	156,468	(2,570)	(159,038)	(102)%
Other expense (income), net	(1,005)	1,698	2,703	(269)%
Interest expense	23,247	36,037	12,790	55%
Interest income	(261)	(203)	58	(22)%
Income before provision for income taxes	134,487	(40,102)	(174,589)	(130)%
(Benefit) provision for income taxes	16,846	(12,843)	(29,689)	(176)%
Net income	$117,641	$(27,259)	$(144,900)	(123)%
Basic income per common share:	$0.85	$(0.20)	$(1.05)
Diluted income per common share:	$0.84	$(0.20)	$(1.04)

Net sales, by operating segment for the year ended December 31, 2012 and 2013 were:

	For the Year Ended December 31,		Increase	%
(in thousands, except per % change)	2012	2013	(Decrease)	Change
Industrial Materials	$1,025,571	$909,448	$(116,123)	(11)%
Engineered Solutions	222,693	257,226	34,533	16%
Total net sales	$1,248,264	$1,166,674	$(81,590)	(7)%
An analysis of the components of change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	2%	(13)%	—%	(11)%
Engineered Solutions	11%	5%	—%	16%

Net sales. Net sales for our Industrial Materials segment decreased to $909.4 million in 2013 compared to net sales of $1,025.6 million in 2012. Graphite electrode volumes increased in 2013, however, this increase was more than offset by a deterioration in the selling price of electrodes throughout 2013. The weighted average selling price, excluding currency impacts, of electrodes in 2013 decreased approximately 14% compared to the 2012. We also experienced third party needle coke volume declines 2013 compared to the same period of 2012, as we sourced more needle coke internally. Additionally, our needle coke business experienced third-party price declines in 2013. Unfavorable foreign currency adjustments impacted net sales by $2.2 million in 2013, compared to the same period of 2012.
Net sales for our Engineered Solutions segment increased to $257.2 million in 2013, compared to net sales of $222.7 million in 2012. This increase was primarily driven by continued growth in sales of our advanced consumer electronics products and a more favorable product mix, as we continue to penetrate high-growth end markets with attractive margin profiles. This increase was partially offset by the continued decline in sales of advanced graphite materials to industrial sectors.
Cost of sales. During 2013, we experienced increases in cost of sales of $95.1 million primarily driven by $45.5 million of rationalization related charges (see discussion of rationalization and related charges below), $39.0 million associated with input costs and increased volumes in our industrial materials segment. Higher advanced consumer electronic volumes accounted for $18.3 million of the increase in cost. Additionally, despite solid sales and margin growth in our advanced consumer electronics product line, costs of sales were negatively impacted by continued weaknesses in advanced graphite materials products serving industrial sectors and start-up costs as we add production capabilities to serve growing markets. These headwinds are expected to improve in 2014 as production levels increase. Cost of sales in 2013 benefited from a favorable pension and OPEB MTM adjustment of $7.2 million, resulting from a change in discount rate and improved market performance. This compares to a charge of $6.3 million in 2012.
Research and development. Research and development expenses decreased $3.4 million in 2013 as compared to 2012. This was driven by a favorable pension and OPEB MTM adjustment of $1.4 million in 2013, compared to a charge of $0.7 million in 2012.
Selling and administrative expenses. Selling and administrative expenses decreased $34.5 million in 2013 compared to 2012. This was driven by a favorable pension and OPEB MTM adjustment of $5.8 million in 2013, compared to a charge of $3.5 million in 2012. Additionally, stock-based and incentive compensation expense in 2013 declined by $1.8 million compared to 2012. Continued cost control measures established in response to the difficult operating environment experienced also contributed to the decline in selling and administrative expenses in 2013, including reductions in employee travel, reduced consulting expenses, and discretionary spending. Depreciation and amortization expense recorded in selling and administrative expense increased slightly to $1.9 million in 2013, compared to $1.7 million in 2012.
Rationalizations. During 2013, we recorded a $20.2 million charge for rationalizations, primarily related to severance and related charges for our Industrial Materials segment. These charges were due to the planned closures of our South Africa and Brazil graphite electrode plants, and our machine shop in Russia, as well as overhead headcount reductions throughout our Industrial Materials segment and at our corporate facility in Parma, Ohio. Related to these rationalization initiatives, we recorded a $28.3 million accelerated depreciation charge for assets that have or will be removed from service before the end of their previously estimated useful lives, $9.2 million of inventory losses, and fixed asset write-off charges of $8.0 million, all of which were recorded as part of cost of sales. Going forward, we anticipate that these actions will result in annual savings of $75 million, with approximately $50 million to be realized in 2014.
Other expense (income), net. Other expense was $1.7 million in 2013, compared to other income of $1.0 in 2012. The remeasurement of intercompany loans and transactions resulted in $1.5 million of expense in 2013, compared to income of $2.6 million in 2012. Additionally, during 2012, we received $4.0 million of insurance reimbursements for claims made related to flood damages incurred at our Clarksburg, West Virginia facility during 2011.
Interest expense. Interest expense increased by $12.8 million in 2013, primarily as a result of the $300 million Senior Notes that were issued in November 2012. These Seniors Notes bear interest at 6.375% per year.
Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for 2012 and 2013:

	For the Year Ended
	December 31,
	2012	2013
	(Dollars in thousands)
Industrial Materials	$143,268	$(22,452)
Engineered Solutions	13,200	19,882
Total segment operating income (loss)	$156,468	$(2,570)
The percentage relationship of cost of operations to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	For the Year Ended
	December 31,
	(Percentage of sales)
	2012	2013	Change
Industrial Materials	86%	103%	17%
Engineered Solutions	94%	92%	(2)%
Segment operating costs and expenses as a percentage of sales for Industrial Materials increased to 103% in 2013. Rationalization and related charges for Industrial Materials were $61.8 million in 2013, and represented approximately 7% of the total operating costs of the segment. In addition, operating costs and expenses as a percentage of sales increased as a result of margin contraction for our Industrial Materials products. This margin contraction was driven primarily by lower sales prices for graphite electrodes and needle coke, which more than offset the year over year MTM benefit and overhead cost control measures in place. We expect the rationalization initiatives announced in 2013 to positively impact operating income in 2014, even with continued downward price pressure in the near term.
 Segment operating costs and expenses as a percentage of sales for Engineered Solutions remained relatively flat, at 94% in 2012 and 92% in 2013. Operating margin improvements for our advanced consumer electronics products and favorable MTM adjustments were offset by continued weaknesses in advanced graphite materials products serving industrial sectors and start-up costs as we add production capabilities to serve growing markets.

 Provision for income taxes. The following table summarizes the expense for income taxes in 2012 and 2013:

	For the Twelve Months Ended
	December 31,
	2012	2013
	(Dollars in thousands)
Tax (benefit) expense	$16,846	$(12,843)
Pretax income	$134,487	$(40,102)
Effective tax rates	12.5%	32.0%

On October 31, 2013, we announced a global initiative to reduce our Industrial Materials’ cost base and improve our competitive position. These actions resulted in $65.7 million of rationalization and related charges for the year ended December 31, 2013. See Note 2 to the financial statements for more information. The effective tax rate for the twelve months ended December 31, 2013 differs from the U.S. statutory rate of 35% due to the jurisdictional mix of income driven by the rationalization charges. In addition, our tax rate for the year ended December 31, 2013 was favorably impacted by the effective resolution of uncertain tax positions from prior years and by tax credits that were recognized in support of the research and development efforts of our Engineered Solutions products.

During the twelve months ended December 31, 2012 our net unrecognized tax benefits decreased by $8.1 million, primarily related to the resolution of uncertain tax positions from prior years, which had a favorable impact on our effective tax rate. We also recorded tax credits relating to prior years in support of our research and development efforts of high-tech Engineered Solutions products, which positively impacted the tax rate for the year. In addition, the year-to-date effective tax rate differs from the U.S statutory rate of 35% due to jurisdictional mix of income.
Based on forecasted 2014 results, we expect an increased effective tax rate of approximately 40% in 2014 as a direct result of the jurisdictional mix of earnings.

Results of Operations for 2012 as Compared to 2011

(in thousands, except per share data and % change)	2011	2012	Increase (Decrease)	% Change
Net sales	$1,320,184	$1,248,264	$(71,920)	(5)%
Cost of sales	995,638	932,460	(63,178)	(6)%
Gross profit	324,546	315,804	(8,742)	(3)%
Research and development	13,976	13,796	(180)	(1)%
Selling and administrative expenses	144,561	145,540	979	1%
Operating income	166,009	156,468	(9,541)	(6)%
Other (income) expense, net	4,835	(1,005)	(5,840)	(121)%
Interest expense	18,307	23,247	4,940	27%
Interest income	(424)	(261)	163	(38)%
Income before provision for income taxes	143,291	134,487	(8,804)	(6)%
(Benefit) provision for income taxes	(9,893)	16,846	26,739	(270)%
Net income	$153,184	$117,641	$(35,543)	(23)%
Basic income per common share	$1.06	$0.85	$(0.21)
Diluted income per common share	$1.05	$0.84	$(0.21)

Net sales. Net sales by operating segment for the years ended December 31, 2011 and 2012 were:

(in thousands, except per share data and % change)	2011	2012	Increase	% Change
Industrial Materials	$1,132,194	$1,025,571	$(106,623)	(9)%
Engineered Solutions	187,990	222,693	34,703	18%
Total net sales	$1,320,184	$1,248,264	$(71,920)	(5)%

Our analysis of the percentage change in net sales from 2011to 2012 for Industrial Materials and Engineered Solutions is set forth in the following table:

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
 Provision for income taxes. The following table summarizes the expense for income taxes in 2011 and 2012:

	For the Year Ended December 31
	2011	2012
	(Dollars in thousands)
Tax (Benefit)	$(9,893)	$16,846
Pretax Income	$143,291	$134,487
Effective Tax Rates	(6.9)%	12.5%

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
The 2011 effective tax rate differs from the U.S statutory rate of 35% due to jurisdictional mix of income and changes in the utilization of attributes and related valuation allowances associated with current year income. We realized an additional income tax benefit of $26.5 million, primarily attributable to the release of valuation allowance for foreign tax credits carryforwards, which are expected to be utilized in future years.
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
During the twelve months ended December 31, 2013, and December 31, 2012, the average exchange rates for the euro, Brazilian real, Mexican peso, South African rand and Japanese yen against the U.S. dollar fluctuated as follows versus the same period of the previous year:

	For the Twelve Months Ended December 31,
	2012	2013

Euro	(7.0)%	3.4%
Brazilian real	(14.0)%	(9.9)%
Mexican peso	(6.0)%	2.7%
South African rand	(12.0)%	(15.9)%
Japanese yen	(1.0)%	(18.1)%

For net sales of Industrial Materials, the impact of these events was an increase of $16.1 million in 2011, a decrease of $15.2 million in 2012, and a decrease of $2.2 million in 2013. For the cost of Industrial Materials, the impact of these events was an increase of $17.4 million in 2011, a decrease of $28.5 million in 2012 and a decrease of $7.6 million in 2013.
As part of our cash management, we have intercompany loans between some of our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Income.

We had a net total currency loss of $2.6 million in 2011, and a net total currency gain of $2.6 million in 2012 and a net currency loss of $1.5 million in 2013 due to the remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities.
We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by changes in currency exchange rates, as described under “Item 7A–Quantitative and Qualitative Disclosures about Market Risks.”
Liquidity and Capital Resources
We believe that we have adequate liquidity to meet all of our present needs. Disruptions in the U.S. and international financial markets, however, could adversely affect our liquidity and the cost and availability of financing to us in the future. As of December 31, 2013, we had cash and cash equivalents of $11.9 million, long-term debt of $541.6 million, short-term debt of $1.2 million and stockholders' equity of $1,321 million. We also had $246.1 million of unused borrowing capacity under the Revolving facility (after considering financial covenants restrictions and the outstanding letters of credit of approximately $10.5 million). As a part of our cash management activities, we manage accounts receivable credit risk, collections, and accounts payable vendor terms to maximize our free cash at any given time and minimize accounts receivable losses.
Our sources of funds have consisted principally of cash flow from operations and debt including our Revolving Facility. Our uses of those funds (other than for operations) have consisted principally of capital expenditures, the repurchase of common shares outstanding, cash paid for acquisitions and associated expenses and debt reduction payments and other obligations.
We have a supply chain financing arrangement with a financing party that provides additional working capital liquidity of up to $50 million. Under this arrangement, we essentially assigned our rights to purchase needle coke from a third-party supplier to the financing party. The financing party purchases the product from our supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment to the financing party for this needle coke includes a mark-up (the “Mark-Up”). The Mark-Up is subject to quarterly reviews. In effect, we have a longer period of time to pay the financing party than by purchasing directly from the supplier which helps us maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. For 2013, the Mark-Up was based on 2 month LIBOR plus a margin of 2.25%. We incurred a Mark-Up of approximately $0.6 million during 2012 and $0.5 million during 2013.
In the event that operating cash flow and the financing of needle coke purchases fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our Revolving Facility.
We use cash flow from operations, funds from supply chain financing, and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as well as cash on hand as our primary sources of liquidity. The Revolving Facility is secured, and provides for maximum borrowings of up to $570 million including a letter of credit sub-facility of up to $50 million and is subject to certain conditions (including a maximum senior secured leverage ratio test). The Revolving Facility matures in October 2016. As of December 31, 2013, we had outstanding borrowings drawn from the Revolving Facility of $64 million and outstanding letters of credit of $10.5 million. On October 29, 2012, we amended the Revolving Facility to permit the issuance and guarantee of the Senior Notes, as well as to permit us to loan the proceeds of the Senior Notes to GrafTech Finance and Luxembourg Holdco so that they can repay amounts outstanding under the Revolving Facility, and to permit those entities to repay the intercompany loans to us in order to fund payments on the Senior Notes and certain other indebtedness. In addition, we amended the Revolving Facility to permit acquisitions (and related intercompany loans to fund such acquisitions) in the aggregate amount of $400.0 million, in addition to those already permitted by the Revolving Facility and to increase to $400.0 million the amount of debt we incur under our general debt basket, to the extent we meet certain financial ratios.
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
As of December 31, 2013, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable. These covenants include maintaining a cash minimum interest coverage ratio of at least 3.00 to 1.00 and a maximum senior secured leverage ratio of 2.25 to 1.00, which are measured based on a rolling average of the prior four quarters. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants through 2014. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.
As of December 31, 2013, approximately 88% of our debt consists of fixed rate or zero interest rate obligations compared to 86% as of December 31, 2012.
Long-Term Contractual, Commercial and Other Obligations and Commitments. The following tables summarize our long-term contractual obligations and other commercial commitments as of December 31, 2013.

	Payments Due by Year Ending December 31,
	Total	2014	2015-2016	2017-2018	2019+
	(Dollars in thousands)
Contractual and Other Obligations
Long-term debt	$541,593	$223	$240,140	$326	$300,904
Leases	2,552	1,761	545	246	—
Purchase obligations (a)	35,378	35,378	—	—	—
Total contractual obligations	579,523	37,362	240,685	572	300,904
Postretirement, pension and related benefits (b)	76,570	12,101	23,078	20,918	20,473
Other long-term obligations	3,513	1,111	922	156	1,324
Uncertain income tax provisions	7,202	4,997	678	848	679
Total contractual and other obligations (a)(b)	$666,808	$55,571	$265,363	$22,494	$323,380
Other Commercial Commitments
Letters of credit (c)	$1,838	$1,838	$—	$—	$—
Guarantees	797	797	—	—	—
Total other commercial commitments	$2,635	$2,635	$—	$—	$—

(a)	Based on the estimated timing of deliveries under supply contracts.

(b)	Represents estimated postretirement, pension and related benefits obligations based on actuarial calculations.

(c)	Letters of credit of $10.5 million are issued under the Revolving Facility.

Cash Flow and Plans to Manage Liquidity. Typically, our cash flow fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of capital expenditures, acquisitions, stock repurchases and other factors.

Certain of our obligations could have material impact on our liquidity. Cash flow from operations and from financing activities services payment of our obligations, thereby reducing funds available to us for other purposes. As of December 31, 2013, we had $246.1 million of unused borrowing capacity under the Revolving facility (after considering financial covenants restrictions and the outstanding letters of credit of approximately $10.5 million). Continued volatility in the global economy may require additional borrowings under our Revolving Facility. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn could significantly negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.

Based on expected operating results and expected cash flows, we expect to be in compliance with our existing financial covenants in 2014.
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

During 2002 through 2009, we limited maintenance capital to essential levels required to sustain our business and support a safe working environment. Likewise, we invested minimal growth capital on a total company basis.   In the case of our Engineered Solutions portfolio, we spent virtually no growth capital during that time period. In 2010 and 2011, we invested more normal levels of capital to fulfill our maintenance requirements at existing facilities. We also initiated, at our Seadrift and St. Marys facilities, increased maintenance capital expenditures to bring these facilities in line with our quality and safety standards, which resulted in an increase of capital expenditures compared to historic levels. In 2010, we began to meaningfully invest in our Engineered Solutions segment, in order to be able to produce new products and technologies that were developed and commercialized by our global R&D and commercial teams. These investments helped propel Engineered Solutions' net sales to a record level of $257.2 million for 2013. Further, we believe our investment in Engineered Solutions positions us for future growth.  For 2013, maintenance capital expenditures were approximately $76 million and growth capital expenditures were approximately $28 million, with a majority of the growth capital related to our Engineered Solutions segment.  For 2014, in our Industrial Materials segment, at the mid-point of our guidance range, capital expenditures are expected to be approximately $60 million.  In our Engineered Solutions segment, we plan to invest approximately $40 million, of which $22 million will be growth capital to support increasing demand for products used in the advanced consumer electronics (OLED/LED/LCD displays, tablets, smartphones, eReaders) and energy (lithium ion batteries, LEDs, oil and gas) industries.
We had positive cash flow from operating activities during 2011, 2012 and 2013. Although the global economic environment experienced significant swings in these periods, our working capital management and cost-control initiatives allowed us to remain operating cash flow positive in both times of declining and improving operating results.
At year end 2011 and continuing through 2012, we experienced increases in inventory levels resulting from lower sales volumes driven by reduced demand for our products as well as from contractually obligated raw material purchases. As discussed in Note 2 of the Financial Statements, we plan to close two graphite electrode manufacturing facilities to better align our production with customer demand. We expect to continue to reduce inventory levels over the next 12 months which will provide positive cash flows and increase our liquidity.

On July 24, 2012, our Board of Directors authorized a repurchase program for up to ten million shares. Purchases under the program may take place from time to time in the open market, or through privately negotiated transactions, as market, industry and economic conditions warrant. No shares have been purchased through this purchase program.
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
Off-Balance Sheet Arrangements and Commitments. We have not undertaken or been a party to any material off-balance-sheet financing arrangements or other commitments (including non-exchange traded contracts), other than:

•	Notional amount of foreign exchange and commodity contracts.

•	Commitments under non-cancelable operating leases that, as of December 31, 2013, totaled no more than $1.8 million in each year and $2.5 million in the aggregate and as of December 31, 2013.

•	Letters of credit outstanding under our Revolving Facility of $10.5 million as of December 31, 2013.

•	Surety bonds and letters of credit with other banks totaling $7.1 million.

We are not affiliated with or related to any special purpose entity other than GrafTech Finance, our wholly-owned and consolidated finance subsidiary.
Cash Flows.

The following is a discussion of our cash flow activities:

	Years Ended December 31,
	2011	2012	2013
	(Dollars in millions)
Cash flow provided by (used in):
Operating activities	$76.6	$101.4	$116.8
Investing activities	(162.0)	(120.0)	(83.8)
Financing activities	85.5	24.1	(37.6)
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

•
Changes in operating short and long-term assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations

During 2012, operating cashflow increased by $24.4 million compared to the operating cash flow of 2011. Although inventories grew throughout 2012, due in part to a contractually-obligated purchase of raw materials, the increase in 2012 was approximately $43.6 million lower than the inventory increase in 2011, as we took actions to right size our operations to better align with customer demand. Similarly, our accounts receivable balance grew in 2012, but the amount of the increase was approximately $59.7 million lower than in 2011.
During 2013, operating cash flow increased by $15.4 million, driven primarily to reductions to working capital, and in particular, reductions in inventory levels that were built up in 2011 and 2012. We expect continued reductions in inventory in 2014 as we are no longer subject to contractually-obligated raw material purchases, and our planned plant closures will better align production with customer demand.
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
In 2013, changes in working capital resulted in a net source of funds of $32.0 million which was impacted by:

•	source of funds of $37.4 million from the decrease in accounts receivable, which was due primarily to the timing of sales and collections during the year;

•
source of funds from inventory reductions of $14.3 million primarily due to the planned reduction of inventory levels built up in prior years and the reduction in contractually obligated raw material purchases during 2013; and

•	use of funds of $38.2 million from a decrease in accounts payable and accruals, primarily due to payments made for contractually obligated raw material purchases made in 2012 and 2013.
In 2012, changes in working capital resulted in a net use of funds of $106.2 million which was impacted by:

•	use of funds of $5.6 million from the increase in accounts receivable, which was due primarily to increased sales volumes at the end of the period;

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
Operating cash flow also included cash outflows of $7.6 million, $15.0 million and $12.4 million for contributions to pension and post retirement plans in 2011, 2012 and 2013, respectively.
Investing Activities.

Net cash used in investing activities was $83.8 million in 2013 and included:

•	capital expenditures of $86.3 million; and

•	cash inflows of $0.1 million related to proceeds from derivative instruments.

•	cash inflows of $1.5 million related to insurance recoveries

Net cash used in investing activities was $120.0 million in 2012 and included:

•	capital expenditures of $127.7 million; and

•	cash inflows of $7.6 million related to proceeds from derivative instruments.

Net cash used in investing activities was $162.0 million in 2011 and included:

•	cash paid for the acquisitions of Micron Research and FMI of $20.5 million;

•	capital expenditures of $156.6 million; and

•	cash inflows of $14.4 million related to proceeds from derivative instruments.
Financing Activities.

Net cash flow used by financing activities was $37.6 million in 2013 and included:

•	net payments on our Revolving Facility of $5.5 million;

•	cash outflows of $17.5 million related to our supply chain financing agreement

•	cash outflows of $1.8 million related to the repurchase of treasury shares; and

•	cash paid for refinancing fees and debt issuance costs of $0.6 million.

Net cash flow provided by financing activities was $24.1 million in 2012 and included:

•	proceeds from our Senior Note issuance of $300.0 million;

•	net payments on our Revolving Facility of $162.5 million;

•	cash outflows of $103.4 million related to the repurchase of treasury shares; and

•	cash paid for refinancing fees and debt issuance costs of $6.4 million.

Net cash flow provided by financing activities was $85.5 million in 2011 and included:

•	net borrowings under our Revolving Facility of $102.0 million, used primarily to finance the acquisitions of Micron Research and FMI, and to fund inventory purchases during the year;

•	cash outflows of $30.9 million related to the repurchase of treasury shares; and

•	cash outflows of $5.0 million related to the refinancing of our Revolving Facility
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

	Years Ended December 31,
	2011	2012	2013
	(Dollars in thousands)
Expenses relating to environmental protection	$15,723	$15,836	$14,612
Capital expenditures related to environmental protection	12,832	8,286	22,128
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
Our annual impairment test of goodwill was performed as of December 31, 2013. The estimated fair values of our reporting units were based on discounted cash flow models derived from internal earnings forecasts and assumptions. The assumptions and estimates used in these valuations incorporated the current and expected economic environment based on external market projections and our industry experience. Our model was based on our internally developed forecast and based on these valuations, the fair value substantially exceeded our net asset value. In addition, to the quantitative analysis, we have qualitatively assessed our reporting units and we believe that the quantitative analysis supporting the fair value in excess of the carrying value is appropriate. However, a further deterioration in the global economic environment or in any of the input assumptions in our calculation could adversely affect the fair value of our reporting units and result in an impairment of some or all of the goodwill on the balance sheet.
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
The outstanding foreign currency derivatives as of December 31, 2012 and December 31, 2013 represented a net unrealized losses of $1.3 million and $0.1 million, respectively.
Energy Commodity Management. We periodically enter into commodity derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas and refined oil product exposure. The outstanding contracts represented no unrealized gain or loss as of December 31, 2012 and a net unrealized gain of $0.8 million as of December 31, 2013.
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
Sensitivity Analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our foreign currency derivatives and our commodity derivatives. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of December 31, 2013, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a corresponding increase of $4.3 million or a corresponding decrease of $3.9 million, respectively, in the fair value of the foreign currency hedge portfolio. A 10% increase or decrease in the value of the underlying commodity prices that we hedge would result in a corresponding increase or decrease of $4.7 million as of December 31, 2013 in the fair value of the commodity hedge portfolio. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
We had no interest rate derivative instruments outstanding as of December 31, 2013. A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $1.1 million for the twelve months ended December 31, 2013.

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
Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.
Date: February 27, 2014

/S/ Joel L. Hawthorne
Joel L. Hawthorne,
President and Chief Executive Officer

/S/ Erick R. Asmussen
Erick R. Asmussen,
Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of GrafTech International Ltd.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of GrafTech International Ltd. and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/    PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP
Cleveland, Ohio
February 27, 2014

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31, 2012	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$17,317	$11,888
Accounts and notes receivable, net of allowance for doubtful accounts of $7,573 as of December 31, 2012 and $6,718 as of December 31, 2013	236,429	199,566
Inventories	513,065	490,414
Prepaid expenses and other current assets	56,190	73,790
Total current assets	823,001	775,658
Property, plant and equipment	1,532,359	1,588,880
Less: accumulated depreciation	698,452	767,895
Net property, plant and equipment	833,907	820,985
Deferred income taxes	6,157	10,334
Goodwill	498,261	496,810
Other assets	136,589	114,061
Total assets	$2,297,915	$2,217,848
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128,120	$115,212
Short-term debt	8,426	1,161
Accrued income and other taxes	30,923	30,687
Rationalizations	—	18,421
Supply chain financing liability	26,962	9,455
Other accrued liabilities	50,953	40,939
Total current liabilities	245,384	215,875
Long-term debt	535,709	541,593
Other long-term obligations	125,005	97,947
Deferred income taxes	41,966	41,684
Contingencies – Note 14
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 225,000,000 shares authorized, 150,869,227 shares issued as of December 31, 2012 and 151,929,565 shares issued as of December 31, 2013	1,509	1,519
Additional paid – in capital	1,812,592	1,820,451
Accumulated other comprehensive loss	(280,678)	(292,624)
Retained earnings	66,884	39,625
Less: cost of common stock held in treasury, 16,418,710 shares as of December 31, 2012 and 16,341,311 as of December 31, 2013	(249,487)	(247,190)
Less: common stock held in employee benefit and compensation trusts, 76,095 shares as of December 31, 2012 and 87,206 shares as of December 31, 2013	(969)	(1,032)
Total stockholders’ equity	1,349,851	1,320,749
Total liabilities and stockholders’ equity	$2,297,915	$2,217,848
See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	For the year ended December 31,
	2011	2012	2013
Net sales	$1,320,184	$1,248,264	$1,166,674
Cost of sales	995,638	932,460	1,027,608
Gross profit	324,546	315,804	139,066
Research and development	13,976	13,796	10,437
Selling and administrative expenses	144,561	145,540	111,043
Rationalizations	—	—	20,156
Operating income (loss)	166,009	156,468	(2,570)

Other expense (income), net	4,835	(1,005)	1,698
Interest expense	18,307	23,247	36,037
Interest income	(424)	(261)	(203)
Income before income taxes	143,291	134,487	(40,102)
(Benefit) provision for income taxes	(9,893)	16,846	(12,843)
Net income (loss)	$153,184	$117,641	$(27,259)
Basic income (loss) per common share:
Net income (loss) per share	$1.06	$0.85	$(0.20)
Weighted average common shares outstanding	145,156	138,552	135,067
Diluted income (loss) per common share:
Net income (loss) per share	$1.05	$0.84	$(0.20)
Weighted average common shares outstanding	146,402	139,700	135,415

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$153,184	$117,641	$(27,259)
Other comprehensive income:
Foreign currency translation adjustments	(32,202)	(9,929)	(13,981)
Commodities and foreign currency derivatives and other, net of tax of $1,714, $2,327 and ($300), respectively	6,023	(8,812)	2,035
Other comprehensive loss, net of tax:	(26,179)	(18,741)	(11,946)
Comprehensive income (loss)	$127,005	$98,900	$(39,205)

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the year ended December 31,
	2011	2012	2013
Cash flow from operating activities:
Net income (loss)	$153,184	$117,641	$(27,259)
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	81,953	81,660	123,397
Rationalization related fixed asset write offs	—	—	8,010
Deferred income tax benefit	(45,053)	8,130	(22,369)
Post-retirement and pension plan changes	27,184	13,349	(10,544)
Currency impact	(1,463)	(3,509)	560
Stock-based compensation	8,910	9,601	8,035
Interest expense	11,607	12,500	14,052
Insurance recoveries	—	4,007	—
Other charges, net	(11,201)	(16,492)	6,602
(Increase) decrease in working capital*	(142,587)	(106,220)	31,980
Increase in long-term assets and liabilities	(5,937)	(19,267)	(15,627)
Net cash provided by operating activities	76,597	101,400	116,837
Cash flow from investing activities:
Capital expenditures	(156,616)	(127,728)	(86,344)
Insurance recoveries	—	—	1,500
Proceeds from derivative instruments	14,412	7,572	114
Cash paid for acquisitions	(20,510)	—	—
Other	748	194	929
Net cash used in investing activities	(161,966)	(119,962)	(83,801)
Cash flow from financing activities:
Short-term debt (reductions) borrowings, net	14,016	(5,738)	(7,265)
Revolving Facility borrowings	584,000	425,000	166,000
Revolving Facility reductions	(482,000)	(587,500)	(171,500)
Proceeds from long-term debt	—	300,000	—
Principal payments on long-term debt	(222)	(225)	(225)
Supply chain financing	4,970	(2,967)	(17,508)
Proceeds from exercise of stock options	2,028	157	448
Purchase of treasury shares	(30,940)	(103,445)	(1,825)
Refinancing fees and debt issuance costs	(4,988)	(6,385)	(560)
Other	(1,403)	5,215	(5,210)
Net cash provided by (used in) financing activities	85,461	24,112	(37,645)
Net increase (decrease) in cash and cash equivalents	92	5,550	(4,609)
Effect of exchange rate changes on cash and cash equivalents	(759)	(662)	(820)
Cash and cash equivalents at beginning of period	13,096	12,429	17,317
Cash and cash equivalents at end of period	$12,429	$17,317	$11,888

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	For the year ended December 31,
	2011	2012	2013
Supplemental disclosures of cash flow information:
Net cash paid during the periods for:
Interest	$6,609	$9,279	$21,825
Income taxes	26,224	26,209	8,357
Non-cash operating, investing and financing activities:
Common stock issued to savings and pension plan trusts	4,414	4,593	4,561
* Net change in working capital due to the following components:
(Increase) decrease in current assets:
Accounts and notes receivable, net	$(68,462)	$(5,563)	$37,366
Inventories	(111,395)	(67,314)	14,324
Prepaid expenses and other current assets	(2,082)	(2,281)	(209)
Increase (decrease) in accounts payables and accruals	39,097	(32,759)	(38,198)
Rationalizations	—	—	18,421
Increase in interest payable	255	1,697	276
(Increase) decrease in working capital	$(142,587)	$(106,220)	$31,980

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Common Stock Held in Employee Benefit & Compensation Trust	Total Stockholders’ Equity
Balance at January 1, 2010	149,063,197	$1,491	$1,782,859	$(235,758)	$(203,941)	$(113,942)	$(983)	$1,229,726
Comprehensive income (loss):
Net income	—	—	—	—	153,184	—	—	153,184
Other comprehensive income:
Unrealized losses on securities, net of tax of $1,714	—	—	—	6,023	—	—	—	6,023
Foreign currency translation adjustments	—	—	—	(32,202)	—	—	—	(32,202)
Total comprehensive income	—	—	—	(26,179)	—	—	—	(26,179)
Treasury stock	—	—	—	—	—	(29,930)	—	(29,930)
Stock-based compensation	241,851	3	7,996	—	—	(1,082)	—	6,917
Shares issued in lieu of cash for incentive compensation	—	—	—	—	—	—	—	—
Common stock issued to savings and pension plan trusts	239,219	2	4,410	—	—	—	2	4,414
Sale of common stock under stock options	316,814	3	2,896	—	—	(1,087)	—	1,812
Shares issued in connection with our acquisition of Seadrift and C/G	—	—	—	—	—	—	$—	—
Balance at December 31, 2011	149,861,081	$1,499	$1,798,161	$(261,937)	$(50,757)	$(146,041)	$(981)	$1,339,944
Comprehensive income (loss):
Net income	—	—	—	—	117,641	—	—	117,641
Other comprehensive income:
Unrealized losses on securities, net of tax of $2,327	—	—	(11)	(8,812)	—	—	—	(8,823)
Foreign currency translation adjustments	—	—	—	(9,929)	—	—	—	(9,929)
Total comprehensive income	—	—	(11)	(18,741)	—	—	—	(18,752)
Treasury stock	—	—	—	—	—	(101,697)	—	(101,697)
Stock-based compensation	553,614	6	9,720	—	—	(1,762)	—	7,964
Common stock issued to savings and pension plan trusts	433,061	4	4,565	—	—	13	12	4,594
Sale of common stock under stock options	21,471	—	157	—	—	—	—	157
Balance at December 31, 2012	150,869,227	$1,509	$1,812,592	$(280,678)	$66,884	$(249,487)	$(969)	$1,349,851

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Dollars in thousands, except share data)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Common Stock Held in Employee Benefit & Compensation Trust	Total Stockholders’ Equity

Balance at December 31, 2012	150,869,227	1,509	1,812,592	(280,678)	66,884	(249,487)	(969)	1,349,851
Comprehensive income (loss):
Net income	—	—	—	—	(27,259)	—	—	(27,259)
Other comprehensive income:
Unrealized losses on securities, net of tax of ($300)	—	—	—	2,035	—	—	—	2,035
Foreign currency translation adjustments	—	—	—	(13,981)	—	—	—	(13,981)
Total comprehensive income	—	—	—	(11,946)	—	—	—	(11,946)
Treasury stock	—	—	—	—	—	—	—	—
Stock-based compensation	405,168	4	2,850	—	—	2,297	—	5,151
Common stock issued to savings and pension plan trusts	564,435	6	4,561	—	—		(63)	4,504
Sale of common stock under stock options	90,735	—	448	—	—	—	—	448
Balance at December 31, 2013	151,929,565	$1,519	$1,820,451	$(292,624)	$39,625	$(247,190)	$(1,032)	$1,320,749

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except as otherwise noted)

(1)	Business and Summary of Significant Accounting Policies
Discussion of Business and Structure
GrafTech International Ltd. is one of the world’s largest manufacturers and providers of high quality synthetic and natural graphite and carbon based products. References herein to “GTI,” “we,” “our,” or “us” refer collectively to GrafTech International Ltd. and its subsidiaries. We have seven major product categories: graphite electrodes, refractory products, needle coke products, advanced graphite materials, advanced composite materials, advanced electronics technologies, and advanced materials, which are reported in the following segments:

•	Industrial Materials includes graphite electrodes, refractory products and needle coke products, and primarily serves the steel industry.

•
Engineered Solutions includes advanced graphite materials, advanced composite materials, advanced electronics technologies, and advanced materials and provides primary and specialty products to the advanced electronics, industrial, energy, transportation and defense markets.

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
Volume discounts and rebates are estimated and are recorded as a reduction of revenue in conjunction with the sale of the related products. Changes to estimates are recorded when they become probable. Shipping and handling revenues billed to our customers are included in net sales and the related shipping and handling costs are included as an increase to cost of sales.
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
Depreciation expense was $58.3 million for 2011, $59.6 million for 2012, and $102.9 million (including $28.3 million of rationalization related accelerated depreciation) for 2013.
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
Capitalized Bank Fees
We capitalize bank fees upon the incurrence of debt. As of December 31, 2012 and December 31, 2013, capitalized bank fees amounted to $12.1 million and $9.8 million, respectively. We amortize such amounts over the life of the respective debt instrument using the effective interest method. The estimated life may be adjusted upon the occurrence of a triggering event. Amortization of capitalized bank fees amounted to $1.4 million in 2011, $1.7 million in 2012, and $2.5 million in 2013, respectively, and is included in interest expense.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments
We do not use derivative financial instruments for trading purposes. They are used to manage well-defined commercial risks associated with commodity contracts and currency exchange rate risks.
Foreign Currency Derivatives
We enter into foreign currency derivatives from time to time to manage exposure to changes in currency exchange rates. These instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, relating to non-dollar denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. Forward exchange contracts and purchased currency options are carried at fair value. These contracts are treated as hedges to the extent they are effective. Changes in fair values related to these contracts are recognized in other comprehensive income in the Consolidated Balance Sheets until settlement. At the time of settlement, realized gains and losses are recognized in revenue or cost of goods sold on the Consolidated Statements of Income. For derivatives that are not designated as a hedge, any gain or loss is immediately recognized in Cost of Goods Sold or Other (Income) Expense on the the Consolidated Statements of Operations. Derivatives used in this manner relate to risks resulting from assets or liabilities denominated in a foreign currency.
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Environmental considerations are part of all significant capital expenditure decisions. Environmental remediation, compliance and management expenses were approximately $15.7 million in 2011, $15.8 million in 2012, and $14.6 million in 2013. The accrued liability relating to environmental remediation was $8.3 million as of December 31, 2012 and $7.0 million as of December 31, 2013. A charge to income is recorded when it is probable that a liability has been incurred and the cost can be reasonably estimated. When payments are fixed or determinable, the liability is discounted using a rate at which the payments could be effectively settled.
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Resulting gains and losses arising from the fluctuations in currency for monetary accounts are recognized in other (income) expense, net, in the Consolidated Statements of Income. Gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred.
We have non-dollar denominated intercompany loans between some of our foreign subsidiaries. These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. Certain of these loans had been deemed to be essentially permanent prior to settlement and, as a result, remeasurement gains and losses on these loans were recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of the Consolidated Balance Sheets. The remaining loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency (gains/losses) in other (income) expense, net, on the Consolidated Statements of Income.
Software Development Costs
In connection with our development and implementation of global enterprise resource planning systems with advanced manufacturing, planning and scheduling software, we capitalize certain computer software costs after technological feasibility is established. These costs are capitalized within property, plant and equipment and are amortized utilizing the straight-line method over the economic lives of the related products. Total costs capitalized as of December 31, 2012 and 2013 amounted to $18.1 million and $17.8 million, respectively. Amortization expense for capitalized software was $1.6 million for 2011 , $1.4 million for 2012 and $1.0 million for 2013.
Rationalizations
We record costs for rationalization actions implemented to reduce excess and high-cost manufacturing capacity and operating and administrative costs. For ongoing benefit arrangements, a liability is recognized when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated. These conditions are generally met when the rationalization plan is approved by management. For one-time benefit arrangements, a liability is incurred and must be accrued at the date the plan is communicated to employees, unless they will be retained beyond a minimum retention period. In this case, the liability is calculated at the date the plan is communicated to employees and is accrued ratably over the future service period. Other costs generally include contract terminations, inventory losses, and fixed asset write-offs. The charge for these costs is recognized in the period in which the liability is incurred. Rationalization charges related to accelerated depreciation and asset impairments are recorded in Cost of sales. See Note 2 for more information.
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
Other amortizable intangible assets, which consist primarily of trademarks and trade names, customer-related intangibles, and technological know-how, are amortized over their estimated useful lives using the straight line or sum-of-the-years digits method. The estimated useful lives for each major category of amortizable intangible assets are:

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years
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
Costs of overhauls and turnarounds include plant personnel, contract services, materials, and rental equipment. We defer these costs when incurred and use the straight-line method to amortize them over the period of time estimated to lapse until the next scheduled overhaul of the applicable storage or processing unit or over one year for our turnaround. Under this policy in 2012, costs deferred were $9.3 million and costs amortized were $7.4 million. Costs deferred in 2013 were $7.5 million and costs amortized were $7.8 million.
Our turnaround, normally scheduled during the spring or early summer of each year, was completed during June 2013.
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
Basis of Presentation
During 2013, the Company recorded additional depreciation expense of $2.7 million ($1.8 million net of tax), to correct certain errors related to prior periods. These charges were recorded primarily to release to cost of sales depreciation expenses that were previously incorrectly deferred to inventory. These adjustments were not material to 2013 or any previously issued financial statements.
Reclassification
Certain amounts previously reported have been reclassified to conform to the current year presentation.
Recent Accounting Standards
In February 2013, the FASB issued guidance on "Amounts Reclassified Out of Accumulated Other Comprehensive Income." The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted the guidance effective March 1, 2013 and its adoption did not have a material effect on our consolidated financial statements.
In July 2013, the Financial Accounting Standards Board ("FASB") issued guidance on Income Taxes for “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This guidance requires that financial statements reflect a deferred tax asset for a net

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

operating loss carryforward, a similar tax loss, or a tax credit carryforward as reduced by any unrecognized tax benefit, or a portion of an unrecognized tax benefit. The updated guidance is effective for the Company's interim and annual periods beginning after December 15, 2013, which will be effective for us beginning fiscal 2014. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

(2)	Rationalizations

Industrial Materials Rationalization
On October 31, 2013, we announced a global initiative to reduce our Industrial Materials segment's cost base and improve our competitive position. As part of this initiative, we will close our two highest cost graphite electrode plants, located in Brazil and South Africa, as well as a machine shop in Russia. Upon these closures, our graphite electrode capacity will be reduced by approximately 60,000 metric tons. In parallel, we adopted measures for additional overhead reductions and related corporate operations. These actions in total are expected to reduce global headcount by approximately 600 people or approximately 20 percent of our global workforce. The rationalization plan is targeted to be substantially complete by the end of the second quarter of 2014

This rationalization initiative will result in approximately $100 million of pre-tax charges , of which approximately $30 million will be cash outlays, the majority of which will be incurred in 2014, and funded through working capital improvements. The remaining $70 million are non-cash costs, which primarily reflects the accelerated depreciation of assets, and will be expensed throughout the wind-down period. This rationalization plan is targeted to be substantially complete by the end of the second quarter of 2014

Impact to 2013 financial results

In 2013, as a result of the Industrial Materials rationalization, we incurred $19.4 million in charges for post-employment benefits (including corporate charges) and contract termination costs, in Rationalizations. As a result of the planned shut-down, certain assets in progress were written off and the estimated useful life of productive assets changed. Consequently, we incurred non-cash charges of $28.3 million of accelerated depreciation and $5.7 million of asset write-off, recorded in Cost of sales. We also recorded in Cost of sales $8.3 million of loss reserves for inventory of products that will not be used prior to the expected plant closures and will not be utilized elsewhere. This charge was also recorded in Cost of sales.

Engineering Solutions Rationalization

In order to optimize our Engineered Solutions platform and improve our cost structure, we initiated actions to centralize certain operations and reduce overhead. These actions are expected to reduce global headcount by approximately 40 people. The total expected cost of these actions is approximately $4.5 million, approximately $1.0 million of which will be cash outlays, the majority of which will be incurred in 2014. The remaining $3.5 million are non-cash costs, which primarily reflect the write-off of assets. We incurred approximately $3.9 million of expense related to this initiative in 2013 and we expect the remainder to be incurred in the first half of 2014.

Impact to 2013 financial results

In 2013, as a result of the Engineering Solutions Rationalization we incurred $0.8 million in charges for post-employment benefits (including corporate charges), recorded in Rationalizations. As a result of the centralization plans, certain assets were written off. Consequently, we incurred non-cash charges of $2.3 million in Cost of sales. Additionally, the estimated useful lives of certain productive assets were changed, which will result in accelerated depreciation charges in 2014. We also recorded in Cost of sales $0.9 million of loss reserves for inventory that will not be used as a result of the centralization plans.

The following table represents the roll-forward of the liability incurred for employee termination benefits and contract termination costs incurred in connection with the two initiatives described above. This liability is recorded as a current liability on the Consolidated Balance Sheet.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)
Balance as of December 31, 2012	$—
Charges incurred	16,159
Change in estimates	3,997
Payments and settlements	(1,506)
Effect of change in currency exchange rates	(229)
Balance as of December 31, 2013	$18,421

Charges incurred related to these plans for the year ended December 31, 2013 are as follows:

	For the Twelve Months Ended December 31, 2013
	Industrial Materials Segment	Engineered Solutions Segment	Total
	(dollars in thousands)
Accelerated depreciation (recorded in Cost of sales)	28,326	—	28,326
Inventory loss (recorded in Cost of sales)	8,255	896	9,151
Fixed asset write-offs (recorded in Cost of sales)	5,736	2,274	8,010
Other (recorded Selling and administrative)	59	—	59
Severance and related costs (recorded in Rationalizations)	18,579	767	19,346
Contract terminations (recorded in Rationalizations)	810	—	810
Total rationalization and related charges	$61,765	$3,937	$65,702

(3)	Segment Reporting

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
The following tables summarize financial information concerning our reportable segments:

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the year Ended December 31,
	2011	2012	2013
	(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$1,132,194	$1,025,571	$909,448
Engineered Solutions	187,990	222,693	257,226
Total net sales	$1,320,184	$1,248,264	$1,166,674
Segment operating income:
Industrial Materials	$158,547	$143,268	$(22,452)
Engineered Solutions	7,462	13,200	19,882
Total segment operating income	$166,009	$156,468	$(2,570)
Reconciliation of segment operating income to income from continuing operations before provision for income taxes
Other expense (income), net	4,835	(1,005)	1,698
Interest expense	18,307	23,247	36,037
Interest income	(424)	(261)	(203)
Income (loss) before provision for income taxes	$143,291	$134,487	$(40,102)
Assets are managed based on geographic location because certain reportable segments share certain facilities. Assets by reportable segment are estimated based on the value of long-lived assets at each location and the activities performed at the location.

	At December 31,
	2012	2013
	(Dollars in thousands)
Long-lived assets (a):
Industrial Materials.	$633,205	$601,322
Engineered Solutions	200,702	219,663
Total long-lived assets	$833,907	$820,985
The following tables summarize information as to our operations in different geographic areas.

	For the year Ended December 31,
	2011	2012	2013
	(Dollars in thousands)
Net sales:
U.S.	$353,416	$372,014	$289,866
Americas	252,316	195,748	177,602
Asia Pacific	240,220	235,658	220,945
Europe, Middle East, Africa	474,232	444,844	478,261
Total	$1,320,184	$1,248,264	$1,166,674

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	At December 31,
	2012	2013
	(Dollars in thousands)
Long-lived assets (a):
U.S. and Canada	$523,818	$540,274
Mexico	79,279	83,428
Brazil	47,593	26,008
France	55,792	61,264
Spain	78,392	82,051
South Africa	36,937	16,408
Switzerland	4,829	4,618
Other countries	7,267	6,934
Total	$833,907	$820,985

(a)	Long-lived assets represent fixed assets, net of accumulated depreciation.

(4)	Supply Chain Financing

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
We record the inventory once title and risk of loss transfers from the supplier to the financing party. We record our liability to the financing party as an accrued liability. Our liability under this arrangement was $27.0 million and $9.5 million as of December 31, 2012 and December 31, 2013, respectively. We recognized Mark-Up of $0.6 million as interest expense in the twelve months ended December 31, 2012 and $0.5 million in the twelve months ended December 31, 2013.

(5)	Goodwill and Other Intangible Assets

The Company is required to review goodwill and indefinite-lived intangible assets annually for impairment. Goodwill impairment is tested at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
Our annual impairment test of goodwill was performed as of December 31, 2013. The estimated fair values of our reporting units were based on discounted cash flow models derived from internal earnings forecasts and assumptions. The assumptions and estimates used in these valuations incorporated the current and expected economic environment. Our model was based on our internally developed forecast and based on these valuations, the fair value substantially exceeded our net asset value. In addition, to the quantitative analysis, we have qualitatively assessed our reporting units and we believe that the quantitative analysis supporting the fair value in excess of the carrying value is appropriate. However, a further deterioration in the global economic environment or in any of the input assumptions in our calculation could adversely affect the fair value of our reporting units and result in an impairment of some or all of the goodwill on the balance sheet.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The changes in the Company’s carrying value of goodwill during the years ended December 31, 2012 and 2013 are as follows:

Total
(Dollars in Thousands)
Balance as of December 31, 2011	$498,681
Translation effect	(420)
Balance as of December 31, 2012	498,261
Translation effect	(1,451)
Balance as of December 31, 2013	$496,810
The following table summarizes acquired intangible assets with determinable useful lives by major category as of December 31, 2012 and 2013:

	2012			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)			(Dollars in Thousands)
Trade name	7,900	(2,870)	5,030	7,900	(3,944)	3,956
Technology and know-how	43,349	(12,554)	30,795	43,349	(18,582)	24,767
Customer related intangible	110,798	(31,233)	79,565	110,798	(44,664)	66,134
Total finite-lived intangible assets	$162,047	$(46,657)	$115,390	$162,047	$(67,190)	$94,857
Amortization expense of intangible assets in 2011, 2012 and 2013 was $23.0 million, $22.3 million and $20.5 million, respectively. Estimated annual amortization expense for the next five years will approximate $19.0 million in 2014, $17.3 million in 2015, $13.2 million in 2016, $14.4 million in 2017 and $10.7 million in 2018.

(6)	Long-Term Debt and Liquidity
The following table presents our long-term debt:

	At December 31,
	2012	2013
	(Dollars in thousands)
Revolving Facility	$69,500	$64,000
Senior Notes	300,000	300,000
Senior Subordinated Notes	164,183	175,675
Other debt	2,026	1,918
Total	$535,709	$541,593
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

borrowers pay a per annum fee ranging from 0.25% to 0.40% (depending on such ratio) on the undrawn portion of the commitments under the Revolving Facility.
The financial covenants require us to maintain a minimum cash interest coverage ratio of 3.00 to 1.00 and a maximum senior secured leverage ratio of 2.25 to 1.00, subject to adjustment for certain events. As of December 31, 2013, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable.
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

The Senior Notes are subject to covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to: (i) create liens or use assets as security in other transactions; (ii) engage in certain sale/leaseback transactions; and (iii) merge, consolidate or sell, transfer, lease or dispose of substantially all of their assets.

The Senior Notes are subject to customary events of default, including (i) failure to pay principal or interest on the Senior Notes when due and payable, (ii) failure to comply with covenants or agreements in the Indenture or the Senior Notes which failures are not cured or waived as provided in the Indenture, (iii) failure to pay indebtedness of the Company, any Subsidiary Guarantor or Significant Subsidiary (as defined in the Indenture) within any applicable grace period after maturity or acceleration and the total amount of such indebtedness unpaid or accelerated exceeds $50.0 million, (iv) certain events of bankruptcy, insolvency, or reorganization, (v) failure to pay any judgment or decree for an amount in excess of $50.0 million against the Company, any Subsidiary Guarantor or any Significant Subsidiary that is not discharged, waived or stayed as provided in the Indenture, (vi) cessation of any subsidiary guarantee to be in full force and effect or denial or disaffirmance by any Subsidiary Guarantor of its obligations under its subsidiary guarantee, and (vii) a default under the Company's Senior Subordinated Notes. In the case of an event of default, the principal amount of the Senior Notes plus accrued and unpaid interest may be accelerated.
The Senior Notes are registered under the Securities Act of 1933, as amended.
Senior Subordinated Notes
On November 30, 2010, in connection with the Acquisitions, we issued Senior Subordinated Notes for an aggregate total face amount of $200 million. These Senior Subordinated Notes are non-interest bearing and mature in 2015. Because the promissory notes are non-interest bearing, we were required to record them at their present value (determined using an interest rate of 7%). The difference between the face amount of the promissory notes and their present value is recorded as debt discount. The debt discount will be amortized to income using the interest method, over the life of the promissory notes. The loan balance, net of unamortized discount, was $175.7 million at December 31, 2013.

(7)	Fair Value Measurements and Derivative Instruments

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Long-term debt – Fair value of long-term debt, which was determined using Level 2 inputs, as of December 31, 2012 was $546.3 million versus a book value of $535.7 million. As of December 31, 2013 the fair value was $549.8 million, versus a book value of $541.6 million.
Foreign currency derivatives – Foreign currency derivatives are carried at market value using Level 2 inputs. The outstanding contracts as of December 31, 2012 and 2013 represented unrealized losses of $1.3 million and $0.1 million, respectively.
Commodity derivative contracts – Commodity derivative contracts are carried at fair value. We determine the fair value using observable, quoted natural gas and refined oil product prices that are determined by active markets and therefore classify the commodity derivative contracts as Level 2. The outstanding commodity derivative contracts represented no unrealized gains or losses as of December 31, 2012 and an unrealized gain of $0.8 million as of December 31, 2013.
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
Foreign currency derivatives
We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures such as foreign currency denominated debt, sales, receivables, payables, and purchases. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. There was no ineffectiveness on these contracts during the twelve months ended December 31, 2012 or 2013.
In 2012 and 2013, we entered into foreign forward currency derivatives as hedges of anticipated cash flows denominated in the Mexican peso, Brazilian real, South African rand, euro and Japanese yen. These derivatives were entered into to protect the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates between the US dollar and the Mexican peso, Brazilian real, South African rand, euro and Japanese yen. As of December 31, 2012, we had outstanding Mexican peso, Brazilian real, South African rand, euro, and Japanese yen currency contracts, with aggregate notional amounts of $183.7 million. As of December 31, 2013, we had outstanding Mexican peso, Brazilian real, South African rand, euro and Japanese yen currency contracts, with aggregate notional amounts of $138.6 million. The foreign currency derivatives outstanding as of December 31, 2013 have several maturity dates ranging from January 2014 to September 2014.
Commodity derivative contracts

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We periodically enter into derivative contracts for natural gas and certain refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. There was no ineffectiveness on these contracts during the twelve months ended December 31, 2012 or 2013. As of December 31, 2012 and 2013, we had outstanding derivative swap contracts for refined oil products with aggregate notional amounts of $31.9 million and $45.8 million, respectively. The outstanding 2013 contracts have maturity dates ranging from January 2014 to June 2014.
Net Investment Hedges
We use certain intercompany debt to hedge a portion of our net investment in our foreign operations against currency exposure (net investment hedge). Intercompany debt designated in foreign currency and designated as a non-derivative net investment hedging instrument was $20.1 million and $25.2 million as of December31, 2012 and December 31, 2013 respectively. Within our currency translation adjustment portion of other comprehensive income, we recorded a loss of $0.6 million in 2012 and a gain of $4.7 million in 2013 resulting from these net investment hedges.
The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At December 31, 2012 and 2013, the fair values of our derivatives and their respective balance sheet locations are presented in the following table:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2012	(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$1,062	Other payables	$2,374
Commodity derivative contracts	Other current assets	—	Other current liabilities	31
Total fair value		$1,062		$2,405

As of December 31, 2013
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$772	Other payables	$1,185
Commodity derivative contracts	Other current assets	834	Other current liabilities	—
Total fair value		$1,606		$1,185

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2012	(Dollars in Thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Other receivables	$242	Other payables	$—
Total fair value		$242		$—

As of December 31, 2013
Derivatives not designated as hedges:
Foreign currency derivatives	Other receivables	$328	Other payables	$24
Total fair value		$328		$24

The location and amount of realized (gains) losses on derivatives are recognized in the Statements of Income when the hedged item impacts earnings and are as follows for the years ended 2012 and 2013:

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

		Amount of (Gain)/Loss Recognized (Effective Portion)
	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	2012	2013
		(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives, excluding tax of $523 and $(145), respectively	Cost of goods sold/Other expense / (income) / Revenue	$(5,226)	$1,445
Commodity forward derivatives, excluding tax of $3,395 and $(25), respectively	Cost of goods sold / Revenue	$(9,430)	$70

		(Gain)/Loss Recognized (Effective Portion)
	Location of (Gain)/Loss Recognized in the Consolidated Statement of Income	2012	2013
		(Dollars in Thousands)
Derivatives designated as fair value hedges:
Foreign currency derivatives	Cost of goods sold/Other expense (income)	$209	$—

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Consolidated Statement of Income	2012	2013
		(Dollars in thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Cost of goods sold/Other expense (income)	$346	$(1,123)
Our foreign currency and commodity derivatives are treated as hedges and are required to be measured at fair value on a recurring basis. With respect to the inputs used to determine the fair value, we use observable, quoted rates that are determined by active markets and, therefore, classify the contracts as “Level 2”.

(8)	Interest Expense

The following table presents an analysis of interest expense:

	For the year Ended December 31,
	2011	2012	2013
	(Dollars in thousands)
Interest incurred on debt	$5,745	$10,172	$21,589
Amortization of discount on Senior Subordinated Notes	10,039	10,742	11,493
Amortization of debt issuance costs	1,521	1,712	2,504
Supply Chain Financing mark-up	1,002	621	451
Total interest expense	$18,307	$23,247	$36,037
Interest rates

The Revolving Facility had an effective interest rate of 2.21% and 2.42% as of December 31, 2012 and 2013, respectively. The Senior Notes carry an interest rate of 6.375%. The Senior Subordinated Notes have an implied rate of 7.00%.

(9)	Other Expense (Income), Net
As part of our cash management, we have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains/losses are recorded in other expense(income), net, on the Consolidated Statements of Income. We had a net currency gain in 2012 of $2.6 million and a net currency loss of of $1.5 million in 2013, mainly due to the remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities.
Other income in 2012, also includes $4.0 million of insurance reimbursements for claims made related to flood damages incurred at our Clarksburg, West Virginia facility during 2011. Additionally, during 2013 we recorded a $2 million gain for the favorable resolution of a previously recorded loss contingency.

(10)	Supplementary Balance Sheet Detail

The following tables present supplementary balance sheet details:

	At December 31,
	2012	2013
	(Dollars in thousands)

Inventories:
Raw materials and supplies	$230,057	$184,420
Work in process	213,948	245,160
Finished goods	73,293	78,446
	517,298	508,026
Reserves	(4,233)	(17,612)
	$513,065	$490,414
Property, plant and equipment:
Land and improvements	$36,744	$37,416
Buildings	182,838	196,802
Machinery and equipment and other	1,172,045	1,278,655
Construction in progress	140,732	76,007
	$1,532,359	$1,588,880
Other accrued liabilities:
Payrolls (including incentive programs)	$7,461	$9,330
Customer prepayments	7,594	9,599
Employee compensation and benefits	10,335	10,136
Other	25,563	11,874
	$50,953	$40,939
Other long term obligations:
Postretirement benefits	$30,465	$24,852
Pension and related benefits	73,202	54,173
Other	21,338	18,922
	$125,005	$97,947

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of the allowance for doubtful accounts:

	At December 31,
	2011	2012	2013
	(Dollars in thousands)
Balance at beginning of year	$3,892	$4,153	$7,573
Additions	1,438	5,161	2,914
Deductions	(1,177)	(1,741)	(3,769)
Balance at end of year	$4,153	$7,573	$6,718

Inventories
We allocate fixed production overheads to the costs of conversion based on normal capacity of the production facilities. It also requires that we recognize abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) as current period charges. During 2012, costs in excess of normal absorption were $3.5 million. During 2013, there were no costs in excess of normal absorption.
The following table presents an analysis of our inventory reserves:

	At December 31,
	2011	2012	2013
	(Dollars in thousands)
Balance at beginning of year	$2,716	$4,709	$4,233
Additions	4,154	4,052	19,878
Deductions	(2,161)	(4,528)	(6,499)
Balance at end of year	$4,709	$4,233	$17,612
Additions to the reserve included $9.1 million related to the rationalizations discussed in Note 2. The remaining increase in inventory reserves resulted from decreased pricing for certain products in certain markets.

(11)	Commitments

Lease commitments under non-cancelable operating leases extending for one year or more will require the following future payments:

(Dollars in thousands)
2014	$1,761
2015	396
2016	149
2017	134
2018	112
After 2018	—
Total lease and rental expenses under non-cancelable operating leases extending one year or more approximated $2.4 million in 2011, $3.2 million in 2012 and $2.6 million in 2013.
We were parties to contracts with ConocoPhillips through December 2013 for the supply of petroleum needle coke, our primary raw material used in the manufacture of graphite electrodes.  That contract has expired and we intend to source the majority of our petroleum needle coke internally in 2014. We believe that our internal sourcing supplemented by external sourcing will be sufficient for our requirements as currently forecast. Our supply agreements contain customary terms and conditions including annual price negotiations, dispute resolution and termination provisions.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
We make quarterly contributions equal to 1% of each employee’s total eligible pay. The expense recorded for contributions to this plan was $0.8 million in 2011, $1.0 million in 2012 and $0.9 million in 2013. All such contributions were made using company stock.
Pension coverage for employees of foreign subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees, under insurance policies or by book reserves.
The components of our consolidated net pension costs are set forth in the following table.

	For the Year Ended December 31,
	2011		2012		2013
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Service cost	$525	$343	$610	$1,095	$870	$1,177
Interest cost	6,759	2,501	6,114	2,532	5,438	2,542
Expected return on assets	(6,688)	(2,225)	(6,520)	(2,299)	(4,505)	(2,339)
Amortization of prior service cost	—	26	—	24	—	25
Settlement loss	—	—	—	—	—	—
Mark-to-market loss (gain)	19,775	1,190	6,572	1,662	(11,907)	(393)
	$20,371	$1,835	$6,776	$3,014	$(10,104)	$1,012
The primary driver of the mark-to-market losses in 2012 and gains in 2013 were changes in the discount rate due to interest rate fluctuations.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in other comprehensive income:

	For the Year Ended December 31,
	2011		2012		2013
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Amortization of prior service cost	$—	$(26)	$—	$(24)	$—	$(25)
Addition to prior service cost	—	—	—	—	—	(246)
Effect of exchange rates	—	(8)	—	3	—	11
Total recognized in other comprehensive loss	$—	$(34)	$—	$(21)	$—	$(260)
Total recognized in pension costs and other comprehensive loss	$20,371	$1,801	$6,776	$2,993	$(10,104)	$752
The reconciliation of the beginning and ending balances of our pension plans’ benefit obligations, fair value of assets, and funded status at December 31, 2012 and 2013 are:

	At December 31,
	2012		2013
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Changes in Benefit Obligation:
Net benefit obligation at beginning of year	$144,809	$73,217	$151,469	$80,311
Service cost	610	1,095	870	1,177
Interest cost	6,114	2,532	5,438	2,542
Participant contributions	—	347	—	342
Plan amendments / curtailments	—	—	—	(246)
Foreign currency exchange changes	—	3,153	—	1,549
Actuarial loss (gain)	8,695	2,995	(14,433)	(3,257)
Benefits paid	(8,759)	(3,028)	(8,557)	(3,997)
Net benefit obligation at end of year	$151,469	$80,311	$134,787	$78,421
Changes in Plan Assets:
Fair value of plan assets at beginning of year	$80,935	$65,960	$91,319	$71,750
Actual return on plan assets	8,643	3,668	1,979	(517)
Foreign currency exchange rate changes	—	2,919	—	1,404
Employer contributions	10,500	1,884	6,134	3,703
Participant contributions	—	347	—	342
Actuarial loss	—	—	—	—
Benefits paid	(8,759)	(3,028)	(8,557)	(3,997)
Fair value of plan assets at end of year	$91,319	$71,750	$90,875	$72,685
Funded status (underfunded):	$(60,150)	$(8,561)	$(43,912)	$(5,736)
Amounts recognized in accumulated other comprehensive loss:
Prior service credit	$—	$(266)	$—	$(6)
Amounts recognized in the statement of financial position:
Non-current assets	$—	$—	$—	$—
Current liabilities	(557)	(260)	(440)	(524)
Non-current liabilities	(59,593)	(8,301)	(43,472)	(5,214)
Net amount recognized	$(60,150)	$(8,561)	$(43,912)	$(5,738)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation for all defined benefit pension plans was $230.1 million and $213.2 million at December 31, 2012 and 2013, respectively.

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

The fair value of the plan assets by category is summarized below (dollars in thousands):

	December 31, 2012				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. Plan Assets
Cash and cash equivalents	$1,516	—	—	$1,516	$2,597	—	—	$2,597
Collective trusts	—	89,803	—	89,803	—	$88,278	—	88,278
Total	$1,516	89,803	—	$91,319	$2,597	$88,278	—	$90,875
International Plan Assets
Cash and cash equivalents	$248	—	—	$248	$2,549	—	—	$2,549
Foreign government bonds	—	$1,107	—	1,107	—	$1,142	—	1,142
Investment contracts	—	—	$60,344	60,344	—	—	$58,127	58,127
Fixed insurance contracts	—	—	10,051	10,051	—	—	10,865	10,865
Total	$248	$1,107	$70,395	$71,750	$2,549	$1,142	$68,992	$72,683
The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy for international plan pension assets for the years ended December 31, 2012 and 2013 (dollars in thousands):

	Investment Contracts	Fixed Insurance Contracts
Balance at January 1, 2012	$56,114	$8,728
Gain / contributions / currency impact	7,118	1,323
Distributions	(2,888)	—
Balance at December 31, 2012	60,344	10,051
Gain / contributions / currency impact	9,770	814
Distributions	(11,987)	—
Balance at December 31, 2013	$58,127	$10,865

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We annually re-evaluate assumptions and estimates used in projecting pension assets, liabilities and expenses. These assumptions and estimates may affect the carrying value of pension assets, liabilities and expenses in our Consolidated Financial Statements. Assumptions used to determine net pension costs and projected benefit obligations are:

	Pension Benefit Obligations At December 31,
	2012	2013
Weighted average assumptions to determine benefit obligations:
Discount rate	3.58%	4.20%
Rate of compensation increase	2.44%	2.42%

	Pension Benefit Obligations At December 31,
	2012	2013
Weighted average assumptions to determine net cost:
Discount rate	4.06%	3.58%
Expected return on plan assets	5.95%	4.29%
Rate of compensation increase	2.44%	2.44%
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
Plan Assets. The following table presents our retirement plan weighted average asset allocations at December 31, 2013, by asset category:

	Percentage of Plan Assets as of December 31, 2013
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our retirement plan weighted average target asset allocations at December 31, 2013, by asset category:

	Percentage of Plan Assets as of December 31, 2013
	US	Foreign
Equity securities	20%	—%
Fixed Income	80%	100%
Total	100%	100%
Information for our pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2012 and 2013 follows:

	2012		2013
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Accumulated benefit obligation	$151,469	$78,595	$134,787	$76,915
Fair value of plan assets	91,319	71,750	90,875	72,683
Information for our pension plans with a projected benefit obligation in excess of plan assets at December 31, 2012 and 2013 follows:

	2012		2013
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Projected benefit obligation	$151,469	$80,311	$134,787	$78,421
Fair value of plan assets	91,319	71,750	90,875	72,683
Following is our projected future pension plan cash flow by year:

	U.S.	Foreign
	(Dollars in thousands)
Expected contributions in 2014:
Expected employer contributions	$7,933	$1,854
Expected employee contributions	—	—
Estimated future benefit payments reflecting expected future service for the years ending December 31:
2014	8,969	3,984
2015	8,902	3,633
2016	8,976	4,160
2017	9,083	4,085
2018	9,169	4,290
2019-2023	46,566	23,354
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During 2009, we amended one of our U.S. plans to eliminate the life insurance benefit for certain non-pooled participants.
The components of our consolidated net postretirement costs are set forth in the following table.

	For the Year Ended December 31,
	2011		2012		2013
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Service cost	$—	$178	$—	$183	—	$105
Interest cost	583	1,064	497	1,024	371	994
Amortization of prior service credit	—	(201)	—	(199)	—	(193)
Plan amendment	—	—	—	1,170	—	—
Mark-to-market (gain) loss	(219)	1,538	60	551	(1,284)	(1,210)
	$364	$2,579	$557	$2,729	$(913)	$(304)
The primary driver of the mark-to-market losses in 2012 and 2013 were changes in the discount rate due to interest rate fluctuations.
Amounts recognized in other comprehensive income are:

	For the Year Ended December 31,
	2011		2012		2013
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Amortization of prior service cost	$—	$201	$—	$199	$—	$193
Effect of exchange rates	—	49	—	(53)	—	133
Total recognized in other comprehensive income	$—	$250	$—	$146	$—	$326
Total recognized in net post retirement cost (benefit) and other comprehensive income	$364	$2,829	$557	$2,875	$(913)	$22
We estimate that in 2014 our postretirement costs will include amortization of $0.2 million of prior service credit from stockholders’ equity.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of beginning and ending balances of benefit obligations under, fair value of assets of, and the funded status of, our postretirement plans is set forth in the following table:

	Postretirement Benefits at December 31,
	2012		2013
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Changes in Benefit Obligation:
Net benefit obligation at beginning of year	$14,316	$17,592	$13,506	$19,188
Service cost	—	183	—	105
Interest cost	497	1,024	371	994
Foreign currency exchange rates	—	(157)	—	(2,183)
Actuarial loss (gain)	60	541	(1,284)	(1,365)
Gross benefits paid	(1,367)	(1,165)	(1,318)	(1,161)
Plan amendment	—	1,170	—	67
Net benefit obligation at end of year	$13,506	$19,188	$11,275	$15,645
Changes in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contributions	1,367	1,165	1,318	1,161
Gross benefits paid	(1,367)	(1,165)	(1,318)	(1,161)
Fair value of plan assets at end of year	$—	$—	$—	$—
Funded status:	$(13,506)	$(19,188)	$(11,275)	$(15,645)
Amounts recognized in accumulated other comprehensive loss:
Prior service credit	$—	$2,208	$—	$1,882
Amounts recognized in the statement of financial position:
Current liabilities	$(1,394)	$(1,132)	$(1,279)	$(1,035)
Non-current liabilities	(12,112)	(18,056)	(9,996)	(14,610)
Net amount recognized	$(13,506)	$(19,188)	$(11,275)	$(15,645)
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

	Postretirement Benefit Obligations At December 31,
	2012	2013
Weighted average assumptions to determine benefit obligations:
Discount rate	4.44%	5.41%
Health care cost trend on covered charges:
Initial	7.52%	7.42%
Ultimate	5.94%	6.23%
Years to ultimate	4	3

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Postretirement Benefit Costs At December 31,
	2012	2013
Weighted average assumptions to determine net cost:
Discount rate	4.94%	4.44%
Health care cost trend on covered charges:
Initial	7.68%	7.52%
Ultimate	5.71%	5.94%
Years to ultimate	3	3
Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement benefits. A one-percentage point change in assumed health care cost trend rates would have the following effects at December 31, 2013:

	One Percentage Point Increase		One Percentage Point Decrease
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Effect on total service cost and interest cost components	$4	$138	$(2)	$(111)
Effect on benefit obligations	$83	$1,066	$(59)	$(880)
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
The following table represents projected future postretirement cash flow by year:

	U.S.	Foreign
	(Dollars in thousands)
Expected contributions in 2014:
Expected employer contributions	$1,279	$1,035
Expected employee contributions	—	—
Estimated future benefit payments reflecting expected future service for the years ending December 31:
2014	1,279	1,035
2015	1,227	1,041
2016	1,172	1,027
2017	1,085	1,054
2018	1,003	1,062
2019-2023	3,675	5,568
Other Non-Qualified Benefit Plans
Since January 1, 1995, we have established various unfunded, non-qualified supplemental retirement and deferred compensation plans for certain eligible employees. We established benefits protection trusts (collectively, the “Trust”) to partially provide for the benefits of employees participating in these plans. As of December 31, 2012 and December 31, 2013, the Trust had assets of approximately $4.3 million and $5.3 million, respectively, which are included in other assets and treasury stock on the Consolidated Balance Sheets. These assets include 87,206 shares of common stock that we contributed to the Trust. These shares, if later sold, could be used for partial funding of our future

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

obligations under certain of our compensation and benefit plans. The shares held in Trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be sold or otherwise used for funding purposes.
Savings Plan
Our employee savings plan provides eligible employees the opportunity for long-term savings and investment. The plan allows employees to contribute up to 5% of pay as a basic contribution and an additional 45% of pay as supplemental contribution. For 2011, 2012, and 2013 we contributed on behalf of each participating employee, in units of a fund that invests entirely in our common stock, 100% on the first 3% contributed by the employee and 50% on the next 2% contributed by the employee. We contributed 186,237 shares in 2011, resulting in an expense of $3.3 million; 433,496 shares in 2012, resulting in an expense of $4.6 million; and 553,298 shares in 2013, resulting in an expense of $4.6 million.

(13)	Management Compensation and Incentive Plans
Stock-Based Compensation
We have historically maintained several stock incentive plans. The plans permitted the granting of options, restricted stock and other awards. As of December 31, 2013, the aggregate number of shares authorized under the plans since their initial adoption was 23,300,000. Shares issued upon vesting of awards or exercise of options are new share issuances or issuances from treasury shares. Upon the vesting or payment of stock awards, an employee may elect receipt of the full share amount and either pay the resulting taxes or sell shares in the open market to cover the tax obligation. We sometimes elect to purchase these shares rather than allow them to be sold in the open market.
Stock-Based Compensation
We recognized $8.9 million, $9.6 million, and $7.7 million in stock-based compensation expense in 2011, 2012 and 2013, respectively. A majority of the expense, $7.9 million, $8.7 million, and $6.9 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statements of Income, with the remainder recorded as cost of sales and research and development. We expect our stock-based compensation expense to approximate $8.5 million in 2014.
As of December 31, 2013, the total compensation expense related to non-vested restricted stock and stock options not yet recognized was $18.9 million which will be recognized over the weighted average life of 1.9 years.
In November 2013, the 2013 Long-Term Incentive Plan (“2013 LTIP”) under our 2005 Equity Incentive Plan was approved. Under 2013 LTIP we granted 342,900 stock options with an exercise price of $11.56; 264,000 restricted share units; and up to 854,200 performance units, which represent the right to receive shares contingent upon the achievement of one or more performance measures. The options vest as to 1/3 of the grant on each of the next three grant date anniversaries and expire 10 years from the grant date. The restricted share units vest as to 1/3 of the grant on each of the next three grant date anniversaries. Performance shares are earned based on our ranking of return on average invested capital and earnings per share growth compared to a target peer group for a three year period beginning January 1, 2014. Compensation for performance shares can fluctuate based on our relative performance to the peer group as well as how we perform to the targets. Performance shares earned will vest on March 31, 2017, provided the participant is still employed by us on that date.
Accounting for Stock-Based Compensation
Restricted Stock and Performance Shares. Compensation expense for restricted stock and performance share awards is based on the closing price of our common stock on the date of grant, less our assumptions of dividend yield and expected forfeitures or cancellations of awards throughout the vesting period, which generally range between one and three years. The weighted average grant date fair value of restricted stock and performance shares was approximately $10.08 and $11.16 per share at December 31, 2012 and 2013, respectively.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock and performance share awards activity under the plans for the year ended December 31, 2013, was:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2012	1,851,919	$13.30
Granted	803,542	11.16
Vested	(638,920)	15.19
Forfeited/canceled/expired	(383,050)	15.54
Outstanding at December 31, 2013	1,633,491	$10.98
During 2013, we granted 803,542 shares of restricted stock and performance units to certain directors, officers and employees at prices ranging from $6.97 to $11.56. Of the total shares granted, 329,400 will vest over a three year period, with one-third of the shares vesting on the anniversary date of the grant in each of the next three years. An additional 427,100 shares will vest over a 39 month period, subject to performance multipliers, based on company performance against a peer group. The remaining 47,042 shares vest over a period of one year. Unvested shares granted to each employee also vest upon the occurrence of a change in control, as defined. Unvested shares are forfeited based on the terms of the award.
Stock Options. Compensation expense for stock options is based on the estimated fair value of the option on the date of the grant. We calculate the estimated fair value of the option using the Black-Scholes option-pricing model. During 2011, we granted 420,460 options to certain of our directors, officers and employees. The weighted-average fair value of the options granted in 2011 was $10.71. During 2012, we granted 441,700 options to certain of our officers and employees. The weighted-average fair value of the options granted in 2012 was $9.82. During 2013, we granted 348,106 options to certain of our officers and employees.The weighted-average fair value of the options granted in 2013 was $11.53. The weighted average assumptions used in our Black-Scholes option-pricing model for options granted in 2011, 2012 and 2013 are:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2012	For the Year Ended December 31, 2013
Dividend yield	—%	—%	—%
Expected volatility	57.75% - 58.83%	55.33%-57.32%	55.89%-57.01%
Risk-free interest rate	0.85% - 2.24%	0.66% - 0.90%	0.76% - 1.38%
Expected term in years	6 years	6 years	6 years

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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity under the plans for the year ended December 31, 2013 was:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2012	1,730,149	$12.35
Granted	348,106	11.53
Exercised	(90,735)	4.93
Forfeited/canceled/expired	(70,802)	14.63
Outstanding at December 31, 2013	1,916,718	$12.47
Options outstanding at December 31, 2013, have a weighted average remaining contractual life of 7.2 years, a weighted average remaining vesting period of 1.5 years, and an aggregate intrinsic value of $1.6 million. The intrinsic value of options exercised for the year ended December 31, 2013 was $0.5 million.

Stock options outstanding and exercisable under our plans at December 31, 2013 are:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$5.46	-	$22.57	1,916,718	7.2	$12.47	1,183,703	$13.21

At December 31, 2013, we have 1,556,015 options vested and expected to vest in the next year. Options exercisable at December 31, 2013, have a weighted-average contractual life of 5.9 years and an aggregate intrinsic value of $1.2 million.
Incentive Compensation Plans
We have a global incentive program for our worldwide salaried and hourly employees, the Incentive Compensation Program (the “ICP”), which includes a shareholder-approved executive incentive compensation plan. The ICP is based primarily on earnings before income taxes and achieving cash flow targets and, to a lesser extent, strategic targets. The balance of our accrued liability for ICP was $7.1 million at December 31, 2012 and $0.4 million at December 31, 2013.

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

Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the reserve for 2012 and 2013 are as follows:

(Dollars in Thousands)
Balance at December 31, 2012	$1,485
Product warranty charges/adjustments	551
Payments and settlements	(986)
Balance at December 31, 2013	$1,050

(15)	Income Taxes

The following table summarizes the U.S. and non-U.S. components of income (loss) before provision (benefit) for income taxes:

	For the Year Ended December 31,
	2011	2012	2013
	(Dollars in thousands)
U.S.	$32,877	$29,422	$8,495
Non-U.S.	110,414	105,065	(48,597)
	$143,291	$134,487	$(40,102)

Income tax expense (benefit) consists of the following:

	For the Year Ended December 31,
	2011	2012	2013
	(Dollars in thousands)
U.S income taxes:
Current	$16,988	$(6,529)	$4,104
Deferred	(46,379)	4,543	(5,652)
	(29,391)	(1,986)	(1,548)
Non-U.S. income taxes:
Current	18,173	12,371	5,422
Deferred	1,325	6,462	(16,717)
	19,498	18,833	(11,295)
Total income tax expense (benefit)	$(9,893)	$16,847	$(12,843)
Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before provision (benefit) for income taxes as set forth in the following table:

	For the Year Ended December 31,
	2011	2012	2013
	(Dollars in thousands)
Tax at statutory U.S. federal rate	$50,152	$47,071	$(14,036)
U.S. valuation allowance, net	(45,989)	(1,800)	(700)
State taxes, net of federal tax benefit	474	593	(371)
U.S. tax return adjustments to estimated taxes	(455)	588	(1,032)
Establishment (resolution) of uncertain tax positions	1,507	(8,118)	(752)
Adjustment for foreign income taxed at different rates	(14,450)	(15,553)	6,832
U.S. tax credits	—	(2,200)	(2,577)
Non-U.S. tax exemptions, holidays and credits	(2,535)	(4,259)	—
Other	1,403	524	(207)
Total income tax (benefit) expense	$(9,893)	$16,846	$(12,843)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2012, and December 31, 2013 are set forth in the following table:

	At December 31,
	2012	2013
	(Dollars in thousands)
Deferred tax assets:
Postretirement and other employee benefits	$51,646	$41,604
Foreign tax credit and other carryforwards	54,102	46,283
Capitalized research and experimental costs	999	20,243
Environmental reserves	4,057	3,503
Inventory adjustments	13,365	16,255
Capital loss	3,222	2,697
Provision for rationalization charges	—	17,410
Other	9,052	5,889
Total gross deferred tax assets	136,443	153,884
Less: valuation allowance	(26,312)	(20,411)
Total deferred tax assets	110,131	133,473
Deferred tax liabilities:
Fixed assets	$102,568	$109,824
Debt discount amortization	9,720	6,620
Inventory	9,531	9,212
Goodwill and acquired intangibles	11,299	10,813
Other	2,420	2,204
Total deferred tax liabilities	135,538	138,673
Net deferred tax liability	$25,407	$5,200
Deferred income tax assets and liabilities are classified on a net current and non-current basis within each tax jurisdiction. Net current deferred income tax assets are included in prepaid expenses and other current assets in the amount of $20.4 million as of December 31, 2012 and $37.1 million as of December 31, 2013. Net non-current deferred tax assets are separately stated as deferred income taxes in the amount of $6.2 million as of December 31, 2012 and $10.3 million as of December 31, 2013. Net current deferred tax liabilities are included in accrued income and other taxes in the amount of $10.0 million as of December 31, 2012 and $10.9 million as of December 31, 2013. Net non-current deferred tax liabilities are separately stated as deferred income taxes in the amount of $42.0 million at December 31, 2012 and $41.7 million at December 31, 2013.
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
Valuation allowance activity for the years ended December 31, 2011, 2012 and 2013 is as follows:

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended December 31,
	2011	2012	2013
	(Dollars in thousands)
Balance at January 1	$74,945	$25,509	$26,312
(Credited) / charged to income	(49,403)	(1,800)	(614)
Translation adjustment	(391)	(52)	(746)
Changes attributable to movement in underlying assets	358	2,655	(4,541)
Balance at December 31	$25,509	$26,312	$20,411
We have total foreign tax credit carryforwards of $22.1 million at December 31, 2013, all of which expire in 2016.
In addition, we have state carryforwards on a gross tax affected basis of $12.8 million, which can be carried forward from 5 to 20 years. Prior to 2011, a full valuation allowance position existed on state net operating loss ("NOL") carryforward deferred tax assets. We have assessed the need for valuation allowances against deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance, including existing level of profitability and recently available projections of future taxable income, which are comparable with current year results.
Based on this assessment, we released valuation allowances of $0.7 million in 2013 relating to the state NOL carryforwards that are expected to be utilized in future years. The remaining NOL carryforwards and certain other state deferred tax assets, including tax credits, will continue to have a valuation allowance
The amount of state net operating loss carryforwards reflected in the table above has been reduced by $0.5 million as a result of unrealized stock option deductions.
We have non-U.S. loss and tax credit carryforwards on a gross tax effected basis of $16.1 million, which can be carried forward from 7 years to indefinitely.
As of December 31, 2013, we had unrecognized tax benefits of $7.2 million, the $4.8 million of which, if recognized, would have a favorable impact on our effective tax rate. We have elected to report interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties were $0.6 million as of December 31, 2011, $1.0 million as of December 31, 2012 and $0.6 million as of December 31, 2013. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2011	2012	2013
	(Dollars in thousands)
Balance at January 1	$13,719	$16,788	$9,769
Additions based on tax positions related to the current year	—	90	881
Additions for tax positions of prior years	3,910	4,643	323
Reductions for tax positions of prior years	(165)	(11,019)	(2,779)
Lapse of statutes of limitations	(627)	(163)	—
Settlements	—	(576)	(988)
Foreign currency impact	(49)	6	(3)
Balance at December 31	$16,788	$9,769	$7,203
We anticipate that $5.1 million of the amount of unrecognized tax benefits may be reversed within the next twelve months due to settlements and the expiration of statutes of limitation.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are currently under federal audit in the U.S. for the 2010 tax year. All U.S. tax years prior to 2010 are generally closed by statute or have been audited and settled with the applicable domestic tax authorities. We have one issue outstanding from the 2008 U.S. federal audit, which is under appeal. All other non-U.S. jurisdictions are still open to examination beginning after 2007.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We have not provided for U.S. income taxes or foreign withholding taxes on the differences between the financial reporting basis in our foreign investments, and the tax basis in such investments, which are considered to be permanently reinvested as of December 31, 2013 (excluding Previously Taxed Income). Any outside basis difference would be taxable upon the sale or liquidation of the foreign subsidiaries, or upon the remittance of dividends. The measurement of the unrecognized U.S. income taxes, if any, that may be associated with these outside basis differences, is not practicable.

(16)	Earnings Per Share

The following table shows the information used in the calculation of our basic and diluted earnings per share as of December 31:

	At December 31,
	2011	2012	2013
	(Dollars in thousands)
Weighted average common shares outstanding for basic calculation	145,156,045	138,551,804	135,067,278
Add: Effect of stock options and restricted stock	1,246,241	1,148,300	347,435
Weighted average common shares outstanding for diluted calculation	146,402,286	139,700,104	135,414,713
Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of stock options covering 226,897 shares in 2011, 865,844 shares in 2012 and 1,866,720 shares in 2013, as the exercise prices were greater than the weighted average market price of our common stock for that period.
During 2012, we repurchased, in the open market, ten million shares under a previously announced share repurchase program authorized by the Board of Directors. These share repurchases represented a financing cash outflow of $101.7 million for 2012. These share repurchases decreased the weighted average shares outstanding by 5.6 million shares for 2012.

(17)	Accumulated Other Comprehensive Loss

The balance in our accumulated other comprehensive loss is set forth in the following table:

	For year ended December 31,
	2012	2013
	(Dollars in thousands)
Foreign currency translation adjustments	$281,211	$295,192
Commodities and foreign currency derivatives and other, net of tax of $(2,327) and ($300), respectively	(533)	(2,568)
Total accumulated comprehensive loss	$280,678	$292,624

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(18)	Guarantor Information

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

    The following tables set forth condensed consolidating balance sheets as of December 31, 2012 and December 31, 2013 and condensed consolidating statements of income and comprehensive income for the three and nine months ended December 31, 2012 and 2013 and condensed consolidating statements of cash flows for 2012 and 2013 of the Parent, Guarantors and the Non-Guarantors.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2013
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$4,752	$7,136	$—	$11,888
Accounts receivable - affiliates	42,410	28,551	15,824	(86,785)	—
Accounts receivable - trade	—	48,998	150,568	—	199,566
Inventories	—	174,935	315,479	—	490,414
Prepaid and other current assets	—	22,555	51,235	—	73,790
Total current assets	42,410	279,791	540,242	(86,785)	775,658

Investment in affiliates	1,709,914	828,012	—	(2,537,926)	—
Property, plant and equipment	—	540,273	280,712	—	820,985
Deferred income taxes	—	—	10,334	—	10,334
Goodwill	—	293,162	203,648	—	496,810
Notes receivable - affiliate	51,090	7,413	—	(58,503)	—
Other assets	4,752	53,447	55,862	—	114,061
Total Assets	$1,808,166	$2,002,098	$1,090,798	$(2,683,214)	$2,217,848

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - affiliate	$—	$58,206	$28,579	$(86,785)	$—
Accounts payable - trade	—	41,971	73,241	—	115,212
Short-term debt	—	165	996	—	1,161
Accrued income and other taxes	2,678	4,736	23,273	—	30,687
Rationalizations	—	1,890	16,531	—	18,421
Supply chain financing liability	—	—	9,455	—	9,455
Other accrued liabilities	2,444	12,404	26,091	—	40,939
Total current liabilities	5,122	119,372	178,166	(86,785)	215,875

Long-term debt - affiliate	—	51,090	7,413	(58,503)	—
Long-term debt - third party	475,675	50,525	15,393	—	541,593
Other long-term obligations	—	66,590	31,357	—	97,947
Deferred income taxes	6,620	4,607	30,457	—	41,684
Stockholders' equity	1,320,749	1,709,914	828,012	(2,537,926)	1,320,749
Total Liabilities and Stockholders' Equity	$1,808,166	$2,002,098	$1,090,798	$(2,683,214)	$2,217,848

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the year ended December 31, 2011
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$130,304	$165,397	$(295,701)		$—
Sales - third party	—	556,675	763,509	—		1,320,184
Net sales	—	686,979	928,906	(295,701)		1,320,184
Cost of sales	—	545,334	746,005	(295,701)		995,638
Gross profit	—	141,645	182,901	—		324,546
Research and development	—	13,797	179	—		13,976
Selling and administrative expenses	6	64,969	79,586	—		144,561
Operating income	(6)	62,879	103,136	—		166,009

Other expense (income), net	40	5,568	(773)	—		4,835
Interest expense - affiliate	4,631	9,221	—	(13,852)		—
Interest expense - third party	10,038	5,678	2,591	—		18,307
Interest income - affiliate	—	(4,631)	(9,221)	13,852		—
Interest income - third party	—	—	(424)	—		(424)
(Loss) income before income taxes	(14,715)	47,043	110,963	—	`	143,291

(Benefit) provision for income taxes	(5,751)	(23,801)	19,659	—		(9,893)
Equity in earnings of subsidiary	162,148	91,304	—	(253,452)		—
Net income	$153,184	$162,148	$91,304	$(253,452)		$153,184

Statements of Comprehensive Income

Net income	$153,184	$162,148	$91,304	$(253,452)		$153,184
Other comprehensive income:
Foreign currency translation	(32,202)	—	(32,202)	32,202		(32,202)
Commodities and foreign currency derivatives	6,023	3,761	2,262	(6,023)		6,023
Other comprehensive (loss) income	(26,179)	3,761	(29,940)	26,179		(26,179)
Comprehensive income (loss)	$127,005	$165,909	$61,364	$(227,273)		$127,005

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the year ended December 31, 2012
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$194,345	$216,859	$(411,204)		$—
Sales - third party	—	566,024	682,240	—		1,248,264
Net sales	—	760,369	899,099	(411,204)		1,248,264
Cost of sales	—	638,419	705,245	(411,204)		932,460
Gross profit	—	121,950	193,854	—		315,804
Research and development	—	13,796	—	—		13,796
Selling and administrative expenses	—	61,442	84,098	—		145,540
Operating income	—	46,712	109,756	—		156,468

Other expense (income), net	—	(2,133)	1,128	—		(1,005)
Interest expense - affiliate	3,766	59	586	(4,411)		—
Interest expense - third party	12,992	7,977	2,278	—		23,247
Interest income - affiliate	(59)	(4,352)	—	4,411		—
Interest income - third party	—	—	(261)	—		(261)
(Loss) income before income taxes	(16,699)	45,161	106,025	—	`	134,487

(Benefit) provision for income taxes	(5,972)	3,981	18,837	—		16,846
Equity in earnings of subsidiary	128,368	87,188	—	(215,556)		—
Net income	$117,641	$128,368	$87,188	$(215,556)		$117,641

Statements of Comprehensive Income

Net income	$117,641	$128,368	$87,188	$(215,556)		$117,641
Other comprehensive income:
Foreign currency translation	(9,929)	—	(9,929)	9,929		(9,929)
Commodities and foreign currency derivatives	(8,812)	(4,452)	(4,360)	8,812		(8,812)
Other comprehensive (loss) income	(18,741)	(4,452)	(14,289)	18,741		(18,741)
Comprehensive income (loss)	$98,900	$123,916	$72,899	$(196,815)		$98,900

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the year ended December 31, 2013
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$220,354	$149,251	$(369,605)		$—
Sales - third party	—	469,033	697,641	—		1,166,674
Net sales	—	689,387	846,892	(369,605)		1,166,674
Cost of sales	—	584,819	812,394	(369,605)		1,027,608
Gross profit	—	104,568	34,498	—		139,066
Research and development	—	10,437	—	—		10,437
Selling and administrative expenses	—	40,548	70,495	—		111,043
Rationalizations	—	2,732	17,424	—		20,156
Operating income	—	50,851	(53,421)	—		(2,570)

Other expense (income), net	—	(176)	1,874	—		1,698
Interest expense - affiliate	—	1,364	670	(2,034)		—
Interest expense - third party	31,294	3,029	1,714	—		36,037
Interest income - affiliate	(1,233)	(670)	(131)	2,034		—
Interest income - third party	—	—	(203)	—		(203)
(Loss) income before income taxes	(30,061)	47,304	(57,345)	—	`	(40,102)

(Benefit) provision for income taxes	(10,659)	9,111	(11,295)	—		(12,843)
Equity in earnings of subsidiary	(7,857)	(46,050)	—	53,907		—
Net income	$(27,259)	$(7,857)	$(46,050)	$53,907		$(27,259)

Statements of Comprehensive Income

Net income	$(27,259)	$(7,857)	$(46,050)	$53,907		$(27,259)
Other comprehensive income:
Foreign currency translation	(13,981)	—	(13,981)	13,981		(13,981)
Commodities and foreign currency derivatives and other	2,035	872	1,163	(2,035)		2,035
Other comprehensive income (loss)	(11,946)	872	(12,818)	11,946		(11,946)
Comprehensive (loss) income	$(39,205)	$(6,985)	$(58,868)	$65,853		$(39,205)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended December 31, 2011
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$130,522	$99,596	$(153,521)	$—	$76,597

Cash flow from investing activities:
Loan repayments from affiliates	—	75,459	152,972	(228,431)	—
Capital expenditures	—	(100,648)	(55,968)	—	(156,616)
(Payments on) proceeds from derivatives	—	13,265	1,147	—	14,412
Cash paid for acquisition	(20,510)	—	—	—	(20,510)
Other	—	—	748	—	748
Net cash provided by (used in) investing activities	(20,510)	(11,924)	98,899	(228,431)	(161,966)

Cash flow from financing activities:
(Repayments to) loans from affiliates	(79,788)	(152,972)	4,329	228,431	—
Short-term debt borrowings	—	7,510	6,506	—	14,016
Revolving Facility borrowings	—	444,000	140,000	—	584,000
Revolving Facility reductions	—	(382,000)	(100,000)	—	(482,000)
Principal payments on long term debt	—	(168)	(54)	—	(222)
Supply chain financing	—	—	4,970	—	4,970
Proceeds from exercise of stock options	2,028	—	—	—	2,028
Purchase of treasury shares	(30,940)	—	—	—	(30,940)
Revolver facility financing cost	—	(4,904)	(84)	—	(4,988)
Other	(946)	—	(457)	—	(1,403)
Net cash (used in) provided by financing activities	(109,646)	(88,534)	55,210	228,431	85,461

Net (decrease) increase in cash and cash equivalents	366	(862)	588	—	92
Effect of exchange rate changes on cash and cash equivalents	—	—	(759)	—	(759)
Cash and cash equivalents at beginning of period	—	4,365	8,731	—	13,096
Cash and cash equivalents at end of period	$366	$3,503	$8,560	$—	$12,429

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended December 31, 2012
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$44,361	$85,973	$23,066	$(52,000)	$101,400

Cash flow from investing activities:
Loan repayments from affiliates	(66,869)	158,985	—	(92,116)	—
Capital expenditures	—	(91,183)	(36,545)	—	(127,728)
(Payments on) proceeds from derivatives	—	3,166	4,406	—	7,572
Other	—	—	194	—	194
Net cash provided by (used in) investing activities	(66,869)	70,968	(31,945)	(92,116)	(119,962)

Cash flow from financing activities:
Loans repayments to affiliates	(169,656)	66,869	10,671	92,116	—
Dividends to affiliates	—	(52,000)	—	52,000	—
Short-term debt borrowings	—	(7,493)	1,755	—	(5,738)
Revolving Facility borrowings	—	292,000	133,000	—	425,000
Revolving Facility reductions	—	(454,500)	(133,000)	—	(587,500)
Proceeds from long term debt	300,000	—	—	—	300,000
Principal payments on long term debt	—	(171)	(54)	—	(225)
Supply chain financing	—	—	(2,967)	—	(2,967)
Proceeds from exercise of stock options	157	—	—	—	157
Purchase of treasury shares	(103,445)	—	—	—	(103,445)
Refinancing fees and debt issuance costs	(5,018)	(724)	(643)	—	(6,385)
Other	104	—	5,111	—	5,215
Net cash (used in) provided by financing activities	22,142	(156,019)	13,873	144,116	24,112

Net (decrease) increase in cash and cash equivalents	(366)	922	4,994	—	5,550
Effect of exchange rate changes on cash and cash equivalents	—	—	(662)	—	(662)
Cash and cash equivalents at beginning of period	366	3,503	8,560	—	12,429
Cash and cash equivalents at end of period	$—	$4,425	$12,892	$—	$17,317

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended December 31, 2013
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities:	$(13,718)	$72,111	$58,444	$—	$116,837

Cash flow from investing activities:
Loan repayments from affiliates	15,578	15,000	—	(30,578)	—
Capital expenditures	—	(52,278)	(34,066)	—	(86,344)
Insurance recoveries	—	—	1,500	—	1,500
Proceeds from derivatives (payments on)	—	437	(323)	—	114
Other	—	322	607	—	929
Net cash provided by (used in) investing activities	15,578	(36,519)	(32,282)	(30,578)	(83,801)

Cash flow from financing activities:
Loans repayments to affiliates	—	(15,578)	(15,000)	30,578	—
Short-term debt borrowings	—	(6)	(7,259)	—	(7,265)
Revolving Facility borrowings	—	75,000	91,000	—	166,000
Revolving Facility reductions	—	(94,500)	(77,000)	—	(171,500)
Principal payments on long term debt	—	(166)	(59)	—	(225)
Supply chain financing	—	—	(17,508)	—	(17,508)
Proceeds from exercise of stock options	448	—	—	—	448
Purchase of treasury shares	(1,825)	—	—	—	(1,825)
Refinancing fees and debt issuance costs	(483)	(15)	(62)	—	(560)
Other	—	—	(5,210)	—	(5,210)
Net cash (used in) provided by financing activities	(1,860)	(35,265)	(31,098)	30,578	(37,645)

Net increase (decrease) in cash and cash equivalents	—	327	(4,936)	—	(4,609)
Effect of exchange rate changes on cash and cash equivalents	—	—	(820)	—	(820)
Cash and cash equivalents at beginning of period	—	4,425	12,892	—	17,317
Cash and cash equivalents at end of period	$—	$4,752	$7,136	$—	$11,888

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2013.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Item 9B.	Other Information

Not applicable.

PART III

Items 10 to 14 (inclusive).

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 will appear in the GrafTech International Ltd. Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2014, which will be filed on April 2, 2014 pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934).
The information set forth below is provided as required by Item 10 and the listing standards of the NYSE.
The following table sets forth information with respect to our current executive officers and directors, including their ages, as of February 15, 2014. There are no family relationships between any of our executive officers.

Name	Age	Position
Joel L. Hawthorne	49	President and Chief Executive Officer
Erick R. Asmussen	47	Vice President and Chief Financial Officer
Petrus J. Barnard	64	Vice President and President, Industrial Materials
Lionel Batty	55	Vice President and President, Engineered Solutions
John D. Moran	55	Vice President and General Counsel, Secretary

Executive Officers

Joel L. Hawthorne, age 49, became Chief Executive Officer and President in January 2014. Previously, he was President, Engineered Solutions since March 2011. Mr. Hawthorne joined GrafTech as Director of Investor Relations in August 1999. In January 2001, he was appointed Director of Electrode Sales & Marketing, Americas and, in October 2005, he was appointed Director Worldwide Marketing and Americas Sales. In January 2009, he was appointed Vice President, Global Marketing & Sales for Industrial Materials with responsibility for all aspects of worldwide marketing and sales for the segment. Mr. Hawthorne holds a Bachelor of Science degree (accounting) and a Master of Science degree (business education) from the University of Akron.

Erick R. Asmussen, age 47, became Vice President and Chief Financial Officer in September 2013. Mr. Asmussen has over 20 years of corporate finance, treasury, accounting, planning and analysis, tax and corporate development experience. Since joining GrafTech in 1999 as Tax Director, he has also served as GrafTech’s Worldwide Controller and Treasurer & Director of Finance. He became Vice President of Strategy, Planning and Corporate Development in May 2005. Prior to joining GrafTech, Mr. Asmussen served as Director of Tax Planning for Corning Incorporated, Tax Manager for AT&T Corporation, and Senior Tax Consultant for Arthur Andersen LLP. Mr. Asmussen holds a Master of Science in Taxation from State University of New York at Albany and a Bachelor of Science in Accounting from Rochester Institute of Technology.

Petrus J. Barnard, age 64, became President of Industrial Materials in February 2008, and became a Vice President in April 2005. He was the President of Graphite Electrodes from April 2005 until January 2008. From April 2003 to March 2005 he served as President, Advanced Carbon Materials. He served as Executive Vice President, Graphite Power Systems, from March 2000 to March 2003. He began his career with us in 1972 when he joined our South Africa subsidiary where he served as Managing Director from 1991 to 1994. From November 1994 to September 1997, he was the Director of Operations for Europe and South Africa, based in France. In 1997 through 2000, he was the Director of Operations for the Americas. He is a graduate of University of Potchefstroom-South Africa with a B.S. Sciences degree and an MBA. He also holds a Ph.D. from Rand Afrikaans University.

Lionel Batty, age 55, was appointed President of GrafTech’s Engineered Solutions business segment in January 2014. Prior to this he was President of its Graphite Electrodes business, and from 1999 to 2011 he was Vice President of Corporate Research and Development. He has been located at the company’s headquarters in Parma, Ohio, since 1999. From 1997 to 1998 he was Applied Technology Manager - Europe for GrafTech’s electrode business, and from 1994 to 1996 he held a similar position for its specialty graphite business, both located in France. Mr. Batty began his career with GrafTech as a development engineer in 1983 at Parma, Ohio, and has held various technical and managerial positions at GrafTech locations in Clarksville, Tennessee; Sheffield, England; Notre Dame de Briançon, France; and Paris, France. He holds a BS in Chemical Engineering from Imperial College, London, and has a MBA from Sheffield Hallam University (formerly Sheffield Polytechnic), England.

John D. Moran, age 55, became Vice President and General Counsel, Secretary in April 2009. He joined GrafTech in May 2006 as Deputy General Counsel. From December 1996 to April 2006, he was employed by Corrpro Companies, Inc. serving as General Counsel, Senior Vice President & Secretary. He was in-house Counsel and Corporate Secretary for Sealy Corporation between January 1987 and December 1996. From 1984 through 1987 he was a tax accountant with Grant Thornton and became a Certified Public Accountant. He received a Bachelor of Business Administration in 1980 and Juris Doctorate in 1983 from Cleveland State University.

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

2.5.1(1)	Amendment No. 1 to Environmental Management Services and Liabilities Allocation Agreement dated as of June 4, 1992.
2.6.0(2)	Trade Name and Trademark License Agreement dated March 1, 1996 between Union Carbide Corporation and UCAR Carbon Technology Corporation.
2.7.0(1)	Employee Benefit Services and Liabilities Agreement dated January 1, 1990 between Union Carbide Corporation and UCAR Carbon Company Inc.
2.7.1(1)	Amendment to Employee Benefit Services and Liabilities Agreement dated January 15, 1991.
2.7.2(1)	Supplemental Agreement to Employee Benefit Services and Liabilities Agreement dated February 25, 1991.
2.8.0(1)	Letter Agreement dated December 31, 1990 among Union Carbide Chemicals and Plastics Company Inc., UCAR Carbon Company Inc., Union Carbide Grafito, Inc. and Union Carbide Corporation.

Exhibit Number	Description of Exhibit
3.1.0(23)	Amended and Restated Certificate of Incorporation of GrafTech International Ltd. dated November 30, 2010.
3.2.0 (31)	Amended and Restated By-Laws of GrafTech International Ltd. dated as of September 30, 2012.
4.1.0(30)	6.375% Senior Notes due 2020.
10.1.0(28)
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

10.1.1(26)
Reaffirmation Agreement dated as of October 7, 2011 among GrafTech International Ltd., GrafTech Finance Inc., GrafTech Switzerland, S.A., the Subsidiaries party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent.

10.1.2(28)
Second Amended and Restated Guarantee Agreement dated as of April 20, 2012, made by GrafTech International Ltd., GrafTech Finance Inc., and the other subsidiaries of GrafTech International Ltd. from time to time party thereto, in favor of JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein).

10.1.3(28)
European Guarantee and Luxembourg Security Agreement dated as of April 20, 2012, made by GrafTech Luxembourg I S.à.r.l., GrafTech Luxembourg II S.à.r.l. and GrafTech Switzerland S.A., in favor of JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein).

10.1.4(28)
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

10.1.7(28)	Amended and Restated Pledge Agreement dated as of March 26, 2012, by GrafTech Switzerland S.A. in favor of JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein).
10.1.8(28)	Pledge Agreement dated as of March 26, 2012, by GrafTech Luxembourg I S.à.r.l. in favor of JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein).
10.1.9(28)	Pledge Agreement dated as of March 30, 2012, by GrafTech Luxembourg II S.à.r.l. in favor of JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein).
10.1.10(21)
Amended and Restated Intellectual Property Security Agreement dated as of April 28, 2010 made by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., and the other subsidiaries of GrafTech International Ltd. from time to time party thereto, in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.

Exhibit Number	Description of Exhibit
10.1.11(21)	Swiss Security Agreement dated April 28, 2010 between GrafTech Switzerland S.A., as Assignor, and JPMorgan Chase Bank, N.A., as Assignee.
10.1.12(26)
Confirmation and Amendment Agreement dated 7 October 2011 relating to the Swiss Security Agreement dated April 28, 2010 between Graftech Switzerland SA as Assignor and JPMorgan Chase Bank, N.A. as Assignee.

10.1.13(28)
Second Confirmation and Amendment Agreement dated as of April 20, 2012, relating to the Swiss Security Agreement dated April 28, 2010 between GrafTech Switzerland S.A., as Assignor and JPMorgan Chase Bank, N.A. as Assignee.

10.1.14(21)
Form of LC Subsidiary Agreement among GrafTech Finance Inc. or GrafTech Switzerland S.A., as the Applicable Borrower, the applicable LC Subsidiary and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.1.15(31)
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

10.2.0(8)	Form of Restricted Stock Unit Agreement.
10.3.0(14)	Forms of Restricted Stock Agreement (2005 LTIP Version).
10.4.0(27)	Form of Long Term Incentive Plan Award Agreement (2010 Version).
10.4.1(27)	Form of Long Term Incentive Plan Award Agreement (2011 Version).
10.4.2(31)	Form of Long Term Incentive Plan Award Agreement (2012 Version).
10.4.3(32)	Form of Long Term Incentive Plan Award Agreement (2013 Version).
10.5.0(9)	GrafTech International Ltd. Management Stock Incentive Plan (Senior Version) as amended and restated through July 31, 2003.
10.6.0(10)	GrafTech International Ltd. Incentive Compensation Plan, effective January 1, 2003.
10.6.1(16)	Amendment No. 1 GrafTech International Ltd. Incentive Compensation Plan dated December 29, 2008.
10.7.0(11)	Form of Restricted Stock Agreement (Standard Form).
10.8.0(16)	GrafTech International Holdings Inc. Compensation Deferral Program as amended and restated (December 29, 2008).
10.9.0(27)	Amended and Restated GrafTech International Ltd. 2005 Equity Incentive Plan.
10.10.0(8)	Form of Severance Compensation Agreement for senior management (U.S. 2.99 Version).
10.10.1(16)	Form of IRS 409A Amendment to Severance Compensation Agreement for senior management (December 2008 U.S. 2.99 Version).
10.10.2(25)	Form of Severance Compensation Agreement for senior management (U.S. 2.99 Version - Revised).
10.11.0(16)	Form of IRS 409A Amendment to Severance Compensation Agreement for senior management (December 2008 International 2.99 Version).
10.12.0(14)	Form of Non-qualified Stock Option Agreement.
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

10.14.0(14)	Form of Terms and Conditions of Sale to standard contract of sale (2007 revision)
10.15.0(13)
Technology License Agreement, dated as of December 5, 2006, among GrafTech International Ltd., UCAR Carbon Company Inc., Alcan France, and Carbone Savoie (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

Exhibit Number	Description of Exhibit

10.16.0(24)	Form of Indemnification Agreement with Directors and Executive Officers.
10.17.0(18)	Executive Incentive Compensation Plan.
10.18.0(23)	Form of Senior Subordinated Promissory Note. issued pursuant to April 28, 2010 Agreements and Plans of Merger.
10.19.0(23)
Registration Rights and Stockholders’ Agreement, dated as of November 30, 2010, by and among GrafTech International Ltd. and each of the stockholders party thereto entered into pursuant to April 28, 2010 Agreements and Plans of Merger.

10.20.0(30)	Indenture, dated November 20, 2012, among GrafTech International Ltd., the Subsidiary Guarantors and U.S. Bank National Association, as Trustee.
12.1.0(32)	Computation of Ratio of Earnings to Fixed Charges.
21.1.0(32)	List of subsidiaries of GrafTech International Ltd.
23.1.0(32)	Consent of PricewaterhouseCoopers LLP.
24.1.0(32)	Powers of Attorney. (Included on Signatures pages).
31.1.0(32)	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Joel L. Hawthorne, Chief Executive Officer and President.
31.2.0(32)	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Erick R. Asmussen, Vice President and Chief Financial Officer.
32.1.0(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Joel L. Hawthorne, Chief Executive Officer and President.
32.2.0(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Erick R. Asmussen, Vice President and Chief Financial Officer.
101	INS XBRL Instance Document
101	SCH XBRL Taxonomy Extension Schema Document
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101	DEF XBRL Taxonomy Extension Definition Linkbase Document
101	LAB XBRL Taxonomy Extension Label Linkbase Document
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement of GrafTech International Ltd. and GrafTech Global Enterprises Inc. on Form S-1 (Registration No. 33-84850).

(2)	Incorporated by reference to the Quarterly Report of the registrant on Form l0-Q for the quarter ended March 31, 1996 (File No. 1-13888).

(3)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1998 (File No. 1-13888).

(4)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13888).

(5)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2001 (File No. 1-3888).

(6)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2004 (File No. 1-13888).

(7)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-13888).

(8)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2005 (File No. 1-13888).

(9)	Incorporated by reference to the Registration Statement of the registrant on Form S-3 (Registration No. 333-108039).

(10)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-13888).

(11)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on September 6, 2005 (File No. 1-13888).

(12)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13888).

(13)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2006 (File No. 1-13888).

(14)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2007 (File No. 1-13888).

(15)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-13888).

(16)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2008 (File No. 1-13888).

(17)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-13888).

(18)	Incorporated by reference to the Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders of the registrant (File No. 1-13888).

(19)	Incorporated by reference to the Annual Report of GrafTech International Ltd. on Form 10-K for the year ended December 31, 2009 (File No. 1-13888).

(20)	Incorporated by reference to Amendment No. 1 to the Annual Report of GrafTech International Ltd. on Amendment No.1 to Form 10-K for the year ended December 31, 2009 (File No. 1-13888).

(21)	Incorporated by reference to the Registration Statement of GrafTech Holdings Inc. on Form S-4 (Registration No. 167446) filed June 10, 2010.

(22)	Incorporated by reference to Amendment No. 1 to the Registration Statement of GrafTech Holdings Inc. on Form S-4 (Registration No. 167446) filed August 19, 2010.

(23)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on November 30, 2010 (File No. 1-13888).

(24)	Incorporated by reference to the Annual Report of GrafTech International Ltd. on Form 10-K for the year ended December 31, 2010 (File No. 1-13888).

(25)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 1-13888).

(26)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-13888).

(27)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2011 (File No. 1-13888).

(28)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-13888).

(29)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-13888).

(30)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on November 20, 2012 (File No. 1-13888).

(31)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2012 (File No. 1-13888).

(32)	Filed herewith.

EXHIBIT INDEX

The exhibits listed in the following table have been filed with this Report.

Exhibit Number	Description of Exhibit

10.4.3	Form of Long Term Incentive Plan Award Agreement (2012 Version)

12.1.0	Computation of Ratio of Earnings to Fixed Charges

21.1.0	List of subsidiaries of GrafTech International Ltd.

23.1.0	Consent of PricewaterhouseCoopers LLP

24.1.0	Powers of Attorney (Included on Signatures pages)

31.1.0	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Joel L. Hawthorne, President and Chief Executive Officer.

31.2.0	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Erick R. Asmussen, Vice President and Chief Financial Officer .

32.1.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Joel L. Hawthorne, President and Chief Executive Officer.

32.2.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Erick R. Asmussen, Vice President and Chief Financial Officer .

101	INS XBRL Instance Document

101	SCH XBRL Taxonomy Extension Schema Document

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF XBRL Taxonomy Extension Definition Linkbase Document

101	LAB XBRL Taxonomy Extension Label Linkbase Document

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.

February 27, 2014	By:	/s/ Joel L. Hawthorne
Joel L. Hawthorne
	Title:	President and Chief Executive Officer

	By:	/s/ Erick R. Asmussen
Erick R. Asmussen
	Title:	Vice President and Chief Financial Officer
KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Joel L. Hawthorne and Erick R. Asmussen, and each of them individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, and hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Joel L. Hawthorne	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2014
Joel L. Hawthorne
/s/ Erick R. Asmussen	Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2014
Erick R. Asmussen
/s/ Craig S. Shular	Executive Chairman of the Board of Directors	February 27, 2014
Craig S. Shular
/s/ RANDY W. CARSON	Director	February 27, 2014
Randy W. Carson
/s/ MARY B. CRANSTON	Director	February 27, 2014
Mary B. Cranston
/s/ HAROLD E. LAYMAN	Director	February 27, 2014
Harold E. Layman
/s/ FERRELL P. MCCLEAN	Director	February 27, 2014
Ferrell P. McClean
/s/ STEVEN R. SHAWLEY	Director	February 27, 2014
Steven R. Shawley