Form 10-Q
period 2014-03-31
GRAFTECH INTERNATIONAL LTD
filed 2014-04-25
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of April 15, 2014, 135,690,960 shares of common stock, par value $.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	As of December 31, 2013	As of March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$11,888	$17,324
Accounts and notes receivable, net of allowance for doubtful accounts of $6,718 as of December 31, 2013 and $8,629 as of March 31, 2014	199,566	205,685
Inventories	490,414	491,275
Prepaid expenses and other current assets	73,790	81,281
Total current assets	775,658	795,565
Property, plant and equipment	1,588,880	1,596,006
Less: accumulated depreciation	767,895	797,627
Net property, plant and equipment	820,985	798,379
Deferred income taxes	10,334	10,117
Goodwill	496,810	496,801
Other assets	114,061	108,629
Total assets	$2,217,848	$2,209,491
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115,212	$118,865
Short-term debt	1,161	168
Accrued income and other taxes	30,687	26,317
Rationalizations	18,421	10,010
Supply chain financing liability	9,455	—
Other accrued liabilities	40,939	46,335
Total current liabilities	215,875	201,695
Long-term debt	541,593	554,512
Other long-term obligations	97,947	96,740
Deferred income taxes	41,684	42,732
Contingencies – Note 12
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 225,000,000 shares authorized, 151,929,565 shares issued as of December 31, 2013 and 152,051,994 shares issued as of March 31, 2014	1,519	1,521
Additional paid-in capital	1,820,451	1,822,082
Accumulated other comprehensive loss	(292,624)	(290,552)
Retained earnings	39,625	28,108
Less: cost of common stock held in treasury, 16,341,311 shares as of December 31, 2013 and 16,287,128 shares as of March 31, 2014	(247,190)	(246,294)
Less: common stock held in employee benefit and compensation trusts, 87,206 shares as of December 31, 2013 and 89,087 shares as of March 31, 2014	(1,032)	(1,053)
Total stockholders’ equity	1,320,749	1,313,812
Total liabilities and stockholders’ equity	$2,217,848	$2,209,491
 See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2014
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$253,727	$280,791
Cost of sales	205,177	255,097
Gross profit	48,550	25,694
Research and development	3,093	2,770
Selling and administrative expenses	29,713	29,907
Rationalizations	—	86
Operating income (loss)	15,744	(7,069)

Other expense, net	550	794
Interest expense	9,008	8,999
Interest income	(64)	(58)
Income (loss) before provision for income taxes	6,250	(16,804)

Provision (benefit) for income taxes	2,040	(5,287)
Net income (loss)	$4,210	$(11,517)

Basic income (loss) per common share:
Net income (loss) per share	$0.03	$(0.08)
Weighted average common shares outstanding	134,646	135,730

Diluted income (loss) per common share:
Net income (loss) per share	$0.03	$(0.08)
Weighted average common shares outstanding	134,833	135,730

STATEMENTS OF COMPREHENSIVE INCOME
Net income (loss)	$4,210	$(11,517)
Other comprehensive income:
Foreign currency translation adjustments	(7,309)	2,387
Commodities and foreign currency derivatives and other, net of tax of ($307) and $116, respectively	3,533	(315)
Other comprehensive (loss) income, net of tax:	(3,776)	2,072
Comprehensive income (loss)	$434	$(9,445)

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2014
Cash flow from operating activities:
Net income (loss)	$4,210	$(11,517)
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	20,376	39,661
Deferred income tax provision	(1,660)	(1,222)
Post-retirement and pension plan changes	1,141	1,012
Stock-based compensation	2,366	522
Interest expense	3,433	3,645
Other charges, net	285	(1,593)
Increase in working capital*	(8,934)	(6,665)
Increase in long-term assets and liabilities	(3,218)	(1,753)
Net cash provided by operating activities	17,999	22,090
Cash flow from investing activities:
Capital expenditures	(13,156)	(21,728)
Proceeds from the sale of assets	—	1,895
Proceeds from (payments for) derivative instruments	2,181	(367)
Insurance recoveries	—	3,057
Net cash used in investing activities	(10,975)	(17,143)
Cash flow from financing activities:
Short-term debt reductions, net	(6,324)	(994)
Revolving Facility borrowings	66,000	75,000
Revolving Facility reductions	(52,500)	(65,000)
Principal payments on long-term debt	(99)	(92)
Supply chain financing	(14,304)	(9,455)
Proceeds from exercise of stock options	132	82
Purchase of treasury shares	(181)	(141)
Other	(5,647)	918
Net cash (used in) provided by financing activities	(12,923)	318
Net (decrease) increase in cash and cash equivalents	(5,899)	5,265
Effect of exchange rate changes on cash and cash equivalents	(114)	171
Cash and cash equivalents at beginning of period	17,317	11,888
Cash and cash equivalents at end of period	$11,304	$17,324

* Net change in working capital due to the following components:
Change in current assets:
Accounts and notes receivable, net	$47,767	$(5,684)
Inventories	(23,789)	955
Prepaid expenses and other current assets	(1,186)	(4,670)
(Decrease) increase in accounts payable and accruals	(36,596)	6,506
Rationalizations	—	(8,580)
Increase in interest payable	4,870	4,808
Increase in working capital	$(8,934)	$(6,665)

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
B. Basis of Presentation
The interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). December 31, 2013 financial position data included herein was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”) but does not include all disclosures required by GAAP. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the accompanying Notes, contained in the Annual Report.
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
C. New Accounting Standards
In July 2013, the Financial Accounting Standards Board ("FASB") issued guidance on Income Taxes for “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This guidance requires that financial statements reflect a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward as reduced by any unrecognized tax benefit, or a portion of an unrecognized tax benefit. The updated guidance is effective for the Company's interim and annual periods beginning after December 15, 2013. We adopted the guidance effective January 1, 2014 and its implementation did not have a material impact to our financial statements.

(2)	Rationalizations
Industrial Materials Rationalization
On October 31, 2013, we announced a global initiative to reduce our Industrial Materials segment's cost base and improve our competitive position. As part of this initiative, we will close our two highest cost graphite electrode plants, located in Brazil and South Africa, as well as a machine shop in Russia. Upon these closures, our graphite electrode capacity will be reduced by approximately 60,000 metric tons. In parallel, we adopted measures for reductions in overhead and related corporate operations. These actions in total are expected to reduce global headcount by approximately 600 people or approximately 20 percent of our global workforce. The rationalization plan is targeted to be substantially complete by the end of the second quarter of 2014.

This rationalization initiative will result in approximately $95 million of pre-tax charges, of which approximately $25 million will be cash outlays, the majority of which will be incurred in 2014, and funded through working capital improvements. The remaining $70 million are non-cash costs, which primarily reflects the accelerated depreciation of

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

assets, and will be expensed throughout the wind-down period. We incurred $61.8 million of expense related to this initiative in 2013.

Impact to 2014 financial results

In the three months ended March 31, 2014, as a result of the Industrial Materials rationalization, we incurred $0.1 million in charges for post-employment benefits (including corporate charges) in Rationalizations. As a result of the planned shut-down, certain assets in progress were written off and the estimated useful life of productive assets changed. Consequently, we incurred non-cash charges of $17.0 million of accelerated depreciation, recorded in Cost of sales. We also recorded in Cost of sales $0.3 million of other charges, including cleaning and dismantling costs, loss reserves for inventory of products. These costs were partially offset by proceeds from the sale of assets and scrap.

Engineered Solutions Rationalization

In order to optimize our Engineered Solutions platform and improve our cost structure, we initiated actions to centralize certain operations and reduce overhead. These actions are expected to reduce global headcount by approximately 40 people. The total expected cost of these actions is approximately $4.5 million, approximately $1.0 million of which will be cash outlays, the majority of which will be incurred in 2014. The remaining $3.5 million are non-cash costs, which primarily reflect the write-off of assets. We incurred $3.9 million of expense related to this initiative in 2013 and we expect the remainder to be incurred in 2014.

Impact to 2014 financial results

In the three months ended March 31, 2014, as a result of the Engineered Solutions Rationalization we incurred non-cash charges of $0.4 million for accelerated depreciation, recorded in Cost of sales.

The following table represents the roll-forward of the liability incurred for employee termination benefits and contract termination costs incurred in connection with the two initiatives described above. This liability is recorded as a current liability on the Consolidated Balance Sheet.

(dollars in thousands)
Balance as of December 31, 2013	$18,421
Charges incurred	123
Change in estimates	(37)
Payments and settlements	(8,665)
Effect of change in currency exchange rates	168
Balance as of March 31, 2014	$10,010

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Charges incurred related to these plans for the year ended March 31, 2014 are as follows:

	For the Three Months Ended March 31, 2014
	Industrial Materials Segment	Engineered Solutions Segment	Total
	(dollars in thousands)
Accelerated depreciation (recorded in Cost of sales)	17,020	413	17,433
Other (recorded in Cost of sales)	321	—	321
Other (recorded Selling and administrative)	25	(10)	15
Severance and related costs (recorded in Rationalizations)	114	(28)	86
Total rationalization and related charges	$17,480	$375	$17,855

(3)	Stock-Based Compensation
For the three months ended March 31, 2013 and 2014, we recognized stock-based compensation expense of $2.4 million and $0.5 million, respectively. A majority of the expense, $2.1 million and $0.5 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statements of Operations, with the remaining expenses recorded as cost of sales and research and development.
As of March 31, 2014, the total compensation cost related to non-vested restricted stock, performance shares and stock options not yet recognized was $15.1 million, which will be recognized over the weighted average life of 1.7 years.
Restricted Stock and Performance Shares
Restricted stock and performance share awards activity under the plans for the three months ended March 31, 2014 was:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested as of January 1, 2014	1,633,491	$10.98
Granted	136,600	10.33
Vested	(48,049)	15.16
Forfeited/canceled/expired	(525,337)	9.61
Outstanding as of March 31, 2014	1,196,705	11.34

Stock Options
Stock option activity under the plans for the three months ended March 31, 2014 was:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of January 1, 2014	1,916,718	$12.47
Granted	67,800	10.33
Forfeited/canceled/expired	(49,203)	12.11
Exercised	15,000	5.46
Outstanding as of March 31, 2014	1,950,315	12.46

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	Earnings per Share
The following table shows the information used in the calculation of our share counts for basic and diluted earnings per share:

	For the Three Months Ended
	March 31,
	2013	2014
Weighted average common shares outstanding for basic calculation	134,645,729	135,729,809
Add: Effect of stock options and restricted stock	186,829	—
Weighted average common shares outstanding for diluted calculation	134,832,558	135,729,809
Basic earnings per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of stock options covering 1,594,615 shares in the three months ended March 31, 2013, and 1,131,088 shares in the three months ended March 31, 2014, as the exercise prices were greater than the weighted average market price of our common stock for the applicable period.

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
The following tables summarize financial information concerning our reportable segments:

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2014
	(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$208,777	$218,776
Engineered Solutions	44,950	62,015
Total net sales	$253,727	$280,791
Segment operating income:
Industrial Materials	$16,078	$(9,423)
Engineered Solutions	(334)	2,354
Total segment operating income (loss)	$15,744	$(7,069)

Reconciliation of segment operating income to income before provision for income taxes
Other expense, net	550	794
Interest expense	9,008	8,999
Interest income	(64)	(58)
Income (loss) before provision for income taxes	$6,250	$(16,804)

(6)	Benefit Plans
The components of our consolidated net pension costs are set forth in the following table:

	For the Three Months Ended
	March 31,
	2013	2014
	(Dollars in thousands)
Service cost	$489	$473
Interest cost	1,985	2,169
Expected return on plan assets	(1,706)	(1,938)
Amortization of prior service cost	6	1
Net cost	$774	$705

The components of our consolidated net postretirement costs are set forth in the following table:

	For the Three Months Ended
	March 31,
	2013	2014
	(Dollars in thousands)
Service cost	$28	$19
Interest cost	331	352
Amortization of prior service benefit	(50)	(47)
Net cost	$309	$324

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
Our annual impairment test of goodwill was performed as of December 31, 2013. The estimated fair values of our reporting units were based on discounted cash flow models derived from internal earnings forecasts and assumptions. The assumptions and estimates used in these valuations incorporated the current and expected economic environment. Our model was based on our internally developed forecast and based on these valuations, the fair value substantially exceeded our net asset value. In addition to the quantitative analysis, we qualitatively assessed our reporting units and we believe that the quantitative analysis supporting the fair value in excess of the carrying value is appropriate. However, a further deterioration in the global economic environments or in any of the input assumptions in our calculation could adversely affect the fair value of our reporting units and result in an impairment of some or all of the goodwill on the balance sheet.
The changes in the carrying value of goodwill during the three months ended March 31, 2014 are as follows:

Total
(Dollars in Thousands)
Balance as of December 31, 2013	$496,810
Currency translation effect	(9)
Balance as of March 31, 2014	$496,801
The following table summarizes acquired intangible assets with determinable useful lives by major category as of December 31, 2013 and March 31, 2014:

	As of December 31, 2013			As of March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
Trade name	7,900	(3,944)	3,956	7,900	(4,163)	3,737
Technological know-how	43,349	(18,582)	24,767	43,349	(20,089)	23,260
Customer –related intangible	110,798	(44,664)	66,134	110,798	(47,691)	63,107
Total finite-lived intangible assets	$162,047	$(67,190)	$94,857	$162,047	$(71,943)	$90,104
Amortization expense of acquired intangible assets was $5.2 million and $4.8 million in the three months ended March 31, 2013 and March 31, 2014, respectively. Estimated amortization expense will approximate $14.3 million in the remainder of 2014, $17.3 million in 2015, $13.2 million in 2016, $14.4 million in 2017 and $10.7 million in 2018.

(8)	Long-Term Debt and Liquidity
The following table presents our long-term debt:

	As of December 31, 2013	As of March 31, 2014
	(Dollars in thousands)
Revolving Facility	$64,000	$74,000
Senior Notes	300,000	300,000
Senior Subordinated Notes	175,675	178,672
Other Debt	1,918	1,840
Total	$541,593	$554,512

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of long-term debt, which was determined using Level 2 inputs, was $549.8 million, versus a book value of $541.6 million as of December 31, 2013. As of March 31, 2014, the fair value of our long-term debt was $566.4 million versus a book value of $554.5 million.
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
The interest rate applicable to the Revolving Facility is, at GrafTech’s option, either LIBOR plus a margin ranging from 1.5% to 2.25% (depending on our total net leverage ratio) or, in the case of dollar denominated loans, the alternate base rate plus a margin ranging from 0.50% to 1.25% (depending upon such ratio). The alternate base rate is the highest of (i) the prime rate announced by JPMorgan Chase Bank, N.A., (ii) the federal fund effective rate plus one-half of 1.0% and (iii) the London interbank offering rate (as adjusted) for a one-month period plus 1.0%. The borrowers pay a per annum fee ranging from 0.25% to 0.40% (depending on our total leverage ratio) on the undrawn portion of the commitments under the Revolving Facility.
The financial covenants require us to maintain a minimum cash interest coverage ratio of 3.00 to 1.00 and a maximum senior secured leverage ratio of 2.25 to 1.00, subject to adjustment for certain events. As of March 31, 2014, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable.
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
Senior Subordinated Notes
On November 30, 2010, in connection with our acquisitions of Seadrift Coke L.P. and C/G Electrodes LLC, we issued Senior Subordinated Notes for an aggregate face amount of $200 million. These Senior Subordinated Notes are non-interest bearing and mature in 2015. Because these notes are non-interest bearing, we were required to record them at their present value (determined using an interest rate of 7%). The difference between the face amount of the notes and their present value is recorded as debt discount. The debt discount is amortized to income using the interest method, over the life of the notes. The loan balance, net of unamortized discount, was $175.7 million as of December 31, 2013 and $178.7 million as of March 31, 2014.

(9)	Inventories
Inventories are comprised of the following:

	As of December 31, 2013	As of March 31, 2014
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$184,420	$174,255
Work in process	245,160	251,485
Finished goods	78,446	83,426
	508,026	509,166
Reserves	(17,612)	(17,891)
Total	$490,414	$491,275

(10) Interest Expense
The following table presents an analysis of interest expense:

	For the Three Months Ended
	March 31,
	2013	2014
	(Dollars in thousands)

Interest incurred on debt	$5,449	$5,322
Amortization of discount on Senior Subordinated Notes	2,801	2,997
Amortization of debt issuance costs	555	633
Supply Chain Financing mark-up	203	47
Total interest expense	$9,008	$8,999
Interest Rates

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Revolving Facility had an effective interest rate of 2.42% and 2.40% as of December 31, 2013 and March 31, 2014, respectively. The Senior Subordinated Notes have an implied interest rate of 7.00%. The Senior Notes have a fixed interest rate of 6.375%.

(11)	Supply Chain Financing

We have a supply chain financing arrangement with a financing party. Under this arrangement, we essentially assign our rights to purchase needle coke from a supplier to the financing party. The financing party purchases the product from a supplier under the supplier's standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment to the financing party for this needle coke includes a mark-up (the “Mark-Up”). The Mark-Up is a premium expressed as a percentage of the purchase price. The Mark-Up is subject to quarterly reviews. This arrangement helps us to maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. Based on the terms of the arrangement, the total amount that we owe to the financing party can not exceed $49.3 million at any point in time.
We record the inventory once title and risk of loss transfers from the supplier to the financing party. We record our liability to the financing party as an accrued liability. Our liability under this arrangement was $9.5 million as of December 31, 2013. We recognized Mark-Up of $0.2 million as interest expense in the three months ended March 31, 2013. We had minimal borrowings under this arrangement during the three months ended March 31, 2014 and as such, we incurred negligible Mark-Up.

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
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the three months ended March 31, 2014, are presented below (dollars in thousands):

Balance as of December 31, 2013	$1,050
Product warranty adjustments	(452)
Payments and settlements	(78)
Balance as of March 31, 2014	$520

(13)	Income Taxes
We compute and apply to ordinary income an estimated annual effective tax rate on a quarterly basis based on current and forecasted business levels and activities, including the mix of domestic and foreign results and enacted tax laws. The estimated annual effective tax rate is updated quarterly based on actual results and updated operating forecasts. Ordinary income refers to income (loss) before income tax expense excluding significant, unusual, or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs as a discrete item of tax. These items may include the cumulative effect of changes in tax laws or rates, impairment charges, adjustments to prior period uncertain tax positions, or adjustments to our valuation allowance due to changes in judgment of the realizability of deferred tax assets. We assess this approach each quarter to determine if there are any mitigating circumstances where a discrete tax rate computation would be more appropriate.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the provision for income taxes for the three months ended March 31, 2013 and March 31, 2014:

	For the Three Months Ended
	March 31,
	2013	2014
	(Dollars in thousands)
Tax expense (benefit)	$2,040	$(5,287)
Pretax income (loss)	$6,250	$(16,804)
Effective tax rates	32.6%	31.5%

The provision for income taxes for the three months ended March 31, 2014 reflects a discrete period effective tax rate applied to ordinary income of 31.5%. The annual effective tax rate computed for the three months ended March 31, 2013 was 32.6%. These rates differ from the statutory rate of 35% due to jurisdictional mix. Discrete items of tax included in the three month periods ended March 31, 2013 and 2014 were not material.

A discrete period calculation was used to report the tax provision for the first three months of 2014 rather than an estimated annual effective tax rate because the estimated range of forecasted annual profit before tax produces significant variability and makes it difficult to reasonably estimate the annual effective tax rate. We are expected to be at a near break-even level of forecasted income for the year. However, due to the $17.9 million million of rationalization and related charges for the quarter relating to the global initiative announced on October 31, 2013 to reduce our Industrial Materials’ cost base and improve our competitive position, we incurred a loss for the quarter. The rationalization plan is targeted to be substantially complete by the end of the second quarter of 2014, after which time we expect to return to overall profitability in the second half of the year. See Note 2 for more information on Rationalizations.

As of March 31, 2014, we had unrecognized tax benefits of $4.7 million, which, if recognized, would have a favorable impact on our effective tax rate. It is reasonably possible that a reduction of unrecognized tax benefits of $2.5 million may occur within 12 months due to the expiration of statutes of limitation.

During the three months ended March 31, 2014, we settled our audits with the U.S. federal tax authorities for the tax years ended 2008 and 2010-2011 reducing our unrecognized tax benefits by $2.7 million, of which $0.3 million had a favorable impact on our effective tax rate.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. All U.S. federal tax years prior to 2012 are generally closed by statute or have been audited and settled with the applicable domestic tax authorities. All other jurisdictions are still open to examination beginning after 2008.

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
Foreign currency derivatives
We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures such as foreign currency denominated debt, sales, receivables, payables, and purchases. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. There was no ineffectiveness on these contracts designated as hedging instruments during the three months ended March 31, 2013 and 2014.
In 2013 and 2014, we entered into foreign forward currency derivatives denominated in the Mexican peso, South African rand, Brazilian real, euro and Japanese yen. These derivatives were entered into to protect the risk that the eventual cash flows resulting from such transactions may be adversely affected by changes in exchange rates between the US dollar and the Mexican peso, South African rand, Brazilian real, euro and Japanese yen. As of March 31, 2014, we had outstanding Mexican peso, South African rand, Brazilian real, euro, and Japanese yen currency contracts with aggregate notional amounts of $151.0 million. The foreign currency derivatives outstanding as of March 31, 2014 have several maturity dates ranging from April 2014 to December 2014.
Commodity derivative contracts
We periodically enter into derivative contracts for certain refined oil products and natural gas. These contracts are entered into to protect against the risk that eventual cash flows related to these products may be adversely affected by future changes in prices. There was no ineffectiveness on these contracts during the three months ended March 31, 2014. As of March 31, 2014, we had outstanding derivative swap contracts for refined oil products with aggregate notional amounts of $23.2 million. These contracts have maturity dates ranging from April 2014 to June 2014.
Net Investment Hedges
We use certain intercompany debt to hedge a portion of our net investment in our foreign operations against currency exposure (net investment hedge). Intercompany debt designated in foreign currency and designated as a non-derivative net investment hedging instrument was $25.2 million and $18.6 million as of December 31, 2013 and March 31, 2014, respectively. Within our currency translation adjustment portion of other comprehensive income, we recorded a gain of $1.6 million in three months ended March 31, 2013 and a gain of $0.1 million in the three months ended March 31, 2014 resulting from these net investment hedges.
The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. The following tables present the fair values of our derivatives and their respective balance sheet locations as of December 31, 2013 and March 31, 2014:

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2013	(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$772	Other payables	$1,185
Commodity derivative contracts	Other current assets	834	Other current liabilities	—
Total fair value		$1,606		$1,185

As of March 31, 2014
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$621	Other payables	$796
Commodity derivative contracts	Other current assets	27	Other current liabilities	—
Total fair value		$648		$796

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2013	(Dollars in Thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Other receivables	$328	Other payables	$24
Total fair value		$328		$24

As of March 31, 2014
Derivatives not designated as hedges:
Foreign currency derivatives	Other receivables	$254	Other payables	$221
Total fair value		$254		$221
The location and amount of realized (gains) losses on derivatives are recognized in the Statements of Operations when the hedged item impacts earnings and are as follows for the three months ended March 31, 2013 and 2014:

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Amount of (Gain)/Loss Recognized (Effective Portion)
Three Months Ended March 31,	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	2013	2014
		(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives, excluding tax of ($9) and ($4), respectively	Cost of goods sold/Other expense / (income) / Revenue	$94	$301
Commodity forward derivatives, excluding tax of $116 and ($190), respectively.	Cost of goods sold / Revenue	$(323)	$529

		Amount of (Gain)/Loss Recognized
Three Months Ended March 31,	Location of (Gain)/Loss Recognized in the Consolidated Statement of Operations	2013	2014
		(Dollars in thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Cost of goods sold/Other expense (income)	$(1,782)	$(191)
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

    The following tables set forth condensed consolidating balance sheets as of December 31, 2013 and March 31, 2014 and condensed consolidating statements of operations and comprehensive income for the three months ended March 31, 2013 and 2014 and condensed consolidating statements of cash flows for the three months ended March 31, 2013 and 2014 of the Parent, Guarantors and the Non-Guarantors.

Amounts presented in comprehensive income for the three months ended March 31, 2013 have been revised.  Previously the Company did not present comprehensive income of subsidiaries in the guarantor column. This amount has been revised to present $5,195 in comprehensive income for the guarantor.

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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of March 31, 2014
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$5,782	$11,542	$—	$17,324
Accounts receivable - affiliates	43,730	25,271	23,489	(92,490)	—
Accounts receivable - trade	—	57,341	148,344	—	205,685
Inventories	—	182,594	308,681	—	491,275
Prepaid and other current assets	—	25,118	56,163	—	81,281
Total current assets	43,730	296,106	548,219	(92,490)	795,565

Investment in affiliates	1,706,171	809,466	—	(2,515,637)	—
Property, plant and equipment	—	537,165	261,214	—	798,379
Deferred income taxes	—	—	10,117	—	10,117
Goodwill	—	293,162	203,639	—	496,801
Notes receivable - affiliate	52,445	7,413		(59,858)	—
Other assets	4,600	50,306	53,723	—	108,629
Total assets	$1,806,946	$1,993,618	$1,076,912	$(2,667,985)	$2,209,491

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - affiliate	—	67,470	25,020	(92,490)	—
Accounts payable - trade	17	47,017	71,831	—	118,865
Short-term debt	—	154	14	—	168
Accrued income and other taxes	600	—	25,717	—	26,317
Rationalizations		1,314	8,696		10,010
Other accrued liabilities	7,225	13,231	25,879	—	46,335
Total current liabilities	7,842	129,186	157,157	(92,490)	201,695

Long-term debt - affiliate	—	52,445	7,413	(59,858)	—
Long-term debt - third party	478,672	34,492	41,348	—	554,512
Other long-term obligations	—	65,300	31,440	—	96,740
Deferred income taxes	6,620	6,024	30,088	—	42,732
Stockholders' equity	1,313,812	1,706,171	809,466	(2,515,637)	1,313,812
Total liabilities and stockholders' equity	$1,806,946	$1,993,618	$1,076,912	$(2,667,985)	$2,209,491

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended March 31, 2013
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$45,267	$36,152	$(81,419)		$—
Sales - third party	—	98,196	155,531	—		253,727
Net sales	—	143,463	191,683	(81,419)		253,727
Cost of sales	—	122,826	163,770	(81,419)		205,177
Gross profit	—	20,637	27,913	—		48,550
Research and development	—	3,093	—	—		3,093
Selling and administrative expenses	—	12,494	17,219	—		29,713
Operating income	—	5,050	10,694	—		15,744

Other expense, net	—	43	507	—		550
Interest expense - affiliate	—	399	188	(587)		—
Interest expense - third party	7,745	805	458	—		9,008
Interest income - affiliate	(364)	(188)	(35)	587		—
Interest income - third party	—	—	(64)	—		(64)
(Loss) income before income taxes	(7,381)	3,991	9,640	—	`	6,250

(Benefit) provision for income taxes	(2,620)	1,443	3,217	—		2,040
Equity in earnings of subsidiary	8,971	6,423	—	(15,394)		—
Net income (loss)	$4,210	$8,971	$6,423	$(15,394)		$4,210

Statements of Comprehensive Income

Net income (loss)	$4,210	$8,971	$6,423	$(15,394)		$4,210
Other comprehensive (loss) income	(3,776)	(3,776)	(4,351)	8,127		(3,776)
Comprehensive (loss) income	$434	$5,195	$2,072	$(7,267)		$434

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended March 31, 2014
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$70,357	$35,207	$(105,564)		$—
Sales - third party	—	111,124	169,667	—		280,791
Net sales	—	181,481	204,874	(105,564)		280,791
Cost of sales	—	157,029	203,632	(105,564)		255,097
Gross profit	—	24,452	1,242	—		25,694
Research and development	—	2,770	—	—		2,770
Selling and administrative expenses	—	9,867	20,040	—		29,907
Rationalizations	—	36	50	—		86
Operating income (loss)	—	11,779	(18,848)	—		(7,069)

Other expense (income), net	—	824	(30)	—		794
Interest expense - affiliate	—	226	—	(226)		—
Interest expense - third party	7,952	740	307	—		8,999
Interest income - affiliate	(226)	—	—	226		—
Interest income - third party	—	—	(58)	—		(58)
(Loss) income before income taxes	(7,726)	9,989	(19,067)	—	`	(16,804)

(Benefit) provision for income taxes	(2,781)	4,552	(7,058)	—		(5,287)
Equity in losses of subsidiary	(6,572)	(12,009)	—	18,581		—
Net (loss) income	$(11,517)	$(6,572)	$(12,009)	$18,581		$(11,517)

Statements of Comprehensive Income

Net income (loss)	$(11,517)	$(6,572)	$(12,009)	$18,581		$(11,517)
Other comprehensive income (loss)	2,072	2,072	2,477	(4,549)		2,072
Comprehensive (loss) income	$(9,445)	$(4,500)	$(9,532)	$14,032		$(9,445)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2013
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by operating activities:	$455	$14,863	$2,681	$—	$17,999

Cash flow from investing activities:
(Loans to) repayments from affiliates	(60)	—	—	60	—
Capital expenditures	—	(10,003)	(3,153)	—	(13,156)
Proceeds from derivative instruments	—	495	1,686	—	2,181
Net cash (used in) provided by investing activities	(60)	(9,508)	(1,467)	60	(10,975)

Cash flow from financing activities:
Loans from (repayments to) affiliates	—	60	—	(60)	—
Short-term debt borrowings	—	2	(6,326)	—	(6,324)
Revolving Facility borrowings	—	26,000	40,000	—	66,000
Revolving Facility reductions	—	(32,500)	(20,000)	—	(52,500)
Principal payments on long term debt	—	(44)	(55)	—	(99)
Supply chain financing	—	—	(14,304)	—	(14,304)
Proceeds from exercise of stock options	132	—	—	—	132
Purchase of treasury shares	(181)	—	—	—	(181)
Other	(346)	(15)	(5,286)	—	(5,647)
Net cash used in financing activities	(395)	(6,497)	(5,971)	(60)	(12,923)

Net (decrease) increase in cash and cash equivalents	—	(1,142)	(4,757)	—	(5,899)
Effect of exchange rate changes on cash and cash equivalents	—	—	(114)	—	(114)
Cash and cash equivalents at beginning of period	—	4,425	12,892	—	17,317
Cash and cash equivalents at end of period	$—	$3,283	$8,021	$—	$11,304

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2014
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$496	$31,748	$(10,154)	$—	$22,090

Cash flow from investing activities:
Loans to affiliates	(1,355)	—	—	1,355	—
Capital expenditures	—	(16,486)	(5,242)	—	(21,728)
Payments for derivatives	—	(258)	(109)	—	(367)
Proceeds from sale of assets	—	714	1,181	—	1,895
Insurance recoveries	—	—	3,057	—	3,057
Net cash (used in) provided by investing activities	(1,355)	(16,030)	(1,113)	1,355	(17,143)

Cash flow from financing activities:
Repayments to affiliates	—	1,355	—	(1,355)	—
Short-term debt borrowings	—	(11)	(983)	—	(994)
Revolving Facility borrowings	—	30,000	45,000	—	75,000
Revolving Facility reductions	—	(46,000)	(19,000)	—	(65,000)
Principal payments on long term debt	—	(32)	(60)	—	(92)
Supply chain financing	—	—	(9,455)	—	(9,455)
Proceeds from exercise of stock options	82	—	—	—	82
Purchase of treasury shares	(141)	—	—	—	(141)
Other	918	—	—	—	918
Net cash provided by (used in) financing activities	859	(14,688)	15,502	(1,355)	318

Net increase in cash and cash equivalents	—	1,030	4,235	—	5,265
Effect of exchange rate changes on cash and cash equivalents	—	—	171	—	171
Cash and cash equivalents at beginning of period	—	4,752	7,136	—	11,888
Cash and cash equivalents at end of period	$—	$5,782	$11,542	$—	$17,324

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(16)	Subsequent Events
On April 23, 2014, GrafTech and certain of its subsidiaries, entered into an Amended and Restated Credit Agreement that provides for, among other things, a five-year tenor, reduced borrowing spreads and greater financial flexibility. This amended facility has a borrowing capacity of $470 million and matures in April 2019.
As a result of the refinancing, we expect to incur approximately $0.3 million of accelerated amortization charges related to debt issuance costs associated with the previous arrangement. These charges will be recognized as non-cash interest expense in the second quarter of 2014. Debt issuance costs associated with the new facility will be amortized over the life of the agreement.
As of March 31, 2014, we had $206 million of unused borrowing capacity under the the previous arrangement(after considering financial covenants restrictions and the outstanding letters of credit of approximately $9.2 million). Had this Amended and Restated Credit Agreement been in place as of March 31, 2014, we would have had $332 million of unused borrowing capacity (after considering financial covenants restrictions and the outstanding letters of credit of approximately $9.2 million).
The interest rate applicable to the Amended and Restated Credit Facility is, at GrafTech’s option, either LIBOR plus a margin ranging from 1.25% to 2.00% (depending on our total net leverage ratio) or, in the case of dollar denominated loans, the alternate base rate plus a margin ranging from 0.25% to 1.00% (depending upon such ratio). The alternate base rate is the highest of (i) the prime rate announced by JPMorgan Chase Bank, N.A., (ii) the federal fund effective rate plus one-half of 1.0% and (iii) the London interbank offering rate (as adjusted) for a one-month period plus 1.0%. The borrowers pay a per annum fee ranging from 0.20% to 0.35% (depending on our total leverage ratio) on the undrawn portion of the commitments under the Revolving Facility.
The new financial covenants require us to maintain a minimum cash interest coverage ratio of 2.50 to 1.00 and a maximum senior secured leverage ratio of 3.00 to 1.00, subject to adjustment for certain events.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

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
For a more complete discussion of these and other factors, see “Risk Factors,” in Part I, Item 1A of our 2013 Annual Report on Form 10-K.

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
In its April 8, 2014 report, the International Monetary Fund (IMF) updated its expectation for global GDP growth to 3.6 percent, a slight downward revision from its previous estimate of 3.7 percent growth but an improvement from the 3.0 percent growth estimated for 2013. The IMF cited that advanced economies will drive much of the growth in 2014 while emerging economies will face increased financial volatility that will likely experience decelerated growth rates.
The World Steel Association released an updated forecast for apparent steel use on April 9, 2014 in which it projects that global steel consumption, excluding China, will grow by 3.1 percent in 2014. While emerging economic growth rates have moderated, the forecast indicates positive growth in developed economies including North America and the European Union, both regions which had negative growth rates in 2013. GrafTech's global steel customers remain cautiously optimistic as trends indicate continuing growth for the remainder of this year.
Our expectations for 2014 are as follows:

•	EBITDA* targeted in the range of $150 million to $180 million;

•	Overhead expense (selling and administrative and research and development) of approximately $125 million to $130 million;

•	Interest expense of approximately $37 million;

•	Capital expenditures in the range of $100 million to $110 million;

•	Depreciation and amortization expense of approximately $90 million;

•	An effective tax rate of approximately 45 percent (previous guidance was approximately 40 percent); and

•	Cash flow from operations in the range of $150 million to $180 million (previous guidance was $130 million to $160 million).

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Full Year Target
2014

EBITDA	$150,000 - $180,000
Adjustments
Depreciation and amortization	$(90,000)
Rationalization related depreciation	(25,000)
Rationalizations	(300)
Rationalizations - other related charges	(4,000)
Operating income	30,700 - 60,700
Other (expense) income, net	(3,000)
Interest expense	(37,000)
Interest income	—
Income taxes	(5,000) - (11,000)
Net (loss) income	$(14,300) - $9,700

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Three Months Ended March 31, 2013 as Compared to Three Months Ended March 31, 2014.
The tables presented in our period-over-period comparisons summarize our consolidated statements of operations and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the three months ended March 31, 2013 and March 31, 2014. Throughout our MD&A, changes that are less than 5% or less than $1.0 million, may be deemed not meaningful and are generally excluded from the discussion.

	For the Three Months Ended
	March 31,		Increase	%
(in thousands, except per share data and % change)	2013	2014	(Decrease)	Change
Net sales	$253,727	$280,791	$27,064	11%
Cost of sales	205,177	255,097	49,920	24%
Gross profit	48,550	25,694	(22,856)	(47)%
Research and development	3,093	2,770	(323)	(10)%
Selling and administrative expenses	29,713	29,907	194	1%
Rationalizations	—	86	86	N/A
Operating income	15,744	(7,069)	(22,813)	(145)%
Other expense, net	550	794	244	44%
Interest expense	9,008	8,999	(9)	—%
Interest income	(64)	(58)	6	(9)%
Income before provision for income taxes	6,250	(16,804)	(23,054)	(369)%
Provision for (benefit from) income taxes	2,040	(5,287)	(7,327)	(359)%
Net income (loss)	$4,210	$(11,517)	$(15,727)	(374)%
Basic income (loss) per common share:	$0.03	$(0.08)	$(0.11)
Diluted income (loss) per common share:	$0.03	$(0.08)	$(0.11)
Net sales, by reportable segment for the three months ended March 31, 2013 and March 31, 2014 were:

	For the Three Months Ended March 31,			%
(in thousands, except per % change)	2013	2014	Increase	Change
Industrial Materials	$208,777	$218,776	$9,999	5%
Engineered Solutions	44,950	62,015	17,065	38%
Total net sales	$253,727	$280,791	$27,064	11%
An analysis of the components of change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	22%	(18)%	1%	5%
Engineered Solutions	30%	8%	—%	38%
Net sales. Net sales for our Industrial Materials segment increased by $10.0 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Volumes in our Industrial Materials segment increased 22% in total, driven primarily by graphite electrode and refractory products volumes. These volume increases were partially offset by a deterioration in the selling price of electrodes in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The weighted average selling price, excluding currency impacts, of electrodes in the three months ended March 31, 2014 decreased approximately 19% compared to the three months ended March 31, 2013. Although we shipped more needle coke in the three months ended March 31, 2014 compared

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

to the three months ended March 31, 2013, needle coke revenue declined as we utilized a greater percentage of needle coke internally than in the prior year. Additionally, needle coke sold to third-parties experienced price declines in the three months ended March 31, 2014. Favorable foreign currency adjustments impacted net sales by $1.1 million in the three months ended March 31, 2014, compared to the same period of 2013.
Net sales for our Engineered Solutions segment increased $17.1 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in revenue was primarily driven by new product sales of high temperature furnace systems and other products serving industrial sectors and thermal solutions serving the advanced consumer electronics market. Specifically, sales of our advanced graphite materials products increased $12.0 million compared to the three months ended March 31, 2013. At the same time, our advanced electronics technologies sales continued to rise, due to volume improvements compared to the three months ended March 31, 2013.
Cost of sales. For the three months ended March 31, 2014, we experienced increases in cost of sales of $49.9 million compared to the three months ended March 31, 2013. Excluding rationalization related charges (primarily accelerated depreciation) of $17.8 million, the increase in cost of sales was $32.1 million. This increase was primarily driven by costs associated with higher graphite electrode volumes, which accounted for $23.5 million of the increase. Additionally, higher advanced graphite materials and consumer electronic volumes accounted for $13.5 million of the increase in cost. Partially offsetting these cost increases were lower variable manufacturing costs of $6.2 million in graphite electrodes and $3.6 million of insurance recovery proceeds recorded in the three months ended March 31, 2014.
Segment operating income (loss). Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the three months ended March 31, 2013 and March 31, 2014:

	For the Three Months Ended
	March 31,
	2013	2014
	(Dollars in thousands)
Industrial Materials	$16,078	$(9,423)
Engineered Solutions	(334)	2,354
Total segment operating income (loss)	$15,744	$(7,069)
The percentage relationship of cost of operations to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	For the Three Months Ended
	March 31,
	(Percentage of sales)
	2013	2014	Change
Industrial Materials	92%	104%	12%
Engineered Solutions	101%	96%	(5)%
Segment operating costs and expenses as a percentage of sales for Industrial Materials increased to 104% for the three months ended March 31, 2014, compared to 92% for the three months ended March 31, 2013. Excluding rationalization and related charges of $17.5 million, operating expenses as a percentage of sales for the three months ended March 31, 2014 were 96%, a 4% increase from the three months ended March 31, 2013. This increase is due primarily to margin contraction caused by decreased pricing, particularly related to graphite electrodes and needle coke products.
 Segment operating costs and expenses as a percentage of sales for Engineered Solutions improved from 101% for the three months ended March 31, 2013 to 96% for the three months ended March 31, 2014 due to favorable margins in our advanced graphite materials. Additionally, during the three months ended March 31, 2013, we incurred start-up costs associated with investments to support further growth.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

 Provision for income taxes. The following table summarizes the expense for income taxes for the three months ended March 31, 2013 and March 31, 2014:

	For the Three Months Ended
	March 31,
	2013	2014
	(Dollars in thousands)
Tax expense (benefit)	$2,040	$(5,287)
Pretax income (loss)	$6,250	$(16,804)
Effective tax rates	32.6%	31.5%

The quarterly income tax provision is ordinarily comprised of tax on ordinary income using the estimated annual effective tax rate, adjusted for the effect of discrete items. At March 31, 2014, the Company’s expected level of near break-even forecasted income for the year produces significant variability in the annual effective tax rate, and a tax benefit that would significantly exceed year-to-date pretax loss. Accordingly, the income tax benefit recognized in the first quarter is the amount of tax benefit associated with actual results generated for the three month period ended March 31, 2014. See Note 13 for more information on income taxes.
The provision for income taxes for the three months ended March 31, 2014 reflects a discrete period effective tax rate applied to ordinary income of 31.5%. The annual effective tax rate computed for the three months ended March 31, 2013 was 32.6%. These rates differ from the statutory rate of 35% due to jurisdictional mix. Discrete items of tax included in the three month periods ended March 31, 2013 and 2014 were not material.

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
For net sales of Industrial Materials, the impact of changes in the average exchange rates of other currencies against the U.S. dollar for the three months ended March 31, 2014 was an increase of $1.1 million compared to the same period of 2013. The impact of the exchange rate changes on cost of sales of Industrial Materials for the three months ended March 31, 2014 was a decrease of $0.7 million compared to the same period of 2013. Changes in currency exchange rates had no material impact on net sales or cost of sales for Engineered Solutions for the three months ended March 31, 2014, compared to the same period for 2013.
As part of our cash management, we also have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Operations.
The remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities resulted in no gain or loss in the three months ended March 31, 2013, compared to a gain of $0.1 million in the three months ended March 31, 2014.
We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by currency exchange rate changes, as described under “Part I, Item 3–Quantitative and Qualitative Disclosures about Market Risk”.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

 Liquidity and Capital Resources
We believe that we have adequate liquidity to meet all of our present needs. Disruptions in the U.S. and international financial markets, however, could adversely affect our liquidity and the cost and availability of financing to us in the future. As of March 31, 2014 we had cash and cash equivalents of $17.3 million, long-term debt of $554.5 million, short-term debt of $0.2 million and stockholder’s equity of $1,314 million. We also had $206 million of unused borrowing capacity under the Revolving Facility (after considering financial covenants restrictions and outstanding letters of credit of approximately $9.2 million). As a part of our cash management activities, we manage accounts receivable credit risk, collections, and accounts payable vendor terms to maximize our free cash at any given time and minimize accounts receivable losses.
Our sources of funds have consisted principally of cash flow from operations and debt including our Revolving Facility. Our uses of those funds (other than for operations) have consisted principally of capital expenditures, the repurchase of common shares outstanding, cash paid for acquisitions and associated expenses and debt reduction payments and other obligations.
We have a supply chain financing arrangement with a financing party that provides additional working capital liquidity of up to $49.3 million. Under this arrangement, we essentially assigned our rights to purchase needle coke from a third-party supplier to the financing party. The financing party purchases the product from our supplier under the supplier's standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment to the financing party for this needle coke includes a mark-up (the “Mark-Up”). The Mark-Up is subject to quarterly reviews. In effect, we have a longer period of time to pay the financing party than by purchasing directly from the supplier which helps us maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. We recognized Mark-Up of $0.2 million as interest expense in the three months ended March 31, 2013. We had minimal borrowings under this arrangement during the three months ended March 31, 2014 and as such, we incurred negligible Mark-Up.
In the event that operating cash flow and the financing of needle coke purchases fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our Revolving Facility.
We use cash flow from operations, funds from supply chain financing, and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as well as cash on hand as our primary sources of liquidity. The Revolving Facility is secured, and provides for maximum borrowings of up to $570 million including a letter of credit sub-facility of up to $50 million and is subject to certain conditions (including a maximum senior secured leverage ratio test). The Revolving Facility matures in October 2016. As of March 31, 2014, we had outstanding borrowings drawn from the Revolving Facility of $74.0 million and outstanding letters of credit of $9.2 million. On October 29, 2012, we amended the Revolving Facility to permit the issuance and guarantee of the Senior Notes, as well as to permit us to loan the proceeds of the Senior Notes to GrafTech Finance and Luxembourg Holdco so that they can repay amounts outstanding under the Revolving Facility, and to permit those entities to repay intercompany loans to us in order to fund payments on the Senior Notes and certain other indebtedness. In addition, we amended the Revolving Facility to permit acquisitions (and related intercompany loans to fund such acquisitions) in the aggregate amount of $400.0 million, in addition to those already permitted by the Revolving Facility and to increase to $400.0 million the amount of debt we may incur under our general debt basket, to the extent we meet certain financial ratios.
The interest rate applicable to the Revolving Facility is, at GrafTech’s option, either LIBOR plus a margin ranging from 1.50% to 2.25% (depending on our total net leverage ratio) or, in the case of dollar denominated loans, the alternate base rate plus a margin ranging from 0.50% to 1.25% (depending upon such ratio). The alternate base rate is the highest of (i) the prime rate announced by JPMorgan Chase Bank, N.A., (ii) the federal fund effective rate plus one-half of 1% and (iii) the London interbank offering rate (as adjusted) for a one-month interest period plus 1.00%. The borrowers pay a per annum fee ranging from 0.25% to 0.40% (depending on our total leverage ratio) on the undrawn portion of the commitments under the Revolving Facility.
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
As of March 31, 2014, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable. These covenants include maintaining a cash minimum interest coverage ratio of at least 3.00 to 1.00 and a maximum senior secured leverage ratio of 2.25 to 1.00, which are measured based on a rolling average of the prior four quarters. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants through December 31, 2014. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.
As of March 31, 2014, approximately 87% of our debt consists of fixed rate or zero interest rate obligations compared to 86% as of December 31, 2013.
Cash Flow and Plans to Manage Liquidity. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of capital expenditures, acquisitions, stock repurchases and other factors.
Certain of our obligations could have a material impact on our liquidity. Cash flow from operations and from financing activities services payment of our obligations, thereby reducing funds available to us for other purposes. As of March 31, 2014 we had $206 million of unused borrowing capacity under the Revolving facility (after considering financial covenants restrictions and outstanding letters of credit of approximately $9.2 million). We expect to use a substantial portion of that capacity for general purposes including capital expenditures, acquisitions, stock repurchases and other purposes including cash outlfows related to rationalization activities. Continued volatility in the global economy may require additional borrowings under our Revolving Facility if our supply chain financing arrangement is terminated. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn could significantly and negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.
Based on expected operating results and expected cash flows, we expect to be in compliance with our existing financial covenants through December 31, 2014. The non-cash portion of the rationalization charges will not affect the Company's liquidity or compliance with debt covenants.
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
We had positive cash flow from operating activities during 2010, 2011, 2012, 2013 and through March 31, 2014. Although the global economic environment experienced significant swings in these periods, our working capital management and cost-control initiatives allowed us to remain operating cash flow positive in both times of declining and improving operating results.
On July 24, 2012, our Board of Directors authorized a repurchase program for up to ten million shares to replace the completed program. Purchases under the program may take place from time to time in the open market, or through privately negotiated transactions, as market, industry and economic conditions warrant. No shares have yet been purchased through this repurchase program. In addition, upon the vesting or payment of stock awards, an employee

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

may elect receipt of the full share amount and either pay the resulting taxes or have shares sold in the open market to cover the tax obligation. We sometimes elect to purchase these shares rather than have them sold in the open market.
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
Cash Flows.
The following is a discussion of our cash flow activities:

	For the Three Months Ended
	March 31,
	2013	2014
	(Dollars in millions)
Cash flow provided by (used in):
Operating activities	$18.0	$22.1
Investing activities	$(11.0)	$(17.1)
Financing activities	$(12.9)	$0.3
Operating Activities
Cash flow from operating activities represents cash receipts and cash disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting net income (loss) for:

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
During the three months ended March 31, 2013, changes in working capital resulted in a net use of funds of $8.9 million which was impacted by:

•	cash inflows of $47.8 million from the decrease in accounts receivable

•	cash outflows for inventories of $23.8 million primarily due to increased volumes on hand to meet expected increased demand over the balance of the year; and

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

•	net cash outflows from decreases in accounts payable and accruals $36.6 million through normal operations.
Other uses of cash in the three months ended March 31, 2013 included contributions to pension and other benefit plans of $2.1million.
During the three months ended March 31, 2014, changes in working capital resulted in a net use of funds of $6.7 million which was impacted by:

•	cash inflows for inventories of $1.0 million;

•	net cash inflows from increases in accounts payable and accruals of $6.5 million through normal operations;

•	decrease in rationalization accruals of $8.6 million, due primarily to severance payments;

•	cash outflows of $5.7 million from the increase in accounts receivable due to the timing and collection of customer sales.
Other uses of cash in the three months ended March 31, 2014 included contributions to pension and other benefit plans of $2.7 million. During the three months ended March 31, 2014, we received $0.5 million of recoveries related to a business interruption insurance claim.
Investing Activities.
Net cash used in investing activities was $11.0 million during the three months ended March 31, 2013, and included capital expenditures of $13.2 million and proceeds from derivative instruments of $2.2 million.
Net cash used in investing activities was $17.1 million during the three months ended March 31, 2014 and included capital expenditures of $21.7 million and proceeds from the sales of assets of $2.0 million (including rationalization related scrap proceeds of $1.0 million). During the three months ended March 31, 2014, we received $3.0 million of recoveries related to an insurance claim made for casualty losses related to productive equipment.
 Financing Activities.
Net cash flow provided by financing activities was $12.9 million during the three months ended March 31, 2013 and included net borrowings under our Revolving Facility of $14 million which were primarily used to fund capital expenditures and fund working capital additions.
Net cash flow used in financing activities was $0.3 million during the three months ended March 31, 2014 and included net borrowings under our Revolving Facility of $10.0 million which were primarily used to fund capital expenditures and working capital additions.
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
The outstanding foreign currency derivatives as of December 31, 2013 and March 31, 2014 represented a net unrealized loss of $0.1 million, respectively.
Energy Commodity Management. We periodically enter into commodity derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas and refined oil product exposure. The outstanding contracts as of December 31, 2013 represented a net unrealized gain of $0.8 million and an immaterial unrealized gain as of March 31, 2014.
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
Sensitivity Analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our foreign currency derivatives and our commodity derivatives. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of March 31, 2014, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a corresponding increase of $2.3 million or a corresponding decrease of $1.5 million, respectively, in the fair value of the foreign currency hedge portfolio. A 10% increase or decrease in the value of the underlying commodity prices that we hedge would result in a corresponding increase or decrease of $1.9 million as of March 31, 2014 in the fair value of the commodity hedge portfolio. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
We had no interest rate derivative instruments outstanding as of March 31, 2014. A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $0.2 million for the three months ended March 31, 2014.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective at the reasonable assurance level as of March 31, 2014.
Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2014 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings
The information required by this Item is set forth in Note 12, “Contingencies” of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in Part I-Item IA of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 24, 2012, our Board of Directors authorized a share repurchase program for up to ten million shares of our common stock. Purchases under this program may take place from time to time in the open market, or through privately negotiated transactions, as market, industry and economic conditions warrant. We had not yet made any purchases under this program as of March 31, 2014.
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

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 1 through January 31, 2014	3,920	$11.46	—	10,000,000
February 1 through February 28, 2014	4,463	10.65	—	10,000,000
March 1 through March 31, 2014	4,975	9.70	—	10,000,000

* Purchases of vested restricted stock shares from employees as payment for the withholding taxes due upon the vesting or payment of stock awards.

Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information.
Not Applicable.

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 6. Exhibits
The exhibits listed in the following table have been filed as part of this Report.

Exhibit Number	Description of Exhibit

10.1
Amended and Restated Credit Agreement dated as of April 23, 2014, among GrafTech International Ltd., GrafTech Finance Inc., GrafTech Luxembourg I S.à.r.l., GrafTech Luxembourg II S.à.r.l. and GrafTech Switzerland S.A.; the LC Subsidiaries (as defined therein) from time to time party thereto; and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, as an Issuing Bank and as Swingline Lender (as defined therein), filed as Exhibit A to the Amendment and Restatement Agreement dated as of April 23, 2014, among such parties.

10.2
Second Amended and Restated Pledge Agreement dated as of April 23, 2014, by GrafTech Switzerland S.A. in favor of JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein).

10.3	Third Confirmation and Amendment Agreement dated as of April 23, 2014, between GrafTech Switzerland S.A. as Assignor and JPMorgan Chase Bank, N.A., as Assignee.

10.4
Third Amended and Restated Pledge Agreement dated as of April 23, 2014, among GrafTech International Ltd., GrafTech Finance Inc., the other subsidiaries of GrafTech International Ltd. from time to time party thereto, and JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein).

10.5
Third Amended and Restated Security Agreement dated as of April 23, 2014, made by GrafTech International Ltd., GrafTech Finance Inc., and the other subsidiaries of GrafTech International Ltd. from time to time party thereto, in favor of JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein).

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Joel L. Hawthorne, President and Chief Executive Officer(Principal Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Erick R. Asmussen, Vice President and Chief Financial Officer (Principal Financial Officer).

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joel L. Hawthorne, President and Chief Executive Officer (Principal Executive Officer).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Erick R. Asmussen, Vice President and Chief Financial Officer (Principal Financial Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	April 24, 2014	By:	/s/ Erick R. Asmussen
Erick R. Asmussen
Vice President and Chief Financial Officer (Principal Financial Officer)