Form 10-Q
period 2014-06-30
GRAFTECH INTERNATIONAL LTD
filed 2014-08-11
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of July 15, 2014, 136,177,470 shares of common stock, par value $.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	As of December 31, 2013	As of June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$11,888	$20,728
Accounts and notes receivable, net of allowance for doubtful accounts of $6,718 as of December 31, 2013 and $8,563 as of June 30, 2014	199,566	177,541
Inventories	490,414	450,421
Prepaid expenses and other current assets	73,790	93,693
Total current assets	775,658	742,383
Property, plant and equipment	1,588,880	1,621,461
Less: accumulated depreciation	767,895	938,677
Net property, plant and equipment	820,985	682,784
Deferred income taxes	10,334	12,059
Goodwill	496,810	496,335
Other assets	114,061	110,277
Total assets	$2,217,848	$2,043,838
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115,212	$122,428
Short-term debt	1,161	142
Accrued income and other taxes	30,687	23,019
Rationalizations	18,421	3,592
Supply chain financing liability	9,455	—
Other accrued liabilities	40,939	38,447
Total current liabilities	215,875	187,628
Long-term debt	541,593	551,533
Other long-term obligations	97,947	95,892
Deferred income taxes	41,684	44,403
Contingencies – Note 12
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 225,000,000 shares authorized, 151,929,565 shares issued as of December 31, 2013 and 152,450,629 shares issued as of June 30, 2014	1,519	1,525
Additional paid-in capital	1,820,451	1,826,776
Accumulated other comprehensive loss	(292,624)	(290,313)
Retained earnings	39,625	(127,325)
Less: cost of common stock held in treasury, 16,341,311 shares as of December 31, 2013 and 16,223,318 shares as of June 30, 2014	(247,190)	(245,221)
Less: common stock held in employee benefit and compensation trusts, 87,206 shares as of December 31, 2013 and 89,703 shares as of June 30, 2014	(1,032)	(1,060)
Total stockholders’ equity	1,320,749	1,164,382
Total liabilities and stockholders’ equity	$2,217,848	$2,043,838
 See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$301,361	$284,184	$555,088	$564,975
Cost of sales	252,440	266,231	457,617	521,328
Gross profit	48,921	17,953	97,471	43,647
Research and development	2,787	2,903	5,880	5,673
Selling and administrative expenses	30,161	32,137	59,874	62,044
Rationalizations	—	831	—	917
Impairments	—	121,570	—	121,570
Operating income (loss)	15,973	(139,488)	31,717	(146,557)

Other expense, net	975	(41)	1,525	753
Interest expense	8,947	9,155	17,955	18,154
Interest income	(49)	(55)	(113)	(113)
Income (loss) before provision for income taxes	6,100	(148,547)	12,350	(165,351)

Provision for income taxes	1,718	6,886	3,758	1,599
Net income (loss)	$4,382	$(155,433)	$8,592	$(166,950)

Basic income (loss) per common share:
Net income (loss) per share	$0.03	$(1.14)	$0.06	$(1.23)
Weighted average common shares outstanding	134,854	135,963	134,816	135,713

Diluted income (loss) per common share:
Net income (loss) per share	$0.03	$(1.14)	$0.06	$(1.23)
Weighted average common shares outstanding	135,056	135,963	134,988	135,713

STATEMENTS OF COMPREHENSIVE INCOME
Net income (loss)	$4,382	$(155,433)	$8,592	$(166,950)
Other comprehensive income:
Foreign currency translation adjustments	(9,823)	(240)	(17,132)	2,147
Commodities and foreign currency derivatives and other, net of tax of ($307), ($169), $116 and ($53), respectively	(3,326)	479	207	164
Other comprehensive (loss) income, net of tax:	(13,149)	239	(16,925)	2,311
Comprehensive income (loss)	$(8,767)	$(155,194)	$(8,333)	$(164,639)

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2014
Cash flow from operating activities:
Net income (loss)	$8,592	$(166,950)
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	44,868	66,507
Impairments	—	121,570
Deferred income tax provision	277	(1,724)
Post-retirement and pension plan changes	2,242	3,093
Stock-based compensation	3,745	2,752
Interest expense	6,919	7,471
Other charges, net	1,420	2,783
(Increase) decrease in working capital*	(51,016)	30,416
Increase in long-term assets and liabilities	(5,401)	(10,018)
Net cash provided by operating activities	11,646	55,900
Cash flow from investing activities:
Capital expenditures	(38,518)	(46,464)
Proceeds from the sale of assets	—	2,523
Proceeds from (payments for) derivative instruments	1,472	(194)
Insurance recoveries	284	2,834
Net cash used in investing activities	(36,762)	(41,301)
Cash flow from financing activities:
Short-term debt reductions, net	(5,649)	(1,019)
Revolving Facility borrowings	111,000	209,000
Revolving Facility reductions	(70,500)	(205,000)
Principal payments on long-term debt	(140)	(126)
Supply chain financing	(8,369)	(9,455)
Proceeds from exercise of stock options	175	2,813
Purchase of treasury shares	(709)	(435)
Revolver facility refinancing	—	(2,636)
Other	(6,440)	918
Net cash provided by (used in) financing activities	19,368	(5,940)
Net (decrease) increase in cash and cash equivalents	(5,748)	8,659
Effect of exchange rate changes on cash and cash equivalents	(583)	181
Cash and cash equivalents at beginning of period	17,317	11,888
Cash and cash equivalents at end of period	$10,986	$20,728

* Net change in working capital due to the following components:
Change in current assets:
Accounts and notes receivable, net	$28,076	$22,158
Inventories	(33,384)	42,298
Prepaid expenses and other current assets	(16,362)	(18,660)
Decrease in accounts payable and accruals	(29,741)	(284)
Rationalizations	—	(15,076)
Increase (decrease) in interest payable	395	(20)
(Increase) decrease in working capital	$(51,016)	$30,416

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
C. New Accounting Standards
In July 2013, the Financial Accounting Standards Board ("FASB") issued guidance on Income Taxes titled “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This guidance requires that financial statements reflect a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward as reduced by any unrecognized tax benefit, or a portion of an unrecognized tax benefit. The updated guidance became effective for the Company's interim and annual periods beginning after December 15, 2013. We adopted the guidance effective January 1, 2014 and its implementation did not have a material impact to our financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company is in the process of assessing the impact of the adoption of ASU 2014-09 on its financial position, results of operations and cash flows.

(2)	Rationalizations and Impairments
2013 Industrial Materials Rationalization
On October 31, 2013, we announced a global initiative to reduce our Industrial Materials segment's cost base and improve our competitive position. As part of this initiative, we ceased production at our two highest cost graphite electrode plants, located in Brazil and South Africa, as well as a machine shop in Russia. These actions are substantially

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

complete as of June 30, 2014. Our graphite electrode capacity was reduced by approximately 60,000 metric tons as a result of these actions. In parallel, we adopted measures for reductions in overhead and related corporate operations. These actions and measures are expected to reduce global headcount by approximately 600 people or approximately 20 percent of our global workforce.

2013 Engineered Solutions Rationalization

In order to optimize our Engineered Solutions platform and improve our cost structure, we also initiated actions to centralize certain operations and reduce overhead in our Engineered Solutions segment. These actions are expected to reduce global headcount by approximately 40 people and be substantially completed during 2014.

Total 2013 Rationalization Initiatives Impact to 2014 Financial Results
In the three and six months ended June 30, 2014, as a result of the 2013 rationalization initiatives we incurred rationalization charges of $0.8 million and $0.9 million, primarily related to contract termination costs. We also incurred non-cash accelerated depreciation charges of $4.2 million and $21.7 million in the three and six months ended June 30, 2014, respectively. Other rationalization-related charges recorded in cost of sales in the three and six months ended June 30, 2014 were $4.9 million and $5.2 million, respectively, and included cleaning and dismantling costs and loss reserves for inventory.

Charges incurred related to the 2013 rationalization initiatives for the three and six months ended June 30, 2014 are as follows:

	For the Three Months Ended June 30, 2014			For the Six Months Ended June 30, 2014
	Industrial Materials Segment	Engineered Solutions Segment	Total	Industrial Materials Segment	Engineered Solutions Segment	Total
	(Dollars in thousands)			(Dollars in thousands)
Accelerated depreciation (recorded in Cost of sales)	$3,832	$413	$4,245	$20,852	$826	$21,678
Other (recorded in Cost of sales)	4,255	625	4,880	4,576	615	5,191
Other (recorded in Selling and administrative)	54	—	54	79	—	79
Severance and related costs (recorded in Rationalizations)	831	—	831	945	(28)	917
Total rationalization and related charges	$8,972	$1,038	$10,010	$26,452	$1,413	$27,865

The 2013 rationalization initiatives will result in approximately $95 million of pre-tax charges, of which approximately $25 million will be cash outlays (net of cash inflows). Through June 30, 2014, we incurred $93.6 million of expense related to these initiatives.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the roll-forward of the liability incurred for employee termination benefits and contract termination costs incurred in connection with the 2013 rationalization initiatives described above. This liability is recorded as a current liability on the Consolidated Balance Sheet.

(Dollars in thousands)
Balance as of December 31, 2013	$18,421
Charges incurred	609
Change in estimates	308
Payments and settlements	(15,993)
Effect of change in currency exchange rates	247
Balance as of June 30, 2014	$3,592

2014 Engineered Solutions Rationalization

On July 29, 2014, we announced additional rationalization initiatives to increase profitability, reduce cost and improve global competitiveness in our Engineered Solutions segment. During the second quarter of 2014, worldwide pricing of our isomolded graphite products ("isomolded") within our Advanced Graphite Material ("AGM") product group, as well as our expectation of future pricing significantly eroded, driven by significant over-capacity and recent competitor responses. In addition, the solar production has continued to erode with poly-silicone, silicone and silicone wafer production migrating to China. New competitors servicing this industry have commenced production in China at pricing levels making the market now unprofitable. As a result of these conditions, the Company has decided to cease isomolded production and pursue an alternative supply chain relationships in our isomolded product line.

As a result of the above, we tested our long-lived assets used to produce advanced graphite materials for recovery, based on undiscounted cash flows from the use and eventual disposition of these assets. The carrying value of the assets exceeded these undiscounted cash flows, and accordingly, we estimated the fair-value of long-lived assets based on a market participant view. This impairment charge totaled $121.6 million in the three months ended June 30, 2014, and included the impairment of certain acquired customer relationship and technology intangible assets. Goodwill associated with this line of business of $0.4 million was fully impaired, and included in the $121.6 million charge. Other impairment related charges, primarily inventory write-downs, were $10.6 million in the three months ended June 30, 2014. If business conditions and plans do not achieve our expected returns in the Engineered Solutions segment, we may undertake additional restructurings, rationalizations or similar actions which could result in additional charges, write-offs and impairments.

Severance and other related expected costs of these actions, including the costs to relocate certain fixed assets, are expected to result in approximately $12 million of additional charges. Approximately $7 million of these additional costs will be cash outlays, the majority of which will be incurred in 2014.

For the Three and Six Months Ended June 30, 2014
(Dollars in thousands)

Impairments (recorded in Impairments)	$121,570
Other (recorded in Cost of sales)	10,563
Total 2014 Engineered Solutions rationalization and related charges	$132,133

(3)	Stock-Based Compensation
For the three months ended June 30, 2013 and 2014, we recognized stock-based compensation expense totaling $1.4 million and $2.2 million, respectively. A majority of the expense, $1.3 million and $1.6 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statements of Operations, with the remaining expenses recorded as cost of sales and research and development. Stock-based compensation expense in the three

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

months ended June 30, 2013 was positively impacted by a $1.3 million adjustment to compensation expense due to changes in share multiples for certain performance share units.
For the six months ended June 30, 2013 and 2014, we recognized stock-based compensation expense of $3.7 million and $2.8 million, respectively. A majority of the expense, $3.4 million and $2.1 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statements of Operations, with the remaining expenses recorded as cost of sales and research and development.
As of June 30, 2014, the total compensation cost related to non-vested restricted stock, performance shares and stock options not yet recognized was $10.9 million, which will be recognized over the remaining weighted average life of 1.5 years.
Restricted Stock and Performance Shares
Restricted stock and performance share awards activity under the plans for the six months ended June 30, 2014 was:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested as of January 1, 2014	1,633,491	$10.98
Granted	209,600	10.60
Vested	(125,434)	12.92
Forfeited/canceled/expired	(725,136)	10.07
Outstanding unvested as of June 30, 2014	992,521	11.32

Stock Options
Stock option activity under the plans for the six months ended June 30, 2014 was:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of January 1, 2014	1,916,718	$12.47
Granted	145,034	11.56
Forfeited/canceled/expired	(164,572)	11.60
Exercised	(316,733)	8.88
Outstanding unvested as of June 30, 2014	1,580,447	13.19

(4)	Earnings per Share
The following table shows the information used in the calculation of our share counts for basic and diluted earnings per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Weighted average common shares outstanding for basic calculation	134,854,024	135,963,054	134,816,074	135,713,004
Add: Effect of stock options and restricted stock	201,809	—	171,517	—
Weighted average common shares outstanding for diluted calculation	135,055,833	135,963,054	134,987,591	135,713,004

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
The weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of stock options covering 870,657 shares and 1,590,814 shares in the three and six months ended June 30, 2013, respectively.

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
Engineered Solutions. The Engineered Solutions segment includes advanced electronics technologies, advanced graphite materials, advanced composite materials and advanced materials. Advanced electronics technologies products consist of electronic thermal management solutions, fuel cell components and sealing materials. Advanced graphite materials are highly engineered synthetic graphite products used in many areas due to their unique properties and the ability to tailor them to specific solutions. These products are used in transportation, alternative energy, metallurgical, chemical, oil and gas exploration and various other industries. Advanced composite materials are highly engineered carbon products that are woven into various shapes primarily to support the aerospace and defense industries. Advanced materials use carbon and graphite powders as components or additives in a variety of industries, including metallurgical processing, battery and fuel cell components, and polymer additives.
We continue to evaluate the performance of our segments based on segment operating income. Intersegment sales and transfers are not material and the accounting policies of the reportable segments are the same as those for our Consolidated Financial Statements as a whole. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated net sales.
The following tables summarize financial information concerning our reportable segments:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(Dollars in thousands)		(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$231,339	$206,655	$440,116	$425,431
Engineered Solutions	70,022	77,529	114,972	139,544
Total net sales	$301,361	$284,184	$555,088	$564,975
Segment operating income (loss):
Industrial Materials	$7,530	$(11,366)	$23,608	$(20,790)
Engineered Solutions	8,443	(128,122)	8,109	(125,767)
Total segment operating income (loss)	$15,973	$(139,488)	$31,717	$(146,557)

Reconciliation of segment operating income (loss) to income (loss) before provision for income taxes
Other expense (income), net	$975	$(41)	$1,525	$753
Interest expense	8,947	9,155	17,955	18,154
Interest income	(49)	(55)	(113)	(113)
Income (loss) before provision for income taxes	$6,100	$(148,547)	$12,350	$(165,351)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets are managed based on geographic location because certain reportable segments share certain facilities. Assets by reportable segment are estimated based on the value of long-lived assets at each location and the activities performed at the location.  As a result of the rationalization initiatives and related impairments discussed in Note 2, the carrying value of our long-lived assets has changed significantly since December 31, 2013, particularly in our Engineered Solutions segment. The following is a summary of long-lived assets by reportable segment.

	As of December 31, 2013	As of June 30, 2014
	(Dollars in thousands)
Long-lived assets (a):
Industrial Materials.	$601,322	$586,305
Engineered Solutions	219,663	96,479
Total long-lived assets	$820,985	$682,784

(6)	Benefit Plans
The components of our consolidated net pension costs are set forth in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$489	$473	$978	$946
Interest cost	1,985	2,169	3,970	4,338
Expected return on plan assets	(1,706)	(1,938)	(3,412)	(3,876)
Amortization of prior service cost	6	1	12	2
Net cost	$774	$705	$1,548	$1,410

The components of our consolidated net postretirement costs are set forth in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$28	$19	$56	$38
Interest cost	331	352	662	704
Curtailment loss	—	1,048	—	1,048
Amortization of prior service benefit	(50)	(47)	(100)	(94)
Net cost	$309	$1,372	$618	$1,696

(7)	Goodwill and Other Intangible Assets
We are required to review goodwill and indefinite-lived intangible assets annually for impairment. Goodwill impairment is tested at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
Our annual impairment test of goodwill was performed as of December 31, 2013 for all reporting units. The estimated fair values of our reporting units were based on discounted cash flow models derived from internal earnings forecasts and assumptions. The assumptions and estimates used in these valuations incorporated the current and expected economic environment. Based on these valuations, the fair value substantially exceeded our net asset value.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition to the quantitative analysis, we qualitatively assessed our reporting units and believe that the quantitative analysis supporting the fair value in excess of the carrying value was appropriate.
As a result of the deteriorating market conditions impacting our AGM product group, as discussed in Note 2, we performed a goodwill impairment test as of June 30, 2014 for the $0.4 million of goodwill assigned to our AGM reporting unit. As a result of this test, it was determined that the full $0.4 million of goodwill was impaired, and thus written off.
We evaluated other potential triggering events and did not note any events which would indicate that it is more likely than not that the carrying value of the remaining goodwill would be greater than fair value as of June 30, 2014. However, a further deterioration in the global economic environments or in any of the input assumptions in our calculation could adversely affect the fair value of our reporting units and result in an impairment of some or all of the goodwill that remains on the consolidated balance sheet.
The changes in the carrying value of goodwill during the six months ended June 30, 2014 is as follows:

Total
(Dollars in Thousands)
Balance as of December 31, 2013	$496,810
Impairment	(413)
Currency translation effect	(62)
Balance as of June 30, 2014	$496,335
The following table summarizes acquired intangible assets with determinable useful lives by major category as of December 31, 2013 and June 30, 2014:

	As of December 31, 2013			As of June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization & Impairment	Net Carrying Amount
	(Dollars in Thousands)
Trade name	$7,900	$(3,944)	$3,956	$7,900	$(4,264)	$3,636
Technological know-how	43,349	(18,582)	24,767	43,349	(21,953)	21,396
Customer –related intangible	110,798	(44,664)	66,134	110,798	(51,197)	59,601
Total finite-lived intangible assets	$162,047	$(67,190)	$94,857	$162,047	$(77,414)	$84,633
Accumulated amortization as of June 30, 2014 included impairment charges related to our rationalization initiatives discussed in Note 2. The impairments represented charges of $0.4 million to Customer-related intangible and $0.3 million to Technological know-how.
Amortization expense of acquired intangible assets was $5.2 million and $5.5 million in the three months ended June 30, 2013 and June 30, 2014, respectively. Estimated amortization expense will approximate $9.5 million in the remainder of 2014, $17.1 million in 2015, $13.1 million in 2016, $11.8 million in 2017 and $10.7 million in 2018.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8)	Long-Term Debt and Liquidity
The following table presents our long-term debt:

	As of December 31, 2013	As of June 30, 2014
	(Dollars in thousands)
Revolving Facility	$64,000	$68,000
Senior Notes	300,000	300,000
Senior Subordinated Notes	175,675	181,720
Other Debt	1,918	1,813
Total	$541,593	$551,533

The fair value of long-term debt, which was determined using Level 2 inputs, was $549.8 million, versus a book value of $541.6 million as of December 31, 2013. As of June 30, 2014, the fair value of our long-term debt was $559.9 million versus a book value of $551.5 million.
Revolving Facility
On April 23, 2014, GrafTech and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (the "Revolving Facility") that provides for, among other things, a five-year tenor, reduced borrowing spreads and greater financial flexibility. This amended facility has a borrowing capacity of $470 million and matures in April 2019.
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
The financial covenants under this amended facility require us to maintain a minimum cash interest coverage ratio of 2.50 to 1.00 and a maximum senior secured leverage ratio of 3.00 to 1.00, subject to adjustment for certain events.
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
Senior Subordinated Notes
On November 30, 2010, in connection with our acquisitions of Seadrift Coke L.P. and C/G Electrodes LLC, we issued Senior Subordinated Notes for an aggregate face amount of $200 million. These Senior Subordinated Notes are non-interest bearing and mature in 2015. Because these notes are non-interest bearing, we were required to record them at their present value (determined using an interest rate of 7%). The difference between the face amount of the notes and their present value is recorded as debt discount. The debt discount is amortized to income using the interest method, over the life of the notes. The loan balance, net of unamortized discount, was $175.7 million as of December 31, 2013 and $181.7 million as of June 30, 2014.

(9)	Inventories
Inventories are comprised of the following:

	As of December 31, 2013	As of June 30, 2014
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$184,420	$168,232
Work in process	245,160	222,281
Finished goods	78,446	85,785
	508,026	476,298
Reserves	(17,612)	(25,877)
Total	$490,414	$450,421
Additions to the reserve during the second quarter of 2014 included $10.6 million related to the Engineered Solutions rationalization initiatives discussed in Note 2.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) Interest Expense
The following table presents an analysis of interest expense:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(Dollars in thousands)		(Dollars in thousands)

Interest incurred on debt	$5,434	$5,345	$10,883	$10,667
Amortization of discount on Senior Subordinated Notes	2,848	3,048	5,649	6,045
Amortization of debt issuance costs	588	762	1,143	1,395
Supply Chain Financing mark-up	77	—	280	47
Total interest expense	$8,947	$9,155	$17,955	$18,154
Interest Rates
The Revolving Facility had an effective interest rate of 2.42% and 2.16% as of December 31, 2013 and June 30, 2014, respectively. The Senior Subordinated Notes have an implied interest rate of 7.00%. The Senior Notes have a fixed interest rate of 6.375%.

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
We record the inventory once title and risk of loss transfers from the supplier to the financing party. We record our liability to the financing party as an accrued liability. Our liability under this arrangement was $9.5 million as of December 31, 2013. We recognized Mark-Up of $0.3 million as interest expense in the six months ended June 30, 2013. We had minimal borrowings under this arrangement during the six months ended June 30, 2014 and we incurred negligible Mark-Up.

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
As a result of its audit of the Company’s Seadrift Coke, L.P. subsidiary, the U.S. Environmental Protection Agency (“EPA”) in the 2014 second quarter alleged that the subsidiary failed to accurately report emissions under the Emergency Planning and Community Right-to-Know Act.  The subsidiary is in settlement negotiations with the EPA.  Any fines or penalties are not expected to be material to our financial condition, results of operations or cash flows.
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the six months ended June 30, 2014, are presented below:

(Dollars in thousands)
Balance as of December 31, 2013	$1,050
Product warranty adjustments	(258)
Payments and settlements	(141)
Balance as of June 30, 2014	$651

(13)	Income Taxes
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
The following table summarizes the provision for income taxes for the three and six months ended June 30, 2013 and June 30, 2014:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(Dollars in thousands)		(Dollars in thousands)
Tax expense	$1,718	$6,886	$3,758	$1,599
Pretax income (loss)	$6,100	$(148,547)	$12,350	$(165,351)
Effective tax rates	28.2%	(4.6)%	30.4%	(1.0)%
During the second quarter of 2014, we impaired the long-lived assets of, and announced the exiting of certain product lines in our Advanced Graphite Material product group which is described in more detail in Note 2. The impairment charges and other impairment related charges were incurred primarily in the U.S. jurisdiction. As a result, we determined that it is no longer “more likely than not” that we will generate sufficient future U.S. taxable income to realize our deferred tax assets related to the U.S., foreign tax credit and state net operating loss carryforwards, as well as against our net U.S. deferred tax assets. As a result of the significant negative evidence of recent losses, the Company recognized a $57.0 million non-cash charge in the second quarter of 2014 to increase the valuation allowance against these deferred income tax assets. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.
For the three and six months ended June 30, 2014, the effective tax rate differs from the U.S. statutory rate of 35% primarily due to the recording of a valuation allowance against U.S. net deferred tax assets.

As of June 30, 2014, we had unrecognized tax benefits of $4.7 million, which, if recognized, would have a favorable impact on our effective tax rate. It is reasonably possible that a reduction of unrecognized tax benefits of $2.6 million may occur within 12 months due to the expiration of statutes of limitation.

During the six months ended June 30, 2014, we settled our audits with the U.S. federal tax authorities for the tax years ended 2008 and 2010-2011, reducing our unrecognized tax benefits by $2.7 million, of which $0.3 million had a favorable impact on our effective tax rate.

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

We continue to assess the need for valuation allowances against deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Examples of positive evidence would include a strong earnings history, an event or events that would increase our taxable income through a continued reduction of expenses, and tax planning strategies that would indicate an ability to realize deferred tax assets. In circumstances where the significant positive evidence does not outweigh the negative evidence in regards to whether or not a valuation allowance is required, we have maintained valuation allowances on those net deferred tax assets. We established a valuation allowance against our U.S. net deferred tax assets in the second quarter of 2014, as described in more detail above.

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
Foreign currency derivatives
We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures such as foreign currency denominated debt, sales, receivables, payables, and purchases. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. There was no ineffectiveness on these contracts designated as hedging instruments during the six months ended June 30, 2013 and 2014, respectively.
In 2013 and 2014, we entered into foreign forward currency derivatives denominated in the Mexican peso, South African rand, Brazilian real, euro and Japanese yen. These derivatives were entered into to protect the risk that the eventual cash flows resulting from commercial and business transactions may be adversely affected by changes in exchange rates between the US dollar and the Mexican peso, South African rand, Brazilian real, euro and Japanese yen. As of June 30, 2014, we had outstanding Mexican peso, Brazilian real, euro, and Japanese yen currency contracts with an aggregate notional amount of $98.2 million. The foreign currency derivatives outstanding as of June 30, 2014 have several maturity dates ranging from July 2014 to February 2015.
Commodity derivative contracts
We periodically enter into derivative contracts for certain refined oil products and natural gas. These contracts are entered into to protect against the risk that eventual cash flows related to these products may be adversely affected by future changes in prices. There was no ineffectiveness on these contracts during the six months ended June 30, 2014. As of June 30, 2014, we had outstanding derivative swap contracts for refined oil products with an aggregate notional amount of $8.5 million. These contracts have maturity dates ranging from July 2014 to August 2014.
Net Investment Hedges
We use certain intercompany debt to hedge a portion of our net investment in our foreign operations against currency exposure (net investment hedge). Intercompany debt designated in foreign currency and designated as a non-derivative net investment hedging instrument was $25.2 million and $12.2 million as of December 31, 2013 and June 30, 2014, respectively. Within our currency translation adjustment portion of other comprehensive income, we

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

recorded gains of $1.8 million and $0.2 million in three months ended June 30, 2013 and June 30, 2014, respectively, resulting from these net investment hedges.
The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. The following tables present the fair values of our derivatives and their respective balance sheet locations as of December 31, 2013 and June 30, 2014:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2013	(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$772	Other payables	$1,185
Commodity derivative contracts	Other current assets	834	Other current liabilities	—
Total fair value		$1,606		$1,185

As of June 30, 2014
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$364	Other payables	$198
Commodity derivative contracts	Other current assets	314	Other current liabilities	—
Total fair value		$678		$198

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2013	(Dollars in Thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Other receivables	$328	Other payables	$24
Total fair value		$328		$24

As of June 30, 2014
Derivatives not designated as hedges:
Foreign currency derivatives	Other receivables	$230	Other payables	$200
Total fair value		$230		$200

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The location and amount of realized (gains) losses on derivatives are recognized in the Statements of Operations when the hedged item impacts earnings and are as follows for the three and six months ended June 30, 2013 and 2014:

		Amount of (Gain)/Loss Recognized (Effective Portion)
Three Months Ended June 30,	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	2013	2014
		(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives, excluding tax of $28 and ($3), respectively	Cost of goods sold/Other expense / (income) / Revenue	$(284)	$27
Commodity forward derivatives, excluding tax of ($167) and $181, respectively	Cost of goods sold / Revenue	$460	$(503)

		Amount of (Gain)/Loss Recognized
Three Months Ended June 30,	Location of (Gain)/Loss Recognized in the Consolidated Statement of Operations	2013	2014
		(Dollars in thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Cost of goods sold/Other expense (income)	$360	$130

		Amount of (Gain)/Loss Recognized (Effective Portion)
Six Months Ended June 30,	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	2013	2014
		(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives, excluding tax of $19 and ($33), respectively	Cost of goods sold/Other expense / (income) / Revenue	$(190)	$328
Commodity forward derivatives, excluding tax of ($50) and ($9), respectively.	Cost of goods sold / Revenue	$137	$26

		Amount of (Gain)/Loss Recognized
Six Months Ended June 30,	Location of (Gain)/Loss Recognized in the Consolidated Statement of Operations	2013	2014
		(Dollars in thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Cost of goods sold/Other expense (income)	$(1,421)	$(61)
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

The Guarantors will be released from the guarantees upon the occurrence of certain events, including the following:  the unconditional release or discharge of any guarantee or indebtedness that resulted in the creation of the guarantee of the Senior Notes by such Guarantor; the sale or other disposition, including by way of merger or consolidation or the sale of its capital stock, following which such Guarantor is no longer a subsidiary of the Parent; or the Parent's exercise of its legal defeasance option or its covenant defeasance option as described in the indenture applicable to the Senior Notes.  If any Guarantor is released, no holder of the Senior Notes will have a claim as a creditor against such Guarantor. The indebtedness and other liabilities, including trade payables and preferred stock, if any, of each Guarantor are effectively senior to the claim of any holders of the Senior Notes.

Investments in subsidiaries are recorded on the equity basis.

    The following tables set forth condensed consolidating balance sheets as of December 31, 2013 and June 30, 2014 and condensed consolidating statements of operations and comprehensive income for the three and six months ended June 30, 2013 and 2014 and condensed consolidating statements of cash flows for the six months ended June 30, 2013 and 2014 of the Parent, Guarantors and the Non-Guarantors.

Amounts presented in comprehensive income for the three and six months ended June 30, 2013 have been revised.  Previously, the Company did not present comprehensive income of subsidiaries in the guarantor column. This amount has been revised to present $4.1 million in comprehensive loss for the guarantors during the three months ended June 30, 2013 and $1.1 million in comprehensive income during the six months ended June 30, 2013.

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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2014
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,506	$18,222	$—	$20,728
Accounts receivable - affiliates	37,979	33,667	26,143	(97,789)	—
Accounts receivable - trade	—	48,287	129,254	—	177,541
Inventories	—	175,040	275,381	—	450,421
Prepaid and other current assets	—	23,468	70,225	—	93,693
Total current assets	37,979	282,968	519,225	(97,789)	742,383

Investment in affiliates	1,563,399	808,923	—	(2,372,322)	—
Property, plant and equipment	—	426,710	256,074	—	682,784
Deferred income taxes	—	—	12,059	—	12,059
Goodwill	—	292,749	203,586	—	496,335
Notes receivable - affiliate	42,906	7,413	—	(50,319)	—
Other assets	4,437	53,862	51,978	—	110,277
Total assets	$1,648,721	$1,872,625	$1,042,922	$(2,520,430)	$2,043,838

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - affiliate	$—	$64,124	$33,665	$(97,789)	$—
Accounts payable - trade	28	54,390	68,010	—	122,428
Short-term debt	—	142	—	—	142
Accrued income and other taxes	147	1,685	21,187	—	23,019
Rationalizations	—	805	2,787	—	3,592
Other accrued liabilities	2,444	10,217	25,786	—	38,447
Total current liabilities	2,619	131,363	151,435	(97,789)	187,628

Long-term debt - affiliate	—	42,906	7,413	(50,319)	—
Long-term debt - third party	481,720	57,459	12,354	—	551,533
Other long-term obligations	—	63,829	32,063	—	95,892
Deferred income taxes	—	13,669	30,734	—	44,403
Stockholders' equity	1,164,382	1,563,399	808,923	(2,372,322)	1,164,382
Total liabilities and stockholders' equity	$1,648,721	$1,872,625	$1,042,922	$(2,520,430)	$2,043,838

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended June 30, 2013
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$52,679	$36,487	$(89,166)		$—
Sales - third party	—	127,592	173,769	—		301,361
Net sales	—	180,271	210,256	(89,166)		301,361
Cost of sales	—	152,517	189,089	(89,166)		252,440
Gross profit	—	27,754	21,167	—		48,921

Research and development	—	2,787	—	—		2,787
Selling and administrative expenses	—	10,588	19,573	—		30,161
Operating income	—	14,379	1,594	—		15,973

Other expense, net	—	671	304	—		975
Interest expense - affiliate	—	434	188	(622)		—
Interest expense - third party	7,799	790	358	—		8,947
Interest income - affiliate	(346)	(188)	(88)	622		—
Interest income - third party	—	—	(49)	—		(49)
(Loss) income before income taxes	(7,453)	12,672	881	—	`	6,100

(Benefit) provision for income taxes	(2,750)	3,575	893	—		1,718
Equity in earnings of subsidiary	9,085	(12)	—	(9,073)		—
Net income (loss)	$4,382	$9,085	$(12)	$(9,073)		$4,382

Statements of Comprehensive Income

Net income (loss)	$4,382	$9,085	$(12)	$(9,073)		$4,382
Other comprehensive (loss) income	(13,149)	(13,149)	(11,757)	24,906		(13,149)
Comprehensive (loss) income	$(8,767)	$(4,064)	$(11,769)	$15,833		$(8,767)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended June 30, 2014
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$53,959	$33,364	$(87,323)		$—
Sales - third party	—	110,806	173,378	—		284,184
Net sales	—	164,765	206,742	(87,323)		284,184
Cost of sales	—	157,447	196,107	(87,323)		266,231
Gross profit	—	7,318	10,635	—		17,953

Research and development	—	2,903	—	—		2,903
Selling and administrative expenses	—	14,265	17,872	—		32,137
Impairments	—	121,570	—	—		121,570
Rationalizations	—	16	815	—		831
Operating loss	—	(131,436)	(8,052)	—		(139,488)

Other (income) expense, net	—	(4)	(37)	—		(41)
Interest expense - affiliate	—	210	—	(210)		—
Interest expense - third party	8,003	906	246	—		9,155
Interest income - affiliate	(210)	—	—	210		—
Interest income - third party	—	—	(55)	—		(55)
Loss before income taxes	(7,793)	(132,548)	(8,206)	—	`	(148,547)

Provision for (benefit from) income taxes	(2,806)	9,847	(155)	—		6,886
Equity in losses of subsidiary	(150,446)	(8,051)	—	158,497		—
Net (loss) income	$(155,433)	$(150,446)	$(8,051)	$158,497		$(155,433)

Statements of Comprehensive Income

Net income (loss)	$(155,433)	$(150,446)	$(8,051)	$158,497		$(155,433)
Other comprehensive income (loss)	239	239	45	(284)		239
Comprehensive (loss) income	$(155,194)	$(150,207)	$(8,006)	$158,213		$(155,194)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the six months ended June 30, 2013
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$97,946	$72,639	$(170,585)		$—
Sales - third party	—	225,788	329,300	—		555,088
Net sales	—	323,734	401,939	(170,585)		555,088
Cost of sales	—	275,343	352,859	(170,585)		457,617
Gross profit	—	48,391	49,080	—		97,471

Research and development	—	5,880	—	—		5,880
Selling and administrative expenses	—	23,082	36,792	—		59,874
Operating income	—	19,429	12,288	—		31,717

Other (income) expense, net	—	714	811	—		1,525
Interest expense - affiliate	—	833	376	(1,209)		—
Interest expense - third party	15,544	1,595	816	—		17,955
Interest income - affiliate	(710)	(376)	(123)	1,209		—
Interest income - third party	—	—	(113)	—		(113)
Income before income taxes	(14,834)	16,663	10,521	—	`	12,350

Provision for income taxes	(5,370)	5,018	4,110	—		3,758
Equity in earnings of subsidiary	18,056	6,411	—	(24,467)		—
Net income	$8,592	$18,056	$6,411	$(24,467)		$8,592

Statements of Comprehensive Income

Net income	$8,592	$18,056	$6,411	$(24,467)		$8,592
Other comprehensive (loss) income	(16,925)	(16,925)	(16,108)	33,033		(16,925)
Comprehensive (loss) income	$(8,333)	$1,131	$(9,697)	$8,566		$(8,333)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the six months ended June 30, 2014
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$124,316	$68,571	$(192,887)		$—
Sales - third party	—	221,930	343,045	—		564,975
Net sales	—	346,246	411,616	(192,887)		564,975
Cost of sales	—	314,476	399,739	(192,887)		521,328
Gross profit	—	31,770	11,877	—		43,647

Research and development	—	5,673	—	—		5,673
Selling and administrative expenses	—	24,132	37,912	—		62,044
Impairments	—	121,570	—	—		121,570
Rationalizations	—	52	865	—		917
Operating loss	—	(119,657)	(26,900)	—		(146,557)

Other expense (income), net	—	820	(67)	—		753
Interest expense - affiliate	—	436	—	(436)		—
Interest expense - third party	15,955	1,646	553	—		18,154
Interest income - affiliate	(436)	—	—	436		—
Interest income - third party	—	—	(113)	—		(113)
Loss before income taxes	(15,519)	(122,559)	(27,273)	—	`	(165,351)

Provision for (benefit from) income taxes	(5,587)	14,399	(7,213)	—		1,599
Equity in losses of subsidiary	(157,018)	(20,060)	—	177,078		—
Net (loss) income	$(166,950)	$(157,018)	$(20,060)	$177,078		$(166,950)

Statements of Comprehensive Income

Net (loss) income	$(166,950)	$(157,018)	$(20,060)	$177,078		$(166,950)
Other comprehensive income (loss)	2,311	2,311	2,522	(4,833)		2,311
Comprehensive (loss) income	$(164,639)	$(154,707)	$(17,538)	$172,245		$(164,639)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2013
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by operating activities:	$(6,611)	$13,289	$4,968	$—	$11,646

Cash flow from investing activities:
(Loans to) repayments from affiliates	7,566	—	—	(7,566)	—
Capital expenditures	—	(24,633)	(13,885)	—	(38,518)
Proceeds from derivative instruments	—	(140)	1,612	—	1,472
Insurance recoveries	—	216	68	—	284
Net cash (used in) provided by investing activities	7,566	(24,557)	(12,205)	(7,566)	(36,762)

Cash flow from financing activities:
Loans from (repayments to) affiliates	—	(7,566)	—	7,566	—
Short-term debt borrowings	—	—	(5,649)	—	(5,649)
Revolving Facility borrowings	—	61,000	50,000	—	111,000
Revolving Facility reductions	—	(42,500)	(28,000)	—	(70,500)
Principal payments on long term debt	—	(84)	(56)	—	(140)
Supply chain financing	—	—	(8,369)	—	(8,369)
Proceeds from exercise of stock options	175	—	—	—	175
Purchase of treasury shares	(709)	—	—	—	(709)
Other	(421)	(15)	(6,004)	—	(6,440)
Net cash used in financing activities	(955)	10,835	1,922	7,566	19,368

Net (decrease) increase in cash and cash equivalents	—	(433)	(5,315)	—	(5,748)
Effect of exchange rate changes on cash and cash equivalents	—	—	(583)	—	(583)
Cash and cash equivalents at beginning of period	—	4,425	12,892	—	17,317
Cash and cash equivalents at end of period	$—	$3,992	$6,994	$—	$10,986

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2014
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities:	$(11,480)	$33,155	$34,225	$—	$55,900

Cash flow from investing activities:
Loans to affiliates	8,184	—	—	(8,184)	—
Capital expenditures	—	(31,882)	(14,582)	—	(46,464)
Payments for (proceeds from) derivatives	—	74	(268)	—	(194)
Proceeds from sale of assets	—	—	2,523	—	2,523
Insurance recoveries	—	—	2,834	—	2,834
Net cash provided by (used in) investing activities	8,184	(31,808)	(9,493)	(8,184)	(41,301)

Cash flow from financing activities:
Loans from affiliates	—	(8,184)	—	8,184	—
Short-term debt borrowings	—	(23)	(996)	—	(1,019)
Revolving Facility borrowings	—	131,000	78,000	—	209,000
Revolving Facility reductions	—	(124,000)	(81,000)	—	(205,000)
Principal payments on long term debt	—	(66)	(60)	—	(126)
Supply chain financing	—	—	(9,455)	—	(9,455)
Proceeds from exercise of stock options	2,813	—	—	—	2,813
Purchase of treasury shares	(435)	—	—	—	(435)
Revolver facility refinancing	—	(2,320)	(316)	—	(2,636)
Other	918	—	—	—	918
Net cash provided by (used in) financing activities	3,296	(3,593)	(13,827)	8,184	(5,940)

Net increase in cash and cash equivalents	—	(2,246)	10,905	—	8,659
Effect of exchange rate changes on cash and cash equivalents	$—	$—	$181	$—	$181
Cash and cash equivalents at beginning of period	—	4,752	7,136	—	11,888
Cash and cash equivalents at end of period	$—	$2,506	$18,222	$—	$20,728

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

•
the possibility that, for all of our product lines, capital improvement and expansion in our customers' operations or increases in demand for their products may not occur or may not occur at the rates that we anticipate or the demand for their products may decline, which may affect their demand for the products we sell or supply to them which could affect the recoverability of our assets;

•	the possibility that assumptions related to future expectations of financial performance materially change and impact our goodwill and long-lived asset carrying value;

•	the possibility that the financial assumptions materially change as a result of government or state-owned government subsidies, incentives and trade barriers;

•
the possibility that current economic disruptions or other conditions may result in idling or permanent closing of blast furnace capacity or delay of blast furnace capacity additions or replacements which may affect demand and prices for our refractory products;

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

•	the possibility that customers may delay or cancel orders;

•	the possibility that we may not be able to reduce production costs or delay or cancel raw material purchase commitments;

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

•
the possibility that economic, political and other risks associated with operating globally, including national and international conflicts, terrorist acts, political and economic instability, civil unrest, community activism and natural or nuclear calamities might interfere with our supply chains, customers or activities in a particular location;

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

•
the possibility of delays in or failure to achieve successful development and commercialization of new or improved Engineered Solutions products or that such products or solutions could be subsequently displaced by other products or technologies;

•	the possibility that we will fail to develop new customers or applications for our Engineered Solutions products or such new product applications will not be adopted by the market place;

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

•
the possibility that our provision for income taxes and effective income tax rate or cash tax rate may fluctuate significantly due to (i) changes in applicable tax rates or laws, (ii) changes in the sources of our income, (iii) changes in tax planning, (iv) new or changing interpretations of applicable regulations, (v) changes in profitability, (vi) changes in our estimate of our future ability to use foreign tax credits or other tax attributes, and (vii) other factors;

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

•	the possibility that we may not achieve the earnings or other financial or operational metrics that we provide as guidance from time to time;

•	the possibility that the anticipated benefits from rationalizations and other cost savings initiatives may be delayed or may not occur, may vary in cost or may result in unanticipated disruptions;

•	the possibility of security breaches affecting our information technology systems;

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
(Unaudited)

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
In its July 24th report, the International Monetary Fund (IMF) reduced its estimate for 2014 global GDP growth to 3.4 percent, representing the first downward revision this year, reflecting both the legacy of the weak first quarter and a less optimistic outlook for several emerging markets. The IMF also states that global growth is expected to rebound from the second quarter of 2014, as some of the drivers underlying first-quarter weakness should have only temporary effects.
On July 23, 2014, the World Steel Association cited that global steel production, excluding China, increased 2.0 percent in the first half of 2014 as compared to the same period in the prior year. For the same period, the European Union and the Middle East continued to recover with year-over-year steel production growth rates of four and nine percent, respectively. North America steel production and operating rates continue to show improvement as well. GrafTech's global steel customers remain cautiously optimistic as trends indicate stable to improving conditions for the remainder of this year.

As a result of recent developments in the Middle East and the recent imposition of additional sanctions in Russia in light of developments in the Ukraine, which could have a significant impact on trade and energy costs in the European Union, we note increased risks to the assessments described below.

GrafTech previously announced that it was targeting 2014 EBITDA* to be in the range of $135 million to $150 million, a reduction in the company’s prior estimate that reflected weaker second quarter results, anticipated delays in Engineered Solutions customer orders and the resulting mix shift causing lower than expected operating income margins. As a result of the recent developments described above and recent public announcements by our largest customer for advanced electronic products, including recent ES order delays and cancellations, we note increased risks to such target.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Full Year Target
2014
(Dollars in thousands)
EBITDA	$135,000 - $150,000
Adjustments
Depreciation and amortization	$(90,000)
Rationalization related depreciation	(21,679)
Rationalizations	(4,917)
Impairments	(121,570)
Rationalizations and impairments - other related charges	(25,396)
Proxy contest expenses	(2,438)
Operating income	(131,000) - (116,000)
Other (expense) income, net	(2,000)
Interest expense	(36,000)
Interest income	—
Income taxes	0 - (4,000)
Net (loss) income	$(169,000) - $(158,000)

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Results of Operations and Segment Review
Three Months Ended June 30, 2013 as Compared to Three Months Ended June 30, 2014.
The tables presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the three months ended June 30, 2013 and June 30, 2014. Throughout our MD&A, changes that are less than 5% or less than $1.0 million, may be deemed not meaningful and are generally excluded from the discussion.

	For the Three Months Ended
	June 30,			Increase	%
(in thousands, except per share data and % change)	2013		2014	(Decrease)	Change
Net sales	$301,361		$284,184	$(17,177)	(6)%
Cost of sales	252,440		266,231	13,791	5%
Gross profit	48,921		17,953	(30,968)	(63)%
Research and development	2,787		2,903	116	4%
Selling and administrative expenses	30,161		32,137	1,976	7%
Rationalizations	—		831	831	100%
Impairment of long-lived assets	—		121,570	121,570	100%
Operating income (loss)	15,973	—	(139,488)	(155,461)	(973)%
Other expense (income), net	975		(41)	(1,016)	(104)%
Interest expense	8,947		9,155	208	2%
Interest income	(49)		(55)	(6)	12%
Income (loss) before provision for income taxes	6,100		(148,547)	(154,647)	(2,535)%
Provision for (benefit from) income taxes	1,718		6,886	5,168	301%
Net income (loss)	$4,382		$(155,433)	$(159,815)	(3,647)%
Basic income (loss) per common share:	$0.03		$(1.14)	$(1.17)
Diluted income (loss) per common share:	$0.03		$(1.14)	$(1.17)

Net sales, by operating segment for the three months ended June 30, 2013 and June 30, 2014 were:

	For the Three Months Ended
	June 30,		(Decrease)%
(in thousands, except per % change)	2013	2014	Increase	Change
Industrial Materials	$231,339	$206,655	$(24,684)	(11)%
Engineered Solutions	70,022	77,529	7,507	11%
Total net sales	$301,361	$284,184	$(17,177)	(6)%

An analysis of the components of change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	(2)%	(10)%	1%	(11)%
Engineered Solutions	11%	(1)%	1%	11%

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Net sales. Net sales for our Industrial Materials segment decreased to $206.7 million in the three months ended June 30, 2014 from $231.3 million in the three months ended June 30, 2013. This decrease was driven primarily by a deterioration in the realized selling price of electrodes partially offset by increased graphite electrode sales volumes. The weighted average selling price, excluding currency impacts, of electrodes in the three months ended June 30, 2014 decreased approximately 12% compared to the three months ended June 30, 2013. Additionally, our needle coke business experienced third party price declines in the three months ended June 30, 2014, compared to the same period of 2013. While we experienced increased graphite electrode sales volumes, these volume increases were offset by decreased third-party sales volume of needle coke as we are sourcing a greater percentage of needle coke internally.
Net sales for our Engineered Solutions segment increased to $77.5 million in the three months ended June 30, 2014, compared to net sales of $70.0 million in the three months ended June 30, 2013. The increase in revenue was primarily driven by new product sales of high temperature furnace systems and other products serving industrial sectors resulting in increased sales of $4.3 million in our advance graphite materials products. Additionally, sales increased in our advanced electronics technologies products resulting from increased sales volumes of our thermal solutions serving the advanced consumer electronics market.
Cost of sales. For the three months ended June 30, 2014, we experienced increases in cost of sales of $13.8 million. Costs related to rationalization initiatives recorded in cost of sales for the three months ended June 30, 2014 were $20.6 million. Excluding these charges, cost of sales decreased by $6.8 million compared to the three months ended June 30, 2013. The decrease was primarily driven by lower sales volumes for our needle coke products as a result of an increase in internal coke usage and the reduced graphite electrode manufacturing cost driven by our rationalization initiatives compared to the three months ended June 30, 2013.  The three months ended June 30, 2014 also included approximately $6 million of costs incurred at our Seadrift facility for an extended maintenance outage.
Selling and administrative expenses. Selling and administrative expenses increased $2.0 million in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, due primarily to $2.4 million of incremental costs associated with our annual shareholder meeting and the contested election of directors. Stock-based compensation expense in the three months ended June 30, 2013 was positively impacted by a $1.3 million adjustment to compensation expense to due changes in share multiples for certain performance share units.
Rationalizations. During the three months ended June 30, 2014, we recorded a $0.8 million charge for rationalizations, primarily related to severance and contract termination costs in our Industrial Materials segment. These charges were due to the planned closures of our South Africa and Brazil graphite electrode manufacturing operations and our machine shop in Russia that were announced in 2013. Going forward, we anticipate that these actions will result in annual savings of $75 million, with approximately $50 million to be realized in 2014.
Impairments. In the second quarter of 2014, we announced additional rationalization initiatives in our Engineered Solutions segment resulting from deteriorated pricing and competitor responses for certain products (see Note 2 to the financial statements). As a result we recorded long-lived asset impairment charges of $121.6 million and other related charges totaling $10.6 million. Going forward, we anticipate that these actions will result in annual savings of $16 million, with approximately $1 million to be realized in 2014. If business conditions and plans do not achieve our expected returns in the Engineered Solutions segment, we may undertake additional restructurings, rationalizations or similar actions which could result in additional charges, write-offs and impairments.
The company is also reevaluating its business structure of the Industrial Materials and Engineered Solutions segments and the ongoing needs to support those businesses. The company expects to complete this assessment over the next quarter. Anticipated actions under consideration include a combination of layoffs, attrition, early retirement, reduced contractor costs and other cost savings initiatives designed to simplify work processes and drive greater accountability.
Other expense (income). During the three months ended June 30, 2014, we experienced foreign currency exchange gains of $0.5 million, compared to foreign currency exchange losses of $0.3 million during the three months ended June 30, 2013.
Segment operating income (loss). Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income (loss) by segment for the three months ended June 30, 2013 and June 30, 2014:

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

	For the Three Months Ended June 30,
	2013	2014
	(Dollars in thousands)
Industrial Materials	$7,530	$(11,366)
Engineered Solutions	8,443	(128,122)
Total segment operating income (loss)	$15,973	$(139,488)
The percentage relationship of cost of operations to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	For the Three Months Ended June 30,
	(Percentage of sales)
	2013	2014	Change
Industrial Materials	97%	106%	9%
Engineered Solutions	88%	265%	177%
Segment operating costs and expenses as a percentage of sales for Industrial Materials increased to 106% for the three months ended June 30, 2014, compared to 97% for the three months ended June 30, 2013. This increase in costs is primarily due $9.0 million of rationalization and related expenses incurred during the three months ended June 30, 2014. Additionally, Industrial Materials recorded approximately $1.9 million of costs related to our annual meeting. Excluding these costs, Industrial Materials was essentially break even for during the three months ended June 30, 2014. Both our graphite electrodes and needle coke products continues to face downward pricing pressure, eroding margins compared to the three months ended June 30, 2013.
 Segment operating costs and expenses as a percentage of sales for Engineered Solutions increased from 88% for the three months ended June 30, 2013 to 265% for the three months ended June 30, 2014 due primarily to our recently announced rationalization initiatives. Excluding these costs of $133.1 million, operating expenses as a percentage of sales would have been 94%, a 6% increase from the three months ended June 30, 2013. Although both our advanced electronics technologies and advanced graphite materials product groups had higher sales volumes in the three months ended June 30, 2014 compared to the same period in 2013, downward pricing pressure, particularly in products servicing advanced consumer electronics customers, along with higher costs related to the introduction of new products into the market eroded operating margins.
Provision for income taxes. The following table summarizes the expense/(benefit) for income taxes for the three months ended June 30, 2013 and June 30, 2014:

	For the Three Months Ended June 30,
	2013	2014
	(Dollars in thousands)
Tax expense	$1,718	$6,886
Pretax income (loss)	$6,100	$(148,547)
Effective tax rates	28.2%	(4.6)%

For the three months ended June 30, 2014, the effective tax rate differs from the U.S. statutory rate of 35% primarily due to the recording of a valuation allowance against U.S. net deferred tax assets. During the second quarter of 2014, GrafTech impaired certain long-lived assets and announced the exit of certain product lines within our Advanced Graphite Material ("AGM") product group, which is described in more detail in Note 2. The impairment charges and other impairment related charges were incurred primarily in the U.S. jurisdiction. As a result, we determined that it is no longer “more likely than not” that we will generate sufficient future U.S. taxable income to realize our U.S. net deferred tax assets. As a result of the significant negative evidence of recent losses, the Company recognized a $57.0 million non-cash charge in the second quarter of 2014 to increase the valuation allowance against these deferred income tax assets. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

For the three months ended June 30, 2013, the effective tax rate differs from the U.S. statutory rate of 35% due to a tax rate change applied to certain deferred tax assets and jurisdictional mix of income.
Six Months Ended June 30, 2013 as Compared to Six Months Ended June 30, 2014.
The tables presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the six months ended June 30, 2013 and June 30, 2014. Throughout our MD&A, changes that are less than 5% or less than $1.0 million, may be deemed not meaningful and are generally excluded from the discussion.

	For the Six Months Ended
	June 30,		Increase	%
(in thousands, except per share data and % change)	2013	2014	(Decrease)	Change
Net sales	$555,088	$564,975	$9,887	2%
Cost of sales	457,617	521,328	63,711	14%
Gross profit	97,471	43,647	(53,824)	(55)%
Research and development	5,880	5,673	(207)	(4)%
Selling and administrative expenses	59,874	62,044	2,170	4%
Rationalizations	—	917	917	N/A
Impairment of long-lived assets	—	121,570	121,570	N/A
Operating income (loss)	31,717	(146,557)	(178,274)	(562)%
Other expense, net	1,525	753	(772)	(51)%
Interest expense	17,955	18,154	199	1%
Interest income	(113)	(113)	—	—%
Income (loss) before provision for income taxes	12,350	(165,351)	(177,701)	(1,439)%
Provision for (benefit from) income taxes	3,758	1,599	(2,159)	(57)%
Net income (loss)	$8,592	$(166,950)	$(175,542)	(2,043)%
Basic income (loss) per common share:	$0.06	$(1.23)	$(1.29)
Diluted income (loss) per common share:	$0.06	$(1.23)	$(1.29)
Net sales, by reportable segment for the six months ended June 30, 2013 and June 30, 2014 were:

	For the Six Months Ended June 30,		(Decrease)%
(in thousands, except per % change)	2013	2014	Increase	Change
Industrial Materials	$440,116	$425,431	$(14,685)	(3)%
Engineered Solutions	114,972	139,544	24,572	21%
Total net sales	$555,088	$564,975	$9,887	2%
An analysis of the components of change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	9%	(13)%	1%	(3)%
Engineered Solutions	31%	(10)%	—%	21%
Net sales. Net sales for our Industrial Materials segment decreased by $14.7 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Net sales were impacted by a deterioration in the realized selling price of electrodes in the six months ended June 30, 2014. The weighted average selling price, excluding

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

currency impacts, of electrodes in the six months ended June 30, 2014 decreased approximately 14% compared to the six months ended June 30, 2013. Partially offsetting the decrease in sales price was an increase in volumes of 9% in total, driven primarily by graphite electrode volumes, offset slightly by lower third party sales in our needle coke business as we sourced a greater percentage of needle coke internally.
Net sales for our Engineered Solutions segment increased $24.6 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in revenue was primarily driven by new product sales of high temperature furnace systems and other products serving industrial sectors and thermal solutions serving the advanced consumer electronics market. Specifically, sales of our advanced graphite materials products increased $16.3 million compared to the six months ended June 30, 2013. At the same time, our advanced electronics technologies product sales increased $10.0 million, due to volume improvements compared to the six months ended June 30, 2013.
Cost of sales. For the six months ended June 30, 2014, we experienced increases in cost of sales of $63.7 million compared to the six months ended June 30, 2013. Excluding rationalization and impairment related charges (primarily accelerated depreciation), the increase in cost of sales was $26.3 million. This increase was primarily driven by costs associated with higher graphite electrode volumes, which accounted for an increase of $31.0 million. Partially offsetting these cost increases were lower manufacturing costs of $10.7 million in graphite electrodes primarily due to the effects of our rationalization initiative.
Selling and administrative expenses. Selling and administrative expenses increased $2.2 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, due primarily to $2.4 million costs associated with our annual meeting. Stock-based compensation expense in the six months ended June 30, 2013 was positively impacted by a $1.3 million adjustment to compensation expense to due changes in share multiples for certain performance share units.
Rationalizations. In the six months ended June 30, 2014, we incurred $0.9 million of rationalization charges, primarily related to severance and contract termination costs in our Industrial Materials segment. These charges were due to the closures of our South Africa and Brazil graphite electrode manufacturing operations and our machine shop in Russia that were announced in 2013. Going forward, we anticipate that these actions will result in annual savings of $75 million, with approximately $50 million to be realized in 2014.
Impairments. In the second quarter of 2014, we announced additional rationalization initiatives in our Engineered Solutions segment resulting from deteriorated pricing and competitor responses for certain products (see Note 2 to the financial statements). As a result we recorded long-lived asset impairment charges of $121.6 million and other related charges totaling $10.6 million. Going forward, we anticipate that these actions will result in annual savings of $15 million, with approximately $1 million to be realized in 2014.
The company is also reevaluating its business structure of the Industrial Materials and Engineered Solutions segments and the ongoing needs to support those businesses. The company expects to complete this assessment over the next quarter. Anticipated actions under consideration include a combination of layoffs, attrition, early retirement, reduced contractor costs and other cost savings initiatives designed to simplify work processes and drive greater accountability.
Other expense (income). During the six months ended June 30, 2014, we experienced foreign currency exchange gains of $0.7 million, compared to foreign currency exchange losses of $0.7 million during the six months ended June 30, 2013.
Segment operating income (loss). Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the six months ended June 30, 2013 and June 30, 2014:

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2014
	(Dollars in thousands)
Industrial Materials	$23,608	$(20,790)
Engineered Solutions	8,109	(125,767)
Total segment operating income (loss)	$31,717	$(146,557)
The percentage relationship of cost of operations to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	For the Six Months Ended
	June 30,
	(Percentage of sales)
	2013	2014	Change
Industrial Materials	95%	105%	10%
Engineered Solutions	93%	190%	51%
Segment operating costs and expenses as a percentage of sales for Industrial Materials increased to 105% for the six months ended June 30, 2014, compared to 95% for the six months ended June 30, 2013. Excluding rationalization and related charges of $26.5 million, operating expenses as a percentage of sales for the six months ended June 30, 2014 were 99%, a 4% increase from the six months ended June 30, 2013. This increase is due primarily to margin contraction caused by decreased pricing, particularly related to graphite electrode and needle coke products.
 Segment operating costs and expenses as a percentage of sales for Engineered Solutions increased from 93% for the six months ended June 30, 2013 to 190% for the six months ended June 30, 2014 due to the rationalization initiatives and related impairments announced in the second quarter of 2014. Excluding these costs, segment operating costs and expenses as a percentage of sales would have increased slightly to 95%. This increase was due to margin contraction caused by decreased pricing in our consumer electronics business, and higher costs related to the introduction of new products into the market.
 Provision for income taxes. The following table summarizes the expense for income taxes for the six months ended June 30, 2013 and June 30, 2014:

	For the Six Months Ended
	June 30,
	2013	2014
	(Dollars in thousands)
Tax expense	$3,758	$1,599
Pretax income (loss)	$12,350	$(165,351)
Effective tax rates	30.4%	(1.0)%

For the six months ended June 30, 2014, the effective tax rate differs from the U.S. statutory rate of 35% primarily due to the recording of a valuation allowance against our U.S. deferred tax attributes. During the second quarter of 2014, GrafTech impaired certain long-lived assets and announced the exit of certain product lines within our Advanced Graphite Material ("AGM") product group, which is described in more detail in Note 2. The impairment charges and other impairment related charges were incurred primarily in the U.S. jurisdiction. As a result, we determined that it is no longer “more likely than not” that we will generate sufficient future U.S. taxable income to realize our U.S. net deferred tax assets.As a result of the significant negative evidence of recent losses, the Company recognized a $57.0 million non-cash charge in the second quarter of 2014 to increase the valuation allowance against these deferred income tax assets. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

For the three months ended June 30, 2013, the effective tax rate differs from the U.S. statutory rate of 35% due to a tax rate change applied to certain deferred tax assets and jurisdictional mix of income.

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
For net sales of Industrial Materials, the impact of changes in the average exchange rates of other currencies against the U.S. dollar for the six months ended June 30, 2014 was an increase of $4.4 million compared to the same period of 2013. The impact of the exchange rate changes on cost of sales of Industrial Materials for the six months ended June 30, 2014 was a decrease of $0.2 million compared to the same period of 2013. Changes in currency exchange rates increased net sales of our Engineered Solutions segment by $0.4 million and increased cost of sales by 0.3 million in the six months ended June 30, 2014 as compared to the same period for 2013.
As part of our cash management, we also have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Operations.
The remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities resulted in a nominal loss in the six months ended June 30, 2013, compared to a gain of $0.6 million in the six months ended June 30, 2014.
We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by currency exchange rate changes, as described under “Part I, Item 3–Quantitative and Qualitative Disclosures about Market Risk”.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

 Liquidity and Capital Resources
We believe that we have adequate liquidity to meet all of our present needs. Disruptions in the U.S. and international financial markets, however, could adversely affect our liquidity and the cost and availability of financing to us in the future. As of June 30, 2014 we had cash and cash equivalents of $20.7 million, long-term debt of $551.5 million, short-term debt of $0.1 million and stockholder’s equity of $1,164 million. We also had $299 million of unused borrowing capacity under the Revolving Facility (after considering financial covenants restrictions and outstanding letters of credit of approximately $7.2 million). As a part of our cash management activities, we manage accounts receivable credit risk, collections, and accounts payable vendor terms to maximize our free cash at any given time and minimize accounts receivable losses.
Our sources of funds have consisted principally of cash flow from operations and debt including our Revolving Facility. Our uses of those funds (other than for operations) have consisted principally of capital expenditures, the repurchase of common shares outstanding, cash paid for acquisitions and associated expenses and debt reduction payments and other obligations.
We have a supply chain financing arrangement with a financing party that provides additional working capital liquidity of up to $49.3 million. Under this arrangement, we essentially assigned our rights to purchase needle coke from a third-party supplier to the financing party. The financing party purchases the product from our supplier under the supplier's standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment to the financing party for this needle coke includes a mark-up (the “Mark-Up”). The Mark-Up is subject to quarterly reviews. In effect, we have a longer period of time to pay the financing party than by purchasing directly from the supplier which helps us maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. We recognized Mark-Up of $0.3 million as interest expense in the six months ended June 30, 2013. We had minimal borrowings under this arrangement during the six months ended June 30, 2014 and as such, we incurred negligible Mark-Up.
In the event that operating cash flow and the financing of needle coke purchases fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our Revolving Facility.
We use cash flow from operations, funds from supply chain financing, and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as well as cash on hand as our primary sources of liquidity. On April 23, 2014, GrafTech and certain of its subsidiaries entered into an Amended and Restated Credit Agreement that provides for, among other things, a five-year tenor, reduced borrowing spreads and greater financial flexibility. This amended facility has a maximum borrowing capacity of $470 million principal and matures in April 2019. As of June 30, 2014, we had outstanding borrowings drawn from the Revolving Facility of $68.0 million and outstanding letters of credit of $7.2 million.
The interest rate applicable under the Amended and Restated Credit Agreement is, at GrafTech’s option, either LIBOR plus a margin ranging from 1.25% to 2.00% (depending on our total net leverage ratio) or, in the case of dollar denominated loans, the alternate base rate plus a margin ranging from 0.25% to 1.00% (depending upon such ratio). The alternate base rate is the highest of (i) the prime rate announced by JPMorgan Chase Bank, N.A., (ii) the federal fund effective rate plus one-half of 1.0% and (iii) the London interbank offering rate (as adjusted) for a one-month period plus 1.0%. We pay a per annum fee ranging from 0.20% to 0.35% (depending on our total leverage ratio) on the undrawn portion of the commitments under the Revolving Facility.
As of June 30, 2014, we were in compliance with all financial and other covenants contained in the Revolving Facility. These covenants include maintaining a cash minimum interest coverage ratio of at least 2.50 to 1.00 and a maximum senior secured leverage ratio of 3.00 to 1.00, which are measured based on a rolling average of the prior four quarters. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants through December 31, 2014. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver, amendment or refinancing on acceptable terms or at all.
As of June 30, 2014, approximately 88% of our debt consists of fixed rate or zero interest rate obligations compared to 86% as of December 31, 2013.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Cash Flow and Plans to Manage Liquidity. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of capital expenditures, acquisitions, stock repurchases and other factors.
Certain of our obligations could have a material impact on our liquidity. Cash flow from operations and from financing activities services payment of our obligations, thereby reducing funds available to us for other purposes. As of June 30, 2014 we had $299 million of unused borrowing capacity under the Revolving facility (after considering financial covenants restrictions and outstanding letters of credit of approximately $7.2 million). We expect to use a substantial portion of that capacity for general purposes including capital expenditures, acquisitions, stock repurchases and other purposes including cash outlfows related to rationalization activities. Continued volatility in the global economy may require additional borrowings under our Revolving Facility if our supply chain financing arrangement is terminated. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn could significantly and negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.
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
We had positive cash flow from operating activities during 2010, 2011, 2012, 2013 and through June 30, 2014. Although the global economic environment experienced significant swings in these periods, our working capital management and cost-control initiatives allowed us to remain operating cash flow positive in both times of declining and improving operating results.
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
Related Party Transactions. Mr. Nathan Milikowsky, a current director of GrafTech and previously a director of GrafTech from December 2010 through May 2013, and certain members of his immediate family and certain entities in which he and members of his immediate family have interests, were substantial equity owners of Seadrift and C/G prior to the acquisitions of those entities by the Company. In connection with those acquisitions, Mr. Milikowsky, his immediate family members and those entities received a portion of the aggregate consideration paid to the equity holders of Seadrift and C/G pursuant to the Seadrift Merger Agreement and the C/G Merger Agreement, which was comprised of shares of the Company's common stock, cash and Senior Subordinated Notes.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Cash Flows.
The following is a discussion of our cash flow activities:

	For the Six Months Ended
	June 30,
	2013	2014
	(Dollars in millions)
Cash flow provided by (used in):
Operating activities	$11.6	$55.9
Investing activities	$(36.8)	$(41.3)
Financing activities	$19.4	$(5.9)
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

•
cash outflows for inventories of $33.4 million primarily due to increased volumes on hand, which was a result of contractually obligated raw material purchases and lower than expected sales volumes; and

•	net cash outflows from decreases in accounts payable and accruals of $29.7 million through normal operations.
Other uses of cash in the six months ended June 30, 2013 included contributions to pension and other benefit plans of $4.5 million.
During the six months ended June 30, 2014, changes in working capital resulted in a net source of funds of $30.4 million which was impacted by:

•	cash inflows of $22.2 million from the decrease in accounts receivable due to the timing and collection of customer sales and collections;

•	cash inflows from inventories of $42.3 million due primarily to reduced volumes on hand;

•	net cash outflows from decreases in accounts payable and accruals of $0.3 million, due primarily to changes in tax accruals and payables;

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

•	decrease in rationalization accruals of $15.1 million, due primarily to severance payments;
Other uses of cash in the six months ended June 30, 2014 included contributions to pension and other benefit plans of $5.6 million.
Investing Activities.
Net cash used in investing activities was $36.8 million during the six months ended June 30, 2013, and included capital expenditures of $38.5 million and proceeds from derivative instruments of $1.5 million.
Net cash used in investing activities was $41.3 million during the six months ended June 30, 2014 and included capital expenditures of $46.5 million and proceeds from the sales of assets of $2.5 million (including rationalization related scrap proceeds of $1.0 million). During the six months ended June 30, 2014, we received $2.8 million of recoveries related to an insurance claim made for casualty losses related to productive equipment damaged in a fire.
 Financing Activities.
Net cash flow provided by financing activities was $19.4 million during the six months ended June 30, 2013 and included net borrowings under our Revolving Facility of $40.5 million which were primarily used to fund capital expenditures and fund working capital additions.
Net cash flow used in financing activities was $5.9 million during the six months ended June 30, 2014, we used $9.5 million to pay off our supply chain financing agreement. Net borrowings under our Revolver and short term debt agreements resulted in a source of cash of $3.0 million.
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
The outstanding foreign currency derivatives as of December 31, 2013 represented a net unrealized loss of $0.1 million and a net unrealized gain of $0.2 million as of June 30, 2014.
Energy Commodity Management. We periodically enter into commodity derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas and refined oil product exposure. The outstanding contracts as of December 31, 2013 and June 30, 2014 represented net unrealized gains of $0.8 million and $0.3 million, respectively.
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
Sensitivity Analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our foreign currency derivatives and our commodity derivatives. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of June 30, 2014, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a corresponding increase of $0.03 million or a corresponding decrease of $0.5 million, respectively, in the fair value of the foreign currency hedge portfolio. A 10% increase or decrease in the value of the underlying commodity prices that we hedge would result in a corresponding increase or decrease of $0.9 million as of June 30, 2014 in the fair value of the commodity hedge portfolio. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
We had no interest rate derivative instruments outstanding as of June 30, 2014. A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $0.4 million for the six months ended June 30, 2014.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective at the reasonable assurance level as of June 30, 2014.
Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2014 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings
The information required by this Item is set forth in Note 12, “Contingencies” of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in Part I-Item IA of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 24, 2012, our Board of Directors authorized a share repurchase program for up to ten million shares of our common stock. Purchases under this program may take place from time to time in the open market, or through privately negotiated transactions, as market, industry and economic conditions warrant. We had not yet made any purchases under this program as of June 30, 2014.
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

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 1 through April 30, 2014	3,844	$11.24	—	10,000,000
May 1 through May 31, 2014	22,416	10.49	—	10,000,000
June 1 through June 30, 2014	84	10.45	—	10,000,000

* Purchases of vested restricted stock shares from employees as payment for the withholding taxes due upon the vesting or payment of stock awards.

Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information.
Not Applicable.

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 6. Exhibits
The exhibits listed in the following table have been filed as part of this Report.

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Joel L. Hawthorne, President and Chief Executive Officer (Principal Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Erick R. Asmussen, Vice President and Chief Financial Officer (Principal Financial Officer).

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joel L. Hawthorne, President and Chief Executive Officer (Principal Executive Officer).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Erick R. Asmussen, Vice President and Chief Financial Officer (Principal Financial Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	August 11, 2014	By:	/s/ Erick R. Asmussen
Erick R. Asmussen
Vice President and Chief Financial Officer (Principal Financial Officer)