Form 10-Q
period 2014-09-30
GRAFTECH INTERNATIONAL LTD
filed 2014-10-31
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of October 14, 2014, 136,420,023 shares of common stock, par value $.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	As of December 31, 2013	As of September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$11,888	$10,878
Accounts and notes receivable, net of allowance for doubtful accounts of $6,718 as of December 31, 2013 and $8,592 as of September 30, 2014	199,566	163,971
Inventories	490,414	418,477
Prepaid expenses and other current assets	73,790	87,988
Total current assets	775,658	681,314
Property, plant and equipment	1,588,880	1,573,995
Less: accumulated depreciation	767,895	908,440
Net property, plant and equipment	820,985	665,555
Deferred income taxes	10,334	13,614
Goodwill	496,810	495,944
Other assets	114,061	105,018
Total assets	$2,217,848	$1,961,445
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115,212	$98,722
Short-term debt	1,161	1,144
Accrued income and other taxes	30,687	26,073
Rationalizations	18,421	12,747
Supply chain financing liability	9,455	—
Other accrued liabilities	40,939	44,211
Total current liabilities	215,875	182,897
Long-term debt	541,593	539,509
Other long-term obligations	97,947	89,984
Deferred income taxes	41,684	40,676
Contingencies – Note 12
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 225,000,000 shares authorized, 151,929,565 shares issued as of December 31, 2013 and 152,604,441 shares issued as of September 30, 2014	1,519	1,525
Additional paid-in capital	1,820,451	1,826,935
Accumulated other comprehensive loss	(292,624)	(313,560)
Retained earnings (deficit)	39,625	(162,268)
Less: cost of common stock held in treasury, 16,341,311 shares as of December 31, 2013 and 16,092,662 shares as of September 30, 2014	(247,190)	(243,098)
Less: common stock held in employee benefit and compensation trusts, 87,206 shares as of December 31, 2013 and 107,406 shares as of September 30, 2014	(1,032)	(1,155)
Total stockholders’ equity	1,320,749	1,108,379
Total liabilities and stockholders’ equity	$2,217,848	$1,961,445
 See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$303,084	$260,458	$858,172	$825,433
Cost of sales	266,440	242,814	724,057	764,142
Gross profit	36,644	17,644	134,115	61,291
Research and development	2,994	2,871	8,874	8,544
Selling and administrative expenses	27,626	26,980	87,500	89,024
Rationalizations	14,593	10,844	14,593	11,761
Impairments	—	—	—	121,570
Operating (loss) income	(8,569)	(23,051)	23,148	(169,608)

Other expense, net	(772)	1,149	753	1,902
Interest expense	9,098	9,069	27,053	27,223
Interest income	(49)	(144)	(162)	(257)
Loss before provision for income taxes	(16,846)	(33,125)	(4,496)	(198,476)

Provision for income taxes	(9,216)	1,818	(5,458)	3,417
Net (loss) income	$(7,630)	$(34,943)	$962	$(201,893)

Basic (loss) income per common share:
Net (loss) income per share	$(0.06)	$(0.26)	$0.01	$(1.48)
Weighted average common shares outstanding	135,134	136,375	134,949	136,007

Diluted (loss) income per common share:
Net (loss) income per share	$(0.06)	$(0.26)	$0.01	$(1.48)
Weighted average common shares outstanding	135,134	136,375	135,122	136,007

STATEMENTS OF COMPREHENSIVE INCOME
Net (loss) income	$(7,630)	$(34,943)	$962	$(201,893)
Other comprehensive income:
Foreign currency translation adjustments	5,230	(22,579)	(11,902)	(20,432)
Commodities and foreign currency derivatives and other, net of tax of ($170), ($39), ($265) and ($92), respectively	476	(668)	683	(504)
Other comprehensive income (loss), net of tax:	5,706	(23,247)	(11,219)	(20,936)
Comprehensive income (loss)	$(1,924)	$(58,190)	$(10,257)	$(222,829)

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2014
Cash flow from operating activities:
Net income (loss)	$962	$(201,893)
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	71,770	93,123
Impairments	—	121,570
Inventory write-downs	1,600	18,800
Deferred income tax provision	(2,563)	(4,943)
Post-retirement and pension plan changes	3,468	4,097
Stock-based compensation	5,938	4,009
Interest expense	10,459	11,105
Other charges, net	3,016	4,047
(Increase) decrease in working capital*	(22,003)	48,577
Increase in long-term assets and liabilities	(7,469)	(15,603)
Net cash provided by operating activities	65,178	82,889
Cash flow from investing activities:
Capital expenditures	(62,698)	(69,314)
Proceeds from the sale of assets	—	4,079
Proceeds from (payments for) derivative instruments	852	(573)
Insurance recoveries	2,333	2,834
Net cash used in investing activities	(59,513)	(62,974)
Cash flow from financing activities:
Short-term debt reductions, net	(4,082)	(17)
Revolving Facility borrowings	134,000	229,000
Revolving Facility reductions	(118,500)	(240,000)
Principal payments on long-term debt	(189)	(158)
Supply chain financing	(14,422)	(9,455)
Proceeds from exercise of stock options	175	2,813
Purchase of treasury shares	(844)	(620)
Revolving Facility refinancing	—	(2,741)
Other	(7,206)	1,011
Net cash used in financing activities	(11,068)	(20,167)
Net decrease in cash and cash equivalents	(5,403)	(252)
Effect of exchange rate changes on cash and cash equivalents	(444)	(758)
Cash and cash equivalents at beginning of period	17,317	11,888
Cash and cash equivalents at end of period	$11,470	$10,878

* Net change in working capital due to the following components:
Change in current assets:
Accounts and notes receivable, net	$30,971	$29,693
Inventories	(13,581)	46,424
Prepaid expenses and other current assets	(11,049)	(15,560)
Decrease in accounts payable and accruals	(47,541)	(11,072)
Rationalizations	14,129	(5,671)
Increase in interest payable	5,068	4,763
(Increase) decrease in working capital	$(22,003)	$48,577

See accompanying Notes to Consolidated Financial Statements

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Organization and Summary of Significant Accounting Policies
A. Organization
GrafTech International Ltd. (the "Company") is one of the world’s largest manufacturers and providers of high quality synthetic and natural graphite and carbon based products. References herein to “GTI,” “we,” “our,” or “us” refer collectively to GrafTech International Ltd. and its subsidiaries. We have seven major product categories: graphite electrodes, refractory products, needle coke products, advanced electronics technologies, advanced graphite materials, advanced composite materials and advanced materials, which are reported in the following segments:
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
B. Basis of Presentation
The interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The December 31, 2013 financial position data included herein was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”) but does not include all disclosures required by GAAP. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the accompanying notes, contained in the Annual Report.
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
C. New Accounting Standards
In July 2013, the Financial Accounting Standards Board ("FASB") issued guidance on Income Taxes titled “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This guidance requires that financial statements reflect a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward as reduced by any unrecognized tax benefit or a portion of an unrecognized tax benefit. The updated guidance became effective for the Company's interim and annual periods beginning after December 15, 2013. We adopted the guidance effective January 1, 2014 and its implementation did not have a material impact to our financial statements.
In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. We are in the process of assessing the impact of the adoption of ASU 2014-09 on the Company's financial position, results of operations and cash flows.

(2)	Rationalizations and Impairments
2013 Industrial Materials Rationalization
On October 31, 2013, we announced a global initiative to reduce our Industrial Materials segment's cost base and improve our competitive position. As part of this initiative, we ceased production at our two highest cost graphite electrode plants, located in Brazil and South Africa, as well as a machine shop in Russia. These actions were substantially completed during the first half of 2014. Our graphite electrode capacity was reduced by approximately

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

60,000 metric tons as a result of these actions. In parallel, we adopted measures for reductions in overhead and related corporate operations. These actions and measures reduced global headcount by approximately 600 people, or approximately 20 percent of our global workforce.

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

Total 2013 Rationalization Initiatives Impact to 2014 Financial Results
In the three and nine months ended September 30, 2014, as a result of the 2013 rationalization initiatives we incurred rationalization charges of $0.1 million and $0.9 million, respectfully, primarily related to contract termination costs. We also incurred non-cash accelerated depreciation charges of $0.8 million and $22.5 million in the three and nine months ended September 30, 2014, respectively. Other rationalization-related charges recorded in cost of sales in the three and nine months ended September 30, 2014 were $1.6 million and $6.8 million, respectively, and included cleaning and dismantling costs and loss reserves for inventory.

Charges incurred related to the 2013 rationalization initiatives for the three and nine months ended September 30, 2014 are as follows:

	For the Three Months Ended September 30, 2014			For the Nine Months Ended September 30, 2014
	Industrial Materials Segment	Engineered Solutions Segment	Total	Industrial Materials Segment	Engineered Solutions Segment	Total
	(Dollars in thousands)			(Dollars in thousands)
Accelerated depreciation (recorded in Cost of sales)	$838	$—	$838	$21,690	$826	$22,516
Other (recorded in Cost of sales)	1,618	6	1,624	6,194	622	6,816
Other (recorded in Selling and administrative)	21	—	21	99	—	99
Severance and related costs (recorded in Rationalizations)	(52)	—	(52)	366	(28)	338
Contract terminations (recorded in Rationalizations)	81	—	81	609	—	609
Total 2013 rationalization plan and related charges	$2,506	$6	$2,512	$28,958	$1,420	$30,378

The 2013 rationalization initiatives will result in approximately $100 million of pre-tax charges, of which approximately $30 million will be cash outlays (net of cash inflows). Through September 30, 2014, we incurred $96.1 million of expense related to these initiatives.

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

(Dollars in thousands)
Balance as of December 31, 2013	$18,421
Charges incurred	693
Change in estimates	254
Payments and settlements	(16,053)
Effect of change in currency exchange rates	(997)
Balance as of September 30, 2014	$2,318

2014 Engineered Solutions Rationalization

On July 29, 2014, we announced additional rationalization initiatives to increase profitability, reduce cost and improve global competitiveness in our Engineered Solutions segment. During the second quarter of 2014, worldwide pricing of our isomolded graphite products ("isomolded") within our Advanced Graphite Material ("AGM") product group, as well as our expectation of future pricing, significantly eroded, driven by significant over-capacity and recent competitor responses. In addition, solar product demand continued to erode, with polysilicon, silicon and silicon wafer production migrating to China. New competitors servicing this industry commenced production in China at pricing levels making the market now unprofitable. As a result of these conditions, the Company decided to cease isomolded production and pursue alternative supply chain relationships in our isomolded product line.

As a result of the above, we tested our long-lived assets used to produce advanced graphite materials for recovery, based on undiscounted cash flows from the use and eventual disposition of these assets. The carrying value of the assets exceeded these undiscounted cash flow and, accordingly, we estimated the fair-value of these long-lived assets based on a market participant view. This resulted in an impairment charge totaling $121.6 million in the nine months months ended September 30, 2014, and included the impairment of certain acquired customer relationship and technology intangible assets. Goodwill associated with this line of business of $0.4 million was fully impaired, and included in the $121.6 million charge. Other impairment related charges, primarily inventory write-downs, were $13.4 million in the nine months ended September 30, 2014. If business conditions and plans do not achieve our expected returns in the Engineered Solutions segment, we may undertake additional restructurings, rationalizations or similar actions which could result in additional charges, write-offs and impairments.

Charges incurred related to the 2014 Engineered Solutions rationalization initiatives for the three and nine months ended September 30, 2014 are as follows:

	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
	(dollars in thousands)

Accelerated depreciation (recorded in Cost of sales)	$2,802	$2,802
Other (recorded in Cost of sales)	2,780	13,341
Severance and related charges (recorded in Rationalizations)	2,537	2,537
Contract terminations (recorded in Rationalizations)	74	74
Impairments (recorded in Impairments)	—	121,570
Total 2014 Engineered Solutions rationalization and related charges	$8,193	$140,324

The 2014 Engineered Solution rationalization will result in approximately $25 million of pre-tax charges (excluding impairments of $121.6 million), of which, approximately $5 million will be cash outlays (net of cash inflows),

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the majority of which will be incurred in 2014. Through September 30, 2014 we have incurred $18.8 million related to this program.

The following table represents the roll-forward of the liability incurred for employee termination benefits and contract termination costs incurred in connection with the 2014 Engineered Solutions rationalization initiatives described above. This liability is recorded as a current liability on the Consolidated Balance Sheet.

(Dollars in thousands)
Balance as of December 31, 2013	$—
Charges incurred	2,611
Change in estimates	—
Payments and settlements	(386)
Effect of change in currency exchange rates	—
Balance as of September 30, 2014	$2,225

2014 Corporate and Research & Development Rationalization
During the third quarter of 2014, we announced the conclusion of another phase of our on-going company-wide cost savings assessment. This resulted in changes to the Company’s operating and management structure in order to streamline, simplify and decentralize the organization. These actions will reduce costs by a combination of reduced contractor costs, attrition, early retirements and layoffs. Additionally, the Company will downsize its corporate functions by approximately 25 percent, relocate to a smaller, more cost effective corporate headquarters and establish a new Technology and Innovation Center.
Charges incurred related to the 2014 Corporate and Research & Development rationalization initiatives for the three and nine months ended September 30, 2014 are as follows:

For the Three and Nine Months Ended September 30, 2014
(dollars in thousands)

Accelerated depreciation (recorded in Cost of sales)	$5
Accelerated depreciation (recorded in Overhead)	89
Severance and related costs (recorded in Rationalizations)	8,130
Contract terminations (recorded in Rationalizations)	74
Total 2014 corporate rationalization and related charges	$8,298

The 2014 Corporate and Research and Development rationalization plan will result in approximately $20 million of charges consisting of severance, accelerated depreciation and other related costs . Approximately $12 million of these costs will be cash outlays, the majority of which are expected to be disbursed in 2015.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the roll-forward of the liability incurred for employee termination benefits and contract termination costs incurred in connection with the 2014 Corporate and Research & Development rationalization initiatives described above. This liability is recorded as a current liability on the Consolidated Balance Sheet.

(Dollars in thousands)
Balance as of December 31, 2013	$—
Charges incurred	8,204
Change in estimates	—
Payments and settlements	—
Effect of change in currency exchange rates	—
Balance as of September 30, 2014	$8,204

(3)	Stock-Based Compensation
For the three months ended September 30, 2013 and 2014, we recognized stock-based compensation expense totaling $2.2 million and $1.3 million, respectively. A majority of the expense, $2.0 million and $1.2 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statements of Operations, with the remaining expenses recorded as cost of sales and research and development.
For the nine months ended September 30, 2013 and 2014, we recognized stock-based compensation expense of $5.9 million and $4.0 million, respectively. A majority of the expense, $5.4 million and $3.3 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statements of Operations, with the remaining expenses recorded as cost of sales and research and development.
As of September 30, 2014, the total compensation cost related to non-vested restricted stock, performance shares and stock options not yet recognized was $7.2 million, which will be recognized over the remaining weighted average life of 1.23 years.
Restricted Stock and Performance Shares
Restricted stock and performance share awards activity under the plans for the nine months ended September 30, 2014 was:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested as of January 1, 2014	1,633,491	$10.98
Granted	215,100	10.53
Vested	(188,732)	13.90
Forfeited/canceled/expired	(807,296)	10.20
Outstanding unvested as of September 30, 2014	852,563	10.98

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Options
Stock option activity under the plans for the nine months ended September 30, 2014 was:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of January 1, 2014	1,916,718	$12.47
Granted	145,034	11.56
Forfeited/canceled/expired	(174,093)	11.64
Exercised	(316,733)	8.88
Outstanding as of September 30, 2014	1,570,926	13.20

(4)	Earnings per Share
The following table shows the information used in the calculation of our share counts for basic and diluted earnings per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Weighted average common shares outstanding for basic calculation	135,134,144	136,374,914	134,948,507	136,006,573
Add: Effect of stock options and restricted stock	—	—	173,107	—
Weighted average common shares outstanding for diluted calculation	135,134,144	136,374,914	135,121,614	136,006,573
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
The weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of stock options covering 1,529,213 and 1,541,048 shares in the three months ended September 30, 2013 and 2014, respectively, and 1,529,213 and 1,193,851 shares in the nine months ended September 30, 2013 and 2014 respectively, as these shares are anti-dilutive.

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
The following tables summarize financial information concerning our reportable segments:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(Dollars in thousands)		(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$233,277	$208,573	$673,394	$634,004
Engineered Solutions	69,807	51,885	184,778	191,429
Total net sales	$303,084	$260,458	$858,172	$825,433
Segment operating (loss) income:
Industrial Materials	$(12,945)	$(7,219)	$10,663	$(28,009)
Engineered Solutions	4,376	(15,832)	12,485	(141,599)
Total segment operating (loss) income	$(8,569)	$(23,051)	$23,148	$(169,608)

Reconciliation of segment operating (loss) income to loss before provision for income taxes
Other expense (income), net	$(772)	$1,149	$753	$1,902
Interest expense	9,098	9,069	27,053	27,223
Interest income	(49)	(144)	(162)	(257)
Loss before provision for income taxes	$(16,846)	$(33,125)	$(4,496)	$(198,476)
Assets are managed based on geographic location because our reportable segments share certain facilities. Assets by reportable segment are estimated based on the value of property, plant and equipment at each location and the activities performed at the location.  As a result of the rationalization initiatives and related impairments discussed in Note 2, the carrying value of our property, plant and equipment has changed significantly since December 31, 2013. The following is a summary of property, plant and equipment by reportable segment.

	As of December 31, 2013	As of September 30, 2014
	(Dollars in thousands)
Property, plant & equipment:
Industrial Materials	$601,322	$568,213
Engineered Solutions	219,663	97,342
Total property, plant & equipment	$820,985	$665,555

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	Benefit Plans
The components of our consolidated net pension costs are set forth in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$489	$473	$1,467	$1,419
Interest cost	1,985	2,169	5,955	6,507
Expected return on plan assets	(1,706)	(1,938)	(5,118)	(5,814)
Amortization of prior service cost	6	1	18	3
Net cost	$774	$705	$2,322	$2,115

The components of our consolidated net postretirement costs are set forth in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$28	$19	$84	$57
Interest cost	331	352	993	1,056
Curtailment loss	—	—	—	1,048
Amortization of prior service benefit	(50)	(47)	(150)	(141)
Net cost	$309	$324	$927	$2,020

(7)	Goodwill and Other Intangible Assets
We are required to review goodwill and indefinite-lived intangible assets annually for impairment. Goodwill impairment is tested at the reporting unit level (graphite electrodes, needle coke and advanced graphite materials) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
Our annual impairment test of goodwill was performed as of December 31, 2013 for all reporting units. The estimated fair values of our reporting units were based on discounted cash flow ("DCF") models derived from internal earnings forecasts and assumptions. The assumptions and estimates used in these valuations incorporated the then current and expected economic environment. Based on these valuations, the fair values substantially exceeded our carrying values. In addition to the quantitative analysis, we qualitatively assessed our reporting units and believe that the quantitative analysis supporting the fair values in excess of the carrying values was appropriate.
As a result of the deteriorating market conditions impacting our AGM product group, as discussed in Note 2, goodwill assigned to our AGM reporting unit of $0.4 million was written off in the second quarter of 2014.
We evaluated potential triggering events as of September 30, 2014 and noted that the aggregate carrying value of our consolidated net assets significantly exceeded our market capitalization. As a result, we determined that the recent decline in our market capitalization was a triggering event and tested our goodwill for impairment. The estimated fair values of our reporting units were based on long term discounted cash flow models derived from internal earnings forecasts and assumptions. These DCF models included twelve years of forecasted cash flows, plus an estimated terminal value. For the first several years in the models, the cash flows were based on the current operating and capital plans as prepared by management and approved by executive management. These plans were based on existing operating performance, as adjusted for current trends regarding pricing and currency rates, as well as known or expected near-term changes in product mix, operating costs, operating configuration and system-wide capacity. These plans also incorporated required or anticipated near-term capital projects and working capital changes. In a DCF model, the earlier years have a more pronounced impact on the calculated value as compared to later periods.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As such, if economic conditions were to deteriorate or events were to occur resulting in the ultimate operating results for these initial years being significantly lower than what is reflected in the DCF, that would have an unfavorable effect on estimated fair values.
Discount rates are based on appropriately weighted average cost of capital ("WACC"), Company specific beta and mix of debt to equity are inputs into the determination of the discount rate, which is then qualitatively assessed from the standpoint of potential market participants. WACC has a significant impact on estimated fair values since this rate is used to discount the projected cash flows. As WACC increases, estimated fair values based on DCF decrease and vice versa.
Based on these valuations, the implied fair value of the reporting units substantially exceeded their carrying values. The results of the discounted cash flows for all reporting units, after deducting corporate debt, were compared to the market capitalization to determine an implied control premium. We evaluated the appropriateness of the implied control premium using equity valuations based on a share price average range, spot share prices as well as  third party estimates of earnings and share price.
In addition to the quantitative analysis, we qualitatively assessed our reporting units and we believe that the quantitative analysis supporting the fair values in excess of the carrying values is appropriate. However, a further deterioration in the global economic environment or in any of the input assumptions in our calculation could adversely affect the fair values of our reporting units and result in an impairment of some or all of the goodwill on the balance sheet.
The changes in the carrying value of goodwill during the nine months ended September 30, 2014 is as follows:

Total
(Dollars in Thousands)
Balance as of December 31, 2013	$496,810
Impairment	(413)
Currency translation effect	(453)
Balance as of September 30, 2014	$495,944
The following table summarizes acquired intangible assets with determinable useful lives by major category as of December 31, 2013 and September 30, 2014:

	As of December 31, 2013			As of September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization & Impairment	Net Carrying Amount
	(Dollars in Thousands)
Trade name	$7,900	$(3,944)	$3,956	$7,900	$(4,495)	$3,405
Technological know-how	43,349	(18,582)	24,767	43,349	(23,446)	19,903
Customer –related intangible	110,798	(44,664)	66,134	110,798	(54,209)	56,589
Total finite-lived intangible assets	$162,047	$(67,190)	$94,857	$162,047	$(82,150)	$79,897
Accumulated amortization as of September 30, 2014 included impairment charges related to our rationalization initiatives discussed in Note 2. The impairments represented charges of $0.4 million to customer-related intangible assets and $0.3 million to technological know-how.
Amortization expense of acquired intangible assets was $5.0 million and $4.7 million in the three months ended September 30, 2013 and September 30, 2014, respectively. Estimated amortization expense will approximate $4.7 million in the remainder of 2014, $17.1 million in 2015, $13.1 million in 2016, $11.8 million in 2017 and $10.7 million in 2018.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8)	Long-Term Debt and Liquidity
The following table presents our long-term debt:

	As of December 31, 2013	As of September 30, 2014
	(Dollars in thousands)
Revolving Facility	$64,000	$53,000
Senior Notes	300,000	300,000
Senior Subordinated Notes	175,675	184,820
Other Debt	1,918	1,689
Total	$541,593	$539,509

The fair value of long-term debt, which was determined using Level 2 inputs, was $549.8 million, versus a book value of $541.6 million as of December 31, 2013. As of September 30, 2014, the fair value of our long-term debt was $527.5 million versus a book value of $539.5 million.
Revolving Facility
On April 23, 2014, the Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (the "Revolving Facility") that provides for, among other things, a five-year tenor, reduced borrowing spreads and greater financial flexibility. The Revolving Facility has a borrowing capacity of $470 million and matures in April 2019.
The interest rate applicable to the Revolving Credit Facility is, at GrafTech’s option, either LIBOR plus a margin ranging from 1.25% to 2.00% (depending on our total net leverage ratio) or, in the case of dollar denominated loans, the alternate base rate plus a margin ranging from 0.25% to 1.00% (depending upon such ratio). The alternate base rate is the highest of (i) the prime rate announced by JPMorgan Chase Bank, N.A., (ii) the federal fund effective rate plus one-half of 1.0% and (iii) the London interbank offering rate (as adjusted) for a one-month period plus 1.0%. The borrowers pay a per annum fee ranging from 0.20% to 0.35% (depending on our total leverage ratio) on the undrawn portion of the commitments under the Revolving Facility.
The financial covenants under the Revolving Facility require us to maintain a minimum cash interest coverage ratio of 2.50 to 1.00 and a maximum senior secured leverage ratio of 3.00 to 1.00, subject to adjustment for certain events.
Senior Notes
On November 20, 2012, the Company issued $300 million principal amount of 6.375% Senior Notes due 2020 (the "Senior Notes"). The Senior Notes are the Company's senior unsecured obligations and rank pari passu with all of the Company's existing and future senior unsecured indebtedness. The Senior Notes are guaranteed on a senior unsecured basis by each of the Company's existing and future subsidiaries that guarantee certain other indebtedness of the Company or another guarantor.

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

The indenture for the Senior Notes also contains covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to: (i) create liens or use assets as security in other transactions; (ii) engage in certain sale/leaseback transactions; and (iii) merge, consolidate or sell, transfer, lease or dispose of substantially all of their assets.

The indenture for the Senior Notes also contain customary events of default, including (i) failure to pay principal or interest on the Senior Notes when due and payable, (ii) failure to comply with covenants or agreements in the indenture or the Senior Notes which failures are not cured or waived as provided in the indenture, (iii) failure to pay indebtedness of the Company, any Subsidiary Guarantor or Significant Subsidiary (each, as defined in the indenture) within any applicable grace period after maturity or acceleration and the total amount of such indebtedness unpaid or accelerated exceeds $50.0 million, (iv) certain events of bankruptcy, insolvency, or reorganization, (v) failure to pay any judgment or decree for an amount in excess of $50.0 million against the Company, any Subsidiary Guarantor or any Significant Subsidiary that is not discharged, waived or stayed as provided in the indenture, (vi) cessation of any Subsidiary Guarantee (as defined in the indenture) to be in full force and effect or denial or disaffirmance by any subsidiary guarantor of its obligations under its subsidiary guarantee, and (vii) a default under the Company's Senior Subordinated Notes. In the case of an event of default, the principal amount of the Senior Notes plus accrued and unpaid interest may be accelerated.
Senior Subordinated Notes
On November 30, 2010, in connection with our acquisitions of Seadrift Coke L.P. and C/G Electrodes LLC, the Company issued Senior Subordinated Notes for an aggregate face amount of $200 million (the "Senior Subordinated Notes"). The Senior Subordinated Notes are non-interest bearing and mature in 2015. Because the Senior Subordinated Notes are non-interest bearing, we were required to record them at their present value (determined using an interest rate of 7%). The difference between the face amount of the Senior Subordinated Notes and their present value is recorded as debt discount. The debt discount is amortized to income using the interest method, over the life of the notes. The loan balance, net of unamortized discount, was $175.7 million as of December 31, 2013 and $184.8 million as of September 30, 2014.

(9)	Inventories
Inventories are comprised of the following:

	As of December 31, 2013	As of September 30, 2014
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$184,420	$150,340
Work in process	245,160	191,340
Finished goods	78,446	97,063
	508,026	438,743
Reserves	(17,612)	(20,266)
Total	$490,414	$418,477

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) Interest Expense
The following table presents an analysis of interest expense:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(Dollars in thousands)		(Dollars in thousands)

Interest incurred on debt	$5,372	$5,448	$16,255	$16,115
Amortization of discount on Senior Subordinated Notes	2,897	3,100	8,546	9,145
Amortization of debt issuance costs	729	521	1,872	1,916
Supply Chain Financing mark-up	100	—	380	47
Total interest expense	$9,098	$9,069	$27,053	$27,223
Interest Rates
The Revolving Facility had an effective interest rate of 2.42% and 2.16% as of December 31, 2013 and September 30, 2014, respectively. The Senior Subordinated Notes have an implied interest rate of 7.00%. The Senior Notes have a fixed interest rate of 6.375%.

(11)	Supply Chain Financing

We have a supply chain financing arrangement with a financing party. Under this arrangement, we essentially assign our rights to purchase needle coke from a supplier to the financing party. The financing party purchases the product from a supplier under the supplier's standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment to the financing party for this needle coke includes a mark-up (the “Mark-Up”). The Mark-Up is a premium expressed as a percentage of the purchase price. The Mark-Up is subject to quarterly reviews. This arrangement helps us to maintain a balanced cash conversion cycle between purchased inventory and the collection of receivables. Based on the terms of the arrangement, the total amount that we owe to the financing party cannot exceed $49.3 million at any point in time.
We record the inventory once title and risk of loss transfers from the supplier to the financing party. We record our liability to the financing party as an accrued liability. Our liability under this arrangement was $9.5 million as of December 31, 2013 and nil as of September 30, 2014. We recognized Mark-Up of $0.4 million as interest expense in the nine months ended September 30, 2013 and nil through September 30, 2014.

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
GrafTech and Brazil Legacy Antitrust Investigation - On October 8, 2014, the General Superintendent of the Administrative Council of Economic Defense ("CADE") in Brazil announced that the agency would be continuing an investigation of anticompetitive activity allegedly affecting the Brazilian market from 1992 to 1998. The investigation was originally commenced in 2002 and has essentially been dormant for many years. There have been no penalties assessed or asserted against GrafTech.
The investigation purportedly relates to violations of antitrust laws that were previously investigated in 1997 - 2002 by the U.S. Department of Justice, the European Commission, and other countries in connection with the sale of graphite electrodes. Those antitrust investigations and related lawsuits and claims have long been resolved. Several

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of the investigations and related lawsuits and claims resulted in fines and settlements, all of which were timely paid many years ago.
GrafTech has cooperated in all of these legacy investigations, including having timely responded to requests for information from the Brazilian agency several years ago. GrafTech plans to respond as appropriate to the resurrection of the Brazilian matter. GrafTech believes that it has procedural and substantive defenses to the allegations in the Brazilian matter and that no further investigatory activities are warranted.
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the nine months ended September 30, 2014, are presented below:

(Dollars in thousands)
Balance as of December 31, 2013	$1,050
Product warranty adjustments	(117)
Payments and settlements	(202)
Balance as of September 30, 2014	$731

(13)	Income Taxes
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
The following table summarizes the provision for income taxes for the three and nine months ended September 30, 2013 and September 30, 2014:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(Dollars in thousands)		(Dollars in thousands)
Tax (benefit) expense	$(9,216)	$1,818	$(5,458)	$3,417
Pretax income (loss)	$(16,846)	$(33,125)	$(4,496)	$(198,476)
Effective tax rates	54.7%	(5.5)%	121.4%	(1.7)%
During the second quarter of 2014, we impaired certain long-lived assets and announced the exit of certain product lines within our Advanced Graphite Material ("AGM") product group, which is described in more detail in Note 2. The impairment charges and other impairment related charges were incurred primarily in the U.S. jurisdiction. As a result, we determined that it is no longer “more likely than not” that we will generate sufficient future U.S. taxable income to realize our deferred tax assets related to U.S. foreign tax credits and state net operating loss carryforwards, as well as our net U.S. deferred tax assets.
For the three and nine months ended September 30, 2014, the effective tax rate differs from the U.S. statutory rate of 35% primarily due to the recording of a valuation allowance against U.S. net deferred tax assets. As a result of the significant negative evidence of recent losses, the Company recognized a $57.0 million non-cash charge in the second quarter of 2014 to increase the valuation allowance against these deferred income tax assets. During the third quarter of 2014, the Company again incurred a loss in the U.S. jurisdiction. As a result, a valuation allowance against the related deferred tax asset has been reflected in the quarterly effective tax rate. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.

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

As of September 30, 2014, we had unrecognized tax benefits of $4.7 million, which, if recognized, would have a favorable impact on our effective tax rate. It is reasonably possible that a reduction of unrecognized tax benefits of $2.6 million may occur within 12 months due to the expiration of statutes of limitation.

During the nine months ended September 30, 2014, we settled our audits with the U.S. federal tax authorities for the tax years ended 2008 and 2010-2011, reducing our unrecognized tax benefits by $2.7 million, of which $0.3 million had a favorable impact on our effective tax rate.

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
Foreign currency derivatives
We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures such as foreign currency denominated debt, sales, receivables, payables, and purchases. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. There was no ineffectiveness on these contracts designated as hedging instruments during the nine months ended September 30, 2013 and 2014, respectively.
In 2013 and 2014, we entered into foreign forward currency derivatives denominated in the Mexican peso, South African rand, Brazilian real, euro and Japanese yen. These derivatives were entered into to protect the risk that the eventual cash flows resulting from commercial and business transactions may be adversely affected by changes in exchange rates between the U.S. dollar and the Mexican peso, South African rand, Brazilian real, euro and Japanese yen. As of September 30, 2014, we had outstanding Mexican peso, South Afican rand, euro, and Japanese yen currency contracts with an aggregate notional amount of $124.2 million. The foreign currency derivatives outstanding as of September 30, 2014 have several maturity dates ranging from October 2014 to September 2015.
Commodity derivative contracts
We periodically enter into derivative contracts for certain refined oil products and natural gas. These contracts are entered into to protect against the risk that eventual cash flows related to these products may be adversely affected by future changes in prices. There was no ineffectiveness on these contracts during the nine months ended

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2014. As of September 30, 2014, we had outstanding derivative swap contracts for refined oil products with an aggregate notional amount of $11.6 million. These contracts have maturity dates ranging from October 2014 to December 2014.
Net Investment Hedges
We use certain intercompany debt to hedge a portion of our net investment in our foreign operations against currency exposure (net investment hedge). Intercompany debt designated in foreign currency and designated as a non-derivative net investment hedging instrument was $25.2 million and $11.5 million as of December 31, 2013 and September 30, 2014, respectively. Within our currency translation adjustment portion of other comprehensive income, we recorded gains of $0.2 million and $0.7 million in three months ended September 30, 2013 and September 30, 2014, respectively, resulting from these net investment hedges.
The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. The following tables present the fair values of our derivatives and their respective balance sheet locations as of December 31, 2013 and September 30, 2014:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2013	(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$772	Other payables	$1,185
Commodity derivative contracts	Other current assets	834	Other current liabilities	—
Total fair value		$1,606		$1,185

As of September 30, 2014
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Other receivables	$1,130	Other payables	$274
Commodity derivative contracts	Other current assets	—	Other current liabilities	532
Total fair value		$1,130		$806

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2013	(Dollars in Thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Other receivables	$328	Other payables	$24
Total fair value		$328		$24

As of September 30, 2014
Derivatives not designated as hedges:
Foreign currency derivatives	Other receivables	$240	Other payables	$336
Total fair value		$240		$336

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The location and amount of realized (gains) losses on derivatives are recognized in the Statements of Operations when the hedged item impacts earnings and are as follows for the three and nine months ended September 30, 2013 and 2014:

		Amount of (Gain)/Loss Recognized (Effective Portion)
Three Months Ended September 30,	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	2013	2014
		(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives, excluding tax of ($23) and $19, respectively	Cost of goods sold/Other expense / (income) / Revenue	$228	$(191)
Commodity forward derivatives, excluding tax of ($164) and ($35), respectively	Cost of goods sold / Revenue	$454	$98

		Amount of (Gain)/Loss Recognized
Three Months Ended September 30,	Location of (Gain)/Loss Recognized in the Consolidated Statement of Operations	2013	2014
		(Dollars in thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Cost of goods sold/Other expense (income)	$509	$444

		Amount of (Gain)/Loss Recognized (Effective Portion)
Nine Months Ended September 30,	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	2013	2014
		(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives, excluding tax of ($4) and ($14), respectively	Cost of goods sold/Other expense / (income) / Revenue	$38	$137
Commodity forward derivatives, excluding tax of ($214) and ($45), respectively	Cost of goods sold / Revenue	$591	$124

		Amount of (Gain)/Loss Recognized
Nine Months Ended September 30,	Location of (Gain)/Loss Recognized in the Consolidated Statement of Operations	2013	2014
		(Dollars in thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Cost of goods sold/Other expense (income)	$(912)	$383
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

On November 20, 2012, GrafTech International Ltd. (the “Parent”) issued $300 million aggregate principal amount of Senior Notes. The Senior Notes mature on November 15, 2020 and bear interest at a rate of 6.375% per year, payable semi-annually in arrears on May 15 and November 15 of each year. The Senior Notes have been guaranteed on a senior basis by the following wholly-owned direct and indirect subsidiaries of the Parent: GrafTech Finance Inc., GrafTech Holdings Inc., GrafTech USA LLC, Seadrift Coke LLP, Fiber Materials, Inc., Intermat, GrafTech Global Enterprises Inc., GrafTech International Holdings Inc., GrafTech DE LLC, GrafTech Seadrift Holding Corp, GrafTech International Trading Inc., GrafTech Technology LLC, GrafTech NY Inc., and Graphite Electrode Network LLC.

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

    The following tables set forth condensed consolidating balance sheets as of December 31, 2013 and September 30, 2014 and condensed consolidating statements of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2014 and condensed consolidating statements of cash flows for the nine months ended September 30, 2013 and 2014 of the Parent Guarantors and the Non-Guarantors.

Amounts presented in comprehensive income for the three and nine months ended September 30, 2013 have been revised.  Previously, the Company did not present comprehensive income of subsidiaries in the guarantor column. This amount has been revised to present $2.9 million in comprehensive loss for the guarantors during the three months ended September 30, 2013 and $4.0 million in comprehensive income during the nine months ended September 30, 2013.

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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of September 30, 2014
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,362	$9,516	$—	$10,878
Accounts receivable - affiliates	39,243	41,619	35,617	(116,479)	—
Accounts receivable - trade	—	39,252	124,719	—	163,971
Inventories	—	161,791	256,686	—	418,477
Prepaid and other current assets	—	18,156	69,832	—	87,988
Total current assets	39,243	262,180	496,370	(116,479)	681,314

Investment in affiliates	1,513,267	772,957	—	(2,286,224)	—
Property, plant and equipment	—	433,350	232,205	—	665,555
Deferred income taxes	—	—	13,614	—	13,614
Goodwill	—	292,749	203,195	—	495,944
Notes receivable - affiliate	44,020	7,413	—	(51,433)	—
Other assets	4,237	51,473	49,308	—	105,018
Total assets	$1,600,767	$1,820,122	$994,692	$(2,454,136)	$1,961,445

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - affiliate	$—	$74,859	$41,620	$(116,479)	$—
Accounts payable - trade	—	36,316	62,406	—	98,722
Short-term debt	—	1,130	14	—	1,144
Accrued income and other taxes	343	3,659	22,071	—	26,073
Rationalizations	—	9,239	3,508	—	12,747
Other accrued liabilities	7,225	11,360	25,626	—	44,211
Total current liabilities	7,568	136,563	155,245	(116,479)	182,897

Long-term debt - affiliate	—	44,020	7,413	(51,433)	—
Long-term debt - third party	484,820	53,427	1,262	—	539,509
Other long-term obligations	—	59,604	30,380	—	89,984
Deferred income taxes	—	13,241	27,435	—	40,676
Stockholders' equity	1,108,379	1,513,267	772,957	(2,286,224)	1,108,379
Total liabilities and stockholders' equity	$1,600,767	$1,820,122	$994,692	$(2,454,136)	$1,961,445

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended September 30, 2013
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$57,727	$39,196	$(96,923)		$—
Sales - third party	—	122,360	180,724	—		303,084
Net sales	—	180,087	219,920	(96,923)		303,084
Cost of sales	—	155,803	207,560	(96,923)		266,440
Gross profit	—	24,284	12,360	—		36,644

Research and development	—	2,994	—	—		2,994
Selling and administrative expenses	—	9,751	17,875	—		27,626
Rationalizations	—	2,424	12,169	—		14,593
Operating income	—	9,115	(17,684)	—		(8,569)

Other expense, net	—	(1,476)	704	—		(772)
Interest expense - affiliate	—	279	190	(469)		—
Interest expense - third party	7,849	779	470	—		9,098
Interest income - affiliate	(272)	(189)	(8)	469		—
Interest income - third party	—	—	(49)	—		(49)
(Loss) income before income taxes	(7,577)	9,722	(18,991)	—	`	(16,846)

(Benefit) provision for income taxes	(2,743)	1,904	(8,377)	—		(9,216)
Equity in earnings of subsidiary	(2,796)	(10,614)	—	13,410		—
Net income (loss)	$(7,630)	$(2,796)	$(10,614)	$13,410		$(7,630)

Statements of Comprehensive Income

Net income (loss)	$(7,630)	$(2,796)	$(10,614)	$13,410		$(7,630)
Other comprehensive (loss) income	5,706	5,706	3,892	(9,598)		5,706
Comprehensive (loss) income	$(1,924)	$2,910	$(6,722)	$3,812		$(1,924)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended September 30, 2014
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$68,424	$38,171	$(106,595)		$—
Sales - third party	—	93,457	167,001	—		260,458
Net sales	—	161,881	205,172	(106,595)		260,458
Cost of sales	—	157,726	191,683	(106,595)		242,814
Gross profit	—	4,155	13,489	—		17,644

Research and development	—	2,871	—	—		2,871
Selling and administrative expenses	—	11,347	15,633	—		26,980
Impairments	—	—	—	—		—
Rationalizations	—	(1,592)	12,436	—		10,844
Operating loss	—	(8,471)	(14,580)	—		(23,051)

Other (income) expense, net	—	461	688	—		1,149
Interest expense - affiliate	—	193	—	(193)		—
Interest expense - third party	8,055	883	131	—		9,069
Interest income - affiliate	(193)	—	—	193		—
Interest income - third party	—	—	(144)	—		(144)
Loss before income taxes	(7,862)	(10,008)	(15,255)	—	`	(33,125)

Provision for (benefit from) income taxes	(2,830)	3,313	1,335	—		1,818
Equity in losses of subsidiary	(29,911)	(16,590)	—	46,501		—
Net (loss) income	$(34,943)	$(29,911)	$(16,590)	$46,501		$(34,943)

Statements of Comprehensive Income

Net (loss) income	$(34,943)	$(29,911)	$(16,590)	$46,501		$(34,943)
Other comprehensive income (loss)	(23,247)	(23,247)	(21,996)	45,243		(23,247)
Comprehensive (loss) income	$(58,190)	$(53,158)	$(38,586)	$91,744		$(58,190)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the nine months ended September 30, 2013
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$155,673	$111,835	$(267,508)		$—
Sales - third party	—	348,148	510,024	—		858,172
Net sales	—	503,821	621,859	(267,508)		858,172
Cost of sales	—	431,146	560,419	(267,508)		724,057
Gross profit	—	72,675	61,440	—		134,115

Research and development	—	8,874	—	—		8,874
Selling and administrative expenses	—	32,833	54,667	—		87,500
Rationalizations	—	2,424	12,169	—		14,593
Operating income	—	28,544	(5,396)	—		23,148

Other (income) expense, net	—	(762)	1,515	—		753
Interest expense - affiliate	—	1,112	566	(1,678)		—
Interest expense - third party	23,393	2,374	1,286	—		27,053
Interest income - affiliate	(982)	(565)	(131)	1,678		—
Interest income - third party	—	—	(162)	—		(162)
Income before income taxes	(22,411)	26,385	(8,470)	—	`	(4,496)

Provision for income taxes	(8,113)	6,922	(4,267)	—		(5,458)
Equity in earnings of subsidiary	15,260	(4,203)	—	(11,057)		—
Net income	$962	$15,260	$(4,203)	$(11,057)		$962

Statements of Comprehensive Income

Net income	$962	$15,260	$(4,203)	$(11,057)		$962
Other comprehensive (loss) income	(11,219)	(11,219)	(12,216)	23,435		(11,219)
Comprehensive (loss) income	$(10,257)	$4,041	$(16,419)	$12,378		$(10,257)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the nine months ended September 30, 2014
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$192,740	$106,742	$(299,482)		$—
Sales - third party	—	315,387	510,046	—		825,433
Net sales	—	508,127	616,788	(299,482)		825,433
Cost of sales	—	472,202	591,422	(299,482)		764,142
Gross profit	—	35,925	25,366	—		61,291

Research and development	—	8,544	—	—		8,544
Selling and administrative expenses	—	35,479	53,545	—		89,024
Impairments	—	121,570	—	—		121,570
Rationalizations	—	(1,540)	13,301	—		11,761
Operating loss	—	(128,128)	(41,480)	—		(169,608)

Other expense (income), net	—	1,281	621	—		1,902
Interest expense - affiliate	—	629	—	(629)		—
Interest expense - third party	24,010	2,529	684	—		27,223
Interest income - affiliate	(629)	—	—	629		—
Interest income - third party	—	—	(257)	—		(257)
Loss before income taxes	(23,381)	(132,567)	(42,528)	—	`	(198,476)

(Benefit from) provision for income taxes	(8,417)	17,712	(5,878)	—		3,417
Equity in losses of subsidiary	(186,929)	(36,650)	—	223,579		—
Net (loss) income	$(201,893)	$(186,929)	$(36,650)	$223,579		$(201,893)

Statements of Comprehensive Income

Net (loss) income	$(201,893)	$(186,929)	$(36,650)	$223,579		$(201,893)
Other comprehensive income (loss)	(20,936)	(20,936)	(19,474)	40,410		(20,936)
Comprehensive (loss) income	$(222,829)	$(207,865)	$(56,124)	$263,989		$(222,829)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2013
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by operating activities:	$(5,857)	$50,244	$20,791	$—	$65,178

Cash flow from investing activities:
(Loans to) repayments from affiliates	7,015	—	—	(7,015)	—
Capital expenditures	—	(37,081)	(25,617)	—	(62,698)
Proceeds from derivative instruments	—	(22)	874	—	852
Insurance recoveries	—	280	2,053	—	2,333
Net cash (used in) provided by investing activities	7,015	(36,823)	(22,690)	(7,015)	(59,513)

Cash flow from financing activities:
Loans from (repayments to) affiliates	—	(7,015)	—	7,015	—
Short-term debt borrowings	—	—	(4,082)	—	(4,082)
Revolving Facility borrowings	—	67,000	67,000	—	134,000
Revolving Facility reductions	—	(73,500)	(45,000)	—	(118,500)
Principal payments on long term debt	—	(131)	(58)	—	(189)
Supply chain financing	—	—	(14,422)	—	(14,422)
Proceeds from exercise of stock options	175	—	—	—	175
Purchase of treasury shares	(844)	—	—	—	(844)
Other	(489)	(16)	(6,701)	—	(7,206)
Net cash used in financing activities	(1,158)	(13,662)	(3,263)	7,015	(11,068)

Net (decrease) increase in cash and cash equivalents	—	(241)	(5,162)	—	(5,403)
Effect of exchange rate changes on cash and cash equivalents	—	—	(444)	—	(444)
Cash and cash equivalents at beginning of period	—	4,425	12,892	—	17,317
Cash and cash equivalents at end of period	$—	$4,184	$7,286	$—	$11,470

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2014
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities:	$(10,274)	$50,298	$42,865	$—	$82,889

Cash flow from investing activities:
Repayments from affiliates	7,070	—	—	(7,070)	—
Capital expenditures	—	(49,756)	(19,558)	—	(69,314)
Payments for (proceeds from) derivatives	—	(51)	(522)	—	(573)
Proceeds from sale of assets	—	1,706	2,373	—	4,079
Insurance recoveries	—	—	2,834	—	2,834
Net cash provided by (used in) investing activities	7,070	(48,101)	(14,873)	(7,070)	(62,974)

Cash flow from financing activities:
Repayments to affiliates	—	(7,070)	—	7,070	—
Short-term debt borrowings	—	965	(982)	—	(17)
Revolving Facility borrowings	—	151,000	78,000	—	229,000
Revolving Facility reductions	—	(148,000)	(92,000)	—	(240,000)
Principal payments on long term debt	—	(98)	(60)	—	(158)
Supply chain financing	—	—	(9,455)	—	(9,455)
Proceeds from exercise of stock options	2,813	—	—	—	2,813
Purchase of treasury shares	(620)	—	—	—	(620)
Revolver facility refinancing	—	(2,384)	(357)	—	(2,741)
Other	1,011	—	—	—	1,011
Net cash provided by (used in) financing activities	3,204	(5,587)	(24,854)	7,070	(20,167)

Net increase in cash and cash equivalents	—	(3,390)	3,138	—	(252)
Effect of exchange rate changes on cash and cash equivalents	—	—	(758)	—	(758)
Cash and cash equivalents at beginning of period	—	4,752	7,136	—	11,888
Cash and cash equivalents at end of period	$—	$1,362	$9,516	$—	$10,878

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
Forward Looking Statements and Risks. This Report contains forward looking statements. In addition, we or our representatives have made or may make forward looking statements on telephone or conference calls, by webcasts or emails, in person, in presentations or written materials, or otherwise. These include statements about such matters as future, targeted or expected (or the impact of current, future, expected or targeted): operational and financial performance; changes in production capacity in our operations and our competitors' or customers' operations and the utilization rates of that capacity; growth rates for, prices and sales of, and demand for, our products and our customers' products; costs of materials and production, including increases or decreases therein, our ability to pass on any such increases in our product prices or impose surcharges thereon, or customer or market demand to reduce our prices due to such decreases; changes in customer order patterns due to changes in economic conditions; productivity, business process and operational initiatives; our position in markets we serve; financing and refinancing activities; investments and acquisitions and the performance of the businesses underlying such acquisitions and investments; employment and contributions of key personnel; employee relations and collective bargaining agreements covering many of our operations; tax rates; capital expenditures and changes therein; nature and timing of restructuring and rationalization charges and payments; stock repurchase activities; supply chain management; customer and supplier contractual provisions and related opportunities and issues; competitive activities; strategic plans, initiatives and business projects; regional and global economic and industry market conditions, the timing and magnitude of changes in such conditions; interest rate management activities; currency rate management activities; deleveraging activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, technology development and collaboration, investment, acquisition, venture, operational, tax, financial and capital projects; legal proceedings, investigations, contingencies, and environmental compliance including any regulatory initiatives with respect to greenhouse gas emissions; consulting projects; potential offerings, sales and other actions regarding debt or equity securities of us or our subsidiaries; and costs, working capital, revenues, business opportunities, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. The words “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “intend,” “should,” “would,” “could,” “target,” “goal,” “continue to,” “positioned to” and similar expressions, or the negatives thereof, identify some of these statements.
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

•
the possibility that, for all of our product lines, capital improvement and expansion in our customers' operations or increases in demand for their products may not occur or may not occur at the rates that we anticipate or the demand for their products may decline, which may affect their demand for the products we sell to them, which could affect our profitability and cash flows as well as the recoverability of our assets;

•	the possibility that assumptions related to future expectations of financial performance materially change and impact our goodwill and long-lived asset carrying values;

•	the possibility that our financial assumptions and expectations materially change as a result of government or state-owned government subsidies, incentives and trade barriers;

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

•	the possibility that price increases, adjustments or surcharges may not be realized or that price decreases may occur;

•	the possibility that current challenging economic conditions and economic demand reduction may continue to impact our revenues and costs;

•	the possibility that U.S., European, Chinese, or other governmental monetary or fiscal policy may adversely affect global economic activity and demand for our products;

•
the possibility that potential future cuts in defense spending by the United States government as a part of efforts to reduce federal budget deficits could reduce demand for certain of our products and associated revenue;

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

•	the possibility that a Brazilian graphite electrode antitrust investigation could result in material fines or penalties;

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

•
the possibility that we may propose acquisitions or divestitures in the future, that we may not complete the acquisitions or divestitures, and that investments and acquisitions that we may make in the future may not be successfully integrated into our business or provide the performance or returns expected or that divestitures may not generate the proceeds anticipated;

•
the possibility that challenging conditions or changes in the capital markets will limit our ability to undertake refinancing activities or obtain financing for growth and other initiatives, on acceptable terms or at all;

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

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
In its October 7, 2014 report, the International Monetary Fund (IMF), reduced its estimate for 2014 global GDP growth to 3.3 percent, which is 0.4 percent lower than its April forecast. The report states that downside risks to the global economic recovery have increased due to geopolitical uncertainty and volatility in financial markets. Although recoveries in certain developed economies including the United States have been stronger than previously expected, the slowdown in emerging economies has contributed to the lower global growth projection.
The IMF stated that with a worsening of geopolitical tensions and a reversal of recent risk spread and volatility compression in financial markets, the downside risks have increased since the spring. The global economy would face medium-term risks of a stagnation and low potential growth in advanced economies and a decline in potential growth in emerging markets.
According to the World Steel Association, 2014 global steel production increased two percent, excluding China, through the end of September 2014.  While North American operating rates continued to show improvement in the third quarter of 2014, the European Union reported lower steel production year-over-year in the month of September, reversing prior growth trends. GrafTech continues to face a challenging operating environment and we have seen five to ten percent of graphite electrode shipments for the second half of 2014 being delayed into 2015, resulting in reduced graphite electrode production rates. We remain focused on execution of our cost savings initiatives and providing our customers with superior service and quality.
See below for a reconciliation of 2014 targeted EBITDA to targeted net income attributable to GrafTech International Ltd., the most directly comparable financial measure calculated and reported in accordance with GAAP:

Full Year Target
2014
(Dollars in thousands)
EBITDA	$105,000 - $115,000
Adjustments
Depreciation and amortization	$(90,000)
Rationalization related depreciation	(30,324)
Rationalizations	(11,761)
Impairments	(121,570)
Rationalizations related charges	(23,345)
Advanced graphite materials customer bad debt and inventory charge	(4,829)
Proxy contest expenses	(2,438)
Operating income	(179,267) - (169,267)
Other (expense) income, net	(2,500)
Interest expense	(36,000)
Interest income	300
Income taxes	0 - (3,000)
Net (loss) income	$(217,467) - $(210,467)

*NOTE ON EBITDA:  EBITDA is a non-GAAP financial measure that we currently calculate using GAAP amounts from the Consolidated Financial Statements. We believe that EBITDA measures are generally accepted as providing useful information

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Results of Operations and Segment Review
Three Months Ended September 30, 2013 as Compared to Three Months Ended September 30, 2014.
The tables presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the three months ended September 30, 2013 and September 30, 2014. Throughout our MD&A, changes that are less than 5% or less than $1.0 million, may be deemed not meaningful and are generally excluded from the discussion.

	For the Three Months Ended
	September 30,			Increase	%
(in thousands, except per share data and % change)	2013		2014	(Decrease)	Change
Net sales	$303,084		$260,458	$(42,626)	(14)%
Cost of sales	266,440		242,814	(23,626)	(9)%
Gross profit	36,644		17,644	(19,000)	(52)%
Research and development	2,994		2,871	(123)	(4)%
Selling and administrative expenses	27,626		26,980	(646)	(2)%
Rationalizations	14,593		10,844	(3,749)	(26)%
Operating loss	(8,569)	—	(23,051)	(14,482)	169%
Other (income) expense, net	(772)		1,149	1,921	(249)%
Interest expense	9,098		9,069	(29)	—%
Interest income	(49)		(144)	(95)	194%
Loss before provision for income taxes	(16,846)		(33,125)	(16,279)	97%
(Benefit from) Provision for income taxes	(9,216)		1,818	11,034	(120)%
Net loss	$(7,630)		$(34,943)	$(27,313)	358%
Basic loss per common share:	$(0.06)		$(0.26)	$(0.20)
Diluted loss per common share:	$(0.06)		$(0.26)	$(0.20)

Net sales, by operating segment for the three months ended September 30, 2013 and September 30, 2014 were:

	For the Three Months Ended
	September 30,		(Decrease)%
(in thousands, except per % change)	2013	2014	Increase	Change
Industrial Materials	$233,277	$208,573	$(24,704)	(11)%
Engineered Solutions	69,807	51,885	(17,922)	(26)%
Total net sales	$303,084	$260,458	$(42,626)	(14)%

An analysis of the components of change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	(5)%	(6)%	—%	(11)%
Engineered Solutions	(19)%	(7)%	—%	(26)%

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Net sales. Net sales for our Industrial Materials segment decreased to $208.6 million in the three months ended September 30, 2014 from $233.3 million in the three months ended September 30, 2013. This decrease was driven by the continued deterioration of the realized selling price of graphite electrodes and decreased graphite electrode sales volumes outside of the U.S. The weighted average selling price, excluding currency impacts, of electrodes in the three months ended September 30, 2014 decreased approximately 8% compared to the three months ended September 30, 2013. Additionally, our needle coke business experienced third party price declines in the three months ended September 30, 2014 compared to the same period of 2013. We also experienced decreased third party sales volume of needle coke as we are sourcing a greater percentage of needle coke internally.
Net sales for our Engineered Solutions segment decreased to $51.9 million in the three months ended September 30, 2014 compared to net sales of $69.8 million in the three months ended September 30, 2013. The decrease in revenue was primarily driven by both decreased pricing and decreased volumes for our thermal solutions serving the advanced consumer electronics markets.
Cost of sales. For the three months ended September 30, 2014, we experienced decreases in cost of sales of $23.6 million compared to the same period of 2013. Costs related to rationalization initiatives recorded in cost of sales for the three months ended September 30, 2014 and 2013 were $8.1 million and $3.0 million, respectively. Excluding these charges, cost of sales decreased by $28.7 million compared to the three months ended September 30, 2013. The decrease was primarily driven by lower sales volumes for our needle coke products as a result of an increase in internal coke usage and reduced graphite electrode manufacturing costs driven by our rationalization initiatives.
Rationalizations. During the three months ended September 30, 2014, we recorded a $10.8 million charge for rationalizations, primarily related to severance and contract termination costs related to our corporate and research and development rationalization. This rationalization initiative is driving changes to our operating and management structure in order to streamline, simplify and decentralize the organization. These actions are expected to generate annualized recurring cost savings of approximately $30 million, approximately 75 percent of which will be reflected in overhead expense and the remainder in costs of goods sold. The majority of the savings are expected to be realized in 2015. There will not be a material benefit from these actions in 2014. See Note 2 to the financial statements for further discussion of rationalization activities.
During the three months ended September 30, 2013, we recorded a $14.6 million charge for rationalizations, primarily related to severance charges for our Industrial Materials segment. These charges were due to the planned closures of our South Africa and Brazil graphite electrode plants and our machine shop in Russia, as well as headcount reductions throughout our Industrial Materials segment and at our corporate facility in Parma, Ohio. See Note 2 to the financial statements for further discussion of rationalization activities.
Other expense (income). During the three months ended September 30, 2013, we recorded a $2.0 million gain in other expense due to the favorable resolution of a previously recorded loss contingency.
Segment operating income (loss). Corporate expenses are allocated to segments based on each segment’s percentage of consolidated net sales. The following table represents our operating income (loss) by segment for the three months ended September 30, 2013 and September 30, 2014:

	For the Three Months Ended September 30,
	2013	2014
	(Dollars in thousands)
Industrial Materials	$(12,945)	$(7,219)
Engineered Solutions	4,376	(15,832)
Total segment operating loss	$(8,569)	$(23,051)

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

The percentage relationship of cost of operations to net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	For the Three Months Ended September 30,
	(Percentage of sales)
	2013	2014	Change
Industrial Materials	106%	104%	(2)%
Engineered Solutions	94%	131%	37%
Segment operating costs and expenses as a percentage of net sales for Industrial Materials decreased to 104% for the three months ended September 30, 2014 compared to 106% for the three months ended September 30, 2013. During the three months ended September 30, 2013, rationalization and related expenses were $14.6 million compared to $9.7 million in the three months ended September 30, 2014. Excluding these charges, Industrial Materials was essentially break even for both periods. Although we experienced significant cost savings as a result of our rationalization initiatives, the continued downward pricing pressure for both our graphite electrodes and needle coke products, as well as volume decreases, eroded operating income to break even levels.
 Segment operating costs and expenses as a percentage of sales for Engineered Solutions increased from 94% for the three months ended September 30, 2013 to 131% for the three months ended September 30, 2014 due in part to our recently announced rationalization initiatives. Excluding these rationalization and related costs of $9.4 million, operating expenses as a percentage of sales would have been 109%, a 15% increase from the three months ended September 30, 2013. Our advanced consumer electronics products saw significant margin contraction, driven by weak end user demand for some of our customers' products. Additionally, we recorded bad debt expense and inventory write-downs totaling $4.8 million due to the unexpected bankruptcy of a customer within our Advanced Graphite Materials ("AGM") line of business during the three months ended September 30, 2014.
Provision for income taxes. The following table summarizes the expense/(benefit) for income taxes for the three months ended September 30, 2013 and September 30, 2014:

	For the Three Months Ended September 30,
	2013	2014
	(Dollars in thousands)
Tax (benefit) expense	$(9,216)	$1,818
Pretax loss	$(16,846)	$(33,125)
Effective tax rates	54.7%	(5.5)%

For the three months ended September 30, 2014, the effective tax rate differs from the U.S. statutory rate of 35% primarily due to the recording of a valuation allowance against U.S. net deferred tax assets. During the second quarter of 2014, GrafTech impaired certain long-lived assets and announced the exit of certain product lines within our AGM product group. See Note 2 to the financial statements. The impairment charges and other impairment related charges were incurred primarily in the U.S. As a result it is no longer sufficiently assured that it is more likely than not that we will generate sufficient future U.S. taxable income to realize our U.S. net deferred tax assets. As a result of recent losses, we recognized a $57.0 million non-cash charge in the second quarter of 2014 to increase the valuation allowance against these deferred income tax assets. During the third quarter of 2014, we again incurred a loss in the U.S. As a result, a valuation allowance against the related deferred tax asset has been reflected in the quarterly effective tax rate. The recognition of the valuation allowance does not result in or limit our ability to utilize these tax assets in the future.

For the three months ended September 30, 2013, the effective tax rate differs from the U.S. statutory rate of 35% primarily due to the jurisdictional mix of income driven by rationalization charges incurred in the quarter. In addition, our tax rate for the three months ended September 30, 2013 was favorably impacted by the effective resolution of uncertain tax positions from prior years and by tax credits that were recognized in support of the research and development efforts of our Engineered Solutions products.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Nine Months Ended September 30, 2013 as Compared to Nine Months Ended September 30, 2014.
The tables presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the nine months ended September 30, 2013 and September 30, 2014. Throughout our MD&A, changes that are less than 5% or less than $1.0 million, may be deemed not meaningful and are generally excluded from the discussion.

	For the Nine Months Ended
	September 30,		Increase	%
(in thousands, except per share data and % change)	2013	2014	(Decrease)	Change
Net sales	$858,172	$825,433	$(32,739)	(4)%
Cost of sales	724,057	764,142	40,085	6%
Gross profit	134,115	61,291	(72,824)	(54)%
Research and development	8,874	8,544	(330)	(4)%
Selling and administrative expenses	87,500	89,024	1,524	2%
Rationalizations	14,593	11,761	(2,832)	(19)%
Impairments	—	121,570	121,570	100%
Operating income (loss)	23,148	(169,608)	(192,756)	(833)%
Other expense, net	753	1,902	1,149	153%
Interest expense	27,053	27,223	170	1%
Interest income	(162)	(257)	(95)	59%
Loss before provision for income taxes	(4,496)	(198,476)	(193,980)	4,315%
(Benefit from) provision for income taxes	(5,458)	3,417	8,875	(163)%
Net income (loss)	$962	$(201,893)	$(202,855)	(21,087)%
Basic income (loss) per common share:	$0.01	$(1.48)	$(1.49)
Diluted income (loss) per common share:	$0.01	$(1.48)	$(1.49)
Net sales, by reportable segment for the nine months ended September 30, 2013 and September 30, 2014 were:

	For the Nine Months Ended September 30,		(Decrease)%
(in thousands, except per % change)	2013	2014	Increase	Change
Industrial Materials	$673,394	$634,004	$(39,390)	(6)%
Engineered Solutions	184,778	191,429	6,651	4%
Total net sales	$858,172	$825,433	$(32,739)	(4)%
An analysis of the components of change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	4%	(11)%	1%	(6)%
Engineered Solutions	9%	(5)%	—%	4%
Net sales. Net sales for our Industrial Materials segment decreased by $39.4 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Net sales were impacted by a deterioration in the realized selling price of electrodes in the nine months ended September 30, 2014. The weighted average selling price, excluding currency impacts, of electrodes in the nine months ended September 30, 2014

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

decreased approximately 11% compared to the nine months ended September 30, 2013. Partially offsetting the decrease in electrode pricing was an increase in segment volumes of 4%, driven primarily by a 7% increase in graphite electrode volumes, offset slightly by lower third party sales and pricing in our needle coke business as we have sourced a greater percentage of needle coke internally.
Net sales for our Engineered Solutions segment increased $6.7 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Sales of our AGM products in the nine months ended September 30, 2014 increased $21.2 million compared to the same period of 2013. The increase in revenue was primarily driven by $17.5 million of new product sales of high temperature furnace systems servicing a single customer that filed for bankruptcy in October 2014, which has created uncertainty related to future high temperature furnace systems sales. Offsetting this increase was a decrease in our advanced electronics technologies product sales of $11.8 million due to pricing and volume declines in products serving the advanced consumer electronics markets.
Cost of sales. For the nine months ended September 30, 2014, we experienced increases in cost of sales of $40.1 million compared to the nine months ended September 30, 2013. Excluding rationalization and impairment related charges (primarily accelerated depreciation), cost of sales decreased $2.4 million. This decrease was primarily driven by lower graphite electrode volumes, an improved cost structure as a result of our rationalization initiatives and lower input costs due to the increased internal sourcing of our needle coke.
Rationalizations. During the nine months ended September 30, 2014, we recorded a $11.7 million charge for rationalizations, primarily related to severance and contract termination costs related to our Engineered Solutions and corporate and research and development rationalizations. The corporate and research and development initiative resulted in the changes to our operating and management structure in order to streamline, simplify and decentralize the organization. These actions are expected to generate annualized recurring cost savings of approximately $30 million, approximately 75 percent of which will be reflected in overhead expense and the remainder in costs of goods sold. The majority of the savings are expected to be realized in 2015. There will not be a material benefit from these actions in 2014. See Note 2 to the financial statements for further discussion of rationalization activities.
During the nine months ended September 30, 2013, we recorded a $14.6 million charge for rationalizations, primarily related to severance charges for our Industrial Materials segment. These charges were due to the planned closures of our South Africa and Brazil graphite electrode plants and our machine shop in Russia, as well as headcount reductions throughout our Industrial Materials segment and at our corporate facility in Parma, Ohio. See Note 2 to the financial statements for further discussion of rationalization activities.
Impairments. In the second quarter of 2014, we announced additional rationalization initiatives in our Engineered Solutions segment resulting from deteriorated pricing and competitor responses for certain products (see Note 2 to the financial statements). As a result we recorded long-lived asset impairment charges of $121.6 million and other related charges totaling $13.4 million. Going forward, we anticipate that these actions will result in annual savings of $18 million, with approximately $1 million to be realized in 2014.
Other expense (income). During the nine months ended September 30, 2013, we recorded a $2.0 million gain in other expense due to the favorable resolution of a previously recorded loss contingency.
Segment operating income (loss). Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income (loss) by segment for the nine months ended September 30, 2013 and September 30, 2014:

	For the Nine Months Ended
	September 30,
	2013	2014
	(Dollars in thousands)
Industrial Materials	$10,663	$(28,009)
Engineered Solutions	12,485	(141,599)
Total segment operating income (loss)	$23,148	$(169,608)

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

The percentage relationship of cost of operations to net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	For the Nine Months Ended
	September 30,
	(Percentage of sales)
	2013	2014	Change
Industrial Materials	98%	104%	6%
Engineered Solutions	93%	174%	47%
Segment operating costs and expenses as a percentage of net sales for Industrial Materials increased to 104% for the nine months ended September 30, 2014 compared to 98% for the nine months ended September 30, 2013. Excluding rationalization and related charges of $36.1 million for the nine months ended September 30, 2014, operating income as a percentage of sales was essentially break even. For the nine months ended September 30, 2013, excluding rationalization and related costs, operating expenses as a percentage of sales was 96%. Although we experienced significant cost savings as a result of our rationalization initiatives in the nine months ended September 30, 2014, the continued downward pricing pressure for both our graphite electrodes and needle coke products, as well as volume decreases, eroded operating income to break even levels.
Segment operating costs and expenses as a percentage of sales for Engineered Solutions increased from 93% for the nine months ended September 30, 2013 to 174% for the nine months ended September 30, 2014 due to rationalization initiatives and related impairments. Excluding these costs of $142.9 million, as well as charges related to inventory write-offs and bad debt expenses related to an unexpected bankruptcy of a advanced graphite materials customer, segment operating costs and expenses as a percentage of sales would have increased slightly to 97%. This increase was due to margin contraction caused by decreased pricing and volume in our consumer electronics business and higher costs related to the introduction of new products into the market.
 Provision for income taxes. The following table summarizes the expense/(benefit) for income taxes for the nine months ended September 30, 2013 and September 30, 2014:

	For the Nine Months Ended
	September 30,
	2013	2014
	(Dollars in thousands)
Tax (benefit) expense	$(5,458)	$3,417
Pretax loss	$(4,496)	$(198,476)
Effective tax rates	121.4%	(1.7)%

For the nine months ended September 30, 2014, the effective tax rate differs from the U.S. statutory rate of 35% primarily due to the recording of a valuation allowance against our U.S. deferred tax assets. During the second quarter of 2014, GrafTech impaired certain long-lived assets and announced the exit of certain product lines within our AGM product group. See Note 2 to the financial statements. The impairment charges and other impairment related charges were incurred primarily in the U.S. As a result it is no longer sufficiently assured that it is more likely than not that we will generate sufficient future U.S. taxable income to realize our U.S. net deferred tax assets. As a result of recent losses, we recognized a $57.0 million non-cash charge in the second quarter of 2014 to increase the valuation allowance against these deferred income tax assets. During the third quarter of 2014, we again incurred a loss in the U.S. As a result, a valuation allowance against the related deferred tax asset has been reflected in the nine month effective tax rate. The recognition of the valuation allowance does not result in or limit our ability to utilize these tax assets in the future.

The effective tax rate for the nine months ended September 30, 2013 differs from the U.S. statutory rate of 35% primarily due to the jurisdictional mix of income, which was driven by the rationalization charges associated with the global initiative to reduce our Industrial Materials cost base and improve our competitive position as stated above. In addition, our tax rate for the nine months ended September 30, 2013 was favorably impacted by the effective

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

resolution of uncertain tax positions from prior years and by tax credits that were recognized in support of the research and development efforts of our Engineered Solutions products.

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
For net sales of Industrial Materials, the impact of changes in the average exchange rates of other currencies against the U.S. dollar for the nine months ended September 30, 2014 was an increase of $4.3 million compared to the same period of 2013. The impact of the exchange rate changes on cost of sales of Industrial Materials for the nine months ended September 30, 2014 was an increase of $0.2 million compared to the same period of 2013. Changes in currency exchange rates increased net sales of our Engineered Solutions segment by $0.5 million and increased cost of sales by $0.4 million in the nine months ended September 30, 2014 as compared to the same period for 2013.
As part of our cash management, we also have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Operations.
The remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities resulted in a gain of $1.6 million in the nine months ended September 30, 2013 compared to a loss of $1.5 million in the nine months ended September 30, 2014.
We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by currency exchange rate changes, as described under “Part I, Item 3–Quantitative and Qualitative Disclosures about Market Risk”.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

 Liquidity and Capital Resources
We believe that we have adequate liquidity to meet our needs. As of September 30, 2014, we had cash and cash equivalents of $10.9 million, long-term debt of $539.5 million, short-term debt of $1.1 million and stockholder’s equity of $1,108 million. We also had $277 million of unused borrowing capacity under the Revolving Facility (after considering financial covenant restrictions and outstanding letters of credit of approximately $5.7 million).
We use cash flow from operations, funds from supply chain financing, and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as well as cash on hand as our primary sources of liquidity. Disruptions in the U.S. and international financial markets could adversely affect our liquidity and the cost and availability of financing to us in the future. As a part of our cash management activities, we manage accounts receivable credit risk, collections, and accounts payable vendor terms to maximize our free cash at any given time and minimize accounts receivable losses. Our uses of funds available to us (other than for operations) have consisted principally of capital expenditures, the repurchase of common shares outstanding, acquisitions and associated expenses, and debt reduction payments and other obligations.
On April 23, 2014, GrafTech and certain of its subsidiaries entered into an Amended and Restated Credit Agreement for the Revolving Facility that provides for, among other things, a five-year tenor, reduced borrowing spreads and greater financial flexibility. The Revolving Credit Facility has a maximum borrowing capacity of $470 million principal and matures in April 2019. As of September 30, 2014, we had outstanding borrowings drawn from the Revolving Facility of $54.0 million and outstanding letters of credit of $5.7 million.
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
As of September 30, 2014, we were in compliance with all financial and other covenants contained in the Revolving Facility. These covenants include maintaining a cash minimum interest coverage ratio of at least 2.50 to 1.00 and a maximum senior secured leverage ratio of 3.00 to 1.00, which are measured based on a rolling average of the prior four quarters. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants through December 31, 2014. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver, amendment or refinancing on acceptable terms or at all.
We have a supply chain financing arrangement with a financing party that provides additional working capital liquidity of up to $49.3 million. Under this arrangement, we essentially assigned our rights to purchase needle coke from a third-party supplier to the financing party. The financing party purchases the product from our supplier under the supplier's standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment to the financing party for this needle coke includes a mark-up (the “Mark-Up”). The Mark-Up is subject to quarterly reviews. In effect, we have a longer period of time to pay the financing party than by purchasing directly from the supplier which helps us maintain a balanced cash conversion cycle between inventory payments and receivables collection. We recognized Mark-Up of $0.4 million as interest expense in the nine months ended September 30, 2013 and nil as in the nine months ended September 30, 2013.
As of September 30, 2014, approximately 90% of our debt consisted of fixed rate or zero interest rate obligations compared to 86% as of December 31, 2013.
Cash Flow and Plans to Manage Liquidity. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of capital expenditures, acquisitions, stock repurchases and other factors.
Certain of our obligations could have a material impact on our liquidity. Cash flow from operations and from financing activities services payment of our obligations, thereby reducing funds available to us for other purposes. As

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

of September 30, 2014, we had $277 million of unused borrowing capacity under the Revolving Facility (after considering financial covenant restrictions and outstanding letters of credit of approximately $5.7 million). Potential uses of this capacity include capital expenditures, acquisitions, debt repayments, stock repurchases and other general purposes, including cash outflows related to rationalization activities. Continued volatility in the global economy may require additional borrowings under the Revolving Facility. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn could significantly and negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.
Based on expected operating results and expected cash flows, we expect to be in compliance with our existing financial covenants through December 31, 2014. The non-cash portion of rationalization charges do not affect the Company's liquidity or compliance with debt covenants.
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
We manage our capital expenditures taking into account quality, plant reliability, safety, environmental and regulatory requirements, prudent or essential maintenance requirements, global economic conditions, available capital resources, liquidity, long-term business strategy and return on invested capital for the relevant expenditures, cost of capital and return on invested capital of the relevant segment and GrafTech as a whole, and other factors. We focus on growth capital expenditures which exceed our weighted average cost of capital.  We prioritize projects with superior returns, which are often associated with high growth markets.
We had positive cash flow from operating activities during 2010, 2011, 2012, 2013 and through September 30, 2014. Although the global economic environment experienced significant swings in these periods, our working capital management and cost-control initiatives allowed us to remain operating cash flow positive in both times of declining and improving operating results. Additionally, we continually look at means to enhance our liquidity and believe that many options are available to us to enhance both our near and long term liquidity. We plan to further reduce our inventory levels which will provide additional cash flow and we may enter into accounts receivable factoring arrangements ($50 million of which are permitted under the Revolving Facility).
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
We have not engaged in or been a party to any other material transactions with affiliates or related parties except for transactions with our current or former subsidiaries, compensatory transactions with directors and officers including employee benefits, stock option and restricted stock grants, compensation deferral, stock purchases, and customary indemnification and expense advancement arrangements.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Cash Flows.
The following table summarizes our cash flow activities:

	For the Nine Months Ended
	September 30,
	2013	2014
	(Dollars in millions)
Cash flow provided by (used in):
Operating activities	$65.2	$82.9
Investing activities	$(59.5)	$(63.0)
Financing activities	$(11.1)	$(20.2)
Operating Activities
Cash flow from operating activities represents cash receipts and cash disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting net income (loss) for:

•	Non-cash items such as depreciation and amortization; post retirement obligations, severance and pension plan changes; and stock-based compensation charges;

•	Gains and losses attributed to investing and financing activities such as gains and losses on the sale of assets and unrealized currency transaction gains and losses;

•	Changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.
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
During the nine months ended September 30, 2013, changes in working capital resulted in a net use of funds of $22.0 million which was impacted by:

•
net cash outflows from increases in inventories of $13.6 million primarily due to increased volumes on hand as a result of seasonally variability and the wind down of third-party needle coke purchase commitments;

•	net cash outflows from decreases in accounts payable and accruals of $47.5 million through normal operations;

•	increase in rationalization accruals of $14.1 million;

•	net cash inflows in accounts receivable of $31.0 million from the decrease in accounts receivable due to the timing and collection of customer sales;
Other uses of cash in the nine months ended September 30, 2013 included contributions to pension and other benefit plans of $7.0 million.
During the nine months ended September 30, 2014, changes in working capital resulted in a net source of funds of $48.6 million which was impacted by:

•	net cash inflows in accounts receivable of $29.7 million from the decrease in accounts receivable due to the timing and collection of customer sales and collections;

•	the change in inventories of $46.4 million due primarily to reduced volumes on hand;

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

•	net cash outflows from decreases in accounts payable and accruals of $11.1 million, due primarily to changes in tax accruals and payables; and

•	a decrease in rationalization accruals of $5.7 million, due primarily to severance payments.
Other uses of cash in the nine months ended September 30, 2014 included contributions to pension and other benefit plans of $11.1 million.
Investing Activities
Net cash used in investing activities was $59.5 million during the nine months ended September 30, 2013, and included capital expenditures of $62.7 million and proceeds from derivative instruments of $0.9 million.
Net cash used in investing activities was $63.0 million during the nine months ended September 30, 2014 and included capital expenditures of $69.3 million and proceeds from the sales of assets of $4.1 million (including rationalization related scrap proceeds of $1.0 million). During the nine months ended September 30, 2014, we received $2.8 million of recoveries related to an insurance claim made for casualty losses related to productive equipment damaged in a fire.
 Financing Activities
Net cash flow provided by financing activities was $11.1 million during the nine months ended September 30, 2013 and included net borrowings under our Revolving Facility of $15.5 million which were primarily used to fund capital expenditures and fund working capital additions.
Net cash flow used in financing activities was $20.2 million during the nine months ended September 30, 2014, including $9.5 million to reduce the outstanding balance under our supply chain financing agreement to zero. Net borrowings under our Revolving Facility and short term debt agreements resulted in a use of cash of $11.0 million.
Restrictions on Dividends and Stock Repurchases
A description of the restriction on our ability to pay dividends and our ability to repurchase common stock is set forth under “Item 5 – Dividend Policies and Restrictions” in the Annual Report and such description is incorporated herein by reference. Such description contains all of the information required with respect thereto.
Under the Revolving Facility, in general, GrafTech is permitted to pay dividends and repurchase common stock in an aggregate amount (cumulative from October 2011) up to $75 million (or $500 million, if certain leverage ratio requirements are satisfied) plus, each year, an aggregate amount equal to 50% of the consolidated net income in the prior year.
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
The outstanding foreign currency derivatives as of December 31, 2013 represented a net unrealized loss of $0.1 million and a net unrealized gain of $0.8 million as of September 30, 2014.
Energy Commodity Management. We periodically enter into commodity derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas and refined oil product exposure. The outstanding contracts as of December 31, 2013 and September 30, 2014 represented net unrealized gain of $0.8 million and a net unrealized loss of $0.5 million, respectively.
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
Sensitivity Analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our foreign currency derivatives and our commodity derivatives. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of September 30, 2014, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a corresponding decrease of $1.4 million or a corresponding increase of $1.3 million, respectively, in the fair value of the foreign currency hedge portfolio. A 10% increase or decrease in the value of the underlying commodity prices that we hedge would result in a corresponding increase or decrease of $1.2 million as of September 30, 2014 in the fair value of the commodity hedge portfolio. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
We had no interest rate derivative instruments outstanding as of September 30, 2014. A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $0.6 million for the nine months ended September 30, 2014.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective at the reasonable assurance level as of September 30, 2014.
Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2014 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings
Director Advancement - We have received a request from a director to reimburse approximately $500,000 incurred by the Director in connection with the investigation conducted by the Special Committee of the GrafTech Board formed in September 2012 and a subsequent investigation by the SEC.  The request is based on GrafTech’s bylaws, an indemnification agreement between GrafTech and the director and Delaware law and, thereunder, advancement of expenses reasonably incurred in a civil, criminal, administrative or investigative action, suit, or proceeding by reason of the fact that the person is or was a director is generally required, subject to, among other things, an undertaking by the director to repay if it turns out he or she did not meet the applicable standards.
Seadrift Coke, L.P and U.S. Environmental Protection Agency - As a result of its audit of the Company’s Seadrift Coke, L.P. subsidiary, the U.S. Environmental Protection Agency (“EPA”) in the 2014 second quarter alleged that the subsidiary failed to accurately report emissions under the Emergency Planning and Community Right-to-Know Act.  The subsidiary is in settlement negotiations with the EPA.  Any fines or penalties are not expected to be material to our financial condition, results of operations or cash flows.
Additional information required by this Item is set forth in Note 12, “Contingencies” of the Notes to Consolidated Financial Statements and is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in Part I-Item IA of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 24, 2012, our Board of Directors authorized a share repurchase program for up to ten million shares of our common stock. Purchases under this program may take place from time to time in the open market, or through privately negotiated transactions, as market, industry and economic conditions warrant. We had not made any purchases under this program as of September 30, 2014.
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

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 1 through July 31, 2014	7,473	$9.86	—	10,000,000
August 1 through August 31, 2014	2,062	8.54	—	10,000,000
September 1 through September 30, 2014	12,043	7.75	—	10,000,000

* Purchases of vested restricted stock shares from employees as payment for the withholding taxes due upon the vesting or payment of stock awards.

Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information.
Not Applicable.

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 6. Exhibits
The exhibits listed in the following table have been filed as part of this Report.

Exhibit Number	Description of Exhibit

10.1	Executive Selective Severance Program - 2014-2016

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Joel L. Hawthorne, President and Chief Executive Officer (Principal Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Erick R. Asmussen, Vice President and Chief Financial Officer (Principal Financial Officer).

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joel L. Hawthorne, President and Chief Executive Officer (Principal Executive Officer).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Erick R. Asmussen, Vice President and Chief Financial Officer (Principal Financial Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	October 30, 2014	By:	/s/ Erick R. Asmussen
Erick R. Asmussen
Vice President and Chief Financial Officer (Principal Financial Officer)