Form 10-K
period 2014-12-31
GRAFTECH INTERNATIONAL LTD
filed 2015-03-02
CIK 931148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                      to
Commission file number: 1-13888
GRAFTECH INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Delaware	27-2496053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
Suite 300 Park Center Drive I	44131
6100 Oak Tree Boulevard	(Zip Code)
Independence, Ohio
Registrant’s telephone number, including area code: (216) 676-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.01 per share	New York Stock Exchange

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
Large Accelerated Filer  ☒ Accelerated Filer  ☐ Non-Accelerated Filer  ☐ Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒
The aggregate market value of our outstanding common stock held by non-affiliates, computed by reference to the closing price of our common stock on June 28, 2013, was approximately $1,346 million. On January 31, 2015, 136,817,315 shares of our common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required under Part III is incorporated by reference from the GrafTech International Ltd. Proxy Statement for the Annual Meeting of Stockholders which will be filed on or before April 30, 2015.

PART I

Preliminary Notes

Important Terms. We use the following terms to identify various matters. These terms help to simplify the presentation of information in this Report.
“Common stock” means GTI common stock, par value $.01 per share.
“Credit Agreement” refers to the credit agreement providing for our senior secured credit facilities, dated as of October 7, 2011, as amended and further restated on April 20, 2012, pursuant to the First Amendment, dated March 26, 2012, as amended as of October 29, 2012, as amended April 23, 2014 and as amended November 19, 2014, as further amended and/or restated at the relevant time. “Revolving Facility” refers to the revolving credit facility provided under the Credit Agreement, at the relevant time.
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
We also have corporate governance guidelines which is available on our website at http://www.graftech.com/getdoc/6b8a3b4d-967c-4bdd-ab04-ea0011de0c91/GRAFTECH-INTERNATIONAL- LTD-Corp-Gov-Guide.aspx as required by the NYSE.

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
We are a leading manufacturer of a broad range of high quality graphite electrodes, products essential to the production of electric arc furnace (“EAF”) steel and various other ferrous and nonferrous metals. We also produce needle coke products, which are the primary raw material needed in the manufacture of graphite electrodes. We also manufacture carbon, graphite, and semi-graphite refractory products, which protect the walls of blast furnaces and submerged arc furnaces. We are one of the leading manufacturers of high quality flexible graphite products, enabling thermal management solutions for the electronics industry. We are one of the largest manufacturers and providers of advanced graphite and carbon materials used in the transportation, solar and oil and gas exploration industries.
We currently manufacture our products in 18 manufacturing facilities strategically located on four continents. We believe our Industrial Materials network has the largest manufacturing capacity and the lowest manufacturing cost structure of all of our major competitors and delivers the highest-level quality products. We currently have the operating capability, depending on product demand and mix, to manufacture approximately 195,000 metric tons of graphite electrodes. During 2013 and 2014, we announced rationalization plans designed to significantly improve our competitiveness, allow us to better serve customers and position our Industrial Materials and Engineered Solutions businesses for success. As a result we have reduced our manufacturing facilities in both businesses, reduced graphite electrode capacity and exited certain product lines in the Engineered Solutions business. Additionally we initiated changes to the Company’s operating and management structure in order to streamline, simplify and decentralize the organization, resulting in savings within our corporate functions. These strategic initiatives addressed three key areas: profitability, cash flow and future growth.
We have over 125 years of experience in the research and development of graphite and carbon based solutions and our intellectual property portfolio is extensive. We hold approximately 713 issued and pending patent applications and have been the recipient of seven R&D 100 Awards in the past 12 years. Our technological capabilities include developing products with superior thermal, electrical and physical characteristics that provide a differentiated advantage.
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
We are a leading manufacturer of a broad range of high quality graphite electrodes, refractory products, and needle coke products. Electrodes are key components of the conductive power systems used to produce steel and non-ferrous metals. Approximately 70% of our graphite electrodes sold are consumed in the EAF steel melting process, the steel making technology used by all “mini-mills,” typically at a rate of one graphite electrode every eight to ten operating hours. We believe that mini-mills constitute the higher long-term growth sector of the steel industry and that there is currently no commercially viable substitute for graphite electrodes in EAF steel making. The remaining approximately 30% of electrodes sold are primarily used in various other ferrous and non-ferrous melting applications, including steel refining (ladle furnace operations for both EAF and basic oxygen furnace steel production), fused materials, chemical processing, and alloy metals.
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

Additionally, through our Seadrift subsidiary, we are a producer of petroleum needle coke. Needle coke is the key raw material in the manufacture of the graphite electrodes used in melting operations. Petroleum needle coke, a crystalline form of carbon derived from decant oil, is used in the production of graphite electrodes. Our Needle coke production allows us to be the only vertically integrated graphite electrode manufacturer. We believe that Seadrift is the world's second largest petroleum-based needle coke producer and assuming normal annual maintenance, a product mix of only normal premium petroleum needle coke production and related by-products, the annual capacity is approximately 140,000 metric tons. Seadrift currently provides a substantial portion of our needle coke requirements.
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
Industrial Materials Segment

Our Industrial Materials segment, which had net sales of $1,026 million in 2012, $909 million in 2013 and $840 million in 2014 manufactures and delivers high quality graphite electrodes, refractory products and needle coke products, as well as provides customer technical services. Industrial Materials sales represented approximately 82%, 78% and 77% of consolidated net sales for 2012, 2013, and 2014, respectively. We estimate that the worldwide sales for products serviced by our Industrial Materials segment was approximately $6 billion in 2013 and approximately $5 billion in 2014. The decline in worldwide sales is primarily the result of lower prices.
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
EAF steel production was estimated to be approximately 462 million metric tons in 2014, representing approximately 28% of the world’s steel production. The World Steel Association's utilization rate for the total steel market was 78% in 2013 and 76% in 2014 and EAF steel capacity utilization rates typically follow the trends of the overall steel industry.

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
Over the long term, graphite electrode demand is estimated to grow at an average annual net growth rate of approximately 1%-2%, based on the anticipated growth of EAF steel production (average historical growth rate of 1%-2%), partially offset by the decline in future specific consumption.
Production Capacity. We believe that the worldwide total graphite electrode manufacturing capacity was approximately 1.94 million metric tons for 2012 and 2013 and approximately 1.88 million metric tons for 2014. We believe that the graphite electrode industry manufacturing capacity utilization rate worldwide was approximately 69% for 2013 and 74% for 2014. We routinely update our estimates as more information, which can vary, becomes available, as stated capacities in some cases are effective capacity adjusted for production yields and product mix.
We have the capability, depending on product demand and mix, to manufacture approximately 195,000 metric tons of graphite electrodes during 2014. This production capacity is down approximately 60,000 metric tons from previous years due to our rationalization initiatives. See Note 2 to the Financial Statements for a discussion on these rationalization activities. As a result of our acquisition of Seadrift in November 2010, our graphite electrode production is vertically integrated. Seadrift currently provides a substantial portion of our needle coke requirements.
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
Petroleum needle and pitch needle coke, relative to other varieties of coke, are distinguished by their needle-like structure and their quality, which is measured by the presence of impurities, principally sulfur, nitrogen and ash. The needle-like structure of petroleum needle and pitch needle coke creates expansion along the length of the electrode, rather than the width, which reduces the likelihood of fractures. Impurities reduce quality because they increase the coefficient of thermal expansion and electrical resistivity of the graphite electrode, which can lead to uneven expansion and a build-up of heat and cause the graphite electrode to oxidize rapidly and break. Petroleum needle and pitch needle coke are typically low in these impurities. In order to minimize fractures caused by disproportionate expansion over the width of an electrode, and minimize the effect of impurities, large-diameter graphite electrodes (18 inches to 32 inches) employed in high-intensity electric arc furnace applications are comprised almost exclusively of petroleum needle and pitch needle coke.

Engineered Solutions Segment

Our Engineered Solutions segment had sales of $222.7 million in 2012, $257.2 million in 2013 and $245.2 million in 2014. Engineered Solutions represented approximately 18% of consolidated net sales for 2012, approximately 22% for 2013 and approximately 23% for 2014. We estimate that our addressable worldwide demand for Engineered Solutions was $2,800 million in 2012, $2,300 million in 2013 and $2,400 million in 2014.
Advanced Graphite Materials. We manufacture extruded and molded graphite blocks weighing up to ten metric tons and machined graphite parts used in many applications including metallurgy, high-temperature industrial, and alternative energy applications. In addition, we produce a line of high temperature (> 1200C) insulation for induction furnaces, high temperature vacuum furnaces, direct solidification furnaces and other high temperature furnace applications.
Advanced Composite Materials. We design, manufacture and test advanced composites used in many applications including ultra-light-weight thermal protection, high-strength heat shields and various other components.  Markets include automotive, petrochemical and aerospace/defense.  Fiber Materials Inc. (FMI), is recognized as an industry leader producing high-temperature materials and advanced composite products for extremely demanding applications.
Advanced Electronics Technologies. We manufacture flexible natural and synthetic graphite products. Applications include thermal management and sealing solutions used in advanced consumer electronics (including smart phones, televisions, tablets and displays), automotive sealing and the petrochemical and alternative energy industries. We are one of the world's largest manufacturers of flexible natural and synthetic graphite products for these uses and applications.
Advanced Materials. We manufacture primary synthetic graphite powders, natural flake graphite powders, coke powders, and various other carbon/graphite powder derivatives. Markets include industrial lubricants, hot metal forming lubricants, conductive polymer fillers and energy storage applications.
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
We continue to leverage our network to seek to achieve significant increases in throughput generated from our existing assets, through productivity improvements, capital expenditures, and other efficiency initiatives. We believe we can further exploit our network by focusing our technical and customer service capabilities on:

•
large global customers to whom we believe we are well positioned to offer products that meet their volume, product quality, product mix, delivery reliability and service needs at competitive prices; and

•
customers in targeted segments where we have competitive advantages to meet identified customer needs due to the range and quality of our products, the utilization of our capacity, the value of our customer technical service and our low cost supplier advantage.

We sell our products in every major geographic region. Sales of our products to buyers outside the U.S. accounted for approximately 70% of net sales in 2012, approximately 75% of net sales in 2013 and approximately 74% of net sales in 2014. No single customer or group of affiliated customers accounted for more than 10% of our total net sales in 2012, 2013 or 2014.
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

Our focus on waste reduction using a team approach creates knowledge at all levels of the organization. Concentrating on creating flow within processes enables us to capitalize on lower inventories while still maintaining a high percentage of on-time-delivery. As discussed in Note 2 of the Financial Statements, we have closed two graphite electrode manufacturing facilities to better align our production with customer demand. We reduced our inventory levels during 2013 and 2014 and expect further reductions in 2015. Our metric driven behavior and process of deploying corrective actions to anomalies drives us towards customer centric solutions.
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
Accelerating Commercialization of Advantaged Technologies. We believe that our technological capabilities for developing products with superior thermal, electrical and physical characteristics provide us with a potential growth opportunity as well as a competitive advantage. We exploit these capabilities and our intellectual property portfolio to accelerate development and commercialization of these technologies across all of our businesses, to improve existing products, and to develop and commercialize new products for higher growth rate areas such as electronic thermal management technologies. We have received R&D Magazine’s prestigious R&D 100 Award in seven of the past 12 years. The R&D 100 Award honors the 100 most technologically significant products introduced into the marketplace each year. We received this award in 2003 and 2004 for our achievements in electronic thermal management products, in 2005 for our large-diameter pinless graphite electrodes, in 2006 for GRAFOAM® carbon foam, a unique high strength, light weight carbon foam, in 2007 for GrafCell® flow field plates, a key component to the commercialization of fuel cells, in 2009 for our GRAFIHXtm Flexible Heat Exchangers, a graphite solution uniquely suited for radiant floor heating systems, and in 2011, for the eGRAF® Spreadershield SS1500™.
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
Providing Superior Technical Service. We believe that we are recognized as one of the industry leaders in providing value added technical services to customers for our major product lines. We have a large customer technical service organization, with supporting engineering and scientific groups with more than 200 engineers and specialists around the world, and we believe that we are recognized as one of the industry leaders in providing value added technical services to customers for our major product lines. A portion of these employees assist key steel and other metals customers in furnace applications, operations and upgrades to reduce energy consumption, improve raw material costs and increase output.
Maintaining Liquidity and Building Stockholder Value. We believe that our business strategies and our rationalization and related activities support our goal of growing revenues and operating income and maximizing the cash generated from operations. Maintaining liquidity remains a priority for us. As of December 31, 2014, we had outstanding borrowings under our Revolving Facility of $40.0 million, $300 million of Senior Notes, $188.0 million carrying value outstanding related to Senior Subordinated Notes, and cash and cash equivalents of $17.6 million. As of December 31, 2013, we had outstanding borrowings under our Revolving Facility of $64.0 million, $300 million of Senior Notes, $175.7 million carrying value outstanding related to Senior Subordinated Notes, and cash and cash equivalents of $11.9 million. We had approximately $302.0 million of unused borrowing capacity under the Revolving facility (after considering financial covenants restrictions and the outstanding letters of credit of approximately $5.3 million) as of December 31, 2014.
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
We currently manufacture graphite electrodes in the United States, Mexico, France and Spain and we have an electrode machining center in Brazil. During 2013, we closed our graphite electrode manufacturing facilities in Brazil and South Africa, as well as our machine shop in Russia. See Note 2 of the financial statements for further discussion.
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
Advanced Composite Materials. Advanced composite materials are primarily manufactured using a 3-dimensional carbon-fiber-composite weaving process.  The 3-dimensional weaving process uses two sets of yarn woven in the fabric-width and length directions (X-Y) and a third yarn woven into the fabric thickness (Axial or Z direction) using specialty weaving equipment.  This process results in a volumetric solid with yarns reinforcing both the planar and axial (Z) directions.  Advanced composite materials are manufactured in three U.S. facilities.
Advanced Electronics Technologies. We use a proprietary process to convert mined natural graphite flake into expandable graphite, an intermediate product. We manufacture flexible graphite by subjecting expandable graphite to additional proprietary processing. Our Advanced Electronics Technologies business primarily operates two manufacturing facilities in the U.S. We believe that we operate one of the world’s most technologically sophisticated advanced natural graphite production lines.
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
We plan to obtain a substantial portion of our 2015 needle coke requirements internally.
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
We have a large customer technical service organization, with supporting application engineering and scientific groups and more than 200 engineers and specialists around the world, and we believe that we are recognized as one of the industry leaders in providing value added technical services to customers for our major product lines.
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
Historically, our graphite electrode customers generally seek to negotiate to secure the reliable supply of their anticipated volume requirements on an annual basis, sometimes called the “graphite electrode book building process”. These orders are subject to renegotiation or adjustment to meet changing conditions. The balance of our graphite electrode customers purchase their electrodes as needed at current market prices.
We have customer technical service personnel based around the world to assist customers to maximize their production and minimize their costs. We employ about 90 engineers and technicians in our Industrial Materials segment, a portion of who provide technical service and advice to key steel and other metals customers. These services relate to furnace applications and operation, as well as furnace upgrades to reduce energy consumption, improve raw material costs and increase output.
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
Research and Development. We conduct our research and development both independently and in conjunction with our strategic suppliers, customers and others. We have a new dedicated innovation and technology center located near our corporate headquarters in Ohio that opened in February 2015 which focuses on all products. This new facility will place a greater emphasis on driving innovation to support new product development and focus on commercializing the next generation technologies in carbon and graphite material science. The activities at this center are integrated with the efforts of our engineers at our manufacturing facilities who are focused on improving manufacturing processes.
Research and development expenses amounted to $13.8 million, $10.4 million and $14.8 million in 2012, 2013 and 2014, respectively. This increase in research and development expenses is primarily related to an unfavorable pension and OPEB MTM adjustment of $2.0 million in 2014 compared to a benefit of $1.4 million in 2013 and rationalization related accelerated depreciation totaling $2.3 million in 2014.
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
Intellectual Property. We believe that our intellectual property, consisting primarily of patents and proprietary know-how, provides us with competitive advantages and is important to our growth opportunities. Our intellectual property portfolio is extensive, with approximately 713 U.S. and foreign patents and published patent applications which are carbon and graphite related, which we believe is more than any of our major competitors (in the business segments in which we operate). Among our competitors, we hold one of the largest number of patents for flexible graphite, as well as the largest number of patents relating to the use of natural graphite for certain fuel cell applications. These patents expire at various times over the next two decades.
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
There are a number of international graphite electrode producers, including SGL Carbon A.G. (Germany), Tokai Carbon Co., Ltd. (Japan), Showa Denko Carbon K.K. (Japan), Graphite India Limited (India), HEG Limited (India), SEC Corporation Limited (Japan), Nippon Carbon Co., Ltd. (Japan), Energoprom Group (Russia), Fangda Carbon New Material Technology Co., Ltd. (China), Nantong Yangzi Carbon Co. Ltd (China), Kaifeng Carbon Co., Ltd. (China) and Sinosteel Jilin Carbon Co., Ltd (China), as well as a number of others.
All graphite electrode manufacturers, even those without multinational manufacturing operations, are capable of, and many in fact are, supplying their products globally and are experiencing increased competition from Indian, Russian and Chinese graphite electrode manufacturers. The Chinese government has strongly supported and invested heavily in industrial expansion in recent years and continues to do so. As a part of this expansion, Chinese production of graphite electrodes has increased and the quality of the electrodes produced in China has improved. The Chinese currency policies regarding the Renminbi may provide Chinese producers with a competitive advantage with respect to exports of graphite electrodes.
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
We believe there are currently approximately ten other firms producing needle coke. These competitors include Philips 66 (U.S.), Petrocokes Japan Limited (Japan), Mitsubishi Chemical Company, Baosteel Group (China), C-Chem Co., Ltd. (Japan), Indian Oil Company Limited (India), Hongte Chemical Industry (Group) Co., Ltd. (China),

JX Holdings Inc. (Japan), Petrochina International Jinzhou Co., Ltd. (China) and Anshan Kaitan Thermo-Energy New Materials Co., Ltd(China).
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
In 2012, the U.S., as well as Japan, Russia, Canada and New Zealand, indicated they would not join a second Kyoto Treaty commitment period. However, it is possible that the U.S. would sign an international Climate Change treaty or enact national Climate Change legislation in the future to reduce the quantity of national GHG emissions in accordance with established goals and deadlines. One or more of our U.S. facilities could be covered by such new legislation and we could incur additional compliance obligations and related expenses. In 2014, participating countries met in Paris to develop a new overall framework for reducing GHG emissions, with the goal of addressing that all major emission sources of CO2 though carbon pricing mechanisms.  Recent pledges by the U.S., China and the EU to achieve significant reductions in CO2 by 2020 may provide impetus for an international GHG agreement in 2015, in which case additional regulatory limits could be forthcoming in the U.S. or the EU.
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
Employees
As of December 31, 2014, we had 2,397 employees (excluding contractors), a decrease of 637 employees from December 31, 2013. A total of 493 employees were in Europe (including Russia), 671 were in Mexico and Brazil, 32 were in South Africa, 1,179 were in the U.S. and 26 were in the Asia Pacific region. As of December 31, 2014, 1,354 of our employees were hourly employees.
As of December 31, 2014, approximately 43% of our worldwide employees were covered by collective bargaining or similar agreements, which expire at various times in each of the next several years. As of December 31, 2014, approximately 862 employees, or 36% of our employees, were covered by agreements which expire, or are subject to renegotiation, at various times through December 31, 2015. We believe that, in general, our relationships with our unions are satisfactory and that we will be able to renew or extend our collective bargaining or similar agreements on reasonable terms as they expire. We cannot assure, however, that renewed or extended agreements will be reached without a work stoppage or strike or will be reached on terms satisfactory to us.
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
The International Monetary Fund reported GDP growth figures for 2014 at approximately 3.3%. We believe that in the graphite electrode markets the capacity utilization rate was approximately 69% in 2013 and 74% in 2014. These lower capacity utilization rates may continue to be driven by a challenging environment for our customers which would negatively impact demand for our Industrial Materials products and may adversely affect our results of operations for 2014.
We are dependent on the global steel industry and also sell products used in the transportation, semiconductor, solar, petrochemical, electronics, and other industries which are susceptible to global and regional economic downturns.
We sell our Industrial Materials products, which accounted for about 77% of our total net sales in 2014, primarily to the EAF steel production industry. Many of our other products are sold primarily to the electronics, transportation, alternative energy, and oil and gas exploration industries. These are global basic industries, and they are experiencing various degrees of contraction, growth and consolidation. Customers in these industries are located in every major geographic region. As a result, our customers are affected by changes in global and regional economic conditions. This, in turn, affects overall demand and prices for our products sold to these industries. As a result of changes in economic conditions, demand and pricing for our products sold to these industries has fluctuated and in some cases declined significantly, which could have a material adverse effect on our results of operations.
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
As of December 31, 2014, we had approximately $529.9 million of total indebtedness outstanding, including approximately $40.0 million of secured indebtedness outstanding under the Revolving Facility, $300.0 million of Senior Notes, and approximately $188.0 million ($200 million due at maturity in November 2015) of Senior Subordinated Notes. Additionally, as of December 31, 2014, we had approximately $302.0 million of unused borrowing capacity under the Revolving facility (after considering financial covenants restrictions and the outstanding letters of credit of approximately $5.3 million).
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
Our annual impairment test of goodwill was performed in the fourth quarter. The estimated fair values of our reporting units were based on discounted cash flow models derived from internal earnings forecasts and assumptions. The assumptions and estimates used in these valuations incorporated the current and expected economic environment. This test resulted in a goodwill impairment charge to our needle coke reporting unit of $75.7 million in 2014. Our graphite electrode reporting unit's fair value exceeds its fair value by over 10% (see Note 4 "Goodwill and Other Intangible Assets"). A further deterioration in the global economic environment or in any of the input assumptions in our calculation could adversely affect the fair value of our reporting units and result in further impairment of some or all of the goodwill on the balance sheet. See Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations-Critical Accounting Policies" for further information regarding goodwill.

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
As of December 31, 2014 we had $179.8 million of gross deferred income tax assets, of which $95.7 million required a valuation allowance. In addition, we had $74.3 million of gross deferred income tax liabilities. Our valuation allowance means that we do not believe that these assets are more likely than not to be realized. Until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets, income tax benefits in each current period will be fully reserved.
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
As of December 31, 2014, GTI's subsidiaries that are not guarantors of the Senior Notes had total liabilities, including trade payables (but excluding intercompany liabilities), of approximately $153.5 million or 19% of our total liabilities, and total assets (excluding intercompany receivables) of approximately $918.0 million, or 50% of our total assets. In addition, for the year ended December 31, 2014, our subsidiaries that are not guarantors of the Senior Notes generated approximately $662.3 million, or 61%, of our consolidated revenues and approximately $46.4 million of our consolidated operating loss of $256.4 million.

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
The agreements relating to our debt, including the Revolving Facility, limit but do not prohibit our ability to incur additional debt, and the amount of debt that we could incur could be substantial. Accordingly, we could incur significant additional debt in the future, including additional debt under the Revolving Facility. Much of this additional debt could constitute secured debt, to which the Senior Notes would be effectively subordinated to the extent of the value of the collateral securing such debt (the collateral securing the Revolving Facility consists of substantially all of the assets of GTI and its U.S. subsidiaries and certain assets of certain of GTI's foreign subsidiaries). At December 31, 2013, approximately $302.0 million of unused borrowing capacity under the Revolving facility (after considering financial covenants restrictions and the outstanding letters of credit of approximately $5.3 million). In addition, if we form or acquire any subsidiaries in the future, those subsidiaries also could incur debt, which debt would be effectively senior to the Senior Notes if those subsidiaries are not required to guarantee the Senior Notes. If new debt is added to our current debt levels, the related risks that we now face could intensify.
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

Item 1B.	Unresolved Staff Comments

•	Not applicable.

Item 2.	Properties
We currently operate the following facilities, which are owned or leased as indicated.

Location of Facility	Primary Use	Owned or Leased
U.S.

Biddeford, Maine (2 facilities)	Advanced Composite Materials Manufacturing (both)	Owned (both)

Presque Isle, Maine	Advanced Composite Materials Manufacturing	Leased

Independence, Ohio	Corporate Headquarters	Leased

Brooklyn Heights, Ohio	Innovation and Technology Center	Leased

Parma, Ohio	Technology Center	Owned

Lakewood, Ohio	Advanced Electronics Technologies Manufacturing Facility and Sales Office	Owned

Sharon Center, Ohio	Advanced Electronics Technologies Manufacturing Facility	Owned

St. Marys, Pennsylvania	Graphite Electrode Manufacturing Facility	Owned

Columbia, Tennessee	Advanced Graphite Materials and Refractory Products Manufacturing, Warehousing Facility and Sales Office	Owned

Lawrenceburg, Tennessee	Refractory Products Manufacturing Facility	Owned

Port Lavaca, Texas	Needle Coke Manufacturing Facility	Owned

Clarksburg, West Virginia	Advanced Graphite Materials Manufacturing Facility, Machine Shop and Sales Office	Owned

Europe

Calais, France	Graphite Electrode Manufacturing Facility	Owned

Notre Dame, France	Advanced Graphite Materials Machine Shop and Sales Office	Owned

Malonno, Italy	Advanced Graphite Materials Manufacturing and Machine Shop and Sales Office	Owned

Moscow, Russia	Sales Office	Leased

Pamplona, Spain	Graphite Electrode Manufacturing Facility and Sales Office	Owned

Bussigny, Switzerland	Sales Office	Leased

Other International

Salvador Bahia, Brazil	Graphite Electrode Machine Shop	Owned

Sao Paulo, Brazil	Sales Office	Leased

Beijing, China	Sales Office	Leased

Hong Kong, China	Sales Office	Leased

Shanghai, China	Sales Office	Leased

Monterrey, Mexico	Graphite Electrode Manufacturing Facility and Sales Office	Owned

Meyerton, South Africa	Refractory Machine Shop and Sales Office	Owned
During 2013 and 2014, we announced rationalization plans which will reduce our manufacturing facilities and graphite electrode capacity. These plans ended the manufacturing of graphite electrodes at our facilities in Brazil and South Africa, as well as a machine shop in Russia. We have also announced the closure of our Presque Isle, Maine facility which is expected to cease operations in the first quarter of 2015. See Note 2 to the financial statements for a full discussion of our rationalization plans.
We entered into leases in November 2014 to move our Corporate Headquarters to new leased facilities in Independence, Ohio and our Research and Development team to a new leased facility in Brooklyn Heights, Ohio. We moved into these locations in the first quarter of 2015. We are currently evaluating our options for our former headquarter and research and development facility in Parma, Ohio. Other than the assets discussed therein, we believe that our facilities, which are of varying ages and types of construction, are in good condition, are suitable for our operations and generally provide sufficient capacity to meet our requirements for the foreseeable future.

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

On October 8, 2014, the General Superintendent of the Administrative Council of Economic Defense in Brazil announced that the agency would be continuing an investigation of anticompetitive activity allegedly affecting the Brazilian market from 1992 to 1998. The investigation was originally commenced in 2002 and has essentially been dormant for many years. There have been no penalties assessed or asserted against us. The investigation purportedly relates to violations of antitrust laws that were previously investigated in from 1997 to 2002 by the U.S. Department of Justice, the European Commission, and other countries in connection with the sale of graphite electrodes. Those antitrust investigations and related lawsuits and claims have long been resolved. Several of the investigations and related lawsuits and claims resulted in fines and settlements, all of which were timely paid many years ago. We have cooperated and plan to cooperate in all of these investigations, including timely responses to requests for information from the Brazilian agency. We believe that we have procedural and substantive defenses to the allegations in the Brazilian matter and that no further investigatory activities are warranted.

Item 4.	Mine Safety Disclosures

•	Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE under the trading symbol “GTI.” Our common stock is included in the Russell 2000 Index. The closing sale price of our common stock was $5.06 December 31, 2014, the last trading day of our most recent fiscal year. The following table sets forth, for the periods indicated, the high and low closing sales price per share for our common stock as reported by the NYSE.

	High	Low
2013
First Quarter	$10.10	$6.49
Second Quarter	8.47	6.87
Third Quarter	8.84	6.94
Fourth Quarter	11.56	8.01
2014
First Quarter	$12.97	$9.38
Second Quarter	11.47	10.15
Third Quarter	10.59	4.45
Fourth Quarter	5.07	3.58
As of December 31, 2014, there were 204 holders of record of our common stock and, we estimate 20,452 beneficial owners.
Dividend Policies and Restrictions

It is the current policy of our Board of Directors to retain earnings to finance strategic and other plans and programs, conduct business operations, fund acquisitions, meet obligations and repay debt. Any declaration and payment of cash dividends or repurchases of common stock will be subject to the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash requirements and future prospects, the limitations contained in the Revolving Facility and other factors deemed relevant by our Board of Directors. We did not pay any cash dividends in 2013 or 2014. We periodically review our dividend policy. At the present time, there are no plans for paying cash dividends in the near future.
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
Repurchases

On July 24, 2012, our Board of Directors authorized a repurchase program for up to ten million shares. Purchases under the program may take place from time to time in the open market, or through privately negotiated transactions, as market, industry and economic conditions warrant. We had not yet made any purchases under this program as of December 31, 2014.
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
The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2014	4,205	$3.66	—	10,000,000
November 1 through November 30, 2014	34,640	$4.28	—	10,000,000
December 1 through December 31, 2014	26,309	$4.21	—	10,000,000
Total/Average	65,154	$4.21	—	10,000,000

(1)	Purchases of vested restricted stock shares from employees to fund the payment of withholding taxes due upon the vesting or payment of stock awards.
Performance Graph

The following graph compares the 5-year total return provided to shareholders of our common stock to the cumulative total return of the Dow Jones Industrial Average and the Russell 1000 Index. An investment of $100 is assumed to have been made in our common stock and in each of the indexes on December 31, 2009 and its relative performance is tracked through December 31, 2014.

Item 6.	Selected Financial Data
The data set forth below should be read in conjunction with “Part I. Preliminary Notes-Important Terms”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$1,006,993	$1,320,184	$1,248,264	$1,166,674	$1,085,304
Income (loss) from continuing operations (a)	174,660	153,184	117,641	(27,259)	(285,376)
Basic earnings (loss) per common share:
Net income (loss) per share	$1.42	$1.06	$0.85	$(0.20)	$(2.10)
Weighted average common shares outstanding (in thousands)	122,621	145,156	138,552	135,067	136,155

Diluted earnings (loss) per common share:
Net income (loss) per share	$1.41	$1.05	$0.84	$(0.20)	$(2.10)
Weighted average common shares outstanding (in thousands)	123,453	146,402	139,700	135,415	136,155

Balance sheet data (at period end):
Total assets	$1,913,183	$2,168,366	$2,297,915	$2,217,848	$1,833,805
Other long-term obligations (b)	114,728	131,300	125,005	97,947	107,566
Total long-term debt	275,799	387,624	535,709	541,593	341,615
Other financial data:
Net cash provided by operating activities	$144,922	$76,597	$101,400	$116,837	$120,903
Net cash used in investing activities	(321,552)	(161,966)	(119,962)	(83,801)	(78,952)
Net cash (used in) provided by financing activities	138,240	85,461	24,112	(37,645)	(35,077)

(a)	Income by period includes (items listed are pre-tax in nature unless otherwise noted)
For the Year Ended December 31, 2010 (Seadrift and C/G are included in our Consolidated Financial Statements beginning as of December 1, 2010):

•	a $15.2 million expense for Seadrift and C/G acquisition-related costs,

•	a $4.9 million benefit from the equity in earnings of our then non-consolidated affiliate,

•	a $9.6 million gain from the acquisition of the remaining 81.1% equity interest in our previously non-consolidated affiliate,

•	a $16.8 million expense for our incentive compensation program,

•	a $4.8 million benefit to our income tax provision for tax holidays, exemptions, and credits in various jurisdictions,

•	a $30.3 million deferred tax asset valuation allowance release as a result of the 2010 acquisitions, and

•	a $7.4 million loss for the MTM Adjustment for our pension and OPEB benefit plans.
For the Year Ended December 31, 2011 (Micron Research Corporation and Fiber Materials, Inc. are included in our Consolidated Financial Statements beginning as of February 10, 2011 and November 1, 2011, respectively):

•	a $26.5 million income tax benefit primarily attributable to the release of valuation allowance for foreign tax credits carryforwards which are expected to be utilized in future years,

•	a non-cash interest charge of $10.0 million related to the amortization of the discount on the Senior Subordinated Notes,

•	a $2 million charge related to the amortization of acquired intangible assets,

•	a $9.0 million charge related to stock-based compensation during 2011, and

•	a $22.3 million loss for the MTM Adjustment for our pension and OPEB benefit plans, driven primarily by a decrease in the discount rate due to lower interest rates.
For the Year Ended December 31, 2012:

•	a $15.1 million charge related to our incentive compensation plans,

•	a non-cash interest charge of $10.7 million related to the amortization of the discount on the Senior Subordinated Notes,

•	a $22.3 million charge related to the amortization of acquired intangible assets,

•	a $9.6 million charge related to stock-based compensation during 2012, and

•	a $8.8 million loss for the MTM Adjustment for our pension and OPEB benefit plans, driven primarily by a decrease in the discount rate due to lower interest rates.
For the Year Ended December 31, 2013:

•	a $65.7 million charge for rationalization and rationalization related activities. This includes $19.3 million of severance and related charges, and $28.3 million of accelerated depreciation expense

•	a non-cash interest charge of $11.5 million related to the amortization of the discount on the Senior Subordinated Notes,

•	a $20.5 million charge related to the amortization of acquired intangible assets,

•	a $6.9 million charge related to stock-based compensation during 2013, and

•	a $14.4 million gain for the MTM Adjustment for our pension and OPEB benefit plans, driven primarily by a increase in discount rates.
For the Year Ended December 31, 2014:

•
impairments of $197.2 million which include a goodwill impairment of $75.7 million related to our needle coke reporting unit and impairment of long-lived assets of $121.6 million related to our isomolded product line and our decision to cease production,

•
a $62.8 million charge for rationalization and rationalization related activities. This includes $29.0 million of rationalization related depreciation expense, $11.6 million of severance and contract termination costs,

•	a non-cash interest charge of $12.3 million related to the amortization of the discount on the Senior Subordinated Notes,

•	a $19.0 million charge related to the amortization of acquired intangible assets,

•	a $5.6 million charge related to stock-based compensation during 2014, and

•	a $19.0 million loss for the MTM Adjustment for our pension and OPEB benefit plans, driven primarily by a decrease in discount rates and adoption of new mortality tables in 2014.

(b)	Represents pension and post-retirement benefits and related costs and miscellaneous other long-term obligations.
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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
2013
Net sales	$253,727	$301,361	$303,084	$308,502
Gross profit	48,550	48,921	36,644	4,951
Net income (a)	4,210	4,382	(7,630)	28,221
Basic earnings (loss) per common share	$0.03	$0.03	$(0.06)	$(0.21)
Diluted earnings (loss) per common share	$0.03	$0.03	$(0.06)	$(0.21)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
2014
Net sales	$280,791	$284,184	$260,458	$259,871
Gross profit	25,694	17,953	17,644	30,956
Net income (loss) (b)	(11,517)	(155,433)	(34,943)	(83,483)
Basic earnings (loss) per common share	$(0.08)	$(1.14)	$(0.26)	$(0.61)
Diluted earnings (loss) per common share	$(0.08)	$(1.14)	$(0.26)	$(0.61)
(a) Net income by quarter for 2013 includes the following:
First Quarter

•	Amortization of acquired intangibles totaling $5.2 million;

•	Interest expense of $9.0 million, driven by $4.8 million of expense related to the Senior Notes.
Second Quarter

•	Amortization of acquired intangibles totaling $5.2 million, and

•	Interest expense of $8.9 million, driven by $4.8 million of expense related to the Senior Notes.
Third Quarter

•	Rationalization and related charges of $17.5 million, including $14.6 million of severance and related charges, and

•
a benefit for income taxes of $9.2 million, due to the jurisdictional mix of income driven by the rationalization charges recorded and the favorable resolution of uncertain tax positions from prior years.

Fourth Quarter:

•	A gain of $14.4 million for the MTM adjustment for our pension and OPEB benefit plans, driven primarily by an increase in discount rates;

•	Rationalization and related charges of $48.2 million, including $4.8 million of severance and related charges, and $27.0 million of accelerated depreciation.
(b) Net income by quarter for 2014 includes the following items:
First Quarter

•	Rationalization and related charges of $17.9 million, of which $17.4 million related to accelerated depreciation;

•	Amortization of acquired intangibles totaling $4.8 million, and

•	Interest expense of $9.0 million, driven by $4.8 million of expense related to the Senior Notes.
Second Quarter

•	Impairment of long-lived assets of $121.6 million as a result of the company's decision to cease production of isomolded products;

•
Rationalization and related charges of $20.6 million, of which $10.9 million related to inventory losses and$4.2 million related to accelerated depreciation. The majority of the remaining costs related to cleaning, moving and dismantling costs;

•	Amortization of acquired intangibles totaling $5.5 million, which included a $0.4 million goodwill impairment charge related to the rationalizations discussed above and

•	Interest expense of $9.2 million, driven by $4.8 million of expense related to the Senior Notes.
Third Quarter

•
Rationalization and related charges of $19.0 million, including $10.8 million of severance and contract termination costs, $3.7 million of accelerated depreciation and $2.9 million of inventory losses;

•	a $4.8 million charge for customer bad debt and related inventory charges in resulting from the bankruptcy of a customer;

•	Amortization of acquired intangibles totaling $4.7 million, and

•	Interest expense of $9.1 million, driven by $4.8 million of expense related to the Senior Notes.
Fourth Quarter:

•	A goodwill impairment charge of $75.7 million related to our needle coke reporting unit:

•	A $19.0 million charge for the MTM adjustment for our pension and OPEB benefit plans, driven primarily by a decrease in discount rates and new mortality tables adopted in 2014;

•	Rationalization and related charges of $5.4 million, including $3.5 million of accelerated depreciation;

•	Amortization of acquired intangibles totaling $4.0 million, and

•	Interest expense of $9.8 million, driven by $4.8 million of expense related to the Senior Notes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
Executive Summary
The slow rates of global economic growth experienced in 2013 continued throughout 2014. The year began with the IMF estimating 2014 growth at a rate of 3.7%, which was revised downward throughout the year to 3.3%. The World Steel Association noted that steel production, excluding China, increased 1.3% in 2014. This slow economic growth and stagnation in steel production year over year exerted continued downward pressure on prices for our Industrial Materials products during the year, which negatively impacted our profitability in 2014. Our Industrial Materials rationalization initiatives have begun to yield cost savings which will be further realized in 2015. We anticipate that the price drop in the global oil markets experienced in the second half of 2014 will improve our graphite electrode cost structure in 2015.
Our Engineered Solutions segment had decreased sales and margins in 2014 resulting primarily from our advanced consumer electronics products experiencing pricing pressure and decreased demand throughout 2014. In the second quarter of 2014, we announced that we were ceasing production of our isomolded product group within AGM and undertaking rationalization initiatives to reduce costs and increase our global competitiveness. We experienced growth in one of our AGM product group lines, however, the unexpected bankruptcy of our primary customer in that field gives uncertainty to future sales.
In the third quarter of 2014 we announced rationalization initiatives to the Company’s operating and management structure in order to streamline, simplify and decentralize the organization. While the Company incurred costs during 2014 related to these rationalization plans, we believe they will better position us for profitability in the future.
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
Global Economic Conditions and Outlook
2015 Outlook. We are impacted in varying degrees, both positively and negatively, as global, regional or country conditions fluctuate. Our discussions about market data and global economic conditions below are based on or derived from published industry accounts and statistics.
In its January 19, 2015 report, the International Monetary Fund (IMF), reduced its estimate for 2015 global GDP growth to 3.5 percent, 0.3 percentage points lower than its October 2014 forecast. The report states that lower oil prices will likely boost global growth but that negative factors including investment weakness have reduced growth expectations in many advanced and emerging economies. The report goes on to state that the United States is the only major economy for which growth expectations have been raised.

Steel customer sentiment remains cautiously optimistic in North America, although there are concerns given high import levels, reduced demand from the oil and gas and related service sectors and the instability of global growth. Customers outside of the North America are generally less optimistic as weakness has been observed in basic materials sectors.

The 2015 graphite electrode order book continues to be built, with approximately 60 percent of targeted 2015 order volumes confirmed. Of the completed orders booked, 2015 graphite electrode prices are on average lower than 2014 year-end pricing. Pricing for products in the Engineered Solutions segment are also under pressure. The Company's previously announced cost savings programs remain on track, however will largely be offset by lower pricing. While the Company expects to benefit from falling oil prices in its needle coke and graphite electrode businesses, lower graphite electrode operating rates are expected to largely offset this benefit over the near term as the Company continues its previously announced inventory reductions.
In summary, the Company’s expectations, excluding the impact of special charges, are as follows:

•	First half 2015 EBITDA* target of $45 million to $55 million;

•	First half 2015 operating cash flow of approximately $40 million to $50 million (after approximately $15 million to $20 million of cash rationalization charges);

•	Full year 2015 inventory reduction of approximately $50 million; and

•	Full year 2015 capital expenditures of approximately $60 million to $70 million.
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

See below for a reconciliation of first half of 2015 targeted EBITDA to targeted net income attributable to GrafTech International Ltd., the most directly comparable financial measure calculated and reported in accordance with GAAP:

First Half Target
2015

EBITDA	$45,000 - $55,000
Adjustments
Depreciation and amortization	(44,000)
Rationalization related depreciation	(4,000)
Rationalizations	(7,000)
Rationalizations related charges	(2,000)
Operating income	(12,000) - (2,000)
Other (expense) income, net	(2,000)
Interest expense	(18,000)
Income taxes	(5,000)
Net loss	$(37,000) - $(27,000)
Financing Transactions
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
Revolving Credit Facility
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

The financial covenants require us to maintain a minimum cash interest coverage ratio of 3.00 to 1.00 and a maximum senior secured leverage ratio of 2.25 to 1.00, subject to adjustment for certain events. As of December 31, 2014, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable.

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
On April 23, 2014, GrafTech and certain of its subsidiaries entered into an Amended and Restated Credit Agreement for the Revolving Facility that provides for, among other things, a five-year tenor, reduced borrowing spreads and greater financial flexibility. The Revolving Credit Facility had a maximum borrowing capacity of $470 million principal and matures in April 2019.
On November 19, 2014, we initiated an amendment to our Credit Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender. The amendment includes modification to the definition of EBITDA to exclude certain restructuring costs, increasing availability of borrowings thereunder, and modification of the maximum principal amount to $400 million.
On February 27, 2015, GrafTech and certain of its subsidiaries entered into an Amended and Restated Credit Agreement that provides for, among other things, greater financial flexibility and a new $40 million senior secured delayed draw term loan facility. See Note 18 to the financial statements for additional details.

As of December 31, 2014, we had outstanding borrowings of $40.0 million and outstanding letters of credit of $5.3 million under this Revolving Facility.
Senior Subordinated Notes
On November 30, 2010, in connection with the acquisitions of Seadrift and C/G, we issued Senior Subordinated Notes for an aggregate total face amount of $200 million. These Senior Subordinated Notes are non-interest bearing and mature in 2015. Because the Senior Subordinated Notes are non-interest bearing, we were required to record them at their present value (determined using an interest rate of 7%). The difference between the face amount of the Senior Subordinated Notes and their present value is recorded as debt discount. The debt discount will be amortized to income using the interest method, over the life of the Senior Subordinated Notes. The loan balance, net of unamortized discount, was $188.0 million as of December 31, 2014 and will be $200.0 million at maturity in 2015.
On occasion we have sold accounts receivable without recourse to a third party. We did not sell any receivables during 2013 or 2014. See “Liquidity and Capital Resources” below for further discussion.
Realizability of Net Deferred Tax Assets and Valuation Allowances
As of December 31, 2014 we had $179.8 million of gross deferred income tax assets, of which $95.7 million required a valuation allowance. In addition, we had $74.3 million of gross deferred income tax liabilities. Our valuation allowance means that we do not believe that these assets are more likely than not to be realized. Until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets, income tax benefits in each current period will be fully reserved.
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

Customer Base

We are a global company and sell our products in every major geographic market. Sales of these products to buyers outside the U.S. accounted for about 70% in 2012, 75% in 2013 and 74% in 2014. In 2014, three of our ten largest customers were based in Europe, and one each in the U.S., Korea, Japan, Brazil, Russia, Egypt and India, however, all are multi-national operations.
In 2014, eight of our ten largest customers were purchasers of our Industrial Materials products. No single customer or group of affiliated customers accounted for more than 10% of our net sales in 2014.
Results of Operations and Segment Review

2014. The slow rates of global economic growth continued throughout 2014. The year began with the IMF estimating 2014 growth at a rate of 3.7%, which was revised downward throughout the year to 3.3%. The World Steel Association noted that steel production, excluding China, increased 1.3% in 2014. This slow economic growth and stagnation in steel production year over year exerted continued downward pressure on prices for our Industrial Materials products during the year, which negatively impacted our profitability in 2014. Our Industrial Materials rationalization initiatives have begun to yield cost savings which will be further realized in 2015. We anticipate that the price drop in the global oil markets experienced in the second half of 2014 will improve our graphite electrode cost structure in 2015.
Our Engineered Solutions segment experienced 2014 sales growth in one of our AGM product group lines, however, the unexpected bankruptcy of our primary customer in that field gives uncertainty to future sales. Our advanced consumer electronics products experienced pricing pressure and decreased demand throughout 2014 which decreased margins and sales. In the second quarter of 2014, we announced that we were ceasing production of our isomolded product group within AGM and undertaking rationalization initiatives to reduce costs and increase our global competitiveness.
In the third quarter of 2014 we announced rationalization initiatives to the Company’s operating and management structure in order to streamline, simplify and decentralize the organization. While the Company incurred significant costs during 2014 related to these rationalization plans, we believe they will better position us for profitability in the future.
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

The tables presented in our year-over-year comparisons summarize our consolidated statements of income and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the years ended December 31, 2012, 2013, and 2014.

Results of Operations for 2014 as Compared to 2013
The tables presented in our period-over-period comparisons summarize our consolidated statements of income and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the year ended December 31, 2013 and 2014. Throughout our MD&A, changes that are less than 5% or less than $1.0 million, may be deemed not meaningful and excluded from the discussion. During 2014, as part of our initiative to decentralize the organization and reduce the costs of the global headquarter functions, the performance measure of our existing segments was changed to reflect our new management and operating structure. All amounts below reflect this change. See Note 3 to the financial statements for further discussion.

	For the Year Ended
	December 31,		Increase	%
(in thousands, except per share data and % change)	2013	2014	(Decrease)	Change
Net sales	$1,166,674	$1,085,304	$(81,370)	(7)%
Cost of sales	1,027,608	993,057	(34,551)	(3)%
Gross profit	139,066	92,247	(46,819)	(34)%
Research and development	10,437	14,844	4,407	42%
Selling and administrative expenses	111,043	124,178	13,135	12%
Impairment of long-lived assets	—	197,220	197,220	N/A
Rationalizations	20,156	11,625	(8,531)	(42)%
Operating loss	(2,570)	(255,620)	(253,050)	9,846%
Other expense (income), net	1,698	2,445	747	44%
Interest expense	36,037	37,057	1,020	3%
Interest income	(203)	(330)	(127)	63%
Loss before provision for income taxes	(40,102)	(294,792)	(254,690)	635%
(Benefit) provision for income taxes	(12,843)	(9,416)	3,427	(27)%
Net income	$(27,259)	$(285,376)	$(258,117)	947%
Basic loss per common share:	$(0.20)	$(2.10)	$(1.90)
Diluted loss per common share:	$(0.20)	$(2.10)	$(1.90)
Net sales, by operating segment for the year ended December 31, 2013 and 2014 were:

	For the Year Ended December 31,		Increase	%
(in thousands, except per % change)	2013	2014	(Decrease)	Change
Industrial Materials	$909,448	$840,103	$(69,345)	(8)%
Engineered Solutions	257,226	245,201	(12,025)	(5)%
Total net sales	$1,166,674	$1,085,304	$(81,370)	(7)%
An analysis of the components of change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	3%	(11)%	—%	(8)%
Engineered Solutions	2%	(7)%	—%	(5)%
Net sales. Net sales for our Industrial Materials segment decreased by $69.3 million in 2014 compared to 2013. Net sales were impacted by a deterioration in the realized selling price of electrodes in 2014. The weighted average selling price of electrodes, excluding currency impacts, decreased approximately 10% compared to 2013. We also experienced lower third party sales and pricing in our needle coke business as we have sourced a greater percentage of needle coke internally. Partially offsetting these decreases in electrode pricing and needle coke was an increase in segment volumes of 3%, driven primarily by a 4% increase in graphite electrode volumes from 181.8 thousand metric tons to 187.9 thousand metric tons.
Net sales for our Engineered Solutions segment decreased $12.0 million in 2014 compared to 2013. This decrease was primarily driven by lower advanced electronics technologies product sales of $27.7 million due to pricing and volume declines in products serving the advanced consumer electronics markets. Offsetting this decrease were increased sales of $22.6 million of our AGM products. The increase in revenue was primarily driven by $17.6 million of new product sales of high temperature furnace systems servicing a single customer that filed for bankruptcy in October 2014, which has created uncertainty related to future high temperature furnace systems sales.
Cost of sales. We experienced decreases in cost of sales of $34.6 million compared to 2013 due to a $44.6 million benefit of an improved cost structure resulting from our rationalization initiatives. Additionally, the increased use of internally sourced needle coke has decreased our cost of sales. Offsetting these decreases was increased variable costs of $18.7 million driven by a 3 percent increase in graphite electrode volumes. Additionally, we incurred a year over year increase in pension mark to market charges of $15.9 million.
Research and Development. Research and development expenses were $14.8 million in 2014 which represented a $4.4 million increase over 2013. This increase was primarily driven by a negative MTM adjustment of $2.0 million in 2014 compared to a benefit of $1.4 million in 2013 and rationalization related accelerated depreciation totaling $2.3 million. Excluding these charges, research and development expense decreased $1.3 million.
Selling and administrative expenses. Selling and general administrative expenses increased $13.1 million to $124.2 million in 2014. This increase was primarily driven by a negative MTM adjustment of $8.3 million in 2014, compared to a benefit of $5.8 million in 2013. We also recorded in selling and administrative expense rationalization related charges of $1.3 million and proxy contest fees of $2.4 million. Excluding these charges our selling and administrative expenses decreased $4.7 million in 2014 as compared to 2013.
Rationalizations. We recorded an $11.6 million charge for rationalizations in 2014, a decrease of $8.5 million from 2013. The 2014 rationalization charges related primarily to severance and contract termination costs resulting from our Engineered Solutions and corporate and research and development rationalizations initiatives. The Engineered Solutions initiative began in the second quarter of 2014 and will wind down through the first half of 2015. The corporate and research and development initiative was announced in the third quarter of 2014 and resulted in changes to our operating and management structure in order to streamline, simplify and decentralize the organization. The related rationalization costs will be substantially completed by the third quarter of 2015.
We recorded $20.2 million of rationalization charges in 2013 related primarily to our Industrial Materials rationalization initiatives. These charges were due to the closures of our South Africa and Brazil graphite electrode plants and our machine shop in Russia, as well as headcount reductions throughout our Industrial Materials segment and at our corporate facility in Parma, Ohio. See Note 2 to the financial statements for further discussion of rationalization activities.
Impairments. As a result of our annual goodwill impairment testing and our routine monitoring of triggering events, we recorded a goodwill impairment charge in our needle coke reporting unit totaling $75.7 million during the fourth quarter of 2014. This charge was driven by the margin contraction for petroleum needle coke. See Note 4 to the financial statements for a full discussion of our goodwill impairment testing and results.
Additionally, in the second quarter of 2014, we announced rationalization initiatives in our Engineered Solutions segment resulting from deteriorated pricing and competitor responses for certain products. As a result, we recorded long-lived asset impairment charges of $121.6 million.
Interest expense. Interest expense increased $1.0 million in 2014 as compared to 2013 due to costs incurred while amending our revolving credit facility in April and November of 2014.

Segment operating income (loss). The following table represents our operating income (loss) by segment for 2013 and 2014:

	For the Year Ended
	December 31,
	2013	2014
	(Dollars in thousands)
Industrial Materials	$20,007	$(50,260)
Engineered Solutions	28,392	(138,271)
Corporate, Research and Development, and Other	$(50,969)	$(67,089)
Total segment operating income (loss)	$(2,570)	$(255,620)
The percentage relationship of cost of operations to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	For the Year Ended
	December 31,
	(Percentage of sales)
	2013	2014	Change
Industrial Materials	98%	106%	8%
Engineered Solutions	89%	156%	67%
Segment operating costs and expenses as a percentage of sales for Industrial Materials increased to 106% in 2014, primarily caused by the goodwill impairment charge of $75.7 million in the Needle coke reporting unit. Additionally, the segment was charged $3.5 million of pension MTM costs in 2014 versus a credit of $4.2 million in 2013. Offsetting these unfavorable impacts, rationalization and related charges for Industrial materials decreased $25.8 million to $34.5 million, or 4% of total costs in 2014. Excluding those non-recurring items, segment operating costs and expenses as a percentage of sales increased marginally versus prior year despite the increased variable costs resulting from a 3 percent volume increase and a 10% price decline in graphite electrodes. This was achieved through $39.9 million of cost reductions resulting from our rationalization initiatives.
Segment operating costs and expenses as a percentage of sales for Engineered Solutions increased to 156% in 2014, primarily caused by the second quarter long-lived asset impairment charge of $121.6 million associated with the decision to discontinue the manufacturing of the isomolded products. Additionally, rationalization and related charges increased by $18.4 million to $22.0 million in 2014. The Engineered Solutions segment also incurred a $9.2 million pension MTM charge in 2014 versus a credit of $5.8 million in 2013. The bankruptcy of an Advanced Graphite Materials customer triggered an inventory write-off and bad debt reserve of $4.8 million in the third quarter 2014. Excluding these non-recurring charges, segment operating costs and expenses would have increased to 94% of sales. This increase was due to the decreased prices and volumes in our consumer electronics business and higher costs related to the manufacturing of new products.
 Operating costs and expense as a percentage of sales for our Corporate, Research and Development, and Other increased $16.1 million in 2014 as compared to 2013. This increase was driven primarily by a MTM charge of $6.3 million in 2014 versus a MTM gain of $4.2 million in 2013. We also incurred additional fees related to our proxy filings of $2.4 million in 2014. Excluding these MTM and proxy charges, expenses decreased $1.3 million in 2014 when compared to 2013.
 Provision for income taxes. The following table summarizes the expense for income taxes in 2013 and 2014:

	For the Twelve Months Ended
	December 31,
	2013	2014
	(Dollars in thousands)
Tax (benefit) expense	$(12,843)	$(9,416)
Pretax loss	$(40,102)	$(294,792)
Effective tax rates	32.0%	3.2%

During the twelve months ended December 31, 2014, the effective tax rate differs from the U.S. statutory rate of 35% primarily due to the recording of a valuation allowance against our U.S. deferred tax assets. During 2014, GrafTech impaired certain long-lived assets and announced the exit of certain product lines within our AGM product group as well as impaired goodwill on the needle coke reporting unit. See Note 2 and Note 4 to the financial statements. The impairment charges and other rationalization related charges were incurred primarily in the U.S. Therefore, it is no longer assured that it is more likely than not that we will generate sufficient future U.S. taxable income to realize our U.S. net deferred tax assets. As a result of recent losses, we recognized a $73.4 million non-cash charge in 2014 to increase the valuation allowance against these U.S. deferred tax assets, which adversely impacted our effective tax rate. The recognition of the valuation allowance does not result in or limit our ability to utilize these tax assets in the future.
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
Results of Operations for 2013 as Compared to 2012

(in thousands, except per share data and % change)	2012	2013	Increase (Decrease)	% Change
Net sales	$1,248,264	$1,166,674	$(81,590)	(7)%
Cost of sales	932,460	1,027,608	95,148	10%
Gross profit	315,804	139,066	(176,738)	(56)%
Research and development	13,796	10,437	(3,359)	(24)%
Selling and administrative expenses	145,540	111,043	(34,497)	(24)%
Rationalizations	—	20,156	20,156	N/A
Operating income (loss)	156,468	(2,570)	(159,038)	(102)%
Other (income) expense, net	(1,005)	1,698	2,703	(269)%
Interest expense	23,247	36,037	12,790	55%
Interest income	(261)	(203)	58	(22)%
Income (loss) before provision for income taxes	134,487	(40,102)	(174,589)	(130)%
Provision (benefit) for income taxes	16,846	(12,843)	(29,689)	(176)%
Net income (loss)	$117,641	$(27,259)	$(144,900)	(123)%
Basic income (loss) per common share	$0.85	$(0.20)	$(1.05)
Diluted income (loss) per common share	$0.84	$(0.20)	$(1.04)
Net sales. Net sales by operating segment for the years ended December 31, 2012 and 2013 were:

(in thousands, except per share data and % change)	2012	2013	Increase (Decrease)	% Change
Industrial Materials	$1,025,571	$909,448	$(116,123)	(11)%
Engineered Solutions	222,693	257,226	34,533	16%
Total net sales	$1,248,264	$1,166,674	$(81,590)	(7)%

Our analysis of the percentage change in net sales from 2012 to 2013 for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	2%	(13)%	—%	(11)%
Engineered Solutions	11%	5%	—%	16%
Net sales. Net sales for our Industrial Materials segment decreased to $909.4 million in 2013 compared to net sales of $1,025.6 million in 2012. Graphite electrode volumes increased by 9 percent from 167.0 thousand metric tons in 2012 to 181.1 thousand metric tons in 2013. However, this increase was more than offset by a deterioration in the selling price of electrodes throughout 2013. The weighted average selling price, excluding currency impacts, of electrodes in 2013 decreased approximately 14% compared to the 2012. We also experienced third party needle coke volume declines 2013 compared to the same period of 2012, as we sourced more needle coke internally. Additionally, our needle coke business experienced third-party price declines in 2013. Unfavorable foreign currency adjustments impacted net sales by $2.2 million in 2013, compared to the same period of 2012.
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
Cost of sales. During 2013, we experienced increases in cost of sales of $95.1 million primarily driven by $45.5 million of rationalization related charges (see discussion of rationalizations below and Note 2 to the financial statements), $39.0 million associated with input costs and increased volumes in our industrial materials segment. Higher advanced consumer electronic volumes accounted for $18.3 million of the increase in cost. Additionally, despite solid sales and margin growth in our advanced consumer electronics product line, costs of sales were negatively impacted by continued weaknesses in advanced graphite materials products serving industrial sectors and start-up costs as we add production capabilities to serve growing markets. Cost of sales in 2013 benefited from a favorable pension and OPEB MTM adjustment of $7.2 million, resulting from a change in discount rate and improved market performance. This compares to a charge of $6.3 million in 2012.
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
Rationalizations. During 2013, we recorded a $20.2 million charge for rationalizations, primarily related to severance and contract termination costs for our Industrial Materials segment. These charges were due to the closures of our South Africa and Brazil graphite electrode plants, and our machine shop in Russia, as well as overhead headcount reductions throughout our Industrial Materials segment and at our corporate facility in Parma, Ohio. Going forward, we anticipate that these actions will result in annual savings of $75 million, with approximately $50 million to be realized in 2014. See Note 2 to the financial statements for futher discussion on these programs.
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
Interest expense. Interest expense increased by $12.8 million in 2013, primarily as a result of the $300 million Senior Notes that were issued in November 2012. These Senior Notes bear interest at 6.375% per year.
Segment operating income. The following table represents our operating income by segment for 2012 and 2013:

	For the Year ended December 31,
	2012	2013
	(Dollars in thousands)
Industrial Materials	$197,335	$20,007
Engineered Solutions	22,374	28,392
Corporate, Research and Development, and Other Expenses	(63,241)	(50,969)
Total segment operating income	$156,468	$(2,570)
The percentage relationship of operating expenses to sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Operating Expenses
	(Percentage of sales)
	2012	2013	Change
Industrial Materials	81%	98%	17%
Engineered Solutions	90%	89%	(1)%
Segment operating costs and expenses as a percentage of sales for Industrial Materials increased to 98% in 2013. Rationalization and related charges for Industrial Materials were $60.3 million in 2013, and represented approximately 7% of the total operating costs of the segment. In addition, operating costs and expenses as a percentage of sales increased as a result of margin contraction for our Industrial Materials products. This margin contraction was driven primarily by lower sales prices for graphite electrodes and needle coke, which more than offset the year over year MTM benefit and overhead cost control measures in place. We expect the rationalization initiatives announced in 2013 to positively impact operating income in 2014, even with continued downward price pressure in the near term.
 Segment operating costs and expenses as a percentage of sales for Engineered Solutions remained relatively flat, at 90% in 2012 and 89% in 2013. Operating margin improvements for our advanced consumer electronics products and favorable MTM adjustments were offset by continued weaknesses in advanced graphite materials products serving industrial sectors and start-up costs as we added production capabilities to serve growing markets.
Operating costs and expenses in our Corporate, Research and Development, and Other decreased by $12.3 million from 2012 to 2013, due primarily to a MTM gain of $4.2 million recognized in 2013 as opposed to a 2012 charge of $1.8 million. Additionally our Research and Development expenses decreased by $3.4 million compared to 2012.
 Provision for income taxes. The following table summarizes the expense for income taxes in 2012 and 2013:

	For the Year Ended December 31
	2012	2013
	(Dollars in thousands)
Tax (benefit)	$16,846	$(12,843)
Pretax Income (loss)	$134,487	$(40,102)
Effective Tax Rates	12.5%	32.0%

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
Effects of Inflation

We incur costs in the U.S. and each of the non-U.S. countries in which we have a manufacturing facility. In general, our results of operations, cash flows and financial condition are affected by the effects of inflation on our costs incurred in each of these countries.
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
We account for our Russian, Swiss, Luxembourg and Mexican subsidiaries using the dollar as the functional currency, as sales and purchases are predominantly dollar-denominated. Our remaining subsidiaries use their local currency as their functional currency.
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
Many of the non-U.S. countries in which we have a manufacturing facility have been subject to economic and political changes, which have impacted currency exchange rates. We cannot predict changes in currency exchange rates in the future or whether those changes will have net positive or negative impacts on our net sales, cost of sales or net income. The fourth quarter decline of the Euro began to negatively affect our sales in 2014 and we expect this trend to continue as long as the Euro is near or below current rates. These declines in price will be mostly offset by decreased costs incurred in the Euro region, however the cost decreases will not be realized as timely as the sales decreases.
For net sales of Industrial Materials, the impact of these events was an increase of $15.2 million in 2012, a decrease of $2.2 million in 2013, and a increase of $1.2 million in 2014. For the cost of Industrial Materials, the impact of these events was a decrease of $28.5 million in 2012 and a decrease of $7.6 million in 2013 and a decrease of $4.8 million in 2014.
As part of our cash management, we have intercompany loans between some of our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Income.
We had a net total currency gain of $2.6 million in 2012, a net currency loss of $1.5 million in 2013 and a net currency gain of $2.2 million in 2014 due to the remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities.
We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by changes in currency exchange rates, as described under “Item 7A–Quantitative and Qualitative Disclosures about Market Risks.”
Liquidity and Capital Resources
We believe that we have adequate liquidity to meet all of our present needs. Disruptions in the U.S. and international financial markets, however, could adversely affect our liquidity and the cost and availability of financing to us in the future. As of December 31, 2014, we had cash and cash equivalents of $17.6 million, long-term debt of $341.6 million, short-term debt of $188.1 million and stockholders' equity of $1,005 million. We also had $302.0 million of unused borrowing capacity under the Revolving facility (after considering financial covenants restrictions and the outstanding letters of credit of approximately $5.3 million). As a part of our cash management activities, we manage accounts receivable credit risk, collections, and accounts payable vendor terms to maximize our free cash at any given time and minimize accounts receivable losses.
Our sources of funds have consisted principally of cash flow from operations and debt including our Revolving Facility. Our uses of those funds (other than for operations) have consisted principally of capital expenditures, the repurchase of common shares outstanding, cash paid for acquisitions and associated expenses and debt reduction payments and other obligations.
In the event that operating cash flows fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our Revolving Facility.
We use cash flow from operations and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as well as cash on hand as our primary sources of liquidity. The Revolving Facility is secured, and provides for maximum borrowings of up to $400 million including a letter of credit sub-facility of up to $50 million and is subject to certain conditions (including a maximum senior secured leverage ratio test). The Revolving Facility matures in April 2019. As of December 31, 2014, we had outstanding borrowings drawn from the Revolving Facility of $40 million and outstanding letters of credit of $5.3 million. On October 29, 2012, we amended the Revolving Facility to permit the issuance and guarantee of the Senior Notes, as well as to permit us to loan the proceeds of the Senior Notes to GrafTech Finance and Luxembourg Holdco so that they can repay amounts outstanding under the Revolving Facility, and to permit those entities to repay the intercompany loans to us in order to fund payments on the Senior Notes and certain other indebtedness. In addition, we amended the Revolving Facility to permit acquisitions (and related intercompany loans to fund such acquisitions) in the aggregate amount of $400.0 million, in addition to those already permitted by the Revolving Facility and to increase to $400.0 million the amount of debt we incur under our general debt basket, to the extent we meet certain financial ratios.
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
The financial covenants require us to maintain a minimum cash interest coverage ratio of 3.00 to 1.00 and a maximum senior secured leverage ratio of 2.25 to 1.00, subject to adjustment for certain events. As of December 31, 2014, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable.

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
On April 23, 2014, GrafTech and certain of its subsidiaries entered into an Amended and Restated Credit Agreement for the Revolving Facility that provides for, among other things, a five-year tenor, reduced borrowing spreads and greater financial flexibility. The Revolving Credit Facility had a maximum borrowing capacity of $470 million principal and matures in April 2019.
On November 19, 2014, we initiated an amendment to our Credit Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender. The amendment includes modification to the definition of EBITDA to exclude certain restructuring costs, increasing availability of borrowings thereunder, and modification of the maximum principal amount to $400 million.
As of December 31, 2014, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable. These covenants include maintaining a cash minimum interest coverage ratio of at least 3.00 to 1.00 and a maximum senior secured leverage ratio of 2.25 to 1.00, which are measured based on a rolling average of the prior four quarters. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants through 2015. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.
Our Credit Agreement provides that if GrafTech has not repaid or refinanced the Senior Subordinated Notes by August 30, 2015, then GrafTech must maintain Liquidity (as defined) of at least $300 million until the Senior Subordinated Notes are repaid or refinanced.  For this purpose, Liquidity is defined as the aggregate commitments under the Credit Agreement of $400 million, less drawn borrowings on the Credit Agreement, plus unrestricted cash. As of December 31, 2014, the Liquidity (as defined) was approximately $372 million.
On February 27, 2015, GrafTech and certain of its subsidiaries entered into an Amended and Restated Credit Agreement that provides for, among other things, greater financial flexibility and a new $40 million senior secured delayed draw term loan facility. See Note 18 to the financial statements for additional details.
As of December 31, 2014, and December 31, 2013 approximately 92% of our debt consists of fixed rate or zero interest rate obligations.
Long-Term Contractual, Commercial and Other Obligations and Commitments. The following tables summarize our long-term contractual obligations and other commercial commitments as of December 31, 2014.

	Payments Due by Year Ending December 31,
	Total	2015	2016-2017	2018-2019	2020+
	5
Contractual and Other Obligations
Long-term debt	$514,095	$212,838	$252	$252	$300,753
Leases	15,624	5,411	5,745	4,468	—
Purchase obligations (a)	21,933	21,933	—	—	—
Total contractual obligations	551,652	240,182	5,997	4,720	300,753
Postretirement, pension and related benefits (b)	86,779	14,924	30,229	30,720	10,906
Other long-term obligations	9,301	7,616	724	961	—
Uncertain income tax provisions	3,710	1,990	1,460	260	—
Total contractual and other obligations (a)(b)	$651,442	$264,712	$38,410	$36,661	$311,659
Other Commercial Commitments
Letters of credit (c)	$2,317	$755	$1,562	$—	$—
Guarantees	1,332	1,142	—	—	190
Total other commercial commitments	$3,649	$1,897	$1,562	$—	$190

(a)	Based on the estimated timing of deliveries under supply contracts.

(b)	Represents estimated postretirement, pension and related benefits obligations based on actuarial calculations.

(c)	Additional letters of credit of $5.3 million are issued under the Revolving Facility.

Cash Flow and Plans to Manage Liquidity. Typically, our cash flow fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of capital expenditures, acquisitions, stock repurchases and other factors.

Certain of our obligations could have material impact on our liquidity. Cash flow from operations and from financing activities services payment of our obligations, thereby reducing funds available to us for other purposes. As of December 31, 2014, we had $302.0 million of unused borrowing capacity under the Revolving facility (after considering financial covenants restrictions and the outstanding letters of credit of approximately $5.3 million). Continued volatility in the global economy may require additional borrowings under our Revolving Facility. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn could significantly negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.
Based on expected operating results and expected cash flows, we expect to be in compliance with our existing financial covenants in 2015.
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
We had positive cash flow from operating activities during 2012, 2013 and 2014. Although the global economic environment experienced significant swings in these periods, our working capital management and cost-control initiatives allowed us to remain operating cash flow positive in both times of declining and improving operating results.

At year end 2011 and continuing through 2012, we experienced increases in inventory levels resulting from lower sales volumes driven by reduced demand for our products as well as from contractually obligated raw material purchases. We have since closed two graphite electrode manufacturing facilities to better align our production with customer demand and we reduced inventories in 2013 and 2014. We expect to continue to reduce inventory levels over the next 12 months which will provide positive cash flows and increase our liquidity.

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
Off-Balance Sheet Arrangements and Commitments. We have not undertaken or been a party to any material off-balance-sheet financing arrangements or other commitments (including non-exchange traded contracts), other than:

•	Notional amount of foreign exchange and commodity contracts.

•	Commitments under non-cancelable operating leases that, as of December 31, 2014, totaled no more than $5.4 million in each year and $15.6 million in the aggregate and as of December 31, 2014.

•	Letters of credit outstanding under our Revolving Facility of $5.3 million as of December 31, 2014.

•	Surety bonds and letters of credit with other banks totaling $6.8 million.

We are not affiliated with or related to any special purpose entity other than GrafTech Finance, our wholly-owned and consolidated finance subsidiary.
Cash Flows.

The following is a discussion of our cash flow activities:

	Years Ended December 31,
	2012	2013	2014
	(Dollars in millions)
Cash flow provided by (used in):
Operating activities	$101.4	$116.8	$120.9
Investing activities	(120.0)	(83.8)	(79.0)
Financing activities	24.1	(37.6)	(35.1)
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

•
Changes in operating short and long-term assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations

During 2013, operating cash flow increased by $15.4 million, driven primarily by reductions to working capital, and in particular, reductions in inventory levels that were built up in 2011 and 2012.

During 2014, operating cashflow increased by $4.1 million, driven by reductions in inventory and accounts receivables, offset by decreases to accounts payable and rationalization liabilities and increases to other current assets. We expect continued reductions in inventory in 2015.
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

•	use of funds of $38.2 million from a decrease in accounts payable and accruals, primarily due to payments made for contractually obligated raw material purchases made in 2012 and 2013
In 2014, changes in working capital resulted in a net source of funds of $56.8 million which was impacted by:

•	source of funds of $28.5 million from the decrease in accounts receivable, which was due primarily to the timing of sales and collections during the year;

•	source of funds from inventory reductions of $77.9 million primarily due to the planned reduction of inventory levels built up in prior years ; and

•	use of funds of $33.5 million from a decreases in accounts payable and rationalization liabilities.
Operating cash flow also included cash outflows of $15.0 million, $12.4 million and $14.5 million for contributions to pension and post retirement plans in 2012, 2013 and 2014, respectively.
Investing Activities.
Net cash used in investing activities was $120.0 million in 2012 and included:

•	capital expenditures of $127.7 million; and

•	cash inflows of $7.6 million related to proceeds from derivative instruments.
Net cash used in investing activities was $83.8 million in 2013 and included:

•	capital expenditures of $86.3 million; and

•	cash inflows of $0.1 million related to proceeds from derivative instruments

•	cash inflows of $1.5 million related to insurance recoveries

Net cash used in investing activities was $79.0 million in 2014 and included:

•	capital expenditures of $85.0 million; and

•	cash outflows of $2.0 million related to derivative instruments.

•	cash inflows of $2.8 million related to insurance recoveries

•	cash inflows of $5.0 million related to the sale of fixed assets lion.

Financing Activities.
Net cash flow provided by financing activities was $24.1 million in 2012 and included:

•	proceeds from our Senior Note issuance of $300.0 million;

•	net payments on our Revolving Facility of $162.5 million;

•	cash outflows of $103.4 million related to the repurchase of treasury shares; and

•	cash paid for refinancing fees and debt issuance costs of $6.4 million
Net cash flow used by financing activities was $37.6 million in 2013 and included:

•	net payments on our Revolving Facility of $5.5 million;

•	cash outflows of $17.5 million related to our supply chain financing agreement

•	cash outflows of $1.8 million related to the repurchase of treasury shares; and

•	cash paid for refinancing fees and debt issuance costs of $0.6 million.

Net cash flow used by financing activities was $35.1 million in 2014 and included:

•	net payments on our Revolving Facility of $24.0 million;

•	cash outflows of $9.5 million related to our supply chain financing agreement

•	cash paid for refinancing fees and debt issuance costs of $3.3 million
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

	Years Ended December 31,
	2012	2013	2014
	(Dollars in thousands)
Expenses relating to environmental protection	$15,836	$14,612	$17,027
Capital expenditures related to environmental protection	8,286	22,128	14,314
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
As a result of our 2010 acquisitions of Seadrift Coke L.P. and C/G Electrodes LLC, we have a significant amount of goodwill. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. We estimate the fair value of each reporting unit using a discounted cash flow methodology. This requires us to use significant judgment including estimation of future cash flows, which is based upon relevant market data, internal forecasts, estimation of the long-term growth for our business, the useful life over which cash flows will occur, determination of the weighted average cost of capital for purposes of establishing discount rate.
Refer to Note 1 “Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements for information regarding our goodwill impairment testing.
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
The outstanding foreign currency derivatives as of December 31, 2013 and December 31, 2014 represented a net unrealized losses of $0.1 million and $0.9 million, respectively.
Energy Commodity Management. We periodically enter into commodity derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas and refined oil product exposure. The outstanding contracts represented a net unrealized gain of $0.8 million as of December 31, 2013 and a net unrealized loss of $7.1 million as of December 31, 2014.

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
Sensitivity Analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our foreign currency derivatives and our commodity derivatives. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of December 31, 2014, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a corresponding decrease of $1.7 million or a corresponding increase of $1.4 million, respectively, in the fair value of the foreign currency hedge portfolio. A 10% increase or decrease in the value of the underlying commodity prices that we hedge would result in a corresponding increase or decrease of $1.1 million as of December 31, 2014 in the fair value of the commodity hedge portfolio. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
We had no interest rate derivative instruments outstanding as of December 31, 2014. A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $0.8 million for the twelve months ended December 31, 2014.

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
Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.
Date: March 2, 2015

/S/ Joel L. Hawthorne
Joel L. Hawthorne,
President and Chief Executive Officer

/S/ Erick R. Asmussen
Erick R. Asmussen,
Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GrafTech International Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of GrafTech International Ltd. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As noted in Note 18 to the consolidated financial statements, the Company amended its revolving agreement and entered into a new senior secured delayed draw term loan.

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

/s/    PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP
Cleveland, Ohio
March 2, 2015

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31, 2013	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$11,888	$17,550
Accounts and notes receivable, net of allowance for doubtful accounts of $6,718 as of December 31, 2013 and $7,471 as of December 31, 2014	199,566	162,919
Inventories	490,414	382,903
Prepaid expenses and other current assets	73,790	81,623
Total current assets	775,658	644,995
Property, plant and equipment	1,588,880	1,500,821
Less: accumulated depreciation	767,895	846,781
Net property, plant and equipment	820,985	654,040
Deferred income taxes	10,334	16,819
Goodwill	496,810	420,129
Other assets	114,061	97,822
Total assets	$2,217,848	$1,833,805
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115,212	$86,409
Short-term debt	1,161	188,104
Accrued income and other taxes	30,687	24,506
Rationalizations	18,421	9,563
Supply chain financing liability	9,455	—
Other accrued liabilities	40,939	43,319
Total current liabilities	215,875	351,901
Long-term debt	541,593	341,615
Other long-term obligations	97,947	107,566
Deferred income taxes	41,684	28,197
Contingencies – Note 14
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 225,000,000 shares authorized, 151,929,565 shares issued as of December 31, 2013 and 152,821,011 shares issued as of December 31, 2014	1,519	1,528
Additional paid – in capital	1,820,451	1,825,880
Accumulated other comprehensive loss	(292,624)	(336,524)
Retained earnings	39,625	(245,751)
Less: cost of common stock held in treasury, 16,341,311 shares as of December 31, 2013 and 15,922,729 as of December 31, 2014	(247,190)	(239,811)
Less: common stock held in employee benefit and compensation trusts, 87,206 shares as of December 31, 2013 and 80,967 shares as of December 31, 2014	(1,032)	(796)
Total stockholders’ equity	1,320,749	1,004,526
Total liabilities and stockholders’ equity	$2,217,848	$1,833,805
See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	For the year ended December 31,
	2012	2013	2014
Net sales	$1,248,264	$1,166,674	$1,085,304
Cost of sales	932,460	1,027,608	993,057
Gross profit	315,804	139,066	92,247
Research and development	13,796	10,437	14,844
Selling and administrative expenses	145,540	111,043	124,178
Impairment of long-lived assets and goodwill	—	—	197,220
Rationalizations	—	20,156	11,625
Operating income (loss)	156,468	(2,570)	(255,620)

Other (income) expense, net	(1,005)	1,698	2,445
Interest expense	23,247	36,037	37,057
Interest income	(261)	(203)	(330)
Income before income taxes	134,487	(40,102)	(294,792)
Provision (benefit) for income taxes	16,846	(12,843)	(9,416)
Net income (loss)	$117,641	$(27,259)	$(285,376)
Basic income (loss) per common share:
Net income (loss) per share	$0.85	$(0.20)	$(2.10)
Weighted average common shares outstanding	138,552	135,067	136,155
Diluted income (loss) per common share:
Net income (loss) per share	$0.84	$(0.20)	$(2.10)
Weighted average common shares outstanding	139,700	135,067	136,155

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$117,641	$(27,259)	$(285,376)
Other comprehensive income:
Foreign currency translation adjustments	(9,929)	(13,981)	(33,041)
Commodities and foreign currency derivatives and other, net of tax of $2,327, ($300) and $(63), respectively	(8,812)	2,035	(10,859)
Other comprehensive loss, net of tax:	(18,741)	(11,946)	(43,900)
Comprehensive income (loss)	$98,900	$(39,205)	$(329,276)

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the year ended December 31,
	2012	2013	2014
Cash flow from operating activities:
Net income (loss)	$117,641	$(27,259)	$(285,376)
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	81,660	123,397	119,708
Impairment of long-lived assets and goodwill	—	—	197,220
Rationalization related fixed asset write offs	—	8,010	926
Inventory write-downs	—	—	19,600
Deferred income tax benefit	8,130	(22,369)	(16,003)
Post-retirement and pension plan changes	13,349	(10,544)	23,047
Stock-based compensation	9,601	8,035	5,577
Interest expense	12,500	14,052	15,693
Insurance recoveries	4,007	—	—
Other charges, net	(20,001)	7,162	1,441
(Increase) decrease in working capital*	(106,220)	31,980	56,846
Increase in long-term assets and liabilities	(19,267)	(15,627)	(17,776)
Net cash provided by operating activities	101,400	116,837	120,903
Cash flow from investing activities:
Capital expenditures	(127,728)	(86,344)	(84,981)
Insurance recoveries	—	1,500	2,834
Proceeds from derivative instruments	7,572	114	(2,025)
Proceeds from the sale of fixed assets	—	—	5,042
Other	194	929	178
Net cash used in investing activities	(119,962)	(83,801)	(78,952)
Cash flow from financing activities:
Short-term debt (reductions) borrowings, net	(5,738)	(7,265)	(1,021)
Revolving Facility borrowings	425,000	166,000	269,000
Revolving Facility reductions	(587,500)	(171,500)	(293,000)
Proceeds from long-term debt	300,000	—	—
Principal payments on long-term debt	(225)	(225)	(192)
Supply chain financing	(2,967)	(17,508)	(9,455)
Proceeds from exercise of stock options	157	448	2,813
Purchase of treasury shares	(103,445)	(1,825)	(894)
Refinancing fees and debt issuance costs	(6,385)	(560)	(3,279)
Other	5,215	(5,210)	951
Net cash provided by (used in) financing activities	24,112	(37,645)	(35,077)
Net increase (decrease) in cash and cash equivalents	5,550	(4,609)	6,874
Effect of exchange rate changes on cash and cash equivalents	(662)	(820)	(1,212)
Cash and cash equivalents at beginning of period	12,429	17,317	11,888
Cash and cash equivalents at end of period	$17,317	$11,888	$17,550

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	For the year ended December 31,
	2012	2013	2014
Supplemental disclosures of cash flow information:
Net cash paid during the periods for:
Interest	$9,279	$21,825	$21,549
Income taxes	26,209	8,357	10,611
Non-cash operating, investing and financing activities:
Common stock issued to savings and pension plan trusts	4,593	4,561	4,381
* Net change in working capital due to the following components:
(Increase) decrease in current assets:
Accounts and notes receivable, net	$(5,563)	$37,366	$28,466
Inventories	(67,314)	14,324	77,875
Prepaid expenses and other current assets	(2,281)	(209)	(14,898)
Increase (decrease) in accounts payables and accruals	(32,759)	(38,198)	(25,849)
Rationalizations	—	18,421	(8,732)
Increase in interest payable	1,697	276	(16)
(Increase) decrease in working capital	$(106,220)	$31,980	$56,846

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Common Stock Held in Employee Benefit & Compensation Trust	Total Stockholders’ Equity
Balance at January 1, 2012	149,861,081	$1,499	$1,798,161	$(261,937)	$(50,757)	$(146,041)	$(981)	$1,339,944
Comprehensive income (loss):
Net income	—	—	—	—	117,641	—	—	117,641
Other comprehensive income:
Commodity and foreign currency derivatives and other, net of tax of $2,327	—	—	(11)	(8,812)	—	—	—	(8,823)
Foreign currency translation adjustments	—	—	—	(9,929)	—	—	—	(9,929)
Total other comprehensive income	—	—	(11)	(18,741)	—	—	—	(18,752)
Treasury stock	—	—	—	—	—	(101,697)	—	(101,697)
Stock-based compensation	553,614	6	9,720	—	—	(1,762)	—	7,964
Common stock issued to savings and pension plan trusts	433,061	4	4,565	—	—	13	12	4,594
Sale of common stock under stock options	21,471	—	157	—	—	—	—	157
Balance at December 31, 2012	150,869,227	$1,509	$1,812,592	$(280,678)	$66,884	$(249,487)	$(969)	$1,349,851
Comprehensive income (loss):
Net income	—	—	—	—	(27,259)	—	—	(27,259)
Other comprehensive income:
Commodity and foreign currency derivatives and other, net of tax of ($300)	—	—	—	2,035	—	—	—	2,035
Foreign currency translation adjustments	—	—	—	(13,981)	—	—	—	(13,981)
Total other comprehensive income	—	—	—	(11,946)	—	—	—	(11,946)
Stock-based compensation	405,168	4	2,850	—	—	2,297	—	5,151
Common stock issued to savings and pension plan trusts	564,435	6	4,561	—	—	—	(63)	4,504
Sale of common stock under stock options	90,735	—	448	—	—	—	—	448
Balance at December 31, 2013	151,929,565	$1,519	$1,820,451	$(292,624)	$39,625	$(247,190)	$(1,032)	$1,320,749

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(Dollars in thousands, except share data)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Common Stock Held in Employee Benefit & Compensation Trust	Total Stockholders’ Equity

Balance at December 31, 2013	151,929,565	1,519	1,820,451	(292,624)	39,625	(247,190)	(1,032)	1,320,749
Comprehensive income (loss):
Net income	—	—	—	—	(285,376)	—	—	(285,376)
Other comprehensive income:
Commodity and foreign currency derivatives and other, net of tax of ($63)	—	—	—	(10,859)	—	—	—	(10,859)
Foreign currency translation adjustments	—	—	—	(33,041)	—	—	—	(33,041)
Total other comprehensive income	—	—	—	(43,900)	—	—	—	(43,900)
Stock-based compensation	322	—	(1,765)	—	—	7,379	—	5,614
Common stock issued to savings and pension plan trusts	574,973	6	4,381	—	—	—	236	4,623
Sale of common stock under stock options	316,151	3	2,813	—	—	—	—	2,816
Balance at December 31, 2014	152,821,011	$1,528	$1,825,880	$(336,524)	$(245,751)	$(239,811)	$(796)	$1,004,526

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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The carrying value of fixed assets is assessed when events and circumstances indicating impairment are present. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Depreciation expense was $59.6 million for 2012, $102.9 million for 2013 (including $28.3 million of rationalization related accelerated depreciation) and $100.4 million for 2014 (including $26.0 million of rationalization related accelerated depreciation).
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
Capitalized Bank Fees
We capitalize bank fees upon the incurrence of debt. As of December 31, 2013 and December 31, 2014, capitalized bank fees amounted to $9.8 million and $9.7 million, respectively. We amortize such amounts over the life of the respective debt instrument using the effective interest method. The estimated life may be adjusted upon the occurrence of a triggering event. Amortization of capitalized bank fees amounted to $1.7 million in 2012, $2.5 million in 2013, and $3.3 million in 2014, respectively, and is included in interest expense.
Derivative Financial Instruments
We do not use derivative financial instruments for trading purposes. They are used to manage well-defined commercial risks associated with commodity contracts and currency exchange rate risks.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Stock-Based Compensation Plans
We have various plans that provide for the granting of stock-based compensation to employees and, in certain instances, to non-employee directors, which are described more fully in Note 13, “Management Compensation and Incentive Plans.” Shares are issued upon vesting or option exercise from authorized, unissued shares or treasury shares.
We account for those plans under the applicable standards on accounting for share-based payment. For transactions in which we obtain employee services in exchange for an award of equity instruments, we measure the cost of the services based on the grant date fair value of the award. We recognize the cost over the period during

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Environmental considerations are part of all significant capital expenditure decisions. Environmental remediation, compliance and management expenses were approximately $15.8 million in 2012, $14.6 million in 2013, and $17.0 million in 2014. The accrued liability relating to environmental remediation was $7.0 million as of December 31, 2013 and $6.9 million as of December 31, 2014. A charge to income is recorded when it is probable that a liability has been incurred and the cost can be reasonably estimated. When payments are fixed or determinable, the liability is discounted using a rate at which the payments could be effectively settled.
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Software Development Costs
In connection with our development and implementation of global enterprise resource planning systems with advanced manufacturing, planning and scheduling software, we capitalize certain computer software costs after technological feasibility is established. These costs are capitalized within property, plant and equipment and are amortized utilizing the straight-line method over the economic lives of the related products. Total costs capitalized as of December 31, 2013 and 2014 amounted to $17.8 million and $15.6 million, respectively. Amortization expense for capitalized software was $1.4 million for 2012 , $1.0 million for 2013 and $0.5 million for 2014.
Rationalizations
We record costs for rationalization actions implemented to reduce excess and high-cost manufacturing capacity and operating and administrative costs. For ongoing post-employment benefit arrangements, a liability is recognized when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated. These conditions are generally met when the rationalization plan is approved by management. For one-time benefit arrangements, a liability is incurred and must be accrued at the date the plan is communicated to employees, unless they will be retained beyond a minimum retention period. In this case, the liability is calculated at the date the plan is communicated to employees and is accrued ratably over the future service period. Other costs reported under Rationalization include contract termination costs.
In connection with rationalization initiatives, the company incurs additional costs such as inventory losses, fixed assets write-offs, impairment and accelerated depreciation as well as various non-recurring costs for dismantling, transferring or disposing of equipment and inventory. These rationalization related costs are measured and recorded based on the appropriate accounting guidance. Inventory losses are recorded in cost of sales. Fixed assets write-offs and accelerated depreciation are recorded in cost of sales, R&D and SG&A based upon the asset utilization. Other non-recurring costs are recorded in cost of sales and SG&A.
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
Additional information about goodwill and other intangibles is set forth in Note 4 “Goodwill and Other Intangible Assets.”
Major Maintenance and Repair Costs
We perform scheduled major maintenance of the storage and processing units at our Seadrift plant (referred to as “overhaul”). Time periods between overhauls vary by unit. We also perform an annual scheduled significant maintenance and repair shutdown of the plant (referred to as “turnaround”).
Costs of overhauls and turnarounds include plant personnel, contract services, materials, and rental equipment. We defer these costs when incurred and use the straight-line method to amortize them over the period of time estimated to lapse until the next scheduled overhaul of the applicable storage or processing unit or over one year for our turnaround. Under this policy in 2013, costs deferred were $7.5 million and costs amortized were $7.8 million. Costs deferred in 2014 were $13.3 million and costs amortized were $6.6 million.
Our turnaround, normally scheduled during the spring or early summer of each year, was completed during June 2014.
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
Recent Accounting Standards
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(2)	Rationalizations
Throughout 2013 and 2014 the Company undertook rationalization plans in order to streamline our organization and lower our production costs. The following tables summarize the total rationalization and related charges incurred during 2013 and 2014 followed by the details of each plan.

	For the Year Ended December 31, 2013
	Industrial Materials Segment	Engineered Solutions Segment	Corporate, R&D and Other	Total
	(Dollars in thousands)
Accelerated depreciation (recorded in Cost of sales)	$28,326	$—	$—	$28,326
Inventory loss (recorded in Cost of sales)	7,886	896	—	8,782
Fixed asset write-offs and other(recorded in Cost of sales)	6,104	2,274	—	8,378
Other (recorded in Selling and administrative)	59	—	—	59
Severance and related costs (recorded in Rationalizations)	17,072	458	1,816	19,346
Contract terminations (recorded in Rationalizations)	810	—	—	810
Total 2013 rationalization and related charges	$60,257	$3,628	$1,816	$65,701

	For the Year Ended December 31, 2014
	Industrial Materials Segment	Engineered Solutions Segment	Corporate, R&D and Other	Total
	(Dollars in thousands)
Accelerated depreciation (recorded in Cost of sales)	$22,388	$3,649	$—	$26,037
Inventory loss (recorded in Cost of sales)	961	13,711	—	14,672
Fixed asset write-offs and other(recorded in Cost of sales)	5,552	1,278	—	6,830
Accelerated depreciation (recorded in Research and development)	—	—	2,312	2,312
Accelerated depreciation (recorded in Selling and administrative)	—	—	608	608
Other (recorded in Selling and administrative)	89	121	515	725
Severance and related costs (recorded in Rationalizations)	5,040	3,113	2,845	10,998
Contract terminations (recorded in Rationalizations)	469	146	11	626
Impairment of long-lived assets		121,570	—	121,570
Total 2014 rationalization and related charges	$34,499	$143,588	$6,291	$184,378
2013 Industrial Materials Rationalization

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On October 31, 2013, we announced a global initiative to reduce our Industrial Materials segment's cost base and improve our competitive position. As part of this initiative, we ceased production at our two highest cost graphite electrode plants, located in Brazil and South Africa, as well as a machine shop in Russia. Our graphite electrode capacity was reduced by approximately 60,000 metric tons as a result of these actions. In parallel, we adopted measures for reductions in overhead and related corporate operations. These actions and measures reduced global headcount by approximately 600 people, or approximately 20 percent of our global workforce. These actions were substantially completed during the first half of 2014.

2013 Engineered Solutions Rationalization
    In order to optimize our Engineered Solutions platform and improve our cost structure, we also initiated actions to centralize certain operations and reduce overhead in our Engineered Solutions segment. These actions reduced global headcount by approximately 40 people and were substantially completed during 2014.

Total 2013 Rationalization Initiatives Impact to Financial Results
During 2013 and 2014, as a result of the 2013 rationalization initiatives we incurred rationalization charges of $20.2 million and $0.9 million, respectively, related to severance and contract termination costs. We also incurred non-cash accelerated depreciation charges of $28.3 million and $23.2 million in 2013 and 2014, respectively. Other rationalization-related charges recorded in cost of sales in 2013 were $17.2 million, representing fixed asset write offs and other charges, including cleaning and dismantling costs and loss reserves for inventory. Other rationalization-related charges recorded in cost of sales in 2014 were $7.1 million, and primarily comprised of inventory write-offs.

Charges incurred related to the 2013 rationalization initiatives for the twelve months ended December 31, 2013 and December 31, 2014 are as follows:

	For the Year Ended December 31, 2013
	Industrial Materials Segment	Engineered Solutions Segment	Corporate, R&D and Other	Total
	(Dollars in thousands)
Accelerated depreciation (recorded in Cost of sales)	$28,326	$—	$—	$28,326
Inventory loss (recorded in Cost of sales)	7,886	896	—	8,782
Fixed asset write-offs and other(recorded in Cost of sales)	6,104	2,274	—	8,378
Other (recorded in Selling and administrative)	59	—	—	59
Severance and related costs (recorded in Rationalizations)	17,072	458	1,816	19,346
Contract terminations (recorded in Rationalizations)	810	—	—	810
Total 2013 rationalization plan and related charges	$60,257	$3,628	$1,816	$65,701

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2014
	Industrial Materials Segment	Engineered Solutions Segment	Corporate, R&D and Other	Total
	(Dollars in thousands)
Accelerated depreciation (recorded in Cost of sales)	$22,388	$827	$—	$23,215
Inventory loss (recorded in Cost of sales)	961	485	—	1,446
Fixed asset write-offs and other(recorded in Cost of sales)	5,374	233	—	5,607
Other (recorded in Selling and administrative)	89	—	—	89
Severance and related costs (recorded in Rationalizations)	433	(28)	—	405
Contract terminations (recorded in Rationalizations)	469	—	—	469
Total 2014 rationalization plan and related charges	$29,714	$1,517	$—	$31,231

The following table represents the roll-forward of the liability incurred for employee termination benefits and contract termination costs incurred in connection with the the rationalization initiatives described above. This liability is recorded as a current liability on the Consolidated Balance Sheet.

(Dollars in thousands)
Balance as of December 31, 2012	$—
Charges incurred	16,159
Change in estimates	3,997
Payments and settlements	(1,506)
Effect of change in currency exchange rates	(229)
Balance as of December 31, 2013	18,421
Charges incurred	613
Change in estimates	153
Payments and settlements	(16,494)
Effect of change in currency exchange rates	(1,658)
Balance as of December 31, 2014	$1,035

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

As a result of the above, we tested our long-lived assets used to produce advanced graphite materials for recovery, based on undiscounted cash flows from the use and eventual disposition of these assets. The carrying value of the assets exceeded these undiscounted cash flow and, accordingly, we estimated the fair-value of these long-lived assets based on a market participant view. This resulted in an impairment charge totaling 121.6 million during 2014, and included the impairment of certain acquired customer relationship and technology intangible assets. Goodwill

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

associated with this line of business of $0.4 million was fully impaired, and included in the 121.6 million charge. Other impairment related charges, primarily inventory write-downs, were $19.8 million in 2014. If business conditions and plans do not achieve our expected returns in the Engineered Solutions segment, we may undertake additional restructurings, rationalizations or similar actions which could result in additional charges, write-offs and impairments.

Charges incurred related to the 2014 Engineered Solutions rationalization initiatives in 2014 are as follows:

For the Year Ended December 31, 2014

Accelerated depreciation (recorded in Cost of sales)	$2,802
Inventory losses (recorded in Cost of sales)	13,225
Fixed asset write-offs and other (recorded in Cost of sales)	1,046
Severance and related charges (recorded in Rationalizations)	2,498
Contract terminations and other (recorded in Rationalizations)	195
Impairments (recorded in Impairments)	121,570
Total Engineered Solutions rationalization and related charges	$141,336

The 2014 Engineered Solutions rationalization will result in approximately $25 million of pre-tax charges (excluding impairments of $121.6 million). During 2014 we have incurred $19.8 million related to this program.

The following table represents the roll-forward of the liability incurred for employee termination benefits and contract termination costs incurred in connection with the 2014 Engineered Solutions rationalization initiatives described above. This liability is recorded as a current liability on the Consolidated Balance Sheet.

(Dollars in thousands)
Balance as of December 31, 2013	$—
Charges incurred	2,611
Change in estimates	(40)
Payments and settlements	(916)
Effect of change in currency exchange rates	—
Balance as of December 31, 2014	$1,655

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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Charges incurred related to the 2014 Corporate and Research & Development rationalization initiatives for 2014 are as follows:

For the Year Ended December 31, 2014
(dollars in thousands)

Accelerated depreciation (recorded in Cost of sales)	$20
Fixed asset write offs (recorded in Cost of sales)	178
Accelerated depreciation (recorded in R&D)	2,312
Accelerated depreciation (recorded in Selling and administrative)	608
Other charges (recorded in Selling and administrative)	515
Severance and related costs (recorded in Rationalizations)	8,096
Contract terminations (recorded in Rationalizations)	84
Total 2014 corporate rationalization and related charges	$11,813

The 2014 Corporate and Research and Development rationalization plan will result in approximately $20 million of charges consisting of severance, accelerated depreciation and other related costs. Approximately $12 million of these costs will be cash outlays, the majority of which are expected to be disbursed in 2015.

The following table represents the roll-forward of the liability incurred for employee termination benefits and contract termination costs incurred in connection with the 2014 Corporate and Research & Development rationalization initiatives described above. This liability is recorded as a current liability on the Consolidated Balance Sheet.

(Dollars in thousands)
Balance as of December 31, 2013	$—
Charges incurred	8,159
Change in estimates	21
Payments and settlements	(1,155)
Effect of change in currency exchange rates	(152)
Balance as of December 31, 2014	$6,873

(3)	Segment Reporting

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
Engineered Solutions. The Engineered Solutions segment includes advanced electronics technologies, advanced graphite materials, advanced composite materials and advanced materials. Advanced electronics technologies products consist of electronic thermal management solutions, and sealing materials. Advanced graphite materials are highly engineered synthetic graphite products used in many areas due to their unique properties and the ability to tailor them to specific solutions. These products are used in transportation, alternative energy, metallurgical, chemical, oil and gas exploration and various other industries. Advanced composite materials are highly engineered carbon products that are woven into various shapes to primarily support the aerospace and defense industries. Advanced materials use carbon and graphite powders as components or additives in a variety of industries, including metallurgical processing, battery and fuel cell components, and polymer additives.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We continue to evaluate the performance of our segments based on segment operating income. Intersegment sales and transfers are not material and the accounting policies of the reportable segments are the same as those for our Consolidated Financial Statements as a whole. Prior to 2014, certain global expenses such as research and development, shared IT and accounting services as well as corporate headquarter’s finance, HR, legal and executive management were allocated to the segments mostly based on each segment’s contribution to consolidated sales. During 2014, as part of our initiative to decentralize the organization and reduce the costs of the global headquarter functions, the performance measure of our existing segments was changed to reflect our new management and operating structure. We currently exclude such expenses from the segment operating income measure and report them under “Corporate, R&D and Other Expenses” in order to reconcile to the consolidated operating income of the Company.
The following tables summarize financial information concerning our reportable segments and all prior periods have been recast to reflect our new methodology:

	For the year Ended December 31,
	2012	2013	2014
	(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$1,025,571	$909,448	$840,103
Engineered Solutions	222,693	257,226	245,201
Total net sales	$1,248,264	$1,166,674	$1,085,304
Segment operating income (loss):
Industrial Materials	$197,335	$20,007	$(50,260)
Engineered Solutions	22,374	28,392	(138,271)
Corporate, R&D and Other expenses	$(63,241)	$(50,969)	$(67,089)
Total segment operating income (loss)	$156,468	$(2,570)	$(255,620)
Reconciliation of segment operating income to income from continuing operations before provision for income taxes
Other expense (income), net	(1,005)	1,698	2,445
Interest expense	23,247	36,037	37,057
Interest income	(261)	(203)	(330)
Income (loss) before provision for income taxes	$134,487	$(40,102)	$(294,792)
Operating income (loss) for the year ended December 31, 2014 also includes for Industrial Materials $75.7 million of goodwill impairment charge and for Engineered Solutions $121.6 million of impairment charge for long-lived assets. Operating income (loss) noted above for the year ended December 31, 2014 includes rationalization related charges of $34.5 million in Industrial materials, $22.0 million in Engineered Solutions, and $6.3 million in Corporate, R&D and Other expenses as well as a pension mark-to-market loss of $3.5 million in Industrial materials, $9.2 million in Engineered solutions and $6.3 million in Corporate, R&D and Other expenses. We incurred a $4.8 million charge for losses related to the bankruptcy of a major customer in the Advanced Graphite Materials business. Corporate, R&D and Other expenses include $2.4 million of fees associated with proxy contest costs in 2014.

Operating income (loss) for the year ended December 31, 2013 includes rationalization-related charges of $60.3 million for Industrial materials, $3.6 million for Engineered solutions and $1.8 million for Corporate, R&D and Other as well as Pension mark-to-market gain of $4.2 million in Industrial Materials, $5.9 million in Engineered Solutions and $4.2 million in All Other.
Assets are managed based on geographic location because certain reportable segments share certain facilities. Assets by reportable segment are estimated based on the value of long-lived assets at each location and the activities performed at the location.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	At December 31,
	2013	2014
	(Dollars in thousands)
Long-lived assets (a):
Industrial Materials.	$601,322	$552,155
Engineered Solutions	219,663	101,885
Total long-lived assets	$820,985	$654,040
The following tables summarize information as to our operations in different geographic areas.

	For the year Ended December 31,
	2012	2013	2014
	(Dollars in thousands)
Net sales:
U.S.	$372,014	$289,866	$284,209
Americas	195,748	177,602	180,070
Asia Pacific	235,658	220,945	192,230
Europe, Middle East, Africa	444,844	478,261	428,795
Total	$1,248,264	$1,166,674	$1,085,304

	At December 31,
	2013	2014
	(Dollars in thousands)
Long-lived assets (a):
U.S. and Canada	$540,274	$431,601
Mexico	83,428	89,731
Brazil	26,008	9,492
France	61,264	49,602
Spain	82,051	70,648
South Africa	16,408	2,064
Switzerland	4,618	287
Other countries	6,934	615
Total	$820,985	$654,040

(a)	Long-lived assets represent fixed assets, net of accumulated depreciation.

(4)	Goodwill and Other Intangible Assets

Goodwill represents, for the business that we have acquired, the excess of the purchase consideration over the fair value of acquired identifiable tangible and intangible assets, net of liabilities assumed. As of December 31, 2013, goodwill of $496.4 million was assigned to the Graphite Electrode and the Needle coke Reporting units within the Industrial Materials segment, while $0.4 million was assigned to the Advanced Graphite Materials Reporting unit within the Engineered Solutions segment.
As a result of the deteriorating market conditions impacting our AGM product group, as discussed in Note 2, goodwill assigned to our AGM reporting unit of $0.4 million was written off in the second quarter of 2014.
Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. During our annual testing of goodwill as of December 31, 2014, we determined that the needle coke

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

reporting unit failed the first step of the goodwill impairment test. The second step of the goodwill impairment analysis resulted in an impairment charge of $75.7 million of the goodwill assigned to the Needle Coke reporting unit.
In the first step of the analysis, we compared the estimated fair value of each reporting unit to their carrying value, including goodwill. The fair value of the reporting units was determined based on an income approach, using discounted cash flow ("DCF") models from a market participant’s perspective, as required by the fair value guidance. These DCF models included twelve or more years of forecasted cash flows, plus an estimated terminal value. For the first several years in the models, the cash flows were based upon the current operating and capital plans as prepared by management and approved by executive management, adjusted to reflect the perspective of potential market participants. These adjustments include the use of observed and forecast market prices for needle coke when determining both the revenue for the Needle Coke reporting unit and the input costs for the Graphite Electrode reporting unit. Beyond the first several years, the DCF model reflects known trends of cycles in the industry and incorporates them in the terminal value. Actual results may differ from those assumed in the Company’s forecast. Discount rates applied to the forecasted cash-flows are based on appropriately weighted average cost of capital ("WACC"). Company specific beta and mix of debt to equity are inputs into the determination of the discount rate, which is then qualitatively assessed from the standpoint of potential market participants. A discount rate of 10.5% was used for both reporting units.
As a result of the first step described above, the fair value of the Graphite Electrode reporting unit exceeded its carrying value by over 10%. The DCF model for Graphite Electrode is based on existing operating performance, as adjusted for current trends, as well as known or expected near-term changes in product mix, operating costs, operating configuration and system-wide capacity. These plans also incorporated required or anticipated near-term capital projects and working capital changes. In a DCF model, the earlier years have a more pronounced impact on the calculated value as compared to later periods. As such, if economic conditions were to deteriorate or events were to occur resulting in the ultimate operating results for these initial years being significantly lower than what is reflected in the DCF, that would have an unfavorable effect on the estimated fair value of the Graphite Electrode reporting unit.
As a result of the first step of the analysis described earlier, the fair value of the Needle Coke reporting unit was less than its carrying value. Consequently, we performed the second step of the impairment analysis in order to determine the implied fair value of the goodwill associated with the reporting unit. The implied fair value of goodwill represents the excess of the fair value of the reporting unit over the sum of the fair value amounts assigned to all of the assets and liabilities of the reporting unit as if it were to be acquired in a business combination and the current fair value of the reporting unit (as calculated in the first step) was the purchase consideration. The implied fair value of goodwill was then compared to the carrying value of the goodwill to determine the impairment of $75.7 million.
The impairment of the Needle Coke reporting unit‘s goodwill was a result of our reassessment of the estimated future cash-flows, triggered by pricing declines in the needle coke market in the fourth quarter of 2014. Additionally the market capitalization of the Company has been below its book value since last quarter-end and led us to reconsider the previous long-term views of the cash-flows of the reporting units. Due to these factors, we decreased the long-term estimates of the cash-flows of the Needle Coke reporting unit that are utilized in assessing goodwill for impairment.
As an additional corroboration, the aggregate of the fair value of all reporting units, after deduction of the corporate debt, was compared to the Company’s market capitalization. The implied control premium resulting from this comparison was found to be within a reasonable range. As such it corroborated the estimated fair value of the reporting units utilized in the goodwill impairment test.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The changes in the Company’s carrying value of goodwill during the years ended December 31, 2013 and 2014 are as follows:

Total
(Dollars in Thousands)
Balance as of December 31, 2012	$498,261
Translation effect	(1,451)
Balance as of December 31, 2013	496,810
Impairment	(76,063)
Translation effect	(618)
Balance as of December 31, 2014	$420,129
The following table summarizes acquired intangible assets with determinable useful lives by major category as of December 31, 2013 and 2014:

	2013			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Carrying Amount
	(Dollars in Thousands)			(Dollars in Thousands)
Trade name	7,900	(3,944)	3,956	7,900	(4,817)	3,083
Technology and know-how	43,349	(18,582)	24,767	43,349	(24,940)	18,409
Customer related intangible	110,798	(44,664)	66,134	110,798	(57,192)	53,606
Total finite-lived intangible assets	$162,047	$(67,190)	$94,857	$162,047	$(86,949)	$75,098
Amortization expense of intangible assets in 2012, 2013 and 2014 was $22.3 million, $20.5 million and $19.0 million, respectively. Additionally, approximately $0.8 million of intangibles were written off in the second quarter of 2014 in connection with the Engineered Solutions rationalization program. Estimated annual amortization expense for the next five years will approximate $17.1 million in 2015, $13.1 million in 2016, $11.8 million in 2017, $10.7 million in 2018 and $9.2 million in 2019.

(5)	Debt and Liquidity
The following table presents our long-term debt:

	As of December 31,
	2013	2014
	(Dollars in thousands)
Revolving Facility	$64,000	$40,000
Senior Notes	300,000	300,000
Senior Subordinated Notes	175,675	—
Other debt	1,918	1,615
Total Long-Term Debt	$541,593	$341,615
The following table presents our short-term debt:

	As of December 31,
	2013	2014
	(Dollars in thousands)
Senior Subordinated Notes	—	187,973
Other debt	1,161	131
Total Short-Term Debt	$1,161	$188,104
Revolving Facility
On October 7, 2011, we completed the refinancing of our principal revolving credit facility (“Revolving Facility”). Borrowers under the Revolving Facility were GrafTech Finance Inc. (“GrafTech Finance”) and GrafTech Switzerland S.A. (“Swissco”), both wholly-owned subsidiaries. On April 20, 2012, as permitted by Section 9.19 of the October 7,

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2011 Credit Agreement, we entered into an Amended and Restated Credit Agreement pursuant to which, on August 28, 2012, GrafTech Luxembourg II S.à.r.l. (“Luxembourg Holdco”) replaced Swissco as a Borrower. Swissco is no longer entitled to borrow Loans under the Revolving Facility although it is entitled to request letters of credit thereunder only for its own use.
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
The financial covenants require us to maintain a minimum cash interest coverage ratio of 3.00 to 1.00 and a maximum senior secured leverage ratio of 2.25 to 1.00, subject to adjustment for certain events. As of December 31, 2014, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable.
On November 19, 2014, we initiated an amendment to our Credit Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender. The amendment includes modification to the definition of EBITDA to exclude certain restructuring costs, increasing availability of borrowings thereunder, and modification of the maximum principal amount to $400 million.
On February 27, 2015, GrafTech and certain of its subsidiaries entered into an Amended and Restated Credit Agreement that provides for, among other things, greater financial flexibility and a new $40 million senior secured delayed draw term loan facility. See Note 18 to the financial statements for additional details.
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Senior Subordinated Notes
On November 30, 2010, in connection with the Acquisitions, we issued Senior Subordinated Notes for an aggregate total face amount of $200 million. These Senior Subordinated Notes are non-interest bearing and mature in 2015. Because the promissory notes are non-interest bearing, we were required to record them at their present value (determined using an interest rate of 7%). The difference between the face amount of the promissory notes and their present value is recorded as debt discount. The debt discount will be amortized to income using the interest method, over the life of the promissory notes. The loan balance, net of unamortized discount, was $188.0 million as of December 31, 2014. This balance was reclassified in November 2014 to short-term debt on our balance sheet as the maturity date is within one year.

(6)	Interest Expense

The following table presents an analysis of interest expense:

	For the year Ended December 31,
	2012	2013	2014
	(Dollars in thousands)
Interest incurred on debt	$10,172	$21,589	$21,373
Amortization of discount on Senior Subordinated Notes	10,742	11,493	12,298
Amortization of debt issuance costs	1,712	2,504	3,339
Supply Chain Financing mark-up	621	451	47
Total interest expense	$23,247	$36,037	$37,057
Interest rates
The Revolving Facility had an effective interest rate of 2.42% and 2.17% as of December 31, 2013 and 2014, respectively. The Senior Notes carry an interest rate of 6.375%. The Senior Subordinated Notes have an implied rate of 7.00%.

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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Debt – Fair value of debt, which was determined using Level 2 inputs, as of December 31, 2013 was $549.8 million versus a book value of $541.6 million. As of December 31, 2014 the fair value was $473.3 million, versus a book value of $529.7 million.
Foreign currency derivatives – Foreign currency derivatives are carried at market value using Level 2 inputs. The outstanding contracts as of December 31, 2013 and 2014 represented unrealized losses of $0.1 million and $0.9 million, respectively.
Commodity derivative contracts – Commodity derivative contracts are carried at fair value. We determine the fair value using observable, quoted natural gas and refined oil product prices that are determined by active markets and therefore classify the commodity derivative contracts as Level 2. The outstanding commodity derivative contracts represented an unrealized gain of $0.8 million as of December 31, 2013 and an unrealized loss of $7.1 million as of December 31, 2014.
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
Foreign currency derivatives
We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures such as foreign currency denominated debt, sales, receivables, payables, and purchases. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. There was no ineffectiveness on these contracts during the twelve months ended December 31, 2013 or 2014.
In 2013 and 2014, we entered into foreign forward currency derivatives as hedges of anticipated cash flows denominated in the Mexican peso, Brazilian real, South African rand, euro and Japanese yen. These derivatives were entered into to protect the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates between the US dollar and the Mexican peso, Brazilian real, South African rand, euro and Japanese yen. As of December 31, 2013, we had outstanding Mexican peso, Brazilian real, South African rand, euro, and Japanese yen currency contracts, with aggregate notional amounts of $138.6 million. As of December 31, 2014, we had outstanding Mexican peso, Brazilian real, South African rand, euro and Japanese yen currency contracts, with aggregate notional amounts of $95.2 million. The foreign currency derivatives outstanding as of December 31, 2014 have several maturity dates ranging from January 2015 to October 2015.
Commodity derivative contracts
We periodically enter into derivative contracts for natural gas and certain refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. There was no ineffectiveness on these contracts during the twelve months ended December 31, 2013 or 2014. As of December 31, 2013 and 2014, we had outstanding derivative swap contracts for refined oil products with aggregate notional amounts of $45.8 million and $17.8 million, respectively. The outstanding 2014 contracts have maturity dates ranging from January 2015 to March 2015.
Net Investment Hedges
We use certain intercompany debt to hedge a portion of our net investment in our foreign operations against currency exposure (net investment hedge). Intercompany debt designated in foreign currency and designated as a non-derivative net investment hedging instrument was $25.2 million and $15.8 million as of December 31, 2013 and December 31, 2014, respectively. Within our currency translation adjustment portion of other comprehensive income,

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

we recorded gains of $4.7 million and $0.2 million in the year ended December 31, 2013 and December 31, 2014, respectively, resulting from these net investment hedges.
The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At December 31, 2013 and 2014, the fair value of our derivatives and their respective balance sheet locations are presented in the following table:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2013	(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Prepaid and other current assets	$772	Other current liabilities	$1,185
Commodity derivative contracts	Prepaid and other current assets	834	Other current liabilities	—
Total fair value		$1,606		$1,185

As of December 31, 2014
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Prepaid and other current assets	$722	Other current liabilities	$1,234
Commodity derivative contracts	Prepaid and other current assets	—	Other current liabilities	7,067
Total fair value		$722		$8,301

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2013	(Dollars in Thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$328	Other current liabilities	$24
Total fair value		$328		$24

As of December 31, 2014
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$80	Other current liabilities	$428
Total fair value		$80		$428

The location and amount of realized (gains) losses on derivatives are recognized in the Statements of Income when the hedged item impacts earnings and are as follows for the years ended 2013 and 2014:

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

		Amount of (Gain)/Loss Recognized (Effective Portion)
	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	2013	2014
		(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives, excluding tax of $(145) and $85, respectively	Cost of goods sold/Other expense / (income) / Revenue	$1,445	$(849)
Commodity forward derivatives, excluding tax of $(25) and $(120), respectively	Cost of goods sold / Revenue	$70	$328

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Consolidated Statement of Income	2013	2014
		(Dollars in thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Cost of goods sold/Other expense (income)	$(1,123)	$1,020
Our foreign currency and commodity derivatives are treated as hedges and are required to be measured at fair value on a recurring basis. With respect to the inputs used to determine the fair value, we use observable, quoted rates that are determined by active markets and, therefore, classify the contracts as “Level 2”.

(8)	Other Expense (Income), Net
As part of our cash management, we have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains/losses are recorded in other expense(income), net, on the Consolidated Statements of Income. We had a net currency loss in 2013 of $1.5 million and a net currency gain of of $2.2 million in 2014, mainly due to the remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities.
Other income in 2012, also includes $4.0 million of insurance reimbursements for claims made related to flood damages incurred at our Clarksburg, West Virginia facility during 2011. Additionally, during 2013 we recorded a $2 million recovery for the favorable resolution of a previously recorded loss contingency.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(9)	Supplementary Balance Sheet Detail

The following tables present supplementary balance sheet details:

	At December 31,
	2013	2014
	(Dollars in thousands)

Inventories:
Raw materials and supplies	$175,192	$122,218
Work in process	239,114	176,141
Finished goods	76,108	84,544
	490,414	382,903
Prepaid expenses and other current assets:
Prepaid expenses	$9,554	$9,923
Current portion of deferred taxes	37,058	28,426
Value added tax and other indirect taxes receivable	25,061	39,837
Other current assets	2,117	3,437
	$73,790	$81,623
Property, plant and equipment:
Land and improvements	$37,416	$36,375
Buildings	196,802	193,427
Machinery and equipment and other	1,278,655	1,212,120
Construction in progress	76,007	58,899
	$1,588,880	$1,500,821
Other accrued liabilities:
Payrolls (including incentive programs)	$9,330	$6,151
Customer prepayments	9,599	5,534
Employee compensation and benefits	10,136	8,932
Other	11,874	22,702
	$40,939	$43,319
Other long term obligations:
Postretirement benefits	$24,852	$24,833
Pension and related benefits	54,173	65,882
Other	18,922	16,851
	$97,947	$107,566
The following table presents an analysis of the allowance for doubtful accounts:

	At December 31,
	2012	2013	2014
	(Dollars in thousands)
Balance at beginning of year	$4,153	$7,573	$6,718
Additions	5,161	2,914	8,675
Deductions	(1,741)	(3,769)	(7,922)
Balance at end of year	$7,573	$6,718	$7,471

Inventories
We allocate fixed production overheads to the costs of conversion based on normal capacity of the production facilities. We recognize abnormal amounts of idle facility expense, freight, handling costs, and wasted materials

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(spoilage) as current period charges. During 2012, costs in excess of normal absorption were $3.5 million. During 2013 and 2014, there were no costs in excess of normal absorption.

(10)	Commitments

Lease commitments under non-cancelable operating leases extending for one year or more will require the following future payments:

(Dollars in thousands)
2015	$5,411
2016	3,138
2017	2,607
2018	1,450
2019	1,256
After 2019	1,762
Total lease and rental expenses under non-cancelable operating leases extending one year or more approximated $3.2 million in 2012, $2.6 million in 2013 and $7.1 million in 2014.

(11)	Retirement Plans and Postretirement Benefits
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
We make quarterly contributions equal to 1% of each employee’s total eligible pay. The expense recorded for contributions to this plan was $1.0 million in 2012, $0.9 million in 2013 and $0.8 million in 2014. All such contributions were made using company stock.
Pension coverage for employees of foreign subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees, under insurance policies or by book reserves.
The components of our consolidated net pension costs are set forth in the following table.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31,
	2012		2013		2014
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Service cost	$610	$1,095	$870	$1,177	$750	$1,107
Interest cost	6,114	2,532	5,438	2,542	5,983	2,669
Expected return on assets	(6,520)	(2,299)	(4,505)	(2,339)	(5,215)	(2,516)
Amortization of prior service cost	—	24	—	25	—	2
Curtailment gain	—	—	—	—	—	(28)
Mark-to-market loss (gain)	6,572	1,662	(11,907)	(393)	18,431	(534)
	$6,776	$3,014	$(10,104)	$1,012	$19,949	$700
The primary driver of the mark-to-market losses in 2012 and gains in 2013 were changes in the discount rate due to interest rate fluctuations. The mark-to-market loss in 2014 was caused by changes in discount rates and mortality tables.
Amounts recognized in other comprehensive income:

	For the Year Ended December 31,
	2012		2013		2014
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Amortization of prior service cost	$—	$(24)	$—	$(25)	$—	$(26)
Addition to prior service cost	—	—	—	(246)	—	—
Effect of exchange rates	—	3	—	11	—	8
Total recognized in other comprehensive loss	$—	$(21)	$—	$(260)	$—	$(18)
Total recognized in pension costs and other comprehensive loss	$6,776	$2,993	$(10,104)	$752	$19,949	$682

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the beginning and ending balances of our pension plans’ benefit obligations, fair value of assets, and funded status at December 31, 2013 and 2014 are:

	At December 31,
	2013		2014
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Changes in Benefit Obligation:
Net benefit obligation at beginning of year	$151,469	$80,311	$134,787	$78,421
Service cost	870	1,177	750	1,107
Interest cost	5,438	2,542	5,983	2,669
Participant contributions	—	342	—	288
Plan amendments / curtailments	—	(246)	—
Foreign currency exchange changes	—	1,549	—	(6,171)
Actuarial loss (gain)	(14,433)	(3,257)	21,456	11,935
Benefits paid	(8,557)	(3,997)	(8,608)	(5,646)
Net benefit obligation at end of year	$134,787	$78,421	$154,368	$82,603
Changes in Plan Assets:
Fair value of plan assets at beginning of year	$91,319	$71,750	$90,875	$72,685
Actual return on plan assets	1,979	(517)	8,240	14,971
Foreign currency exchange rate changes	—	1,404	—	(5,479)
Employer contributions	6,134	3,703	8,947	909
Participant contributions	—	342	—	288
Actuarial loss	—	—	—	—
Benefits paid	(8,557)	(3,997)	(8,608)	(5,646)
Fair value of plan assets at end of year	$90,875	$72,685	$99,454	$77,728
Funded status (underfunded):	$(43,912)	$(5,736)	$(54,914)	$(4,875)
Amounts recognized in accumulated other comprehensive loss:
Prior service credit	$—	$(6)	$—	$(25)
Amounts recognized in the statement of financial position:
Non-current assets	$—	$—	$—	$1,365
Current liabilities	(440)	(524)	(439)	(324)
Non-current liabilities	(43,472)	(5,214)	(54,475)	(5,916)
Net amount recognized	$(43,912)	$(5,738)	$(54,914)	$(4,875)
The accumulated benefit obligation for all defined benefit pension plans was $213.2 million and $237.0 million at December 31, 2013 and 2014, respectively.

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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the plan assets by category is summarized below (dollars in thousands):

	December 31, 2013				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. Plan Assets
Cash and cash equivalents	$2,597	—	—	$2,597	$906	—	—	$906
Collective trusts	—	88,278	—	88,278	—	$98,548	—	98,548
Total	$2,597	88,278	—	$90,875	$906	$98,548	—	$99,454
International Plan Assets
Cash and cash equivalents	$2,549	—	—	$2,549	$1,364	—	—	$1,364
Foreign government bonds	—	$1,142	—	1,142	—	$1,038	—	1,038
Investment contracts	—	—	$58,129	58,129	—	—	$61,990	61,990
Fixed insurance contracts	—	—	10,865	10,865	—	—	13,336	13,336
Total	$2,549	$1,142	$68,994	$72,685	$1,364	$1,038	$75,326	$77,728
The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy for international plan pension assets for the years ended December 31, 2013 and 2014 (dollars in thousands):

	Investment Contracts	Fixed Insurance Contracts
Balance at January 1, 2013	$60,344	$10,051
Gain / contributions / currency impact	9,770	814
Distributions	(11,987)	—
Balance at December 31, 2013	58,127	10,865
Gain / contributions / currency impact	5,585	2,471
Distributions	(1,722)	—
Balance at December 31, 2014	$61,990	$13,336

We annually re-evaluate assumptions and estimates used in projecting pension assets, liabilities and expenses. These assumptions and estimates may affect the carrying value of pension assets, liabilities and expenses in our Consolidated Financial Statements. Assumptions used to determine net pension costs and projected benefit obligations are:

	Pension Benefit Obligations At December 31,
	2013	2014
Weighted average assumptions to determine benefit obligations:
Discount rate	4.20%	3.33%
Rate of compensation increase	2.42%	2.08%

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefit Obligations At December 31,
	2013	2014
Weighted average assumptions to determine net cost:
Discount rate	3.58%	4.20%
Expected return on plan assets	4.29%	4.77%
Rate of compensation increase	2.44%	2.42%
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
The rate of compensation increase assumption is generally based on salary increases.
Plan Assets. The following table presents our retirement plan weighted average asset allocations at December 31, 2014, by asset category:

	Percentage of Plan Assets as of December 31, 2014
	US	Foreign
Equity securities	20%	—%
Fixed income, debt securities, or cash	80%	100%
Total	100%	100%
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
Information for our pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2013 and 2014 follows:

	2013		2014
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Accumulated benefit obligation	$134,787	$76,915	$154,368	$18,756
Fair value of plan assets	90,875	72,683	99,454	14,374
Information for our pension plans with a projected benefit obligation in excess of plan assets at December 31, 2013 and 2014 follows:

	2013		2014
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Projected benefit obligation	$134,787	$78,421	$154,368	$20,617
Fair value of plan assets	90,875	72,685	99,454	14,374

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Following is our projected future pension plan cash flow by year:

	U.S.	Foreign
	(Dollars in thousands)
Expected contributions in 2015:
Expected employer contributions	$9,084	$974
Expected employee contributions	—	—
Estimated future benefit payments reflecting expected future service for the years ending December 31:
2015	8,941	3,826
2016	9,039	3,835
2017	9,166	3,918
2018	9,278	4,145
2019	9,340	3,904
2020-2024	47,554	22,523
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
During 2009, we amended one of our U.S. plans to eliminate the life insurance benefit for certain non-pooled participants.
The components of our consolidated net postretirement costs are set forth in the following table.

	For the Year Ended December 31,
	2012		2013		2014
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Service cost	$—	$183	$—	$105	—	$71
Interest cost	497	1,024	371	994	396	976
Amortization of prior service credit	—	(199)	—	(193)	—	(180)
Plan amendment / curtailment	—	1,170	—	—	—	(294)
Mark-to-market (gain) loss	60	551	(1,284)	(1,210)	1,151	1,456
	$557	$2,729	$(913)	$(304)	$1,547	$2,029
The primary driver of the mark-to-market losses in 2012 and gains in 2013 were changes in the discount rate due to interest rate fluctuations. The mark-to-market loss in 2014 was caused by changes in discount rates and mortality tables.
Amounts recognized in other comprehensive income are:

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31,
	2012		2013		2014
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Amortization of prior service cost	$—	$199	$—	$193	$—	$180
Effect of exchange rates	—	(53)	—	133	—	148
Total recognized in other comprehensive income	$—	$146	$—	$326	$—	$328
Total recognized in net post retirement cost (benefit) and other comprehensive income	$557	$2,875	$(913)	$22	$1,547	$2,357
We estimate that in 2015 our postretirement costs will include amortization of $0.2 million of prior service credit from stockholders’ equity.
The reconciliation of beginning and ending balances of benefit obligations under, fair value of assets of, and the funded status of, our postretirement plans is set forth in the following table:

	Postretirement Benefits at December 31,
	2013		2014
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Changes in Benefit Obligation:
Net benefit obligation at beginning of year	$13,506	$19,188	$11,275	$15,645
Service cost	—	105	—	71
Interest cost	371	994	396	976
Foreign currency exchange rates	—	(2,183)	—	(1,437)
Actuarial loss (gain)	(1,284)	(1,365)	1,151	1,511
Gross benefits paid	(1,318)	(1,161)	(1,236)	(1,068)
Plan amendment	—	67	—	(294)
Net benefit obligation at end of year	$11,275	$15,645	$11,586	$15,404
Changes in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contributions	1,318	1,161	1,236	1,068
Gross benefits paid	(1,318)	(1,161)	(1,236)	(1,068)
Fair value of plan assets at end of year	$—	$—	$—	$—
Funded status:	$(11,275)	$(15,645)	$(11,586)	$(15,404)
Amounts recognized in accumulated other comprehensive loss:
Prior service credit	$—	$1,882	$—	$1,554
Amounts recognized in the statement of financial position:
Current liabilities	$(1,279)	$(1,035)	$(1,204)	$(953)
Non-current liabilities	(9,996)	(14,610)	(10,382)	(14,451)
Net amount recognized	$(11,275)	$(15,645)	$(11,586)	$(15,404)
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Postretirement Benefit Obligations At December 31,
	2013	2014
Weighted average assumptions to determine benefit obligations:
Discount rate	5.41%	4.82%
Health care cost trend on covered charges:
Initial	7.42%	6.55%
Ultimate	6.23%	6.18%
Years to ultimate	3	1

	Postretirement Benefit Costs At December 31,
	2013	2014
Weighted average assumptions to determine net cost:
Discount rate	4.44%	5.29%
Health care cost trend on covered charges:
Initial	7.52%	7.39%
Ultimate	5.94%	6.18%
Years to ultimate	3	2
Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement benefits. A one-percentage point change in assumed health care cost trend rates would have the following effects at December 31, 2014:

	One Percentage Point Increase		One Percentage Point Decrease
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Effect on total service cost and interest cost components	$3	$107	$(3)	$(87)
Effect on benefit obligations	$116	$1,019	$(110)	$(847)
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
The following table represents projected future postretirement cash flow by year:

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	U.S.	Foreign
	(Dollars in thousands)
Expected contributions in 2015:
Expected employer contributions	$1,204	$953
Expected employee contributions	—	—
Estimated future benefit payments reflecting expected future service for the years ending December 31:
2015	1,204	953
2016	1,172	985
2017	1,124	990
2018	1,062	999
2019	985	1,007
2020-2024	3,668	5,258
Other Non-Qualified Benefit Plans
Since January 1, 1995, we have established various unfunded, non-qualified supplemental retirement and deferred compensation plans for certain eligible employees. We established benefits protection trusts (collectively, the “Trust”) to partially provide for the benefits of employees participating in these plans. As of December 31, 2013 and December 31, 2014, the Trust had assets of approximately $5.3 million and $5.2 million, respectively, which are included in other assets and treasury stock on the Consolidated Balance Sheets. These assets include 80,967 shares of common stock that we contributed to the Trust. These shares, if later sold, could be used for partial funding of our future obligations under certain of our compensation and benefit plans. The shares held in Trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be sold or otherwise used for funding purposes.
Savings Plan
Our employee savings plan provides eligible employees the opportunity for long-term savings and investment. The plan allows employees to contribute up to 5% of pay as a basic contribution and an additional 45% of pay as supplemental contribution. For 2012, 2013, and 2014 we contributed on behalf of each participating employee, in units of a fund that invests entirely in our common stock, 100% on the first 3% contributed by the employee and 50% on the next 2% contributed by the employee. We contributed 433,496 shares in 2012, resulting in an expense of $4.6 million; 553,298 shares in 2013, resulting in an expense of $4.6 million; and 581,006 shares in 2014, resulting in an expense of $4.4 million.

(12)	Management Compensation and Incentive Plans
Stock-Based Compensation
We have historically maintained several stock incentive plans. The plans permitted the granting of options, restricted stock and other awards. As of December 31, 2014, the aggregate number of shares authorized under the plans since their initial adoption was 23,300,000. Shares issued upon vesting of awards or exercise of options are new share issuances or issuances from treasury shares. Upon the vesting or payment of stock awards, an employee may elect receipt of the full share amount and either pay the resulting taxes or sell shares in the open market to cover the tax obligation. We sometimes elect to purchase these shares rather than allow them to be sold in the open market.
Stock-Based Compensation
We recognized $9.6 million, $7.7 million, and $5.6 million in stock-based compensation expense in 2012, 2013 and 2014, respectively. A majority of the expense, $8.7 million, $6.9 million, and $4.8 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statements of Income, with the remainder recorded as cost of sales and research and development. We expect our stock-based compensation expense to approximate $5.6 million in 2015.
As of December 31, 2014, the total compensation expense related to non-vested restricted stock and stock options not yet recognized was $12.3 million which will be recognized over the weighted average life of 2.0 years.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In November 2014, the 2015-2017 grant to senior leadership under our Equity Incentive Plan was approved. We granted 526,900 stock options with an exercise price of $4.24; 395,186 restricted share units; and up to 1,317,266 performance share units, which represent the right to receive shares contingent upon the achievement of one or more performance measures. The options vest as to 1/3 of the grant on December 3rd over the next three years and expire 10 years from the grant date. The restricted share units vest as to 1/3 of the grant on December 3rd over the next three years. Performance shares are earned based on our return on invested capital and our cumulative free cash flow for a three year period beginning January 1, 2015. Compensation for performance shares can fluctuate based on how we perform to the targets. Performance shares earned will vest on March 31, 2018, provided the participant is still employed by us on that date.
Additionally, in December 2014, we granted 195,000 restricted share units to 45 leaders under the Equity Recognition Program. These shares will vest as to 100% of the grant on December 3, 2016.
Accounting for Stock-Based Compensation
Restricted Stock and Performance Shares. Compensation expense for restricted stock and performance share awards is based on the closing price of our common stock on the date of grant, less our assumptions of dividend yield and expected forfeitures or cancellations of awards throughout the vesting period, which generally range between one and three years. The weighted average grant date fair value of restricted stock and performance shares was approximately $11.16 and $5.19 per share at December 31, 2013 and 2014, respectively.
Restricted stock and performance share awards activity under the plans for the year ended December 31, 2014, was:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2013	1,633,491	$10.98
Granted	1,466,919	5.19
Vested	(411,062)	12.50
Forfeited/canceled/expired	(875,218)	10.25
Outstanding at December 31, 2014	1,814,130	$6.31
During 2014, we granted 1,466,919 shares of restricted stock and performance units to certain directors, officers and employees at prices ranging from $4.24 to $11.90. Of the total shares granted, 519,286 will vest over a three year period, with one-third of the shares vesting on the anniversary date of the grant in each of the next three years. An additional 747,633 shares will vest over a 39 month period, subject to performance multipliers, based on company performance against a peer group. The remaining 200,000 shares vest over a period of one or two years. Unvested shares granted to each employee also vest upon the occurrence of a change in control, as defined. Unvested shares are forfeited based on the terms of the award.
Stock Options. Compensation expense for stock options is based on the estimated fair value of the option on the date of the grant. We calculate the estimated fair value of the option using the Black-Scholes option-pricing model. During 2012, we granted 441,700 options to certain of our directors, officers and employees. The weighted-average fair value of the options granted in 2012 was $9.82. During 2013, we granted 348,106 options to certain of our officers and employees. The weighted-average fair value of the options granted in 2013 was $11.53. During 2014, we granted 671,939 options to certain of our officers and employees.The weighted-average fair value of the options granted in 2014 was $5.82. The weighted average assumptions used in our Black-Scholes option-pricing model for options granted in 2012, 2013 and 2014 are:

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2013	For the Year Ended December 31, 2014
Dividend yield	—%	—%	—%
Expected volatility	55.33%-57.32%	55.89%-57.01%	45.42%-55.89%
Risk-free interest rate	0.66% - 0.90%	0.76% - 1.38%	1.38% - 1.66%
Expected term in years	6 years	6 years	6 years

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
Stock option activity under the plans for the year ended December 31, 2014 was:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2013	1,916,718	$12.47
Granted	671,939	5.82
Exercised	(316,733)	8.88
Forfeited/canceled/expired	(229,850)	11.64
Outstanding at December 31, 2014	2,042,074	$10.93
Options outstanding at December 31, 2014, have a weighted average remaining contractual life of 7.8 years, a weighted average remaining vesting period of 1.5 years, and an aggregate intrinsic value of $0.4 million. The intrinsic value of options exercised for the year ended December 31, 2014 was $0.5 million.

Stock options outstanding and exercisable under our plans at December 31, 2014 are:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$4.24	-	$22.57	2,042,074	7.8	$10.93	1,187,758	$13.94

At December 31, 2014, we have 1,601,124 options vested and expected to vest in the next year. Options exercisable at December 31, 2014, have a weighted-average contractual life of 6.6 years and an aggregate intrinsic value of zero.
Incentive Compensation Plans
We have a global incentive program for our worldwide salaried and hourly employees, the Incentive Compensation Program (the “ICP”), which includes a shareholder-approved executive incentive compensation plan. The ICP is based primarily on earnings before income taxes and achieving cash flow targets and, to a lesser extent, strategic targets. The balance of our accrued liability for ICP was $0.4 million at December 31, 2013 and $0.0 million at December 31, 2014.

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

Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the reserve for 2013 and 2014 are as follows:

(Dollars in Thousands)
Balance at December 31, 2013	$1,050
Product warranty charges/adjustments	173
Payments and settlements	(300)
Balance at December 31, 2014	$923

(14)	Income Taxes

The following table summarizes the U.S. and non-U.S. components of income (loss) before provision (benefit) for income taxes:

	For the Year Ended December 31,
	2012	2013	2014
	(Dollars in thousands)
U.S.	$29,422	$8,495	$(255,043)
Non-U.S.	105,065	(48,597)	(39,749)
	$134,487	$(40,102)	$(294,792)

Income tax expense (benefit) consists of the following:

	For the Year Ended December 31,
	2012	2013	2014
	(Dollars in thousands)
U.S income taxes:
Current	$(6,529)	$4,104	$(1,762)
Deferred	4,543	(5,652)	(537)
	(1,986)	(1,548)	(2,299)
Non-U.S. income taxes:
Current	12,371	5,422	8,349
Deferred	6,461	(16,717)	(15,466)
	18,832	(11,295)	(7,117)
Total income tax expense (benefit)	$16,846	$(12,843)	$(9,416)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before provision (benefit) for income taxes as set forth in the following table:

	For the Year Ended December 31,
	2012	2013	2014
	(Dollars in thousands)
Tax at statutory U.S. federal rate	$47,071	$(14,036)	$(103,177)
U.S. valuation allowance, net	(1,800)	(700)	73,350
State taxes, net of federal tax benefit	593	(371)	(4,387)
U.S. tax return adjustments to estimated taxes	588	(1,032)	(368)
Establishment (resolution) of uncertain tax positions	(8,118)	(752)	(513)
Adjustment for foreign income taxed at different rates	(15,553)	6,832	7,376
U.S. tax credits	(2,200)	(2,577)	(1,000)
Non-U.S. tax exemptions, holidays and credits	(4,259)	—	—
Goodwill impairment	—	—	17,161
Capital loss expiration	—	—	2,422
Other	524	(207)	(280)
Total income tax (benefit) expense	$16,846	$(12,843)	$(9,416)
The Company has been granted a tax holiday in Brazil, which expires in 2016. The availability of the tax holiday in Brazil did not have a significant impact on the current tax year.
The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2013, and December 31, 2014 are set forth in the following table:

	At December 31,
	2013	2014
	(Dollars in thousands)
Deferred tax assets:
Postretirement and other employee benefits	$41,604	$43,204
Foreign tax credit and other carryforwards	46,283	64,214
Capitalized research and experimental costs	20,243	23,446
Environmental reserves	3,503	3,366
Inventory adjustments	16,255	19,568
Capital loss	2,697	272
Long-term contract option amortization	—	2,214
Provision for rationalization charges	17,410	17,255
Other	5,889	6,288
Total gross deferred tax assets	153,884	179,827
Less: valuation allowance	(20,411)	(95,721)
Total deferred tax assets	133,473	84,106
Deferred tax liabilities:
Fixed assets	$109,824	$59,292
Debt discount amortization	6,620	3,301
Inventory	9,212	6,865
Goodwill and acquired intangibles	10,813	1,046
Other	2,204	3,761
Total deferred tax liabilities	138,673	74,265
Net deferred tax (liability) asset	$(5,200)	$9,841

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets and liabilities are classified on a net current and non-current basis within each tax jurisdiction. Net current deferred income tax assets are included in prepaid expenses and other current assets in the amount of $37.1 million as of December 31, 2013 and $28.4 million as of December 31, 2014. Net non-current deferred tax assets are separately stated as deferred income taxes in the amount of $10.3 million as of December 31, 2013 and $16.8 million as of December 31, 2014. Net current deferred tax liabilities are included in accrued income and other taxes in the amount of $10.9 million as of December 31, 2013 and $7.2 million as of December 31, 2014. Net non-current deferred tax liabilities are separately stated as deferred income taxes in the amount of $41.7 million at December 31, 2013 and $28.2 million at December 31, 2014.
We continue to assess the need for valuation allowances against deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Examples of positive evidence would include a strong earnings history, an event or events that would increase our taxable income through a continued reduction of expenses, and tax planning strategies that would indicate an ability to realize deferred tax assets. Examples of negative evidence would include cumulative losses in recent years and history of tax attributes expiring unused.
GrafTech impaired the fixed assets and announced exiting of certain product lines in our Advanced Graphite Material ("AGM") product group, in the Company’s second quarter Form 10-Q. During the third quarter of 2014, we announced the conclusion of another phase of our on-going companywide cost savings assessment. This resulted in changes to the Company’s operating and management structure in order to streamline, simplify and decentralize the organization as described in more detail in Note 2, Rationalizations. The impairment charges and other rationalization related charges were incurred primarily in the U.S. jurisdiction. As a result, we determined that it is no longer “more likely than not” that we will generate sufficient future U.S. taxable income to realize our deferred tax assets related to U.S. foreign tax credits and state net operating loss carryforwards, as well as our net U.S. deferred tax assets. With the additional significant negative evidence of recent losses, the Company recognized a $73.4 million non-cash charge to the P&L in 2014 to reflect a full valuation allowance against these U.S. deferred income tax assets. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.
Valuation allowance activity for the years ended December 31, 2012, 2013 and 2014 is as follows:

	For the year ended December 31,
	2012	2013	2014
	(Dollars in thousands)
Balance at January 1	$25,509	$26,312	$20,411
(Credited) / charged to income	(1,800)	(614)	74,157
Translation adjustment	(52)	(746)	(800)
Changes attributable to movement in underlying assets	2,655	(4,541)	1,953
Balance at December 31	$26,312	$20,411	$95,721
We have total foreign tax credit carryforwards of $19.5 million as of December 31, 2014, for which a full valuation allowance is recorded. These tax credit carryforwards expire as of December 31, 2016. In addition, we have a federal net operating loss carryforward of $36.3 million and state net operating losses carryforwards of $191.5 million, which can be carried forward from 5 to 20 years. These net operating losses carryforwards generate a deferred tax asset of $25.6 million as of December 31, 2014. We also have U.S. non-net operating loss related deferred tax assets of $44.3 million as of December 31, 2014.
We have assessed the need for valuation allowances against these deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance, including existing level of profitability and recently available projections of future taxable income, which are comparable with current year results.
Based upon the levels of historical federal and state taxable income and projections of future federal and state taxable income over the periods during which the carryforwards can be utilized, we do not believe it is more likely than not that we will realize the tax benefits of these deferred tax assets. Until we determine that we will generate sufficient

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

jurisdictional taxable income to realize our net operating losses and deferred tax assets, these assets will continue to be fully reserved.
We have non-U.S. loss and tax credit carryforwards on a gross tax effected basis of $23.1 million, which can be carried forward from 7 years to indefinitely.
As of December 31, 2014, we had unrecognized tax benefits of $3.7 million, $2.7 million of which, if recognized, would have a favorable impact on our effective tax rate. We have elected to report interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties were $1.0 million as of December 31, 2012 (a reduction of $0.3 million in from 2011), $0.6 million as of December 31, 2013 and $0.5 million as of December 31, 2014. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of December 31,
	2012	2013	2014
	(Dollars in thousands)
Balance at January 1	$16,788	$9,769	$7,203
Additions based on tax positions related to the current year	90	881	268
Additions for tax positions of prior years	4,643	323	232
Reductions for tax positions of prior years	(11,019)	(2,779)	(1,204)
Lapse of statutes of limitations	(163)	—	(1,180)
Settlements	(576)	(988)	(1,503)
Foreign currency impact	6	(3)	(106)
Balance at December 31	$9,769	$7,203	$3,710

It is reasonably possible that a reduction of unrecognized tax benefits of up to $2.0 million may occur within 12 months due to settlements and the expiration of statutes of limitation.
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. All U.S. federal tax years prior to 2012 are generally closed by statute or have been audited and settled with the applicable domestic tax authorities. All other jurisdictions are still open to examination beginning after 2008.
The Company has not provided for U.S. income taxes or foreign withholding taxes on the differences between the financial reporting basis in our foreign investments, and the tax basis in such investments, estimated to be $1.1 billion, which are considered to be permanently reinvested as of December 31, 2014. Any outside basis difference would be taxable upon the sale or liquidation of the foreign subsidiaries, or upon the remittance of dividends. The measurement of the unrecognized U.S. income taxes, if any, that may be associated with these outside basis differences, is not practicable.

(15)	Earnings Per Share

The following table shows the information used in the calculation of our basic and diluted earnings per share as of December 31:

	At December 31,
	2012	2013	2014
	(Dollars in thousands)
Weighted average common shares outstanding for basic calculation	138,551,804	135,067,278	136,155,295
Add: Effect of stock options and restricted stock	1,148,300	—	—
Weighted average common shares outstanding for diluted calculation	139,700,104	135,067,278	136,155,295
Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of stock options covering 865,844 shares in 2012, 1,866,720 shares in 2013 and 1,481,992 shares in 2014, as the exercise prices were greater than the weighted average market price of our common stock for that period.
During 2012, we repurchased, in the open market, ten million shares under a previously announced share repurchase program authorized by the Board of Directors. These share repurchases represented a financing cash outflow of $101.7 million for 2012. These share repurchases decreased the weighted average shares outstanding by 5.6 million shares for 2012.

(16)	Accumulated Other Comprehensive Loss

The balance in our accumulated other comprehensive loss is set forth in the following table:

	For year ended December 31,
	2013	2014
	(Dollars in thousands)
Foreign currency translation adjustments	$295,192	$328,233
Commodities and foreign currency derivatives and other, net of tax of ($300) and ($63), respectively	(2,568)	8,291
Total accumulated comprehensive loss	$292,624	$336,524

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(17)	Guarantor Information

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

    The following tables set forth condensed consolidating balance sheets as of December 31, 2013 and December 31, 2014 and condensed consolidating statements of income and comprehensive income for the three and nine months ended December 31, 2013 and 2014 and condensed consolidating statements of cash flows for 2013 and 2014 of the Parent, Guarantors and the Non-Guarantors.

Amounts presented in comprehensive income for the year ended 2012 and 2013 have been revised.  Previously, the Company did not present comprehensive income of subsidiaries in the guarantor column. This amount has been revised to present $18.7 million in comprehensive loss for the guarantors during the year ended 2012 and $11.9 million in comprehensive loss during 2013.

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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2014
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$5,503	$12,047	$—	$17,550
Accounts receivable - affiliates	40,474	35,618	40,185	(116,277)	—
Accounts receivable - trade	—	45,861	117,058	—	162,919
Inventories	—	148,080	234,823	—	382,903
Prepaid and other current assets	—	17,336	64,287	—	81,623
Total current assets	40,474	252,398	468,400	(116,277)	644,995

Investment in affiliates	1,414,278	762,251	—	(2,176,529)	—
Property, plant and equipment	—	431,602	222,438	—	654,040
Deferred income taxes	—	—	16,819	—	16,819
Goodwill	—	217,099	203,030	—	420,129
Notes receivable - affiliate	35,722	7,413	—	(43,135)	—
Other assets	4,110	45,617	48,095	—	97,822
Total Assets	$1,494,584	$1,716,380	$958,782	$(2,335,941)	$1,833,805

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - affiliate	$—	$80,659	$35,618	$(116,277)	$—
Accounts payable - trade	47	35,435	50,927	—	86,409
Short-term debt	187,973	131	—	—	188,104
Accrued income and other taxes	344	3,380	20,782	—	24,506
Rationalizations	—	7,538	2,025	—	9,563
Supply chain financing liability	—	—	—	—	—
Other accrued liabilities	2,444	15,252	25,623	—	43,319
Total current liabilities	190,808	142,395	134,975	(116,277)	351,901

Long-term debt - affiliate	—	35,722	7,413	(43,135)	—
Long-term debt - third party	300,000	40,393	1,222	—	341,615
Other long-term obligations	—	77,724	29,842	—	107,566
Deferred income taxes	—	5,118	23,079	—	28,197
Stockholders' equity	1,003,776	1,415,028	762,251	(2,176,529)	1,004,526
Total Liabilities and Stockholders' Equity	$1,494,584	$1,716,380	$958,782	$(2,335,941)	$1,833,805

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the year ended December 31, 2012
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$194,345	$216,859	$(411,204)		$—
Sales - third party	—	566,024	682,240	—		1,248,264
Net sales	—	760,369	899,099	(411,204)		1,248,264
Cost of sales	—	638,419	705,245	(411,204)		932,460
Gross profit	—	121,950	193,854	—		315,804
Research and development	—	13,796	—	—		13,796
Selling and administrative expenses	—	61,442	84,098	—		145,540
Operating income	—	46,712	109,756	—		156,468

Other expense (income), net	—	(2,133)	1,128	—		(1,005)
Interest expense - affiliate	3,766	59	586	(4,411)		—
Interest expense - third party	12,992	7,977	2,278	—		23,247
Interest income - affiliate	(59)	(4,352)	—	4,411		—
Interest income - third party	—	—	(261)	—		(261)
(Loss) income before income taxes	(16,699)	45,161	106,025	—	`	134,487

(Benefit) provision for income taxes	(5,972)	3,981	18,837	—		16,846
Equity in earnings of subsidiary	128,368	87,188	—	(215,556)		—
Net income	$117,641	$128,368	$87,188	$(215,556)		$117,641

Statements of Comprehensive Income

Net income (loss)	$117,641	$128,368	$87,188	$(215,556)		$117,641
Other comprehensive (loss) income	(18,741)	(18,741)	(9,929)	28,670		(18,741)
Comprehensive income (loss)	$98,900	$109,627	$77,259	$(186,886)		$98,900

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the year ended December 31, 2013
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$220,354	$149,251	$(369,605)		$—
Sales - third party	—	469,033	697,641	—		1,166,674
Net sales	—	689,387	846,892	(369,605)		1,166,674
Cost of sales	—	584,819	812,394	(369,605)		1,027,608
Gross profit	—	104,568	34,498	—		139,066
Research and development	—	10,437	—	—		10,437
Selling and administrative expenses	—	40,548	70,495	—		111,043
Rationalizations	—	2,732	17,424	—		20,156
Operating income	—	50,851	(53,421)	—		(2,570)

Other expense (income), net	—	(176)	1,874	—		1,698
Interest expense - affiliate	—	1,364	670	(2,034)		—
Interest expense - third party	31,294	3,029	1,714	—		36,037
Interest income - affiliate	(1,233)	(670)	(131)	2,034		—
Interest income - third party	—	—	(203)	—		(203)
(Loss) income before income taxes	(30,061)	47,304	(57,345)	—	`	(40,102)

(Benefit) provision for income taxes	(10,659)	9,111	(11,295)	—		(12,843)
Equity in earnings of subsidiary	(7,857)	(46,050)	—	53,907		—
Net income	$(27,259)	$(7,857)	$(46,050)	$53,907		$(27,259)

Statements of Comprehensive Income

Net (loss) income	$(27,259)	$(7,857)	$(46,050)	$53,907		$(27,259)
Other comprehensive (loss) income	(11,946)	(11,946)	(13,601)	25,547		(11,946)
Comprehensive income (loss)	$(39,205)	$(19,803)	$(59,651)	$79,454		$(39,205)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the year ended December 31, 2014
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$263,742	$150,346	$(414,088)		$—
Sales - third party	—	422,991	662,313	—		1,085,304
Net sales	—	686,733	812,659	(414,088)		1,085,304
Cost of sales	—	630,031	777,114	(414,088)		993,057
Gross profit	—	56,702	35,545	—		92,247
Research and development	—	14,844	—	—		14,844
Selling and administrative expenses	—	55,454	68,724	—		124,178
Impairments	—	186,552	10,668			197,220
Rationalizations	—	9,109	2,516	—		11,625
Operating income	—	(209,257)	(46,363)	—		(255,620)

Other expense (income), net	—	1,575	870	—		2,445
Interest expense - affiliate	—	806	—	(806)		—
Interest expense - third party	32,118	4,037	902	—		37,057
Interest income - affiliate	(806)	—	—	806		—
Interest income - third party	—	(11)	(319)	—		(330)
(Loss) income before income taxes	(31,312)	(215,664)	(47,816)	—	`	(294,792)

(Benefit) provision for income taxes	3,319	(5,618)	(7,117)	—		(9,416)
Equity in earnings of subsidiary	(251,495)	(40,699)	—	292,194		—
Net income	$(286,126)	$(250,745)	$(40,699)	$292,194		$(285,376)

Statements of Comprehensive Income

Net income	$(286,126)	$(250,745)	$(40,699)	$292,194		$(285,376)
Other comprehensive income:	(43,900)	(43,900)	(28,650)	72,550		(43,900)
Comprehensive (loss) income	$(330,026)	$(294,645)	$(69,349)	$364,744		$(329,276)

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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended December 31, 2014
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities:	$(9,474)	$79,864	$50,513	$—	$120,903

Cash flow from investing activities:
Loan repayments from affiliates	6,604	—	—	(6,604)	—
Capital expenditures	—	(58,926)	(26,055)	—	(84,981)
Insurance recoveries	—	—	2,834	—	2,834
Proceeds (payments) for derivatives	—	(2,195)	170	—	(2,025)
Proceeds from fixed asset sales	—	1,700	3,342		5,042
Other	—	—	178	—	178
Net cash provided by (used in) investing activities	6,604	(59,421)	(19,531)	(6,604)	(78,952)

Cash flow from financing activities:
Loans repayments to affiliates	—	(6,604)	—	6,604	—
Short-term debt borrowings	—	(34)	(987)	—	(1,021)
Revolving Facility borrowings	—	183,000	86,000	—	269,000
Revolving Facility reductions	—	(193,000)	(100,000)	—	(293,000)
Principal payments on long term debt	—	(132)	(60)	—	(192)
Supply chain financing	—	—	(9,455)	—	(9,455)
Proceeds from exercise of stock options	2,813	—	—	—	2,813
Purchase of treasury shares	(894)	—	—	—	(894)
Refinancing fees and debt issuance costs	—	(2,922)	(357)	—	(3,279)
Other	951	—	—	—	951
Net cash (used in) provided by financing activities	2,870	(19,692)	(24,859)	6,604	(35,077)

Net increase (decrease) in cash and cash equivalents	—	751	6,123	—	6,874
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,212)	—	(1,212)
Cash and cash equivalents at beginning of period	—	4,752	7,136	—	11,888
Cash and cash equivalents at end of period	$—	$5,503	$12,047	$—	$17,550

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(18)	Subsequent Events

AGM Rationalization Initiatives
Subsequent to December 31, 2014, the Company reviewed plans to further optimize the production platform in our advanced graphite materials business for 2015 and beyond. As a result, we are finalizing additional rationalization actions within our AGM business. The Company expects to incur up to $10 million of additional rationalization charges related to these actions in the first half of 2015. We estimate that, as a result of these additional actions, the Company will improve its operating income by $5 million annually in future years.

Amended and Restated Credit Agreement
On February 27, 2015, GrafTech and certain of its subsidiaries entered into an Amended and Restated Credit Agreement that provides for, among other things, greater financial flexibility and a new $40 million senior secured delayed draw term loan facility.

As of December 31, 2014, we had $302 million of unused borrowing capacity under the revolving credit facility (after considering financial covenants restrictions and the outstanding letters of credit of approximately $5.3 million). Had this Amended and Restated Credit Agreement been in place as of December 31, 2014, we would have had availability of the full $400 million revolving credit facility, with $354 million of unused borrowing capacity (after considering financial covenants restrictions and the outstanding letters of credit of approximately $5.3 million). The additional $40 million delayed draw term loan facility is to be used in connection with the repayment of its Senior Subordinated Notes.

The interest rate applicable to the Amended and Restated Credit Facility is LIBOR plus a margin ranging from 2.25% to 3.75% (depending on our total senior secured leverage ratio). The borrowers pay a per annum fee ranging from 0.35% to 0.50% (depending on our senior secured leverage ratio) on the undrawn portion of the commitments under the Revolving Facility. The new financial covenants require us to maintain a minimum cash interest coverage ratio of 2.50 to 1.00 and a maximum senior secured leverage ratio ranging from 3.75 to 1.00 to 3.00 to 1.00, subject to adjustment for certain events.

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued during 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2014.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

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

Name	Age	Position
Joel L. Hawthorne	50	President and Chief Executive Officer
Erick R. Asmussen	48	Vice President and Chief Financial Officer
Darrell Blair	56	Vice President and President, Industrial Materials
Lionel Batty	56	Vice President and President, Engineered Solutions
John D. Moran	56	Vice President and General Counsel, Secretary

Executive Officers

Joel L. Hawthorne, age 50, became Chief Executive Officer and President in January 2014. Previously, he was President, Engineered Solutions since March 2011. Mr. Hawthorne joined GrafTech as Director of Investor Relations in August 1999. In January 2001, he was appointed Director of Electrode Sales & Marketing, Americas and, in October 2005, he was appointed Director Worldwide Marketing and Americas Sales. In January 2009, he was appointed Vice President, Global Marketing & Sales for Industrial Materials with responsibility for all aspects of worldwide marketing and sales for the segment. Mr. Hawthorne holds a Bachelor of Science degree (accounting) and a Master of Science degree (business education) from the University of Akron.

Erick R. Asmussen, age 48, became Vice President and Chief Financial Officer in September 2013. Mr. Asmussen has over 20 years of corporate finance, treasury, accounting, planning and analysis, tax and corporate development experience. Since joining GrafTech in 1999 as Tax Director, he has also served as GrafTech’s Worldwide Controller and Treasurer & Director of Finance. He became Vice President of Strategy, Planning and Corporate Development in May 2005. Prior to joining GrafTech, Mr. Asmussen served as Director of Tax Planning for Corning Incorporated, Tax Manager for AT&T Corporation, and Senior Tax Consultant for Arthur Andersen LLP. Mr. Asmussen holds a Master of Science in Taxation from State University of New York at Albany and a Bachelor of Science in Accounting from Rochester Institute of Technology.

Darrell Blair, age 56, became President of Industrial Materials in November 2014. In this role, he leads the GrafTech business segment that manufactures a broad range of high quality graphite electrodes, petroleum needle coke, as well as carbon and graphite refractory products.  Prior to this he served as Vice President of Global Sales for GrafTech’s graphite electrodes line of business.  Mr. Blair joined the company in 1980 at its facility in Columbia, Tennessee. His extensive commercial, operations, and customer technical service experience includes international assignments in Puerto Rico, Mexico, Singapore, Hong Kong and, for the past 11 years, Switzerland.  He holds a Bachelor’s Degree in Chemical Engineering from the University of Kentucky and an MBA from Interamerican University of Puerto Rico.

Lionel Batty, age 56, was appointed President of GrafTech’s Engineered Solutions business segment in January 2014. Prior to this he was President of its Graphite Electrodes business, and from 1999 to 2011 he was Vice President of Corporate Research and Development. He has been located at the company’s headquarters in Parma, Ohio, since 1999. From 1997 to 1998 he was Applied Technology Manager - Europe for GrafTech’s electrode business, and from 1994 to 1996 he held a similar position for its specialty graphite business, both located in France. Mr. Batty began his career with GrafTech as a development engineer in 1983 at Parma, Ohio, and has held various technical and managerial positions at GrafTech locations in Clarksville, Tennessee; Sheffield, England; Notre Dame de Briançon, France; and

Paris, France. He holds a BS in Chemical Engineering from Imperial College, London, and has an MBA from Sheffield Hallam University (formerly Sheffield Polytechnic), England.

John D. Moran, age 56, became Vice President and General Counsel, Secretary in April 2009. He joined GrafTech in May 2006 as Deputy General Counsel. From December 1996 to April 2006, he was employed by Corrpro Companies, Inc. serving as General Counsel, Senior Vice President & Secretary. He was in-house Counsel and Corporate Secretary for Sealy Corporation between January 1987 and December 1996. From 1984 through 1987 he was a tax accountant with Grant Thornton and became a Certified Public Accountant. He received a Bachelor of Business Administration in 1980 and Juris Doctorate in 1983 from Cleveland State University.

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

2.5.1(1)	Amendment No. 1 to Environmental Management Services and Liabilities Allocation Agreement dated as of June 4, 1992.
2.6.0(2)	Trade Name and Trademark License Agreement dated March 1, 1996 between Union Carbide Corporation and UCAR Carbon Technology Corporation.
2.7.0(1)	Employee Benefit Services and Liabilities Agreement dated January 1, 1990 between Union Carbide Corporation and UCAR Carbon Company Inc.
2.7.1(1)	Amendment to Employee Benefit Services and Liabilities Agreement dated January 15, 1991.
2.7.2(1)	Supplemental Agreement to Employee Benefit Services and Liabilities Agreement dated February 25, 1991.
2.8.0(1)	Letter Agreement dated December 31, 1990 among Union Carbide Chemicals and Plastics Company Inc., UCAR Carbon Company Inc., Union Carbide Grafito, Inc. and Union Carbide Corporation.
3.1.0(23)	Amended and Restated Certificate of Incorporation of GrafTech International Ltd. dated November 30, 2010.
3.2.0(36)	Amended and Restated By-Laws of GrafTech International Ltd. dated as of September 30, 2012.
4.1.0(29)	6.375% Senior Notes due 2020.
10.1.0(27)
European Guarantee and Luxembourg Security Agreement dated as of April 20, 2012, made by GrafTech Luxembourg I S.à.r.l., GrafTech Luxembourg II S.à.r.l. and GrafTech Switzerland S.A., in favor of JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein).

Exhibit Number	Description of Exhibit
10.1.1(27)
Second Amended and Restated Indemnity, Subrogation and Contribution Agreement dated as of April 20,
2012, among GrafTech International Ltd., GrafTech Finance Inc., each of the other Domestic Subsidiaries (as defined therein) from time to time party thereto, and JPMorgan Chase Bank, N.A., as collateral agent for the
Secured Parties (as defined therein).

10.1.2(27)	Pledge Agreement dated as of March 26, 2012, by GrafTech Luxembourg I S.à.r.l. in favor of JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein).
10.1.3(27)	Pledge Agreement dated as of March 30, 2012, by GrafTech Luxembourg II S.à.r.l. in favor of JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein).
10.1.4(21)
Amended and Restated Intellectual Property Security Agreement dated as of April 28, 2010 made by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., and the other subsidiaries of GrafTech International Ltd. from time to time party thereto, in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.

10.1.5(21)	Swiss Security Agreement dated April 28, 2010 between GrafTech Switzerland S.A., as Assignor, and JPMorgan Chase Bank, N.A., as Assignee.
10.1.6(21)
Form of LC Subsidiary Agreement among GrafTech Finance Inc. or GrafTech Switzerland S.A., as the Applicable Borrower, the applicable LC Subsidiary and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.1.7(34)
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

10.1.8(32)
First Amendment dated as of November 19, 2014 in respect of the Amended and Restated Credit Agreement dated as of April 23, 2014 among GrafTech International Ltd., GrafTech Finance Inc., GrafTech Luxembourg I SarL, GrafTech Luxembourg II SarL, GrafTech Switzerland S.A., the LC Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, as an Issuing Bank and as Swingline Lender.

10.1.9(34)
Second Amended and Restated Pledge Agreement dated as of April 23, 2014, by GrafTech Switzerland S.A. in favor of JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein).

10.1.10(34)
Third Amended and Restated Pledge Agreement dated as of April 23, 2014, among GrafTech International Ltd., GrafTech Finance Inc., the other subsidiaries of GrafTech International Ltd. from time to time party thereto, and JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein).

10.1.11(34)
Third Amended and Restated Security Agreement dated as of April 23, 2014, made by GrafTech International Ltd., GrafTech Finance Inc., and the other subsidiaries of GrafTech International Ltd. from time to time party thereto, in favor of JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein).

10.2.0(8)	Form of Restricted Stock Unit Agreement.
10.3.0(14)	Forms of Restricted Stock Agreement (2005 LTIP Version).
10.4.0(26)	Form of Long Term Incentive Plan Award Agreement (2010 Version).
10.4.1(26)	Form of Long Term Incentive Plan Award Agreement (2011 Version).
10.4.2(30)	Form of Long Term Incentive Plan Award Agreement (2012 Version).
10.4.3(31)	Form of Long Term Incentive Plan Award Agreement (2013 Version).
10.4.4(36)	Form of Equity Incentive Plan Award Agreement (Standard Version Effective 2014).
10.4.5(33)	Restricted Stock Agreement (2005 Plan; Director Version)
10.5.0(9)	GrafTech International Ltd. Management Stock Incentive Plan (Senior Version) as amended and restated through July 31, 2003.
10.6.0(10)	GrafTech International Ltd. Incentive Compensation Plan, effective January 1, 2003.
10.6.1(16)	Amendment No. 1 GrafTech International Ltd. Incentive Compensation Plan dated December 29, 2008.
10.7.0(11)	Form of Restricted Stock Agreement (Standard Form).
10.8.0(16)	GrafTech International Holdings Inc. Compensation Deferral Program as amended and restated (December 29, 2008).

Exhibit Number	Description of Exhibit
10.9.0(26)	Amended and Restated GrafTech International Ltd. 2005 Equity Incentive Plan.
10.10.0(8)	Form of Severance Compensation Agreement for senior management (U.S. 2.99 Version).
10.10.1(16)	Form of IRS 409A Amendment to Severance Compensation Agreement for senior management (December 2008 U.S. 2.99 Version).
10.10.2(25)	Form of Severance Compensation Agreement for senior management (U.S. 2.99 Version - Revised).
10.10.3(34)	Graftech International Holdings Inc. 2014-2016 Executive Selective Severance Program
10.10.4(36)	Form of 2014 - 2016 Executive Selective Severance Program Notification Letter
10.11.0(16)	Form of IRS 409A Amendment to Severance Compensation Agreement for senior management (December 2008 International 2.99 Version).
10.12.0(14)	Form of Non-qualified Stock Option Agreement.
10.14.0(14)	Form of Terms and Conditions of Sale to standard contract of sale (2007 revision)
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

10.20.0(29)	Indenture, dated November 20, 2012, among GrafTech International Ltd., the Subsidiary Guarantors and U.S. Bank National Association, as Trustee.
12.1.0(36)	Computation of Ratio of Earnings to Fixed Charges.
21.1.0(31)	List of subsidiaries of GrafTech International Ltd.
23.1.0(36)	Consent of PricewaterhouseCoopers LLP.
24.1.0(36)	Powers of Attorney. (Included on Signatures pages).
31.1.0(36)	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Joel L. Hawthorne, Chief Executive Officer and President.
31.2.0(36)	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Erick R. Asmussen, Vice President and Chief Financial Officer.
32.1.0(36)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Joel L. Hawthorne, Chief Executive Officer and President.
32.2.0(36)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Erick R. Asmussen, Vice President and Chief Financial Officer.
101	INS XBRL Instance Document
101	SCH XBRL Taxonomy Extension Schema Document
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101	DEF XBRL Taxonomy Extension Definition Linkbase Document
101	LAB XBRL Taxonomy Extension Label Linkbase Document
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement of GrafTech International Ltd. and GrafTech Global Enterprises Inc. on Form S-1 (Registration No. 33-84850).

(2)	Incorporated by reference to the Quarterly Report of the registrant on Form l0-Q for the quarter ended March 31, 1996 (File No. 1-13888).

(3)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1998 (File No. 1-13888).

(4)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13888).

(5)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2001 (File No. 1-3888).

(6)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2004 (File No. 1-13888).

(7)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-13888).

(8)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2005 (File No. 1-13888).

(9)	Incorporated by reference to the Registration Statement of the registrant on Form S-3 (Registration No. 333-108039).

(10)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-13888).

(11)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on September 6, 2005 (File No. 1-13888).

(12)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13888).

(13)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2006 (File No. 1-13888).

(14)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2007 (File No. 1-13888).

(15)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-13888).

(16)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2008 (File No. 1-13888).

(17)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-13888).

(18)	Incorporated by reference to the Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders of the registrant (File No. 1-13888).

(19)	Incorporated by reference to the Annual Report of GrafTech International Ltd. on Form 10-K for the year ended December 31, 2009 (File No. 1-13888).

(20)	Incorporated by reference to Amendment No. 1 to the Annual Report of GrafTech International Ltd. on Amendment No.1 to Form 10-K for the year ended December 31, 2009 (File No. 1-13888).

(21)	Incorporated by reference to the Registration Statement of GrafTech Holdings Inc. on Form S-4 (Registration No. 167446) filed June 10, 2010.

(22)	Incorporated by reference to Amendment No. 1 to the Registration Statement of GrafTech Holdings Inc. on Form S-4 (Registration No. 167446) filed August 19, 2010.

(23)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on November 30, 2010 (File No. 1-13888).

(24)	Incorporated by reference to the Annual Report of GrafTech International Ltd. on Form 10-K for the year ended December 31, 2010 (File No. 1-13888).

(25)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 1-13888).

(26)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2011 (File No. 1-13888).

(27)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-13888).

(28)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-13888).

(29)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on November 20, 2012 (File No. 1-13888).

(30)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2012 (File No. 1-13888).

(31)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2013 (File No. 1-13888).

(32)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on November 25, 2014 (File
No. 1-13888).

(33)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-13888).

(34)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-13888).

(35)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-13888).

(36)	Filed herewith.

EXHIBIT INDEX

The exhibits listed in the following table have been filed with this Report.

Exhibit Number	Description of Exhibit

3.2.0	Amended and Restated Bylaws of GrafTech International Ltd. as of September 30, 2012

10.4.4	Form of Equity Incentive Plan Award Agreement (Standard Version Effective 2014)

10.10.4	Form of 2014-2016 Executive Selective Severance Program Notification Letter

12.1.0	Computation of Ratio of Earnings to Fixed Charges

23.1.0	Consent of PricewaterhouseCoopers LLP

24.1.0	Powers of Attorney (Included on Signatures pages)

31.1.0	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Joel L. Hawthorne, President and Chief Executive Officer.

31.2.0	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Erick R. Asmussen, Vice President and Chief Financial Officer .

32.1.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Joel L. Hawthorne, President and Chief Executive Officer.

32.2.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Erick R. Asmussen, Vice President and Chief Financial Officer .

101	INS XBRL Instance Document

101	SCH XBRL Taxonomy Extension Schema Document

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF XBRL Taxonomy Extension Definition Linkbase Document

101	LAB XBRL Taxonomy Extension Label Linkbase Document

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.

March 2, 2015	By:	/s/ Joel L. Hawthorne
Joel L. Hawthorne
	Title:	President and Chief Executive Officer

March 2, 2015	By:	/s/ Erick R. Asmussen
Erick R. Asmussen
	Title:	Vice President and Chief Financial Officer
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

Signatures	Title	Date

/s/ Joel L. Hawthorne	President and Chief Executive Officer (Principal Executive Officer)	March 2, 2015
Joel L. Hawthorne
/s/ Erick R. Asmussen	Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2015
Erick R. Asmussen
/s/ RANDY W. CARSON	Director	March 2, 2015
Randy W. Carson
/s/ Thomas A. Danjczek	Director	March 2, 2015
Thomas A. Danjczek
/s/ Karen Finerman	Director	March 2, 2015
Karen Finerman
/s/ David R. Jardini	Director	March 2, 2015
David R. Jardini
/s/ Nathan Milikowsky	Director	March 2, 2015
Nathan Milikowsky
/s/ M. Catherine Morris	Director	March 2, 2015
M. Catherine Morris