Form 10-K/A
period 2014-12-31
GRAFTECH INTERNATIONAL LTD
filed 2015-04-30
CIK 931148

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
Large Accelerated Filer  ☒ Accelerated Filer  ☐ Non-Accelerated Filer  ☐ Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒
The aggregate market value of our outstanding common stock held by non-affiliates, computed by reference to the closing price of our common stock on June 30, 2014, was approximately $1,328 million. On January 31, 2015, 136,817,315 shares of our common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE - NONE

EXPLANATORY NOTE
GrafTech International Ltd. (the “Company”, “our”, “we”, or “us”) filed its Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K") with the Securities and Exchange Commission (the "SEC") on March 2, 2015. Pursuant to General Instruction G(3) to Form 10-K, the Company incorporated by reference the information required by Part III of Form 10-K from our definitive proxy statement for the 2015 Annual Meeting of Shareholders (the "2015 Proxy Statement") that the Company expected to file with the SEC not later than 120 days after the end of the fiscal year covered by the 2014 Form 10-K. Because the definitive 2015 Proxy Statement will not be filed with the SEC before such date, the Company is filing this Amendment No. 1 to the 2014 Form 10-K (the "Form 10-K/A") to provide the additional information required by Part III of Form 10-K. This Form 10-K/A amends and restates in its entirety Items 10, 11, 12, 13, and 14 of Part III. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Item 15 of Part IV of the 2014 Form 10-K has been amended and restated solely to include as exhibits new certifications by our principal executive officer and principal financial officer.

Except as expressly set forth herein, this Form 10-K/A does not reflect events occurring after the date of the 2014 Form 10-K filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Form 10-K/A should be read in conjunction with the 2014 Form 10-K and the Company's other filings with the SEC.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth information with respect to our current directors and director nominees, including their ages, as of April 20, 2015.

RANDY W. CARSON
Age: 64

Director Since: May 2009

Independent

Board Committees:
Compensation Committee
Nominating Committee

Current Public Company Directorships:
Fairchild Semiconductor International, Inc.
Nordson Corporation
GrafTech International Ltd.

Prior Public Company Directorships:
None

From 2000 to February 2009, Mr. Carson served as Chief Executive Officer-Electrical Group of Eaton Corporation, a diversified power management company with 2008 sales of $15.4 billion. Eaton’s Electrical Group is a global technology leader in electrical components and systems for power quality, distribution and control with 2008 revenues of approximately $6.9 billion. Mr. Carson retired from Eaton in May 2009 following 10 years with the company. Prior to Eaton Corporation, Mr. Carson held several executive positions with Rockwell International. He was also Chairman of the National Electrical Manufacturers Association. Mr. Carson currently serves as a Director of Fairchild Semiconductor International, Inc. and Nordson Corporation, and serves on the audit committee of its Board of Directors. Our Board believes that Mr. Carson’s deep operational experience in global industrial businesses enables him to provide unique common sense insight to the Board with respect to meeting marketplace challenges, implementing LEAN and other internal initiatives, integrating business units and anticipating and planning for commercial risks and uncertainties. Mr. Carson holds a Bachelor of Science degree in Electrical Engineering from Valparaiso University.

ROBERT J. CONRAD
Age: 55 Independent Board Committees: None* Current Public Company Directorships: None Prior Public Company Directorships: Mindspeed Technologies, Inc. *New Director Nominee
Mr. Conrad has served as Senior Vice President and General Manager, Automotive Microcontrollers at Freescale Semiconductor, Ltd., since October 2012. Mr. Conrad joined Freescale from Fairchild Semiconductor, where he ran the analog and low-voltage discrete business, along with technology development and strategy, serving as Senior Vice President of Strategy from September 2011 to October 2012, Executive Vice President of Mobile, Computing, Consumer and Communications from December 2007 to September 2011, Executive Vice President of Analog from May 2006 to December 2007, and Senior Vice President of Analog and Integrated Circuits from September 2003 to May 2006. Prior to that, Mr. Conrad served as Chief Executive Officer, President and Board member of Trebia Networks from April 2001 to March 2003, Vice President and Product Line Director of the DSP business at Analog Devices Inc. from April 1995 to March 2001, and in various engineering and business management positions at Texas Instruments Inc. from September 1979 to March 1995. Mr. Conrad holds a Bachelor of Science degree in Electrical and Computer Engineering from the University of Cincinnati.

Mr. Conrad was a director of Mindspeed Technologies, Inc. from August 2010 until the sale of the company in December 2013.

THOMAS A. DANJCZEK
Age: 67

Director Since: May 2014

Independent

Board Committees:
Audit Committee
Compensation Committee

Current Public Company Directorships:
GrafTech International Ltd.

Prior Public Company Directorships:
Globe Specialty Metals, Inc.

Mr. Danjczek served as Senior Advisor for the Steel Manufacturers Association (SMA) from November 2013 to December 2014. From February 1998 to November 2013, Mr. Danjczek served as President of the SMA and functioned as its Chief Executive, Operating, and Administrative Officer and a member of the Board and Executive Committee. Prior to joining SMA, Mr. Danjczek held various leadership positions at a number of public companies, including Wheeling-Pittsburgh Steel Corporation, Bethlehem Steel Corporation and Kaiser Steel Corporation. Mr. Danjczek served as Vice Chairman of the U.S. Industry Trade Advisory Committee (ITAC 12) and since 1999 has been an Advisor to the U.S. Trade Representative and Department of Commerce.

Mr. Danjczek serves on the Board of Walker Magnetics, a privately held controls manufacturer that services the scrap and steel industries, on the Board of Mineral Services Inc., a privately held raw materials supplier to the steel industry, and on the advisory board of Byer Steel Group, a privately held steel service center. Mr. Danjczek previously served as a Director of Globe Specialty Metals, Inc., from 2010 to May 2014, during which he was a member of its Audit Committee and Compensation Committee. Globe Specialty Metals is one of the world’s largest producers of silicon metal and silicon-based specialty alloys serving major silicon chemical, aluminum and steel manufacturers. Mr. Danjczek holds a Bachelor of Science degree from Villanova University, a M.S. in Industrial Management from Purdue University and completed the University of Michigan’s Manufacturing Executive Program.

JAMES O. EGAN
Age: 66

Independent

Board Committees:
None*

Current Public Company Directorships:
PHH Corporation
New York & Company, Inc.

Prior Public Company Directorships:
Victor Technologies Group, Inc.

*New Director Nominee

Mr. Egan has served as Non-Executive Chairman of the Board of Directors of PHH Corporation since 2009 and currently serves as a member of its Audit, Human Capital and Compensation, and Corporate Governance Committees. PHH is a leading non-bank mortgage originator and servicer of U.S. residential mortgage loans. Mr. Egan served as a Managing Director of Investcorp International, Inc., an alternative asset management firm specializing in private equity, hedge fund offerings and real estate and technology investments, from 1998 through 2008. Mr. Egan was the partner-in-charge, M&A Practice, U.S. Northeast Region for KPMG LLP from 1997 to 1998 and served as the Senior Vice President and Chief Financial Officer of Riverwood International, Inc. from 1996 to 1997. Mr. Egan began his career with PricewaterhouseCoopers (formerly Coopers & Lybrand) in 1971 and served as partner from 1982 to 1996 and a member of the Board of Partners from 1995 to 1996. Mr. Egan possesses over forty years of business experience involving companies of varying sizes from start-ups to Fortune 500 public companies operating across numerous industries, including global industrial manufacturing businesses. He has 25 years of public accounting experience having served as lead audit partner involved in the audits of annual financial statements of numerous public companies. He also has ten years of private equity experience working with portfolio companies in the US and Europe to create shareholder value. Mr. Egan has served on numerous boards and related committees of both public and private companies. He currently serves as a Director of New York & Company, Inc., and as Chair of its Audit Committee. Mr. Egan holds a Bachelor of Science degree in Accounting from St. John’s University.

KAREN FINERMAN
Age: 50 Director Since: May 2014 Independent Board Committees: Nominating and Governance Current Public Company Directorships: None Prior Public Company Directorships: None
Ms. Finerman has served as a director of GrafTech since May 2014. Ms. Finerman is the CEO of Metropolitan Capital Advisors, a New York-based investment management firm that she co-founded in 1992. She was previously the Lead Research Analyst for the Risk Arbitrage department at DLJ Securities Corp. Ms. Finerman is a permanent panelist on CNBC’s Fast Money. Ms. Finerman received her B.S. in Economics from the Wharton School of the University of Pennsylvania.

JOEL L. HAWTHORNE
Age: 50 Director Since: January 2014 Chief Executive Officer Board Committees: None Current Public Company Directorships: GrafTech International Ltd. Prior Public Company Directorships: None
Mr. Hawthorne was elected to the Board and became Chief Executive Officer and President in January 2014. Previously, he was Vice President and President, Engineered Solutions since March 2011 and over the last three years led the segment to more than 20% annual sales growth rates through many successful new product introductions. Mr. Hawthorne joined GrafTech as a Director of Investor Relations in August 1999. During his time in Investor Relations, he was an integral part of the management team that turned the Company around. In January 2001, he was appointed Director of Electrode Sales & Marketing, United States and Canada and was promoted to Director of Electrode Marketing and Sales for the Americas in 2003. In October 2005, he was appointed Director Worldwide Marketing and Americas Sales. During this period, Mr. Hawthorne was instrumental in the development and execution of global sales and marketing strategies for the graphite electrodes business and a driving force in more than doubling sales to over $1 billion. In January 2009, he was appointed Vice President, Global Marketing & Sales for Industrial Materials with responsibility for worldwide sales, strategy and tactical planning. Prior to joining GrafTech, Mr. Hawthorne spent over ten years in the steel industry with extensive financial and strategic planning experience including as Director of Strategic Planning for a major steel company. Mr. Hawthorne currently serves on the Board of Directors of CE National, Inc., a non-profit organization. Mr. Hawthorne holds a Bachelor of Science degree in Accounting and a Master of Science in Business Education from the University of Akron.

DAVID JARDINI
Age: 51

Director Since: May 2014

Independent

Board Committees:
Audit Committee
Nominating and Governance Committee

Current Public Company Directorships:
GrafTech International Ltd.

Prior Public Company Directorships:
None

Mr. Jardini has served as a director of GrafTech since May 2014. Mr. Jardini co-founded C/G Electrodes with Nathan Milikowsky in 2003 and served as its President until it was sold to GrafTech in November 2010. He is currently Chairman of Black Diamond Investments, a diversified investment partnership focused on manufacturing and real estate development, President of American Gas Lamp Works LLC, and Chairman of West Salisbury Foundry and Machine Company. Mr. Jardini has over 15 years of experience in the steel and graphite electrode businesses. Mr. Jardini holds a B.A. in Economics from Swarthmore College and a Masters and Ph.D in History from Carnegie Mellon University.

NATHAN MILIKOWSKY
Age: 73

Director Since: May 2014

Independent

Board Committees:Audit Committee
Compensation Committee

Current Public Company Directorships:
GrafTech International Ltd.

Prior Public Company Directorships:
GrafTech International Ltd.

Mr. Milikowsky has served as a director of GrafTech since May 2014 and previously from late 2010 until March 2013. He previously served as President of Seadrift Coke and Chairman and CEO of C/G Electrodes, which he formed in 2003, before selling these companies to GrafTech. In 2003, he led a group that purchased the closed St. Mary’s, PA plant of the bankrupt predecessor and restarted the production of UHP graphite electrodes. Mr. Milikowsky has been involved in manufacturing and steel trading since 1969. Additionally, Mr. Milikowsky serves as Chairman of Premia Spine Ltd. Mr. Milikowsky is a graduate of Yale University.

M. CATHERINE MORRIS
Age: 57 Director Since: May 2014 Independent Board Committees: Audit Committee Current Public Company Directorships: GrafTech International Ltd. Prior Public Company Directorships: None
Ms. Morris is the Senior Vice President and Chief Strategy Officer for Arrow Electronics, Inc., a leading global distributor of electronic components and computer products with more than $22.8 billion in revenues. Ms. Morris has served in this position since 2008 and leads strategic initiatives for Arrow, including global merger and acquisition activity. Prior to her current position, Ms. Morris was President of Arrow’s Enterprise Computing Solutions (ECS) business segment, with responsibility for managing Arrow’s computer products business in North America and Europe, and which doubled in size to over $5 billion in annual revenues under her leadership. Ms. Morris has over 25 years of experience in computer products and electronic components distribution and has held a number of senior leadership roles at Arrow, including Vice President of Support Services in North America, Vice President of Finance and Support Services for Arrow ECS, and Vice President of Corporate Development. Ms. Morris joined Arrow in 1994 through its acquisition of Anthem Electronics, where she served as Vice President of Finance and Corporate Controller. Prior to joining Anthem, Ms. Morris held various financial leadership roles in the banking and manufacturing industries.

JAMES A. SPENCER
Age: 61 Independent Board Committees: None* Current Public Company Directorships: None Prior Public Company Directorships: None *New Director Nominee
Mr. Spencer has served as Executive Vice President of Operations for Delphi Automotive PLC since 2013. Delphi is a leading global vehicle components manufacturer and provider of electrical and electronic, powertrain, active safety and thermal technology solutions to the global automotive and commercial vehicle markets. Mr. Spencer was previously Senior Vice President of Delphi and Sector President of Electrical and Electronics since February 2012. Prior to that, he was Vice President of Delphi and President of Delphi Electrical/Electronic Architecture since October 2009. Mr. Spencer was Vice President and President of Delphi Electrical/Electronic Architecture, formerly Packard Electric Systems, since 1999 and previously was President of Delphi Asia Pacific from 1999 to 2000. He also has served as President of Delphi Latin America since July 2006. As part of his operations responsibilities, Mr. Spencer oversees the global enterprise operating function. In that role, he is responsible for fully integrating the Delphi Operating System across the entire organization. In addition, as president of Delphi Latin America, Mr. Spencer is responsible for operations in Mexico, Argentina, Honduras and Brazil. Mr. Spencer began his automotive career in 1976 as a college-graduate-in-training with a General Motors (GM) division in Anderson, Indiana. He held numerous engineering and operations assignments at various GM facilities before being named executive vice president of the General Motors Korean joint venture, Daewoo-HMS Industries in 1989, based in Taegu, Korea. He returned to the United States in 1991 and held a number of positions that included customer director at the Chevrolet-Pontiac-GM of Canada Group and plant manager in Athens, Alabama. Mr. Spencer is a member of the Motor & Equipment Manufacturers Association (MEMA) board of directors. Mr. Spencer holds a Bachelor’s degree in Business Administration from Hanover College and a Master’s degree in Business Administration from Ball State University.

ROBERT F. WEBER, JR.
Age: 60 Independent Board Committees: None* Current Public Company Directorships: None Prior Public Company Directorships: None *New Director Nominee
Mr. Weber has served as Vice Chairman, Chief Financial Officer and Treasurer of Woodward, Inc., since September 2011, and Chief Financial Officer and Treasurer since August 2005. Woodward is an independent designer, manufacturer, and service provider of energy control and optimization solutions. Prior to August 2005, Mr. Weber was employed at Motorola, Inc. for 17 years, where he held various positions, including Corporate Vice President and General Manager-EMEA Auto. Prior to this role, Mr. Weber served in a variety of financial positions at both a corporate and operating unit level with Motorola. Before joining Motorola, Mr. Weber served as Senior Manager at KPMG (Peat Marwick) in Chicago. Mr. Weber holds a Bachelor of Science degree in Accounting from Bowling Green State University and an MBA from the University of Chicago.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires GrafTech’s directors and officers and beneficial owners of more than 10% of the outstanding shares of our common stock to file with the SEC initial reports of ownership, and reports of changes in ownership, of our common stock and other equity securities. We believe that, during 2014, all of our directors and officers and beneficial owners of more than 10% of the outstanding shares complied with all reporting requirements under Section 16(a).

Structure of the Board
Under our by-laws, the Board fixes the size of the Board, so long as the number of directors is not less than three or more than fifteen. The Board currently consists of seven members, each of whom the Board has determined to be an independent director (within the meaning of the listing standards of the NYSE), except for Mr. Hawthorne, who is a GrafTech employee. Effective upon due election and qualification of directors at the 2015 annual meeting of stockholders (the "2015 Annual Meeting"), the number of directors constituting our Board shall be nine.

The Board has determined that, to be considered independent, an outside director may not have a material relationship with the Company (directly or as a partner, stockholder or officer of an organization that has a relationship with the Company). In determining whether a material relationship exists, the Board considers, among other things, whether a director or a member of his or her immediate family received in any 12-month period during the past three years more than $120,000 in direct compensation from the Company (other than director fees and pension or other deferred compensation for prior service), whether the director has in the last three years been a Company employee (or whether a member of the director’s immediate family has in the last three years been a GrafTech executive officer), whether the director or a member of the director’s immediate family is or has been affiliated with a current or former auditor of GrafTech, and whether the director is or has been part of an interlocking directorate. The Board consults with GrafTech’s counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent director,” including those set forth in the listing standards of the NYSE.
The Board selects the Chairperson of the Board following each annual meeting of stockholders. Subject to election as such by the Board following the 2015 Annual Meeting, Mr. Carson, who is an independent director and who has been our Chairman since 2014, is expected to become our Chairperson following the 2015 Annual Meeting.
Our Board has established three standing committees, the Audit and Finance Committee, or the Audit Committee, the Nominating and Governance Committee, or the Nominating Committee, and the Organization, Compensation and Pension Committee, or the Compensation Committee, and periodically establishes other committees, in each case so that certain important matters can be addressed in greater depth than may be possible in a meeting of the entire Board. Under our Governance Guidelines and the committee charters described below, members of the three standing committees must be independent directors within the meaning of the listing standards of the NYSE. Further, members of the Audit Committee must be independent directors within the meaning of the Sarbanes-Oxley Act of 2002, must satisfy the expertise requirements of the listing standards of the NYSE, as required by the committee’s charter, and must include an audit committee financial expert within the meaning of the SEC rules. Our Board has determined that the three standing committees currently consist of members who satisfy such requirements. The members of the Audit Committee are Messrs. Danjczek and Jardini and Ms. Morris, each of whom have been designated by our Board as an “audit committee financial expert” within the meaning of the SEC rules under the Sarbanes-Oxley Act of 2002.
Board Leadership Structure and Separation of Chair and CEO Roles
Our Board believes it is in the best interests of the Company and its stockholders that the Board make its own determinations, based on all of the then current facts and circumstances, regarding whether to separate the roles of Chairperson and Chief Executive Officer and whether our Chairperson, if not the Chief Executive Officer, should be an independent director. While separation of those roles relates to corporate governance, it also relates to succession planning and our Board believes it is in the best interests of GrafTech and our stockholders for the Board to make a determination with respect to this matter on a case-by-case basis as part of succession planning.
Subsequent to the 2014 annual meeting of stockholders, the role of Chairperson of the Board and Chief Executive Officer were separated and Mr. Carson became our Chairman. The Board believes the current leadership structure is appropriate given the Company’s and the Board’s current needs.
The Board’s Role in Risk Oversight
The Board and its committees are actively involved in overseeing the assessment and management of risk for the Company. The Board receives reports from each committee chair regarding the committee’s considerations and actions. The risk oversight process includes receiving regular reports from members of senior management on areas of material risk, including operational, financial, legal and regulatory, and strategic and reputational risks, and on the Company’s processes regarding enterprise risk management. Our Governance Guidelines and Nominating Committee Charter provide, among other things, that the Board as a whole should possess as one of its competencies the ability to assess business risk.
Under principles articulated by the NYSE, it is the job of the Chief Executive Officer and senior management to assess and manage our Company’s exposure to risk, and our Audit Committee must discuss guidelines and policies to govern the process by which this is handled. The duties of our Audit Committee include, with respect to financial affairs, the identification, assessment and management of financial risks and uncertainties, such as:

•
Reviewing with management and the independent registered public accounting firm our financial reporting risk assessment and management policies and practices, including related corporate approval requirements and internal auditing systems, and initiatives to minimize related risks;

•	Discussing guidelines and policies to govern the process by which risk assessment and management is undertaken;

•	Reviewing with management our compliance with covenants under debt securities and credit facilities;

•	Reviewing contingencies that could reasonably be expected to have significant impact on financial performance or condition; and

•	Reviewing with the General Counsel all legal matters that could reasonably be expected to have a significant impact on financial condition or performance.
We maintain an internal audit function, which reports directly to the Audit Committee, to provide management and the Audit Committee with ongoing assessments of our risk management processes and system of internal control.
The Audit Committee Charter provides that the duty and responsibility of the Audit Committee and each of its members is one of oversight and neither the Audit Committee nor any of its members has any duty or responsibility to, among other things, guarantee or provide other assurances that there are no financial risks or uncertainties or that such risks or uncertainties have been reduced or eliminated.
Meetings of the Board
Each director is expected to attend Board meetings and the meetings of those committees of the Board of which he or she is a member, and to spend the time necessary to properly discharge his or her respective duties and responsibilities. During 2014, the Board met 22 times and each director who was then serving attended at least 75% of the total number of meetings of the Board and the committees of which he or she was a member. Directors are encouraged, but not required, to attend our annual meetings of stockholders.

	Number of Members	Independence	Number of Meetings During Fiscal Year 2014
Full Board of Directors	7	85%*	22
Audit and Finance Committee	3	100%	7
Organization, Compensation and Pension Committee	3	100%	9
Nominating and Governance Committee	3	100%	7

*	All of the members of our board are independent, other than our Chief Executive Officer.

Committees of the Board
A description of the functions of each standing committee is set forth below. A list of the members of each standing committee at March 1, 2015 is also set forth below. All committees have the authority to retain and pay advisors and conduct investigations without further approval of the Board or management. All such advisors shall report and be responsible directly to the committee which retains them, including the independent registered public accounting firm, which is required to be retained by and be responsible directly to the Audit Committee.
Board and Committee Charters
The Board adopted our Governance Guidelines and a written charter for each committee that, at a minimum, are intended to satisfy the listing standards of the NYSE and that are reviewed by the Board annually. Our Governance Guidelines and charters cover such matters as purpose and powers, composition, meetings, procedures, required responsibilities and discretionary activities which the Board or the appropriate committee should periodically consider undertaking. Each committee is authorized to exercise all power of the Board with respect to matters within the scope of its charter.
Our Governance Guidelines and each of the standing committee charters are available on our website at http://www.graftech.com/CORPORATE-INFO/Corporate-Governance.aspx. The information contained on our website is not part of this annual report.
Our Governance Guidelines and the committee charters are not intended to, and do not, expand or increase the duties, liabilities or responsibilities of any director under any circumstance beyond those that a director would otherwise have under applicable laws, rules and regulations.
Corporate Governance
Our Governance Guidelines provide, among other things, that:

•	a majority of the directors shall be independent within the meaning of the listing standards of the NYSE;

•
if a member of the Audit Committee simultaneously serves on an audit committee of more than three public companies, our Board must determine that such simultaneous service would not impair the ability of such member to effectively serve on the Audit Committee;

•	no director will be nominated for election or re-election if he or she would be age 74 or older at the time of election;

•	the Board shall meet in regular sessions at least six times annually (including telephonic meetings and the annual retreat described below);

•
the Board shall have an annual extended retreat with executive officers at which there will be a full review of financial statements and financial disclosures, long-term strategies, plans and risks, and current developments in corporate governance; and

•	non-management directors will meet in executive session at least once annually.
Mr. Hawthorne is the only member of management who serves as a GrafTech director. All of our non-management directors are independent under NYSE listing standards. Our independent directors meet in executive session in connection with our regular Board meetings.
Communications with Non-Management Directors
Our Governance Guidelines require the Board, in consultation with the General Counsel, to establish a means for stockholders and employees to communicate with non-management directors and to disclose the name of director who presides at meetings of non-management directors and who will ultimately receive such communication, and the means for such communication in the annual proxy statement. A majority of the non-management directors choose the Chairman of the Board as director who presides at the meetings of non-management directors. Randy W. Carson is currently serving as Chairman of the Board.
Stockholders, employees and other interested parties (including those who are not stockholders or employees) may make any such communications to the Chairman of the Board and should direct them to M. Ridgway Barker, Withers Bergman LLP, 157 Church Street, New Haven, Connecticut 06502, (203) 789-1320 (phone), (203) 785-8127 (fax), and mr.barker@withersworldwide.com. Mr. Barker will forward all such communications to the Chairman of the Board if they relate to substantive matters and include suggestions or comments that he considers important for the Chairman of the Board to know. Generally, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs or personal grievances or communications which are repetitive or duplicative.
Code of Conduct and Ethics

We have had for many years a Code of Conduct and Ethics. Our Code of Conduct and Ethics applies to all employees, including senior executives and financial officers, as well as to all directors. It is intended, at a minimum, to comply with the listing standards of the NYSE, as well as the Sarbanes-Oxley Act of 2002 and the SEC rules adopted thereunder. A copy of our Code of Conduct and Ethics is available on our website at http://www.graftech.com/CORPORATE-INFO/Corporate-Governance.aspx . The information contained on our website is not part of this annual report. Only the Board or the Audit Committee may waive the provisions of our Code of Conduct and Ethics with respect to executive officers and directors. Any such waivers will be posted on our website.

Item 11.     EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
We have designed a compensation program for our named executive officers that is driven by our strategic goals with the primary emphasis on paying for performance. This section of this annual report describes the executive compensation program and explains the compensation policies and decisions of the Compensation Committee with respect to our named executive officers. The compensation program for these employees primarily consists of a base salary, cash incentive awards and equity awards.
During 2014, our named executive officers were:

•	Joel L. Hawthorne, President and Chief Executive Officer, beginning January 17, 2014 (previously President, Engineered Solutions)

•	Craig S. Shular, Chairman, President and Chief Executive Officer, until January 17, 2014, and Executive Chairman, until May 21, 2014

•	Erick R. Asmussen, Vice President and Chief Financial Officer

•	Darrell A. Blair, President, Industrial Materials, beginning November 1, 2014

•	Petrus J. Barnard, Vice President and President, Industrial Materials, until November 1, 2014

•	Lionel D. Batty, President, Engineered Solutions, beginning January 17, 2014

•	John D. Moran, Vice President, General Counsel and Secretary
Executive Summary
Leadership Changes
In January 2014, Mr. Hawthorne was promoted from President, Engineered Solutions to Chief Executive Officer when Mr. Shular retired from that position. Mr. Hawthorne joined our financial team as Director of Investor Relations in 1999. During his time in Investor Relations, he was an integral part of the management team that turned around the Company. As part of this team, he played a key role in various equity, bond and bank debt offerings. In 2001, he moved into operations as Director of Electrode Sales & Marketing, United States and Canada. In 2003, he was promoted to Director of Electrode Marketing and Sales for the Americas and, in 2005, he was appointed Director of Worldwide Marketing and Americas Sales. During this period, he was instrumental in the development of global sales and marketing strategies and execution for the graphite electrodes business and a driving force in more than doubling sales to over $1 billion. In 2009, Mr. Hawthorne was appointed as Vice President, Global Marketing & Sales, Industrial Materials, with responsibility for worldwide sales, strategy and tactical planning. In 2011, Mr. Hawthorne was promoted to President, Engineered Solutions and for three years he led the segment to more than 20% annual sales growth rates through many successful new product introductions.
In January 2014, Mr. Shular retired as Chief Executive Officer and President and became the Company’s executive Chairman, a position that he held until May 21, 2014.
In January 2014, Lionel Batty was promoted to President, Engineered Solutions after over 30 years with the Company, including service as President of the graphite electrode business for the prior two years.
In November 2014, Darrell Blair was promoted from Vice President-Global Sales, for the graphite electrode business, to President, Industrial Materials. Mr. Blair joined the Company in 1980 at its facility in Columbia, Tennessee. His extensive commercial, operations, and customer technical service experience includes international assignments in Puerto Rico, Mexico, Singapore, Hong Kong, and, for the past eleven years, Switzerland. Mr. Blair’s appointment followed the retirement of Dr. Pieter Barnard, the segment’s former President, effective November 1, 2014, after a 42-year career spanning three continents and a multitude of roles.

Compensation Framework
We provide an executive compensation program that is focused on promoting performance and long-term stockholder value. The design and operation of the program reflect the following objectives:

•
Driving long-term financial and operational performance that will deliver value to our stockholders, including through incentives that drive return based performance, propel growth, and increase stockholder value.

•	Attracting and retaining talented executive leadership.

•	Providing competitive pay opportunities relative to equivalent positions with other global companies of comparable size and complexity as well as within the Company.

•	Motivating executives to achieve or exceed Company and individual performance goals that are difficult to achieve.

•	Aligning the interests of our executives with those of our stockholders by encouraging equity ownership.
Our executive compensation program emphasizes pay for performance through annual cash incentive and long-term incentive programs, which collectively are the majority of our named executive officers’ targeted annual compensation. The annual cash incentive (bonus) plan and a substantial portion of the long-term incentive (equity incentive) plan only provide value if specific pre-established financial and performance goals are achieved. Achievement of such goals requires diligent management focus and significant effort. In addition, our executives receive base salaries based on competitive market data, individual performance and other factors, as well as retirement and other customary welfare benefits.

Performance Summary
For the past 18 months, we have been driving change throughout the organization to build sustainable operating leverage and dramatically improve results in the face of a difficult and demanding environment in our Industrial Materials segment and market headwinds in our Engineered Solutions segment. Specifically, we took the following actions:

•
Launched and successfully completed an ongoing Company-wide cost savings program, aimed at achieving total annual cost savings of more than $120 million (approximately $100 million of which are cash savings -approximately 10 percent of annual sales) and directly improving EBITDA.

•
Optimized the graphite electrode manufacturing platform by rationalizing the two highest cost manufacturing sites through, among other things, total company headcount reductions of approximately 20 percent, which will reduce annual capital expenditures by approximately $10 million.

•	Simplified the operating and management structure to decentralize the organization, accelerate decision-making, and improve responsiveness to changes in customer demand.

•	Redesigned the Company’s research and development function to accelerate innovation for new product development and commercial introduction and to maximize the efficiency of development costs.

•	Downsized the Company’s corporate functions, including headcount and other SG&A reductions, by approximately 20 percent.

•	Rationalized and streamlined under-performing product lines.

•	Increased borrowing capacity by over $125 million in the past nine months.

•	Reduced inventory significantly, generating approximately $80 million of cash in 2014.

•
Continued development of new products, which contributed approximately 30 percent of the revenue in the Engineered Solutions segment in 2014, and will provide long-term value creation for the Company and its stockholders.

Summary Analysis of Competitive Levels of Pay, Dilution, and Stock Ownership Guidelines
In its 2014 review of the compensation levels of our named executive officers and use of equity awards as incentives, the Compensation Committee’s independent compensation consultant (Mercer) concluded that:

•
In the aggregate, our base salary levels (without regard to temporary salary reductions) and target total cash compensation are competitive to market median levels compared to our Compensation Peer Group, although some variability exists from position to position.

•
Total direct compensation opportunities for the named executive officers are competitive, with levels at 93% of the market median. We generally consider compensation to be competitive if it falls within a range of 90% to 110% of the market median for base salary and total target cash compensation and 85% to 115% for total direct compensation.

•	Overall, both actual total cash and actual total direct compensation for our named executive officers were significantly below market levels due to no bonus payout for 2013 performance.

•	Our dilution and run rate levels are at or below the 25th percentile of the Compensation Peer Group (described below under “Peer Groups-Compensation Peer Group”).

•	Our named executive officers are in compliance with our stock ownership guidelines, which are generally aligned with Compensation Peer Group levels.
2014/2015 Compensation Decisions
The following summary highlights the Compensation Committee’s key compensation decisions effective for 2014:

•
To address the difficult global economic conditions we faced in 2014, management once again recommended, and the Board and the Compensation Committee determined to make, no upward adjustments to our named executive officers’ salaries in 2014 other than in connection with promotions to positions of greater responsibility. This is the third consecutive year that no such upward adjustments were made (other than due to promotions).

•	In October 2014, we suspended the non-qualified matching allocations and non-qualified retirement contributions for our named executive officers and certain other corporate officers.

•	We established stretch goals for our 2014 annual cash incentive (bonus) program:

•
At management’s recommendation, the Compensation Committee approved an annual bonus program for 2014 under which target performance would result in payouts at 25% of an individual’s targeted bonus (instead of 100%) and threshold performance would result in no payout.

•	This recommendation was based on the challenging economic environment the Company was facing and in recognition that the annual business plan targets were lower than actual 2013 results.

•	Our 2014 performance resulted in no payouts for our named executive officers.
The following summary highlights the Compensation Committee’s key compensation decisions effective for 2015:

•
Upon management’s recommendation, the base salaries of our named executive officers were temporarily reduced by 10% for the CEO and 5% for the other named executives and certain other corporate officers effective in 2015.

•
For our 2015 annual bonus program, we adopted performance measures based 50% on business unit Operating Income and 50% based on Company-as-a whole Operating Income. In our 2013 and 2014 annual bonus programs, performance measures were based on EBIT/Operating Income (50%) and Free Cash Flow (50%). The change is intended to support our drive to simplify our operating and management structure, decentralize the organization, accelerate decision-making, and improve responsiveness to changes in customer demand.

•	In selecting the performance measures for performance share units awarded in 2014 under our long-term incentive plan for the performance period 2015-2017:

•	The Compensation Committee decided that Total Shareholder Return (TSR) and Free Cash Flow were effective measures to align incentives with Company performance and stockholder value.

•	The Compensation Committee also believed that those performance measures reflect the full impact of acquisitions and capital allocation decisions.
2014 Stockholder Vote on Executive Compensation
At the 2014 annual meeting of stockholders, in connection with a non-binding advisory vote by stockholders, our executive compensation was approved by approximately 93% of the votes cast.
Reaction to Shareholder Say on Pay Vote
In connection with reviewing our executive compensation programs for 2015, the Compensation Committee considered the favorable results of the advisory votes from prior annual meetings of stockholders, as well as feedback from institutional investors. Taking those considerations into account, the Compensation Committee took the actions described above to further reinforce the objectives of our performance based compensation
We are committed to pay for performance. With respect to our named executive officers, this is demonstrated, with limited exceptions (1) by three consecutive years of base salary freezes, (2) no annual bonus payments, (3) no long-term incentive payouts, (4) temporary salary reductions, and (5) reductions in benefits.
The Compensation Committee will continue to focus on responsible executive compensation practices that attract, motivate and retain high performance executives, that reward those executives for the achievement of short-term and long-term performance, that support our other executive compensation objectives (including long-term career development and retention goals), that drive return based performance and propel growth and increases in stockholder value, and that take into consideration feedback from our stockholders.

Executive Compensation Philosophy and Approach
Our philosophy is to provide market competitive pay for achieving targeted results. We target named executive officer total direct compensation packages that are competitive against the median compensation for equivalent positions with other global corporations of comparable size and complexity that comprise our Compensation Peer Group described below under “Peer Groups-Compensation Peer Group.” We believe that a median target provides a sufficiently competitive compensation opportunity to attract, retain and motivate our executives in a manner that enhances stockholder value. We also emphasize a pay-for-performance approach and structure our compensation program so that a significant proportion of total compensation is variable in the form of annual and long-term performance-based incentive compensation. The majority of the annual total direct compensation opportunity of our named executive officers presently employed is “at risk” as illustrated (based on 015 base salaries, not taking into account temporary salary reductions, and incentive targets) by the following table:

Total Targeted Direct Compensation
	Salary	ICP	EIP	Total
Joel L. Hawthorne	19%	19%	62%	100%
Erick R. Asmussen	32%	21%	47%	100%
Lionel D. Batty	32%	21%	47%	100%
Darrell A. Blair	32%	21%	47%	100%
John D. Moran	35%	20%	45%	100%

Our performance measures are set at target levels that are expected to be achieved, but represent a level of difficulty that requires diligent management focus and attention and does not ensure value if our stretch performance objectives are not attained. Our named executive officers are required to devote significant effort and produce significant results to attain payment for performance at, or above, our goals. Annual incentives include business unit objectives for positions that require the management of business units and corporate objectives for other positions.
We also evaluate individual performance based on pre-established criteria, which we use in establishing base salary levels and for making negative adjustments to annual cash incentive awards. A portion of our long-term incentive opportunities are equity awards that realize value based on performance over a designated period. We believe that these criteria align the interests of our named executive officers with the interests of GrafTech and its stockholders and that achievement of the criteria will enhance stockholder value. Specifically, the Compensation Committee reviews: the competitiveness of the current compensation levels of our named executive officers; our pay and performance relative to those of our peer organizations; typical market practices surrounding short- and long- term incentive programs; dilution and run-rate levels at GrafTech and our peer organizations; and our share ownership guidelines compared to peers.
We encourage retention and long-term value creation by offering long-term incentives that can be earned or vested over several years as well as a competitive package of benefits. In order to align our key executives’ interests with those of our stockholders, we grant equity interests and encourage ongoing stock retention by our named executive officers, all of whom are subject to minimum ownership guidelines.
The Compensation Committee reviews the following compensation elements for each named executive officer: base salary; annual cash and long-term equity incentive compensation levels; retirement; health, life, and disability insurance; and vacation. The Compensation Committee considers each individual named executive officer’s level and complexity of responsibility, experience and skills, and performance in his or her position over time in considering changes to that named executive officer’s total compensation opportunity. Our management provides the Compensation Committee with tally sheets that include an analysis of the total compensation paid to, and other information with respect to, each named executive officer and information concerning the performance of such named executive officer. The tally sheets are used to benchmark the named executives’ compensation against the Compensation Peer Group. Together with evaluations of the executives’ performance, the tally sheets are also used to develop recommended compensation actions for changes in base salaries and alignment of annual and long-term incentive levels. In determining each named executive officer’s compensation package, the Compensation Committee reviews management’s recommendations, considers how each element of compensation as well as the total compensation package compare with the market median for the named executive officer, the named executive officer’s performance and the Company’s internal pay equities. Chief Executive Officer compensation is determined by the Compensation Committee in consultation with Mercer.
Compensation Consultant
The Compensation Committee followed a careful selection process before it retained Mercer in 2009 as its third-party consultant on executive compensation matters and has engaged Mercer each year since then. Mercer serves at the sole pleasure of the

Compensation Committee and works with the Compensation Committee and management on the organization, strategy, structure and effectiveness of our executive compensation program.
Mercer also assists the Compensation Committee in its process of reviewing the peer group of companies used to benchmark pay practices and the peer group against which our long-term performance incentives are measured, reviewing the compensation programs of members of the peer groups and making recommendations and providing detailed analysis of, and advice with respect to, the compensation of our named executive officers and the overall effectiveness of our executive compensation program.
In connection with the Compensation Committee’s most recent engagement of Mercer for compensation advisory services, and in accordance with the rules issued under the Dodd-Frank Act, each of the following independence factors was considered:

•	The provision of other services to the Company by Mercer and its affiliates.

•	The amount of fees received from the Company by Mercer and its affiliates, as a percentage of its and its parent company’s consolidated total revenue.

•	The policies and procedures adopted by Mercer and its affiliates that are designed to prevent conflicts of interest.

•	Any business or personal relationship of our Mercer consultants with a member of the Compensation Committee.

•	Mercer and our Mercer consultants’ ownership of Company stock.

•	Any business or personal relationships between our executive officers and our Mercer consultants, Mercer, and Mercer’s parent company.
The Compensation Committee concluded that there was no conflict of interest associated with its engagement of Mercer and that Mercer was independent with the meaning of NYSE rules.
Peer Groups
When determining an executive’s overall compensation package, the different elements of compensation are considered in light of the compensation packages provided to similarly situated executives at comparable companies, which we refer to as our “Compensation Peer Group”, as well as the role the executive is expected, and should be able, to play in achieving our short- and long-term goals. The Compensation Peer Group, as well as the Performance Peer Group described below, have been constructed to include organizations of comparable size, revenue, assets, employees, market capitalization, complexity, business focus and geographical scope.
Compensation Peer Group
The Compensation Peer Group currently consists of 18 publicly-traded companies in industries similar or related to our own and with revenues comparable to our historical revenue level. Our Compensation Peer Group is adjusted from time to time to reflect the impact of acquisitions, or other significant events to ensure the reference companies continue to meet the established criteria for comparison. There were no changes in the composition of our Compensation Peer Group between 2013 and 2014.
The 2013 median revenue of the Compensation Peer Group was $1.5 billion (based on revenues reported in each company’s annual report on Form 10-K) compared to our 2013 revenue of $1.2 billion. The 2014 Compensation Peer Group consisted of the following companies:

Acuity Brands, Inc.	Franklin Electric Co, Inc.
Actuant Corporation	IDEX Corporation
Amkor Technology, Inc.	Materion Corporation
Barnes Group Inc.	MKS Instruments, Inc.
Belden Inc.	Nordson Corporation
Carpenter Technology Corporation	Polypore International, Inc.
Encore Wire Corporation	Powell Industries, Inc.
Enersys	Watts Water Technologies, Inc.
Ferro Corporation	Woodward Inc.
Performance Peer Group
We adopted an “expanded peer group” against which to measure performance for our long-term incentives for awards granted in 2012 and 2013 and which we refer to as our Performance Peer Group. Our Performance Peer Group is comprised of our Compensation Peer Group plus 11 additional companies that are primarily engaged in the design, manufacture, and supply of electrical equipment.

The identity of the additional companies included in our Performance Peer Group is adjusted from time to time to reflect the impact of acquisitions, divestitures or other significant events to ensure the reference companies continue to meet the established criteria for comparison. In addition to the peers included in our Compensation Peer Group, the Performance Peer Group includes the following 11 companies in the electrical equipment industry with 2013 revenues ranging from approximately $724 million to $3.4 billion:

A. O. Smith Corporation	II-VI Inc.
Brady Corporation	International Wire Group, Inc.
Crane Co.	Mueller Water Products, Inc.
Donaldson Company Inc.	Regal-Beloit Corporation
Entegris, Inc.	SunPower Corporation
First Solar Inc.
Structure of Executive Compensation Program
Components
We believe that our executive compensation program, each element alone and in total, effectively achieves our objectives. The primary elements of our executive compensation program, which are key to the attraction, retention and motivation of our named executive officers, are shown in the following table.

Element	Objective	Key Features
Base Salary
Values the competencies, skills, experience and performance of individual executives.

Attracts and retains executive talent by providing a fixed level of compensation that is financially stable and not “at risk.”
Targeted at the median of our Compensation Peer Group, since we strive to have the majority of executive officer pay “at risk” and tied to Company performance.

Executive Incentive Compensation Plan (“Executive Plan” or “ICP” or “bonus plan”)
Provides competitive incentives to executive officers by having a portion of their annual cash compensation dependent upon annual performance and “at risk.”

Motivates and rewards executives for the achievement of targeted financial and strategic operational goals.

Our annual cash bonus plan provides for awards targeted at market median.

For 2014, the performance measures were Operating Income (50%) and Free Cash Flow (50%).

For 2015, the performance measures are Operating Income of Business Units (50%) and Operating Income of Company as a whole (50%).

2005 Equity Incentive Plan (“Equity Incentive Plan,” “2005 Plan,” “EIP,” or “long-term equity incentive”)	Retain executive officers and align their interests with those of stockholders. Motivate and reward executives for the achievement of long-term financial goals and creation of stockholder value.
Awards targeted at market median award levels. Grants in 2014 included a mix of:
       - stock options (20%),
                   - restricted stock units (30%), and
                   - performance share units (50%).

Performance share unit awards, granted in November 2014, are based on Free Cash Flow (50%) and Total Shareholder Return (50%) over the three- year performance period (2015-2017).

Retirement Savings Plan	Provide competitive market-based retirement savings benefits in a tax- efficient manner.	Broad-based plan under which we make matching contributions that vary, based on the employee’s contribution, on eligible earnings up to the Code limit of $265,000 for 2015.

Compensation Deferral Plan	Provides savings in a tax-efficient manner.	Matching contributions that are comparable to the Retirement Savings Plan on eligible earnings in excess of the Code limit of $265,000 for 2015.

Health, Welfare and Other Benefits	Attract and retain key executives by providing competitive health, welfare and other benefits.	Generally, benefits are made available to executive officers on the same basis as benefits are made available to other eligible employees.
Performance measure definitions
For purposes of our incentive compensation plans:

•	“EBIT” means earnings before interest and taxes.

•	“EBITDA” means EBIT before depreciation and amortization.

•	“EPS” means earnings per share.

•	“Free Cash Flow” means cash flow from operations after capital expenditures.

•	“Operating Income” means net sales less cost of sales, research and development costs, and selling and administrative costs.

•	“ROIC” means return on invested capital.

•	“Total Shareholder Return” or “TSR” means return to shareholders over time based on changes in the price of a share of stock plus, if applicable, dividends and distributions.

The foregoing definitions are subject to and qualified by reference to the calculation methods set forth in the applicable plan, Compensation Committee minutes and related documents. Our calculation methods for these performance measures provide for certain adjustments, including the inclusion or exclusion of certain special items not specifically mentioned above, which may differ from performance period to performance period.
Base Salaries
We provide base salaries to our named executive officers that we believe are competitive to attract and retain key executive talent and to provide a compensation component that is financially stable. Base salaries for our named executive officers are targeted at the market median of the Compensation Peer Group, with individual variations based on job scope, tenure, promotions, retention risks, and performance. Base salaries also form the basis for calculating other compensation opportunities for our named executive officers. For example, an executive’s base salary is used to determine each executive officer’s annual and long-term incentive opportunity levels and is included in the formula for calculating severance benefits in the event of termination of the executive’s employment in connection with a change in control and under severance plans.
Year-to-Year Base Rate Annualized Salary Changes
In January 2014, Mr. Hawthorne was promoted from President, Engineered Solutions to Chief Executive Officer when Mr. Shular retired from that position. In connection with Mr. Hawthorne’s appointment as Chief Executive Officer, the Compensation Committee approved certain modifications to his compensation arrangements. In light of his new responsibilities, Mr. Hawthorne’s annual base salary was increased to $700,000.
Upon Mr. Shular’s retirement as Chief Executive Officer and President, he became executive Chairman, a position that he held until May 21, 2014. In connection with Mr. Shular’s transition to executive Chairman, the Compensation Committee reduced his annual base salary to $600,000.
In January 2014, Lionel Batty was promoted to President, Engineered Solutions. Mr. Batty’s base salary was adjusted from $280,000 to $300,000 in connection with his promotion.
In November 2014, Darrell Blair was promoted from Vice President-Global Sales, for the graphite electrode business, to President, Industrial Materials. His base salary for 2014 reflects international variations in compensation arrangements and benefits, in addition to cost-of-living differences and currency fluctuations. In November 2014, the Compensation Committee approved changes in Mr. Blair’s compensation arrangement effective upon his relocation to the United States in 2015.
Effective December 2014, after Mr. Barnard’s retirement, the Company and Mr. Barnard entered into a consulting agreement under which Mr. Barnard was engaged to perform services through March 31, 2015 to facilitate the transition of the Industrial Materials business segment to a decentralized structure and additional work as mutually agreed. Mr. Barnard was compensated for services performed at the rate of $1,500 per billable day. Under the consulting agreement, Mr. Barnard was expected to provide services four out of every 20 business days on a rolling basis.
In connection with the changes to the named executive officers’ compensation in 2014 due to promotions and changes in responsibilities, the Compensation Committee received reports and recommendations from Mercer, including assessments of market practices, benchmarking analysis and evaluations of overall compensation and alignment of incentives with shareholder values.
In 2014, the Compensation Committee, with assistance from Mercer, assessed the competitiveness of the base salaries of our named executive officers. Mercer provided the Compensation Committee with a detailed analysis of its executive compensation review of our named executive officers. This executive compensation review and analysis showed that, although several of our named executive officers’ base salaries were below market median, in the aggregate our named executive officers’ base salary levels approximate market median levels (without regard to temporary salary reductions). Mercer generally considers base salary and total cash compensation to be competitive if it falls within a range of 90% to 110% of the market median for base salary.
As noted above, for the third consecutive year, in light of the challenging economic environment and at management’s recommendation, the Compensation Committee decided not to provide any salary increases in 2014 for our named executive officers other than in connection with upward adjustments due to promotions to positions of greater responsibility. As also noted above, the base salaries of our named executive officers were temporarily reduced by 10% for the CEO and 5% for the other named executives and certain other corporate officers effective in 2015.

Short-Term Incentives through the Executive Incentive Compensation Plan
The purpose of the Executive Incentive Compensation Plan, or the ICP or annual ICP, is to provide competitive incentives to executive officers by having a portion of their annual cash compensation dependent upon annual performance and to motivate and reward executives for the achievement of targeted annual financial and operational goals that create stockholder value.
Under the annual ICP, payments are generally made in cash (although the ICP permits payments to be made in cash or stock or a combination thereof), assuming applicable performance measures are achieved and individual criteria satisfied.
Based on 2014 performance, no bonuses were paid to our named executive officers.
Our performance measures for our annual ICP are set at target levels that are expected to be achievable, but represent a level of difficulty that requires diligent management focus and attention and does not ensure value if our stretch performance objectives are not attained. At management’s recommendation, the Compensation Committee approved an annual bonus program for 2014 under which payouts upon achievement of targets plans would be at 25% of targeted bonus level instead of the 100% as has been historically used (50% in 2013). Correspondingly, threshold payout was reduced from 25% to 0%, with achievement of performance goals above threshold but below target resulting in payouts based on a formula adopted by the Compensation Committee. This recommendation was based on the challenging economic environment the Company was facing and in recognition that the targets were lower than actual 2013 results. Our named executive officers are required to devote significant effort and produce meaningful results to attain payment for performance at, or above, our goals. Annual incentives include business unit objectives for positions that require the management of business units and corporate objectives for other positions.
ICP Target Opportunities
Annual ICP award targets for our named executive officers are established to drive achievement of stockholder return objectives. The Compensation Committee aims for total cash compensation to be at market median levels. Based on Mercer’s benchmarking analysis against the Compensation Peer Group, the target payout level for 2014 ICP was set at an amount between 55% and 100% of a named executive officer’s actual base salary. Upon his promotion to Chief Executive Officer, Mr. Hawthorne’s target payout level for 2014 ICP was set at 100% of his base salary.

For 2015, the percentages of compensation target levels are the same as in 2014. As a result of changes to the calculations for 2015 under the ICP whereby minimum threshold payouts do not begin for named executive officers until after annual business plan targets have been exceeded, achievement of the Compensation Committee’s market median cash compensation objectives will require substantial efforts and exceptional performance. Prior to 2014, generally achievement of the annual business plan performance goals would have resulted in bonus payout at targeted level. In 2013, achievement of the annual business plan performance goals would have resulted in bonus payout at 50% of targeted level.

ICP Performance Measures for 2014
The performance measures for 2014 were Operating Income and Free Cash Flow. We identified these performance measures as key elements in our business strategy to drive profitable growth. We believed that, by achieving profitability objectives and maximizing our cash flows, we would deliver enhanced financial performance that would drive shareholder value and be in the best position to capitalize on growth opportunities.
No annual bonuses under our ICP were earned with respect to 2014. The 2014 incentive targets for Messrs. Hawthorne, Asmussen, and Moran were based on our total Company threshold, target and maximum performance measures. The 2014 incentive targets for Messrs. Barnard, Batty, and Blair were based 60% on total Company results and 40% on their respective operating segment results.
ICP Performance Measures for 2015
For 2015, upon consultation with management, Mercer recommended, and the Compensation Committee approved, performance measures that correlate with our continued focus on growth. Accordingly, the ICP performance measures for the 2015 performance period will be based 50% on business unit Operating Income and 50% on Company-as-a whole Operating Income. The 2015 incentive targets for Messrs. Hawthorne, Asmussen, and Moran are based 100% on total Company results. The 2015 incentive targets for Messrs. Batty and Blair are based 60% on total Company results and 40% on their respective operating segment results.
We believe that Operating Income is a generally accepted method of measuring operational profitability. Management uses Operating Income as well as other financial measures in connection with its decision-making activities. We believe that these measures are key elements in our business plan to drive profitable growth in order to create additional shareholder value in coming years.

Long-Term Incentives through Management Stock Ownership
We believe that compensation in the form of stock-based awards helps create a culture focused on long-term stockholder value.
Awards under our equity incentive plan are designed to:

•	Provide rewards for the achievement of financial and strategic goals, including through incentives that drive return based performance, propel growth, and increase stockholder value.

•	Encourage retention of our top performers.

•	Reward our top leaders-those who have the ability to make a material difference in the Company.

•	Align management’s interests with those of our stockholders by aligning rewards with growth in stockholder value.
Awards granted to our named executive officers are determined based on their levels of responsibility, ability to make a positive impact on GrafTech, current or new positions, current base salaries, and salaries and other compensation offered by other similarly situated companies for individuals in equivalent positions. These awards are consistent with our pay-for-performance principles because they are designed to focus the attention of executives on strategic and performance goals spanning more than the current year and to align the interest of executives with our goal of creating long-term stockholder value. The primary difference between awards denominated in units versus awards denominated in shares is that units represent a promise to pay, provide tax efficiencies for international employees, and do not carry the right to vote or receive dividends.
The Compensation Committee has adopted a practice of granting equity incentive awards to our named executive officers and certain other members of our global management team at the Compensation Committee’s last meeting of the year, the date of which is generally established in the preceding calendar year. In connection with improvements to our business model, rationalization activities, and cost reduction initiatives, we have substantially reduced the number of managers who participate in the equity incentive plan. We have adopted a portfolio approach to equity awards, as recommended by Mercer, that is consistent with practices within our Compensation Peer Group. This approach includes a mix of (i) time-based stock options, (ii) time-based restricted stock units, and (iii) performance share units.
Since November 2012, the mix of awards to our named executive officers has consisted of stock options (20%), restricted stock units (30%) and performance share units (50%), to put a heavier weight on the performance share unit component to reflect that pay for performance is a key element of our compensation philosophy and to put more pay at risk to motivate the GrafTech team to excel in its performance.
The stock options and restricted stock units vest ratably on each of the first three anniversaries of the grant date. Performance share units are measured and earned on the basis of performance over a three-year period, cliff vest after the end of the performance period, and are payable in shares after completion of the performance period to the extent earned.
Upon his promotion to Chief Executive Officer, Mr. Hawthorne received a long-term equity incentive award, consisting of options to purchase 66,600 shares at $10.31 per share (fair market value on the date of grant), 50,700 shares of restricted stock units and 83,500 performance share units. The actual amount of performance share unit payouts is subject to the attainment of applicable performance targets.
Performance Share Unit Awards-2011-2013
In selecting performance measures for the performance share units, the Compensation Committee determined, in consultation with Mercer, that the awards should provide rewards for successful, profitable growth over a three-year time horizon and, under the circumstances, that the best way to measure GrafTech’s success was through relative performance versus our Performance Peer Group.
For awards made in December 2011, potential payouts, which would have vested on March 31, 2015, were based EBITDA growth (60%) and revenue growth (40%) as measured against the Performance Peer Group. Based on estimated performance, which is subject to certification by the Compensation Committee, we expect that no shares will be earned under the 2011 grant.
The performance measures for the performance share units granted in November 2012 are based on ROIC (60%) and EPS growth (40%) as measured against the Performance Peer Group.
The performance measures for the performance share units granted in November 2013 are based on EPS growth (40%) as measured against the Performance Peer Group and ROIC improvement (60%) over three one-year performance periods. The EPS performance measure is based on the compound annual growth rate (“CAGR”) in our EPS over the performance period, as measured against the Performance Peer Group. Threshold payouts based on EPS growth are earned at 30th percentile performance (35th percentile performance for the December 2011 grant), target at 50th percentile performance, and maximum at or above 75th percentile performance (when compared to the performance of the Performance Peer Group), and amounts are pro-rated between 50% and 200%

payouts based on pro-rated performance. Further, with respect to the 2011 grants, if EBITDA growth does not achieve at least 35th percentile performance, no awards will be earned for the EBITDA growth component.
Performance Share Unit Awards-2014
The performance measures for the performance share units granted in November 2014 are based on Total Shareholder Return (50%) and Free Cash Flow (50%).
The TSR performance measure is an absolute metric based on share appreciation. For calculating the share price for measuring the level of attainment of performance targets, the closing share price on the New York Stock Exchange must exceed the target levels for 20 consecutive trading days at any time during the three-year performance period.
Threshold (50%), target (100%), and maximum (200%) payouts commence upon achievement of 80%, 100% and 150% percent of the cumulative three-year Free Cash Flow target, respectively. Payouts for achievement of Free Cash Flow performance between threshold and target, and between target and maximum are interpolated on a straight-line basis. Achievement of the minimum threshold stock price conditions (75%) will result in a payout of 50% of the TSR component of the awards at the end of the performance period; achievement of the targeted price conditions will result in a payout of 100% of the TSR component, achievement of 125% the targeted price conditions will result in a payout of 150% of the TSR component, and achievement of 150% the targeted price conditions will result in a payout of 200% of the TSR component. No shares are vested or delivered until March 31, 2018, subject to the provisions of the applicable award agreements.
In selecting the performance measures for these awards, the Compensation Committee reviewed the performance measures utilized in our performance share unit awards. Mercer assisted in identifying various performance metric alternatives. The Compensation Committee determined to include performance measures that it believes reflect the full impact of acquisitions and capital allocation decisions.
Subject to applicable terms of the award agreements, the 2014 awards also have a service vesting component, and do not vest until March 2018. Awards, are forfeited if the executive’s employment terminates before vesting occurs (except in the case of certain terminations and a change in control, in which case all or a portion of the award may continue to vest).

2014 Performance Share Units	Cumulative Three-Year- Cash Flow Performance Measure	Percentages in this Column Apply to 50% of the Target Award*	Total Shareholder Return Performance Measure	Percentages in this Column Apply to 50% of the Target Award*
Level of Performance Achieved During Performance Period	Cumulative Three Year- Cash Flow for Performance Period	Resulting Performance Shares Earned	Total Shareholder Return for Performance Period	Resulting Performance Shares Earned

Threshold	80% of target	50%	75% of target	50%

Target	100% of target	100%	100% of target	100%

Between target and maximum	-	-	125% of target	150%

Maximum	150% of target	200%	150% of target	200%

*	Meaning 50% of the number of performance shares granted under the target award.
Retirement and Welfare Plans
Pension Plan
We previously froze our defined benefit plans, including the GrafTech International Holdings Inc. Retirement Plan, or our Retirement Plan, and no additional benefits are accruing under the plans, although benefits previously accrued under the Retirement Plan will still be payable from the Plan when due. See “Pension Benefits at Fiscal Year-End December 31, 2014” below for a description of the Retirement Plan and benefit formulas.
Retirement Savings Plan
We provide retirement savings opportunities through our defined contribution plans. We maintain the Savings Plan, which is intended to be qualified under Section 401(a) of the Code. The Savings Plan permits employees to contribute up to 50% of their compensation on a pre-tax or after-tax basis, up to IRS maximums. We provide a match, in common stock, equal to 100% of the first 3% of compensation deferred and 50% of the next 2% of compensation deferred. We also make employer contributions to the Savings

Plan equal to 1% of compensation (up to statutory limits). See “Other Compensation Arrangements” below for additional information regarding the Savings Plan.
Deferred Compensation Plan
We maintain a deferred compensation plan to provide savings in a tax-efficient manner for the benefit of eligible management employees who participate in our performance-based compensation programs and employees whose benefits under the Savings Plan are limited by the benefit restrictions of Section 415 of the Code. Participants are able to defer up to 85% of their ICP compensation, up to 50% of their base salary and up to 50% of their compensation in excess of the amounts that may be recognized under the Savings Plan (in 2014, such amount was $260,000). Deferrals on compensation in excess of the Code limit are referred to as participants’ Excess Deferrals. We make quarterly matching allocations in shares equal to 100% of the first 3% and 50% of the next 2% of the participant’s Excess Deferrals. In addition, participants are credited with nonqualified defined contribution retirement plan employer allocations equal to 1% of their compensation in excess of the amount that may be considered under the Savings Plan. Participants are immediately vested in the matching allocation. Generally, participants vest in the other GrafTech allocations when they have completed three years of service. See “Nonqualified Deferred Compensation at Fiscal Year-End December 31, 2014” below for additional information regarding the compensation deferral plan.
In October 2014, we suspended the non-qualified matching allocations and non-qualified retirement contributions for our named executive officers and certain other corporate officers.
Benefit Security
Retirement and other benefits are paid out of our general assets, except for payments out of the tax-qualified trusts for the Retirement Plan and the Savings Plan and except for payments out of grantor trusts (called “rabbi trusts”) or funded by the purchase of annuities.
Health, Welfare and Other Personal Benefits
In addition to the principal compensation components described above, our named executive officers are entitled to participate in all health, welfare, fringe benefit, relocation assistance and other arrangements generally available to other salaried employees. Generally, benefits are made available to our named executive officers on the same basis as benefits are made available to eligible employees under the terms of applicable plans.
The Compensation Committee also may, as considered reasonable and appropriate on a case by case basis, provide our officers, including our named executive officers, with limited additional perquisites and other personal benefits. In 2014, we did not provide perquisites to our named executive officers.
The Compensation Committee believes that these benefits are reasonable and consistent with the practices of public companies in the United States. The Compensation Committee also believes that these benefits assist us in attracting and retaining key executives.
Severance Programs
In September 2014, we adopted a Selective Severance Program that covers named executive officers and other executives whose employment is terminated (other than for cause or detrimental conduct) by Company action and who meet eligibility criteria outlined in the Program. The Program will continue until December 31, 2016.

Generally, for our named executive officers, the Selective Severance Program provides for severance (based on salary) for up to 24 months, depending on seniority and years of service. In addition, the Program provides for accelerated vesting of outstanding options and restricted stock units scheduled to vest within the 12-month period following termination of employment. The Program does not change the terms of outstanding performance share units or change in control agreements. The Program also provides for continued participation in the group medical and dental plans under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) at active employee rates for up to 12 months, and the option to participate in the employee assistance program and receive outplacement services for up to 6 months, following termination. Benefits under the Selected Severance Program are coordinated so that there is no duplication of benefits under the change in control agreements described below. The Program requires the employee to sign a release and agree to certain restrictive covenants as a condition to receipt of benefits under the Program.
Change in Control Agreements
We do not have employment agreements with any of our executive officers. The Compensation Committee believes that the absence of employment agreements provides us with more flexibility in adjusting the compensation levels of our executive officers.

The Board recognizes, however, that the possibility of a change in control of GrafTech exists, as is the case with many publicly held corporations, and that the uncertainty and questions which it may raise among management may result in the departure or distraction of management personnel to the detriment of GrafTech and its stockholders. The Board has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of our management to their assigned duties without distraction in the face of potentially disturbing circumstances arising from a possible change in control. The Board has also determined that it is in the best interests of GrafTech and its stockholders to ensure continued availability of our named executive officers in the event of a potential change in control. Accordingly, the Board has approved change in control severance compensation agreements for certain members of senior management, including our named executive officers. Messrs. Hawthorne, Asmussen, and Batty entered into the agreements with us in 2000. Mr. Moran, in 2011, and, Mr. Blair, in connection with his 2014 appointment to President, Industrial Materials, entered into similar agreements with us, except that their agreements included cut-back adjustments (approved by our Board) to eliminate the possibility of reimbursement for certain excise tax liabilities (and income tax liabilities attributable to the excise tax reimbursement) if the total severance equals or exceeds three times the executive’s “base amount” (accordingly, their agreements do not provide for “gross-up” payments).
These agreements are based on a “double trigger” scenario in which there must be both a change in control and a termination of the named executive officer’s employment prior to the expiration of the change in control agreement in order for severance benefits to be payable.
In the case of our named executive officers, the agreements provide for the payment, in the event of a change in control and the termination of the employment of the executive under certain circumstances, of severance compensation equal to 2.0 times (2.99 for Mr. Asmussen) the sum of the officer’s base salary and ICP targeted bonus opportunity, extended insurance coverage and except as to Mr. Blair and Mr. Moran, reimbursement for certain excise tax liabilities (and income tax liabilities on this reimbursement). The officers are entitled to the compensation if his employment is terminated by us (other than for cause) or if he resigns for good reason within three years after a change in control.
In addition, under the terms of applicable equity agreements, all unvested equity awards become vested (at target in the case of performance share unit awards) upon the occurrence of a change in control. Further, we have the right to cancel substantially all outstanding options in the event of a change in control, in which event we are required to pay option holders an amount equal to the difference between the exercise price of the canceled options and the fair market value of the underlying shares. See “Potential Payments on Termination or Change in Control” below for a description of the agreements and aggregate amounts payable.

We review the change in control agreements periodically, but not necessarily as part of the annual compensation review. This is because we generally consider the change in control agreements as compensation elements separate and apart from the other elements of our compensation arrangements. More specifically, the payments or benefits available under the change in control agreements do not have any significant impact on annual compensation decisions relating to salary and incentive payments. Instead, our Compensation Committee considers that the change in control agreements are in place to cover a specific circumstance, that is, a change in control where the executives lose their jobs. We also believe that change in control agreements may be a desirable component for attracting executive management. Accordingly, payments and benefits available under the change in control agreements are not viewed by the Compensation Committee as amounts that should impact the compensation amounts awarded on a year-to-year basis to the named executive officers for their ongoing management of the Company.
Section 162(m) of the Code
Section 162(m) of the Code generally limits the tax deductibility of compensation paid by a public company to its chief executive officer and certain other highly compensated executive officers to $1 million in the year the compensation becomes taxable to the executive. There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements.
We consider the impact of this rule when developing and implementing our executive compensation program. We also believe that it is important to preserve flexibility in administering compensation programs in a manner designed to promote varying corporate goals. Accordingly, we have not adopted a policy that all compensation must qualify as deductible under Section 162(m); however, consistent with our pay for performance philosophy, our stock options and performance share unit awards are intended to qualify as deductible as are bonuses that are based on measurable, quantifiable criteria. Under Section 162(m), stockholder re-approval of the performance measures is required every five years. We received such re-approval in 2014 for the ICP and are requesting re-approval in 2015 for the 2005 Equity Incentive Plan, which is the plan under which long-term equity incentives are granted.
Amounts paid under certain compensation programs, including salaries and grants of time-vested restricted stock and restricted stock units, may not qualify as performance-based compensation that is exempt from the limitation on deductibility. Our awards under the ICP, performance share unit awards, and stock option awards with exercise prices no less than the fair market value of a share on the date of grant are intended to qualify as deductible under Section 162(m). No other component of compensation for a “covered employee” (within the meaning of Code section 162(m)) is expected to qualify as performance-based compensation under Section 162(m), and compensation may not be deductible to GrafTech to the extent that the applicable executive recognizes more than $1 million in compensation that is not performance-based in any taxable year.
Stock Ownership Guidelines
Our Board has adopted guidelines for ownership of shares of our common stock by directors and members of senior management to promote alignment with stockholders’ interests. The guidelines provide that directors and members of senior management have five years from the date of their election to accumulate the specified amount of shares. We also have a policy discouraging officers and directors from pledging our shares as collateral for loans. Compliance with the guidelines is voluntary in that there is no formal enforcement mechanism, but all persons subject to the guidelines are expected to comply. All of our directors and named executive officers in their current position within the past five years are in compliance with our stock ownership guidelines.
Members of Senior Management
Under these guidelines, certain members of senior management are expected, within five years after appointment as a member of senior management, to own a number of shares equal to two times annual base salary or, in the case of the Chief Executive Officer, four times annual base salary. Unvested restricted stock (time-vesting) is included in the calculation of shares owned. Unvested performance share units and restricted stock units (performance-based) and unexercised stock options are not included in the calculation. In addition, until these guidelines are achieved, executive officers are expected to hold 50% of the stock previously subject to vested performance share unit or restricted stock unit awards and 50% of the stock previously subject to exercised stock options. Executive officers and other employees are encouraged to hold at least 50% of the stock previously subject to vested performance shares or restricted stock awards for at least one year after vesting. Calculation of the 50% is made after sale of any stock in the minimum amount sufficient to pay withholding taxes and exercise prices.
Hedging and Pledging Policy
Directors and executive officers are prohibited from buying or selling options (including puts, calls and straddles) on our securities, engaging in any short sale of our securities or buying or selling our securities on margin and sales against the box. Further, no hedging is permitted while a trading plan under SEC rule 10b5-1 is in effect. Although we do not explicitly prohibit the pledging of GrafTech securities by executive officers to secure loans, under our policies, directors and executive officers are advised to avoid pledging in order to prevent inadvertent violations of insider trading restrictions resulting from delayed execution or foreclosure (including sell out in response to a margin call).
Recoupment Provisions and Policy
Our incentive plans contain forfeiture and recoupment provisions that take effect in the event of certain misconduct by the recipient. Since 2010, award agreements for long-term equity incentive awards contain recoupment or “clawback” provisions as contemplated under the Dodd-Frank Act. We will review our recoupment policy and plan to take into account provisions included in final SEC rules under the Dodd-Frank Act once they are issued.

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this annual report with the management of GrafTech in accordance with the SEC’s disclosure requirements for executive compensation and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report.
ORGANIZATION, COMPENSATION
AND PENSION COMMITTEE
Thomas A. Danjczek, Chairman
Randy W. Carson
Nathan Milikowsky

Summary Compensation Table
The following table sets forth certain information concerning compensation received by our chief executive officer, our former chief executive officer, our chief financial officer, the three other executive officers who were the most highly compensated for the year ended December 31, 2014, and former executive officer that would have been among the three other most highly compensated executive officers if he remained an officer at the fiscal year end, all of whom we refer to as our named executive officers.

Name	Year	Salary ($) (5)	Stock Awards (6)	Option Awards ($) (6)	Non-Equity Incentive Plan Compensation ($) (5) (7)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (8)	All Other Compensation ($) (9)	Total ($)
Joel L. Hawthorne (1)	2014	680,512	2,926,962	791,434	—	8,638	28,794	4,436,340
	2013	300,000	379,168	99,876	22,230	(5,777)	17,102	812,599
	2012	300,000	326,193	83,667	103,350	6,839	12,000	832,049

Craig S. Shular	2014	234,744	—	—	—	36,426	13,750	284,920
	2013	800,000	2,184,840	578,550	—	(9,560)	60,800	3,614,630
	2012	800,000	1,978,080	521,040	416,000	24,046	40,000	3,779,166

Erick R. Asmussen (2)	2014	375,000	381,600	95,400	—	14,695	10,873	877,568
	2013	290,080	472,804	124,845	—	(7,810)	15,117	895,036

Darrell A. Blair (3)	2014	414,332	366,336	91,584	—	—	50,882	923,134

Petrus J. Barnard	2014	352,367	—	—	—	141,016	75,773	569,156
	2013	384,400	484,364	127,281	—	(132,374)	15,294	878,965
	2012	384,400	365,184	96,192	125,000	55,724	13,844	1,040,344

Lionel D. Batty (4)	2014	299,026	305,280	76,320	—	—	10,450	691,076

John D. Moran	2014	320,000	271,360	67,840	—	—	14,446	673,646
	2013	320,000	336,396	88,305	—	—	18,345	763,046
	2012	320,000	304,320	80,160	91,520	—	15,360	811,360

(1)
The compensation figures for Mr. Hawthorne include the value of equity grants in the form of stock options, restricted stock units and performance share units that were granted upon his appointment as President & CEO. This award is in addition to the annual Equity Incentive Plan grant in November 2014.

(2)	Because Mr. Asmussen has been included as a named executive officer for the first time in 2013, the SEC does not require disclosure of his compensation prior to 2013.

(3)
In November 2014, Darrell Blair was promoted from Vice President-Global Sales, for the graphite electrode business, to President, Industrial Materials. The 2014 compensation figures for Mr. Blair relate to his compensation in all capacities with us during 2014, including cash and equity awards. Mr. Blair’s salary and benefits were provided by our Swiss subsidiary. His base salary for 2014 reflects international variations in compensation arrangements and benefits, in addition to cost-of-living differences and currency fluctuations. In November 2014, the Compensation Committee approved changes in Mr. Blair’s compensation arrangement effective upon his relocation to the United States in 2015. Because Mr. Blair has been included as a named executive officer for the first time in 2014, the SEC does not require disclosure of his compensation prior to 2014.

(4)
The 2014 compensation figures for Mr. Batty relate to his compensation in all capacities with us during 2014, including cash and equity awards. Because Mr. Batty has been included as a named executive officer for the first time in 2014, the SEC does not require disclosure of his compensation prior to 2014.

(5)
Includes compensation earned but deferred under compensation deferral or other applicable plans or statutory provisions. See “Non-Qualified Deferred Compensation at Fiscal Year-End 2013” for the amounts deferred.

(6)
The amounts shown in these columns represent the aggregate grant date fair value (computed in accordance with FASB ASC Topic 718) of stock options, restricted stock units and performance share units granted. These columns include awards granted pursuant to the Equity Incentive Plan to our named executive officers on November 19, 2014 and to Mr. Hawthorne on January 29, 2014. The options granted to our named executive officers on November 19, 2014 had a fair market value of $2.12 per share, and the options granted to Mr. Hawthorne on January 29, 2014 had a fair market value of $6.09, both based on a Black-Scholes option-pricing model for options. See Note 13 of our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014 for an explanation of the assumptions made in the valuation of these awards. The fair value of the restricted stock unit awards and performance share unit awards was computed based on the

$4.24 per share closing market price of GrafTech’s common stock on the NYSE on November 19, 2014, and the $10.31 per share closing market price of GrafTech’s common stock on the NYSE on January 29, 2014 for the grant made to Mr. Hawthorne on that date, and for the performance based awards was determined based on the probable outcome, or attainment, of the performance conditions. The value of the performance share unit awards at the grant date, assuming that the highest level of performance conditions will be achieved, is $477,000; $381,600; $457,920; and $339,200, respectively, as to grants made to Messrs. Asmussen, Batty, Blair and Moran in November 2014, and $3,650,970 as to grants made to Mr. Hawthorne in January 2014 and November 2014.

(7)
This column shows the annual incentive award earned by our named executive officers under the short-term incentives through the annual ICP for the applicable performance period. No awards under the ICP were earned for 2014 because the performance thresholds were not met. For additional information about the 2014 annual incentive opportunities under the ICP please refer to “Compensation Discussion and Analysis” and “Grants of Plan Based Awards in Fiscal Year Ended December 31, 2014.”

(8)
This column shows the change in the actuarial present value of the accumulated benefits under the GrafTech International Holdings Inc. Retirement Plan, which was frozen in 2003. The change in the actuarial present value of the accumulated benefits was measured from December 31, 2013 to December 31, 2014 (the measurement date used for reporting purposes in our Annual Report on Form 10-K for the year ended December 31, 2014). No portion of the earnings credited under our nonqualified deferred compensation plan during 2014 was “above market” or “preferential.” Consequently, our named executive officers did not accrue any above-market earnings under the deferred compensation plan during 2014, and we have not reported any earnings credited under that plan in this column. See “Nonqualified Deferred Compensation at Fiscal Year-End December 31, 2014” below for a discussion of how earnings are calculated under our deferred compensation plan.

(9)
The following table describes each component of the “All Other Compensation” column in the Summary Compensation Table for 2014. Amounts in the “Other Column” include the value of group life insurance coverage for the named executive officers and, for Mr. Barnard, accrued vacation paid upon his retirement and severance payments, and for Mr. Blair, defined benefit retirement plan contributions and tax preparation costs associated with his employment at our Swiss subsidiary.

Name	Employer Matching Contribution to Savings Plan($)	Additional Employer Contribution to Savings Plan ($)	Employer Matching Contribution on Excess Deferrals ($)	Additional Employer Contribution to Compensation Deferral Plan ($)	Other ($)	Total ($)
Joel L. Hawthorne	9,443	2,600	11,876	2,969	1,906	28,794
Craig S. Shular	9,390	2,347	-	-	2,013	13,750
Erick R. Asmussen	5,844	2,600	1,475	369	585	10,873
Darrell A. Blair	-	-	-	-	50,882	50,882
Petrus J. Barnard	10,251	2,600	-	443	62,476	75,770
Lionel D. Batty	6,150	1,944	-	828	1,528	10,450
John D. Moran	10,200	2,600	-	51	1,395	14,246

Grants of Plan Based Awards in Fiscal Year Ended December 31, 2014
The following table provides information about equity and non-equity awards granted to our named executive officers in 2014.

Name	Type (1)	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units			All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)(3)	Maximum (#)
Joel L. Hawthorne	ICP	(2)	350,000	700,000	1,680,000
	Options	01/29/2014							66,600	10.31	405,594
	RSU	01/29/2014					50,700				522,717
	PSU	01/29/2014				41,750	83,500	167,000			860,885
	Options	11/19/2014							182,000	4.24	385,840
	RSU	11/19/2014					136,500				578,760
	PSU	11/19/2014				113,750	227,500	455,000			964,600

Erick R. Asmussen	ICP	(2)	121,875	243,750	585,000
	Options	11/19/2014							45,000	4.24	95,400
	RSU	11/19/2014					33,750				143,100
	PSU	11/19/2014				28,125	56,250	112,500			238,500

Darrell A. Blair	ICP	(2)	103,500	207,000	496,800
	Options	11/19/2014							45,000	4.24	91,584
	RSU	11/19/2014					32,400				137,376
	PSU	11/19/2014				27,000	54,000	108,000			228,960

Lionel D. Batty	ICP	(2)	97,500	195,000	468,000
	Options	11/19/2014							36,000	4.24	76,320
	RSU	11/19/2014					27,000				114,480
	PSU	11/19/2014				22,500	45,000	90,000			190,800

John D. Moran	ICP	(2)	88,000	176,000	422,400
	Options	11/19/2014							32,000	4.24	67,840
	RSU	11/19/2014					24,000				101,760
	PSU	11/19/2014				20,000	40,000	80,000			169,600

(1)    For a better understanding of this Table, we have included a column identifying the type of each plan based award. ICP amounts represent cash incentive bonus opportunities under the ICP for 2014. Option (Stock Options), RSU (Restricted Share Units), and PSU (Performance Share Units) amounts represent grants made in January and November 2014 pursuant to the Equity Incentive Plan.
(2)    Amounts represent cash incentive bonus opportunities under the ICP for 2014. Target awards for 2014 are expressed as a specified percentage of an individual’s salary. Threshold, target and maximum amounts represent the sum of the threshold, target and maximum amounts of each respective performance measure. For more information on ICP payments made in 2014, see the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. The threshold, target and maximum amounts set forth above represent guidelines based on performance measures and/or criteria that the Compensation Committee takes into account in the design of the annual ICP opportunity. The targeted opportunity represents the targeted annual bonus based on benchmarking of the named executive’s compensation. Under the 2014 annual ICP for named executive officers, the threshold amount is 0% and the maximum bonus opportunity is equal to 240% of the executive’s targeted bonus opportunity. The Compensation Committee may make downward adjustments from 240% to 0% of the named executive’s targeted bonus opportunity, based on the individual’s performance and other factors that the Compensation Committee deems relevant in determining the amount payable. Such adjustments, if made, are based on an evaluation of each individual’s contribution to achieving corporate opportunities and meeting corporate challenges, as well as an evaluation of the quality of the individual’s performance in discharging the responsibilities of his position description. In addition, the Compensation Committee can make discretionary downward adjustments based on developments during the performance year and other factors. Please refer to “Compensation Discussion and Analysis-Short- Term Incentives through the Executive Incentive Compensation Plan” above for a general description of the criteria applied in determining the amounts payable under the annual ICP.
(3)    Represents the number of stock options, restricted stock units, and target award number of performance share units granted during 2014 pursuant to the Equity Incentive Plan.
Stock options and restricted stock units vest ratably over a three-year period with each tranche vesting on the anniversary of the grant date in each of the three years following the award. Exception to this provision is Mr. Hawthorne’s January 2014 stock option and restricted stock units award which vest on the anniversary dates of the prior year’s LTIP grant.
The number of performance share units earned and the vesting thereof is conditioned on the attainment of performance targets established by the Compensation Committee. The performance measures of the awards granted in 2014 are based on Free Cash Flow and Total Shareholder Return (TSR). The FCF performance measure is based on cumulative free cash flow over a three-year performance period. At the end of the performance period, our cumulative free cash flow will be compared to the target established by the Compensation Committee. As described in the Compensation Discussion and Analysis section above, if the minimum free cash flow threshold performance measure is attained, 50% of the free cash flow component of the target performance shares will become earned shares; if the targeted free cash flow performance measure is attained, 100% of the free cash flow component of the target performance shares will become earned shares; if the maximum free cash flow performance measure is attained, 200% of the free cash flow component of the target performance shares will become earned shares. The number of shares is calculated on a pro-rata basis based on actual free cash flow performance between 50% and 200%. No earned shares will be delivered to participants until March 31, 2018.
The TSR component of the grant is subject to vesting based on the GTI closing share price clearing specific hurdles for 20 consecutive trading days on the NYSE. If the closing share price exceeds 75% of the target share price for any 20 consecutive trading days period during the performance period, 50% of the TSR component of the target performance shares will become earned shares; if the closing price exceeds 100% of the target share price for any 20 consecutive trading days period during the performance period, 100% of the TSR component of the target performance shares will become earned shares; if the closing share price exceeds 125% of the target share price for any 20 consecutive trading days period during the performance period, 150% of the TSR component of the target performance shares will become earned shares; if the closing share price exceeds 150% of the target share price for any 20 consecutive trading days period during the performance period, 200% of the TSR component of the target performance shares will become earned shares. No earned shares will be delivered to participants until March 31, 2018 and no shares will be delivered if the closing share price is less than 75% of the target price on that date.
The performance share units will be measured and earned based on three years performance as described above, will cliff vest after the end of the three-year period, and, to the extent earned and vested, will be payable in shares of unrestricted common stock after the completion of the three-year performance period. The resulting number of shares, or earned shares will be set aside as unvested earned shares for the participant as of the applicable date of such determination; provided, that the individual is still employed on such date. Subject to the applicable terms of the award agreements (related to accelerated vesting), the earned shares do not vest until March 2018. GrafTech’s Board or the Compensation Committee has the right to accelerate the vesting of any or all unvested awards at any time.
(4)    The amounts in this column represent the grant date fair value of 2014 equity awards of restricted stock units, targeted performance share units, and stock options approved in 2014, determined in accordance with FASB ASC Topic 718. See Note 12 of our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014. As so calculated, the options granted to our named executive officers on November 19, 2014 had a fair market value of $2.12 per share, and the options granted to Mr. Hawthorne on January 29, 2014 had a fair market value of $6.09 per share. Subject to the attainment of performance measures and adjustments made as a result thereof, unvested performance share units which become earned shares (as described in footnote (3) above) are scheduled to vest in March 2018. The fair value of the restricted stock unit awards and performance share unit awards granted on November 19, 2019 was computed based on the $4.24 per share, closing market price of GrafTech’s common stock on the NYSE on that date ($10.31 per share for the grant made to Mr. Hawthorne on January 29, 2014), and for the performance based awards determined on the probable outcome, or attainment, of the performance conditions. For further description of the terms of these awards, see “Performance Share Unit Awards” in the Compensation Discussion and Analysis above.

Outstanding Equity Awards at Fiscal Year-End December 31, 2014
The following table shows the number of shares covered by stock options, unvested restricted stock units, and, at target, unvested performance share units as of December 31, 2014.

	Options					RSUs		PSUs
Name	Grant Date (1)	Number of Securities Underlying UnexercisedOptions (#)Exercisable(4)	Number of Securities Underlying Unexercised Options (#) Unexercisable(4)	Option ExercisePrice ($)	Option Expiration Date	Number of Units That Have Not Vested #	Market Value of Units That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units That Have Not Vested ($) (2)
Joel L. Hawthorne	12/10/2009	3,500	-	16.41	12/10/2019	-	-	-	-
	12/09/2010	4,000	-	19.89	12/09/2020	-	-	-	-
	12/13/2011(5)	15,000	-	13.89	12/13/2021	-	-	10,000	50,600
	11/27/2012(6)	11,133	5,567	9.51	11/27/2022	4,333	21,925	21,300	107,778
	03/01/2013	-	-	-	-	26,667	134,935	-	-
	11/21/2013(7)	5,467	10,933	11.56	11/21/2023	8,200	41,492	20,500	103,730
	01/29/2014(7)	22,200	44,400	10.31	01/29/2024	33,800	171,028	83,500	422,510
	11/19/2014(8)	-	182,000	4.24	11/19/2024	136,500	690,690	227,500	1,151,150

Craig S. Shular	12/10/2009	56,000	-	16.41	05/14/2017	-	-	-	-
	12/09/2010	48,000	-	19.89	05/14/2017	-	-	-	-
	12/13/2011(5)	104,000	-	13.89	05/14/2017	-	-	53,668	271,560
	11/27/2012(6)	69,333	-	9.51	05/14/2017	-	-	57,785	292,392
	11/21/2013(7)	31,667	-	11.56	05/14/2017	-	-	13,111	66,342

Erick R. Asmussen	12/10/2009	4,300	-	16.41	12/10/2019	-	-	-	-
	12/09/2010	3,800	-	19.89	12/09/2020	-	-	-	-
	12/13/2011(5)	11,000	-	13.89	12/13/2021	-	-	10,000	50,600
	11/27/2012(6)	6,667	3,333	9.51	11/27/2022	3,333	16,865	15,000	75,900
	11/21/2013(7)	6,833	13,667	11.56	11/21/2023	10,200	51,612	25,600	129,536
	11/19/2014(8)	-	45,000	4.24	11/19/2024	33,750	170,775	56,250	284,625

Darrell A. Blair	12/10/2009	2,200	-	16.41	12/10/2019	-	-	-	-
	12/09/2010	2,000	-	19.89	12/09/2020	-	-	-	-
	12/13/2011(5)	4,800	-	13.89	12/13/2021	-	-	3,200	16,192
	11/27/2012(6)	6,667	3,333	9.51	11/27/2022	3,333	16,865	15,000	75,900
	11/21/2013(7)	1,433	2,867	11.56	11/21/2023	2,133	10,793	5,400	27,324
	11/19/2014(8)	-	43,200	4.24	11/19/2024	32,400	163,944	54,000	273,240

Petrus J. Barnard	04/01/2005	35,000	-	5.46	04/01/2015	-	-	-	-
	12/10/2009	18,000	-	16.41	11/30/2017	-	-	-	-
	12/09/2010	16,000	-	19.89	11/30/2017	-	-	-	-
	12/13/2011(5)	19,200	-	13.89	11/30/2017	-	-	12,445	62,972
	11/27/2012(6)	19,200	-	9.51	11/30/2017	-	-	15,334	77,590
	11/21/2013(7)	13,933	-	11.56	11/30/2017	-	-	8,006	40,510

Lionel D. Batty	12/10/2009	3,300	-	16.41	12/10/2019	-	-	-	-
	12/09/2010	2,600	-	19.89	12/09/2020	-	-	-	-
	12/13/2011(5)	4,800	-	13.89	12/13/2021	-	-	3,200	16,192
	01/06/2012(5)	9,200	-	15.24	12/13/2021	-	-	6,100	30,866
	11/27/2012(6)	9,000	4,500	9.51	11/27/2022	3,400	17,204	16,900	85,514
	11/21/2013(7)	4,100	8,200	11.56	11/21/2023	6,133	31,033	15,300	77,418
	11/19/2014(8)	-	36,000	4.24	11/19/2024	27,000	136,620	45,000	227,700

John D. Moran	12/10/2009	7,700	-	16.41	12/10/2019	-	-	-	-
	12/09/2010	6,800	-	19.89	12/09/2020	-	-	-	-
	12/13/2011(5)	16,000	-	13.89	12/13/2021	-	-	10,700	54,142
	11/27/2012(6)	10,667	5,333	9.51	11/27/2022	4,000	20,240	20,000	101,200
	11/21/2013(7)	4,833	9,667	11.56	11/21/2023	7,267	36,771	18,200	92,092
	11/19/2014(8)	-	32,000	4.24	11/19/2024	24,000	121,440	40,000	202,400

(1)
For a better understanding of this table, we have included an additional column showing the grant dates of stock options, restricted stock units and performance share units awards. The stock options and restricted stock units generally vest ratably on each of the first three anniversaries of grant.

(2)
The market value of restricted share units or performance share units of stock that have not vested was computed based on $5.06 per share, the closing price of our common stock on the NYSE on December 31, 2014.

(3)
The shares in this column reflect the target award number of performance share units granted in December 2011 and November 2012, 2013 and 2014 pursuant to the Equity Incentive Plan. Target awards vest and the performance share unit portion earned is subject to upward or downward adjustment based on performance but not in excess of maximum, as described in “Compensation Discussion and Analysis” above.

(4)
On the grant dates set forth in the table, our named executive officers were granted options to purchase the number of shares of our common stock set forth above with an exercise price at fair market value as of the date of grant. All such options have a 10 year term and generally become exercisable as to one-third of the respective option on each of the first three anniversaries of the date of grant.

(5)
Potential payouts under performance share units granted in 2011, and which would have vested on March 31, 2015, were measured on the basis of performance over a three-year period ending December 31, 2014. Based on actual performance, the Compensation Committee determined on February 27, 2015 that no shares were earned under the 2011 grant.

(6)
Performance share units granted in 2012 are measured and earned on the basis of performance over a three-year period ending December 31, 2015. Except as otherwise provided in the applicable award agreement, earned shares cliff vest on March 31, 2016, and are payable in shares of common stock after completion of the performance period to the extent earned.

(7)
Performance share units granted in 2013, and to Mr. Hawthorne on January 29, 2014, are measured and earned on the basis of performance over a three-year period ending December 31, 2016. Except as otherwise provided in the applicable award agreement, earned shares cliff vest on March 31, 2017, and are payable in shares of common stock after completion of the performance period to the extent earned.

(8)
Performance share units granted in 2014 are measured and earned on the basis of performance over a three-year period ending December 31, 2017. Except as otherwise provided in the applicable award agreement, earned shares cliff vest on March 31, 2018, and are payable in shares of common stock after completion of the performance period to the extent earned.

Option Exercises and Stock Vested at Fiscal Year-End December 31, 2014
The following table shows the number of options exercised and the number of restricted stock units that vested in the fiscal year ending December 31, 2014 and the value realized on the date of exercise and vesting, respectively.

	Option Awards		Stock Unit Awards (3)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($)
Joel L. Hawthorne	—	—	41,167	248,503
Craig S. Shular (1)	300,000	331,710	74,036	779,030
Erick R. Asmussen	—	—	10,767	46,010
Darrell A. Blair	—	—	5,201	22,598
Petrus J. Barnard (2)	15,000	113,107	23,267	96,657
Lionel D. Batty	—	—	8,800	37,601
John D. Moran	—	—	12,014	62,593

(1)	The underlying options were granted in 2007, had an exercise price of $9.05 and a fair market value on the date of exercise equal to $10.16.

(2)	The underlying options were granted in 2005, had an exercise price of $5.46 and a fair market value on the date of exercise equal to $13.00.

(3)
The shares vested and value realized included one-third of the restricted stock unit awards granted in each of 2011, 2012 and 2013. The value realized is based on the per share closing price of GrafTech stock on the NYSE as of the applicable date of vesting.

Pension Benefits at Fiscal Year-End December 31, 2014
The following table shows the number of years of service credited to the named executive officers under the GrafTech International Holdings Inc. Retirement Plan, which has been frozen, including the number of such years credited for service with Union Carbide and its affiliates, as well as the present value of the executives’ benefits and payments made to the executives in the last fiscal year. The terms of the Retirement Plan are described below the table.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($)
Joel L. Hawthorne	GrafTech International Holdings Inc.	2(2)	38,496(3)	-
Craig S. Shular	GrafTech International Holdings Inc.	8(4)	232,730(5)	-
Erick R. Asmussen	GrafTech International Holdings Inc.	2(6)	50,774(7)	-
Darrell A. Blair	GrafTech International Holdings Inc.	22(8)	526,147(9)	-
Petrus J. Barnard	GrafTech International Holdings Inc.	31(10)	1,278,476(11)	-
Lionel D. Batty	GrafTech International Holdings Inc.	20(12)	665,368(13)	-
John D. Moran	n/a	-	-	-

(1)
The present values have been computed using an interest rate of 3.88% and using the RP2014 tables with Scale MP-2014 mortality improvement (fully generational projection) as of December 31, 2014, which is the same pension plan measurement dated used for our financial reporting purposes.

(2)
Includes for Mr. Hawthorne 2 years of service with GrafTech through December 31, 2001 (the date that non-grandfathered participants ceased accruing benefits and had their benefit accruals frozen under the Retirement Plan).

(3)
Mr. Hawthorne’s benefit has been valued assuming termination of employment as of December 31, 2014 and retirement at age 62, the earliest time at which Mr. Hawthorne may retire without any benefit reduction due to age.

(4)
Includes for Mr. Shular 4 years of prior service with Union Carbide or its affiliates and 4 years of service with GrafTech through March 31, 2003 (the date that grandfathered participants ceased accruing benefits and had their benefit accruals frozen under the Retirement Plan).

(5)	Mr. Shular’s benefit has been valued based on his termination of employment as of May 15, 2014 and retirement commencement as of December 1, 2014, payable as an annuity.

(6)
Includes for Mr. Asmussen 2 years of service with GrafTech through December 31, 2001 (the date that non-grandfathered participants ceased accruing benefits and had their benefit accruals frozen under the Retirement Plan).

(7)
Mr. Asmussen’s benefit has been valued assuming termination of employment as of December 31, 2014 and retirement at age 65, the earliest time at which Mr. Asmussen may retire without any benefit reduction due to age.

(8)
Includes for Mr. Blair 22 years of service with GrafTech through March 31, 2003 (the date that grandfathered participants ceased accruing benefits and had their benefit accruals frozen under the Retirement Plan).

(9)
Mr. Blair’s benefit has been valued assuming termination of employment as of December 31, 2014 and retirement as of January 1, 2015, the earliest time at which Mr. Blair may retire without any benefit reduction due to age.

(10)
For purposes of computing the accumulated benefit used to determine the present value above, Mr. Barnard was credited with three additional years of service and age in connection with a voluntary and selective severance program in which Mr. Barnard participated in 2003.

(11)
For Mr. Barnard, who was not an employee from April 2003 through March 2005, the benefit has been valued based on a suspended retirement benefit payable as an annuity. Mr. Barnard subsequently terminated employment on November 30, 2014 and commenced his annuity benefit on December 1, 2014.

(12)
Includes for Mr. Batty 20 years of service with GrafTech through March 31, 2003 (the date that grandfathered participants ceased accruing benefits and had their benefit accruals frozen under the Retirement Plan).

(13)
Mr. Batty’s benefit has been valued assuming termination of employment as of December 31, 2014 and retirement as of January 1, 2015, the earliest time at which Mr. Batty may retire without any benefit reduction due to age.

For further information concerning our pension plan, including assumptions and estimates used in projecting pension costs and projected benefit obligations, see Note 12 of our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC and “Compensation Discussion and Analysis” above.
Nonqualified Deferred Compensation at Fiscal Year-End December 31, 2014
The following table shows the executive’s contributions, our contributions, earnings, and year-end account balances for our named executive officers in GrafTech’s Compensation Deferral Plan, which is an unfunded, unsecured deferred compensation plan. The terms of the Compensation Deferral Plan are described below the table.

Name	Executive’s Contributions $ (1)	Company Contributions $ (2)	Earnings $ (3)	Balance 12/31/2014 $ (4)(5)
Joel L. Hawthorne	14,845	14,845	(53,882)	57,842
Craig S. Shular	-	-	(315,721)	5,310,997
Erick R. Asmussen	1,844	1,844	(23,308)	74,953
Darrell A. Blair	-	-	2,764	23,223
Petrus J. Barnard	-	443	5,807	382,778
Lionel D. Batty	104,659	828	(28,297)	496,615
John D. Moran	6,400	51	(106,925)	577,214

(1)	The amounts listed in this column include amounts that are also reported as “Salary” in the Summary Compensation Table above.

(2)
The amounts listed in this column are also reported in the “All Other Compensation” column of the Summary Compensation Table above and consist of “Employer Matching Contribution on Excess Deferrals” and “Additional Employer Contribution to Compensation Deferral Plan” reported in the “All Other Compensation” table under those columns. The amounts in this column include GrafTech contributions recognized in 2014 with respect to 2013 salary. Contributions attributable to 2013 salary that were recognized in 2014 were: for Mr. Hawthorne $750; for Mr. Shular, $2,000; Mr. Asmussen $938; for Mr. Barnard, $961; for Mr. Batty, $670 and for Mr. Moran $580.

(3)
The amounts listed in this column are not included in the Summary Compensation Table above because none of the earnings were “above market” or “preferential.” Earnings are based on the performance of investments available under the Compensation Deferral Plan, which are “notional” investments, including any interest and dividends paid on the investments.

(4)
Effective in 2001 and 2003, our three nonqualified defined benefit retirement plans, which were designed to provide benefits that could not be paid under the qualified Retirement Plan because of IRS limits, were frozen. With certain exceptions, amounts equal to the lump sum actuarial values of the benefits accrued by the participants in those nonqualified plans were added to the respective participants’ accounts in our Compensation Deferral Plan. We refer to these allocations as the Frozen Lump Sums. As to Mr. Shular, $2,993,141 was previously transferred to his deferred compensation account which represented the lump sum actuarial value of his accrued benefit based on 26 years of service, which included credit for 22.5 years of prior service with Union Carbide, offset by the amount of benefits receivable under the Union Carbide Retirement Program (See “Pension Benefits at Fiscal Year-End December 31, 2014” above).

(5)
The amounts listed in this column include amounts previously reported in prior years’ summary compensation tables for the following executives: for Mr. Hawthorne, $55,273, for Mr. Shular, $1,072,730, for Mr. Barnard, $251,170, for Mr. Asmussen, $12,395 and for Mr. Moran, $418,128.

The named executive officers all participate in our non-qualified Compensation Deferral Plan. Under the Compensation Deferral Plan, participants are able to defer up to 85% of their ICP compensation, up to 50% of their base salary, and up to 50% of their compensation in excess of the amounts that may be recognized under the Savings Plan (in 2014, such amount was $260,000) (i.e., their Excess Deferrals). In addition, up until October of 2014, each calendar quarter, we recorded a matching contribution in shares of our common stock equal to 100% of the first 3% and 50% of the next 2% of participants’ Excess Deferrals. Participants were also credited with additional GrafTech allocations equal to 1% of their compensation in excess of the amount that may be considered under the Savings Plan to executives’ bookkeeping accounts. Participants are immediately vested in the matching allocation, but are not vested in the other GrafTech allocation until they have completed three years of service. In October 2014, we suspended the non-qualified matching allocations and non-qualified retirement contributions for our named executive officers.
Deferrals and contributions to our Compensation Deferral Plan are credited with a rate of return based on the performance of various funds selected by the participants from indices which are designated by the Plan Administrator. These funds include a fund that tracks the value of our common stock. An employee may prospectively change the funds for crediting rates of return at any time. The account balances of participants are credited with both their deferrals and our additions, as well as the rate of return on the funds selected by the participants for those amounts. Frozen Lump Sums and their earnings are held in notional investment accounts selected by the employee.

Distributions of account balances from the Compensation Deferral Plan are generally made in January following retirement or other termination of employment or, if elected by the participant, upon a future date specified by the participant, except that Frozen Lump Sums and GrafTech allocations may not be distributed prior to age 50. Participants may also elect to have their account balances distributed upon a change in control of GrafTech. For purposes of the Compensation Deferral Plan, a change in control is generally defined in accordance with requirements of the American Jobs Creation Act of 2004 for amounts deferred as noted after December 31, 2004. For amounts accrued and vested as of December 31, 2004, the definition of a change in control is described under “Potential Payments on Termination or Change in Control.” The Compensation Deferral Plan is intended to comply with Section 409A of the Code governing deferred compensation arrangements except that amounts that were contributed to the Compensation Deferral Plan and fully vested by December 31, 2004, including all of the Frozen Lump Sums, are not subject to the restrictions of Section 409A. Amounts under the Compensation Deferral Plan are generally payable in a lump sum, although participants may elect to have their accounts payable in annual installments instead.

Benefit Security
Retirement and other benefits are paid out of our general assets, except for payments out of the tax-qualified trusts for the UCAR Carbon Retirement Plan and the Savings Plan and except for payments out of grantor trusts or funded by the purchase of annuities.
Potential Payments on Termination or Change in Control
Double-trigger Change in Control Agreements
Each named executive officer entered into a double-trigger Severance Compensation Agreement with us that applies only when there is (i) a change in control of the Company and (ii) the executive’s employment is terminated in connection with or following such change in control. Both a change in control of the Company and corresponding executive termination must occur to trigger payment of the benefits under the Severance Compensation Agreement.
As discussed in “Compensation Discussion and Analysis” above, Messrs. Hawthorne, Asmussen and Batty entered into change in control agreements with us several years ago, before our Board eliminated the potential for “gross-up” payments to be made to executive officers. Their change in control agreements include a modified cut-back adjustment whereby the severance payment will be reduced to an amount less than the limitations under Section 280G of the Code if total amounts payable (that are subject to the limitations under Section 280G) exceed those limitations by an amount not in excess of $50,000. The agreement signed by Mr. Moran in 2011, and, Mr. Blair, in connection with his 2014 appointment to President, Industrial Materials, includes a cut-back adjustment that was approved by our Board in 2011 for inclusion prospectively in change in control agreements and eliminates reimbursement for certain excise tax liabilities (and income tax liabilities attributable to excise tax reimbursement) if the total severance equals or exceeds three times the executive’s base amount.
Under the agreements, if a named executive officer’s employment is terminated due to a Termination for Cause or by the named executive officer other than with Good Reason for Resignation (as such terms are defined in the Severance Compensation Agreements), the executive will be paid his full base salary and accrued vacation pay through the date of termination, plus any benefits or awards which have been earned or become payable but which have not yet been paid and all unvested shares of restricted stock will be forfeited.
If the named executive officer’s employment is terminated due to Disability or Retirement (as such terms are defined in the Severance Compensation Agreements) or death, the executive’s benefits will be determined in accordance with GrafTech’s retirement, disability and insurance programs then in effect. In addition, unvested shares of restricted stock will be forfeited upon Retirement or death.
Under the terms of applicable agreements, all unvested equity awards will become vested upon the occurrence of a change in control. Further, GrafTech has the right to cancel substantially all outstanding options in the event of a change in control, in which case GrafTech is required to pay optionees an amount equal to the difference between the exercise price of the canceled options and the fair market value of the underlying shares.
Payments on Terminations following a Change in Control
Under each of the agreements, upon termination or while disabled following a change in control (as defined below), the named executive officer is entitled to certain benefits. If the named executive officer’s employment is terminated subsequent to a change in control (a) by GrafTech other than for Retirement, Death, Disability or Termination for Cause or (b) by the executive for Good Reason for Resignation then the executive is entitled to the benefits described below:

•	accrued salary and vacation pay through the date of termination;

•	accrued ICP compensation at target for the prior year if not previously paid plus a prorated portion of the targeted ICP compensation for the year of termination;

•	a severance payment equal to 2.0 (2.99 for Mr. Asmussen) multiplied by the sum of the following amounts:

-	the greater of the named executive officer’s annual base salary immediately prior to the Date of Termination or immediately prior to the change in control; plus

-
the greater of the amount of the named executive officer’s target ICP (or comparable compensation payment) for the year in which the Date of Termination occurs or for the year in which the change in control occurs;

•	extended health, life and disability insurance coverage;

•
with respect to our named executive officers, other than Mr. Blair and Mr. Moran, reimbursement for certain excise tax liabilities (and income tax liabilities attributable to the excise tax reimbursement) if the total severance equals or exceeds three times the executive’s “base amount” (as determined pursuant to Section 280G of the Code) by more than $50,000; and

•	accelerated vesting of unvested options and shares of restricted stock.
During any period prior to the date of termination that the named executive officer is disabled, the executive will continue to receive his or her base salary at the rate in effect at the commencement of the disability period, together with all other compensation and benefits that are payable or provided under GrafTech’s benefit plans, including its disability plans. After the date of termination for disability, the executive’s benefits shall be determined in accordance with any retirement plan, insurance and other applicable programs of GrafTech. The compensation and benefits, other than salary, payable or provided under the agreement by reason of a disability will be the greater of (x) the amounts computed under any retirement plan, disability benefit plan, insurance and other applicable program in effect immediately prior to a change in control and (y) the amounts computed under any retirement plan, disability benefit plan, insurance and other applicable program in effect at the time the compensation and benefits are paid.
For purposes of the agreements with our named executive officers, a “change in control” generally occurs on:

•
the date on which any person or group becomes the beneficial owner of 15% or more of the then issued and outstanding common stock or voting securities of GrafTech (not including securities held by GrafTech employee benefit plans or related trusts);

•
the date on which any person or group acquires the right to vote on any matter, by proxy or otherwise, with respect to 15% or more of the then issued and outstanding common stock or voting securities of GrafTech (not including securities held by GrafTech employee benefit plans or related trusts);

•
the date, at the end of any two-year period, on which individuals, who at the beginning of such period were directors of GrafTech, or individuals nominated or elected by a vote of two-thirds of such directors or directors previously so elected or nominated, cease to constitute a majority of GrafTech’s Board;

•	the date on which stockholders of GrafTech approve a complete liquidation or dissolution of GrafTech; or

•	the date on which GrafTech consummates certain reorganizations, mergers, asset sales or similar transactions.
Amounts deferred under the Compensation Deferral Plan become immediately payable upon a change in control if the participant elected to receive payment of deferred amounts upon a change in control. All other payments under the Compensation Deferral Plan will be distributed in accordance with the elections of the executive, which may include payments of all or some of the deferred amounts upon termination of employment.
Change in control for purposes of amounts deferred or vested under the Compensation Deferral Plan after December 31, 2004 must, in addition to meeting the definition outlined above, also constitute a change in ownership or effective control within the meaning of Section 409A of the Code.

“Good Reason for Resignation” includes certain changes in the named executive officer’s status or position, reductions in the level of reporting responsibility, diminution of duties or responsibilities, reductions in compensation or benefits, relocation, failure of a successor to assume the severance agreement, and failure to pay certain earned compensation.
Assuming a change in control occurred as of December 31, 2014 and the employment of each of our named executive officers had either terminated due to the named executive officer’s having “Good Reason for Resignation” or had been terminated by GrafTech or its successor on December 31, 2014, other than for Retirement, Death, Disability or a Termination for Cause, they would have been entitled to the payments and benefits listed in the table below. Although the calculations are intended to provide reasonable estimates of the potential benefits, they are based on numerous assumptions and are rounded to the nearest thousand and may not represent the actual amount an executive would receive if an eligible termination event were to occur.

Name	SeverancePayment Based on Salary ($)	Severance Payment Based on Incentive Compensation($)	Payment on Stock Option Cancellation($) (1)	Restricted Stock Vesting($) (1)	Performance Share Unit Vesting ($) (1)	Value of Health, Life and Disability Insurance Benefits($) (2)	Estimated Tax Gross Up($) (3)	Payout of Non-qualified Deferred Compensation(4)	Total ($)
Joel L. Hawthorne	1,400,000	1,400,000	149,000	1,060,000	1,836,000	61,000	2,779,000	58,000	8,743,000
Craig S. Shular	—	—	—	—	630,000	—	—	5,311,000	5,941,000
Erick R. Asmussen	1,121,000	729,000	37,000	239,000	541,000	58,000	1,191,000	75,000	3,991,000
Darrell A. Blair	720,000	468,000	35,000	192,000	393,000	58,000	n/a	23,000	1,889,000
Petrus J. Barnard	—	—	—	—	181,000	—	—	383,000	564,000
Lionel D. Batty	600,000	390,000	30,000	185,000	438,000	58,000	711,000	497,000	2,909,000
John D. Moran	640,000	352,000	26,000	178,000	450,000	57,000	n/a	577,000	2,280,000

(1)
The value in the “Payment on Stock Option Cancellation,” “Restricted Stock Vesting,” and “Performance Share Unit Vesting” columns assumes a fair market value for our common stock of $5.06 on December 31, 2014. The Performance Share Unit column amounts includes hypothetical vesting of Performance Share Units granted in 2011 but which were forfeited in 2015.  The “Payment on Stock Option Cancellation” column assumes that after all outstanding options accelerate at the time of the change in control they will be exercised and cashed out.

(2)
The value of the health benefits, medical and dental, was determined applying the maximum monthly premiums we charge former employees for continuation coverage of medical benefits under COBRA (presently $1,470 per month). In calculating disability insurance benefits, the value of the short-term disability benefits (which is a self-insured plan) were assumed to be the same as the premiums for long-term disability (which is provided by a third party insurance provider). The value of life and accident insurance were assumed to be the same as current premiums for such benefits.

(3)
Tax gross-up amounts payable upon an actual change in control may differ from the amounts presented in the “Estimated Tax Gross-Up” column. Whether an individual is subject to the excise tax depends on the particular facts and circumstances, including the individual’s compensation history. The estimated tax gross-up amounts were calculated taking the following into account:

•	the sum of base salary rate in effect on December 31, 2014 and target incentive compensation multiplied by 2.0 (2.99 for Mr. Asmussen);

•	medical and dental insurance assuming family coverage (without reduction to present value);

•	other insurance coverage such as life, accident and disability coverage assuming certain insurance rates described in footnote (2) above (without reduction to present value);

•	the value of the accelerated vesting of the options and the restricted stock (which value may be lower than the actual value of the options and the restricted stock listed in the table);

•	for purposes of testing whether a theoretical tax gross up would have been payable as contemplated in the agreements for Messrs. Hawthorne, Asmussen and Batty we assumed a 62% tax rate; and

•	Applicable Federal Rate (“AFR”) interest rates for purposes of calculating present value rates for accelerated payments.

(4)
Amounts in this column include all amounts payable on a termination and/or change in control pursuant to executives’ elections, which are made on an annual basis with respect to the next year’s deferral election. Over 99% of Mr. Shular's balance will be paid out during the first quarter of 2015 based on the elections made during his employment.

Payments on Termination Prior to a Change in Control
The Severance Compensation Agreements do not give our named executive officers any specific rights following a termination prior to a change in control (a) by GrafTech other than for Retirement, Death, Disability or Termination for Cause or (b) by the

executive for Good Reason for Resignation. Each named executive officer is, however, entitled to receive his or her accrued base salary and vacation pay through the date of termination, plus any benefits or awards which have been earned or become payable but which have not yet been paid if his or her employment is terminated prior to a change in control. All unvested shares of restricted stock will be forfeited upon a termination of employment by GrafTech or the executive for any reason.
Other Compensation Arrangements
Savings Plan
All of our regular, full-time U.S. employees, including eligible named executive officers, are eligible to participate in our Savings Plan. Assets in the Savings Plan are held in five types of accounts: an after-tax account to which participants may make contributions on an after-tax basis; a before-tax account to which participants may make contributions on a pre-tax basis; a Company contribution account to which matching contributions are allocated; an employer contribution account to which certain additional Company contributions are allocated; and a Roth 401(k) after-tax account to which participants may make contributions on an after-tax basis. The maximum employee contribution (pre-tax and after-tax combined) for any year for any participant is 50.0% of such participant’s compensation (subject to statutory limits).
We make a matching contribution to the Savings Plan, in the form of shares of our common stock, for each participant who elects to contribute to the Savings Plan. The matching contribution is 100% of the first 3% of compensation and 50% of the next 2% of compensation that a participant contributes. Matching contributions under the Savings Plan are fully vested at all times. In addition to matching contributions, we make employer contributions to the Savings Plan each year equal to 1% of a participant’s eligible compensation. A participant becomes vested in these employer contributions to the Savings Plan once he or she has completed three years of service.
Contributions to the Savings Plan are invested, as the employee directs, in various funds offered under the Savings Plan from time to time, including a fund that invests entirely in our common stock. Amounts invested under the Savings Plan, including amounts in our common stock fund, may be switched into another investment option at any time subject to applicable insider trading policies. The account balances of participants reflect both their contributions and our contributions as well as the investment performance of the investments in which those amounts are invested. Distributions of account balances from the Savings Plan are generally made upon retirement or other termination of employment, unless deferred by the participant.
Compensation Plan Risk
We regularly assess the risks related to our compensation programs and policies, including our executive compensation programs, and analyze the checks and balances associated with such plans. We have implemented control to manage those risks that include:

•	balanced and competitive mix of salaries, benefits, and annual and long-term incentives aligned with our operational and strategic goals;

•	our Compensation Committee’s and its outside consultant’s guidance in developing our compensation arrangements, plans, programs and policies;

•	approval by our Board and the Compensation Committee of significant compensation plans and programs;

•
oversight by the Compensation Committee of compensation plans and programs for management employees, including approval of incentive plan goals, review of actual performance against goals, and approval of award payouts;

•
our short and long term incentive awards contain forfeiture and recoupment provisions in the event of misconduct of the individual, including recoupment or “clawback” provisions as contemplated under the Dodd-Frank Act under our Equity Incentive Plan awards;

•
as further described in “Hedging Policy” under “Compensation Discussion and Analysis”, our named executive officers are prohibited from buying or selling options on our securities, engaging in any short sale of our securities or buying or selling our securities on margin and sales against the box. Under our policies, pledging GrafTech securities is discouraged; and

•
as further described in “Stock Ownership Guidelines” under “Compensation Discussion and Analysis”, our named executive officers are subject to minimum ownership guidelines and are expected, within five years after appointment as a member of senior management, to own a number of shares of our common stock (including unvested restricted stock) equal to two times annual base salary or in the case of the chief executive officer, four times annual base salary.

We have concluded that our compensation plans do not create risks that are reasonably likely to have a material adverse effect on the Company.

Director Compensation for 2014
In May 2014, upon consultation with Mercer, its independent compensation consultant, the Organization, Compensation & Pension Committee recommended, and the Board of Directors approved changes to the compensation structure for Directors. Prior to the changes, overall compensation levels for service as a director for GrafTech was between the 25th percentile and the median of the peer group analyzed. Mercer recommended that GrafTech consider moving to an “all-in” retainer approach where Board and Committee meeting fees would no longer be paid except to the extent that an unusually large number of Board and committee meetings were held during the year.
Directors Compensation January 2014 to May 2014:
Annual Fees
For the period through May 2014, each director who was not an employee of GrafTech is compensated for services as a director by:
an annual retainer of $45,000;

a meeting fee of $1,500 for each Board meeting attended; and

a fee of $1,000 for each committee meeting attended, including attendance by telephone.

In addition, the Chairpersons (other than employees of GrafTech) of the Board and its committees and lead or presiding director were compensated for their services by an additional annual retainer as outlined below:

Position	Additional Retainer ($)
Chairperson of the Board	25,000
Lead or Presiding Director	20,000
Chairperson of the Audit and Finance Committee	15,000
Chairperson of the Organization, Compensation and Pension Committee	10,000
Chairperson of the Nominating and Governance Committee	5,000
The following table summarizes the annual cash and equity compensation payable to GrafTech’s directors (other than employee directors) for the period January- 2014 through May, 2014. Employee directors do not receive compensation for rendering services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Award ($) (1)	Total ($)
Randy W. Carson (3)	48,500	30,908	79,408
Mary B. Cranston (3)	75,500	30,908	106,408
Harold E. Layman (4)	44,500	80,000	124,500
Ferrell P. McClean (3)	-	78,408	78,408
Steven R. Shawley (3)	16,500	80,408	96,908

(1)
The grant date fair value of stock awards was determined in accordance with FASB ASC Topic 718. See Note 13 of our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014, for an explanation of the assumptions made in the valuation of these awards.

(2)	Mary B. Cranston, Ferrell P. McClean and Steven R. Shawley ceased directorship as of May 21, 2014; Harold E. Layman ceased directorship as of May 15, 2014.

(3)	The 2014 annual stock grant vested on a pro-rated basis (2,409 shares) through the 2014 annual stockholder meeting.

(4)	Mr. Layman’s 2014 annual stock grant vested in whole, as approved by the Compensation Committee with Mr. Layman abstaining.
Directors’ Compensation May 2014 to December 2014:
For the period after May 2014, each director who is not an employee of GrafTech is compensated for services as a director by:

•	an annual retainer of $62,000;

There are no fees paid for meetings attended unless the total number of meetings in a Director Year exceeds 15. If the total number of Board and Committee meetings exceeds 15 meetings, then the fees for each meeting in excess of 15 are:

•	$1,500 for each excess Board meeting attended, including by telephone; and

•	$1,000 for each excess Committee meeting attended, including by telephone.
In addition, the Chairpersons (other than employees of GrafTech) of the Board and its committees and lead or presiding director are compensated for their services by an additional annual retainer as outlined below.

Position	Additional Retainer ($)
Chairperson of the Board	25,000
Lead or Presiding Director	20,000
Chairperson of the Audit and Finance Committee	20,000
Chairperson of the Organization, Compensation and Pension Committee	15,000
Chairperson of the Nominating and Governance Committee	10,000
The following table summarizes the annual cash and equity compensation payable to GrafTech’s directors (other than employee directors) for the period May- 2014 through December, 2014. Employee directors do not receive compensation for rendering services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards($) (1)	Total ($)
Randy W. Carson	74,625	90,000	164,625
Thomas A. Danjczek	65,250	90,000	155,250
Karen Finerman	50,250	90,000	140,250
David Jardini	54,000	90,000	144,000
Nathan Milikowsky	59,625	90,000	149,625
M. Catherine Morris	61,500	90,000	151,500

(1)
The grant date fair value of stock awards was determined in accordance with FASB ASC Topic 718. See Note 13 of our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014, for an explanation of the assumptions made in the valuation of these awards.

On December 31, 2014, outstanding stock awards, comprised of unvested restricted stock and deferred stock units, and option awards, were:

Name	Outstanding Stock Awards(# of shares)	Outstanding Option Awards(# of shares)
Randy W. Carson	37,333	5,000
Mary B. Cranston *	0	0
Thomas A. Danjczek	2,127	10,000
Karen Finerman	2,127	10,000
David Jardini	2,127	10,000
Harold E. Layman *	0	0
Ferrell P. McClean *	0	0
Nathan Milikowsky	2,127	15,000
M. Catherine Morris	2,127	10,000
Steven R. Shawley *	0	5,000

*	Mr. Layman ceased directorship as of May 15, 2014; Mmes. Cranston and McClean, and Mr. Shawley ceased directorship as of May 21, 2014.
The philosophy of the Board is to compensate non-employee directors in a manner and an amount that enables us to:

•	attract and retain qualified and experienced individuals;

•	motivate them to devote time and effort to GrafTech; and

•	align the interests of the Board members with the interests of stockholders.
The Board seeks to implement this philosophy through a combination of cash payments and stock-based incentives that achieves an appropriate total compensation level. Competition for and retention of qualified and experienced directors is particularly intense in the current corporate governance environment. The Compensation Committee periodically reviews and benchmarks the Board’s compensation levels and stock ownership guidelines.
Equity Grants
The Compensation Committee has adopted a policy of granting to current non-employee directors, awards with respect to a specified number of shares of our common stock determined annually by the Committee, referred to as the Annual Grant. The Annual Grant is that number of restricted shares with a market value of $80,000 ($80,000 for the period prior to May 2014; $90,000 for the period after May 2014) measured by the closing price of our common stock on the NYSE on the last trading day before the date of such grant. All of the restricted shares and options granted prior to May 2014 to non-employee directors generally vest one year after the date of grant, so long as the director is then serving as a director. Restricted shares granted in May 2014 vest 25% upon grant and 25% in each of the ensuring quarters. The exercise price per share of any options granted has been the fair market value on the date of grant (as defined under the relevant stock-based incentive plan). Vested options granted to a non-employee director expire upon the earlier of ten years after the date of grant or four years after the date the director ceases to be a director. Other terms relating to these options are generally the same as those relating to options granted to management employees.
Effective May 2014, options to purchase 10,000 shares of GTI Common Stock are granted to new directors when they become Board members. These options become fully vested and exercisable generally after one year of service (or on date of death, if sooner), so long as the director is then serving as a Board member. These options expire upon the earlier of ten years after date of grant or four years after the director ceases to be a Board member.
Non-employee directors may elect to receive deferred stock units in lieu of some or all of their retainers, accrued meeting fees for services, and annual restricted stock grants. Each deferred stock unit represents a share of our common stock, which has been awarded to a recipient for delivery at a later date, and which, once vested, is not subject to forfeiture. It is intended that the value (based on fair market values described above) and vesting of the deferred stock awarded approximate the amount and timing of retainers and fees that would otherwise be paid. Vesting accelerates upon the occurrence of a change in control (as defined in “Potential Payments on Termination or Change in Control”), upon death or at the election of the Board or the Compensation Committee. Delivery of our common stock represented by the deferred stock units will be made on the earliest of a date specified by the recipient (that is in a year after the year during which the election is made), the date on which a change in control (as defined in the Compensation Deferral Plan) occurs, the recipient’s death, or the fifth anniversary of the date on which the recipient ceases to be a director. The value for 2014 of the deferred stock units granted to directors in 2014 was reported in the “Stock Awards” column of the “Director Compensation for 2014” tables above.
Other Compensation
In addition to the amounts described above, all directors are entitled to reimbursement for expenses (including for first class travel) incurred in rendering services as directors. The Board has in the past awarded, and the Compensation Committee may in the future award, additional cash- or stock-based compensation to one or more directors for special services rendered to GrafTech. No additional compensation was awarded in the year ending December 31, 2014.
Currently, the Board has adopted guidelines for ownership of common stock by its non-employee directors and established a targeted time frame for achieving such ownership. Compliance with the guidelines is voluntary. Under the guidelines, each non- employee director should, within five years after election as a director, own shares of our common stock with a market value equal to at least four times his or her annual retainer.

Equity Compensation Plan Information
The following table sets forth certain information relating to the shares of common stock that may be issued under our stock- based incentive plans at December 31, 2014.

Plan Category	A	B	C
	Number of Securities to Be Issued Upon Exercise of Outstanding Options,Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column A)
Equity compensation plans approved by stockholders	4,609,991	10.92	295,593
Equity compensation plans not approved by stockholders	0	n/a	-
Total	4,609,991	10.92	295,593

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS
The following table sets forth, at April 20, 2015, the number and percentage of issued and outstanding shares of our common stock owned, both actually and beneficially as determined pursuant to the rules promulgated by the SEC, by:

•	each stockholder known by us to own more than 5% of the issued and outstanding shares of our common stock;

•	each director and director nominee;

•	each of our named executive officers; and

•	all of the directors and executive officers as a group.
The number of shares of our common stock issued and outstanding as of April 20, 2015 was 137,677,872 shares. The business address for matters related to GrafTech for each of our directors and director nominees and named executive officers is 6100 Oak Tree Blvd., Independence, Ohio 44131.

Beneficial Owner	Total Number of Shares Beneficially Owned, Including Shares Actually Owned (a)(b)	Percentage of Outstanding Shares (Beneficial Ownership, Including Shares Actually Owned) (c)
Daniel and Nathan Milikowsky Group (d)	15,266,842	11.1
FMR LLC (d)	15,094,902	11.0
Janus Capital Management LLC (d)	10,803,471	7.8
Royce & Associates LLC (d)	7,103,502	5.2
GAMCO (d)	7,053,589	5.1
The Vanguard Group	6,864,889	5.0
Joel L. Hawthorne	708,282	*
Erick R. Asmussen	250,068	*
Darrel A. Blair	137,394	*
Lionel D. Batty	208,957	*
John D. Moran	237,114	*
Randy W. Carson	83,068	*
Robert J. Conrad	—	*
Thomas A. Danjczek	18,507	*
James O. Egan	—	*
Karen Finerman (e)	302,514	*
David R. Jardini (f)	81,007	*
Nathan Milikowsky (g)	7,269,861	*
M. Catherine Morris	18,507	*
James A. Spencer	—	*
Robert F. Weber	—	*
Directors, nominees and executive officers as a group (15 persons)	9,315,279	6.8%

*	Represents holdings of less than 1%.

(a)
Under the Savings Plan and our compensation deferral plan, contributions and allocations to employee accounts are invested in various funds, in the discretion of the employees, including for each plan a fund that invests entirely in our common stock. Each unit in our common stock fund approximates one share of our common stock. The preceding table includes, for each Named Executive Officer, the following number of units/shares held in all such funds as follows: for Mr. Hawthorne, 30,674; for Mr. Asmussen, 31,420; for Mr. Blair, 969; for Mr. Batty, 21,941; and for Mr. Moran, 46,291.

(b)
Includes shares issuable upon exercise of options that are exercisable as of April 20, 2015 or become exercisable within 60 days thereafter, and based on the April 20, 2015 closing price of our common stock on the NYSE of $4.28 per share as follows:

Officers and Directors	Total of such Options	Such Options that are NOT in the money
Joel L. Hawthorne	61,300	61,300
Erick R. Asmussen	32,600	32,600
Darrell A. Blair	11,100	11,100
Lionel D. Batty	33,000	33,000
John D. Moran	46,000	46,000
Randy W. Carson	5,000	5,000
Thomas A. Danjczek	10,000	10,000
Karen Finerman	10,000	10,000
David R. Jardini	10,000	10,000
Nathan Milikowsky	15,000	15,000
M. Catherine Morris	10,000	10,000
Total Officers and Directors	244,000	244,000

(c)
Percentage assumes conversion or exercise of such holder’s options, as the case may be, for purposes of calculating the total number of outstanding shares, but does not assume exercise or conversion of securities held by third parties.

(d)
The information set forth is based solely on the filings on Schedule 13G/A made on January 9, 2015 by Royce & Associates LLC, 745 Fifth Avenue, New York, New York 10151; Schedule 13G made on February 10, 2015 by The Vanguard Group, 100 Vanguard Blvd., Malvem, PA, 19355; Schedule 13G/A made on February 13, 2015 by FMR LLC, 245 Summer Street, Boston, MA 02210; Schedule 13G/A made on February 17, 2015 by Janus Capital Management LLC, 151 Detroit Street, Denver, Colorado, 80206; and Schedule 13D/A made on January 23, 2015 by Daniel Milikowsky, Nathan Milikowsky and certain of their related parties named therein, and additional information provided by beneficial owner, Nathan Milikowsky. We have not made any independent determination as to beneficial ownership of any such stockholders and are not restricted in any determination we may make by reason of inclusion of such stockholder or its shares in this table.

(e)	Includes 261,507 shares held by affiliates of Metropolitan Capital Advisors, for which Ms. Finerman makes or shares the power to make investment and voting decisions.

(f)	Includes 62,500 shares held by the David R. Jardini 2010 Qualified Annuity Trust, for which Mr. Jardini acts as trustee.

(g)
Includes 6,361,741 shares owned by Nathan Milikowsky; 147,360 shares owned by The Rebecca and Nathan Milikowsky Family Foundation; 760,760 shares owned by Rebecca Milikowsky, which Mr. Milikowsky disclaims beneficial ownership as his spouse has sole pecuniary interest in such shares. These shares are also included in the holdings of the Milikowsky Group.

The only known purchases or sales of shares of our common stock within the past two years by a “participant” (as defined in Instruction 3 to Item 4 of Schedule 14A) in this solicitation are purchases by Mr. Carson of 10,000 shares for $11.15 per share on April 25, 2014 and 13,480 shares for $11.72 per share on April 28, 2014 and sales by Joel Hawthorne of 3,000 shares for $10.94 per share on November 5, 2013 and 3,000 shares for $11.28 per share on November 6, 2013 and purchases by Joel Hawthorne of 8,347 shares during such period through regular contributions pursuant to elections in the 401k Savings Plan and Compensation Deferral Plan.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Board recognizes that transactions in which we participate and in which a related person (executive officer, director, director nominee, five percent or greater stockholder, or an immediate family member of one of the foregoing) has a direct or indirect material interest, can present potential or actual conflicts of interest and create the appearance that Company decisions are based on considerations other than the best interests of GrafTech and its stockholders. Accordingly, as a general matter, it is our preference to avoid related person transactions. Nevertheless, we recognize that there are situations where related person transactions may be in, or may not be inconsistent with, the best interests of GrafTech and its stockholders.

Under its Charter, our Audit Committee reviews, evaluates and, as appropriate, approves all transactions with affiliates (other than majority-owned subsidiaries), related parties, directors and executive officers (other than with respect to compensation of directors or executive officers, which is addressed by the Compensation Committee).
The Board has adopted a Statement of Policy with respect to related person transactions that is administered by the Audit Committee. The Policy requires approval or ratification by the Audit Committee of any transaction involving the Company and any related person, other than a transaction between the Company and a related person:

•	that is available to all employees generally, including compensation and other related benefits resulting from employment with the Company;

•	involving less than $5,000 when aggregated annually with all similar transactions;

•	where the rates or charges involved are determined by competitive bids; or

•	that is otherwise excluded from reporting under Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
At least annually, the Audit Committee must approve or disapprove related person transactions. The Statement of Policy provides that the factors to be considered by the Audit Committee may include: (i) whether the terms or conditions of the transaction are generally available to third parties under similar terms or conditions; (ii) the level of the interest of or benefit to the related person; (iii) the availability of alternative suppliers or customers; (iv) whether the transaction would impair a director’s independence or limit a director’s ability to serve on any committee of the Board; and (v) the anticipated benefit to the Company.
If advance approval of a transaction is not feasible, the transaction will be considered for ratification by the Audit Committee. If a transaction relates to a member of the Audit Committee, that member will not participate in the Audit Committee’s deliberations. In addition, the Audit Committee chair (provided he or she is not recused) or, if the chair is recused, another member of the Audit Committee, may pre-approve or ratify any related person transactions involving up to $100,000.
We also require each executive officer and director to annually provide us with written disclosure of any transaction to which we are a party and in which the officer or director or any of their immediate family members has a direct or indirect material interest. Our Nominating Committee and Audit Committee review our disclosure of related party transactions, both on an as needed basis and on an annual basis in connection with the preparation of our annual report and proxy statement.
Nathan Milikowsky served as a director of GrafTech from December 9, 2010 through May 13, 2013 and from May 21, 2014 (the date that the stockholder vote from the 2014 annual meeting was certified by an independent inspector of elections) to the present. Mr. Milikowsky, certain members of his immediate family and certain entities in which he and members of his immediate family have interests were substantial equity owners of Seadrift and C/G prior to the acquisitions of those entities by the Company in November 2010. In connection with those acquisitions, Mr. Milikowsky, his immediate family members and those entities received a portion of the aggregate consideration paid to the equity holders of Seadrift and C/G, which was comprised of shares of common stock, cash and non-interest bearing senior subordinated notes due 2015 (the “Senior Notes”). Because the Senior Notes are non-interest bearing, they are subject to imputed interest each year, or interest that is considered by the IRS to have been paid for tax purposes pursuant to the Internal Revenue Code of 1986, as amended, or the Code. The Senior Notes held by Mr. Milikowsky, the members of his immediate family and those entities were subject to approximately $12.3 million of imputed interest in 2014.
On August 29, 2014, the Board received a request from Mr. Milikowsky’s legal counsel to reimburse Mr. Milikowsky for $500,455.49 allegedly incurred through July 2014 by him and certain persons associated with him in connection with the Internal Investigation and a previously undisclosed subpoena from the SEC. The letter also requested reimbursement of amounts subsequently incurred regarding such matters. With the August 29 request, Mr. Milikowsky submitted redacted documentation of expenses totaling $482,323.08. Mr. Milikowsky agreed to recuse himself from consideration of the request due to his conflict of interest and the request was submitted to the remaining members of the Board. GrafTech management requested additional information, including confirmation that a subpoena had been issued and sufficient billing detail to verify that the claimed expenses were properly reimbursable. Mr. Milikowsky refused to provide the requested information to the Company or the Board. With Mr. Milikowsky’s concurrence, the Board requested that outside legal counsel work directly with Mr. Milikowsky’s counsel to obtain and review the requested documentation. To date, the Board has authorized and the Company has advanced $385,064.51 to Mr. Milikowsky for properly documented expenses described in the August 29 request. Since the August 29 request, Mr. Milikowsky has submitted through counsel additional requests for advancement totaling $70,932.64, of which the Board has authorized and the Company has paid $12,088.54. To date, Mr. Milikowsky has not authorized the release of copies of the subpoena, his responses or any other relevant documentation regarding the status of the SEC investigation to the Board or the Company.

On August 29, 2014, the Board received a letter from counsel for Nathan Milikowsky requesting reimbursement of $5,946,251.54 in expenses incurred by Mr. Milikowsky and certain related parties in connection with the proxy contest in support of the election at the 2014 annual meeting of stockholders of his slate of nominees for director. That slate included Karen Finerman and David Jardini, as well as Mr. Milikowsky, each of whom is currently a director of the Company. To date, the Company has not reimbursed any of such expenses.
Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
Pre-Approval Policies and Procedures
The Audit Committee Charter requires that the Audit Committee review and approve in advance the retention of our registered independent public accounting firm for all types of audit and non-audit services to be performed for us by our registered independent public accounting firm and approve the fees for such services, other than de minimus non-audit services allowed by relevant law. The Audit Committee periodically may pre-approve the retention of our registered independent public accounting firm for any additional permitted non-audit services. All of the services provided to us by PricewaterhouseCoopers LLP for Audit Fees, Audit-Related Fees, Tax Fees, and All Other Fees, as shown in the table below, were approved by the Audit Committee in accordance with this pre-approval policy and procedure.
Registered Independent Public Accounting Firm’s Fees
A summary of the fees that we paid to PricewaterhouseCoopers LLP for professional services performed for 2014 and 2013, respectively, is set forth below.
Summary of Audit, Audit-Related, Tax and Other Fees

	2014	2013
	(Dollars in millions)
Audit Fees (a)	$2.3	$1.8
Audit-Related Fees (b)	0.0	0.2
Tax Fees (c)	0.1	0.4
All Other Fees (d)	0.0	0.1
Total	$2.4	$2.5

(a)	Includes fees in connection with:

•	audits of our annual consolidated financial statements and internal controls over financial reporting;

•	reviews of our quarterly financial statements;

•	statutory and regulatory audits of subsidiaries; and

•	consents and other services related to SEC matters in 2013.

(b)	Includes fees in connection with:

•	financial accounting and reporting consultations; and

•	attestation services not required by statute or regulation.

(c)	Includes fees in connection with tax compliance and consulting services.

(d)	Represents non audit advisory services in 2014 and 2013 and license fees for technical research database.

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) and (a)(2): No financial statements or schedules are filed with this Amendment No. 1 to Annual Report on Form 10-K/A.

(a)(3) Exhibits: The documents listed in the Exhibit Index of this Annual Report on Form 10-K/A are filed herewith or are incorporated by reference in this Annual Report on Form 10-K/A, in each case as indicated therein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.

April 30, 2015	By:	/s/ Joel L. Hawthorne
Joel L. Hawthorne
	Title:	President and Chief Executive Officer

April 30, 2015	By:	/s/ Erick R. Asmussen
Erick R. Asmussen
	Title:	Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Joel L. Hawthorne, President and Chief Executive Officer..

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Erick R. Asmussen, Vice President and Chief Financial Officer.