Form 10-Q
period 2015-03-31
GRAFTECH INTERNATIONAL LTD
filed 2015-05-01
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to

Commission file number: 1-13888

GRAFTECH INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Delaware	27-2496053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Suite 300 Park Center I	44131
6100 Oak Tree Boulevard	(Zip code)
Independence, OH
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of April 17, 2015, 137,179,692 shares of common stock, par value $.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	As of December 31, 2014	As of March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$17,550	$10,961
Accounts and notes receivable, net of allowance for doubtful accounts of $7,471 as of December 31, 2014 and $6,582 as of March 31, 2015	162,919	155,108
Inventories	382,903	364,152
Prepaid expenses and other current assets	81,623	70,475
Total current assets	644,995	600,696
Property, plant and equipment	1,500,821	1,453,080
Less: accumulated depreciation	846,781	819,741
Net property, plant and equipment	654,040	633,339
Deferred income taxes	16,819	14,819
Goodwill	420,129	384,436
Other assets	97,822	92,373
Total assets	$1,833,805	$1,725,663
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,409	$79,756
Short-term debt	188,104	191,446
Accrued income and other taxes	24,506	17,321
Rationalizations	9,563	8,632
Other accrued liabilities	43,319	41,946
Total current liabilities	351,901	339,101
Long-term debt	341,615	336,321
Other long-term obligations	107,566	100,983
Deferred income taxes	28,197	26,507
Contingencies – Note 12
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 225,000,000 shares authorized, 152,821,011 shares issued as of December 31, 2014 and 153,050,285 shares issued as of March 31, 2015	1,528	1,535
Additional paid-in capital	1,825,880	1,827,672
Accumulated other comprehensive loss	(336,524)	(365,290)
Retained earnings (deficit)	(245,751)	(301,359)
Less: cost of common stock held in treasury, 15,922,729 shares as of December 31, 2014 and 15,877,371 shares as of March 31, 2015	(239,811)	(239,107)
Less: common stock held in employee benefit and compensation trusts, 80,967 shares as of December 31, 2014 and 72,679 shares as of March 31, 2015	(796)	(700)
Total stockholders’ equity	1,004,526	922,751
Total liabilities and stockholders’ equity	$1,833,805	$1,725,663
 See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2015
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$280,791	$207,211
Cost of sales	255,097	186,448
Gross profit	25,694	20,763
Research and development	2,770	2,431
Selling and administrative expenses	29,907	26,290
Rationalizations	86	2,494
Impairments	—	35,381
Operating loss	(7,069)	(45,833)

Other expense (income), net	794	393
Interest expense	8,999	8,921
Interest income	(58)	(73)
Loss before provision for income taxes	(16,804)	(55,074)

(Benefit) provision for income taxes	(5,287)	534
Net loss	$(11,517)	$(55,608)

Basic loss per common share:
Net loss per share	$(0.08)	$(0.41)
Weighted average common shares outstanding	135,730	136,981

Diluted loss income per common share:
Net loss per share	$(0.08)	$(0.41)
Weighted average common shares outstanding	135,730	136,981

STATEMENTS OF COMPREHENSIVE INCOME
Net loss	$(11,517)	$(55,608)
Other comprehensive income:
Foreign currency translation adjustments	2,387	(29,611)
Commodities and foreign currency derivatives and other, net of tax of $116 and ($154), respectively	(315)	845
Other comprehensive income (loss), net of tax:	2,072	(28,766)
Comprehensive loss	$(9,445)	$(84,374)

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2015
Cash flow from operating activities:
Net loss	$(11,517)	$(55,608)
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	39,661	20,570
Impairments	—	35,381
Deferred income tax provision	(1,222)	2,973
Post-retirement and pension plan changes	1,012	1,262
Stock-based compensation	522	1,572
Interest expense	3,645	3,764
Other charges, net	(1,593)	(2,757)
(Increase) decrease in working capital*	(6,665)	21,991
Increase in long-term assets and liabilities	(1,753)	(6,430)
Net cash provided by operating activities	22,090	22,718
Cash flow from investing activities:
Capital expenditures	(21,728)	(13,601)
Proceeds from the sale of assets	1,895	521
Payments for derivative instruments	(367)	(7,603)
Insurance recoveries	3,057	—
Net cash used in investing activities	(17,143)	(20,683)
Cash flow from financing activities:
Short-term debt, net	(994)	1
Revolving Facility borrowings	75,000	27,000
Revolving Facility reductions	(65,000)	(32,000)
Principal payments on long-term debt	(92)	(33)
Supply chain financing	(9,455)	—
Proceeds from exercise of stock options	82	—
Purchase of treasury shares	(141)	(41)
Revolving Facility refinancing fees	—	(2,247)
Other	918	(54)
Net cash provided by (used in) financing activities	318	(7,374)
Net increase (decrease) in cash and cash equivalents	5,265	(5,339)
Effect of exchange rate changes on cash and cash equivalents	171	(1,250)
Cash and cash equivalents at beginning of period	11,888	17,550
Cash and cash equivalents at end of period	$17,324	$10,961

* Net change in working capital due to the following components:
Change in current assets:
Accounts and notes receivable, net	$(5,684)	$1,040
Inventories	955	11,978
Prepaid expenses and other current assets	(4,670)	7,525
Increase (decrease) in accounts payable and accruals	6,506	(2,483)
Rationalizations	(8,580)	(846)
Increase in interest payable	4,808	4,777
(Increase) decrease in working capital	$(6,665)	$21,991

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
B. Basis of Presentation
The interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The December 31, 2014 financial position data included herein was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”) but does not include all disclosures required by GAAP. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the accompanying notes, contained in the Annual Report.
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
C. New Accounting Standards
In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is supposed to be effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. On April 1, 2015, the FASB proposed a one year deferral of the effective date to fiscal years beginning after December 15, 2017. This proposal is not a final decision and subject to the FASB's approval process, which includes a public comment period. We are in the process of assessing the impact of the adoption of ASU 2014-09 on the Company's financial position, results of operations and cash flows.
On April 7, 2015, FASB issued ASU 2015-3, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015. The Company had $9.7 million and $11.9 million of capitalized bank fees included within "Other Assets" on our consolidated balance sheets as of December 31, 2014 and March 31, 2015, respectively.

(2)	Rationalizations and Impairments
Throughout 2013, 2014 and 2015 the Company undertook rationalization plans in order to streamline our organization and lower our production costs. The total rationalization and related charges incurred during the three months ended March 31, 2014 and 2015 are as follows:

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All Plans	For the Three Months Ended March 31, 2014
	Industrial Materials Segment	Engineered Solutions Segment	Corporate, R&D and Other	Total
	(Dollars in thousands)
Accelerated depreciation (recorded in Cost of sales)	$17,020	$413	$—	$17,433
Inventory loss (recorded in Cost of sales)	815	(10)	—	805
Fixed asset write-offs and other(recorded in Cost of sales)	(494)		—	(494)
Other (recorded in Selling and administrative)	25	—	—	25
Severance and related costs (recorded in Rationalizations)	114	(28)	—	86
Total	$17,480	$375	$—	$17,855

All Plans	For the Three Months Ended March 31, 2015
	Industrial Materials Segment	Engineered Solutions Segment	Corporate, R&D and Other	Total
	(Dollars in thousands)
Accelerated depreciation (recorded in Cost of sales)	$433	$—	$—	$433
Inventory loss (recorded in Cost of sales)	(61)	803	—	742
Fixed asset write-offs and other(recorded in Cost of sales)	1,243	(99)	—	1,144
Accelerated depreciation (recorded in Research and development)	—	—	621	621
Other (recorded in Selling and administrative)	—	3	1,066	1,069
Severance and related costs (recorded in Rationalizations)	53	2,366	—	2,419
Contract terminations (recorded in Rationalizations)	25	50	—	75
Total	$1,693	$3,123	$1,687	$6,503
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

Total 2013 Rationalization Initiatives Impact to Financial Results
Charges incurred related to the 2013 rationalization initiatives for the three months ended March 31, 2014 and March 31, 2015 are as follows:

2013 Plan	For the Three Months Ended March 31, 2014
	Industrial Materials Segment	Engineered Solutions Segment	Corporate, R&D and Other	Total
	(Dollars in thousands)
Accelerated depreciation (recorded in Cost of sales)	$17,020	$413	$—	$17,433
Inventory loss (recorded in Cost of sales)	815	(10)	—	805
Fixed asset write-offs and other(recorded in Cost of sales)	(494)	—	—	(494)
Other (recorded in Selling and administrative)	25	—	—	25
Severance and related costs (recorded in Rationalizations)	114	(28)	—	86
Total	$17,480	$375	$—	$17,855

2013 Plan	For the Three Months Ended March 31, 2015
	Industrial Materials Segment	Engineered Solutions Segment	Corporate, R&D and Other	Total
	(Dollars in thousands)
Accelerated depreciation (recorded in Cost of sales)	$433	$—	$—	$433
Inventory loss (recorded in Cost of sales)	(61)	—	—	(61)
Fixed asset write-offs and other(recorded in Cost of sales)	1,243	9	—	1,252
Severance and related costs (recorded in Rationalizations)	87	—	—	87
Contract terminations (recorded in Rationalizations)	25	—	—	25
Total	$1,727	$9	$—	$1,736

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the roll-forward of the liability incurred for employee termination benefits and contract termination costs incurred in connection with the the rationalization initiatives described above. This liability is recorded as a current liability on the 2013 Consolidated Balance Sheet.

2013 Plan
(Dollars in thousands)
Balance as of December 31, 2013	$18,421
Charges incurred	613
Change in estimates	153
Payments and settlements	(16,494)
Effect of change in currency exchange rates	(1,658)
Balance as of December 31, 2014	1,035
Charges incurred	—
Change in estimates	112
Payments and settlements	(549)
Effect of change in currency exchange rates	(108)
Balance as of March 31, 2015	$490

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

Charges incurred related to the 2014 Engineered Solutions rationalization initiatives in 2015 are as follows:

2014 Engineered Solutions Plan	For the Three Months Ended March 31, 2015
(Dollars in thousands)
Inventory loss (recorded in Cost of sales)	434
Fixed asset write-offs and other(recorded in Cost of sales)	(3)
Severance and related costs (recorded in Rationalizations)	(16)
Contract terminations (recorded in Rationalizations)	50
Total	$465

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

2014 Engineered Solutions Plan
(Dollars in thousands)
Balance as of December 31, 2013	$—
Charges incurred	2,611
Change in estimates	(40)
Payments and settlements	(916)
Balance as of December 31, 2014	1,655
Charges incurred	50
Change in estimates	(16)
Payments and settlements	(434)
Balance as of March 31, 2015	$1,255

2014 Corporate and Research & Development Rationalization
During the third quarter of 2014, we announced the conclusion of another phase of our on-going company-wide cost savings assessment. This resulted in changes to the Company’s operating and management structure in order to streamline, simplify and decentralize the organization. These actions are designed to reduce costs by a combination of reduced contractor costs, attrition, early retirements and layoffs. Additionally, the Company downsized its corporate functions by approximately 25 percent, relocated to a smaller, more cost effective corporate headquarters and established a new Technology and Innovation Center. The 2014 Corporate and Research and Development rationalization plan will result in approximately $20 million of charges consisting of severance, accelerated depreciation and other related costs. Approximately $12 million of these costs will be cash outlays, the majority of which are expected to be disbursed in 2015.
Charges incurred related to the 2014 Corporate and Research & Development rationalization initiatives for 2015 are as follows:

2014 Corporate and R&D Plan	For the Three Months Ended March 31, 2015
	Industrial Materials Segment	Corporate, R&D and Other
	(Dollars in thousands)	(Dollars in thousands)
Accelerated depreciation (recorded in Research and development)	$—	$621
Other (recorded in Selling and administrative)	—	1,066
Severance and related costs (recorded in Rationalizations)	(34)	—
Total	$(34)	$1,687

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

2014 Corporate and R&D Plan
(Dollars in thousands)
Balance as of December 31, 2013	$—
Charges incurred	8,159
Change in estimates	21
Payments and settlements	(1,155)
Effect of change in currency exchange rates	(152)
Balance as of December 31, 2014	6,873
Charges incurred	(2)
Change in estimates	(34)
Payments and settlements	(2,231)
Effect of change in currency exchange rates	(48)
Balance as of March 31, 2015	$4,558
2015 Advanced Graphite Materials Rationalization
On March 2, 2015, GrafTech announced plans to further optimize the production platform for its advanced graphite materials business. These actions included the closure of our Notre Dame, France facility and further reductions in force in our Columbia, Tennessee facility and other locations totaling approximately 85 people. The 2015 Advanced Graphite Materials rationalization plan will result in approximately $10 million of charges consisting of severance, inventory losses and other related costs. Approximately $8 million of these costs will be cash outlays, the majority of which are expected to be disbursed in 2015.
Charges incurred related to the 2015 Advanced Graphite Materials rationalization initiative for the three months ended March 31, 2015 are as follows:

2015 Advanced Graphite Materials Rationalization	For the Three Months Ended March 31, 2015
(Dollars in thousands)
Inventory loss (recorded in Cost of sales)	$369
Fixed asset write-offs and other(recorded in Cost of sales)	(105)
Other (recorded in Selling and administrative)	3
Severance and related costs (recorded in Rationalizations)	2,382
Total	$2,649
The following table represents the roll-forward of the liability incurred for employee termination benefits and contract termination costs incurred in connection with the 2015 Advanced Graphite Materials rationalization initiative described above. This liability is recorded as a current liability on the Consolidated Balance Sheet.

2015 Advanced Graphite Materials Rationalization
(Dollars in thousands)
Balance as of December 31, 2014	$—
Charges incurred	2,382
Payments and settlements	(36)
Effect of change in currency exchange rates	(17)
Balance as of March 31, 2015	$2,329

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)	Stock-Based Compensation
For the three months ended March 31, 2014 and 2015, we recognized stock-based compensation expense of $0.5 million and $1.6 million, respectively. Substantially all of the expense, $0.5 million and $1.5 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statements of Operations, with the remaining expenses recorded as cost of sales and research and development.
As of March 31, 2015, the total compensation cost related to non-vested restricted stock, performance shares based on current forecasts, and stock options not yet recognized was $10.6 million, which will be recognized over the remaining weighted average life of 1.75 years.
Restricted Stock and Performance Shares
Restricted stock and performance share awards activity under the plans for the three months ended March 31, 2015 was:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested as of January 1, 2015	1,814,130	$6.31
Granted	3,000	4.02
Vested	(44,922)	9.90
Forfeited/canceled/expired	(41,836)	6.68
Outstanding unvested as of March 31, 2015	1,730,372	6.20

Stock Options
Stock option activity under the plans for the three months ended March 31, 2015 was:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of January 1, 2015	2,042,074	$10.93
Forfeited/canceled/expired	(61,468)	16.14
Outstanding as of March 31, 2015	1,980,606	10.77

(4)	Earnings per Share
The following table shows the information used in the calculation of our share counts for basic and diluted earnings per share:

	For the Three Months Ended
	March 31,
	2014	2015
Weighted average common shares outstanding for basic calculation	135,729,809	136,981,193
Add: Effect of stock options and restricted stock	—	—
Weighted average common shares outstanding for diluted calculation	135,729,809	136,981,193
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of stock options covering 1,131,088 and 1,980,607 shares in the three months ended March 31, 2014 and 2015 respectively, as these shares are anti-dilutive.

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
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize financial information concerning our reportable segments and all prior periods have been recast to reflect our new methodology:

	For the Three Months Ended
	March 31,
	2014	2015
	(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$218,776	$165,037
Engineered Solutions	62,015	42,174
Total net sales	$280,791	$207,211
Operating (loss) income:
Industrial Materials	$1,600	$(25,898)
Engineered Solutions	5,406	(4,393)
Corporate, R&D and Other expenses	(14,075)	(15,542)
Total operating loss	$(7,069)	$(45,833)

Reconciliation of segment operating loss to loss before provision for income taxes
Other expense (income), net	$794	$393
Interest expense	8,999	8,921
Interest income	(58)	(73)
Loss before provision for income taxes	$(16,804)	$(55,074)

(6)	Benefit Plans
The components of our consolidated net pension costs are set forth in the following table:

	For the Three Months Ended
	March 31,
	2014	2015
	(Dollars in thousands)
Service cost	$473	$827
Interest cost	2,169	1,526
Expected return on plan assets	(1,938)	(1,354)
Amortization of prior service cost	1	1
Net cost	$705	$1,000

The components of our consolidated net postretirement costs are set forth in the following table:

	For the Three Months Ended
	March 31,
	2014	2015
	(Dollars in thousands)
Service cost	$19	$4
Interest cost	352	315
Amortization of prior service benefit	(47)	(43)
Net cost	$324	$276

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 27, 2015, we settled $59.0 million of projected benefit obligations through the purchase of a group annuity contract. The purchase was fully funded with pension assets. The obligation associated with this transaction will require no additional cash contributions by the company. The results of this settlement were not material to our operations.

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

Our annual impairment test of goodwill was performed as of December 31, 2014 for all reporting units. The estimated fair values of our reporting units were based on discounted cash flow ("DCF") models derived from internal earnings forecasts and assumptions. The assumptions and estimates used in these valuations incorporated the then current and expected economic environment. Based on these valuations, the fair value for the needle coke reporting unit was below the carrying value resulting in a step two analysis and consequently a goodwill impairment charge of $75.7 million for the year ended December 31, 2014.

We received notice in March, 2015, that the market prices for needle coke were decreasing by an additional 18%, effective for the second quarter of 2015. This decline is further compressing our margins for needle coke products versus our annual plan. We determined that this change, which is driven by over capacity in the market indicated that the needle coke industry is facing a deeper and longer trough than previously expected. As such we considered the additional price change as a triggering event and tested our needle coke goodwill for impairment as of March 31, 2015.

In the first step of the analysis, we compared the estimated fair value of the reporting unit to its carrying value, including goodwill. The fair value of the reporting units was determined based on an income approach, using discounted cash flow ("DCF") models from a market participant’s perspective. The DCF model included seventeen years of forecasted cash flows, plus an estimated terminal value. For the first several years in the models, the cash flows were based upon the current operating and capital plans as prepared by management and approved by executive management, adjusted to reflect the perspective of potential market participants.. Beyond the first several years, the DCF model reflects known trends of cycles in the industry and incorporates them in the terminal value. Actual results may differ from those assumed in the Company’s forecast. A discount rate of 10.5% was applied to the forecasted cash-flows and is based on a weighted average cost of capital ("WACC"). Company specific beta and mix of debt to equity are inputs into the determination of the discount rate, which is then qualitatively assessed from the standpoint of potential market participants.

As a result of the step one analysis described earlier, the fair value of the Needle Coke reporting unit was less than its carrying value. Consequently, we performed the second step of the impairment analysis in order to determine the implied fair value of the goodwill associated with the reporting unit. The implied fair value of goodwill represents the excess of the fair value of the reporting unit over the sum of the fair value amounts assigned to all of the assets and liabilities of the reporting unit as if it were to be acquired in a business combination and the current fair value of the reporting unit (as calculated in the first step) was the purchase consideration. The implied fair value of goodwill was then compared to the carrying value of the goodwill to determine the impairment charge. The Needle coke goodwill was fully impaired, resulting in a charge of $35.4 million. The full impairment of the Needle Coke reporting unit‘s goodwill was a result of our reassessment of the estimated future cash-flows, triggered by the pricing decline in the needle coke market effective April 1, 2015. Due to these factors, we decreased the short and mid-term estimates of the cash-flows of the Needle Coke reporting unit that are utilized in assessing goodwill for impairment.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The changes in the carrying value of goodwill during the three months ended March 31, 2015 is as follows:

Total
(Dollars in Thousands)
Balance as of December 31, 2014	$420,129
Impairment	(35,381)
Currency translation effect	(312)
Balance as of March 31, 2015	$384,436
The following table summarizes acquired intangible assets with determinable useful lives by major category as of December 31, 2014 and March 31, 2015:

	As of December 31, 2014			As of March 31, 2015
	Gross Carrying Amount	Accumulated Amortization & Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization & Impairment	Net Carrying Amount
	(Dollars in Thousands)
Trade name	$7,900	$(4,817)	$3,083	$7,900	$(4,986)	$2,914
Technological know-how	43,349	(24,940)	18,409	43,349	(26,433)	16,916
Customer –related intangible	110,798	(57,192)	53,606	110,798	(59,874)	50,924
Total finite-lived intangible assets	$162,047	$(86,949)	$75,098	$162,047	$(91,293)	$70,754
Amortization expense of acquired intangible assets was $4.8 million and $4.3 million in the three months ended March 31, 2014 and March 31, 2015, respectively. Estimated amortization expense will approximate $12.8 million in the remainder of 2015, $13.1 million in 2016, $11.8 million in 2017, $10.7 million in 2018 and $9.2 million in 2019.

(8)	Debt and Liquidity
The following table presents our long-term debt:

	As of December 31, 2014	As of March 31, 2015
	(Dollars in thousands)
Revolving Facility	$40,000	$35,000
Senior Notes	300,000	300,000
Other Debt	1,615	1,321
Total	$341,615	$336,321
The following table presents our short-term debt:

	As of December 31, 2014	As of March 31, 2015
	(Dollars in thousands)
Senior Subordinated Notes	187,973	191,314
Other debt	131	132
Total Short-Term Debt	$188,104	$191,446
The fair value of debt, which was determined using Level 2 inputs, was $473.3 million, versus a book value of $529.7 million as of December 31, 2014. As of March 31, 2015, the fair value of our long-term debt was $459.8 million versus a book value of 527.8 million. As of March 31, 2015, we were in compliance with all of our debt covenants.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revolving Facility
On April 23, 2014, the Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (the "Revolving Facility"). On February 27, 2015, GrafTech and certain of its subsidiaries entered into an Amended and Restated Credit Agreement that provides for, among other things, greater financial flexibility and a new $40 million senior secured delayed draw term loan facility.The Revolving Facility has a borrowing capacity of $400 million and matures in April 2019.
As of March 31, 2015, we had $329 million of unused borrowing capacity under the revolving credit facility (after considering financial covenants restrictions and the outstanding letters of credit of approximately $5.4 million).
The additional $40 million delayed draw term loan facility is to be used connection with the repayment of the Senior Subordinated Notes.
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
Senior Subordinated Notes
On November 30, 2010, in connection with the acquisitions of Seadrift Coke LP and C/G Electrodes, LLC, we issued Senior Subordinated Notes for an aggregate total face amount of $200 million. These Senior Subordinated Notes are non-interest bearing and mature in 2015. Because the promissory notes are non-interest bearing, we were required to record them at their present value (determined using an interest rate of 7%). The difference between the face amount of the promissory notes and their present value is recorded as debt discount. The debt discount will be amortized to income using the interest method, over the life of the promissory notes. The loan balance, net of unamortized discount, was $191.3 million as of March 31, 2015. This balance was reclassified in November 2014 to short-term debt on our balance sheet as the maturity date is within one year.

(9)	Inventories
Inventories are comprised of the following:

	As of December 31, 2014	As of March 31, 2015
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$122,218	$112,416
Work in process	176,141	172,737
Finished goods	84,544	78,999
Total	$382,903	$364,152
(10) Interest Expense
The following table presents an analysis of interest expense:

	For the Three Months Ended
	March 31,
	2014	2015
	(Dollars in thousands)

Interest incurred on debt	$5,322	$5,171
Amortization of discount on Senior Subordinated Notes	2,997	3,207
Amortization of debt issuance costs	633	543
Supply Chain Financing mark-up	47	—
Total interest expense	$8,999	$8,921
Interest Rates
The Revolving Facility had an effective interest rate of 2.17% and 2.44% as of December 31, 2014 and March 31, 2015, respectively. The Senior Subordinated Notes have an implied interest rate of 7.00%. The Senior Notes have a fixed interest rate of 6.375%.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11)	Contingencies
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
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the three months ended March 31, 2015, are presented below:

(Dollars in thousands)
Balance as of December 31, 2014	$923
Product warranty adjustments	335
Payments and settlements	(315)
Balance as of March 31, 2015	$943

(12)	Income Taxes
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
The following table summarizes the provision for income taxes for the three months ended March 31, 2014 and March 31, 2015:

	For the Three Months Ended
	March 31,
	2014	2015
	(Dollars in thousands)
Tax (benefit) expense	$(5,287)	$534
Pretax loss	$(16,804)	$(55,074)
Effective tax rates	31.5%	(1.0)%
For the three months ended March 31, 2015, the effective tax rate differs from the U.S. statutory rate of 35% primarily due to recent losses in the U.S. where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future. The provision for income taxes for the three months ended March 31, 2014 reflects a discrete period effective tax rate applied to ordinary income of 31.5%. A discrete period calculation was used to report the tax provision for the first three months of 2014 rather than an estimated annual effective tax rate because the estimated range of forecasted annual profit before tax produces significant variability and makes it difficult to reasonably estimate the annual effective tax rate. Discrete items of tax included in the three month periods ended March 31, 2014 and 2015 were not material.

As of March 31, 2015, we had unrecognized tax benefits of $3.7 million, $2.7 million of which, if recognized, would have a favorable impact on our effective tax rate.

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

(13)	Derivative Instruments
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
Foreign currency derivatives
We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures such as foreign currency denominated debt, sales, receivables, payables, and purchases. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. There was no ineffectiveness on these contracts designated as hedging instruments during the three months ended March 31, 2014 and 2015, respectively.
In 2014 and 2015, we entered into foreign currency derivatives denominated in the Mexican peso, South African rand, Brazilian real, euro and Japanese yen. These derivatives were entered into to protect the risk that the eventual cash flows resulting from commercial and business transactions may be adversely affected by changes in exchange rates between the U.S. dollar and the Mexican peso, South African rand, Brazilian real, euro and Japanese yen. As of March 31, 2015, we had outstanding Mexican peso, South Afican rand, euro, and Japanese yen currency contracts with an aggregate notional amount of $108.7 million. The foreign currency derivatives outstanding as of March 31, 2015 have several maturity dates ranging from April 2015 to December 2015.
Commodity derivative contracts
We periodically enter into derivative contracts for certain refined oil products and natural gas. These contracts are entered into to protect against the risk that eventual cash flows related to these products may be adversely affected by future changes in prices. There was no ineffectiveness on these contracts during the three months ended March 31, 2015. As of March 31, 2015, we had outstanding derivative swap contracts for refined oil products with an aggregate notional amount of $4.4 million. These contracts mature in April 2015.
Net Investment Hedges
We use certain intercompany debt to hedge a portion of our net investment in our foreign operations against currency exposure (net investment hedge). Intercompany debt denominated in foreign currency and designated as a non-derivative net investment hedging instrument was $15.8 million and $15.1 million as of December 31, 2014 and March 31, 2015, respectively. Within the currency translation adjustment portion of other comprehensive income, we recorded gains of $0.1 million and $0.7 million in three months ended March 31, 2014 and March 31, 2015, respectively, resulting from these net investment hedges.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. The following tables present the fair values of our derivatives and their respective balance sheet locations as of December 31, 2014 and March 31, 2015:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2014	(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Prepaid and other current assets	$722	Other current liabilities	$1,234
Commodity derivative contracts	Prepaid and other current assets	—	Other current liabilities	7,067
Total fair value		$722		$8,301

As of March 31, 2015
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Prepaid and other current assets	$2,211	Other current liabilities	$1,108
Commodity derivative contracts	Prepaid and other current assets	44	Other current liabilities	1
Total fair value		$2,255		$1,109

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2014	(Dollars in Thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$80	Other current liabilities	$428
Total fair value		$80		$428

As of March 31, 2015
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$17	Other current liabilities	$325
Total fair value		$17		$325

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The location and amount of realized (gains) losses on derivatives are recognized in the Statements of Operations when the hedged item impacts earnings and are as follows for the three and three months ended March 31, 2014 and 2015:

		Amount of (Gain)/Loss Recognized (Effective Portion)
Three Months Ended March 31,	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	2014	2015
		(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives, excluding tax of ($4) and $71, respectively	Cost of goods sold/Other expense / (income) / Revenue	$301	$(712)
Commodity forward derivatives, excluding tax of ($190) and ($97), respectively	Cost of goods sold / Revenue	$529	$265

		Amount of (Gain)/Loss Recognized
Three Months Ended March 31,	Location of (Gain)/Loss Recognized in the Consolidated Statement of Operations	2014	2015
		(Dollars in thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Cost of goods sold/Other expense (income)	$(191)	$889
Our foreign currency and commodity derivatives are treated as hedges and are required to be measured at fair value on a recurring basis. With respect to the inputs used to determine the fair value, we use observable, quoted rates that are determined by active markets and, therefore, classify the contracts as “Level 2”.

(14)	Guarantor Information

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

    The following tables set forth condensed consolidating balance sheets as of December 31, 2014 and March 31, 2015 and condensed consolidating statements of operations and comprehensive income for the three months ended March 31, 2014 and 2015 and condensed consolidating statements of cash flows for the three months ended March 31, 2014 and 2015 of the Parent Guarantors and the Non-Guarantors.

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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of March 31, 2015
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,837	$9,124	$—	$10,961
Accounts receivable - affiliates	41,988	18,786	30,911	(91,685)	—
Accounts receivable - trade	—	36,890	118,218	—	155,108
Inventories	—	145,506	218,646	—	364,152
Prepaid and other current assets	—	13,091	57,384	—	70,475
Total current assets	41,988	216,110	434,283	(91,685)	600,696

Investment in affiliates	1,338,408	735,037	—	(2,073,445)	—
Property, plant and equipment	—	427,681	205,658	—	633,339
Deferred income taxes	—	—	14,819	—	14,819
Goodwill	—	181,718	202,718	—	384,436
Notes receivable - affiliate	36,817	7,413	—	(44,230)	—
Other assets	3,985	44,190	44,198	—	92,373
Total Assets	$1,421,198	$1,612,149	$901,676	$(2,209,360)	$1,725,663

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - affiliate	$—	$72,904	$18,781	$(91,685)	$—
Accounts payable - trade	43	33,527	46,186	—	79,756
Short-term debt	191,179	132	135	—	191,446
Accrued income and other taxes	—	2,070	15,251	—	17,321
Rationalizations	—	5,820	2,812	—	8,632
Supply chain financing liability	—	—	—	—	—
Other accrued liabilities	7,225	10,930	23,791	—	41,946
Total current liabilities	198,447	125,383	106,956	(91,685)	339,101

Long-term debt - affiliate	—	36,817	7,413	(44,230)	—
Long-term debt - third party	300,000	35,360	961	—	336,321
Other long-term obligations	—	71,051	29,932	—	100,983
Deferred income taxes	—	5,130	21,377	—	26,507
Stockholders' equity	922,751	1,338,408	735,037	(2,073,445)	922,751
Total Liabilities and Stockholders' Equity	$1,421,198	$1,612,149	$901,676	$(2,209,360)	$1,725,663

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended March 31, 2014
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$70,357	$35,207	$(105,564)		$—
Sales - third party	—	111,124	169,667	—		280,791
Net sales	—	181,481	204,874	(105,564)		280,791
Cost of sales	—	157,029	203,632	(105,564)		255,097
Gross profit	—	24,452	1,242	—		25,694

Research and development	—	2,770	—	—		2,770
Selling and administrative expenses	—	9,867	20,040	—		29,907
Rationalizations	—	36	50	—		86
Operating income (loss)	—	11,779	(18,848)	—		(7,069)

Other (income) expense, net	—	824	(30)	—		794
Interest expense - affiliate	—	226	—	(226)		—
Interest expense - third party	7,952	740	307	—		8,999
Interest income - affiliate	(226)	—	—	226		—
Interest income - third party	—	—	(58)	—		(58)
Income (loss) before income taxes	(7,726)	9,989	(19,067)	—	`	(16,804)

Provision for income taxes	(2,781)	4,552	(7,058)	—		(5,287)
Equity in earnings of subsidiary	(6,572)	(12,009)	—	18,581		—
Net (loss) income	$(11,517)	$(6,572)	$(12,009)	$18,581		$(11,517)

Statements of Comprehensive Income

Net (loss) income	$(11,517)	$(6,572)	$(12,009)	$18,581		$(11,517)
Other comprehensive income (loss)	2,072	2,072	2,477	(4,549)		2,072
Comprehensive (loss) income	$(9,445)	$(4,500)	$(9,532)	$14,032		$(9,445)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended March 31, 2015
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$51,184	$26,775	$(77,959)		$—
Sales - third party	—	72,021	135,190	—		207,211
Net sales	—	123,205	161,965	(77,959)		207,211
Cost of sales	—	116,589	147,818	(77,959)		186,448
Gross profit	—	6,616	14,147	—		20,763

Research and development	—	2,431	—	—		2,431
Selling and administrative expenses	—	14,441	11,849	—		26,290
Impairments	—	35,381	—	—		35,381
Rationalizations	—	326	2,168	—		2,494
Operating loss	—	(45,963)	130	—		(45,833)

Other expense (income), net	—	309	84	—		393
Interest expense - affiliate	—	160	—	(160)		—
Interest expense - third party	8,162	665	94	—		8,921
Interest income - affiliate	(160)	—	—	160		—
Interest income - third party	—	—	(73)	—		(73)
Loss before income taxes	(8,002)	(47,097)	25	—	`	(55,074)

(Benefit from) provision for income taxes	—	351	183	—		534
Equity in losses of subsidiary	(47,606)	(158)	—	47,764		—
Net (loss) income	$(55,608)	$(47,606)	$(158)	$47,764		$(55,608)

Statements of Comprehensive Income

Net (loss) income	$(55,608)	$(47,606)	$(158)	$47,764		$(55,608)
Other comprehensive income (loss)	(28,766)	(28,766)	(28,830)	57,596		(28,766)
Comprehensive (loss) income	$(84,374)	$(76,372)	$(28,988)	$105,360		$(84,374)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2014
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$496	$31,748	$(10,154)	$—	$22,090

Cash flow from investing activities:
(Loans to) repayments from affiliates	(1,355)	—	—	1,355	—
Capital expenditures	—	(16,486)	(5,242)	—	(21,728)
Proceeds from derivative instruments	—	(258)	(109)	—	(367)
Proceeds from sale of fixed assets		714	1,181		1,895
Insurance recoveries	—	—	3,057	—	3,057
Net cash (used in) provided by investing activities	(1,355)	(16,030)	(1,113)	1,355	(17,143)

Cash flow from financing activities:
Loans from (repayments to) affiliates	—	1,355	—	(1,355)	—
Short-term debt borrowings	—	(11)	(983)	—	(994)
Revolving Facility borrowings	—	30,000	45,000	—	75,000
Revolving Facility reductions	—	(46,000)	(19,000)	—	(65,000)
Principal payments on long term debt	—	(32)	(60)	—	(92)
Supply chain financing	—	—	(9,455)	—	(9,455)
Proceeds from exercise of stock options	82	—	—	—	82
Purchase of treasury shares	(141)	—	—	—	(141)
Other	918	—	—	—	918
Net cash provided by (used in) financing activities	859	(14,688)	15,502	(1,355)	318

Net increase in cash and cash equivalents	—	1,030	4,235	—	5,265
Effect of exchange rate changes on cash and cash equivalents	—	—	171	—	171
Cash and cash equivalents at beginning of period	—	4,752	7,136	—	11,888
Cash and cash equivalents at end of period	$—	$5,782	$11,542	$—	$17,324

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2015
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities:	$1,136	$17,731	$3,851	$—	$22,718

Cash flow from investing activities:
Repayments from affiliates	(1,095)	—	—	1,095	—
Capital expenditures	—	(8,777)	(4,824)	—	(13,601)
Payments for (proceeds from) derivatives	—	(6,776)	(827)	—	(7,603)
Proceeds from sale of assets	—	394	127	—	521
Insurance recoveries	—	—	—	—	—
Net cash provided by (used in) investing activities	(1,095)	(15,159)	(5,524)	1,095	(20,683)

Cash flow from financing activities:
Repayments to affiliates	—	1,095	—	(1,095)	—
Short-term debt borrowings	—	1	—	—	1
Revolving Facility borrowings	—	27,000	—	—	27,000
Revolving Facility reductions	—	(32,000)	—	—	(32,000)
Principal payments on long term debt	—	(33)	—	—	(33)
Supply chain financing	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—
Purchase of treasury shares	(41)	—	—	—	(41)
Revolver facility refinancing	—	(2,247)	—	—	(2,247)
Other	—	(54)	—	—	(54)
Net cash provided by (used in) financing activities	(41)	(6,238)	—	(1,095)	(7,374)

Net increase in cash and cash equivalents	—	(3,666)	(1,673)	—	(5,339)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,250)	—	(1,250)
Cash and cash equivalents at beginning of period	—	5,503	12,047	—	17,550
Cash and cash equivalents at end of period	$—	$1,837	$9,124	$—	$10,961

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(15)	Subsequent Events
On April 29, 2015, the Company signed a letter of intent with an affiliate of Brookfield Asset Management (“Brookfield”) for the potential sale of $150 million of 7% convertible preferred shares in a private offering. The convertible preferred shares would be issued in two series. One series would be immediately convertible into common shares equal to up to 19.9% of the currently outstanding shares of common stock at a conversion price of $5.00 per common share. The second series is proposed on the same economic terms and would become convertible into common shares equal to up to 2.0% of the currently outstanding shares upon approval by the stockholders in accordance with New York Stock Exchange requirements.

On April 29, 2015, the Company signed a letter of intent for a potential tender offer by Brookfield to purchase up to all of the outstanding shares of GrafTech common stock at the purchase price of $5.05 per share.

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
Forward Looking Statements
Forward Looking Statements and Risks. This Report contains forward looking statements. In addition, we or our representatives have made or may make forward looking statements on telephone or conference calls, by webcasts or emails, in person, in presentations or written materials, or otherwise. These include statements about such matters as the proposed issuance of convertible preferred stock, the conditions to consummation of such issuance, the terms of such stock issuance and stock, the use of proceeds and related matters; a possible tender offer and merger, the conditions to consummation thereof, the terms thereof and related matters; the effects of such issuance, tender offer and merger under equity award and benefit plans and agreements or our credit agreement, senior notes or senior subordinated notes; our future, targeted or expected (or the impact of current, future, expected or targeted): operational and financial performance; changes in production capacity in our operations and our competitors' or customers' operations and the utilization rates of that capacity; growth rates for, prices and sales of, and demand for, our products and our customers' products; costs of materials and production, including increases or decreases therein, our ability to pass on any such increases in our product prices or impose surcharges thereon, or customer or market demand to reduce our prices due to such decreases; changes in customer order patterns due to changes in economic conditions; productivity, business process and operational initiatives; our position in markets we serve; debt or equity financing and refinancing activities; divestitures, asset sales, investments and acquisitions and the performance of the businesses underlying such divestitures, acquisitions and investments; employment and contributions of key personnel; employee relations and collective bargaining agreements covering many of our operations; tax rates; capital expenditures and changes therein; nature and timing of restructuring and rationalization charges and payments; stock repurchase or issuance activities; the pending proxy contest, the impacts thereof and other possible changes in Board composition, posssible changes in control and the impacts thereof; changes in capital structure or share ownership; supply chain management; customer and supplier contractual provisions and related opportunities and issues; competitive activities; strategic plans, initiatives and business projects; regional and global economic and industry market conditions, the timing and magnitude of changes in such conditions; interest rate management activities; currency rate management activities; deleveraging activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, technology development and collaboration, investment, acquisition, divestitures, asset sales, venture, operational, tax, financial and capital projects; legal proceedings, investigations, contingencies, and environmental compliance including any regulatory initiatives with respect to greenhouse gas emissions; consulting projects; potential offerings, sales and other actions regarding debt, equity or convertible securities of us or our subsidiaries; and costs, working capital, revenues, business opportunities, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. The words “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “intend,” “should,” “would,” “could,” “target,” “goal,” “continue to,” “positioned to” and similar expressions, or the negatives thereof, identify some of these statements.

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

•
the failure to enter into definitive agreements relating to the preferred stock issuance on the tender offer and merger; failure to satisfy conditions to be contained in such agreements to consummation thereof, including due to material adverse changes effecting us or our prospects or failure to obtain regulatory approvals; litigation in relation to such transactions; adjustments to our first quarter 2015;

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

•
the possibility of changes in Board composition and the resulting change in control transactions that may accelerate debt obligations or obligations under various compensation-related agreements and plans or other agreements;

•	the possibility of changes in capital structure or share ownership, including impacts of the capital infusion recently announced;

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
For a more complete discussion of these and other factors, see “Risk Factors,” in Part I, Item 1A of our 2014 Annual Report on Form 10-K.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Global Economic Conditions and Outlook

Outlook. We are impacted in varying degrees, both positively and negatively, as global, regional or country conditions fluctuate.
In its April 14, 2015 report, the International Monetary Fund (IMF) maintained its estimate for moderate 2015 global GDP growth of 3.5 percent. The report states that advanced economies’ growth prospects are likely to continue to improve due to lower oil prices, while emerging economies’ growth trends are projected to be weaker. In the United States (U.S.), the IMF reduced its estimate for economic growth to 3.1 percent in 2015, down from its January forecast of 3.6 percent, given the stronger U.S. dollar. The Chinese economy is expected to grow 6.8 percent this year, a sharp deceleration from last year’s 7.4 percent expansion, which previously had marked the slowest growth in China in two decades.

Steel customer sentiment has shifted to become more negative globally. In light of weaker end market demand in certain steel consuming sectors and geographies and continued high export levels from China, global utilization rates are lower. In its April 21, 2015 report, the World Steel Association (WSA) forecast slower growth in global steel demand and reduced its expectation for 2015 global steel consumption to be essentially flat. WSA reported that global steel production declined approximately two percent in the first quarter of 2015 as compared to the same period in the prior year. WSA reported that, in the U.S., which had been a stronger market previously, steel production declined approximately eight percent year-over-year, resulting in weaker than expected steel customer first quarter results. WSA also reported that steel production declined approximately three percent year-over-year in March. Steel production in ten of the top 15 steel producing countries, which represent a large share of EAF production, declined approximately ten percent year-over-year in the month of March.

2015 Guidance
Given the shift in customer sentiment and resulting reduction in demand, pricing and volume in the Company's Industrial Materials segment have become increasingly challenging. The Company's 2015 graphite electrode order book continues to be built with approximately 75 percent of targeted order volumes confirmed. Pricing remains under pressure for both graphite electrodes and needle coke. In the Engineered Solutions segment, pricing for products is lower. The Company's previously announced cost savings programs remain on track and are anticipated to deliver $50 million in cash savings to benefit 2015 EBITDA results. However, these savings will not fully offset the decline in pricing and volume across both business segments. Based on these conditions, the Company is revising its expectations for the first half of 2015.

The Company’s expectations, excluding the impact of special charges, are as follows:

•	First half 2015 EBITDA* target of $30 million to $40 million (previous guidance was $45 million to $55 million) and

•
First half 2015 operating cash flow of approximately $30 million to $40 million (after approximately $10 million to $15 million of cash rationalization charges) (previous guidance was $40 million to $50 million and approximately $15 million to $20 million of cash rationalization charges).

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

First Half Target
2015
(Dollars in thousands)
EBITDA	$30,000 - $40,000
Adjustments
Depreciation and amortization	$(39,000)
Rationalization related depreciation	(1,000)
Rationalizations	(8,000)
Impairments	(35,000)
Rationalizations related charges	(4,000)
Advanced graphite materials customer bad debt and inventory charge	—
Proxy contest expenses	(2,000)
Operating income	(59,000) - (49,000)
Other (expense) income, net	(1,000)
Interest expense	(18,000)
Interest income	—
Income taxes	(2,000)
Net (loss) income	$(80,000) - $(70,000)

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Three Months Ended March 31, 2014 as Compared to Three Months Ended March 31, 2015.
The tables presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the three months ended March 31, 2014 and March 31, 2015. Throughout our MD&A, changes that are less than 5% or less than $1.0 million, may be deemed not meaningful and are generally excluded from the discussion.

	For the Three Months Ended
	March 31,		Increase	%
(in thousands, except per share data and % change)	2014	2015	(Decrease)	Change
Net sales	$280,791	$207,211	$(73,580)	(26)%
Cost of sales	255,097	186,448	(68,649)	(27)%
Gross profit	25,694	20,763	(4,931)	(19)%
Research and development	2,770	2,431	(339)	(12)%
Selling and administrative expenses	29,907	26,290	(3,617)	(12)%
Rationalizations	86	2,494	2,408	2,800%
Impairments	—	35,381	35,381	100%
Operating income (loss)	(7,069)	(45,833)	(38,764)	548%
Other expense, net	794	393	(401)	(51)%
Interest expense	8,999	8,921	(78)	(1)%
Interest income	(58)	(73)	(15)	26%
Loss before provision for income taxes	(16,804)	(55,074)	(38,270)	228%
(Benefit from) provision for income taxes	(5,287)	534	5,821	(110)%
Net income (loss)	$(11,517)	$(55,608)	$(44,091)	383%
Basic income (loss) per common share:	$(0.08)	$(0.41)	$(0.33)
Diluted income (loss) per common share:	$(0.08)	$(0.41)	$(0.33)
Net sales, by reportable segment for the three months ended March 31, 2014 and March 31, 2015 were:

	For the Three Months Ended March 31,		(Decrease)%
(in thousands, except per % change)	2014	2015	Increase	Change
Industrial Materials	$218,776	$165,037	$(53,739)	(25)%
Engineered Solutions	62,015	42,174	(19,841)	(32)%
Total net sales	$280,791	$207,211	$(73,580)	(26)%
An analysis of the components of change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	(12)%	(7)%	(6)%	(25)%
Engineered Solutions	(26)%	(4)%	(2)%	(32)%
Net sales. Net sales for our Industrial Materials segment decreased by $53.7 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Net sales were impacted by an eight percent decline in graphite electrode volumes driven by weaker customer demand. Currency declines, primarily the euro, contributed a revenue decline of $13.0 million during the three months ended March 31, 2015, when compared to the same period of 2014. Additionally, the weighted average selling price of graphite electrodes decreased five percent in three months ended March 31, 2015 as compared to the same period of 2014. We are also experiencing decreased

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

pricing and volumes on our needle coke products, however, we are now sourcing substantially all of our needle coke internally.
Net sales for our Engineered Solutions segment decreased $19.8 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Sales of our AGM products decreased $12.3 million compared to the same period of 2014. The decrease in revenue was primarily driven by the non-recurrence of 2014 sales of high temperature furnace systems servicing a single customer that filed for bankruptcy in October 2014. Sales decreased in our advanced electronics technologies product line by $6.3 million as prices and volumes have declined due to competitive pressures.
Cost of sales. For the three months ended March 31, 2015, we experienced decreases in cost of sales of $68.6 million compared to the three months ended March 31, 2014. Lower volumes across both Industrial Materials and Engineered Solutions segments resulted in a reduction of $31.8 million of cost in the three months ended March 31, 2015 as compared to the same period of 2014. Rationalization related expenses within cost of sales decreased by $15.4 million in the first three months of 2015 as compared to the same period of 2014 as most of these initiatives are substantially complete. Decreases in currencies, primarily in the euro region benefited cost of sales by $11.2 million in the three months ended March 31, 2015 as compared to the same period of 2014. The remaining reduction in cost was driven by our improved cost structure resulting from our rationalization initiatives.
Selling and general administrative. Selling and general administrative expenses decreased $3.6 million in the three months ended March 31, 2015. We incurred rationalization related costs of $1.1 million and proxy fees of $1.7 million in the three months ended March 31, 2015 while we incurred only $0.1 million of rationalization related costs in the three months ended March 31, 2014. Adjusting for these costs, selling and general administrative expenses decreased $5.8 million in same period of 2015. This decrease was the result reduced headcount and cost control measures implemented as a result of our rationalization initiatives.
Rationalizations. During the three months ended March 31, 2015, we recorded a $2.6 million charge for rationalizations, primarily related to severance and contract termination costs related to our Advanced Graphite Materials rationalization initiative that was announced on March 2, 2015. See Note 2 to the financial statements for further discussion of rationalization activities.
Impairments. Our needle coke reporting unit received notice of a further price decline in March that will take effect in the second quarter of 2015 resulting from over capacity in the industry. This price decline was considered a triggering event and as such we performed goodwill impairment testing on our needle coke reporting unit as of March 31, 2015. The testing resulted in a goodwill impairment charge of $35.4 million in our needle coke reporting unit. See note 7 to the financial statements for further details of our goodwill impairment testing.
Segment operating income (loss). The results discussed above are reflected in our operating income (loss) by segment for the three months ended March 31, 2014 and March 31, 2015 which is as follows:

	For the Three Months Ended
	March 31,
	2014	2015
	(Dollars in thousands)
Industrial Materials	$1,600	$(25,898)
Engineered Solutions	5,406	(4,393)
Total segment operating income (loss)	$7,006	$(30,291)

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

 Provision for income taxes. The following table summarizes the expense/(benefit) for income taxes for the three months ended March 31, 2014 and March 31, 2015:

	For the Three Months Ended
	March 31,
	2014	2015
	(Dollars in thousands)
Tax (benefit) expense	$(5,287)	$534
Pretax loss	$(16,804)	$(55,074)
Effective tax rates	31.5%	(1.0)%

For the three months ended March 31, 2015, the effective tax rate differs from the U.S. statutory rate of 35% primarily due to recent losses in the U.S. where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future. The provision for income taxes for the three months ended March 31, 2014 reflects a discrete period effective tax rate applied to ordinary income of 31.5%. A discrete period calculation was used to report the tax provision for the first three months of 2014 rather than an estimated annual effective tax rate because the estimated range of forecasted annual profit before tax produces significant variability and makes it difficult to reasonably estimate the annual effective tax rate. Discrete items of tax included in the three month periods ended March 31, 2014 and 2015 were not material.

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
Many of the non-U.S. countries in which we have a manufacturing facility have been subject to significant economic and political changes, which have significantly impacted currency exchange rates. We cannot predict changes in currency exchange rates in the future or whether those changes will have net positive or negative impacts on our net sales, cost of sales or net income. The fourth quarter decline of the Euro began to negatively affect our sales in 2014 and into 2015. We expect this trend to continue as long as the Euro is near or below current rates. These declines in price will be mostly offset by decreased costs incurred in the Euro region, however the cost decreases will not be realized as timely as the sales decreases. These currency fluctuations also impact the results of our Other Comprehensive Income.
For net sales of Industrial Materials, the impact of changes in the average exchange rates of other currencies against the U.S. dollar for the three months ended March 31, 2015 was an decrease of $13.0 million compared to the same period of 2014. The impact of the exchange rate changes on cost of sales of Industrial Materials for the three months ended March 31, 2015 was a decrease of $9.8 million compared to the same period of 2014. Changes in currency exchange rates decreased net sales of our Engineered Solutions segment by $1.4 million and decreased cost of sales by $1.4 million in the three months ended March 31, 2015 as compared to the same period for 2014.
As part of our cash management, we also have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Operations.
The remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities resulted in a gain of $0.1 million in the three months ended March 31, 2014 compared to a gain of $1.8 million in the three months ended March 31, 2015.
We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by currency exchange rate changes, as described under “Part I, Item 3–Quantitative and Qualitative Disclosures about Market Risk”.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

 Liquidity and Capital Resources
We believe that we have adequate liquidity to meet our needs. As of March 31, 2015, we had cash and cash equivalents of $11.0 million, long-term debt of $336.3 million, short-term debt of $191.4 million and stockholder’s equity of $923 million. We also have unused borrowing capacity under the Revolving Facility of $329 million (after considering financial covenant restrictions and outstanding letters of credit of approximately $5.4 million), and an additional $40 million through a delayed draw term loan facility to be used in connection with the repayment of the Senior Subordinated Notes.
We use cash flow from operations and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as well as cash on hand as our primary sources of liquidity. The Revolving Facility is secured, and provides for maximum borrowings of up to $400 million including a letter of credit sub-facility of up to $50 million and is subject to certain conditions (including a maximum senior secured leverage ratio test). The Revolving Facility matures in April 2019. As of March 31, 2015, we had outstanding borrowings drawn from the Revolving Facility of $35 million and outstanding letters of credit of $5.4 million.

Under the Revolving Facility we have additional flexibility for investments, capital expenditures, acquisitions and restricted payments and we can issue letters of credit under the Revolving Credit Facility in an amount not to exceed $50 million. We are permitted to pay dividends and repurchase our common stock in an aggregate amount (cumulative from April 23, 2014) up to $75 million (or $500 million, if certain leverage ratio requirements are satisfied), plus, each year, an aggregate amount equal to 50% of the consolidated net income in the prior year.
On February 27, 2015, GrafTech and certain of its subsidiaries entered into an Amended and Restated Credit Agreement that provides for, among other things, greater financial flexibility and a new $40 million senior secured delayed draw term loan facility.
The interest rate applicable to the Amended and Restated Credit Facility is LIBOR plus a margin ranging from 2.25% to 3.75% (depending on our total senior secured leverage ratio). The borrowers pay a per annum fee ranging from 0.35% to 0.50% (depending on our senior secured leverage ratio) on the undrawn portion of the commitments under the Revolving Facility. The new financial covenants require us to maintain a minimum cash interest coverage ratio of 2.50 to 1.00 and a maximum senior secured leverage ratio ranging from 3.75 to 1.00 to 3.00 to 1.00, subject to adjustment for certain events. As of March 31, 2015 we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants through 2015. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.
Our Credit Agreement provides that if GrafTech has not repaid or refinanced the Senior Subordinated Notes by August 30, 2015, then GrafTech must maintain Liquidity (as defined) of at least $300 million until the Senior Subordinated Notes are repaid or refinanced.  For this purpose, Liquidity is defined as the aggregate commitments under the Credit Agreement of $400 million, less drawn borrowings on the Credit Agreement, plus unrestricted cash. As of March 31, 2015, the Liquidity (as defined) was approximately $371 million.

If, prior to maturity, a change in control (as defined in our Credit Agreement) of the Company occurs the administrative agent, or lenders having more than 50% of the term loans, revolving exposures and unused commitments under our Credit Agreement may terminate the commitments under the Credit Agreement and declare the loans thereunder then outstanding to be due and payable in whole (or in part).

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

of the Company or another guarantor. The Senior Notes bear interest at a rate of 6.375% per year, payable semi-annually in arrears on May 15 and November 15 of each year. The Senior Notes mature on November 15, 2020.

If, prior to maturity, a change in control (as defined in the indenture) of the Company occurs and thereafter certain downgrades of the ratings of the Senior Notes as specified in the indenture occur, the Company will be required to offer to repurchase any or all of the Senior Notes at a repurchase price equal to 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest. If either the Credit Agreement or the Senior Subordinated Notes were accelerated, that may result in events of default in other agreements, including the indenture for the Senior Notes, which would permit the counterparties to such agreements to terminate those agreements and accelerate amounts that may be due thereunder.

Senior Subordinated Notes

On November 30, 2010, in connection with the acquisition of Seadrift Coke LP and C/G Electrodes LLC, we issued Senior Subordinated Notes for an aggregate total face amount of $200 million. These Senior Subordinated Notes are non-interest bearing and mature in 2015. Because the promissory notes are non-interest bearing, we were required to record them at their present value (determined using an interest rate of 7%). The difference between the face amount of the promissory notes and their present value is recorded as debt discount. The debt discount will be amortized to income using the interest method, over the life of the promissory notes. The loan balance, net of unamortized discount, was $191.3 million as of March 31, 2015. This balance was reclassified in November 2014 to short-term debt on our balance sheet as the maturity date is within one year.

If, prior to maturity or redemption, a change in control (as defined in the Senior Subordinated Notes) of the Company occurs, the holders of a majority of the Senior Subordinated Notes may, by written notice to the Company, declare the principal amount then outstanding under all (but not less than all) of the Senior Subordinated Notes to be immediately due and payable.
As of March 31, 2015, approximately 93% of our debt consisted of fixed rate or zero interest rate obligations compared to 92% as of December 31, 2014.
Cash Flow and Plans to Manage Liquidity. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of capital expenditures, acquisitions, stock repurchases and other factors.
Certain of our obligations could have a material impact on our liquidity. Cash flow from operations and from financing activities services payment of our obligations, thereby reducing funds available to us for other purposes. As of March 31, 2015, we had $329 million of unused borrowing capacity under the Revolving Facility (after considering financial covenant restrictions and outstanding letters of credit of approximately $5.4 million). Potential uses of this capacity include capital expenditures, acquisitions, debt repayments, stock repurchases and other general purposes, including cash outflows related to rationalization activities. Continued volatility in the global economy may require additional borrowings under the Revolving Facility. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn could significantly and negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.
Based on expected operating results and expected cash flows, we expect to be in compliance with our existing financial covenants through December 31, 2015. The non-cash portion of rationalization charges do not affect the Company's liquidity or compliance with debt covenants.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

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
We had positive cash flow from operating activities during 2011, 2012, 2013, 2014 and through March 2015. Although the global economic environment experienced significant swings in these periods, our working capital management and cost-control initiatives allowed us to remain operating cash flow positive in both times of declining and improving operating results. Additionally, we continually look at means to enhance our liquidity and believe that many options are available to us to enhance both our near and long term liquidity. We plan to further reduce our inventory levels which will provide additional cash flow and we may enter into accounts receivable factoring arrangements ($50 million of which are permitted under the Revolving Facility).
A repurchase program for up to ten million shares has been authorized by our Board of Directors. No shares have yet been purchased through this repurchase program. In addition, upon the vesting or payment of stock awards, an employee may elect receipt of the full share amount and either pay the resulting taxes or have shares sold in the open market to cover the tax obligation. We sometimes elect to purchase these shares rather than have them sold in the open market.
Recent Developments. On April 29, 2015, we and Brookfield Capital Partners Ltd. (“Brookfield”) entered into a letter of intent pursuant to which the Company and Brookfield agreed to use their commercially reasonable best efforts to prepare and negotiate definitive documents, reasonably and in good faith, for the issuance and sale by the Company to Brookfield, for an aggregate purchase price of $150,000,000, of a total of 150,000 shares of the Company's 7% convertible preferred stock.

The convertible preferred stock would be issued in two series. One series (the “Series A Preferred Stock”) would be immediately convertible, at Brookfield's option, into common shares equal to up to 19.9% of the currently outstanding shares of common stock at a conversion price of $5.00 per share, subject to customary anti-dilution adjustments. The other series would become convertible into shares of Series A Preferred Stock that would be convertible into up to 2% of the currently outstanding shares, upon approval by stockholders in accordance with NYSE requirements. The convertible preferred stock would be entitled to an annual cumulative dividend at the rate of 7.0% prior to any distribution with respect to any junior stock, due and payable quarterly in arrears in cash. The convertible preferred stock would have a liquidation preference equal to the greater of $1,000 per share, plus all accrued and unpaid dividends thereon, and the amount the holders of the convertible preferred stock would have received had they converted the convertible preferred stock into shares of common stock. The proceeds from the sale of the convertible preferred stock, together with other cash resources, would be used to repay the Senior Subordinated Notes due to mature in November 2015.

The letter of intent also provides for certain Board representation rights, certain pre-emptive rights, certain mandatory and optional redemption rights, a change of control put right, certain transfer restrictions and registration rights, and certain voting rights. The issuance and sale of the convertible preferred stock would be subject to customary closing conditions including the expiration or early termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”).

On April 29, 2015, the Company and Brookfield also entered into a letter of intent pursuant to which the Company and Brookfield agreed to use their commercially reasonable best efforts to prepare and negotiate definitive documents, reasonably and in good faith, for a tender offer by Brookfield to purchase all of the outstanding shares of the Company's common stock at a purchase price of $5.05 per share.

Pursuant to the tender offer Term Sheet, acceptance of and payment for shares tendered would be conditioned on at least 15% of the outstanding shares of common stock being tendered and not withdrawn. If more than approximately 75% of such shares are tendered and not withdrawn, the remaining shares would be acquired in a merger transaction at the same price. The definitive agreement would provide for customary terms and conditions, including a go-shop provision, customary closing conditions (including the expiration or earlier termination of any applicable waiting period under the HSR Act), a fiduciary out if a superior proposal becomes available and termination

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

rights for Brookfield in the event of a material adverse change affecting the Company. If the fiduciary out is exercised, generally the Company would be required to pay Brookfield a break fee of $7.5 million, if such fiduciary out is exercised during the go-shop period or, $20 million, if exercised thereafter.

For as long as either letter of intent remains in effect, the Company will not be permitted to solicit, initiate, encourage, induce or facilitate a competing proposal from a party other than Brookfield. The Company will be required to pay Brookfield a termination fee of $7.5 million if it breaches such obligations during such period. After 30 days, either party may terminate either letter of intent at any time. The Company will also be required to reimburse Brookfield for its reasonable, out-of-pocket fees and expenses (including the reasonable fees and expenses of legal counsel, accountants, investment bankers, brokers, or other representatives or consultants) up to $500,000 incurred in connection with the transactions contemplated by the letters of intent.

     There can be no assurance that definitive agreements with respect to the convertible preferred stock or tender offer will be executed or that either transaction will be consummated.

If the convertible preferred stock is issued, it would trigger acceleration of vesting of certain equity awards and accelerated payment of certain awards and deferred compensation. If at least the minimum number of shares is purchased in the tender offer, it would constitute a change in control (as defined in our Credit Agreement) of the Company. As a result, the administrative agent, or lenders having more than 50% of the term loans, revolving exposures and unused commitments under our Credit Agreement may terminate the commitments under the Credit Agreement and declare the loans thereunder then outstanding to be due and payable in whole (or in part). In addition, if more than 35% of the then outstanding shares are purchased in the tender offer, it would constitute a change in control (as defined in the indenture for the Senior Notes) of the Company. If certain downgrades of the ratings of the Senior Notes as specified in the indenture occur subsequent to the change in control, the Company will be required to offer to repurchase any or all of the Senior Notes at a repurchase price equal to 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest. Finally, if, prior to maturity or redemption, a change in control (as defined in the Senior Subordinated Notes) of the Company occurs, the holders of a majority of the Senior Subordinated Notes may, by written notice to the Company, declare the principal amount then outstanding under all (but not less than all) of the Senior Subordinated Notes to be immediately due and payable. If either the Credit Agreement or the Senior Subordinated Notes were accelerated, that may result in events of default in other agreements, including the indenture for the Senior Notes, which would permit the counterparties to such agreements to terminate those agreements and accelerate amounts that may be due thereunder. In addition, such transactions could impact the cash flows, ability to utilize net operating losses, earnings per share and other financial metrics and could result in litigation. We intend to obtain waivers relating to the change in control provisions in our Credit Agreement, however, there is no assurance we will be able to obtain such waivers.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Cash Flows.
The following table summarizes our cash flow activities:

	For the Three Months Ended
	March 31,
	2014	2015
	(Dollars in millions)
Cash flow provided by (used in):
Operating activities	$22.1	$22.7
Investing activities	$(17.1)	$(20.7)
Financing activities	$0.3	$(7.4)
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
During the three months ended March 31, 2015, changes in working capital resulted in a net source of funds of $22.0 million which was impacted by:

•	net cash inflows in accounts receivable of $1.0 million from the decrease in accounts receivable due to the timing and collection of customer sales and collections;

•	the change in inventories of $12.0 million due primarily to reduced volumes on hand;

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

•	net cash outflows from decreases in accounts payable and accruals of $2.5 million, due primarily to changes in tax accruals and payables; and

•	a decrease in rationalization accruals of $0.8 million, due primarily to severance payments.
Other uses of cash in the three months ended March 31, 2015 included contributions to pension and other benefit plans of $6.3 million.
Investing Activities
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
Net cash used in investing activities was $20.7 million during the three months ended March 31, 2015 and included capital expenditures of $13.6 million and $7.6 million related to cash settlements of derivative instruments.
 Financing Activities
Net cash flow provided by financing activities was $0.3 million during the three months ended March 31, 2014 and included net borrowings under our Revolving Facility of $10.0 million which were primarily used to fund capital expenditures and working capital additions.
Net cash flow used in financing activities was $7.4 million during the three months ended March 31, 2015, including net borrowings under our Revolving Facility and short term debt agreements resulted in a use of cash of $5.0 million and $2.2 million of cash paid for refinancing fees.
Restrictions on Dividends and Stock Repurchases
A description of the restriction on our ability to pay dividends and our ability to repurchase common stock is set forth under “Item 5 – Dividend Policies and Restrictions” in the Annual Report and such description is incorporated herein by reference. Such description contains all of the information required with respect thereto.
Under the Revolving Facility, in general, GrafTech is permitted to pay dividends and repurchase common stock in an aggregate amount (cumulative from April 23, 2014) up to $75 million (or $500 million, if certain leverage ratio requirements are satisfied) plus, each year, an aggregate amount equal to 50% of the consolidated net income in the prior year.
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
The outstanding foreign currency derivatives as of December 31, 2014 represented a net unrealized loss of $0.9 million and a net unrealized gain of $0.8 million as of March 31, 2015.
Energy Commodity Management. We periodically enter into commodity derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas and refined oil product exposure. The outstanding contracts as of December 31, 2014 represented net unrealized loss of $7.1 million and no net unrealized gains or losses as of March 31, 2015.
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
Sensitivity Analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our foreign currency derivatives and our commodity derivatives. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of March 31, 2015, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a corresponding decrease of $0.4 million or a corresponding increase of $0.1 million, respectively, in the fair value of the foreign currency hedge portfolio. As of March 31, 2015, a 10% increase in the value of the underlying commodity prices that we hedge would result in a corresponding $0.4 million increase in the fair value of the commodity hedge porfolio, while a 10% decrease would result in a $0.4 million decrease in the fair value of the commodity hedge portfolio. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
We had no interest rate derivative instruments outstanding as of March 31, 2015. A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $0.6 million for the three months ended March 31, 2015.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective at the reasonable assurance level as of March 31, 2015.
Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2015 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings
Director Advancement - We have received a request from a director to reimburse approximately $500,000 incurred by the Director in connection with the investigation conducted by the Special Committee of the GrafTech Board formed in September 2012 and a subsequent subpoena received by him from the SEC.  The request is based on GrafTech’s bylaws, an indemnification agreement between GrafTech and the director and Delaware law and, thereunder, advancement of expenses reasonably incurred in a civil, criminal, administrative or investigative action, suit, or proceeding by reason of the fact that the person is or was a director is generally required, subject to, among other things, an undertaking by the director to repay if it turns out he or she did not meet the applicable standards. The Director has provided such an undertaking and, through March 31, 2015, we have advanced approximately $0.4 million of such expenses to him.
Additional information required by this Item is set forth in Note 11, “Contingencies” of the Notes to Consolidated Financial Statements and is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in Part I-Item IA of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 24, 2012, our Board of Directors authorized a share repurchase program for up to ten million shares of our common stock. Purchases under this program may take place from time to time in the open market, or through privately negotiated transactions, as market, industry and economic conditions warrant. We had not made any purchases under this program as of March 31, 2015.
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

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 1 through January 31, 2015	—	$—	—	10,000,000
February 1 through February 28, 2015	—	—	—	10,000,000
March 1 through March 31, 2015	11,981	3.98	—	10,000,000

* Purchases of vested restricted stock shares from employees as payment for the withholding taxes due upon the vesting or payment of stock awards.

Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information.

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

GRAFTECH INTERNATIONAL LTD.
Date:	May 1, 2015	By:	/s/ Erick R. Asmussen
Erick R. Asmussen
Vice President and Chief Financial Officer (Principal Financial Officer)