Form 10-Q
period 2015-06-30
GRAFTECH INTERNATIONAL LTD
filed 2015-07-29
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of July 17, 2015, 137,302,959 shares of common stock, par value $.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	As of December 31, 2014	As of June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$17,550	$14,505
Accounts and notes receivable, net of allowance for doubtful accounts of $7,471 as of December 31, 2014 and $6,459 as of June 30, 2015	162,919	121,686
Inventories	382,903	375,633
Prepaid expenses and other current assets	81,623	77,952
Total current assets	644,995	589,776
Property, plant and equipment	1,500,821	1,477,360
Less: accumulated depreciation	846,781	842,689
Net property, plant and equipment	654,040	634,671
Deferred income taxes	16,819	17,116
Goodwill	420,129	384,432
Other assets	97,822	86,979
Total assets	$1,833,805	$1,712,974
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,409	$72,136
Short-term debt	188,104	199,215
Accrued income and other taxes	24,506	20,412
Rationalizations	9,563	7,399
Other accrued liabilities	43,319	31,252
Total current liabilities	351,901	330,414
Long-term debt	341,615	349,335
Other long-term obligations	107,566	99,512
Deferred income taxes	28,197	24,237
Contingencies – Note 12
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 225,000,000 shares authorized, 152,821,011 shares issued as of December 31, 2014 and 153,225,065 shares issued as of June 30, 2015	1,528	1,532
Additional paid-in capital	1,825,880	1,829,391
Accumulated other comprehensive loss	(336,524)	(357,733)
Retained earnings (deficit)	(245,751)	(324,176)
Less: cost of common stock held in treasury, 15,922,729 shares as of December 31, 2014 and 15,870,143 shares as of June 30, 2015	(239,811)	(238,881)
Less: common stock held in employee benefit and compensation trusts, 80,967 shares as of December 31, 2014 and 69,244 shares as of June 30, 2015	(796)	(657)
Total stockholders’ equity	1,004,526	909,476
Total liabilities and stockholders’ equity	$1,833,805	$1,712,974
 See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$284,184	$165,122	$564,975	$372,333
Cost of sales	266,231	149,183	521,328	335,631
Gross profit	17,953	15,939	43,647	36,702
Research and development	2,903	1,914	5,673	4,345
Selling and administrative expenses	32,137	25,253	62,044	51,543
Rationalizations	831	1,769	917	4,263
Impairments	121,570	—	121,570	35,381
Operating loss	(139,488)	(12,997)	(146,557)	(58,830)

Other expense (income), net	(41)	699	753	1,092
Interest expense	9,155	9,195	18,154	18,116
Interest income	(55)	(273)	(113)	(346)
Loss before provision for income taxes	(148,547)	(22,618)	(165,351)	(77,692)

Provision for income taxes	6,886	199	1,599	733
Net loss	$(155,433)	$(22,817)	$(166,950)	$(78,425)

Basic loss per common share:
Net loss per share	$(1.14)	$(0.17)	$(1.23)	$(0.57)
Weighted average common shares outstanding	135,963	137,252	135,713	137,113

Diluted loss per common share:
Net loss per share	$(1.14)	$(0.17)	$(1.23)	$(0.57)
Weighted average common shares outstanding	135,963	137,252	135,713	137,113

STATEMENTS OF COMPREHENSIVE INCOME
Net loss	$(155,433)	$(22,817)	$(166,950)	$(78,425)
Other comprehensive income:
Foreign currency translation adjustments	(240)	7,515	2,147	(22,096)
Commodities and foreign currency derivatives and other, net of tax of ($169), $76, ($53) and ($78), respectively	479	42	164	887
Other comprehensive income (loss), net of tax:	239	7,557	2,311	(21,209)
Comprehensive loss	$(155,194)	$(15,260)	$(164,639)	$(99,634)

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2015
Cash flow from operating activities:
Net loss	$(166,950)	$(78,425)
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	66,507	39,384
Impairments	121,570	35,381
Deferred income tax provision	(1,724)	(4,947)
Post-retirement and pension plan changes	3,093	2,252
Stock-based compensation	2,752	2,628
Interest expense	7,471	7,699
Other charges, net	2,783	(1,321)
Decrease in working capital*	30,416	30,395
Increase in long-term assets and liabilities	(10,018)	(8,826)
Net cash provided by operating activities	55,900	24,220
Cash flow from investing activities:
Capital expenditures	(46,464)	(25,620)
Proceeds from the sale of assets	2,523	638
Payments for derivative instruments	(194)	(7,804)
Insurance recoveries	2,834	—
Net cash used in investing activities	(41,301)	(32,786)
Cash flow from financing activities:
Short-term debt, net	(1,019)	4,506
Revolving Facility borrowings	209,000	74,000
Revolving Facility reductions	(205,000)	(66,000)
Principal payments on long-term debt	(126)	(67)
Supply chain financing	(9,455)	—
Proceeds from exercise of stock options	2,813	—
Purchase of treasury shares	(435)	(63)
Revolving Facility refinancing fees	(2,636)	(2,722)
Other	918	(2,850)
Net cash (used in) provided by financing activities	(5,940)	6,804
Net increase (decrease) in cash and cash equivalents	8,659	(1,762)
Effect of exchange rate changes on cash and cash equivalents	181	(1,283)
Cash and cash equivalents at beginning of period	11,888	17,550
Cash and cash equivalents at end of period	$20,728	$14,505

* Net change in working capital due to the following components:
Change in current assets:
Accounts and notes receivable, net	$22,158	$34,858
Inventories	42,298	3,274
Prepaid expenses and other current assets	(18,660)	6,238
Decrease in accounts payable and accruals	(284)	(11,806)
Rationalizations	(15,076)	(2,183)
(Decrease) increase in interest payable	(20)	14
Decrease in working capital	$30,416	$30,395

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
C. New Accounting Standards
In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is supposed to be effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. On July 9, 2015, the FASB deferred the effective date to fiscal years beginning after December 15, 2017. We are in the process of assessing the impact of the adoption of ASU 2014-09 on the Company's financial position, results of operations and cash flows.
On April 7, 2015, FASB issued ASU 2015-3, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015. The Company had $9.7 million and $11.3 million of capitalized bank fees included within "Other Assets" on our consolidated balance sheets as of December 31, 2014 and June 30, 2015, respectively.

(2)	Pending Preferred Share Issuance and Tender Offer
Preferred Stock
On May 4, 2015, the Company entered into an Investment Agreement (the “Investment Agreement”) with BCP IV GrafTech Holdings LP, an affiliate of Brookfield Capital Partners Ltd. (“Brookfield”), pursuant to which the Company agreed to issue and sell and Brookfield agreed to purchase and pay for: (i) shares of a new Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) in an amount equal to 19.9% of the

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company’s outstanding common stock (the “Series A Preferred Shares”) and (ii) shares of a new Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock,” and, together with the Series A Preferred Stock, the “Preferred Stock”), in an amount equal to 150,000 less the number of Series A Preferred Shares, for an aggregate purchase price of $150,000,000 in cash (the “Purchase Price”).
The closing of the purchase and sale of the Preferred Stock (the “Closing”) is expected to occur upon the satisfaction of customary closing conditions set forth in the Investment Agreement and the satisfaction of any other applicable regulatory approval requirements.
Pursuant to the Investment Agreement, the Company is required to reimburse Brookfield for its reasonable, out-of-pocket fees and expenses (including the reasonable fees and expenses of legal counsel, accountants, investment bankers, brokers, or other representatives or consultants) up to $500,000 incurred in connection with the transaction.
The proceeds from the sale of the Preferred Stock will be used by the Company, along with its other cash and borrowing resources, to repay the Company’s senior subordinated notes due to mature in November 2015.
Upon issuance, the Series A Preferred Stock will be immediately convertible, at Brookfield’s option, into shares of common stock of the Company, at a conversion price of $5.00 per common share, subject to customary anti-dilution adjustments. Each share of the Series B Preferred Stock will automatically convert into one share of Series A Preferred Stock upon approval by the Company’s stockholders of such conversion in accordance with New York Stock Exchange requirements (the “Stockholder Approval”). The Company has agreed to seek the Stockholder Approval at the Company’s 2015 annual stockholders meeting.
The Preferred Stock will be entitled to an annual dividend at the rate of 7.0% prior to any dividend or distribution with respect to any of the Company’s capital stock junior to the Preferred Stock, which will be due and payable quarterly in arrears in cash. Dividends will be cumulative and will accrue until paid. If the Company fails to make timely dividend payments, the dividend rate would increase to 8% per annum until such time as all accrued but unpaid dividends have been paid in full. The Preferred Stock will have a liquidation preference equal to the greater of (x) $1,000 per share, plus all accrued and unpaid dividends thereon, whether or not declared and (y) the amount that the holders of the Preferred Stock would have received had they converted the Preferred Stock into shares of common stock (or Series A Preferred Stock in the case of Series B Preferred Stock) immediately prior to the time of liquidation. The Preferred Stock will rank junior to the Company’s existing and future indebtedness. The Series A Preferred Stock will have certain mandatory redemption rights at the holders’ option following the seventh anniversary of the issue date and certain redemption rights at the option of the Company following the fourth anniversary of the issue date if the daily volume weighted average price of the Company’s common stock equals or exceeds 175.0% of the conversion price for at least 40 trading days during a period of 60 consecutive trading days, in each instance at a redemption price per share equal to $1,000 per share plus all accrued and unpaid dividends thereon, whether or not declared. The Series B Preferred Stock has a mandatory redemption right at the holders’ option if the Stockholder Approval is not obtained by a specified date. The holders of the Preferred Stock also have the right, upon the occurrence of a change of control (other than one for which such holders have a repurchase right under the Investment Agreement), to require the Company to repurchase all or any portion of such holder’s shares of Preferred Stock, at a make-whole premium.

The holders of the Preferred Stock will be entitled to vote as a class on matters adversely affecting the Preferred Stock and, subject to certain ownership thresholds, on the election of designated board nominees, and the holders of the Series A Preferred Stock will be entitled to vote together with the holders of common stock, as a single class, on an as converted basis, on other matters. So long as 25% of the originally issued shares of Series A Preferred Stock is outstanding, holders of a majority of the Preferred Stock are entitled to veto rights over issuances of senior or parity securities and changes to the certificate of incorporation of the Company that are adverse to the Preferred Stock.
We recorded $2.9 million of issuance costs related to the Preferred Stock transaction as of June 30, 2015 in Prepaid and other current assets on the balance sheet, of which $2.7 million were paid in cash and included in the Cash Flow from Financing section of the Statement of Cash flows.
If the convertible preferred stock is issued, it would trigger acceleration of vesting of certain equity awards, performance awards at 100%, accelerated payment of certain awards and deferred compensation. If at least the minimum number of shares is purchased in the tender offer, it would constitute a change in control (as defined in our Credit Agreement) of the Company. As a result, the administrative agent, or lenders having more than 50% of the term loans, revolving exposures and unused commitments under our Credit Agreement may terminate the commitments

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

under the Credit Agreement and declare the loans thereunder then outstanding to be due and payable in whole (or in part). In addition, if more than 35% of the then outstanding shares are purchased in the tender offer, it would constitute a change in control (as defined in the indenture for the Senior Notes) of the Company. If certain downgrades of the ratings of the Senior Notes as specified in the indenture occur subsequent to the change in control, the Company will be required to offer to repurchase any or all of the Senior Notes at a repurchase price equal to 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest. Finally, if, prior to maturity or redemption, a change in control (as defined in the Senior Subordinated Notes) of the Company occurs, the holders of a majority of the Senior Subordinated Notes may, by written notice to the Company, declare the principal amount then outstanding under all (but not less than all) of the Senior Subordinated Notes to be immediately due and payable. If either the Credit Agreement or the Senior Subordinated Notes were accelerated, that may result in events of default in other agreements, including the indenture for the Senior Notes, which would permit the counterparties to such agreements to terminate those agreements and accelerate amounts that may be due thereunder. In addition, such transactions could impact the cash flows, ability to utilize net operating losses, earnings per share and other financial metrics and could result in litigation. We intend to obtain waivers relating to the change in control provisions in our Credit Agreement, however, there is no assurance we will be able to obtain such waivers.
Merger Agreement
On May 17, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BCP IV GrafTech Holdings LP, a Delaware limited partnership (“Parent”), and Athena Acquisition Subsidiary Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Acquisition Sub”), pursuant to which, among other things, Parent has agreed to make a cash tender offer (the “Offer ”) to purchase any and all of the outstanding shares of the Company’s common stock, par value $0.01 per share (the “Shares”), at a purchase price of $5.05 per Share in cash (the “Offer Price”). Parent and Acquisition Sub are indirect wholly owned subsidiaries of Brookfield.
The Offer commenced on May 26, 2015. The Offer's initial term was extended in accordance with the Merger Agreement and expired at midnight, New York Time, on July 28, 2015. The Offer was again extended in accordance with the Merger Agreement for an additional ten business days to allow for regulatory approvals. The Offer is to expire at midnight, New York Time, on August 13, 2015. The Offer is subject to the condition that prior to the expiration of the Offer, there have been validly tendered and not withdrawn, a number of Shares that, together with the Shares then owned by Brookfield and its controlled affiliates (including Shares issuable upon conversion of the Preferred Stock) represents at least 30% of the then outstanding Shares (the "Minimum Condition").
Pursuant to the Merger Agreement, if Shares validly tendered and not withdrawn in the Offer, together with the Shares then owned by Brookfield and its controlled affiliates (including Shares issuable upon conversion of the Preferred Stock, represent at least 80% of the then outstanding Shares plus the Shares issuable upon conversion of the Preferred Stock (the “Merger Condition”), Parent will transfer the Preferred Stock held by Parent to Acquisition Sub, Acquisition Sub (instead of Parent) will accept the Shares for purchase in the Offer and Acquisition Sub will merge with and into the Company, the separate corporate existence of Acquisition Sub will cease and the Company will continue as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). If the Merger Condition is satisfied, each Share that is not tendered and accepted pursuant to the Offer (other than cancelled shares, dissenting shares and shares held by the Company’s subsidiaries or Parent’s subsidiaries (other than Acquisition Sub)) will thereupon be cancelled and converted into the right to receive cash consideration in an amount equal to the Offer Price. The Merger Agreement contemplates that the Merger would be effected pursuant to Section 251(h) of the General Corporation Law of the State of Delaware (the “DGCL”) pursuant to which no stockholder vote will be required to consummate the Merger. If the Company terminates the Merger Agreement to enter into an agreement for a superior proposal (as defined in the Merger Agreement), the Company would be required to pay a designee of the Parent a $20 million termination fee.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)	Rationalizations and Impairments
Throughout 2013, 2014 and 2015 the Company undertook rationalization plans in order to streamline our organization and lower our production costs. The total rationalization and related charges incurred during the three and six months ended June 30, 2014 and 2015 are as follows:

All Plans	For the Three Months Ended June 30, 2014				For the Three Months Ended June 30, 2015
	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total
					(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$3,832	$413	$—	$4,245	$—	$—	$—	$—
Inventory loss	(148)	11,057	—	10,909	—	144	—	144
Fixed asset write-offs and other	4,403	131	—	4,534	413	1,072	—	1,485
Recorded in Research and Development
Accelerated depreciation	—	—	—	—	—	—	319	319
Recorded in Selling and General Administrative
Other	53	—	—	53	400	292	(276)	416
Recorded in Rationalizations
Severance and related costs	304	—	—	304	104	1,641	(130)	1,615
Contract terminations	527	—	—	527	—	154	—	154
Total	$8,971	$11,601	$—	$20,572	$917	$3,303	$(87)	$4,133
In the three months ended June 30, 2015, in connection with our rationalization initiatives, two sites, located respectively in Salvador, Brazil and in Pennsylvania, United States, substantially completed their decommissioning efforts  and met the criteria for assets held for sale. Because the carrying value of the sites did not exceed their estimated fair value, no additional impairment was recorded. As of June 30, 2015, the sites held for sale represent $1.7 million of assets reported under "Property, plant and equipment" and $0.5 million of liabilities, reported under "Other accrued liabilities".

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All Plans	For the Six Months Ended June 30, 2014				For the Six Months Ended June 30, 2015
	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total
					(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$20,852	$826	$—	$21,678	$432	$—	$—	$432
Inventory loss	667	11,048	—	11,715	(61)	947	—	886
Fixed asset write-offs and other	3,909	131	—	4,040	1,655	973	—	2,628
Recorded in Research and Development
Accelerated depreciation	—	—	—	—	—	—	940	940
Recorded in Selling and General Administrative
Other	78	—	—	78	400	295	790	1,485
Recorded in Rationalizations
Severance and related costs	418	(28)	—	390	157	4,006	(130)	4,033
Contract terminations	528	—	—	527	25	204	—	229
Total	$26,452	$11,977	$—	$38,428	$2,608	$6,425	$1,600	$10,633

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
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total 2013 Rationalization Initiatives Impact to Financial Results
Charges incurred related to the 2013 rationalization initiatives for the six months ended June 30, 2014 and June 30, 2015 are as follows:

2013 Plans	For the Three Months Ended June 30, 2014				For the Three Months Ended June 30, 2015
	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total
					(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$3,832	$413	$—	$4,245	$—	$—	$—	$—
Inventory loss	(148)	496	—	348	—	—	—	—
Fixed asset write-offs and other	4,403	131	—	4,534	413	249	—	662
Recorded in Selling and General Administrative
Other	52	—	—	52	—	—	—	—
Recorded in Rationalizations
Severance and related costs	304	—	—	304	10	146	—	156
Contract terminations	528	—	—	528	—	—	—	—
Total	$8,971	$1,040	$—	$10,011	$423	$395	$—	$818

2013 Plans	For the Six Months Ended June 30, 2014				For the Six Months Ended June 30, 2015
	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total
					(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$20,852	$826	$—	$21,678	$432	$—	$—	$432
Inventory loss	667	486	—	1,153	(61)	—	—	(61)
Fixed asset write-offs and other	3,909	131	—	4,040	1,655	258	—	1,913
Recorded in Selling and General Administrative
Other	78	—	—	78	—	—	—	—
Recorded in Rationalizations
Severance and related costs	418	(28)	—	390	97	146	—	243
Contract terminations	528	—	—	528	25	—	—	25
Total	$26,452	$1,415	$—	$27,867	$2,148	$404	$—	$2,552

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the roll-forward of the liability incurred for employee termination benefits and contract termination costs incurred in connection with the the rationalization initiatives described above. This liability is recorded as a current liability on the Consolidated Balance Sheets.

2013 Plans
(Dollars in thousands)
Balance as of December 31, 2013	$18,421
Charges incurred	613
Change in estimates	153
Payments and settlements	(16,494)
Effect of change in currency exchange rates	(1,658)
Balance as of December 31, 2014	1,035
Charges incurred	41
Change in estimates	229
Payments and settlements	(1,132)
Effect of change in currency exchange rates	(91)
Balance as of June 30, 2015	$82

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
Charges incurred related to the 2014 Engineered Solutions rationalization initiatives in 2015 are as follows:

2014 Engineered Solutions Rationalization	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2015
	Engineered Solutions Segment
	(Dollars in thousands)
Recorded in Cost of Sales
Inventory loss	10,562	109
Fixed asset write-offs and other	—	360
Recorded in Rationalizations
Severance and related costs	—	(733)
Total	$10,562	$(264)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2014 Engineered Solutions Rationalization	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2015
	Engineered Solutions Segment
	(Dollars in thousands)
Recorded in Cost of Sales
Inventory loss	$10,562	$543
Fixed asset write-offs and other	—	358
Recorded in Rationalizations
Severance and related costs	—	(749)
Contract terminations	—	50
Total	$10,562	$202

The following table represents the roll-forward of the liability incurred for employee termination benefits and contract termination costs incurred in connection with the 2014 Engineered Solutions rationalization initiatives described above. This liability is recorded as a current liability on the Consolidated Balance Sheets.

2014 Engineered Solutions Plan
(Dollars in thousands)
Balance as of December 31, 2013	$—
Charges incurred	2,611
Change in estimates	(40)
Payments and settlements	(916)
Balance as of December 31, 2014	1,655
Charges incurred	50
Change in estimates	(749)
Payments and settlements	(780)
Balance as of June 30, 2015	$176

2014 Corporate and Research & Development Rationalization
During the third quarter of 2014, we announced the conclusion of another phase of our on-going company-wide cost savings assessment. This resulted in changes to the Company’s operating and management structure in order to streamline, simplify and decentralize the organization. These actions are designed to reduce costs by a combination of reduced contractor costs, attrition, early retirements and layoffs. Additionally, the Company downsized its corporate functions by approximately 25 percent, relocated to a smaller, more cost effective corporate headquarters and established a new Technology and Innovation Center. The 2014 Corporate and Research and Development rationalization plan will result in approximately $20 million of charges consisting of severance, accelerated depreciation and other related costs, of which approximately $14 million have been incurred through June 30, 2015. Approximately $12 million of these costs will be cash outlays, the majority of which are expected to be disbursed in 2015.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Charges incurred related to the 2014 Corporate and Research & Development rationalization initiatives for 2015 are as follows:

2014 Corporate, Research and Development Rationalization	For the Three Months Ended June 30, 2015				For the Six Months Ended June 30, 2015
	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total
					(Dollars in thousands)
Recorded in Cost of Sales
Fixed asset write-offs and other	—	1	—	$1	—	1	—	1
Recorded in Research and Development
Accelerated depreciation	—	—	319	$319	—	—	940	940
Recorded in Selling and General Administrative
Other	400	—	(276)	$124	400	—	790	1,190
Recorded in Rationalizations
Severance and related costs	94	8	(130)	$(28)	60	8	(130)	(62)
Total	$494	$9	$(87)	$416	$460	$9	$1,600	$2,069

The following table represents the roll-forward of the liability incurred for employee termination benefits and contract termination costs incurred in connection with the 2014 Corporate and Research & Development rationalization initiatives described above. This liability is recorded as a current liability on the Consolidated Balance Sheets.

2014 Corporate and R&D Plan
(Dollars in thousands)
Balance as of December 31, 2013	$—
Charges incurred	8,159
Change in estimates	21
Payments and settlements	(1,155)
Effect of change in currency exchange rates	(152)
Balance as of December 31, 2014	6,873
Charges incurred	(34)
Change in estimates	(28)
Payments and settlements	(4,199)
Effect of change in currency exchange rates	(5)
Balance as of June 30, 2015	$2,607
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
Charges incurred related to the 2015 Advanced Graphite Materials rationalization initiative for the three and six months ended June 30, 2015 are as follows:

2015 Advanced Graphite Materials Rationalization	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
	Engineered Solutions Segment

Recorded in Cost of Sales
Inventory loss	35	404
Fixed asset write-offs and other	461	356
Recorded in Selling and General Administrative
Other	292	295
Recorded in Rationalizations
Severance and related costs	2,220	4,601
Contract terminations	154	154
Total	$3,162	$5,810
The following table represents the roll-forward of the liability incurred for employee termination benefits and contract termination costs incurred in connection with the 2015 Advanced Graphite Materials rationalization initiative described above. This liability is recorded as a current liability on the Consolidated Balance Sheets.

2015 Advanced Graphite Materials Rationalization
(Dollars in thousands)
Balance as of December 31, 2014	$—
Charges incurred	4,834
Payments and settlements	(263)
Effect of change in currency exchange rates	(38)
Balance as of June 30, 2015	$4,533

(4)	Stock-Based Compensation
For the three months ended June 30, 2014 and 2015, we recognized stock-based compensation expense of $2.2 million and $1.1 million, respectively. Substantially all of the expense, $1.6 million and $1.0 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statements of Operations, with the remaining expenses recorded as cost of sales and research and development.
For the six months ended June 30, 2014 and 2015, we recognized stock-based compensation expense of $2.8 million and $2.7 million, respectively. Substantially all of the expense, $2.1 million and $2.5 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statements of Operations, with the remaining expenses recorded as cost of sales and research and development.
As of June 30, 2015, the total compensation cost related to non-vested restricted stock, performance shares based on current forecasts, and stock options not yet recognized was $8.4 million, which will be recognized over the remaining weighted average life of 1.68 years.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock and Performance Shares
Restricted stock and performance share awards activity under the plans for the six months ended June 30, 2015 was:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested as of January 1, 2015	1,814,130	$6.31
Granted	19,969	8.31
Vested	(55,211)	10.23
Forfeited/canceled/expired	(188,407)	6.42
Outstanding unvested as of June 30, 2015	1,590,481	6.18

Stock Options
Stock option activity under the plans for the six months ended June 30, 2015 was:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of January 1, 2015	2,042,074	$10.93
Forfeited/canceled/expired	(203,592)	10.77
Outstanding as of June 30, 2015	1,838,482	10.95

(5)	Earnings per Share
The following table shows the information used in the calculation of our share counts for basic and diluted earnings per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Weighted average common shares outstanding for basic calculation	135,963,054	137,252,356	135,713,004	137,112,630
Add: Effect of stock options and restricted stock	—	—	—	—
Weighted average common shares outstanding for diluted calculation	135,963,054	137,252,356	135,713,004	137,112,630
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
The weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 1,079,251 shares in both the three and six months ended June 30, 2014, as these shares are anti-dilutive. The weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 1,359,199 shares in both the three and six months ended June 30, 2015, as these shares are anti-dilutive.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	Segment Reporting

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
The following tables summarize financial information concerning our reportable segments and all prior periods have been recast to reflect our new methodology:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(Dollars in thousands)		(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$206,655	$125,012	$425,431	$290,049
Engineered Solutions	77,529	40,110	139,544	82,284
Total net sales	$284,184	$165,122	$564,975	$372,333
Operating (loss) income:
Industrial Materials	$1,060	$3,094	$2,660	$(22,804)
Engineered Solutions	(124,664)	(3,455)	(119,259)	(7,848)
Corporate, R&D and Other expenses	(15,884)	(12,636)	(29,958)	(28,178)
Total operating loss	$(139,488)	$(12,997)	$(146,557)	$(58,830)

Reconciliation of segment operating loss to loss before provision for income taxes
Other expense (income), net	$(41)	$699	$753	$1,092
Interest expense	9,155	9,195	18,154	18,116
Interest income	(55)	(273)	(113)	(346)
Loss before provision for income taxes	$(148,547)	$(22,618)	$(165,351)	$(77,692)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)	Benefit Plans
The components of our consolidated net pension costs are set forth in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$473	$506	$946	$1,333
Interest cost	2,169	1,526	4,338	3,052
Expected return on plan assets	(1,938)	(1,354)	(3,876)	(2,708)
Amortization of prior service cost	1	1	2	2
Net cost	$705	$679	$1,410	$1,679

The components of our consolidated net postretirement costs are set forth in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$19	$4	$38	$8
Interest cost	352	315	704	630
Curtailment loss	1,048	—	1,048	—
Amortization of prior service benefit	(47)	(43)	(94)	(86)
Net cost	$1,372	$276	$1,696	$552

On March 27, 2015, we settled $59.0 million of projected benefit obligations in the United Kingdom through the purchase of a group annuity contract. The purchase was fully funded with pension assets. The obligation associated with this transaction will require no additional cash contributions by the company. The results of this settlement were not material to our operations.

(8)	Goodwill and Other Intangible Assets
We are required to review goodwill and indefinite-lived intangible assets annually for impairment. Goodwill impairment is tested at the reporting unit level (graphite electrodes, needle coke) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the first step of the analysis, we compared the estimated fair value of the reporting unit to its carrying value, including goodwill. The fair value of the reporting unit was determined based on an income approach, using DCF models from a market participant’s perspective. The DCF model included seventeen years of forecasted cash flows, plus an estimated terminal value. For the first several years in the models, the cash flows were based upon the current operating and capital plans as prepared by management and approved by executive management, adjusted to reflect the perspective of potential market participants. Beyond the first several years, the DCF model reflects known trends of cycles in the industry and incorporates them in the terminal value. Actual results may differ from those assumed in the Company’s forecast. A discount rate of 10.5% was applied to the forecasted cash-flows and is based on a weighted average cost of capital ("WACC"). Company specific beta and mix of debt to equity are inputs into the determination of the discount rate, which is then qualitatively assessed from the standpoint of potential market participants.

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
The changes in the carrying value of goodwill during the six months ended June 30, 2015 are as follows:

Total
(Dollars in Thousands)
Balance as of December 31, 2014	$420,129
Impairment	(35,381)
Currency translation effect	(316)
Balance as of June 30, 2015	$384,432
The following table summarizes acquired intangible assets with determinable useful lives by major category as of December 31, 2014 and June 30, 2015:

	As of December 31, 2014			As of June 30, 2015
	Gross Carrying Amount	Accumulated Amortization & Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization & Impairment	Net Carrying Amount
	(Dollars in Thousands)
Trade name	$7,900	$(4,817)	$3,083	$7,900	$(5,154)	$2,746
Technological know-how	43,349	(24,940)	18,409	43,349	(27,926)	15,423
Customer –related intangible	110,798	(57,192)	53,606	110,798	(62,556)	48,242
Total finite-lived intangible assets	$162,047	$(86,949)	$75,098	$162,047	$(95,636)	$66,411
Amortization expense of acquired intangible assets was $10.2 million and $8.7 million in the six months ended June 30, 2014 and 2015, respectively. Estimated amortization expense will approximate $8.4 million in the remainder of 2015, $13.1 million in 2016, $11.8 million in 2017, $10.7 million in 2018 and $9.2 million in 2019.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)	Debt and Liquidity
The following table presents our long-term debt:

	As of December 31, 2014	As of June 30, 2015
	(Dollars in thousands)
Revolving Facility	$40,000	$48,000
Senior Notes	300,000	300,000
Other Debt	1,615	1,335
Total	$341,615	$349,335
The following table presents our short-term debt:

	As of December 31, 2014	As of June 30, 2015
	(Dollars in thousands)
Senior Subordinated Notes	187,973	194,440
Other debt	131	4,775
Total Short-Term Debt	$188,104	$199,215
The fair value of debt, which was determined using Level 2 inputs, was $473.3 million, versus a book value of $529.7 million as of December 31, 2014. As of June 30, 2015, the fair value of our debt was $520.4 million versus a book value of 548.6 million. As of June 30, 2015, we were in compliance with all of our debt covenants.
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
As of June 30, 2015, we had $258 million of unused borrowing capacity under the revolving credit facility (after considering financial covenants restrictions and the outstanding letters of credit of approximately $6.3 million).
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

If, prior to maturity, a change in control (as defined in the indenture) of the Company occurs and thereafter certain downgrades of the ratings of the Senior Notes as specified in the indenture occur, the Company will be required to offer to repurchase any or all of the Senior Notes at a repurchase price equal to 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest. The acquisition of beneficial ownership by Brookfield of more than 35% of the Company's outstanding Shares or more than 35% of the total voting power of the voting stock of the Company (including the Preferred Stock) would constitute a change in control as defined in the Indenture.

The indenture for the Senior Notes also contains covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to: (i) create liens or use assets as security in other transactions; (ii) engage in certain sale/leaseback transactions; and (iii) merge, consolidate or sell, transfer, lease or dispose of substantially all of their assets.

The indenture for the Senior Notes also contains customary events of default, including (i) failure to pay principal or interest on the Senior Notes when due and payable, (ii) failure to comply with covenants or agreements in the indenture or the Senior Notes which failures are not cured or waived as provided in the indenture, (iii) failure to pay indebtedness of the Company, any Subsidiary Guarantor or Significant Subsidiary (each, as defined in the indenture) within any applicable grace period after maturity or acceleration and the total amount of such indebtedness unpaid or accelerated exceeds $50.0 million, (iv) certain events of bankruptcy, insolvency, or reorganization, (v) failure to pay any judgment or decree for an amount in excess of $50.0 million against the Company, any Subsidiary Guarantor or any Significant Subsidiary that is not discharged, waived or stayed as provided in the indenture, (vi) cessation of any Subsidiary Guarantee (as defined in the indenture) to be in full force and effect or denial or disaffirmance by any subsidiary guarantor of its obligations under its subsidiary guarantee, and (vii) a default under the Company's Senior Subordinated Notes. In the case of an event of default, the principal amount of the Senior Notes plus accrued and unpaid interest may be accelerated.
Senior Subordinated Notes
On November 30, 2010, in connection with the acquisitions of Seadrift Coke LP and C/G Electrodes, LLC, we issued Senior Subordinated Notes for an aggregate total face amount of $200 million. These Senior Subordinated Notes are non-interest bearing and mature in 2015. Because the promissory notes are non-interest bearing, we were required to record them at their present value (determined using an interest rate of 7%). The difference between the face amount of the promissory notes and their present value is recorded as debt discount. The debt discount will be amortized to income using the interest method, over the life of the promissory notes. The loan balance, net of unamortized discount, was $194.4 million as of June 30, 2015. This balance was reclassified in November 2014 to short-term debt on our balance sheet as the maturity date is within one year.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10)	Inventories
Inventories are comprised of the following:

	As of December 31, 2014	As of June 30, 2015
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$122,218	$111,519
Work in process	176,141	168,396
Finished goods	84,544	95,718
Total	$382,903	$375,633
(11) Interest Expense
The following table presents an analysis of interest expense:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(Dollars in thousands)		(Dollars in thousands)

Interest incurred on debt	$5,345	$5,282	$10,714	$10,452
Amortization of discount on Senior Subordinated Notes	3,048	3,261	6,045	6,468
Amortization of debt issuance costs	762	652	1,395	1,196
Total interest expense	$9,155	$9,195	$18,154	$18,116
Interest Rates
The Revolving Facility had an effective interest rate of 2.17% and 2.37% as of December 31, 2014 and June 30, 2015, respectively. The Senior Subordinated Notes have an implied interest rate of 7.00%. The Senior Notes have a fixed interest rate of 6.375%.

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
The Merger Agreement with the affiliates Brookfield contains provisions for the payment of termination fees of up to $20 million in the event that the Merger Agreement is terminated under certain circumstances.  Pursuant to the Investment Agreement, the Company is required to reimburse Brookfield for its reasonable, out-of- pocket fees and expenses (including the reasonable fees and expenses of legal counsel, accountants, investment bankers, brokers, or other representatives or consultants) up to $500,000 incurred in connection with the transactions thereunder.  See Note 2 "Pending Preferred Share Issuance and Tender Offer" for additional information regarding the Merger Agreement and the Preferred Stock Issuance.

Pending Litigation Against GrafTech and Brookfield

A number of putative class action complaints have been filed relating to the merger.  The lawsuits, which contain substantially similar allegations, include allegations that the transactions do not appropriately value the Company, were the result of an inadequate process, include preclusive deal protection devices, involved conflicts of

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

interests and further allege that the public disclosures made by the Company in connection with such transactions were materially misleading. GrafTech, Brookfield and Brookfield's affiliates are alleged to have aided and abetted the alleged fiduciary breaches. The lawsuits seek a variety of equitable relief, including enjoining the GrafTech board of directors from proceeding with the proposed merger unless and until they have acted in accordance with their fiduciary duties to maximize shareholder value and rescission of the merger to the extent implemented, in addition to damages arising from the defendants’ alleged breaches and attorneys’ fees and costs. The defendants believe that the allegations are without merit and intend to vigorously defend the lawsuits.

The lawsuits include: a lawsuit captioned Travis J. Kelleher, etc. v. GrafTech International Ltd., et. al. (Case No. CV-15-846032) filed on May 22, 2015, in the Court of Common Pleas in the State of Ohio; a lawsuit captioned David Widlewski v. Randy Carson, Thomas A. Danjczek, Karen Finerman, Joel L. Hawthorne, David R. Jardini, Nathan Milikowsky, M. Catherine Morris, BCP IV GrafTech Holdings LP, and Athena Acquisition Subsidiary Inc. (Civil Action No. 11086-VCL) filed on June 2, 2015, in the Court of Chancery of the State of Delaware; a lawsuit captioned Walter Watson. v. GrafTech International Ltd., Randy Carson, Thomas A. Danjczek, Karen Finerman, Joel L. Hawthorne, David R. Jardini, Nathan Milikowsky, M. Catherine Morris, Brookfield Asset Management, Inc., Brookfield Capital Partners Ltd., Brookfield Capital Partners IV L.P., BCP IV GrafTech Holdings LP, and Athena Acquisition Subsidiary Inc. (Civil Action No. 11096-VCL) filed on June 4, 2015, in the Court of Chancery of the State of Delaware; a lawsuit captioned CyHyoung Park v. GrafTech International Ltd., Randy Carson, Thomas A. Danjczek, Karen Finerman, Joel L. Hawthorne, David R. Jardini, Nathan Milikowsky, M. Catherine Morris, BCP IV GrafTech Holdings LP, and Athena Acquisition Subsidiary Inc. (Civil Action No. 11125-VCL) filed on June 9, 2015, in the Court of Chancery of the State of Delaware; a lawsuit captioned Charles Daeda v. GrafTech International Ltd., Randy Carson, Thomas A. Danjczek, Karen Finerman, Joel L. Hawthorne, David R. Jardini, Nathan Milikowsky, M. Catherine Morris, Brookfield Asset Management Inc., BCP IV GrafTech Holdings LP, and Athena Acquisition Subsidiary Inc. (Civil Action No. 11145-VCL) filed on June 15, 2015, in the Court of Chancery of the State of Delaware; a lawsuit captioned Abraham Grinberger, v. GrafTech International Ltd., Randy Carson, Thomas A. Danjczek, Karen L. Finerman, Joel L. Hawthorne, David R. Jardini, Nathan Milikowsky, M. Catherine Morris, Brookfield Asset Management Inc., Brookfield Capital Partners Ltd., BCP IV GrafTech Holdings LP, Athena Acquisition Subsidiary Inc. (Civil Action No. 11148-VCL) filed on June 15, 2015,  in the Court of Chancery of the State of Delaware; a lawsuit captioned Bruce Wells v. GrafTech International Ltd., Randy Carson, Thomas A. Danjczek, Karen Finerman, Joel L. Hawthorne, David R. Jardini, Nathan Milikowsky, M. Catherine Morris, BCP IV GrafTech Holdings LP, Athena Acquisition Subsidiary Inc., and Brookfield Capital Partners Ltd. (Civil Action No. 11166-VCL) filed on June 17, 2015,  in the Court of Chancery of the State of Delaware; and a lawsuit captioned Mark O’Neill and Adoracion Guerrero, et. al. v. Joel L. Hawthorne, et. al. (Case No. CV-15-847670) filed on June 29, 2015,  in the Court of Common Pleas in the State of Ohio.
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the six months ended June 30, 2015, are presented below:

(Dollars in thousands)
Balance as of December 31, 2014	$923
Product warranty adjustments	1,035
Payments and settlements	(382)
Balance as of June 30, 2015	$1,576

(13)	Income Taxes
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the provision for income taxes for the six months ended June 30, 2014 and June 30, 2015:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(Dollars in thousands)		(Dollars in thousands)
Tax (benefit) expense	$6,886	$199	$1,599	$733
Pretax loss	$(148,547)	$(22,618)	$(165,351)	$(77,692)
Effective tax rates	(4.6)%	(0.9)%	(1.0)%	(0.9)%
For the three months ended June 30, 2015, the effective tax rate differs from the U.S. statutory rate of 35% primarily due to recent losses in the U.S. where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future. For the three months ended June 30, 2014 the effective tax rate differs from the U.S. statutory rate of 35% primarily due to a valuation allowance setup against U.S. foreign tax credit deferred tax attributes, various state net operating loss deferred tax attributes, and the establishment of a valuation allowance against our net US deferred asset position.

As of June 30, 2015, we had unrecognized tax benefits of $3.7 million, $2.7 million of which, if recognized, would have a favorable impact on our effective tax rate.

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
Foreign currency derivatives
We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures such as foreign currency denominated debt, sales, receivables, payables, and purchases. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. There was no ineffectiveness on these contracts designated as hedging instruments during the six months ended June 30, 2014 and 2015, respectively.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In 2014 and 2015, we entered into foreign currency derivatives denominated in the Mexican peso, South African rand, Brazilian real, euro and Japanese yen. These derivatives were entered into to protect the risk that the eventual cash flows resulting from commercial and business transactions may be adversely affected by changes in exchange rates between the U.S. dollar and the Mexican peso, South African rand, Brazilian real, euro and Japanese yen. As of June 30, 2015, we had outstanding Mexican peso, South Afican rand, euro, and Japanese yen currency contracts with an aggregate notional amount of $72.5 million. The foreign currency derivatives outstanding as of June 30, 2015 have several maturity dates ranging from July 2015 to December 2015.
Commodity derivative contracts
We periodically enter into derivative contracts for certain refined oil products and natural gas. These contracts are entered into to protect against the risk that eventual cash flows related to these products may be adversely affected by future changes in prices. There was no ineffectiveness on these contracts during the six months ended June 30, 2015. As of June 30, 2015, we had no outstanding derivative swap contracts for refined oil products.
Net Investment Hedges
We use certain intercompany debt to hedge a portion of our net investment in our foreign operations against currency exposure (net investment hedge). Intercompany debt denominated in foreign currency and designated as a non-derivative net investment hedging instrument was $15.8 million and $15.1 million as of December 31, 2014 and June 30, 2015, respectively. Within the currency translation adjustment portion of other comprehensive income, we recorded gains of $0.2 million and $0.1 million in three months ended June 30, 2014 and June 30, 2015, respectively, resulting from these net investment hedges.
The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. The following tables present the fair values of our derivatives and their respective balance sheet locations as of December 31, 2014 and June 30, 2015:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2014	(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Prepaid and other current assets	$722	Other current liabilities	$1,234
Commodity derivative contracts	Prepaid and other current assets	—	Other current liabilities	7,067
Total fair value		$722		$8,301

As of June 30, 2015
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Prepaid and other current assets	$924	Other current liabilities	$613
Total fair value		$924		$613

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2014	(Dollars in Thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$80	Other current liabilities	$428
Total fair value		$80		$428

As of June 30, 2015
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$181	Other current liabilities	$474
Total fair value		$181		$474
The location and amount of realized (gains) losses on derivatives are recognized in the Statements of Operations when the hedged item impacts earnings and are as follows for the three and six months ended June 30, 2014 and 2015:

		Amount of (Gain)/Loss Recognized (Effective Portion)
For the Three months ended June 30,	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	2014	2015
		(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives, excluding tax of ($3) and $56, respectively	Revenue / Cost of goods sold/Other expense / (income)	$27	$(563)
Commodity forward derivatives, excluding tax of $181 and ($193), respectively	Revenue / Cost of goods sold	$(503)	$528

		Amount of (Gain)/Loss Recognized
For the Three months ended June 30,	Location of (Gain)/Loss Recognized in the Consolidated Statement of Operations	2014	2015
		(Dollars in thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Cost of goods sold/Other expense (income)	$130	$(214)

		Amount of (Gain)/Loss Recognized (Effective Portion)
For the Six Months Ended June 30,	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	2014	2015
		(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives, excluding tax of ($33) and $128, respectively	Revenue / Cost of goods sold/ Other expense / (income)	$328	$(1,275)
Commodity forward derivatives, excluding tax of ($9) and ($289), respectively	Revenue / Cost of goods sold	$26	$793

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Amount of (Gain)/Loss Recognized
For the Six Months Ended June 30,	Location of (Gain)/Loss Recognized in the Consolidated Statement of Operations	2014	2015
		(Dollars in thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Cost of goods sold/Other expense (income)	$(61)	$676
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

    The following tables set forth condensed consolidating balance sheets as of December 31, 2014 and June 30, 2015 and condensed consolidating statements of operations and comprehensive income for the three and six months ended June 30, 2014 and 2015 and condensed consolidating statements of cash flows for the six months ended June 30, 2014 and 2015 of the Parent Guarantors and the Non-Guarantors.

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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2015
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,278	$13,227	$—	$14,505
Accounts receivable - affiliates	42,976	29,081	9,230	(81,287)	—
Accounts receivable - trade	—	30,362	91,324	—	121,686
Inventories	—	145,605	230,028	—	375,633
Prepaid and other current assets	—	17,935	60,017	—	77,952
Total current assets	42,976	224,261	403,826	(81,287)	589,776

Investment in affiliates	1,331,268	702,677	—	(2,033,945)	—
Property, plant and equipment	—	424,235	210,436	—	634,671
Deferred income taxes	—	—	17,116	—	17,116
Goodwill	—	181,717	202,715	—	384,432
Notes receivable - affiliate	28,304	7,413	—	(35,717)	—
Other assets	3,813	40,972	42,194	—	86,979
Total Assets	$1,406,361	$1,581,275	$876,287	$(2,150,949)	$1,712,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - affiliate	$—	$52,201	$29,086	$(81,287)	$—
Accounts payable - trade	—	28,386	43,750	—	72,136
Short-term debt	194,441	2,132	2,642	—	199,215
Accrued income and other taxes	—	4,318	16,094	—	20,412
Rationalizations	—	2,942	4,457	—	7,399
Supply chain financing liability	—	—	—	—	—
Other accrued liabilities	2,444	9,287	19,521	—	31,252
Total current liabilities	196,885	99,266	115,550	(81,287)	330,414

Long-term debt - affiliate	—	28,304	7,413	(35,717)	—
Long-term debt - third party	300,000	48,326	1,009	—	349,335
Other long-term obligations	—	68,981	30,531	—	99,512
Deferred income taxes	—	5,130	19,107	—	24,237
Stockholders' equity	909,476	1,331,268	702,677	(2,033,945)	909,476
Total Liabilities and Stockholders' Equity	$1,406,361	$1,581,275	$876,287	$(2,150,949)	$1,712,974

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended June 30, 2014
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$53,959	$33,364	$(87,323)		$—
Sales - third party	—	110,806	173,378	—		284,184
Net sales	—	164,765	206,742	(87,323)		284,184
Cost of sales	—	157,447	196,107	(87,323)		266,231
Gross profit	—	7,318	10,635	—		17,953

Research and development	—	2,903	—	—		2,903
Selling and administrative expenses	—	14,265	17,872	—		32,137
Impairments	—	121,570	—	—		121,570
Rationalizations	—	16	815	—		831
Operating income (loss)	—	(131,436)	(8,052)	—		(139,488)

Other (income) expense, net	—	(4)	(37)	—		(41)
Interest expense - affiliate	—	210	—	(210)		—
Interest expense - third party	8,003	906	246	—		9,155
Interest income - affiliate	(210)	—	—	210		—
Interest income - third party	—	—	(55)	—		(55)
Income (loss) before income taxes	(7,793)	(132,548)	(8,206)	—	`	(148,547)

Provision for income taxes	(2,806)	9,847	(155)	—		6,886
Equity in earnings of subsidiary	(150,446)	(8,051)	—	158,497		—
Net (loss) income	$(155,433)	$(150,446)	$(8,051)	$158,497		$(155,433)

Statements of Comprehensive Income

Net (loss) income	$(155,433)	$(150,446)	$(8,051)	$158,497		$(155,433)
Other comprehensive income (loss)	239	239	45	(284)		239
Comprehensive (loss) income	$(155,194)	$(150,207)	$(8,006)	$158,213		$(155,194)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended June 30, 2015
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$52,107	$15,572	$(67,679)		$—
Sales - third party	—	62,397	102,725	—		165,122
Net sales	—	114,504	118,297	(67,679)		165,122
Cost of sales	—	102,449	114,413	(67,679)		149,183
Gross profit	—	12,055	3,884	—		15,939

Research and development	—	1,914	—	—		1,914
Selling and administrative expenses	—	12,394	12,859	—		25,253
Rationalizations	—	(626)	2,395	—		1,769
Operating income (loss)	—	(1,627)	(11,370)	—		(12,997)

Other (income) expense, net	—	423	276	—		699
Interest expense - affiliate	—	145	—	(145)		—
Interest expense - third party	8,220	858	117	—		9,195
Interest income - affiliate	(145)	—	—	145		—
Interest income - third party	—	(5)	(268)	—		(273)
Income (loss) before income taxes	(8,075)	(3,048)	(11,495)	—	`	(22,618)

Provision for income taxes	—	(4,042)	4,241	—		199
Equity in earnings of subsidiary	(14,742)	(15,736)	—	30,478		—
Net (loss) income	$(22,817)	$(14,742)	$(15,736)	$30,478		$(22,817)

Statements of Comprehensive Income

Net (loss) income	$(22,817)	$(14,742)	$(15,736)	$30,478		$(22,817)
Other comprehensive income (loss)	7,557	7,557	6,623	(14,180)		7,557
Comprehensive (loss) income	$(15,260)	$(7,185)	$(9,113)	$16,298		$(15,260)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the six months ended June 30, 2014
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$124,316	$68,571	$(192,887)		$—
Sales - third party	—	221,930	343,045	—		564,975
Net sales	—	346,246	411,616	(192,887)		564,975
Cost of sales	—	314,476	399,739	(192,887)		521,328
Gross profit	—	31,770	11,877	—		43,647

Research and development	—	5,673	—	—		5,673
Selling and administrative expenses	—	24,132	37,912	—		62,044
Impairments	—	121,570	—	—		121,570
Rationalizations	—	52	865	—		917
Operating income (loss)	—	(119,657)	(26,900)	—		(146,557)

Other (income) expense, net	—	820	(67)	—		753
Interest expense - affiliate	—	436	—	(436)		—
Interest expense - third party	15,955	1,646	553	—		18,154
Interest income - affiliate	(436)	—	—	436		—
Interest income - third party	—	—	(113)	—		(113)
Income (loss) before income taxes	(15,519)	(122,559)	(27,273)	—	`	(165,351)

Provision for income taxes	(5,587)	14,399	(7,213)	—		1,599
Equity in earnings of subsidiary	(157,018)	(20,060)	—	177,078		—
Net (loss) income	$(166,950)	$(157,018)	$(20,060)	$177,078		$(166,950)

Statements of Comprehensive Income

Net (loss) income	$(166,950)	$(157,018)	$(20,060)	$177,078		$(166,950)
Other comprehensive income (loss)	2,311	2,311	2,522	(4,833)		2,311
Comprehensive (loss) income	$(164,639)	$(154,707)	$(17,538)	$172,245		$(164,639)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the six months ended June 30, 2015
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$103,291	$42,346	$(145,637)		$—
Sales - third party	—	134,418	237,915	—		372,333
Net sales	—	237,709	280,261	(145,637)		372,333
Cost of sales	—	219,037	262,231	(145,637)		335,631
Gross profit	—	18,672	18,030	—		36,702

Research and development	—	4,345	—	—		4,345
Selling and administrative expenses	—	26,836	24,707	—		51,543
Impairments	—	35,381	—	—		35,381
Rationalizations	—	(300)	4,563	—		4,263
Operating loss	—	(47,590)	(11,240)	—		(58,830)

Other expense (income), net	—	732	360	—		1,092
Interest expense - affiliate	—	305	—	(305)		—
Interest expense - third party	16,382	1,523	211	—		18,116
Interest income - affiliate	(305)	—	—	305		—
Interest income - third party	—	(5)	(341)	—		(346)
Loss before income taxes	(16,077)	(50,145)	(11,470)	—	`	(77,692)

(Benefit from) provision for income taxes	—	(3,691)	4,424	—		733
Equity in losses of subsidiary	(62,348)	(15,894)	—	78,242		—
Net (loss) income	$(78,425)	$(62,348)	$(15,894)	$78,242		$(78,425)

Statements of Comprehensive Income

Net (loss) income	$(78,425)	$(62,348)	$(15,894)	$78,242		$(78,425)
Other comprehensive income (loss)	(21,209)	(21,209)	(22,207)	43,416		(21,209)
Comprehensive (loss) income	$(99,634)	$(83,557)	$(38,101)	$121,658		$(99,634)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2014
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$(11,480)	$33,155	$34,225	$—	$55,900

Cash flow from investing activities:
(Loans to) repayments from affiliates	8,184	—	—	(8,184)	—
Capital expenditures	—	(31,882)	(14,582)	—	(46,464)
Proceeds from derivative instruments	—	74	(268)	—	(194)
Proceeds from sale of fixed assets		—	2,523		2,523
Insurance recoveries	—	—	2,834	—	2,834
Net cash (used in) provided by investing activities	8,184	(31,808)	(9,493)	(8,184)	(41,301)

Cash flow from financing activities:
Loans from (repayments to) affiliates	—	(8,184)	—	8,184	—
Short-term debt borrowings	—	(23)	(996)	—	(1,019)
Revolving Facility borrowings	—	131,000	78,000	—	209,000
Revolving Facility reductions	—	(124,000)	(81,000)	—	(205,000)
Principal payments on long term debt	—	(66)	(60)	—	(126)
Supply chain financing	—	—	(9,455)	—	(9,455)
Proceeds from exercise of stock options	2,813	—	—	—	2,813
Purchase of treasury shares	(435)	—	—	—	(435)
Revolver facility refinancing	—	(2,320)	(316)	—	(2,636)
Other	918	—	—	—	918
Net cash provided by (used in) financing activities	3,296	(3,593)	(13,827)	8,184	(5,940)

Net increase in cash and cash equivalents	—	(2,246)	10,905	—	8,659
Effect of exchange rate changes on cash and cash equivalents	—	—	181	—	181
Cash and cash equivalents at beginning of period	—	4,752	7,136	—	11,888
Cash and cash equivalents at end of period	$—	$2,506	$18,222	$—	$20,728

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2015
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities:	$(7,355)	$22,992	$36,293	$(27,710)	$24,220

Cash flow from investing activities:
Repayments from affiliates	7,418	—	—	(7,418)	—
Capital expenditures	—	(16,994)	(8,626)	—	(25,620)
Payments for (proceeds from) derivatives	—	397	241	—	638
Proceeds from sale of assets	—	(7,595)	(209)	—	(7,804)
Insurance recoveries	—	—	—	—	—
Net cash provided by (used in) investing activities	7,418	(24,192)	(8,594)	(7,418)	(32,786)

Cash flow from financing activities:
Repayments to affiliates	—	(7,418)	—	7,418	—
Dividends to affiliates	—	—	(27,710)	27,710
Short-term debt borrowings	—	2,001	2,505	—	4,506
Revolving Facility borrowings	—	62,000	12,000	—	74,000
Revolving Facility reductions	—	(54,000)	(12,000)	—	(66,000)
Principal payments on long term debt	—	(67)	—	—	(67)
Supply chain financing	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—
Purchase of treasury shares	(63)	—	—	—	(63)
Revolver facility refinancing	—	(2,691)	(31)	—	(2,722)
Other	—	(2,850)	—	—	(2,850)
Net cash provided by (used in) financing activities	(63)	(3,025)	(25,236)	35,128	6,804

Net increase in cash and cash equivalents	—	(4,225)	2,463	—	(1,762)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,283)	—	(1,283)
Cash and cash equivalents at beginning of period	—	5,503	12,047	—	17,550
Cash and cash equivalents at end of period	$—	$1,278	$13,227	$—	$14,505

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(16)	Subsequent Events

On July 28, 2015, GrafTech and certain of its subsidiaries entered into an amendment to the Amended and Restated Credit Agreement to change the terms regarding the occurrence of a default upon a change in control (which is defined thereunder to include the acquisition by any person of more than 25 percent of GrafTech’s outstanding shares) to exclude the acquisition of shares by Brookfield (see Note 2 to the Financial Statements).  In addition, effective upon such acquisition, the financial covenants will be eased, resulting in increased availability under the Revolving Facility. The size of the Revolving Facility will also be reduced from $400 million to $375 million.

The interest rate applicable to the Revolving Facility is LIBOR plus a margin ranging from 2.25% to 4.75% (depending on our total senior secured leverage ratio). The borrowers pay a per annum fee ranging from 0.35% to 0.70% (depending on our senior secured leverage ratio) on the undrawn portion of the commitments under the Revolving Facility. The new financial covenants, when they become effective, require us to maintain a minimum cash interest coverage ratio ranging from 1.50 to 2.50 and a maximum senior secured leverage ratio ranging from 5.75 to 3.00, subject to adjustment over time.

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
Unless otherwise specifically noted, market and market share data in this Report are our own estimates or derived from sources described in “Part I – Preliminary Notes – Presentation of Financial, Market and Legal Data” in the Annual Report, which description is incorporated herein by reference. Our estimates involve risks and uncertainties and are subject to change based on various s, including those discussed under “Forward Looking Statements and Risks” in this Report and “Forward Looking Statements” and “Risk Factors” in the Annual Report. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources has consented to the disclosure or use of data in this Report.
Reference is made to the Annual Report for background information on various risks and contingencies and other matters related to circumstances affecting us and our industry.
Neither any statement made in this Report nor any charge taken by us relating to any legal proceedings constitutes an admission as to any wrongdoing.
Forward Looking Statements
Forward Looking Statements and Risks. This Report contains forward looking statements. In addition, we or our representatives have made or may make forward looking statements on telephone or conference calls, by webcasts or emails, in person, in presentations or written materials, or otherwise. These include statements about such matters as the proposed issuance of convertible preferred stock, the conditions to consummation of such issuance, the terms of such stock issuance and stock, the use of proceeds and related matters; the tender offer and possible merger, the conditions to consummation thereof, the terms thereof and related matters; the effects of such issuance, tender offer and merger under equity award and benefit plans and agreements or our credit agreement, senior notes or senior subordinated notes; our future, targeted or expected (or the impact of current, future, expected or targeted): operational and financial performance; changes in production capacity in our operations and our competitors' or customers' operations and the utilization rates of that capacity; growth rates for, prices and sales of, and demand for, our products and our customers' products; costs of materials and production, including increases or decreases therein, our ability to pass on any such increases in our product prices or impose surcharges thereon, or customer or market demand to reduce our prices due to such decreases; changes in customer order patterns due to changes in economic conditions; productivity, business process and operational initiatives; our position in markets we serve; debt or equity financing and refinancing activities; divestitures, asset sales, investments and acquisitions and the performance of the businesses underlying such divestitures, acquisitions and investments; employment and contributions of key personnel; employee relations and collective bargaining agreements covering many of our operations; tax rates; capital expenditures and changes therein; nature and timing of restructuring and rationalization charges and payments; stock repurchase or issuance activities; the pending proxy contest, the impacts thereof and other possible changes in Board composition, posssible changes in control and the impacts thereof; changes in capital structure or share ownership; supply chain management; customer and supplier contractual provisions and related opportunities and issues; competitive activities; strategic plans, initiatives and business projects; regional and global economic and industry market conditions, the timing and magnitude of changes in such conditions; interest rate management activities; currency rate management activities; deleveraging activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, technology development and collaboration, investment, acquisition, divestitures, asset sales, venture, operational, tax, financial and capital projects; legal proceedings, investigations, contingencies, and environmental compliance including any regulatory initiatives with respect to greenhouse gas emissions; consulting projects; potential offerings, sales and other actions regarding debt, equity or convertible securities of us or our subsidiaries; and costs, working capital, revenues, business opportunities, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. The words “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,”

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

“intend,” “should,” “would,” “could,” “target,” “goal,” “continue to,” “positioned to” and similar expressions, or the negatives thereof, identify some of these statements.
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

•
the failure to satisfy conditions contained in the Merger Agreement or the Investment Agreement, including due to material adverse changes effecting us or our prospects or failure to obtain regulatory approvals; litigation in relation to such transactions; adjustments to our first quarter 2015;

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
In its July 9, 2015 report, the International Monetary Fund (IMF) reduced its estimate for 2015 global GDP growth to 3.3 percent. The report states that weaker than expected activity in the first quarter, particularly in North America, drove the change in estimate. Advanced economies’ growth prospects are anticipated to improve throughout the year while a slowdown in growth continues to be expected in emerging economies.

Steel customer sentiment remains negative globally. Global steel utilization rates continue to be low given excess industry capacity, weak end-market demand and high export levels from China. In its July 22, 2015 report, the World Steel Association (WSA) reported that global steel production declined approximately two percent in the six months ended 2015, as compared to the same period in the prior year. WSA reported that the average world steel capacity utilization rate was 72.2 percent in June, 350 basis points lower than June 2014. In the United States, steel production declined approximately nine percent year-over-year in the six months ended June 30, 2015. Steel production in ten of the top 15 steel producing countries, which represent a large share of EAF production, declined approximately six percent year-to-date.

2015 Action Plan
The Company continues to execute its cost savings initiatives and align production rates with market demand.

•	The Company is on track to deliver approximately $50 million in cash savings in 2015 following successful execution of the previously announced cost savings initiatives.

•
Graphite electrode production rates have been reduced to align production to lower customer demand and reduce inventory. Graphite electrode production rates averaged approximately 84 percent in the first half of 2015 and are expected to decline to approximately 60 percent in the second half of 2015.

•	The Company continues to realign the production platform and optimize the product portfolio for its advanced graphite materials business.

•	Capital expenditures have been reduced by approximately $30 million year-over-year. Current capital expenditures are estimated to be in the range of $50 million to $55 million in 2015.

•	Global headcount has been reduced by approximately 800, more than 25 percent, since the beginning of 2014.

•	The research and development function has been redesigned to place a greater emphasis on driving innovation to support new product development that builds on the Company’s 129-year heritage.

Guidance
Market conditions remain challenging in both the Industrial Materials segment and Engineered Solutions segment. Pricing in the Industrial Materials segment will be lower year-over-year, while volumes in this segment remain under pressure due to weak electric arc furnace steel production in response to continued end-market weakness and to temporary displacement by high Chinese steel export levels. In the Engineered Solution segment, weak advanced consumer electronics and oil and gas market demand for our products is negatively impacting volumes and pricing. While the previously announced cost initiatives are on track to deliver $50 million in cash savings in 2015, these savings will not fully offset the decline in pricing and volume across both business segments. In light of these market conditions, the Company will reduce production rates further to align with current market demand.
Based on these conditions, the Company does not expect a significant improvement in results in the second half of 2015.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Results of Operations and Segment Review
Three Months Ended June 30, 2014 as Compared to Three Months Ended June 30, 2015.
The tables presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the three months ended June 30, 2014 and June 30, 2015. Throughout our MD&A, changes that are less than 5% or less than $1.0 million, may be deemed not meaningful and are generally excluded from the discussion.

	For the Three Months Ended
	June 30,			Increase	%
(in thousands, except per share data and % change)	2014		2015	(Decrease)	Change
Net sales	$284,184		$165,122	$(119,062)	(42)%
Cost of sales	266,231		149,183	(117,048)	(44)%
Gross profit	17,953		15,939	(2,014)	(11)%
Research and development	2,903		1,914	(989)	(34)%
Selling and administrative expenses	32,137		25,253	(6,884)	(21)%
Rationalizations	831		1,769	938	113%
Impairments	121,570		—	(121,570)	100%
Operating loss	(139,488)	—	(12,997)	126,491	(91)%
Other (income) expense, net	(41)		699	740	(1,805)%
Interest expense	9,155		9,195	40	—%
Interest income	(55)		(273)	(218)	396%
Loss before provision for income taxes	(148,547)		(22,618)	125,929	(85)%
(Benefit from) Provision for income taxes	6,886		199	(6,687)	(97)%
Net loss	$(155,433)		$(22,817)	$132,616	(85)%
Basic loss per common share:	$(1.14)		$(0.17)	$0.97
Diluted loss per common share:	$(1.14)		$(0.17)	$0.97

Net sales, by operating segment for the three months ended June 30, 2014 and June 30, 2015 were:

	For the Three Months Ended
	June 30,		(Decrease)%
(in thousands, except % change)	2014	2015	Increase	Change
Industrial Materials	$206,655	$125,012	$(81,643)	(40)%
Engineered Solutions	77,529	40,110	(37,419)	(48)%
Total net sales	$284,184	$165,122	$(119,062)	(42)%

An analysis of the components of change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	(28)%	(7)%	(5)%	(40)%
Engineered Solutions	(39)%	(6)%	(3)%	(48)%

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Net sales. Net sales for our Industrial Materials segment decreased to $125.0 million in the three months ended June 30, 2015 from $206.7 million in the three months ended June 30, 2014. This decrease was driven by decreased volumes in our graphite electrode business caused by softening demand in the steel markets, particularly in EAF environments. Our graphite electrode product line was also negatively impacted by foreign currency rate declines primarily in the Euro region decreasing revenues by $9.8 million. Additionally, we experienced a 7% decline in the weighted average selling prices in the three months ended June 30, 2015 compared to the same period of the prior year. Our refractory product line experienced a decline in revenue in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 driven by decreased volumes.
Net sales for our Engineered Solutions segment decreased to $40.1 million in the three months ended June 30, 2015 compared to net sales of $77.5 million in the three months ended June 30, 2014. The decrease in revenue was primarily driven by both decreased pricing and volumes for our thermal solutions serving the advanced consumer electronics markets. We also experienced decreased volumes in our advanced graphite materials product line in the three months ended June 30, 2015 resulting from lower demand in the oil and gas markets we serve. Additionally, an advanced graphite materials customer that we served during the three months ended June 30, 2014 filed for bankruptcy in the fourth quarter of 2014.
Cost of sales. For the three months ended June 30, 2015, we experienced decreases in cost of sales of $117.0 million compared to the same period of 2014. Lower volumes across both Industrial Materials and Engineered Solutions segments resulted in a reduction of $58.9 million of cost in the three months ended June 30, 2015 as compared to the same period of 2014. Rationalization related expenses within cost of sales decreased by $18.1 million in the three months ended June 30, 2015 as compared to the same period of 2014 as most of the larger initiatives are substantially complete. Decreases in the value of currencies in relationship to the US Dollar, primarily in the Euro region, benefited cost of sales by $12.7 million in the three months ended June 30, 2015 as compared to the same period of 2014. The remaining reduction in cost was driven by our improved cost structure resulting from our rationalization initiatives.
Selling and administrative expenses. We experienced decreases in selling and administrative expenses of $6.9 million for the three months ended June 30, 2015 compared to the same period of 2014. This reduction is driven by head count reductions and business reorganization activities that we have undertaken throughout the organization but primarily the corporate rationalization activities that began in the third quarter of 2014.
Research and development expenses. We experienced decreases in research and development expenses of $1 million for the three months ended June 30, 2015 compared to the same period of 2014 due to head count reductions that were implemented beginning in the fourth quarter of 2014 as well as overall cost control measures.
Rationalizations. During the three months ended June 30, 2015, we recorded a $1.8 million charge for rationalizations, primarily related to severance and contract termination costs related to our closure of our facility in Notre Dame, France. See Note 3 to the financial statements for further discussion of rationalization activities.
Impairments. During the second quarter of 2014 we recorded a $121.6 million long-lived asset impairment charge related to rationalization initiatives in our Engineered Solutions segment resulting from deteriorated pricing and competitor responses for certain products.
Other expense (income). During the three months ended June 30, 2014 other expense increased by $1 million due primarily to foreign exchange losses recognized on inter-company loans.
Segment operating income (loss). The following table represents our operating income (loss) by segment for the three months ended June 30, 2014 and June 30, 2015:

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

	For the Three Months Ended June 30,
	2014	2015
	(Dollars in thousands)
Industrial Materials	$1,060	$3,094
Engineered Solutions	(124,664)	(3,455)
Total segment operating loss	$(123,604)	$(361)
Corporate, R&D and Other Expenses	(15,884)	(12,636)
Total operating loss	$(139,488)	$(12,997)
Provision for income taxes. The following table summarizes the expense/(benefit) for income taxes for the three months ended June 30, 2014 and June 30, 2015:

	For the Three Months Ended June 30,
	2014	2015
	(Dollars in thousands)
Tax expense	$6,886	$199
Pretax loss	$(148,547)	$(22,618)
Effective tax rates	(4.6)%	(0.9)%

For the three months ended June 30, 2015, the effective tax rate differs from the U.S. statutory rate of 35% primarily due to recent losses in the U.S. where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries.

For the three months ended June 30, 2014, the effective tax rate differs from the U.S. statutory rate of 35% primarily due to the recording of a valuation allowance against U.S. net deferred tax assets. During the second quarter of 2014, GrafTech impaired certain long-lived assets and announced the exit of certain product lines within our Advanced Graphite Material ("AGM") product group, which is described in more detail in Note 3 to the financial statements. The impairment charges and other impairment related charges were incurred primarily in the U.S. jurisdiction. As a result, we determined that it is no longer “more likely than not” that we will generate sufficient future U.S. taxable income to realize our U.S. net deferred tax assets. As a result of the significant negative evidence of recent losses, the Company recognized a $57.0 million non-cash charge in the second quarter of 2014 to increase the valuation allowance against these deferred income tax assets. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Six Months Ended June 30, 2014 as Compared to Six Months Ended June 30, 2015.
The tables presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the six months ended June 30, 2014 and June 30, 2015. Throughout our MD&A, changes that are less than 5% or less than $1.0 million, may be deemed not meaningful and are generally excluded from the discussion.

	For the Six Months Ended
	June 30,		Increase	%
(in thousands, except per share data and % change)	2014	2015	(Decrease)	Change
Net sales	$564,975	$372,333	$(192,642)	(34)%
Cost of sales	521,328	335,631	(185,697)	(36)%
Gross profit	43,647	36,702	(6,945)	(16)%
Research and development	5,673	4,345	(1,328)	(23)%
Selling and administrative expenses	62,044	51,543	(10,501)	(17)%
Rationalizations	917	4,263	3,346	365%
Impairments	121,570	35,381	(86,189)	(71)%
Operating income (loss)	(146,557)	(58,830)	87,727	(60)%
Other expense, net	753	1,092	339	45%
Interest expense	18,154	18,116	(38)	—%
Interest income	(113)	(346)	(233)	206%
Loss before provision for income taxes	(165,351)	(77,692)	87,659	(53)%
(Benefit from) provision for income taxes	1,599	733	(866)	(54)%
Net income (loss)	$(166,950)	$(78,425)	$88,525	(53)%
Basic income (loss) per common share:	$(1.23)	$(0.57)	$0.66
Diluted income (loss) per common share:	$(1.23)	$(0.57)	$0.66
Net sales, by reportable segment for the six months ended June 30, 2014 and June 30, 2015 were:

	For the Six Months Ended June 30,		(Decrease)%
(in thousands, except per % change)	2014	2015	Increase	Change
Industrial Materials	$425,431	$290,049	$(135,382)	(32)%
Engineered Solutions	139,544	82,284	(57,260)	(41)%
Total net sales	$564,975	$372,333	$(192,642)	(34)%
An analysis of the components of change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	(21)%	(6)%	(5)%	(32)%
Engineered Solutions	(32)%	(6)%	(3)%	(41)%
Net sales. Net sales for our Industrial Materials segment decreased by $135.4 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This decrease was driven by decreased volumes in our graphite electrode business caused by softening demand in the steel markets, particularly in EAF environments. Our graphite electrode product line was also negatively impacted by $22.6 million due to foreign currency rate declines primarily in the Euro region. Additionally, sales decreased due to a decrease in the weighted average sales prices of 6 percent when comparing to the six months ended June 30, 2015 to the same period of 2014. Our refractory product

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

line experienced a decline in revenue in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 driven by decreased volumes.
Net sales for our Engineered Solutions segment decreased $57.3 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease in revenue was primarily driven by both decreased pricing and volumes for our thermal solutions serving the advanced consumer electronics markets. Sales of our AGM products decreased $14.0 million compared to the same period of 2014. This decrease in revenue was primarily driven by the non-recurrence of 2014 sales of high temperature furnace systems servicing a single customer that filed for bankruptcy in October 2014. We also experienced lower demand in our products serving the oil and gas drilling markets.
Cost of sales. For the six months ended June 30, 2015, we experienced decreases in cost of sales of $185.7 million compared to the six months ended June 30, 2014. Lower volumes across both Industrial Materials and Engineered Solutions segments resulted in a reduction of $83.3 million of cost in the six months ended June 30, 2015 as compared to the same period of 2014. Rationalization related expenses within cost of sales decreased by $33.5 million in the six months ended June 30, 2015 as compared to the same period of 2014 as most of the larger initiatives are substantially complete. Decreases in the value of currencies in relation to the US Dollar, primarily in the euro region, benefited cost of sales by $24.6 million in the six months ended June 30, 2015 as compared to the same period of 2014. The remaining reduction in cost was driven by our improved cost structure resulting from our rationalization initiatives.
Selling and general administrative. Selling and general administrative expenses decreased $10.5 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This decrease was driven by head count reductions and business reorganization activities that we have undertaken throughout the organization but primarily the corporate rationalization activities that began in the third quarter of 2014.
Rationalizations. During the six months ended June 30, 2015, we recorded a $4.3 million charge for rationalizations, primarily related to severance and contract termination costs related to our closure of our Notre Dame, France facility. See Note 3 to the financial statements for further discussion of rationalization activities.
Impairments. During the second quarter of 2014 we recorded a $121.6 million long-lived asset impairment charge related to rationalization initiatives in our Engineered Solutions segment resulting from deteriorated pricing and competitor responses for certain products. During the first quarter of 2015, we recorded a $35.4 million goodwill impairment charge in our needle coke reporting unit resulting from price declines that were to take effect in the second quarter of 2015 as a result of over capacity in the industry.
Segment operating income (loss). The results discussed above are reflected in our operating income (loss) by segment for the six months ended June 30, 2014 and June 30, 2015 which is as follows:

	For the Six Months Ended
	June 30,
	2014	2015
	(Dollars in thousands)
Industrial Materials	$2,660	$(22,804)
Engineered Solutions	(119,259)	(7,848)
Total segment operating loss	(116,599)	(30,652)
Corporate, R&D and Other Expenses	(29,958)	(28,178)
Total operating loss	$(146,557)	$(58,830)

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

 Provision for income taxes. The following table summarizes the expense/(benefit) for income taxes for the six months ended June 30, 2014 and June 30, 2015:

	For the Six Months Ended
	June 30,
	2014	2015
	(Dollars in thousands)
Tax expense	$1,599	$733
Pretax loss	$(165,351)	$(77,692)
Effective tax rates	(1.0)%	(0.9)%

For the six months ended June March 30, 2015, the effective tax rate differs from the U.S. statutory rate of 35% primarily due to recent losses in the U.S. where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.

For the six months ended June 30, 2014, the effective tax rate differs from the U.S. statutory rate of 35% primarily due to the recording of a valuation allowance against our U.S. deferred tax attributes. During the second quarter of 2014, GrafTech impaired certain long-lived assets and announced the exit of certain product lines within our Advanced Graphite Material ("AGM") product group. The impairment charges and other impairment related charges were incurred primarily in the U.S. jurisdiction. As a result, we determined that it is no longer “more likely than not” that we will generate sufficient future U.S. taxable income to realize our U.S. net deferred tax assets. As a result of the significant negative evidence of recent losses, the Company recognized a $57.0 million non-cash charge in the second quarter of 2014 to increase the valuation allowance against these deferred income tax assets. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.

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
For net sales of Industrial Materials, the impact of changes in the average exchange rates of other currencies against the U.S. dollar for the six months ended June 30, 2015 was an decrease of $22.6 million compared to the same period of 2014. The impact of the exchange rate changes on cost of sales of Industrial Materials for the six months ended June 30, 2015 was a decrease of $20.7 million compared to the same period of 2014. Changes in currency exchange rates decreased net sales of our Engineered Solutions segment by $4.7 million and decreased cost of sales by $3.9 million in the six months ended June 30, 2015 as compared to the same period for 2014.
As part of our cash management, we also have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Operations.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

The remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities resulted in a gain of $0.6 million in the six months ended June 30, 2014 compared to a gain of $1.1 million in the six months ended June 30, 2015.
We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by currency exchange rate changes, as described under “Part I, Item 3–Quantitative and Qualitative Disclosures about Market Risk”.

 Liquidity and Capital Resources
We believe that we have adequate liquidity to meet our needs. As of June 30, 2015, we had cash and cash equivalents of $14.5 million, long-term debt of $349.3 million, short-term debt of $199.2 million and stockholder’s equity of $909 million. We also have unused borrowing capacity under the Revolving Facility of $258 million (after considering financial covenant restrictions and outstanding letters of credit of approximately $6.3 million), and an additional $40 million through a delayed draw term loan facility to be used in connection with the repayment of the Senior Subordinated Notes.
We use cash flow from operations and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as well as cash on hand as our primary sources of liquidity. The Revolving Facility is secured, and provides for maximum borrowings of up to $400 million including a letter of credit sub-facility of up to $50 million and is subject to certain conditions (including a maximum senior secured leverage ratio test). The Revolving Facility matures in April 2019. As of June 30, 2015, we had outstanding borrowings drawn from the Revolving Facility of $48 million and outstanding letters of credit of $6.3 million.

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
Our Credit Agreement provides that if GrafTech has not repaid or refinanced the Senior Subordinated Notes by August 30, 2015, then GrafTech must maintain Liquidity (as defined) of at least $300 million until the Senior Subordinated Notes are repaid or refinanced.  For this purpose, Liquidity is defined as the aggregate commitments under the Credit Agreement of $400 million, less drawn borrowings on the Credit Agreement, plus unrestricted cash. As of June 30, 2015, the Liquidity (as defined) was approximately $356 million.
On July 28, 2015, GrafTech and certain of its subsidiaries entered into an amendment to the Amended and Restated Credit Agreement to change the terms regarding the occurrence of a default upon a change in control (which is defined thereunder to include the acquisition by any person of more than 25 percent of GrafTech’s outstanding shares) to exclude the acquisition of shares by Brookfield (see Note 2 to the Financial Statements).  In addition, effective upon such acquisition, the financial covenants will be eased, resulting in increased availability under the Revolving Facility. The size of the Revolving Facility will also be reduced from $400 million to $375 million.
The interest rate applicable to the Revolving Facility is LIBOR plus a margin ranging from 2.25% to 4.75% (depending on our total senior secured leverage ratio). The borrowers pay a per annum fee ranging from 0.35% to 0.70% (depending on our senior secured leverage ratio) on the undrawn portion of the commitments under the Revolving Facility. The new financial covenants, when they become effective, require us to maintain a minimum cash interest coverage ratio ranging from 1.50 to 2.50 and a maximum senior secured leverage ratio ranging from 5.75 to 3.00, subject to adjustment over time.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

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

If, prior to maturity, a change in control (as defined in the indenture) of the Company occurs and thereafter certain downgrades of the ratings of the Senior Notes as specified in the indenture occur, the Company will be required to offer to repurchase any or all of the Senior Notes at a repurchase price equal to 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest. The acquisition of beneficial ownership by Brookfield or its affiliates of more than 35% of the Company's outstanding shares of common stock or more than 35% of the total voting power of the voting stock of the Company as a result of the tender offer Brookfield conducted pursuant to an Agreement and Plan of Merger that the Company entered into with Brookfield and certain affiliates and pursuant to the Investment Agreement would constitute a change in control as defined in the Indenture. If either the Credit Agreement or the Senior Subordinated Notes were accelerated, that may result in events of default in other agreements, including the indenture for the Senior Notes, which would permit the counterparties to such agreements to terminate those agreements and accelerate amounts that may be due thereunder.

Senior Subordinated Notes
On November 30, 2010, in connection with the acquisition of Seadrift Coke LP and C/G Electrodes LLC, we issued Senior Subordinated Notes for an aggregate total face amount of $200 million. These Senior Subordinated Notes are non-interest bearing and mature in 2015. Because the promissory notes are non-interest bearing, we were required to record them at their present value (determined using an interest rate of 7%). The difference between the face amount of the promissory notes and their present value is recorded as debt discount. The debt discount will be amortized to income using the interest method, over the life of the promissory notes. The loan balance, net of unamortized discount, was $194.4 million as of June 30, 2015. This balance was reclassified in November 2014 to short-term debt on our balance sheet as the maturity date is within one year.

If, prior to maturity or redemption, a change in control (as defined in the Senior Subordinated Notes) of the Company occurs, the holders of a majority of the Senior Subordinated Notes may, by written notice to the Company, declare the principal amount then outstanding under all (but not less than all) of the Senior Subordinated Notes to be immediately due and payable.

Notice of Intent to Prepay
On July 9, 2015, the Company provided notice to all holders of the Senior Subordinated Notes due November 30, 2015 (collectively, the "Notes" and each, a "Note") of the Company, that, as permitted under the Notes, the Company intends to prepay in full (the "Prepayment") the entire $200,000,000 aggregate principal amount of the Notes after the Company's receipt of the proceeds of the issuance of convertible preferred stock of the Company pursuant to the Investment Agreement dated May 4, 2015 between the Company and BCP IV GrafTech Holdings LP (the "Preferred Stock Issuance"). See Note 2 to the financial statements for further discussion of the Preferred Stock Issuance.

The Company also notified the Noteholders that it was redeeming and paying in full (the "Redemption") any Notes that have not been fully prepaid by the Redemption Date (as defined below). The "Redemption Date" means the date that is the later of August 8, 2015 and ten (10) business days after the Prepayment Date (as defined below). On the Redemption Date, as provided for in the Notes, the redeemed Notes shall be canceled by the Company and the aggregate principal amount of redeemed Notes shall be payable as described in the notice.

In accordance with procedures adopted for the Prepayment and Redemption, promptly, and in any event within one business day after receipt of the proceeds from the Preferred Stock Issuance, the Company will deposit an amount in cash equal to the entire principal amount of the Notes (the "Prepayment Amount") in escrow with Delaware Trust Company, which will act as Paying Agent in connection with the Prepayment and the Redemption (the "Paying Agent"). The date of such deposit is called the "Prepayment Date".

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

The Paying Agent will make the prepayment of the full principal on each Note as to which the Noteholder has submitted the appropriate documentation. If the Prepayment Date occurs after July 22, 2015, then as to Notes for which properly completed and signed Prepayment Documents are received on or before 5:00 p.m. Eastern Time on Wednesday, July 22, 2015, the Paying Agent will make payment within one business day after the Prepayment Date. As to Notes for which Prepayment Documents are received after 5:00 p.m. Eastern Time on Wednesday, July 22, 2015, the Paying Agent will make payment within the later of (a) one business day after the Prepayment Date and (b) two (2) business days after properly completed and signed Prepayment Documents are received. Once a Note has been prepaid in full, such Note shall be canceled by the Company.

The Company also notified holders that it will be redeeming in full, on the date that is the later of August 8, 2015 and ten (10) business days after the Prepayment Date, any Notes that have not been fully prepaid by the Redemption Date. On the Redemption Date, as provided for in the Notes, the redeemed Notes shall be canceled by the Company and the aggregate principal amount of redeemed Notes shall be payable as described in the notice. As to redeemed Notes for which properly completed and signed Prepayment Documents are received on or before two (2) business days prior to the Redemption Date, the Paying Agent will make payment on the Redemption Date. As to redeemed Notes for which Prepayment Documents are not received at least two (2) business days prior to the Redemption Date, the Paying Agent will make payment within the later of (a) one business day after the Redemption Date and (b) two (2) business days after properly completed and signed Prepayment Documents are received. As to redeemed Notes for which no Prepayment Documents are received on or prior to thirty (30) days after the Prepayment Date, the Paying Agent will make payment by check mailed to the Holder's address of record (subject to possible withholding tax as described in the notice).

Standby Financing Commitment
The Merger agreement provides that the Parent and the Company will cooperate and use commercially reasonable efforts to obtain waivers, if necessary, to avoid the trigger of a change of control or other event of default under the provisions of our debt agreements. Should these efforts fail, the Merger Agreement provides that the Parent will assist the Company in raising the required financing or in the absence of reasonable financing alternatives, the Parent will provide bridge financing to the Company.
Preferred Shares Issuance
On May 4, 2015, the Company entered into an Investment Agreement with Brookfield, pursuant to which the Company agreed to issue and sell and Brookfield agreed to purchase and pay for shares of Preferred Stock. See Note 2 to the financial statements for details of the transaction. If the convertible preferred stock is issued, it would trigger acceleration of vesting of certain equity awards, performance awards at 100%, and accelerated payment of certain awards and deferred compensation. If at least the minimum number of shares is purchased in the tender offer, it would constitute a change in control (as defined in our Credit Agreement) of the Company. This acceleration would result in a non-cash charge in the range of $11-13 million depending on the timing of the transaction's closing. The majority of this charge would impact Selling, General and Administrative expense.
As of June 30, 2015, approximately 91% of our debt consisted of fixed rate or zero interest rate obligations compared to 92% as of December 31, 2014.
Cash Flow and Plans to Manage Liquidity. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of capital expenditures, acquisitions, stock repurchases and other factors.
Certain of our obligations could have a material impact on our liquidity. Cash flow from operations and from financing activities services payment of our obligations, thereby reducing funds available to us for other purposes. As of June 30, 2015, we had $258 million of unused borrowing capacity under the Revolving Facility (after considering financial covenant restrictions and outstanding letters of credit of approximately $6.3 million). Potential uses of this capacity include capital expenditures, acquisitions, debt repayments, stock repurchases and other general purposes, including cash outflows related to rationalization activities. Continued volatility in the global economy may require additional borrowings under the Revolving Facility. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn could significantly and

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.
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
We had positive cash flow from operating activities during 2011, 2012, 2013, 2014 and through June 30, 2015. Although the global economic environment experienced significant swings in these periods, our working capital management and cost-control initiatives allowed us to remain operating cash flow positive in both times of declining and improving operating results. Additionally, we continually look at means to enhance our liquidity and believe that many options are available to us to enhance both our near and long term liquidity. We plan to further reduce our inventory levels which will provide additional cash flow and we may enter into accounts receivable factoring arrangements ($50 million of which are permitted under the Revolving Facility).
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Cash Flows.
The following table summarizes our cash flow activities:

	For the Six Months Ended
	June 30,
	2014	2015
	(Dollars in millions)
Cash flow provided by (used in):
Operating activities	$55.9	$24.2
Investing activities	$(41.3)	$(32.8)
Financing activities	$(5.9)	$6.8
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
During the six months ended June 30, 2014, changes in working capital resulted in a net source of funds of $30.4 million which was impacted by:

•	cash inflows of $22.2 million from the decrease in accounts receivable due to the timing and collection of customer sales and collections;

•	cash inflows from inventories of $42.3 million due primarily to reduced volumes on hand;

•	net cash outflows from decreases in accounts payable and accruals of $0.3 million, due primarily to changes in tax accruals and payables;

•	decrease in rationalization accruals of $15.1 million, due primarily to severance payments;

Other uses of cash in the six months ended June 30, 2014 included contributions to pension and other benefit plans of $5.6 million.
During the six months ended June 30, 2015, changes in working capital resulted in a net source of funds of $30.4 million which was impacted by:

•	net cash inflows in accounts receivable of $34.9 million from the decrease in accounts receivable due to the timing and collection of customer sales and collections;

•	the change in inventories of $3.3 million due primarily to reduced volumes on hand;

•	net cash outflows from decreases in accounts payable and accruals of $11.8 million, due primarily to changes in tax accruals and payables; and

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

•	a decrease in rationalization accruals of $2.2 million, due primarily to severance payments.
Other uses of cash in the six months ended June 30, 2015 included contributions to pension and other benefit plans of $10.6 million.
Investing Activities
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
Net cash used in investing activities was $32.8 million during the six months ended June 30, 2015 and included capital expenditures of $25.6 million and $7.8 million related to cash settlements of derivative instruments.
 Financing Activities
Net cash flow used in financing activities was $5.9 million during the six months ended June 30, 2014, we used $9.5 million to pay off our supply chain financing agreement. Net borrowings under our Revolver and short term debt agreements resulted in a source of cash of $3.0 million.
Net cash inflow from financing activities was $6.8 million during the six months ended June 30, 2015. Net borrowings under our Revolving Facility and short term debt agreements resulted in a source of cash of $12.5 million, and were offset by $2.7 million of cash paid for refinancing fees and $2.7 million of cash paid for issuance costs related to the $150 million convertible preferred shares.
Restrictions on Dividends and Stock Repurchases
It has generally been the policy of our Board of Directors to retain earnings to finance strategic and other plans and programs, conduct business operations, fund acquisitions, meet obligations and repay debt. We did not pay any cash dividends in 2013 or 2014. We periodically review our dividend policy.  As described earlier, the terms of the Preferred Stock provide that the Preferred Stock will be entitled to an annual dividend at the rate of 7.0% prior to any dividend or distribution with respect to any of the Company’s capital stock junior to the Preferred Stock, which will be due and payable quarterly in arrears in cash.  Any other declaration and payment of cash dividends or repurchases of common stock will be subject to the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash requirements and future prospects, the limitations contained in the Revolving Facility and other factors deemed relevant by our Board of Directors. At the present time, there are no plans for paying cash dividends in the near future other than as provided with respect to the terms of the Preferred Stock.

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
Description of Our Financing Structure
We discuss our financing structure in more detail in Note 9, “Debt and Liquidity” of the Notes to Consolidated Financial Statements.

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
The outstanding foreign currency derivatives as of December 31, 2014 represented a net unrealized gain of $0.9 million and a net unrealized loss of $0.1 million as of June 30, 2015.
Energy Commodity Management. We periodically enter into commodity derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas and refined oil product exposure. The outstanding contracts as of December 31, 2014 represented net unrealized loss of $7.1 million and no net unrealized gains or losses as of June 30, 2015.
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
Sensitivity Analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our foreign currency derivatives and our commodity derivatives. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of June 30, 2015, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a corresponding decrease of $1.1 million or a corresponding increase of $0.9 million, respectively, in the fair value of the foreign currency hedge portfolio. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
We had no interest rate derivative instruments outstanding as of June 30, 2015. A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $0.7 million for the six months ended June 30, 2015.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective at the reasonable assurance level as of June 30, 2015.
Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2015 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings
Director Advancement - We have received a request from a director to reimburse approximately $500,000 incurred by the Director in connection with the investigation conducted by the Special Committee of the GrafTech Board formed in September 2012 and a subsequent subpoena received by him from the SEC.  The request is based on GrafTech’s bylaws, an indemnification agreement between GrafTech and the director and Delaware law and, thereunder, advancement of expenses reasonably incurred in a civil, criminal, administrative or investigative action, suit, or proceeding by reason of the fact that the person is or was a director is generally required, subject to, among other things, an undertaking by the director to repay if it turns out he or she did not meet the applicable standards. The Director has provided such an undertaking and, through June 30, 2015, we have advanced approximately $0.6 million of such expenses to him.
Additional information required by this Item is set forth in Note 12, “Contingencies” of the Notes to Consolidated Financial Statements and is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in Part I-Item IA of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 24, 2012, our Board of Directors authorized a share repurchase program for up to ten million shares of our common stock. Purchases under this program may take place from time to time in the open market, or through privately negotiated transactions, as market, industry and economic conditions warrant. We had not made any purchases under this program as of June 30, 2015.
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

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 1 through April 31, 2015	2,855	$4.19	—	10,000,000
May 1 through May 31, 2015	—	—	—	10,000,000
June 1 through June 30, 2015	—	—	—	10,000,000

* Purchases of vested restricted stock shares from employees as payment for the withholding taxes due upon the vesting or payment of stock awards.
Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information.
On July 28, 2015, GrafTech and certain of its subsidiaries entered into an amendment to the Second Amended And Restated Credit Agreement dated as of February 27, 2015 (as amended, supplemented or otherwise modified),

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender (the “Credit Agreement”), to change the terms regarding the occurrence of a default upon a change in control (which is defined thereunder to include the acquisition by any person of more than 25 percent of GrafTech’s outstanding shares) to exclude the acquisition of shares by Brookfield (see Note 2 to the Financial Statements).  In addition, effective upon such acquisition, the financial covenants will be eased, resulting in increased availability under the Revolving Facility. The size of the Revolving Facility will also be reduced from $400 million to $375 million. In addition, the Credit Agreement was amended to adjust interest rates and fees applicable to the Revolving Facility.

The Company paid the lenders a customary fee for the Amendment. Some of the lenders and their affiliates have performed and may in the future perform various commercial banking, investment banking and other financial advisory services for the Company for which they have received and will receive customary compensation.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Second Amendment dated July 28, 2015 to the Second Amendment and Restatement Agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 6. Exhibits
The exhibits listed in the following table have been filed as part of this Report.

Exhibit Number	Description of Exhibit

10.1
Second Amendment dated as of July 28, 2015, in respect of the Second Amended and Restated Credit Agreement dated as of February 27, 2015, as amended, among GrafTech International Ltd., GrafTech Finance Inc., GrafTech Luxembourg I S.à.r.l., GrafTech Luxembourg II S.à.r.l., GrafTech Switzerland S.A., the LC Subsidiaries (as defined therein) from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, as an Issuing Bank and as Swingline Lender (as defined therein).

10.2
July 2015 U.S. Reaffirmation Agreement dated as of July 28, 2015, among GrafTech International Ltd., GrafTech Finance Inc., GrafTech Luxembourg I S.à.r.l., GrafTech Luxembourg II S.à.r.l. and GrafTech Switzerland S.A., the Subsidiaries party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

10.3
July 2015 Luxembourg Reaffirmation Agreement dated as of July 28, 2015, among GrafTech International Holdings Inc., GrafTech Luxembourg I S.à.r.l., and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Joel L. Hawthorne, President and Chief Executive Officer (Principal Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Quinn J Coburn, Vice President and Interim Chief Financial Officer (Principal Financial Officer).

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joel L. Hawthorne, President and Chief Executive Officer (Principal Executive Officer).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Quinn J Coburn, Vice President and Interim Chief Financial Officer (Principal Financial Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	July 29, 2015	By:	/s/ Quinn J Coburn
Quinn J Coburn
Vice President and Interim Chief Financial Officer (Principal Financial Officer)