Form 10-Q
period 2015-09-30
GRAFTECH INTERNATIONAL LTD
filed 2015-11-09
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2015
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of October 15, 2015, 1,000 shares of common stock, par value $.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2014 and September 30, 2015 (unaudited)	3

Condensed Consolidated Statements of Operations and Comprehensive Income for Three and Nine Months Ended September 30, 2014 and the Periods July 1, and January 1 Through August 14, and August 15 Through September 30, 2015 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2014 and the Periods January 1 through August 14 and August 15 Throught September 30, 2015 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Introduction to Part I, Item 2, and Part II, Item 1 and Item 1A	46

Item 2. Management’ Discussion and Analysis of Financial Condition and Results of Operations	51

Item 3. Quantitative and Qualitative Disclosures About Market Risk	62

Item 4. Controls and Procedures	63

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings	64

Item 1A. Risk Factors	64

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 3. Defaults Upon Senior Securities	64

Item 4. Mine Safety Disclosures	64

Item 5. Other Information	64

Item 6. Exhibits	65

SIGNATURE	66

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
Unuaudited

	Predecessor	Successor
	As of December 31, 2014	As of September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$17,550	$13,461
Accounts and notes receivable, net of allowance for doubtful accounts of $7,471 as of December 31, 2014 and $6,422 as of September 30, 2015	162,919	111,024
Inventories	382,903	322,268
Prepaid expenses and other current assets	81,623	66,562
Total current assets	644,995	513,315
Property, plant and equipment	1,500,821	657,247
Less: accumulated depreciation	846,781	6,899
Net property, plant and equipment	654,040	650,348
Deferred income taxes	16,819	13,846
Goodwill	420,129	170,021
Other assets	97,822	162,474
Total assets	$1,833,805	$1,510,004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,409	$61,987
Short-term debt	188,104	9,600
Accrued income and other taxes	24,506	17,750
Rationalizations	9,563	5,263
Other accrued liabilities	43,319	37,072
Total current liabilities	351,901	131,672
Long-term debt	341,615	368,589
Other long-term obligations	107,566	89,643
Deferred income taxes	28,197	79,269
Contingencies – Note 12
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 225,000,000 shares authorized, 152,821,011 shares issued as of December 31, 2014 and 1,000 shares authorized and 1,000 issued as of September 30, 2015	1,528	—
Additional paid-in capital	1,825,880	854,337
Accumulated other comprehensive loss	(336,524)	(6,203)
Accumulated deficit	(245,751)	(7,303)
Less: cost of common stock held in treasury, 15,922,729 shares as of December 31, 2014 and 0 shares as of September 30, 2015	(239,811)	—
Less: common stock held in employee benefit and compensation trusts, 80,967 shares as of December 31, 2014 and 0 shares as of September 30, 2015	(796)	—
Total stockholders’ equity	1,004,526	840,831
Total liabilities and stockholders’ equity	$1,833,805	$1,510,004
 See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Predecessor		Successor
	For the Three Months Ended September 30, 2014	For the Period July 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$260,458	$65,598	$94,591
Cost of sales	242,814	64,187	85,600
Gross profit	17,644	1,411	8,991
Research and development	2,871	1,211	660
Selling and administrative expenses	26,980	29,604	9,806
Rationalizations	10,844	244	637
Operating loss	(23,051)	(29,648)	(2,112)

Other expense (income), net	1,149	243	678
Interest expense	9,069	9,002	3,701
Interest income	(144)	(22)	(21)
Loss before provision for income taxes	(33,125)	(38,871)	(6,470)

Provision for income taxes	1,818	3,353	833
Net loss	$(34,943)	$(42,224)	$(7,303)

Basic loss per common share:
Net loss per share	$(0.26)	$(0.31)	N/A
Weighted average common shares outstanding	136,375	137,433	N/A

Diluted loss per common share:
Net loss per share	$(0.26)	$(0.31)	N/A
Weighted average common shares outstanding	136,375	137,433	N/A

STATEMENTS OF COMPREHENSIVE LOSS
Net loss	$(34,943)	$(42,224)	$(7,303)
Other comprehensive loss:
Foreign currency translation adjustments	(22,579)	(5,840)	(5,966)
Commodities and foreign currency derivatives and other, net of tax of ($39), $10, $13, respectively	(668)	375	(237)
Other comprehensive loss, net of tax:	(23,247)	(5,465)	(6,203)
Comprehensive loss	$(58,190)	$(47,689)	$(13,506)

See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Predecessor		Successor
	For the Nine Months Ended September 30, 2014	For the Period January 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$825,433	$437,931	$94,591
Cost of sales	764,142	399,817	85,600
Gross profit	61,291	38,114	8,991
Research and development	8,544	5,556	660
Selling and administrative expenses	89,024	81,147	9,806
Rationalizations	11,761	4,507	637
Impairments	121,570	35,381	—
Operating loss	(169,608)	(88,477)	(2,112)

Other expense (income), net	1,902	1,335	678
Interest expense	27,223	27,118	3,701
Interest income	(257)	(367)	(21)
Loss before provision for income taxes	(198,476)	(116,563)	(6,470)

Provision for income taxes	3,417	4,086	833
Net loss	$(201,893)	$(120,649)	$(7,303)

Basic loss per common share:
Net loss per share	$(1.48)	$(0.88)	N/A
Weighted average common shares outstanding	136,007	137,152	N/A

Diluted loss per common share:
Net loss per share	$(1.48)	$(0.88)	N/A
Weighted average common shares outstanding	136,007	137,152	N/A

STATEMENTS OF COMPREHENSIVE LOSS
Net loss	$(201,893)	$(120,649)	$(7,303)
Other comprehensive loss:
Foreign currency translation adjustments	(20,432)	(27,936)	(5,966)
Commodities and foreign currency derivatives and other, net of tax of ($92), ($68) and $13 respectively	(504)	1,262	(237)
Other comprehensive loss, net of tax:	(20,936)	(26,674)	(6,203)
Comprehensive loss	$(222,829)	$(147,323)	$(13,506)

See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Predecessor		Successor
	For the Nine Months Ended September 30, 2014	For the Period January 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015
Cash flow from operating activities:
Net loss	$(201,893)	$(120,649)	$(7,303)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation and amortization	93,123	45,461	10,604
Impairments	121,570	35,381	—
Inventory write-downs	18,800	—
Deferred income tax provision	(4,943)	924	863
Post-retirement and pension plan changes	4,097	2,998	486
Stock-based compensation	4,009	15,357	—
Interest expense	11,105	14,180	786
Other charges, net	4,047	102	(492)
Increase (decrease) in working capital*	48,577	45,594	(47)
Increase in long-term assets and liabilities	(15,603)	(11,025)	(985)
Net cash provided by operating activities	82,889	28,323	3,912
Cash flow from investing activities:
Capital expenditures	(69,314)	(32,301)	(5,239)
Proceeds from the sale of assets	4,079	646	542
Proceeds from derivative instruments	(573)	(8,263)	84
Insurance recoveries	2,834	—	—
Net cash used in investing activities	(62,974)	(39,918)	(4,613)
Cash flow from financing activities:
Short-term debt, net	(17)	18,511	(10,180)
Revolving Facility borrowings	229,000	160,000	22,000
Revolving Facility reductions	(240,000)	(99,000)	(21,000)
Repayment of Senior Subordinated Notes	—	(200,000)	—
Issuance of Preferred Shares	—	150,000	—
Principal payments on long-term debt	(158)	(89)	(12)
Supply chain financing	(9,455)	—	—
Proceeds from exercise of stock options	2,813	32	—
Purchase of treasury shares	(620)	(63)
Revolving Facility refinancing fees	(2,741)	(5,068)	—
Other	1,011	(3,499)	(1,385)
Net cash (used in) provided by financing activities	(20,167)	20,824	(10,577)
Net increase (decrease) in cash and cash equivalents	(252)	9,229	(11,278)
Effect of exchange rate changes on cash and cash equivalents	(758)	(1,746)	(294)
Cash and cash equivalents at beginning of period	11,888	17,550	25,033
Cash and cash equivalents at end of period	$10,878	$25,033	$13,461
* Net change in working capital due to the following components:
Accounts and notes receivable, net	$29,693	$61,008	$(16,927)
Inventories	46,424	1,164	18,436
Prepaid expenses and other current assets	(15,560)	2,551	3,375
Decrease in accounts payable and accruals	(11,072)	(18,728)	(5,822)
Rationalizations	(5,671)	(2,677)	(1,642)
Increase in interest payable	4,763	2,276	2,533
Change in working capital	$48,577	$45,594	$(47)

See accompanying Notes to Condensed Consolidated Financial Statements

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The unaudited consolidated financial statements reflect all adjustments (all of which are of a normal, recurring nature) which management considers necessary for a fair statement of financial position, results of operations, comprehensive income and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.
C. Predecessor and Successor Reporting
On August 17, 2015, the Company was acquired by affiliates of Brookfield Asset Management Inc. (see Note 2 "Preferred Share Issuance and Merger"). We elected to account for the acquisition under the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of GTI were adjusted to their fair market value as of August 15, 2015, as this was the day that Brookfield effectively took control of the Company.
Our consolidated statements of operations subsequent to the Merger will include amortization expense relating to the fair value adjustments and depreciation expense based on the the fair value of the Company's property, plant and equipment that had previously been carried at historical cost less accumulated depreciation. Therefore, the Company's financial information prior to the Merger is not comparable to the financial information subsequent to the Merger. As a result, the financial statements and certain note presentations are separated into two distinct periods, the period before the consummation of the Merger (labeled "Predecessor") and the period after the date of merger (labeled "Successor"), to indicate the application of the different basis of accounting between the periods presented.
D. New Accounting Standards
In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU was expected to be effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. On July 9, 2015, the FASB deferred the effective date to fiscal years beginning after December 15, 2017. We are in the process of assessing the impact of the adoption of ASU 2014-09 on the Company's financial position, results of operations and cash flows.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On April 7, 2015, FASB issued ASU 2015-3, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015 with early adoption permitted. The Company had $9.7 million of capitalized bank fees included within "Other Assets" on our consolidated balance sheets as of December 31, 2014. We had no capitalized bank fees as of September 30, 2015.

(2)	Preferred Share Issuance and Merger
Preferred Stock
On August 11, 2015, the Company issued and sold to BCP IV GrafTech Holdings LP, an affiliate of Brookfield Asset Management Inc. (“Brookfield”) (i) 136,616 shares of a new Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), convertable into 19.9% of the shares of common stock of the Company outstanding immediately prior to such issuance and (ii) 13,384 shares of a new Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock,” and, together with the Series A Preferred Stock, the “Preferred Stock”), for an aggregate purchase price of $150,000,000 in cash (the “Purchase Price”), under the Investment Agreement dated May 4, 2014 (the “Investment Agreement”) between the Company and Brookfield.
The closing of such issuance and sale occurred after the satisfaction of the closing conditions set forth in the Investment Agreement.
Pursuant to the Investment Agreement, the Company reimbursed Brookfield for $500,000 in out-of-pocket fees and expenses (including fees and expenses of legal counsel) incurred by Brookfield in connection with the transaction.
The proceeds from the issuance and sale were used by the Company, along with funds available under the Company’s $40 million delayed draw term loan facility, senior revolving credit facility and cash on hand, to prepay the Company’s $200 million Senior Subordinated Notes due November 30, 2015.
Merger Agreement
On May 18, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated May 17, 2015, with BCP IV GrafTech Holdings LP (“Parent”) and Athena Acquisition Subsidiary Inc. a wholly owned subsidiary of Parent (“Acquisition Sub”). Pursuant to the Merger Agreement, on May 26, 2015, Parent commenced a cash tender offer to purchase any and all of the outstanding shares of common stock, par value $0.01 per share (the “Shares”), of the Company, at a purchase price of $5.05 per Share in cash (the “Offer Price”), on the terms and subject to the conditions set forth in the Offer to Purchase, dated May 26, 2015 (together with any amendments and supplements thereto, the “Offer to Purchase”) and in the related Letter of Transmittal (the “Letter of Transmittal” and, together with the Offer to Purchase, the “Offer”).
On August 14, 2015, Acquisition Sub accepted for payment all Shares validly tendered in the Offer and not withdrawn prior to the expiration of the offer, and payment of the Offer Price for such Shares was made promptly. On August 17, 2015, Acquisition Sub merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent (the "Merger").
Pursuant to the Merger Agreement, upon consummation of the Merger, each Share that was not tendered and accepted pursuant to the Offer (other than canceled shares, dissenting shares and shares held by the Company’s subsidiaries or Parent’s subsidiaries (other than Acquisition Sub)) was canceled and converted into cash consideration in an amount equal to the Offer Price.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Business Combination
The computation of the fair value of the total consideration at the date of acquisition follows:

Purchase Consideration
(In thousands except share price)

	# Shares	Unit Price	Amount

Convertible Preferred Equity
Series A and B	150	$1,000.00	$150,000
Common Equity
Common Shares	139,397	$5.05	$703,955
Net value of options			$382
Total			$854,337
Recording of assets acquired and liabilities assumed: The acquisition was accounted for using the acquisition method of accounting. Under the acquisition method, the identifiable assets acquired and the liabilities assumed are assigned a new basis of accounting reflecting their estimated fair values. The information included herein has been prepared based on the preliminary allocation of purchase price using estimates of the fair values and useful lives of assets acquired and liabilities assumed based on the best available information determined with the assistance of independent valuations, quoted market prices and management estimates.
The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed at the acquisition date:

Net identifiable assets acquired
Cash	$25,032
Accounts receivable	94,298
Inventories	346,590
Property, plant and equipment	652,371
Intangible assets	158,500
Deferred tax assets	35,638
Prepaid and other current assets	49,716
Other non-current assets	8,428
Accounts payable	(68,005)
Short-term debt	(18,779)
Other accrued liabilities	(52,421)
Long-term debt	(367,811)
Other long-term liabilities	(93,837)
Deferred tax liabilities	(85,801)
Net identifiable assets acquired	$683,919

Goodwill	$170,418

Net assets acquired	$854,337
Goodwill: Goodwill of approximately $170.4 million was recognized for the acquisition and is calculated as the excess of the consideration transferred over the net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.

(3)	Rationalizations and Impairments

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Throughout 2013, 2014 and 2015 the Company undertook rationalization plans in order to streamline our organization and lower our production costs. The total rationalization and related charges incurred are as follows:

All Plans	For the Three Months Ended September 30, 2014 (Predecessor)
	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total
	(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$838	$2,807	$—	$3,645
Inventory loss	324	2,606	—	2,930
Fixed asset write-offs and other	1,294	180	—	1,474
Recorded in Research and Development
Accelerated Depreciation	—	—	89	89
Recorded in Selling and General Administrative
Other	20	—	—	20
Recorded in Rationalizations
Severance and related costs	4,643	3,102	2,870	10,615
Contract terminations	82	146	—	228
Total	$7,201	$8,841	$2,959	$19,001

All Plans	For the Period July 1, 2015 Through August 14, 2015 (Predecessor)
	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total
	(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$—	$—	$—	$—
Inventory loss	27	28	—	55
Fixed asset write-offs and other	59	105	—	164
Recorded in Research and Development
Accelerated Depreciation	—	461	164	625
Recorded in Selling and General Administrative
Other	—	—	—	—
Recorded in Rationalizations
Severance and related costs	—	282	(39)	243
Contract terminations	—	—	—	—
Total	$86	$876	$125	$1,087

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All Plans	For the Period August 15, 2015 Through September 30, 2015 (Successor)
	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total
	(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$—	$—	$—	$—
Inventory loss	15	132	—	147
Fixed asset write-offs and other	15	351	—	366
Recorded in Research and Development
Accelerated Depreciation	—	—	—	—
Recorded in Selling and General Administrative
Other	—	201	10	211
Recorded in Rationalizations
Severance and related costs	156	480	—	636
Contract terminations	—	—	—	—
Total	$186	$1,164	$10	$1,360
During the second quarter of 2015, in connection with our rationalization initiatives, two sites, located in Salvador, Brazil and Pennsylvania, United States, substantially completed their decommissioning efforts and met the criteria for assets held for sale. Because the carrying value of the sites did not exceed their estimated fair value, no additional impairment was recorded. Our Pennsylvania facility was sold in the third quarter of 2015 for a gain of $0.3 million. Additionally, during the third quarter of 2015, our facility in Meyerton, South Africa substantially completed their decommissioning efforts and met the criteria for assets held for sale. As of September 30, 2015, the sites held for sale represent $7.7 million of assets reported under "Property, plant and equipment" and $1.5 million of liabilities, reported under "Other accrued liabilities".

All Plans	For the Nine Months Ended September 30, 2014 (Predecessor)
	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total
	(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$21,690	$3,633	$—	$25,323
Inventory loss	991	13,654	—	14,645
Fixed asset write-offs and other	5,203	310	—	5,513
Recorded in Research and Development
Accelerated Depreciation	—	—	89	89
Recorded in Selling and General Administrative
Other	98	—	—	98
Recorded in Rationalizations
Severance and related costs	5,061	3,074	2,870	11,005
Contract terminations	610	146	—	756
Total	$33,653	$20,817	$2,959	$57,429

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All Plans	For the Period January 1 Through August 14, 2015 (Predecessor)
	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total
	(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$432	$—	$—	$432
Inventory loss	(33)	975	—	942
Fixed asset write-offs and other	1,715	1,078	—	2,793
Recorded in Research and Development
Accelerated Depreciation	—	—	940	940
Recorded in Selling and General Administrative
Other	400	755	954	2,109
Recorded in Rationalizations
Severance and related costs	157	4,288	(168)	4,277
Contract terminations	25	204	—	229
Total	$2,696	$7,300	$1,726	$11,722

All Plans	For the Period August 15 Through September 30, 2015 (Successor)
	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total
	(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$—	$—	$—	$—
Inventory loss	15	132	—	147
Fixed asset write-offs and other	15	351	—	366
Recorded in Research and Development
Accelerated depreciation	—	—	—	—
Recorded in Selling and General Administrative
Other	—	201	10	211
Recorded in Rationalizations
Severance and related costs	156	480	—	636
Contract terminations	—	—	—	—
Total	$186	$1,164	$10	$1,360
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total 2013 Rationalization Initiatives Impact to Financial Results
Charges incurred related to the 2013 rationalization initiatives are as follows:

2013 Plans	For the Three Months Ended September 30, 2014 (Predecessor)
	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total
	(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$838	$—	$—	$838
Inventory loss	324	—	—	324
Fixed asset write-offs and other	1,294	6	—	1,300
Recorded in Selling and General Administrative
Other	20	—	—	20
Recorded in Rationalizations
Severance and related costs	(52)	—	—	(52)
Contract terminations	82	—	—	82
Total	$2,506	$6	$—	$2,512

2013 Plans	For the Period July 1, 2015 Through August 14, 2015 (Predecessor)
	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total
	(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$—	$—	$—	$—
Inventory loss	27	—	—	27
Fixed asset write-offs and other	59	12	—	71
Recorded in Selling and General Administrative
Other	—	—	—	—
Recorded in Rationalizations
Severance and related costs	—	10	—	10
Contract terminations	—	—	—	—
Total	$86	$22	$—	$108

2013 Plans	For the Period August 15 Through September 30, 2015 (Successor)
	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total
	(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$—	$—	$—	$—
Inventory loss	15	—	—	15
Fixed asset write-offs and other	15	—	—	15
Recorded in Selling and General Administrative
Other	—	—	—	—
Recorded in Rationalizations
Severance and related costs	156	—	—	156
Contract terminations	—	—	—	—
Total	$186	$—	$—	$186

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2013 Plans	For the Nine Months Ended September 30, 2014 (Predecessor)
	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total
	(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$21,690	$826	$—	$22,516
Inventory loss	991	491	—	1,482
Fixed asset write-offs and other	5,203	131	—	5,334
Recorded in Selling and General Administrative
Other	99	—	—	99
Recorded in Rationalizations
Severance and related costs	366	(28)	—	338
Contract terminations	609	—	—	609
Total	$28,958	$1,420	$—	$30,378

2013 Plans	For the Period January 1, 2015 Through August 14, 2015 (Predecessor)
	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total
	(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$432	$—	$—	$432
Inventory loss	(33)	—	—	(33)
Fixed asset write-offs and other	1,715	270	—	1,985
Recorded in Selling and General Administrative
Other	—	—	—	—
Recorded in Rationalizations
Severance and related costs	97	156	—	253
Contract terminations	25	—	—	25
Total	$2,236	$426	$—	$2,662

2013 Plans	For the Period August 15, 2015 Through September 30, 2015 (Successor)
	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total
	(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$—	$—	$—	$—
Inventory loss	15	—	—	15
Fixed asset write-offs and other	15	—	—	15
Recorded in Selling and General Administrative
Other	—	—	—	—
Recorded in Rationalizations
Severance and related costs	156	—	—	156
Contract terminations	—	—	—	—
Total	$186	$—	$—	$186

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the roll-forward of the liability incurred for employee termination benefits and contract termination costs incurred in connection with the the rationalization initiatives described above. This liability is included in "Rationalizations" on the Consolidated Balance Sheets.

2013 Plans
(Dollars in thousands)
Balance as of December 31, 2013	$18,421
Charges incurred	613
Change in estimates	153
Payments and settlements	(16,494)
Effect of change in currency exchange rates	(1,658)
Balance as of December 31, 2014	1,035
Charges incurred	193
Change in estimates	214
Payments and settlements	(1,057)
Effect of change in currency exchange rates	(212)
Balance as of September 30, 2015	$173

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
As a result of the above, we tested our long-lived assets used to produce advanced graphite materials for recovery, based on undiscounted cash flows from the use and eventual disposition of these assets. The carrying value of the assets exceeded these undiscounted cash flow and, accordingly, we estimated the fair-value of these long-lived assets based on a market participant view. This resulted in an impairment charge totaling $121.6 million during 2014, and included the impairment of certain acquired customer relationship and technology intangible assets.
Charges incurred related to the 2014 Engineered Solutions rationalization initiatives are as follows:

	Predecessor		Successor
2014 Engineered Solutions Rationalization	For the Three Months Ended September 30, 2014	For the Period July 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015
	Engineered Solutions Segment
	(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$2,802	$—	$—
Inventory loss	2,606	28	132
Fixed asset write-offs and other	174	15	(267)
Recorded in Rationalizations			—
Severance and related costs	2,537	36	—
Contract terminations	74	—	—
Total	$8,193	$79	$(135)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Predecessor		Successor
2014 Engineered Solutions Rationalization	For the Nine Months Ended September 30, 2014	For the Period January 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015
	Engineered Solutions Segment
	(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$2,802	$—	$—
Inventory loss	13,168	571	132
Fixed asset write-offs and other	174	372	(267)
Recorded in Rationalizations
Severance and related costs	2,537	(713)	—
Contract terminations	74	50	—
Total	$18,755	$280	$(135)
The following table represents the roll-forward of the liability incurred for employee termination benefits and contract termination costs incurred in connection with the 2014 Engineered Solutions rationalization initiatives described above. This liability is included in "Rationalizations" on the Consolidated Balance Sheets.

2014 Engineered Solutions Plan
(Dollars in thousands)
Balance as of December 31, 2013	$—
Charges incurred	2,611
Change in estimates	(40)
Payments and settlements	(916)
Balance as of December 31, 2014	1,655
Charges incurred	50
Change in estimates	(716)
Payments and settlements	(979)
Balance as of September 30, 2015	$10

2014 Corporate and Research & Development Rationalization
During the third quarter of 2014, we announced the conclusion of another phase of our on-going company-wide cost savings assessment. This resulted in changes to the Company’s operating and management structure in order to streamline, simplify and decentralize the organization. These actions are designed to reduce costs by a combination of reduced contractor costs, attrition, early retirements and layoffs. Additionally, the Company downsized its corporate functions by approximately 25 percent, relocated to a smaller, more cost effective corporate headquarters and established a new Technology and Innovation Center. The 2014 Corporate and Research and Development rationalization plan will result in approximately $20 million of charges consisting of severance, accelerated depreciation and other related costs, of which approximately $14 million have been incurred through September 30, 2015. Approximately $12 million of these costs will be cash outlays, the majority of which are expected to be disbursed in 2015.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Charges incurred related to the 2014 Corporate and Research & Development rationalization initiatives are as follows:

2014 Corporate, Research and Development Plan	For the Three Months Ended September 30, 2014 (Predecessor)
	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total
	(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$—	$5	$—	$5
Fixed asset write-offs and other	—	—	—	—
Recorded in Research and Development
Accelerated depreciation	—	—	89	89
Recorded in Selling and General Administrative
Other	—	—	—	—
Recorded in Rationalizations
Severance and related costs	4,695	565	2,870	8,130
Contract terminations	—	74	—	74
Total	$4,695	$644	$2,959	$8,298

2014 Corporate, Research and Development Plan	For the Period July 1, 2015 Through August 14, 2015 (Predecessor)
	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total
	(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$—	$—	$—	$—
Fixed asset write-offs and other	—	—	—	—
Recorded in Research and Development
Accelerated depreciation	—	—	—	—
Recorded in Selling and General Administrative
Other	—	—	164	164
Recorded in Rationalizations
Severance and related costs	—	—	(39)	(39)
Contract terminations	—	—	—	—
Total	$—	$—	$125	$125

2014 Corporate, Research and Development Plan	For the Period August 15, 2015 Through September 30, 2015 (Successor)
	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total
(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$—	$—	$—	$—
Fixed asset write-offs and other	—	—	—	—
Recorded in Research and Development
Accelerated depreciation	—	—	—	—
Recorded in Selling and General Administrative
Other	—	—	10	10
Recorded in Rationalizations
Severance and related costs	—	—	—	—
Contract terminations	—	—	—	—
Total	$—	$—	$10	$10

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2014 Corporate, Research and Development Plan	For the Nine Months Ended September 30, 2014 (Predecessor)
	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total
	(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$—	$5	$—	$5
Fixed asset write-offs and other	—	—	—	—
Recorded in Research and Development
Accelerated depreciation	—	—	89	89
Recorded in Selling and General Administrative
Other	—	—	—	—
Recorded in Rationalizations
Severance and related costs	4,695	565	2,870	8,130
Contract terminations	—	74	—	74
Total	$4,695	$644	$2,959	$8,298

2014 Corporate, Research and Development Plan	For the Period January 1 Through August 14, 2015 (Predecessor)
	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total
	(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$—	$—	$—	$—
Fixed asset write-offs and other	—	1	—	1
Recorded in Research and Development
Accelerated depreciation	—	—	940	940
Recorded in Selling and General Administrative
Other	400	—	954	1,354
Recorded in Rationalizations
Severance and related costs	60	8	(168)	(100)
Contract terminations	—	—	—	—
Total	$460	$9	$1,726	$2,195

2014 Corporate, Research and Development Plan	For the Period August 15 Through September 30, 2015 (Successor)
	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total
(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$—	$—	$—	$—
Fixed asset write-offs and other	—	—	—	—
Recorded in Research and Development
Accelerated depreciation	—	—	—	—
Recorded in Selling and General Administrative
Other	—	—	10	10
Recorded in Rationalizations
Severance and related costs	—	—	—	—
Contract terminations	—	—	—	—
Total	$—	$—	$10	$10

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the roll-forward of the liability incurred for employee termination benefits and contract termination costs incurred in connection with the 2014 Corporate and Research & Development rationalization initiatives described above. This liability is included in "Rationalizations" on the Consolidated Balance Sheets.

2014 Corporate and R&D Plan
(Dollars in thousands)
Balance as of December 31, 2013	$—
Charges incurred	8,159
Change in estimates	21
Payments and settlements	(1,155)
Effect of change in currency exchange rates	(152)
Balance as of December 31, 2014	6,873
Charges incurred	(33)
Change in estimates	(67)
Payments and settlements	(5,046)
Effect of change in currency exchange rates	(121)
Balance as of September 30, 2015	$1,606
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
Charges incurred related to the 2015 Advanced Graphite Materials rationalization initiative are as follows:

	Predecessor		Successor
2015 Advanced Graphite Materials Rationalization	For the Period July 1 Through August 14, 2015	For the Period January 1 Through August 14, 2015	For the Period August 15 Through September 30, 2015
	Engineered Solutions Segment
	(Dollars in thousands)
Recorded in Cost of Sales
Inventory loss	—	404	—
Fixed asset write-offs and other	78	434	618
Recorded in Selling and General Administrative
Other	461	755	201
Recorded in Rationalizations
Severance and related costs	236	4,838	480
Contract terminations	—	154	—
Total	$775	$6,585	$1,299

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the roll-forward of the liability incurred for employee termination benefits and contract termination costs incurred in connection with the 2015 Advanced Graphite Materials rationalization initiative described above. This liability is included in "Rationalizations" on the Consolidated Balance Sheets.

2015 Advanced Graphite Materials Rationalization
(Dollars in thousands)
Balance as of December 31, 2014	$—
Charges incurred	5,543
Payments and settlements	(2,032)
Effect of change in currency exchange rates	(38)
Balance as of September 30, 2015	$3,473

(4)	Stock-Based Compensation
On August 11, 2015, the Company issued Preferred Stock to an affiliate of Brookfield in excess of 15% of the Company's outstanding shares (see Note 2 "Preferred Share Issuance and Tender Offer"). This ownership exceeded the threshold for the change in control provisions in our Long Term Incentive Compensation ("LTIP") agreements under our 2005 Equity Incentive Plan. As a result, all unvested restricted shares vested upon Preferred Stock issuance. Performance shares also vested at 100% irrespective of the performance targets. Stock options with a strike price below the Offer Price paid out as well with the amount equal to the Offer Price less the exercise price. These vestings resulted in a $12.7 million accelerated charge in the predecessor period. There are no longer any outstanding awards as of September 30, 2015.
For the three months ended September 30, 2014 and 2015, we recognized stock-based compensation expense of $1.3 million and $12.7 million, respectively. Substantially all of the expense, $1.2 million and $12.0 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statements of Operations, with the remaining expenses recorded as cost of sales and research and development.
For the nine months ended September 30, 2014 and 2015, we recognized stock-based compensation expense of $4.0 million and $15.3 million, respectively. Substantially all of the expense, $3.3 million and $14.6 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statements of Operations, with the remaining expenses recorded as cost of sales and research and development.
Restricted Stock and Performance Shares
Restricted stock and performance share awards activity under the plans for the nine months ended September 30, 2015 was:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested as of January 1, 2015	1,814,130	$6.31
Granted	412,191	9.67
Vested	(2,037,914)	6.98
Forfeited/canceled/expired	(188,407)	6.42
Outstanding unvested as of September 30, 2015	—	—

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Options
Stock option activity under the plans for the nine months ended September 30, 2015 was:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of January 1, 2015	2,042,074	$10.93
Forfeited/canceled/expired	(1,562,791)	12.98
Exercised	(479,283)	4.24
Outstanding as of September 30, 2015	—	—

(5)	Earnings per Share
The following table shows the information used in the calculation of our share counts for basic and diluted earnings per share:

	For the Three Months Ended September 30, 2014	For the Period July 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015
Weighted average common shares outstanding for basic calculation	136,374,914	137,432,994	N/A
Add: Effect of stock options and restricted stock	—	—	N/A
Weighted average common shares outstanding for diluted calculation	136,374,914	137,432,994	N/A

	For the Nine Months Ended September 30, 2014	For the Period January 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015
Weighted average common shares outstanding for basic calculation	136,006,573	137,152,430	N/A
Add: Effect of stock options and restricted stock	—	—	N/A
Weighted average common shares outstanding for diluted calculation	136,006,573	137,152,430	N/A
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following tables summarize financial information concerning our reportable segments and all prior periods have been recast to reflect our new methodology:

	For the Three Months Ended September 30, 2014	For the Period July 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015
	(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$208,573	$51,925	$74,080
Engineered Solutions	51,885	13,673	20,511
Total net sales	$260,458	$65,598	$94,591
Operating (loss) income:
Industrial Materials	$5,082	$(2,873)	$2,393
Engineered Solutions	(12,445)	(7,520)	(550)
Corporate, R&D and Other expenses	(15,688)	(19,255)	(3,955)
Total operating loss	$(23,051)	$(29,648)	$(2,112)

Reconciliation of segment operating loss to loss before provision for income taxes
Other expense (income), net	$1,149	$243	$678
Interest expense	9,069	9,002	3,701
Interest income	(144)	(22)	(21)
Loss before provision for income taxes	$(33,125)	$(38,871)	$(6,470)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Nine Months Ended September 30, 2014	For the Period January 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015
	(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$634,004	$341,974	$74,080
Engineered Solutions	191,429	95,957	20,511
Total net sales	$825,433	$437,931	$94,591
Operating (loss) income:
Industrial Materials	$7,742	$(25,678)	$2,393
Engineered Solutions	(131,704)	(15,368)	(550)
Corporate, R&D and Other expenses	(45,646)	(47,431)	(3,955)
Total operating loss	$(169,608)	$(88,477)	$(2,112)

Reconciliation of segment operating loss to loss before provision for income taxes
Other expense (income), net	$1,902	$1,335	$678
Interest expense	27,223	27,118	3,701
Interest income	(257)	(367)	(21)
Loss before provision for income taxes	$(198,476)	$(116,563)	$(6,470)
Assets are managed based on geographic location because certain reportable segments share certain facilities. Assets by reportable segment are estimated based on the value of long-lived assets at each location and the activities performed at the location.

	As of December 31, 2014	As of September 30, 2015
	(Dollars in thousands)
Long-lived assets (a):
Industrial Materials.	$552,155	$581,362
Engineered Solutions	101,885	68,986
Total long-lived assets	$654,040	$650,348
(a) Long-lived assets represent fixed assets, net of accumulated depreciation.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)	Benefit Plans
The components of our consolidated net pension costs are set forth in the following table:

	For the Three Months Ended September 30, 2014	For the Period July 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015	For the Nine Months Ended September 30, 2014	For the Period January 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015
	(Dollars in thousands)			(Dollars in thousands)
Service cost	$473	$323	$227	$1,419	$1,656	$227
Interest cost	2,169	762	776	6,507	3,814	776
Expected return on plan assets	(1,938)	(676)	(658)	(5,814)	(3,384)	(658)
Amortization of prior service cost	1	1	—	3	3	—
Net cost	$705	$410	$345	$2,115	$2,089	$345
;
The components of our consolidated net postretirement costs are set forth in the following table:

	For the Three Months Ended September 30, 2014	For the Period July 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015	For the Nine Months Ended September 30, 2014	For the Period January 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015
	(Dollars in thousands)			(Dollars in thousands)
Service cost	$19	$3	$2	$57	$11	$2
Interest cost	352	156	152	1,056	786	152
Curtailment loss	—	—	—	1,048	—	—
Amortization of prior service benefit	(47)	(22)	—	(141)	(108)	—
Net cost	$324	$137	$154	$2,020	$689	$154
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We received notice, in March 2015, that the market prices for needle coke were decreasing by an additional 18%, effective for the second quarter of 2015. This decline further compressed our margins for needle coke products versus our annual plan. We determined that this change, which is driven by over capacity in the market indicated that the needle coke industry is facing a deeper and longer trough than previously expected. As such, we considered the additional price change as a triggering event and tested our needle coke goodwill for impairment as of March 31, 2015.

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

As a result of our acquisition by Brookfield, our goodwill and intangibles were revalued as of August 15, 2015. See Note 2 "Preferred Share Issuance and Merger" for description of the Merger and the results of purchase price accounting. The following tables represents the changes in the carrying value of goodwill and intangbles during the predecessor entity period of January 1, 2015 through August 14, 2015 and the successor entity from August 15, 2015 through September 30, 2015:

Goodwill
Predecessor	(Dollars in Thousands)
Balance as of December 31, 2013	$496,810
Impairment	(76,063)
Currency translation effect	(618)
Balance as of December 31, 2014	$420,129
Impairment	(35,381)
Currency translation effect	(616)
Balance as of August 14, 2015	$384,132

Successor
Balance as of August 15, 2015	$170,418
Currency translation effect	(397)
Balance as of September 30, 2015	$170,021

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible Assets
Predecessor
	As of December 31, 2014			As of August 14, 2015
	Gross Carrying Amount	Accumulated Amortization & Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization & Impairment	Net Carrying Amount
	(Dollars in Thousands)
Trade name	$7,900	$(4,817)	$3,083	$7,900	$(5,236)	$2,664
Technological know-how	43,349	(24,940)	18,409	43,349	(28,649)	14,700
Customer –related intangible	110,798	(57,192)	53,606	110,798	(63,866)	46,932
Total finite-lived intangible assets	$162,047	$(86,949)	$75,098	$162,047	$(97,751)	$64,296
Amortization expense of acquired intangible assets was $14.3 million in the nine months ended September 30, 2014 and $10.8 million in the period January 1, 2015 through August 14, 2015.

Successor
	As of September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
Trade name	$26,800	$(215)	$26,585
Technological know-how	63,400	(568)	62,832
Customer –related intangible	68,300	(586)	67,714
Total finite-lived intangible assets	$158,500	$(1,369)	$157,131

(9)	Debt and Liquidity
The following table presents our long-term debt:

	As of December 31, 2014	As of September 30, 2015
	(Dollars in thousands)
Credit Facility (Revolving Facility and Term Loan Facility)	$40,000	$110,300
Senior Subordinated Notes	187,973	—
Senior Notes	300,000	266,273
Other Debt	1,746	1,616
Total Debt	529,719	378,189
Less: Short-term Debt	(188,104)	(9,600)
Long-term Debt	$341,615	$368,589
The fair value of debt, which was determined using Level 2 inputs, was $473.3 million, versus a book value of $529.7 million as of December 31, 2014. As a result of our acquisition by Brookfield and the resulting purchase price accounting adjustments (see Note 2 "Preferred Share Issuance and Merger"), our Senior Notes were adjusted to their fair market value as of August 15, 2015. The discount to fair value will be accreted over the remaining term of the Notes.
Credit Facility
On April 23, 2014, the Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement with a borrowing capacity of $400 million and a maturity date of April 2019 (the "Revolving Facility"). On

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

February 27, 2015, GrafTech and certain of its subsidiaries entered into an Amended and Restated Credit Agreement that provides for, among other things, greater financial flexibility and a new $40 million senior secured delayed draw term loan facility (the "Term Loan Facility").
On July 28, 2015, GrafTech and certain of its subsidiaries entered into an amendment to the Amended and Restated Credit Agreement to change the terms regarding the occurrence of a default upon a change in control (which is defined thereunder to include the acquisition by any person of more than 25 percent of GrafTech’s outstanding shares) to exclude the acquisition of shares by Brookfield (see Note 2 to the Financial Statements).  In addition, effective upon such acquisition, the financial covenants were eased, resulting in increased availability under the Revolving Facility. The size of the Revolving Facility was also reduced from $400 million to $375 million. The size of the Term Loan Facility remained at $40 million.
The $40 million Term Loan Facility was fully drawn on August 11, 2015, in connection with the repayment of the Senior Subordinated Notes.
As of September 30, 2015, we had $297 million of unused borrowing capacity under the Revolving Credit Facility (after considering financial covenants restrictions and the outstanding letters of credit of approximately $7.4 million).
The interest rate applicable to the Revolving Facility and Term Loan Facility is LIBOR plus a margin ranging from 2.25% to 4.75% (depending on our total senior secured leverage ratio). The borrowers pay a per annum fee ranging from 0.35% to 0.70% (depending on our senior secured leverage ratio) on the undrawn portion of the commitments under the Revolving Facility. The new financial covenants require us to maintain a minimum cash interest coverage ratio ranging from 1.50 to 2.50 and a maximum senior secured leverage ratio ranging from 5.75 to 3.00, subject to adjustment over time.
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

If, prior to maturity, a change in control (as defined in the indenture) of the Company occurs and thereafter certain downgrades of the ratings of the Senior Notes as specified in the indenture occur, the Company will be required to offer to repurchase any or all of the Senior Notes at a repurchase price equal to 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest. On August 17, 2015 a change in control occurred due the acquisition of shares by Brookfield (see Note 2 to the Financial Statements). However, the downgrade of the ratings of the Senior Notes, as specified in the indenture, did not occur. Therefore, the company was not and will not be required to offer to repurchase the Senior Notes as a result of the change in control.

The indenture for the Senior Notes also contains covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to: (i) create liens or use assets as security in other transactions; (ii) engage in certain sale/leaseback transactions; and (iii) merge, consolidate or sell, transfer, lease or dispose of substantially all of their assets.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Senior Subordinated Notes
On November 30, 2010, in connection with the acquisitions of Seadrift Coke LP and C/G Electrodes, LLC, we issued Senior Subordinated Notes for an aggregate total face amount of $200 million. These Senior Subordinated Notes are non-interest bearing and mature in 2015. Because the promissory notes are non-interest bearing, we were required to record them at their present value (determined using an interest rate of 7%). The difference between the face amount of the promissory notes and their present value is recorded as debt discount. The debt discount was amortized to income using the interest method, over the life of the promissory notes.
On July 9, 2015, the Company provided notice to all holders of the Senior Subordinated Notes due November 30, 2015 of the Company, that, as permitted under the Notes, the Company intended to prepay in full the entire $200 million aggregate principal amount of the Notes after the Company's receipt of the proceeds of the issuance of Preferred Stock to Brookfield's affiliate. See Note 2 to the financial statements for further discussion of the Preferred Stock Issuance. This prepayment was consummated on August 11, 2015.

(10)	Inventories
Inventories are comprised of the following:

	As of December 31, 2014	As of September 30, 2015
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$122,218	$91,480
Work in process	176,141	142,215
Finished goods	84,544	88,573
Total	$382,903	$322,268
As part of purchase price allocation accounting (see Note 2 "Preferred Share Issuance and Merger") our inventory was written down to fair value as of August 15, 2015 resulting in a reduction in the inventory value of $30.9 million. This reduction was primarily the result of the value of needle coke inventory which is a raw material for our graphite electrodes.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) Interest Expense
The following tables present the components of interest expense:

	For the Three Months Ended September 30, 2014	For the Period July 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015
	(Dollars in thousands)

Interest incurred on debt	$5,448	$2,520	$2,928
Amortization of discount on Senior Subordinated Notes	3,100	5,560	—
Accretion on Senior Notes	—	—	773
Amortization of debt issuance costs	521	922	—
Total interest expense	$9,069	$9,002	$3,701

	For the Nine Months Ended September 30, 2014	For the Period January 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015
	(Dollars in thousands)

Interest incurred on debt	$16,162	$12,973	$2,928
Amortization of discount on Senior Subordinated Notes	9,145	12,027	—
Accretion on Senior Notes	—	—	773
Amortization of debt issuance costs	1,916	2,118	—
Total interest expense	$27,223	$27,118	$3,701
Interest Rates
The Revolving Facility had an effective interest rate of 2.17% and 2.45% as of December 31, 2014 and September 30, 2015, respectively. The Senior Subordinated Notes have an implied interest rate of 7.00%. The Senior Notes have a fixed interest rate of 6.375%.
On August 11, 2015, we prepaid our Senior Subordinated Notes (see Note 9 "Debt and Liquidity"). This prepayment resulted in accelerated amortization of $4.5 million as the Notes were prepaid at the face value. The accelerated expense was recorded in the predecessor period.

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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pending Litigation Against GrafTech and Brookfield
A number of putative class action complaints have been filed relating to the Merger.  The lawsuits, which contain substantially similar allegations, include allegations that the transactions do not appropriately value the Company, were the result of an inadequate process, include preclusive deal protection devices, involved conflicts of interests and further allege that the public disclosures made by the Company in connection with such transactions were materially misleading. GrafTech, Brookfield and Brookfield's affiliates are alleged to have aided and abetted the alleged fiduciary breaches. The lawsuits seek a variety of equitable relief, including rescission of the Merger, in addition to damages arising from the defendants’ alleged breaches and attorneys’ fees and costs. The defendants believe that the allegations are without merit and intend to vigorously defend the lawsuits.

The lawsuits include:

•
a lawsuit captioned David Widlewski v. Randy Carson, Thomas A. Danjczek, Karen Finerman, Joel L. Hawthorne, David R. Jardini, Nathan Milikowsky, M. Catherine Morris, BCP IV GrafTech Holdings LP, and Athena Acquisition Subsidiary Inc. (Civil Action No. 11086-VCL) filed on June 2, 2015, in the Court of Chancery of the State of Delaware;

•
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

•
a lawsuit captioned CyHyoung Park v. GrafTech International Ltd., Randy Carson, Thomas A. Danjczek, Karen Finerman, Joel L. Hawthorne, David R. Jardini, Nathan Milikowsky, M. Catherine Morris, BCP IV GrafTech Holdings LP, and Athena Acquisition Subsidiary Inc. (Civil Action No. 11125-VCL) filed on June 9, 2015, in the Court of Chancery of the State of Delaware;

•
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

•
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

•
and a lawsuit captioned Bruce Wells v. GrafTech International Ltd., Randy Carson, Thomas A. Danjczek, Karen Finerman, Joel L. Hawthorne, David R. Jardini, Nathan Milikowsky, M. Catherine Morris, BCP IV GrafTech Holdings LP, Athena Acquisition Subsidiary Inc., and Brookfield Capital Partners Ltd. (Civil Action No. 11166-VCL) filed on June 17, 2015,  in the Court of Chancery of the State of Delaware.

Two lawsuits filed in Ohio, a lawsuit captioned Travis J. Kelleher, etc. v. GrafTech International Ltd., et. al. (Case No. CV-15-846032) filed on May 22, 2015, in the Court of Common Pleas in the State of Ohio and a lawsuit captioned Mark O’Neill and Adoracion Guerrero, et. al. v. Joel L. Hawthorne, et. al. (Case No. CV-15-847670) filed on June 29, 2015, in the Court of Common Pleas in the State of Ohio, were dismissed without prejudice by the Court of Common Pleas on September 24, 2015.
On October 8, 2014, the General Superintendent of the Administrative Council of Economic Defense ("CADE") in Brazil announced that the agency would be continuing an investigation of anticompetitive activity allegedly affecting the Brazilian market from 1992 to 1998. The investigation was originally commenced in 2002 and was essentially dormant for many years. There were no penalties assessed or asserted against GrafTech. The investigation purportedly related to violations of antitrust laws that were previously investigated in 1997 - 2002 by the U.S. Department of Justice, the European Commission, and other countries in connection with the sale of graphite electrodes. Those antitrust investigations and related lawsuits and claims have long been resolved. Several of the investigations and related

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

lawsuits and claims resulted in fines and settlements, all of which were timely paid many years ago. GrafTech has cooperated in all of these legacy investigations, including having timely responded to requests for information from the Brazilian agency several years ago. On October 14, 2015, CADE's Commissioners unanimously decided to terminate the investigation.
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the nine months ended September 30, 2015, are presented below:

(Dollars in thousands)
Balance as of December 31, 2014	$923
Product warranty adjustments	892
Payments and settlements	(483)
Balance as of September 30, 2015	$1,332

(13)	Income Taxes
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
The following tables summarize the provision for income taxes for the three and nine months ended September 30, 2014 and September 30, 2015:

	For the Three Months Ended September 30, 2014	For the Period July 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015
	(Dollars in thousands)
Tax (benefit) expense	$1,818	$3,353	$833
Pretax loss	$(33,125)	$(38,871)	$(6,470)
Effective tax rates	(5.5)%	(8.6)%	(12.9)%

	For the Nine Months Ended September 30, 2014	For the Period January 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015
	(Dollars in thousands)
Tax (benefit) expense	$3,417	$4,086	$833
Pretax loss	$(198,476)	$(116,563)	$(6,470)
Effective tax rates	(1.7)%	(3.5)%	(12.9)%
For the period July 1, 2015 through August 14 and the period August 15, 2015 through September 30, 2015 as well as the period January 1, 2015 through August 14, 2015 the effective tax rate differs from the U.S. statutory rate of 35% primarily due to recent losses in the U.S. and Switzerland where we receive no tax benefit due to a full valuation

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

allowance and worldwide earnings from various countries. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future. For the nine months ended September 30, 2014 the effect tax rate differs from the U.S. statutory rate of 35% primarily due to a valuation allowance setup against U.S. foreign tax credit deferred tax attributes, various state net operating loss deferred tax attributes, and the establishment of a valuation allowance against our net US deferred asset position.

As of September 30, 2015, we had unrecognized tax benefits of $3.6 million, $3.4 million of which, if recognized, would have a favorable impact on our effective tax rate.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. All U.S. federal tax years prior to 2012 are generally closed by statute or have been audited and settled with the applicable domestic tax authorities. All other jurisdictions are still open to examination beginning after 2008.

We continue to assess the realization of our deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Examples of positive evidence would include a strong earnings history, an event or events that would increase our taxable income through a continued reduction of expenses, and tax planning strategies that would indicate an ability to realize deferred tax assets. In circumstances where the significant positive evidence does not outweigh the negative evidence in regards to whether or not a valuation allowance is required, we have maintained valuation allowances on those net deferred tax assets.

(14)	Derivative Instruments
We use derivative instruments as part of our overall foreign currency and commodity risk management strategies to manage the risk of exchange rate movements that would reduce the value of our foreign cash flows and to minimize

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

commodity price volatility. Foreign currency exchange rate movements create a degree of risk by affecting the value of sales made and costs incurred in currencies other than the U.S. dollar.
Certain of our derivative contracts contain provisions that require us to provide collateral. Since the counterparties to these financial instruments are large commercial banks and similar financial institutions, we do not believe that we are exposed to material counterparty credit risk. We do not anticipate nonperformance by any of the counter-parties to our instruments. Our derivative risk management strategy has not resulted in a material impact to our financial results in 2015. Our derivative assets and liabilities are included within "Prepaid expenses and other current assets" and "Other current liabilities" on the Condensed Consolidated Balance Sheets and effects of these derivatives are recorded in revenue, cost of goods sold and other expense (income) on the Condensed Consolidated Statements of Operations.
Foreign currency derivatives
We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures such as foreign currency denominated debt, sales, receivables, payables, and purchases. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. There was no ineffectiveness on these contracts designated as hedging instruments during the nine months ended September 30, 2014 and 2015, respectively.
In 2014 and 2015, we entered into foreign currency derivatives denominated in the Mexican peso, South African rand, Brazilian real, euro and Japanese yen. These derivatives were entered into to protect the risk that the eventual cash flows resulting from commercial and business transactions may be adversely affected by changes in exchange rates between the U.S. dollar and the Mexican peso, euro and Japanese yen. As of September 30, 2015, we had outstanding Mexican peso, euro, and Japanese yen currency contracts with an aggregate notional amount of $20.0 million. The foreign currency derivatives outstanding as of September 30, 2015 have several maturity dates ranging from November 2015 to December 2015.
Commodity derivative contracts
We periodically enter into derivative contracts for certain refined oil products and natural gas. These contracts are entered into to protect against the risk that eventual cash flows related to these products may be adversely affected by future changes in prices. There was no ineffectiveness on these contracts during the nine months ended September 30, 2015. As of September 30, 2015, we had no outstanding derivative swap contracts for refined oil products.
Net Investment Hedges
We use certain intercompany debt to hedge a portion of our net investment in our foreign operations against currency exposure (net investment hedge). Intercompany debt denominated in foreign currency and designated as a non-derivative net investment hedging instrument was $15.8 million and $13.2 million as of December 31, 2014 and September 30, 2015, respectively. Within the currency translation adjustment portion of other comprehensive income, we recorded gains of $0.7 million and $1.8 million in three months ended September 30, 2014 and September 30, 2015, respectively, resulting from these net investment hedges.

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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

    The following tables set forth condensed consolidating balance sheets as of December 31, 2014 and September 30, 2015 and condensed consolidating statements of operations and comprehensive income for the three and nine months ended September 30, 2014 and the periods July 1 and January 1 through August 14, 2015 (Predecessor) and the period August 15 through September 30, 2015 (Successor) and condensed consolidating statements of cash flows for the nine months ended September 30, 2014 and and the period January 1 through August 14, 2015 (Predecessor) and the period August 15 through September 30, 2015 (Successor) of the Parent Guarantors and the Non-Guarantors.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of September 30, 2015
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$155	$13,306	$—	$13,461
Accounts receivable - affiliates	51,659	25,121	17,270	(94,050)	—
Accounts receivable - trade	—	24,336	86,688	—	111,024
Inventories	—	126,971	195,297	—	322,268
Prepaid and other current assets	—	18,701	47,861	—	66,562
Total current assets	51,659	195,284	360,422	(94,050)	513,315

Investment in affiliates	1,091,835	678,931	—	(1,770,766)	—
Property, plant and equipment	—	293,879	356,469	—	650,348
Deferred income taxes	—	172	13,674	—	13,846
Goodwill	—	72,458	97,563	—	170,021
Notes receivable - affiliate	—	36,508	—	(36,508)	—
Other assets	—	97,374	65,100	—	162,474
Total Assets	$1,143,494	$1,374,606	$893,228	$(1,901,324)	$1,510,004

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - affiliate	$70	$68,946	$25,034	$(94,050)	$—
Accounts payable - trade	—	24,070	37,917	—	61,987
Short-term debt	—	9,434	166	—	9,600
Accrued income and other taxes	—	5,222	12,528	—	17,750
Rationalizations	—	1,687	3,576	—	5,263
Other accrued liabilities	7,225	7,740	22,107	—	37,072
Total current liabilities	7,295	117,099	101,328	(94,050)	131,672

Long-term debt - affiliate	29,095	—	7,413	(36,508)	—
Long-term debt - third party	266,273	91,293	11,023	—	368,589
Other long-term obligations	—	61,523	28,120	—	89,643
Deferred income taxes	—	12,856	66,413	—	79,269
Stockholders' equity	840,831	1,091,835	678,931	(1,770,766)	840,831
Total Liabilities and Stockholders' Equity	$1,143,494	$1,374,606	$893,228	$(1,901,324)	$1,510,004

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended September 30, 2014 (Predecessor)
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$68,424	$38,171	$(106,595)		$—
Sales - third party	—	93,457	167,001	—		260,458
Net sales	—	161,881	205,172	(106,595)		260,458
Cost of sales	—	157,726	191,683	(106,595)		242,814
Gross profit	—	4,155	13,489	—		17,644

Research and development	—	2,871	—	—		2,871
Selling and administrative expenses	—	11,347	15,633	—		26,980
Impairments	—	—	—	—		—
Rationalizations	—	(1,592)	12,436	—		10,844
Operating income (loss)	—	(8,471)	(14,580)	—		(23,051)

Other expense (income), net	—	461	688	—		1,149
Interest expense - affiliate	—	193	—	(193)		—
Interest expense - third party	8,055	883	131	—		9,069
Interest income - affiliate	(193)	—	—	193		—
Interest income - third party	—	—	(144)	—		(144)
Loss before income taxes	(7,862)	(10,008)	(15,255)	—	`	(33,125)

Provision for income taxes	(2,830)	3,313	1,335	—		1,818
Equity in earnings of subsidiary	(29,911)	(16,590)	—	46,501		—
Net (loss) income	$(34,943)	$(29,911)	$(16,590)	$46,501		$(34,943)

Statements of Comprehensive Income

Net (loss) income	$(34,943)	$(29,911)	$(16,590)	$46,501		$(34,943)
Other comprehensive (loss) income	(23,247)	(23,247)	(21,996)	45,243		(23,247)
Comprehensive (loss) income	$(58,190)	$(53,158)	$(38,586)	$91,744		$(58,190)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Period July 1 through August 14, 2015 (Predecessor)
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$21,198	$10,448	$(31,646)		$—
Sales - third party	—	26,343	39,255	—		65,598
Net sales	—	47,541	49,703	(31,646)		65,598
Cost of sales	—	47,332	48,501	(31,646)		64,187
Gross profit	—	209	1,202	—		1,411

Research and development	—	1,211	—	—		1,211
Selling and administrative expenses	6,750	17,671	5,183	—		29,604
Rationalizations	—	(74)	318	—		244
Operating loss	(6,750)	(18,599)	(4,299)	—		(29,648)

Other expense (income), net	—	72	171	—		243
Interest expense - affiliate	3	67	—	(70)		—
Interest expense - third party	7,984	958	60	—		9,002
Interest income - affiliate	(67)	(3)	—	70		—
Interest income - third party	—	—	(22)	—		(22)
Loss before income taxes	(14,670)	(19,693)	(4,508)	—	`	(38,871)

Provision for income taxes	—	4,076	(723)	—		3,353
Equity in earnings of subsidiary	(27,554)	(3,785)	—	31,339		—
Net (loss) income	$(42,224)	$(27,554)	$(3,785)	$31,339		$(42,224)

Statements of Comprehensive Income

Net (loss) income	$(42,224)	$(27,554)	$(3,785)	$31,339		$(42,224)
Other comprehensive (loss) income	(5,465)	(5,465)	(5,834)	11,299		(5,465)
Comprehensive (loss) income	$(47,689)	$(33,019)	$(9,619)	$42,638		$(47,689)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Period August 15 through September 30, 2015 (Successor)
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$20,719	$13,698	$(34,417)		$—
Sales - third party	—	33,621	60,970	—		94,591
Net sales	—	54,340	74,668	(34,417)		94,591
Cost of sales	—	49,595	70,422	(34,417)		85,600
Gross profit	—	4,745	4,246	—		8,991

Research and development	—	660	—	—		660
Selling and administrative expenses	—	3,605	6,201	—		9,806
Rationalizations	—	—	637	—		637
Operating income (loss)	—	480	(2,592)	—		(2,112)

Other expense (income), net	—	481	197	—		678
Interest expense - affiliate	67	—	—	(67)		—
Interest expense - third party	3,227	383	91	—		3,701
Interest income - affiliate	—	(67)	—	67		—
Interest income - third party	—	—	(21)	—		(21)
Loss before income taxes	(3,294)	(317)	(2,859)	—	`	(6,470)

Provision for income taxes	—	746	87	—		833
Equity in earnings of subsidiary	(4,008)	(2,946)	—	6,954		—
Net (loss) income	$(7,302)	$(4,009)	$(2,946)	$6,954		$(7,303)

Statements of Comprehensive Income

Net (loss) income	$(7,302)	$(4,009)	$(2,946)	$6,954		$(7,303)
Other comprehensive (loss) income	(6,203)	(6,203)	(6,203)	12,406		(6,203)
Comprehensive (loss) income	$(13,505)	$(10,212)	$(9,149)	$19,360		$(13,506)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the nine months ended September 30, 2014 (Predecessor)
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$192,740	$106,742	$(299,482)		$—
Sales - third party	—	315,387	510,046	—		825,433
Net sales	—	508,127	616,788	(299,482)		825,433
Cost of sales	—	472,202	591,422	(299,482)		764,142
Gross profit	—	35,925	25,366	—		61,291

Research and development	—	8,544	—	—		8,544
Selling and administrative expenses	—	35,479	53,545	—		89,024
Impairments	—	121,570	—	—		121,570
Rationalizations	—	(1,540)	13,301	—		11,761
Operating loss	—	(128,128)	(41,480)	—		(169,608)

Other expense (income), net	—	1,281	621	—		1,902
Interest expense - affiliate	—	629	—	(629)		—
Interest expense - third party	24,010	2,529	684	—		27,223
Interest income - affiliate	(629)	—	—	629		—
Interest income - third party	—	—	(257)	—		(257)
Loss before income taxes	(23,381)	(132,567)	(42,528)	—	`	(198,476)

Provision for income taxes	(8,417)	17,712	(5,878)	—		3,417
Equity in earnings of subsidiary	(186,929)	(36,650)	—	223,579		—
Net (loss) income	$(201,893)	$(186,929)	$(36,650)	$223,579		$(201,893)

Statements of Comprehensive Income

Net (loss) income	$(201,893)	$(186,929)	$(36,650)	$223,579		$(201,893)
Other comprehensive (loss) income	(20,936)	(20,936)	(19,474)	40,410		(20,936)
Comprehensive (loss) income	$(222,829)	$(207,865)	$(56,124)	$263,989		$(222,829)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Period January 1 through August 14, 2015 (Predecessor)
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$124,489	$52,794	$(177,283)		$—
Sales - third party	—	160,761	277,170	—		437,931
Net sales	—	285,250	329,964	(177,283)		437,931
Cost of sales	—	266,369	310,731	(177,283)		399,817
Gross profit	—	18,881	19,233	—		38,114

Research and development	—	5,556	—	—		5,556
Selling and administrative expenses	6,750	44,507	29,890	—		81,147
Impairments	—	35,381	—	—		35,381
Rationalizations	—	(374)	4,881	—		4,507
Operating loss	(6,750)	(66,189)	(15,538)	—		(88,477)

Other expense (income), net	—	804	531	—		1,335
Interest expense - affiliate	3	372	—	(375)		—
Interest expense - third party	24,366	2,481	271	—		27,118
Interest income - affiliate	(372)	(3)	—	375		—
Interest income - third party	—	(5)	(362)	—		(367)
Loss before income taxes	(30,747)	(69,838)	(15,978)	—	`	(116,563)

(Benefit from) provision for income taxes	—	385	3,701	—		4,086
Equity in losses of subsidiary	(89,902)	(19,679)	—	109,581		—
Net (loss) income	$(120,649)	$(89,902)	$(19,679)	$109,581		$(120,649)

Statements of Comprehensive Income

Net (loss) income	$(120,649)	$(89,902)	$(19,679)	$109,581		$(120,649)
Other comprehensive income (loss)	(26,674)	(26,674)	(28,041)	54,715		(26,674)
Comprehensive (loss) income	$(147,323)	$(116,576)	$(47,720)	$164,296		$(147,323)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Period August 15 through September 30, 2015 (Successor)
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$20,719	$13,698	$(34,417)		$—
Sales - third party	—	33,621	60,970	—		94,591
Net sales	—	54,340	74,668	(34,417)		94,591
Cost of sales	—	49,595	70,422	(34,417)		85,600
Gross profit	—	4,745	4,246	—		8,991

Research and development	—	660	—	—		660
Selling and administrative expenses	—	3,605	6,201	—		9,806
Rationalizations	—	—	637	—		637
Operating income (loss)	—	480	(2,592)	—		(2,112)

Other expense (income), net	—	481	197	—		678
Interest expense - affiliate	67	—	—	(67)		—
Interest expense - third party	3,227	383	91	—		3,701
Interest income - affiliate	—	(67)	—	67		—
Interest income - third party	—	—	(21)	—		(21)
Loss before income taxes	(3,294)	(317)	(2,859)	—	`	(6,470)

Provision for income taxes	—	746	87	—		833
Equity in earnings of subsidiary	(4,008)	(2,946)	—	6,954		—
Net (loss) income	$(7,302)	$(4,009)	$(2,946)	$6,954		$(7,303)

Statements of Comprehensive Income

Net (loss) income	$(7,302)	$(4,009)	$(2,946)	$6,954		$(7,303)
Other comprehensive (loss) income	(6,203)	(6,203)	(6,203)	12,406		(6,203)
Comprehensive (loss) income	$(13,505)	$(10,212)	$(9,149)	$19,360		$(13,506)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2014 (Predecessor)
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$(10,274)	$50,298	$42,865	$—	$82,889

Cash flow from investing activities:
Repayments from (loans to) affiliates	7,070	—	—	(7,070)	—
Capital expenditures	—	(49,756)	(19,558)	—	(69,314)
Payments for derivative instruments	—	(51)	(522)	—	(573)
Proceeds from sale of fixed assets	—	1,706	2,373		4,079
Insurance recoveries	—	—	2,834	—	2,834
Net cash provided by (used in) investing activities	7,070	(48,101)	(14,873)	(7,070)	(62,974)

Cash flow from financing activities:
(Repayments to) loans from affiliates	—	(7,070)	—	7,070	—
Short-term debt borrowings	—	965	(982)	—	(17)
Revolving Facility borrowings	—	151,000	78,000	—	229,000
Revolving Facility reductions	—	(148,000)	(92,000)	—	(240,000)
Principal payments on long term debt	—	(98)	(60)	—	(158)
Supply chain financing	—	—	(9,455)	—	(9,455)
Proceeds from exercise of stock options	2,813	—	—	—	2,813
Purchase of treasury shares	(620)	—	—	—	(620)
Revolver facility refinancing	—	(2,384)	(357)	—	(2,741)
Other	1,011	—	—	—	1,011
Net cash provided by (used in) financing activities	3,204	(5,587)	(24,854)	7,070	(20,167)

Net (decrease) increase in cash and cash equivalents	—	(3,390)	3,138	—	(252)
Effect of exchange rate changes on cash and cash equivalents	—	—	(758)	—	(758)
Cash and cash equivalents at beginning of period	—	4,752	7,136	—	11,888
Cash and cash equivalents at end of period	$—	$1,362	$9,516	$—	$10,878

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Period January 1 through August 14, 2015 (Predecessor)
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities:	$(4,017)	$34,418	$25,632	$(27,710)	$28,323

Cash flow from investing activities:
Loans from (repayments to) affiliates	36,204	(21,343)	—	(14,861)	—
Capital expenditures	—	(20,572)	(11,729)	—	(32,301)
Payments for derivative instruments	—	(7,595)	(668)	—	(8,263)
Proceeds from sale of assets	—	397	249	—	646
Insurance recoveries	—	—	—	—	—
Net cash provided by (used in) investing activities	36,204	(49,113)	(12,148)	(14,861)	(39,918)

Cash flow from financing activities:
Loans from (repayments to) affiliates	21,343	(36,204)	—	14,861	—
Dividends to affiliates	—	—	(27,710)	27,710
Short-term debt, net	—	14,002	4,509	—	18,511
Revolving Facility borrowings	—	126,000	34,000	—	160,000
Revolving Facility reductions	—	(87,000)	(12,000)	—	(99,000)
Repayment of Senior Subordinated Notes	(200,000)	—	—	—	(200,000)
Issuance of Preferred Shares	150,000	—	—	—	150,000
Principal payments on long term debt	—	(89)	—	—	(89)
Supply chain financing	—	—	—	—	—
Proceeds from exercise of stock options	32	—	—	—	32
Purchase of treasury shares	(63)	—	—	—	(63)
Revolver facility refinancing	—	(5,037)	(31)	—	(5,068)
Other	(3,499)	—	—	—	(3,499)
Net cash (used in) provided by financing activities	(32,187)	11,672	(1,232)	42,571	20,824

Net (decrease) increase in cash and cash equivalents	—	(3,023)	12,252	—	9,229
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,746)	—	(1,746)
Cash and cash equivalents at beginning of period	—	5,503	12,047	—	17,550
Cash and cash equivalents at end of period	$—	$2,480	$22,553	$—	$25,033

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Period August 15 through September 30, 2015 (Successor)
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities:	$(6,367)	$(212)	$10,491	$—	$3,912

Cash flow from investing activities:
Repayments from affiliates	—	(7,752)	—	7,752	—
Capital expenditures	—	(2,136)	(3,103)	—	(5,239)
Payments for derivative instruments	—	—	84	—	84
Proceeds from sale of assets	—	486	56	—	542
Insurance recoveries	—	—	—	—	—
Net cash provided by (used in) investing activities	—	(9,402)	(2,963)	7,752	(4,613)

Cash flow from financing activities:
Repayments to affiliates	7,752	—	—	(7,752)	—
Dividends to affiliates	—	—	—	—
Short-term debt, net	—	(5,699)	(4,481)	—	(10,180)
Revolving Facility borrowings	—	22,000	—	—	22,000
Revolving Facility reductions	—	(9,000)	(12,000)	—	(21,000)
Repayment of Senior Subordinated Notes	—	—	—	—	—
Issuance of Preferred Shares	—	—	—	—	—
Principal payments on long term debt	—	(12)	—	—	(12)
Supply chain financing	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	—
Revolver facility refinancing	—	—	—	—	—
Other	(1,385)	—	—	—	(1,385)
Net cash (used in) provided by financing activities	6,367	7,289	(16,481)	(7,752)	(10,577)

Net (decrease) in cash and cash equivalents	—	(2,325)	(8,953)	—	(11,278)
Effect of exchange rate changes on cash and cash equivalents	—	—	(294)	—	(294)
Cash and cash equivalents at beginning of period	—	2,480	22,553	—	25,033
Cash and cash equivalents at end of period	$—	$155	$13,306	$—	$13,461

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
Forward Looking Statements
Forward Looking Statements and Risks. This Report contains forward looking statements. In addition, we or our representatives have made or may make forward looking statements on telephone or conference calls, by webcasts or emails, in person, in presentations or written materials, or otherwise. These include statements about such matters as: our future, targeted or expected (or the impact of current, future, expected or targeted): operational and financial performance; changes in production capacity in our operations and our competitors' or customers' operations and the utilization rates of that capacity; growth rates for, prices and sales of, and demand for, our products and our customers' products; costs of materials and production, including increases or decreases therein, our ability to pass on any such increases in our product prices or impose surcharges thereon, or customer or market demand to reduce our product prices due to such decreases; changes in customer order patterns due to changes in economic conditions; productivity, business process and operational initiatives; our position in markets we serve; debt or equity financing and refinancing activities; divestitures, asset sales, investments and acquisitions and the performance of the businesses underlying such divestitures, acquisitions and investments; employment and contributions of key personnel; employee relations and collective bargaining agreements covering many of our operations; tax rates; capital expenditures and changes therein; nature and timing of restructuring and rationalization charges and payments; supply chain management; customer and supplier contractual provisions and related opportunities and issues; competitive activities; strategic plans, initiatives and business projects; regional and global economic and industry market conditions and, the timing and magnitude of changes in such conditions; interest rate management activities; currency rate management activities; deleveraging activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, technology development and collaboration, investment, acquisition, divestitures, asset sales, venture, operational, tax, financial and capital projects; legal proceedings, investigations, contingencies, and environmental compliance including any regulatory initiatives with respect to greenhouse gas emissions; consulting projects; and costs, working capital, revenues, business opportunities, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. The words “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “intend,” “should,” “would,” “could,” “target,” “goal,” “continue to,” “positioned to” and similar expressions, or the negatives thereof, identify some of these statements.
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

•
the possibility that reductions in customers' production, increases in competitors' capacity, competitive pressures, or other changes in other markets we serve may occur, which may impact demand for, prices of or unit and dollar volume sales of, our other products, the growth or profitability of our other product lines, or our position in such markets;

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

•	the possibility that the actual outcome of uncertainties associated with assumptions and estimates using judgment when applying critical accounting policies and preparing financial statements;

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

•
the occurrence of unanticipated events or circumstances or changing interpretations and enforcement agendas relating to health, safety or environmental compliance or remediation obligations or other compliance programs, labor relations, liabilities to third parties or legal proceedings;

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
Global growth for 2015 is projected at 3.1 percent by the International Monetary Fund (IMF) in its September 28, 2015 report, 0.3 percentage point lower than in 2014, and 0.2 percentage point below the forecasts in the July 2015 World Economic Outlook (WEO) Update. The report stated that prospects across the main countries and regions remain uneven. The recovery in advanced economies is expected to pick up slightly, while activity in emerging market and developing economies is projected to slow for the fifth year in a row. In an environment of declining commodity prices, reduced capital flows to emerging markets and pressure on their currencies, and increasing financial market volatility, downside risks to the outlook have risen, particularly for emerging market and developing economies.
In its October 21, 2015 report, the World Steel Association (WSA) reported that global steel production declined approximately 2.4 percent in the first nine months of 2015, as compared to the same period in the prior year. WSA reported that the industry’s capacity-utilization rate recovered from August’s low of 68% to 69.3%, its highest since June but still 3.8 percentage points lower than September 2014.
In its Short Range Outlook released on October 12, 2015, the WSA forecasts that global steel demand will decrease by 1.7 percent to 1,513 million tons in 2015 following growth of 0.7 percent in 2014. In 2016, it is forecast that world steel demand will show growth of 0.7 percent and will reach 1,523 million tons.

Based on these conditions, the Company does not expect a significant improvement in results for the remainder of 2015.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Results of Operations and Segment Review
Three Months Ended September 30, 2014 as Compared to the Periods July 1 Through August 15, 2015 (Predecessor) and August 15 Through September 30, 2015 (Successor).
The tables presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our MD&A, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.
Business Combination Accounting
As a result of business combination accounting resulting from our acquisition by Brookfield (see Note 2 "Preferred Share Issuance and Merger"), the Company's financial statements are separated into two distinct periods, the period before the consummation of the Brookfield transaction (labeled predecessor) and the period after that date (labeled successor), to indicate the the application of different basis of accounting between the periods presented. There were no operational activities that changed as a result of the acquisition of the predecessor. Additionally, the impacts of the change in basis were not material for the period August 15 through September 30, 2015.

	Predecessor			Successor
(in thousands, except per share data and % change)	For the Three Months Ended September 30, 2014		For the Period July 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015
Net sales	$260,458		$65,598	$94,591
Cost of sales	242,814		64,187	85,600
Gross profit	17,644		1,411	8,991
Research and development	2,871		1,211	660
Selling and administrative expenses	26,980		29,604	9,806
Rationalizations	10,844		244	637
Operating loss	(23,051)	—	(29,648)	(2,112)
Other (income) expense, net	1,149		243	678
Interest expense	9,069		9,002	3,701
Interest income	(144)		(22)	(21)
Loss before provision for income taxes	(33,125)		(38,871)	(6,470)
(Benefit from) Provision for income taxes	1,818		3,353	833
Net loss	$(34,943)		$(42,224)	$(7,303)
Basic loss per common share:	$(0.26)		$(0.31)	N/A
Diluted loss per common share:	$(0.26)		$(0.31)	N/A
Net sales, by operating segment for the three months ended were as follows:

	Predecessor		Successor
(in thousands, except % change)	For the Three Months Ended September 30, 2014	For the Period July 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015
Industrial Materials	$208,573	$51,925	$74,080
Engineered Solutions	51,885	13,673	20,511
Total net sales	$260,458	$65,598	$94,591
Net sales. Net sales for our Industrial Materials segment decreased from $208.6 million in the three months ended September 30, 2014 to $51.9 million in the period July 1, 2015 through August 14, 2015 and $74.1 million in the period August 15 through September 30, 2015. This decrease was driven primarily by a 27% decrease in volumes of our graphite

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

electrode business caused by softening demand in the steel markets, particularly in Electric Arc Furnace ("EAF") environments. Our graphite electrode product line was also negatively impacted by a 8% decline in the weighted average selling prices compared to the same period of the prior year.
Net sales for our Engineered Solutions segment decreased from $51.9 million in the three months ended September 30, 2014 to $13.7 million in the period July 1, 2015 through August 14, 2015 and $20.5 million in the period August 15, 2015 to September 30, 2015. The decrease in revenue was primarily driven by a 36% decrease in volumes for our thermal solutions serving the advanced consumer electronics markets as end-product demand has weakened. We also experienced a 22% decrease in volumes for our advanced graphite materials due, in part, to a customer that we served during the three months ended September 30, 2014 that filed for bankruptcy in the fourth quarter of 2014. Additionally, our advanced graphite materials volumes were negatively impacted by a decrease in demand from the oil and gas industries that we serve.
Cost of sales. We experienced decreases in cost of sales from $242.8 million in the three months ended September 30, 2014 compared to $65.6 million in the period July 1 through August 14, 2015 and $85.6 million in the period August 15 through September 30, 2015. Lower volumes across both Industrial Materials and Engineered Solutions segments resulted in a reduction of $47.3 million of cost . Rationalization related expenses within cost of sales have decreased by $11.5 million as most of the larger initiatives are substantially complete. Decreases in the value of currencies in relationship to the US Dollar, primarily in the Euro region, benefited cost of sales by $10.5 million in the 2015 periods as compared to the same period of 2014. The remaining reduction in cost was driven by our improved cost structure resulting from our rationalization initiatives.
Selling and administrative expenses. During the third quarter of 2015 we incurred an $11.7 million charge to selling and general administrative expenses related to accelerated vesting of stock awards. See Note 4 "Stock Based Compensation". Additionally, we incurred $8.4 million of total fees related to our proxy contest and acquisition by Brookfield. In the three months ended September 30, 2014, we incurred $2.4 million proxy related fees.
Research and development expenses. Research and development expenses decreased from $2.9 million in the three months ended September 30, 2014 to $1.2 million in the period July 1, 2015 through August 14, 2015 and $0.7 million in the period August 15 to September 30, 2015 due primarily to head count reductions that were implemented beginning in the fourth quarter of 2014 as well as overall cost control measures.
Rationalizations. Rationalization expense has decreased throughout 2015 as our significant rationalization plans announced during 2013 and 2014 have wound down. See Note 3 to the financial statements for further discussion of rationalization activities.
Interest Expense. Interest expense increased from $9.1 million in the three months ended September 30, 2014 to $9.0 million in the period July 1, 2015 through August 14, 2015 and $3.7 million in the period August 15 to September 30, 2015 primarily due to the acceleration of interest expense related to the prepayment of our Senior Subordinated Notes totaling $4.5 million that occurred in the predecessor period.
Segment operating income (loss). The following table represents our operating income (loss) by segment:

	Predecessor		Successor
	For the Three Months Ended September 30, 2014	For the Period July 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015
	(Dollars in thousands)
Industrial Materials	$5,082	$(2,873)	$2,393
Engineered Solutions	(12,445)	(7,520)	(550)
Total segment operating loss	$(7,363)	$(10,393)	$1,843
Corporate, R&D and Other Expenses	(15,688)	(19,255)	(3,955)
Total operating loss	$(23,051)	$(29,648)	$(2,112)

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Provision for income taxes. The following table summarizes the expense/(benefit) for income taxes:

	Predecessor		Successor
	For the Three Months Ended September 30, 2014	For the Period July 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015
	(Dollars in thousands)
Tax expense	$1,818	$3,353	$833
Pretax loss	(33,125)	(38,871)	(6,470)
Effective tax rates	(5.5)%	(8.6)%	(12.9)%

For the period July 1, 2015 through August 14, 2015 and the period August 15, 2015 through September 30, 2015, the effective tax rate differs from the U.S. statutory rate of 35% primarily due to recent losses in the U.S. and Switzerland where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries.

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
Nine Months Ended September 30, 2014 as Compared to the Periods January 1 Through August 15, 2015 (Predecessor) and August 15 Through September 30, 2015 (Successor)
The tables presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our MD&A, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.
Business Combination Accounting
As a result of business combination accounting resulting from our acquisition by Brookfield (see Note 2 "Preferred Share Issuance and Merger"), the Company's financial statements are separated into two distinct periods, the period before the consummation of the Brookfield transaction (labeled predecessor) and the period after that date (labeled successor), to indicate the application the of different basis of accounting between the periods presented. There were no operational activities that changed as a result of the acquisition of the predecessor. Additionally, the impacts of the change in basis were not material for the period August 15 through September 30, 2015.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

	Predecessor		Successor
(in thousands, except per share data and % change)	For the Nine Months Ended September 30, 2014	For the Period January 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015
Net sales	$825,433	$437,931	$94,591
Cost of sales	764,142	399,817	85,600
Gross profit	61,291	38,114	8,991
Research and development	8,544	5,556	660
Selling and administrative expenses	89,024	81,147	9,806
Rationalizations	11,761	4,507	637
Impairments	121,570	35,381	—
Operating income (loss)	(169,608)	(88,477)	(2,112)
Other expense, net	1,902	1,335	678
Interest expense	27,223	27,118	3,701
Interest income	(257)	(367)	(21)
Loss before provision for income taxes	(198,476)	(116,563)	(6,470)
Provision for income taxes	3,417	4,086	833
Net income (loss)	$(201,893)	$(120,649)	$(7,303)
Basic income (loss) per common share:	$(1.48)	$(0.88)	N/A
Diluted income (loss) per common share:	$(1.48)	$(0.88)	N/A
Net sales, by reportable segment for the were as follows:

	Predecessor		Successor
(in thousands, except % change)	For the Nine Months Ended September 30, 2014	For the Period January 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015
Industrial Materials	$634,004	$341,974	$74,080
Engineered Solutions	191,429	95,957	20,511
Total net sales	$825,433	$437,931	$94,591
Net sales. Net sales for our Industrial Materials segment decreased from $634.0 million in the nine months ended September 30, 2014 compared to $342.0 million in the period January 1, 2015 through August 14, 2015 and $74.1 million in the period August 15, 2015 through September 30, 2015. This decrease was driven by a 22% decrease in volumes in our graphite electrode business caused by softening demand in the steel markets, particularly in EAF environments. Our graphite electrode product line was also negatively impacted by $30.1 million due to foreign currency rate declines primarily in the Euro region. Additionally, sales decreased due to a decrease in the weighted average sales prices of 6 percent during 2015.
Net sales for our Engineered Solutions segment decreased from $191.4 million in the nine months ended September 30, 2014, compared to $96.0 million in the period January 1, 2015 through August 14, 2015 and $20.5 million in the period August 15, 2015 through September 30, 2015 . The decrease in revenue was primarily driven by both decreased pricing and volumes for our thermal solutions serving the advanced consumer electronics markets. Sales of our AGM products decreased $16.9 million driven by the non-recurrence of 2014 sales of high temperature furnace systems servicing a single customer that filed for bankruptcy in October 2014. We also experienced lower demand in our products serving the oil and gas drilling markets.
Cost of sales. Cost of sales decreased from $764.1 million for the nine months ended September 30, 2014 compared to $399.8 million in the period January 1, 2015 through August 14, 2015 and $85.6 million in the period August 15, 2015 through September 30, 2015. Lower volumes across both Industrial Materials and Engineered Solutions segments resulted in a reduction of $132.9 million of cost in 2015 as compared to the same period of 2014. Rationalization related expenses

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

within cost of sales decreased by $44.3 million in the nine months ended September 30, 2015 as compared to the same period of 2014 as most of the larger initiatives are substantially complete. Decreases in the value of currencies in relation to the US Dollar, primarily in the euro region, benefited cost of sales by $33.4 million in the nine months ended September 30, 2015 as compared to the same period of 2014. The remaining reduction in cost was driven by our improved cost structure resulting from our rationalization initiatives.
Selling and general administrative. Selling and general administrative expenses increased from $89.0 million in the nine months ended September 30, 2014 compared to $81.1 million in the period January 1, 2015 through August 14, 2015 and $9.8 million in the period August 15, 2015 through September 30, 2015. During 2015 we have incurred an $11.7 million charge to selling and general administrative expenses related to accelerated vesting of stock awards. See Note 4 "Stock Based Compensation". Additionally, we have incurred $13.4 million of total fees related to our proxy contest and acquisition by Brookfield. In the nine months ended September 30, 2014, we incurred $3.0 million proxy related fees
Rationalizations. During the nine months ended September 30, 2015, we recorded a $5.5 million charge for rationalizations, primarily related to severance and contract termination costs related to the closure of our Notre Dame, France facility. See Note 3 to the financial statements for further discussion of rationalization activities.
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
Interest Expense. Interest expense increased from $27.2 million in the nine months ended September 30, 2014 to $27.1 million in the period January 1, 2015 through August 14, 2015 and $3.7 million in the period August 15 to September 30, 2015 primarily due to the acceleration of interest expense related to the prepayment of our Senior Subordinated Notes totaling $4.5 million that occurred in the predecessor period.
Segment operating income (loss). The results discussed above are reflected in our operating income (loss) by segment as follows:

	Predecessor		Successor
	For the Nine Months Ended September 30, 2014	For the Period January 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015
	(Dollars in thousands)
Industrial Materials	$7,742	$(25,678)	$2,393
Engineered Solutions	(131,704)	(15,368)	(550)
Total segment operating loss	(123,962)	(41,046)	1,843
Corporate, R&D and Other Expenses	(45,646)	(47,431)	(3,955)
Total operating loss	$(169,608)	$(88,477)	$(2,112)
 Provision for income taxes. The following table summarizes the expense/(benefit) for income taxes:

	Predecessor		Successor
	For the Three Months Ended September 30, 2015	For the Period January 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015
	(Dollars in thousands)
Tax expense	$3,417	$4,086	$833
Pretax loss	$(198,476)	$(116,563)	$(6,470)
Effective tax rates	(1.7)%	(3.5)%	(12.9)%

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

For the period January 1, 2015 through August 14, 2015 and the period August 15, 2015 through September 30, 2015, the effective tax rate differs from the U.S. statutory rate of 35% primarily due to recent losses in the U.S. and Switzerland where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.

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
For net sales of Industrial Materials, the impact of changes in the average exchange rates of other currencies against the U.S. dollar for the nine months ended September 30, 2015 was an decrease of $30.1 million compared to the same period of 2014. The impact of the exchange rate changes on cost of sales of Industrial Materials for the nine months ended September 30, 2015 was a decrease of $30.5 million compared to the same period of 2014. Changes in currency exchange rates decreased net sales of our Engineered Solutions segment by $4.1 million and decreased cost of sales by $3.0 million in the nine months ended September 30, 2015 as compared to the same period for 2014.
As part of our cash management, we also have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Operations.
The remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities resulted in a loss of $1.5 million in the nine months ended September 30, 2014 compared to a gain of $0.9 million in the nine months ended September 30, 2015.
We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by currency exchange rate changes, as described under “Part I, Item 3–Quantitative and Qualitative Disclosures about Market Risk”.
 Liquidity and Capital Resources
We believe that we have adequate liquidity to meet our needs. As of September 30, 2015, we had cash and cash equivalents of $13.5 million, long-term debt of $368.6 million, short-term debt of $9.6 million and stockholder’s

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

equity of $841 million. We also have unused borrowing capacity under the Revolving Facility of $297 million (after considering financial covenant restrictions and outstanding letters of credit of approximately $7.4 million).
We use cash flow from operations and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as well as cash on hand as our primary sources of liquidity. The Revolving Facility is secured, and provides for maximum borrowings of up to $375 million including a letter of credit sub-facility of up to $50 million and is subject to certain conditions (including a maximum senior secured leverage ratio test). The Revolving Facility matures in April 2019. As of September 30, 2015, we had outstanding borrowings drawn from the Revolving Facility of $110.3 million and outstanding letters of credit of $7.4 million.

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
On February 27, 2015, GrafTech and certain of its subsidiaries entered into an Amended and Restated Credit Agreement that provides for, among other things, greater financial flexibility and a new $40 million senior secured delayed draw term loan facility (the "Term Loan Facility"), which was fully drawn in August 2015.
On July 28, 2015, GrafTech and certain of its subsidiaries entered into an amendment to the Amended and Restated Credit Agreement to change the terms regarding the occurrence of a default upon a change in control (which is defined thereunder to include the acquisition by any person of more than 25 percent of GrafTech’s outstanding shares) to exclude the acquisition of shares by Brookfield (see Note 2 to the Financial Statements).  In addition, effective upon such acquisition, the financial covenants were eased, resulting in increased availability under the Revolving Facility. The size of the Revolving Facility was reduced from $400 million to $375 million.
The interest rate applicable to the Revolving Facility and the Term Loan Facility is LIBOR plus a margin ranging from 2.25% to 4.75% (depending on our total senior secured leverage ratio). The borrowers pay a per annum fee ranging from 0.35% to 0.70% (depending on our senior secured leverage ratio) on the undrawn portion of the commitments under the Revolving Facility. The new financial covenants require us to maintain a minimum cash interest coverage ratio ranging from 1.50 to 2.50 and a maximum senior secured leverage ratio ranging from 5.75 to 3.00, subject to adjustment over time.

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

Senior Subordinated Notes
On November 30, 2010, in connection with the acquisition of Seadrift Coke LP and C/G Electrodes LLC, we issued Senior Subordinated Notes for an aggregate total face amount of $200 million. These Senior Subordinated Notes were non-interest bearing and scheduled to mature in 2015. Because the Notes were non-interest bearing, we were required to record them at their present value (determined using an interest rate of 7%). The difference between the face amount of the Notes and their present value was recorded as debt discount. The debt discount was amortized using the imputed interest method, over the life of the Notes.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

On July 9, 2015, the Company provided notice to all holders of the Senior Subordinated Notes due November 30, 2015 of the Company, that, as permitted under the Notes, the Company intended to prepay in full the entire $200,000,000 aggregate principal amount of the Notes after the Company's receipt of the proceeds of the issuance of Preferred Stock to Brookfield's affiliate. See Note 2 to the financial statements for further discussion of the Preferred Stock Issuance. This prepayment was consummated on August 11, 2015.

As of September 30, 2015, approximately 73% of our debt consisted of fixed rate or zero interest rate obligations compared to 92% as of December 31, 2014.
Cash Flow and Plans to Manage Liquidity. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of capital expenditures, acquisitions, stock repurchases and other factors.
Certain of our obligations could have a material impact on our liquidity. Cash flow from operations and from financing activities services payment of our obligations, thereby reducing funds available to us for other purposes. As of September 30, 2015, we had $297 million of unused borrowing capacity under the Revolving Facility (after considering financial covenant restrictions and outstanding letters of credit of approximately $7.4 million). Potential uses of this capacity include capital expenditures, acquisitions, debt repayments, stock repurchases and other general purposes, including cash outflows related to rationalization activities. Continued volatility in the global economy may require additional borrowings under the Revolving Facility. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn could significantly and negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.
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
We had positive cash flow from operating activities during 2011, 2012, 2013, 2014 and through September 30, 2015. Although the global economic environment experienced significant swings in these periods, our working capital management and cost-control initiatives allowed us to remain operating cash flow positive in both times of declining and improving operating results. Additionally, we continually look at means to enhance our liquidity and believe that many options are available to us to enhance both our near and long term liquidity. We plan to further reduce our inventory levels which will provide additional cash flow and we may enter into accounts receivable factoring arrangements ($50 million of which are permitted under the Revolving Facility).
Related Party Transactions. Mr. Nathan Milikowsky, a former director of GrafTech, and certain members of his immediate family and certain entities in which he and members of his immediate family have interests, were substantial equity owners of Seadrift and C/G prior to the acquisitions of those entities by the Company. In connection with those acquisitions, Mr. Milikowsky, his immediate family members and those entities received a portion of the aggregate consideration paid to the equity holders of Seadrift and C/G pursuant to the Seadrift Merger Agreement and the C/G Merger Agreement, which was comprised of shares of the Company's common stock, cash and Senior Subordinated Notes.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

We have not engaged in or been a party to any other material transactions with affiliates or related parties except for reimbursement of certain costs incurred by Brookfield as required under the Investment Agreement, transactions with our current or former subsidiaries, compensatory transactions with directors and officers including employee benefits (including reimbursement to Brookfield for compensation costs incurred by it for certain personnel who devote substantially all of their working time to us), stock option and restricted stock grants, compensation deferral, stock purchases, and customary indemnification and expense advancement arrangements.
Cash Flows.
The following table summarizes our cash flow activities:

	For the Nine Months Ended September 30, 2014	For the Period January 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015
	(Dollars in millions)
Cash flow provided by (used in):
Operating activities	$82.9	$28.3	$3.9
Investing activities	$(63.0)	$(39.9)	$(4.6)
Financing activities	$(20.2)	$20.8	$(10.6)
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
During the period January 1 through August 14, 2015, changes in working capital resulted in a net source of funds of $45.6 million which was impacted by:

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

•	net cash inflows in accounts receivable of $61.0 million from the decrease in accounts receivable due to the timing and collection of customer sales and collections;

•	net cash outflows from decreases in accounts payable and accruals of $18.7 million, due primarily to changes in tax accruals and payables; and

•	a decrease in interest expense of $2.3 million.
During the period August 15 through September 30, 2015, there was no significant change to net working capital.
Investing Activities
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
Net cash used in investing activities was $39.9 million during the period January 1 through August 14, 2015 and included capital expenditures of $32.3 million and $8.3 million related to cash settlements of derivative instruments. During the period August 15 through September 30, 2015 net cash used in investing activities was $4.6 million resulting primarily from $5.2 million of capital expenditures.
 Financing Activities
Net cash flow used in financing activities was $20.2 million during the nine months ended September 30, 2014, including $9.5 million to reduce the outstanding balance under our supply chain financing agreement to zero. Net borrowings under our Revolving Facility and short term debt agreements resulted in a use of cash of $11.0 million.
Net cash inflow from financing activities was $20.8 million during the period January 1 through August 14, 2015. We received $150 million of cash as proceeds from our issuance of preferred shares and had net borrowings under our Revolving Facility and short term debt agreements resulted in a source of cash of $79.5 million. These were offset by the $200 million repayment of our Senior Subordinated Notes, $5.1 million of credit facility refinancing fees and $3.4 of preferred share issuance costs.
Restrictions on Dividends and Stock Repurchases
It has generally been the policy of our Board of Directors to retain earnings to finance strategic and other plans and programs, conduct business operations, fund acquisitions, meet obligations and repay debt. We did not pay any cash dividends in 2013, 2014 or 2015. We periodically review our dividend policy.
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
The outstanding foreign currency derivatives as of December 31, 2014 represented a net unrealized gain of $0.9 million and a net unrealized loss of $0.1 million as of September 30, 2015.
Energy Commodity Management. We periodically enter into commodity derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas and refined oil product exposure. The outstanding contracts as of December 31, 2014 represented net unrealized loss of $7.1 million and no net unrealized gains or losses as of September 30, 2015.
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
Sensitivity Analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our foreign currency derivatives and our commodity derivatives. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of September 30, 2015, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a corresponding decrease of $1.9 million or a corresponding increase of $1.8 million, respectively, in the fair value of the foreign currency hedge portfolio. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
We had no interest rate derivative instruments outstanding as of September 30, 2015. A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $1.0 million for the nine months ended September 30, 2015.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective at the reasonable assurance level as of September 30, 2015.
Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2015 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 11, 2015, the Company issued 150,000 convertible preferred shares in a private placement transaction. No underwriter was involved.  See Note 2.
Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information.
None

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

GRAFTECH INTERNATIONAL LTD.
Date:	November 9, 2015	By:	/s/ Quinn J Coburn
Quinn J Coburn
Vice President and Chief Financial Officer (Principal Financial Officer)