Form 10-K
period 2015-12-31
GRAFTECH INTERNATIONAL LTD
filed 2016-03-07
CIK 931148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                      to
Commission file number: 1-13888
GRAFTECH INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Delaware	27-2496053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
Suite 300 - Park Center I	44131
6100 Oak Tree Boulevard	(Zip Code)
Independence, Ohio
Registrant’s telephone number, including area code: (216) 676-2000

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☒    No  ☐
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer  ☒ Accelerated Filer  ☐ Non-Accelerated Filer  ☐  Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒
The aggregate market value of our outstanding common stock held by non-affiliates, computed by reference to the closing price of our common stock on June 30, 2015, was approximately $641.6 million. On January 31, 2016, 100 shares of our common stock were outstanding.

PART I

Preliminary Notes

Important Terms. We use the following terms to identify various matters. These terms help to simplify the presentation of information in this Report.
“Brookfield” means BCP IV GrafTech Holdings LP, an affiliate of Brookfield Asset Management Inc., and the owner of GrafTech
“Common stock” means GTI common stock, par value $.01 per share.
“Credit Agreement” refers to the credit agreement providing for our senior secured revolving and term credit facilities, dated as of April 23, 2014, as amended as of November 19, 2014, February 27, 2015, June 26, 2015 and July 28, 2015.
“GrafTech Finance” refers to GrafTech Finance Inc. only. GrafTech Finance is an indirect wholly-owned, special purpose finance subsidiary of GTI and the borrower under the Revolving Facility.
“GrafTech Global” refers to GrafTech Global Enterprises Inc. only. GrafTech Global is an indirect wholly-owned subsidiary of GTI and the direct or indirect holding company for many of our operating subsidiaries. GrafTech Global is a guarantor of the Revolving Facility.
“GTI” refers to GrafTech International Ltd. only. GTI is our U.S. parent company. GTI is a guarantor of the Revolving Facility.
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
“Revolving Facility” refers to the senior secured revolving credit facility provided under the Credit Agreement, at the relevant time.
“Senior Notes” means our 6.375% senior notes due 2020 issued on November 20, 2012.
“Senior Subordinated Notes” means our senior subordinated promissory notes issued on November 30, 2010, in connection with the Seadrift Coke L.P. (“Seadrift”) and C/G Electrodes LLC (“C/G”) acquisitions, in an aggregate principal amount of $200 million. The Senior Subordinated Notes were non-interest bearing, due on November 30, 2015 and repaid in full in August 2015. Because the Senior Subordinated Notes are non-interest bearing, we were required to record them at each measurement date at their then present value (determined using an interest rate of 7.00%).
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

Unless otherwise noted, market and market share data in this Report are our own estimates. Market data relating to the steel, electronics, semiconductor, solar, thermal management, transportation, petrochemical and other metals industries, our general expectations concerning such industries and our market position and market share within such industries, both domestically and internationally, are derived from trade publications relating to those industries and other industry sources as well as assumptions made by us, based on such data and our knowledge of such industries. Market and market share data relating to the graphite and carbon industry as well as information relating to our competitors, our general expectations concerning such industry and our market position and market share within such industry, both domestically and internationally, are derived from the sources described above and public filings, press releases and other public documents of our competitors as well as assumptions made by us, based on such data and our knowledge of such industry. Such data are used to provide a guage of our competitiveness against our competitors and are intended to describe things such as customer or potential customer bases, industries, or subsets of the industries in which we compete and intermediate or end use applications of the product or technology involved. Unless otherwise noted, references to "market share" are based on sales volumes for the relevant year. Similarly, product descriptions are used to help understand how we develop, produce, source, manage, market, sell, or account for products. Market data and product descriptions are not intended to define markets or products from an antitrust, trade regulation, trade remedy, or other regulatory purpose. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors-Risks Relating to Us” and “Risk Factors-Forward Looking Statements” in this Report. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources mentioned above has consented to the disclosure or use of data in this Report.
The GRAFTECH logo, GRAFCELL®, GRAFOAM®, GRAFIHXtm, eGraf® and HOTPRESSED™ are our trademarks and trade names used in this report. This Report also contains trademarks and trade names belonging to other parties.
We make available, free of charge, on or through our web site, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file them with, or furnish them to, the U.S. Securities and Exchange Commission (“SEC”). We maintain our website at http://www.graftech.com. The information contained on our web site is not part of this Report. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Please see http://www.sec.gov for more information.
We have a code of ethics (which we call our Code of Conduct and Ethics) that applies to our principal executive officer, principal financial officer, principal accounting officers and controller, and persons performing similar functions, as well as our other employees, and which is intended to comply, at a minimum, with the Sarbanes-Oxley Act of 2002 and the SEC rules adopted thereunder. A copy of our Code of Conduct and Ethics is available on our web site. We intend to report timely on our website any disclosures concerning amendments or waivers of our Code of Conduct and Ethics that would otherwise require the filing of a Form 8-K with the SEC.

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
We are a leading manufacturer of a broad range of high quality graphite electrodes, products essential to the production of electric arc furnace (“EAF”) steel and various other ferrous and nonferrous metals. We also produce needle coke products, which are the primary raw material needed in the manufacture of graphite electrodes. We also manufacture carbon, graphite, and semi-graphite refractory products, which protect the walls of blast furnaces and submerged arc furnaces. We are one of the leading manufacturers of high quality flexible graphite products, enabling thermal management solutions for the electronics industry. We are one of the largest manufacturers and providers of advanced graphite and carbon materials used in the transportation, solar and oil and gas exploration industries.We design, manufacture and test advanced composites used in many applications including ultra-light-weight thermal protection, high-strength heat shields and various other components.
We currently manufacture our products in 16 manufacturing facilities strategically located on four continents. We believe our Industrial Materials business has the largest manufacturing capacity and the lowest manufacturing cost structure of all of our major competitors and delivers the highest-level quality products. We currently have the operating capability, depending on product demand and mix, to manufacture approximately 195,000 metric tons of graphite electrodes. Beginning in 2013 and continuing through 2015, we announced and implemented rationalization plans designed to significantly improve our competitiveness, allow us to better serve customers and position our Industrial Materials and Engineered Solutions businesses for success. As a result we have reduced our manufacturing facilities in both businesses, reduced graphite electrode capacity and exited certain product lines in the Engineered Solutions business. Additionally we initiated changes to the Company’s operating and management structure in order to streamline, simplify and decentralize the organization, resulting in savings within our corporate functions. These strategic initiatives addressed three key areas: profitability, cash flow and future growth.
We hold approximately 629 issued and pending patent applications and have been the recipient of eight R&D 100 Awards in the past 12 years. Our technological capabilities include developing products with superior thermal, electrical and physical characteristics that provide a differentiated advantage.
On August 15, 2015, GrafTech became an indirect wholly owned subsidiary of Brookfield Asset Management Inc. through a tender offer to our shareholders and subsequent merger transaction. Brookfield Asset Management is an experienced operator of industrial, natural resource and other tangible asset businesses. This transaction has provided us with a stable equity partner with experience in cyclical capital intensive industries.
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
Industrial Materials. Our Industrial Materials segment manufactures and delivers high quality graphite electrodes, refractory products and needle coke products. Electrodes are key components of the conductive power systems used to produce steel and non-ferrous metals. Approximately 75% of our graphite electrodes sold are consumed in the EAF steel melting process, the steel making technology used by all “mini-mills,” typically at a rate of one graphite electrode every eight to ten operating hours. We believe that mini-mills constitute the higher long-term growth sector of the steel industry and that there is currently no commercially viable substitute for graphite electrodes in EAF steel making. The remaining approximately 25% of electrodes sold are primarily used in various other ferrous and non-ferrous melting applications, including steel refining (ladle furnace operations for both EAF and basic oxygen furnace steel production), fused materials, chemical processing, and alloy metals.
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
Engineered Solutions. The Engineered Solutions segment includes advanced graphite materials, advanced composite materials, advanced electronics technologies and advanced materials. Advanced graphite materials are highly engineered synthetic graphite products used in many areas due to their unique properties and our ability to tailor them to specific solutions. These products are used in transportation, alternative energy, metallurgical, chemical, oil and gas exploration and various other industries. Advanced composite materials are highly engineered carbon products that are woven into various shapes, primarily to support the aerospace and defense industries. Advanced electronics technologies products consist of electronic thermal management solutions, fuel cell components, and sealing materials. Advanced materials use carbon and graphite powders as components or additives in a variety of industries, including lithium ion batteries, metallurgical processing, fuel cell components and polymer additives.
Industrial Materials Segment

Our Industrial Materials segment, which had net sales of $909 million in 2013, $840 million in 2014 and $535 million in 2015 manufactures and delivers high quality graphite electrodes, refractory products and needle coke products, as well as provides customer technical services. Industrial Materials sales represented approximately 82%, of consolidated net sales in 2013 and 78% in 2014, and 2015. We estimate that the worldwide sales for products serviced by our Industrial Materials segment was approximately $5 billion in 2014 and approximately $3.5 billion in 2015. The decline in worldwide sales is primarily the result of lower prices and volumes driven primarily by decreased EAF steel production. This decrease is caused by increased imports to the markets we serve and increased blast furnace steel production as iron ore prices have fallen.
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

EAF steel production was estimated to be approximately 398 million metric tons in 2015, representing approximately 25% of the world’s steel production. The World Steel Association's utilization rate for the total steel market was 73% in 2014 and 70% in 2015. EAF steel capacity utilization rates typically follow the trends of the overall steel industry, however recently blast furnace utilization has increased to the detriment of EAF production as iron ore and coal prices have fallen faster than the price of scrap steel.
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
Production Capacity. We believe that the worldwide total graphite electrode manufacturing capacity was approximately 1.94 million metric tons for 2013, 1.88 million metric tons for 2014 and approximately 1.85 million metric tons for 2015. We believe that the graphite electrode industry manufacturing capacity utilization rate worldwide was approximately 70% for 2014 and 65% for 2015. We routinely update our estimates as more information, which can vary, becomes available, as stated capacities in some cases are effective capacity adjusted for production yields and product mix.
We have the capability, depending on product demand and mix, to manufacture approximately 195,000 metric tons of graphite electrodes during 2015. This production capacity is down approximately 60,000 metric tons from previous years due to our rationalization initiatives. See Note 3 to the Financial Statements for a discussion on these rationalization activities. As a result of our acquisition of Seadrift in November 2010, our graphite electrode production is vertically integrated. Seadrift currently provides a substantial portion of our needle coke requirements.
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
Petroleum Needle Coke and Coke Products. We produce petroleum needle coke. Petroleum needle coke, a crystalline form of carbon derived from decant oil, is used primarily in the production of graphite electrodes. We are one of three petroleum needle coke producers in the world, and this backward integration reduces our reliance on other suppliers.
Needle coke is the key raw material in the manufacture of graphite electrodes which are consumed in EAF steel production. Graphite electrode producers combine petroleum or coal tar (“pitch”) needle coke with binders and other ingredients to form graphite electrodes. Petroleum and pitch needle coke, relative to other varieties of coke, are distinguished by their needle-like structure and their quality, which is measured by the presence of impurities, principally sulfur, nitrogen and ash. The needle-like structure of petroleum and pitch needle coke creates expansion along the length of the electrode, rather than the width, which reduces the likelihood of fractures. Impurities reduce quality because they increase the coefficient of thermal expansion and electrical resistivity of the graphite electrode, which can lead to uneven expansion and a build-up of heat and cause the graphite electrode to oxidize rapidly and break. Petroleum and pitch needle coke are typically low in these impurities. In order to minimize fractures caused by disproportionate expansion over the width of an electrode, and minimize the effect of impurities, large-diameter graphite electrodes (18 inches to 32 inches) employed in high-intensity electric arc furnace applications are comprised almost exclusively of petroleum and pitch needle coke.
Engineered Solutions Segment

Our Engineered Solutions segment had sales of $257.2 million in 2013, $245.2 million in 2014 and $151.5 million in 2015. Engineered Solutions represented approximately 22% of consolidated net sales for 2013, 2014 and 2015. We estimate that the addressable worldwide demand for Engineered Solutions products was $2,300 million in 2013, $2,400 million in 2014 and $2,800 million in 2015.
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
Advanced Electronics Technologies. We manufacture flexible natural and synthetic graphite products. Applications include thermal management solutions used in advanced consumer electronics (including smart phones, televisions, tablets and displays), and sealing in the automotive, petrochemical and alternative energy industries. We are one of the world's largest manufacturers of flexible natural and synthetic graphite products for these uses and applications.
Advanced Materials. We manufacture primary synthetic graphite powders, natural flake graphite powders, coke powders, and various other carbon/graphite powder derivatives. Markets include lithium ion batteries, industrial lubricants, hot metal forming lubricants and conductive polymer fillers.
Business Strategies
We believe that, by growing our revenues, successfully implementing LEAN initiatives, and maximizing our cash flows, we will deliver enhanced financial performance. We believe this strategy will position us to capitalize on growth opportunities that may arise. We have transformed our operations, building competitive advantages to enable us to compete successfully in our major product lines, to realize enhanced performance as economic conditions improve and to exploit growth opportunities from our intellectual property portfolio. Our business strategies are designed to expand upon our competitive advantages by:
Leveraging Our Unique Global Manufacturing Network. We believe that our global manufacturing network, our backward integration and our research and development provides us with competitive advantages in product quality, product costs, timely and reliable delivery, and operational flexibility to adjust product mix to meet the diverse needs of a wide range of segments and customers.
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

We sell our products in every major geographic region. Sales of our products to buyers outside the U.S. accounted for approximately 75% of net sales in 2013, approximately 74% of net sales in 2014 and 2015. No single customer or group of affiliated customers accounted for more than 10% of our total net sales in 2013, 2014 or 2015.

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
Our focus on waste reduction using a team approach creates knowledge at all levels of the organization. Concentrating on creating flow within processes enables us to capitalize on lower inventories while still maintaining a high percentage of on-time-delivery. As discussed in Note 3 of the Financial Statements, we have closed two graphite electrode manufacturing facilities to better align our production with customer demand. We reduced our inventory levels during 2013, 2014 and 2015 and plan to further reduce inventory levels in 2016. Our metric driven behavior and process of deploying corrective actions to anomalies drives us towards customer centric solutions.
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
Accelerating Commercialization of Advantaged Technologies. We believe that our technological capabilities for developing products with superior thermal, electrical and physical characteristics provide us with a potential growth opportunity as well as a competitive advantage. We exploit these capabilities and our intellectual property portfolio to accelerate development and commercialization of these technologies across all of our businesses, to improve existing products, and to develop and commercialize new products for higher growth rate areas such as electronic thermal management technologies. We have received R&D Magazine’s prestigious R&D 100 Award in eight of the past 12 years. The R&D 100 Award honors the 100 most technologically significant products introduced into the marketplace each year. We received this Award in 2003 and 2004 for our achievements in electronic thermal management products, in 2005 for our large-diameter pinless graphite electrodes, in 2006 for GRAFOAM® carbon foam, a unique high strength, light weight carbon foam, in 2007 for GrafCell® flow field plates, a key component to the commercialization of fuel cells, in 2009 for our GRAFIHXtm Flexible Heat Exchangers, a graphite solution uniquely suited for radiant floor heating systems, in 2011 for the eGRAF® Spreadershield SS1500™ and in 2015 for 3D polymer matrix composites.
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
Maintaining Liquidity and Building Stockholder Value. We believe that our business strategies and our rationalization and related activities support our goal of growing revenues and operating income and maximizing the cash generated from operations. Maintaining liquidity remains a priority for us. As of December 31, 2015, we had outstanding borrowings under our Revolving Facility of $98 million, Senior Notes with a carrying value of $268 million which will mature in 2020 with a redemption value of $300 million and cash and cash equivalents of $6.9 million. As of December 31, 2014, we had outstanding borrowings under our Revolving Facility of $40 million, $300 million of Senior Notes, $188 million of Senior Subordinated Notes and cash and cash equivalents of $17.6 million. We had approximately $205 million of unused borrowing capacity under the Revolving facility (after considering financial covenants restrictions and the outstanding letters of credit of approximately $7.9 million) as of December 31, 2015.
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
We currently manufacture graphite electrodes in the United States, Mexico, France and Spain and we have an electrode machining center in Brazil. During 2013, we closed our graphite electrode manufacturing facilities in Brazil and South Africa, as well as our machine shop in Russia. See Note 3 of the financial statements for further discussion. During 2016, we plan to temporarily idle our U.S. facility to align with overall demand.
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
Advanced Graphite Materials. Advanced graphite materials are manufactured using processes and technologies similar to those of graphite electrodes. Manufacturing lead times range between four to twelve months for most products and depend on the specific material properties that are needed to be imparted in the final billet. After the forming, baking, impregnation, rebaking and graphitization steps, the billets are either dressed and sold as raw stock or are machined into custom parts against proprietary specifications supplied by our customers. We primarily produce advanced graphite materials in the United States and Italy.
Advanced Composite Materials. Advanced composite materials are primarily manufactured using a 3-dimensional carbon-fiber-composite weaving process.  The 3-dimensional weaving process uses two sets of yarn woven in the fabric-width and length directions (X-Y) and a third yarn woven into the fabric thickness (Axial or Z direction) using specialty weaving equipment.  This process results in a volumetric solid with yarns reinforcing both the planar and axial (Z) directions.  Advanced composite materials are manufactured in two U.S. facilities.
Advanced Electronics Technologies. We use a proprietary process to convert mined natural graphite flake into expandable graphite, an intermediate product. We manufacture flexible graphite by subjecting expandable graphite to additional proprietary processing. We also produce synthetic flexible graphite through a proprietary process. Our Advanced Electronics Technologies business primarily operates two manufacturing facilities in the U.S. We believe that we operate one of the world’s most sophisticated advanced natural and synthetic flexible graphite production lines.
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
We plan to obtain a substantial portion of our 2016 needle coke requirements internally.
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
We deploy these selling methods and our customer technical service to address the specific needs of all products. Our direct sales force currently operates from 14 sales offices located around the world.
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
We have customer technical service personnel based around the world to assist customers to maximize their production and minimize their costs. We employ approximately 110 engineers and technicians in our Industrial Materials segment, a portion of who provide technical service and advice to key steel and other metals customers. These services relate to furnace applications and operation, as well as furnace upgrades to reduce energy consumption, improve raw material costs and increase output.
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
Research and development expenses amounted to $10.4 million in 2013, $14.8 million in 2014, and $5.6 million in the period January 1 through August 14, 2015 and $2.3 million in the period August 15 through December 31, 2015.
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
A significant portion of our research and development is focused on new product development, particularly Engineered Solutions for advanced energy applications such as electronic thermal management and energy storage. Other significant work focuses on advancements in electrode technology and raw material optimization.
Intellectual Property. We believe that our intellectual property, consisting primarily of patents and proprietary know-how, provides us with competitive advantages and is important to our growth opportunities. Our intellectual property portfolio is extensive, with approximately 629 U.S. and foreign patents and published patent applications which are carbon and graphite related, which we believe is more than any of our major competitors (in the business segments in which we operate). Among our competitors, we hold one of the largest number of patents for flexible graphite, as well as the largest number of patents relating to the use of natural graphite for certain fuel cell applications. These patents expire at various times over the next two decades.
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
In the most demanding product applications (that is, graphite electrodes that can operate in the largest, most productive and demanding EAF steel mills in the world), we compete primarily on product quality, delivery reliability, price and customer technical service. We believe these are prerequisite capabilities that not all producers of graphite electrodes possess or can demonstrate consistently. In this segment, we primarily compete with higher quality graphite electrode producers, although this segment of the graphite electrode market has become increasingly competitive in recent years as more graphite electrode producers have improved the quality of their offerings and become qualified suppliers to some of the largest and most sophisticated EAF customers.
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
We believe there are currently approximately nine other firms producing needle coke. These competitors include Philips 66 (U.S.), Petrocokes Japan Limited (Japan), Mitsubishi Chemical Company, Baosteel Group (China), C-Chem Co., Ltd. (Japan), Indian Oil Company Limited (India), JX Holdings Inc. (Japan), Petrochina International Jinzhou Co., Ltd. (China) and Anshan Kaitan Thermo-Energy New Materials Co., Ltd (China).

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
International accords, foreign laws and regulations, and U.S. federal, state and local laws and regulations are increasingly being enacted to address concerns about the effects that carbon dioxide (“CO2”) emissions and other identified greenhouse gases (“GHG”) may have on the environment and climate worldwide. These effects are widely referred to as Climate Change. Some members of the international community have taken actions in the past to address Climate Change issues on a global basis. In 1997, an international Kyoto Protocol set binding GHG emission reduction targets for the participating industrialized countries. Participating members of the international community continue to meet at annual meetings of the United Nations Framework Convention on Climate Change (“UNFCC”) to reach global agreements on Climate Change to replace the expired Kyoto Protocol.
The EU Emissions Trading Scheme (“EU ETS”) enacted under the provisions of the 1997 Kyoto Protocol requires certain listed energy-intensive industries to participate in an international “cap and trade” system of GHG emission allowances. A third phase of the EU ETS started in January 2013 under Directive 2009/29/EC, which instituted a number of program changes. EU Member States brought into force the necessary laws, regulations and administrative provisions to comply with this EU Directive. Carbon and graphite manufacturing is still not a covered industry sector in the revised Annex 1 of this Directive. However, one of our European manufacturing operations was required to comply with these provisions under a more general fuel combustion category, because their combustion units met the applicability levels. The operations subject to these provisions was eligible to receive free carbon dioxide emission allowances under the member state allocation program.
In December 2015, the 21st Conference of Parties for the UNFCC concluded with more than 190 countries adopting the Paris Agreement, a partly binding and partly voluntary agreement to cut global carbon emissions in an effort to limit the rise in global temperatures. The U.S. has pledged to achieve significant reductions in CO2 emissions by 2020. The U.S. may sign a future international Climate Change agreement and/or enact new national Climate Change legislation to reduce GHG emissions in accordance with established goals and deadlines. Such new legislation could impact our industry directly or indirectly, for example by higher energy costs. One or more of our U.S. facilities could be covered by such new legislation and we could incur additional compliance obligations and related expenses.
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
We have sold or closed a number of facilities that had operated solid waste management units on‑site. In most cases where we divested the properties, we have retained ownership of on-site landfills. When our landfills were or are to be sold, we obtained or seek to obtain financial assurance we believe to be adequate to protect us from any potential future liability associated with these landfills. When we have closed landfills, we believe that we have done so in material compliance with applicable laws and regulations. We continue to monitor these landfills and observe any reporting obligations we may have with respect to them pursuant to applicable laws and regulations. To date, the costs associated with the retained landfills have not been, and we do not anticipate that future costs will be, material to us.
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
Employees
As of December 31, 2015, we had 1,921 employees (excluding contractors), a decrease of 476 employees from December 31, 2014. A total of 434 employees were in Europe (including Russia), 564 were in Mexico and Brazil, 23 were in South Africa, 880 were in the U.S. and 20 were in the Asia Pacific region. As of December 31, 2015, 1,065 of our employees were hourly employees.
As of December 31, 2015, approximately 42% of our worldwide employees were covered by collective bargaining or similar agreements, which expire at various times in each of the next several years. As of December 31, 2015, approximately 523 employees, or 27% of our employees, were covered by agreements which expire, or are subject to renegotiation, at various times through December 31, 2016. We believe that, in general, our relationships with our unions are satisfactory and that we will be able to renew or extend our collective bargaining or similar agreements on reasonable terms as they expire. We cannot assure, however, that renewed or extended agreements will be reached without a work stoppage or strike or will be reached on terms satisfactory to us.
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
While the global recovery continues, the pace of recovery remains sluggish and uneven geographically. Downside risks remain, including high unemployment, reduced consumer spending, high deficit spending by governments, turbulent financial markets (particularly in the euro area), tighter monetary policies (particularly in emerging markets). In the U.S., the uncertainty regarding government shutdowns and threatened shutdowns, significant mandated tax increases, government debt ceiling limitations, sequestration and government spending cuts and budget negotiations pose a serious risk for the U.S. economy and consumer confidence. In the event that the U.S. federal government is unable to achieve a resolution of these issues there could be an adverse impact on the U.S. economy, which could negatively impact our revenues and results of operations.
As more fully described under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” we are currently facing a challenging environment for our products, particularly our Industrial Materials products, as a result of global economic conditions.
The International Monetary Fund reported GDP growth figures for 2015 at approximately 3.1%. We believe that in the graphite electrode markets the capacity utilization rate was approximately 70% for 2014 and 65% for 2015. These lower capacity utilization rates may continue to be driven by a challenging environment for our customers which would negatively impact demand for our Industrial Materials products and may adversely affect our revenue and results of operations for 2016.
We are dependent on the global steel industry and also sell products used in the transportation, semiconductor, solar, petrochemical, electronics, and other industries which are susceptible to global and regional economic downturns.
We sell our Industrial Materials products, which accounted for about 78% of our total net sales in 2015, primarily to the EAF steel production industry. Many of our other products are sold primarily to the electronics, transportation, alternative energy, and oil and gas exploration industries. These are global basic industries, and they are experiencing various degrees of contraction, growth and consolidation. Customers in these industries are located in every major geographic region. As a result, our customers are affected by changes in global and regional economic conditions. This, in turn, affects overall demand and prices for our products sold to these industries. As a result of changes in economic conditions, demand and pricing for our products sold to these industries has fluctuated and in some cases declined significantly, which could have a material adverse effect on our results of operations.
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
As of December 31, 2015, we had approximately $394.6 million of total indebtedness principal outstanding, including approximately $98.0 million of secured indebtedness outstanding under the Revolving Facility, and $267.8 million of Senior Notes ($300.0 million due upon maturity). Additionally, as of December 31, 2015, we had approximately $205.0 million of unused borrowing capacity under the Revolving Facility (after considering financial covenants restrictions and the outstanding letters of credit of approximately $7.9 million).
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
The Credit Agreement governing the Revolving Facility and the indenture governing the Senior Notes includes covenants that could restrict or limit our financial and business operations.
The Credit Agreement and the Indenture contain a number of restrictive covenants that, subject to certain exceptions and qualifications, restrict or limit GTI's ability and the ability of GTI's subsidiaries to, among other things:

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
The Credit Agreement also contains certain affirmative covenants and requires us to comply with financial coverage ratios regarding both our cash interest expense and our senior secured debt relative to our EBITDA (as defined in the Credit Agreement).
These covenants and restrictions could affect our ability to operate our business, and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise. Additionally, our ability to comply with these covenants may be affected by events beyond our control, including general economic and credit conditions and industry downturns.
If we fail to comply with the covenants in the Credit Agreement and are unable to obtain a waiver, or amendment, an event of default would result, and the lenders could, among other things, declare outstanding amounts due and payable, refuse to lend additional amounts to us, require deposit of cash collateral in respect of outstanding letters of credit, or refuse to waive any restrictive covenants in the Credit Agreement, including the restriction which prohibits dividends and distributions from GTI's subsidiaries to GTI to fund payment of indebtedness, including the Senior Notes, during a default or event of default. If we were unable to repay or pay the amounts due, the lenders could, among other things, proceed against the collateral granted to them to secure such indebtedness, which includes substantially all of the assets of GTI and its U.S. subsidiaries and certain assets of certain of GTI's foreign subsidiaries.
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
We may not be able to raise the funds necessary to finance a change of control repurchase under the Indenture governing the Senior Notes.
Upon the occurrence of a change of control repurchase event under the Indenture, holders of Senior Notes may require us to purchase their Senior Notes. However, it is possible that we would not have sufficient funds at that time to make the required purchase of Senior Notes. We cannot assure you that we will have sufficient financial resources, or will be able to arrange financing, to pay the repurchase price in cash with respect to any Senior Notes tendered by holders for repurchase upon a change of control. Our failure to repurchase the Senior Notes when required would result in an event of default under the Indenture which could, in turn, constitute a default under the terms of our other indebtedness, if any.
The Credit Agreement governing the Revolving Facility include covenants that could restrict or limit our ability to repurchase the Senior Notes in a change of control repurchase event.
Upon the occurrence of a change of control repurchase event under the indenture governing the Senior Notes, holders of Senior Notes may require us to purchase their Senior Notes. The Credit Agreement contains a restrictive covenant on the repurchase or retirement of indebtedness, which could limit or restrict our ability to make the required repurchase of Senior Notes. If the repurchase of Senior Notes does violate covenants in the Credit Agreement and if we are unable to obtain a waiver or amendment, an event of default would occur if we repurchased the Senior Notes, and the lenders under the Credit Agreement could, among other things, declare outstanding amounts thereunder due and payable, refuse to lend additional amounts to us, and require a deposit of cash collateral in respect of outstanding letters of credit. If we were unable to repay or pay the amounts due, the lenders could, among things, proceed against the collateral granted to them to secure such indebtedness, which includes substantially all of the assets of GTI and GTI's U.S. subsidiaries and certain assets of certain of GTI's foreign subsidiaries.
A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.
Any rating assigned to our debt could be lowered or withdrawn entirely by a rating agency if, in that rating agency's judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing. In January 2016, Moody's downgraded our Senior Notes from B1 to Caa1
Disruptions in the capital and credit markets, which may continue indefinitely or intensify, could adversely affect our results of operations, cash flows and financial condition, or those of our customers and suppliers.
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
We cannot assure you that agreements designed to protect our proprietary know-how and information will not be breached, that we will have adequate remedies for any such breach, or that our strategic alliance suppliers and customers, consultants, employees or others will not assert rights against us with respect to intellectual property arising out of our relationships with them.
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
The potential physical impacts of climate change on the company's operations are uncertain and will likely be particular to the geographic circumstances. These physical impacts may include changes in rainfall and storm patterns, shortages of water or other natural resources, changing sea levels, and changing global average temperatures. For instance, our Seadrift facility in Texas and our Calais facility in France, are located in geographic areas less than 50 feet above sea level. As a result, any future rising sea levels could have an adverse impact on their operations and on their suppliers. Due to these uncertainties, any future physical effects of climate change may or may not adversely affect the operations at each of our production facilities, the availability of raw materials, the transportation of our products, the overall costs of conducting our business, and our financial performance.
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
Seadrift could be impacted by a reduction in the availability of low sulfur decant oil or an increase in the pricing of petroleum needle coke feedstocks.
Seadrift uses low sulfur decant oil in the manufacture of petroleum needle coke. There is no assurance that Seadrift will always be able to obtain an adequate quantity of suitable feedstocks or that capital would be available to install equipment to allow for utilization of higher sulfur decant oil, which is more readily available in the United States, in the event that suppliers of lower sulfur decant oil were to become more limited in the future. Seadrift purchases approximately 1.5 million barrels of low sulfur decant oil annually. The prices paid by Seadrift for such feedstocks are governed by the market for heavy fuel oils, which prices can fluctuate widely for various reasons including, among other things, worldwide oil shortages and cold winter weather. Seadrift's petroleum needle coke is used in the manufacture of graphite electrodes, the price of which is subject to rigorous industry competition thus restricting Seadrift's ability to pass through raw material price increases.
We may divest or acquire businesses.
We may divest or acquire businesses to rationalize or expand our businesses and enhance our cash flows. No assurance can be given that we will be successful in any of such activities or as to the impact thereof on us.
We have significant goodwill on our balance sheet that is sensitive to changes in the market, which could result in impairment charges.
Our annual impairment test of goodwill was performed in the fourth quarter. The estimated fair values of our reporting units were based on discounted cash flow models derived from internal earnings forecasts and assumptions. The assumptions and estimates used in these valuations incorporated the current and expected economic environment. Our graphite electrode reporting unit's fair value exceeds its carrying value (see Note 5 "Goodwill and Other Intangible Assets" to the Financial Statements). A further deterioration in the global economic environment or in any of the input assumptions in our calculation could adversely affect the fair value of our reporting units and result in further impairment of some or all of the goodwill on the balance sheet. See Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations-Critical Accounting Policies" for further information regarding goodwill.

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
As of December 31, 2015, GTI's subsidiaries that are not guarantors of the Senior Notes had total liabilities, including trade payables (but excluding intercompany liabilities), of approximately $144.4 million or 24% of our total liabilities, and total assets (excluding intercompany receivables) of approximately $808.3 million, or 57% of our total assets. In addition, for the year ended December 31, 2015, our subsidiaries that are not guarantors of the Senior Notes generated approximately $439.9 million, or 64%, of our consolidated revenues and approximately $23.8 million of our consolidated operating loss of $105.2 million.
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
The agreements relating to our debt, including the Credit Agreement, limit but do not prohibit our ability to incur additional debt, and the amount of debt that we could incur could be substantial. Accordingly, we could incur significant additional debt in the future, including additional debt under the Revolving Facility. Much of this additional debt could constitute secured debt, to which the Senior Notes would be effectively subordinated to the extent of the value of the collateral securing such debt (the collateral securing the Revolving Facility consists of substantially all of the assets of GTI and its U.S. subsidiaries and certain assets of certain of GTI's foreign subsidiaries). As of December 31, 2015, there was approximately $205.0 million of unused borrowing capacity under the Revolving facility (after considering financial covenants restrictions and the outstanding letters of credit of approximately $7.9 million). In addition, if we form or acquire any subsidiaries in the future, those subsidiaries also could incur debt, which debt would be effectively senior to the Senior Notes if those subsidiaries are not required to guarantee the Senior Notes. If new debt is added to our current debt levels, the related risks that we now face could intensify.
In addition, certain types of liabilities are not considered “Indebtedness” under the Credit Agreement, and the Credit Agreement does not impose any limitation on the amount of liabilities incurred by the subsidiaries, if any, that might be designated as “unrestricted subsidiaries.”

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
Any default under the agreements governing our indebtedness, including a default under the Revolving Facility, that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness, could prevent us from paying principal, premium, if any, and interest on the Senior Notes and substantially decrease the market value of the Senior Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants in the instruments governing our indebtedness (including covenants in the Credit Agreement and the indenture that governs the Senior Notes), we could be in default under the terms of the agreements governing such indebtedness, including the Credit Agreement and the indenture governing the Senior Notes. In the event of such default:

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
Upon any such bankruptcy filing, we would be stayed from making any ongoing payments on the Senior Notes, and the holders of the Senior Notes would not be entitled to receive post-petition interest or applicable fees, costs or charges, or any “adequate protection” under Title 11 of the United States Code (the “Bankruptcy Code”). Furthermore, if a bankruptcy case were to be commenced under the Bankruptcy Code, we could be subject to claims, with respect to any payments made within 90 days prior to commencement of such a case, that we were insolvent at the time any such payments were made and that all or a portion of such payments, which could include repayments of amounts due under the Senior Notes, might be deemed to constitute a preference, under the Bankruptcy Code, and that such payments should be voided by the bankruptcy court and recovered from the recipients for the benefit of the entire bankruptcy estate. Also, in the event that we were to become a debtor in a bankruptcy case seeking reorganization or other relief under the Bankruptcy Code, a delay and/or substantial reduction in payment under the Senior Notes may otherwise occur. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under the Revolving Facility to avoid being in default. If we breach our covenants under the Credit Agreement and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the Revolving Facility, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.
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
Each guarantee will contain a provision intended to limit the subsidiary guarantor's liability to the maximum amount that it could incur without rendering the incurrence of obligations under its guarantee a fraudulent transfer. This provision may not be effective to protect the guarantees from being voided or subordinated under fraudulent transfer or conveyance law
Forward Looking Statements
Forward Looking Statements and Risks. This Report contains forward looking statements. In addition, we or our representatives have made or may make forward looking statements on telephone or conference calls, by webcasts or emails, in person, in presentations or written materials, or otherwise. These include statements about such matters as future, targeted or expected (or the impact of current, future, expected or targeted): outlook for 2016 or beyond; operational and financial performance; growth prospects and rates; future or targeted profitability, cash flow, liquidity and capital resources, production rates, inventory levels and EBITDA; the impact of rationalization, product line change, cost and liquidity initiatives; changes in the operating rates or efficiency in our operations or our competitors' or customers' operations; product quality; diversification, new products, and product improvements and their impact on our business; the integration or impact of acquired businesses; divestitures, asset sales, investments and acquisitions that we may make in the future; possible debt or equity financing or refinancing (including factoring and supply chain financing) activities; the impact of customer bankruptcies; conditions and changes in the global financial and credit markets; possible changes in control of the Company and the impacts thereof; the impact of accounting changes; and currency exchange and interest rates and changes therein; .changes in production capacity in our operations and our competitors' or customers' operations and the utilization rates of that capacity; growth rates for, prices and sales of, and demand for, our products and our customers' products; costs of materials and production, including increases or decreases therein, our ability to pass on any such increases in our product prices or impose surcharges thereon, or customer or market demand to reduce our prices due to such decreases; changes in customer order patterns due to changes in economic conditions; productivity, business process and operational initiatives; the markets we serve and our position in those markets; financing and refinancing activities; investments and acquisitions and the performance of the businesses underlying such acquisitions and investments; employment and contributions of key personnel; employee relations and collective bargaining agreements covering many of our operations; tax rates and the effects of jurisdictional mix; capital expenditures and changes therein; nature and timing of restructuring and rationalization charges and payments; inventory and supply chain management; customer and supplier contractual provisions and related opportunities and issues; competitive activities; strategic plans, initiatives and business projects; regional and global economic and industry market conditions, the timing and magnitude of changes in such conditions; interest rate management activities; currency rate management activities; deleveraging activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, technology development and collaboration, investment, acquisition, venture, operational, tax, financial and capital projects; legal proceedings, investigations, contingencies, and environmental compliance including any regulatory initiatives with respect to greenhouse gas emissions; consulting projects; and costs, working capital, revenues, business opportunities, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. The words “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “intend,” “should,” “would,” “could,” “target,” “goal,” “continue to,” “positioned to” and similar expressions, or the negatives thereof, identify some of these statements.
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

Item 1B.	Unresolved Staff Comments

•	Not applicable.

Item 2.	Properties
We currently operate the following facilities, which are owned or leased as indicated.

Location of Facility	Primary Use	Owned or Leased
U.S.

Biddeford, Maine (2 facilities)	Advanced Composite Materials Manufacturing (both)	Owned (both)

Independence, Ohio	Corporate Headquarters	Leased

Brooklyn Heights, Ohio	Innovation and Technology Center	Leased

Parma, Ohio	Advanced Graphite Materials Machine Shop	Owned

Lakewood, Ohio	Advanced Electronics Technologies Manufacturing Facility and Sales Office	Owned

Sharon Center, Ohio	Advanced Electronics Technologies Manufacturing Facility	Owned

St. Marys, Pennsylvania	Graphite Electrode Manufacturing Facility	Owned

Columbia, Tennessee	Advanced Graphite Materials and Refractory Products Manufacturing, Warehousing Facility and Sales Office	Owned

Lawrenceburg, Tennessee	Refractory Products Manufacturing Facility	Owned

Port Lavaca, Texas	Needle Coke Manufacturing Facility	Owned

Clarksburg, West Virginia	Advanced Graphite Materials Manufacturing Facility, Machine Shop and Sales Office	Owned

Europe

Calais, France	Graphite Electrode Manufacturing Facility	Owned

Malonno, Italy	Advanced Graphite Materials Manufacturing and Machine Shop and Sales Office	Owned

Moscow, Russia	Sales Office	Leased

Pamplona, Spain	Graphite Electrode Manufacturing Facility and Sales Office	Owned

Bussigny, Switzerland	Sales Office	Leased

Other International

Salvador Bahia, Brazil	Graphite Electrode Machine Shop	Owned

Beijing, China	Sales Office	Leased

Hong Kong, China	Sales Office	Leased

Shanghai, China	Sales Office	Leased

Monterrey, Mexico	Graphite Electrode Manufacturing Facility and Sales Office	Owned

Meyerton, South Africa	Refractory Machine Shop and Sales Office	Owned
We are currently preparing our former headquarters and research and development facility in Parma, Ohio for sale. Portions of our facilities in Salvadore Bahia, Brazil and Meyerton, South Africa are currently being marketed as we have eliminated graphite electrode production in these facilities. Other than the assets discussed therein, we believe that our facilities, which are of varying ages and types of construction, are in good condition, are suitable for our operations and generally provide sufficient capacity to meet our requirements for the foreseeable future.

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
Litigation has been pending in Brazil brought by employees seeking to recover additional amounts under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil), plus interest thereon. Prior to October 1, 2015, we were not party to such litigation. Companies in Brazil have recently settled claims arising out of these provisions and, in May 2015, the litigation was remanded, in favor of the employees, by the Brazil Supreme Court to the lower courts for further proceedings which included procedural aspects of the case, such as admissibility of instruments filed by the parties. We cannot predict the outcome of such litigation. On October 1, 2015, an action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. We intend to vigorously defend such action.
On October 8, 2014, the General Superintendent of the Administrative Council of Economic Defense in Brazil (“CADE”) announced that the agency would be continuing an investigation of anticompetitive activity allegedly affecting the Brazilian market from 1992 to 1998. The investigation was originally commenced in 2002 and was essentially been dormant for many years. The investigation purportedly relates to violations of antitrust laws that were previously investigated in from 1997 to 2002 by the U.S. Department of Justice, the European Commission, and other countries in connection with the sale of graphite electrodes. Those antitrust investigations and related lawsuits and claims have long been resolved and all fines and settlements timely paid many years ago. On May 14, 2015, the Public Prosecutors’ Office published its legal opinion recommending that the case be dismissed based on (i) the interim statute of limitation and (ii) the lack of effect of the cartel on the Brazilian market, and the CADE Commissioners unanimously terminated the case on or about October 14, 2015. No penalties were assessed against us, and we have been advised that this decision is not capable of appeal.

Item 4.	Mine Safety Disclosures

•	Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
There is no market for our Common Stock.
Holders
As of December 31, 2015, Brookfield was the sole holder of our Common Stock.
Dividend Policies and Restrictions
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
Unregistered Sales of Equity Securities and Use of Proceeds
On August 11, 2015, the Company issued 150,000 convertible preferred shares in a private placement transaction. No underwriter was involved.  See Note 2 to the Financial Statements.

Item 6.	Selected Financial Data
The data set forth below should be read in conjunction with “Part I. Preliminary Notes-Important Terms”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto.

	Predecessor					Successor
	Year Ended December 31,				For the Period January 1 Through August 14, 2015	For the Period August 15 Through December 31, 2015
	2011	2012	2013	2014
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$1,320,184	$1,248,264	$1,166,674	$1,085,304	$437,931	$248,741
Income (loss) from continuing operations (a)	153,184	117,641	(27,259)	(285,376)	(120,649)	(33,551)
Basic earnings (loss) per common share:
Net income (loss) per share	$1.06	$0.85	$(0.20)	$(2.10)	$(0.88)	N/A
Weighted average common shares outstanding (in thousands)	145,156	138,552	135,067	136,155	137,152	N/A

Diluted earnings (loss) per common share:
Net income (loss) per share	$1.05	$0.84	$(0.20)	$(2.10)	$(0.88)	N/A
Weighted average common shares outstanding (in thousands)	146,402	139,700	135,067	136,155	137,152	N/A

Balance sheet data (at period end):
Total assets	$2,168,366	$2,297,915	$2,217,848	$1,833,805	$1,681,669	$1,422,015
Other long-term obligations (b)	131,300	125,005	97,947	107,566	96,763	95,485
Total long-term debt	387,624	535,709	541,593	341,615	402,311	362,455
Other financial data:
Net cash provided by operating activities	$76,597	$101,400	$116,837	$120,903	$28,323	$23,115
Net cash used in investing activities	(161,966)	(119,962)	(83,801)	(78,952)	(39,918)	(17,484)
Net cash (used in) provided by financing activities	85,461	24,112	(37,645)	(35,077)	20,824	(23,072)

(a)	Income by period includes (items listed are pre-tax in nature unless otherwise noted)

(b)	Represents pension and post-retirement benefits and related costs and miscellaneous other long-term obligations.
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

•	a non-cash interest charge of $12.3 million related to the amortization of the discount on the Senior Subordinated Notes,

•	a $19.0 million charge related to the amortization of acquired intangible assets,

•	a $5.6 million charge related to stock-based compensation during 2014, and

•	a $19.0 million loss for the MTM Adjustment for our pension and OPEB benefit plans, driven primarily by a decrease in discount rates and adoption of new mortality tables in 2014.
For the Period January 1 through August 14, 2015:

•	a $35.4 million goodwill impairment charge related to our needle coke reporting unit,

•	$11.7 million charge for rationalization and related activities,

•
$25.1 million of charges related to our tender offer and proxy battle, which includes a $12.7 million charge related to stock-based compensation which was the result of change of control provisions that were triggered by our acquisition,

•	a non-cash interest charge of $12.0 million related to the amortization of the discount on the Senior Subordinated Notes,

•	a $10.8 million charge related to the amortization of acquired intangible assets,
For the Period August 15 through December 31, 2015:

•	a $3.4 million charge for rationalization and related activities,

•	a $1.8 million loss for the MTM adjustment for our pension and OPEB benefit plans

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

	Predecessor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
2014
Net sales	$280,791	$284,184	$260,458	$259,871
Gross profit	25,694	17,953	17,644	30,956
Net income (a)	(11,517)	(155,433)	(34,943)	(83,483)
Basic earnings (loss) per common share	$(0.08)	$(1.14)	$(0.26)	$(0.61)
Diluted earnings (loss) per common share	$(0.08)	$(1.14)	$(0.26)	$(0.61)

	Predecessor			Successor
			For the Period July 1 Through August 14, 2015	For the Period August 15 Through September 30, 2015
	First Quarter	Second Quarter			Fourth Quarter
	(Dollars in thousands, except per share data)
2015
Net sales	$207,211	$165,122	$65,598	$94,591	$154,150
Gross profit	20,763	15,939	1,411	8,991	9,838
Net income (loss) (b)	(55,608)	(22,817)	(42,224)	(7,303)	(26,248)
Basic earnings (loss) per common share	$(0.41)	$(0.17)	$(0.31)	N/A	N/A
Diluted earnings (loss) per common share	$(0.41)	$(0.17)	$(0.31)	N/A	N/A
(a) Net income by quarter for 2014 includes the following items:
First Quarter

•	Rationalization and related charges of $17.9 million, of which $17.4 million related to accelerated depreciation;

•	Amortization of acquired intangibles totaling $4.8 million, and

•	Interest expense of $9.0 million, driven by $4.8 million of expense related to the Senior Notes.
Second Quarter

•	Impairment of long-lived assets of $121.6 million as a result of the company's decision to cease production of isomolded products;

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

•	a $4.8 million charge for customer bad debt and related inventory charges in resulting from the bankruptcy of a customer;

•	Amortization of acquired intangibles totaling $4.7 million, and

•	Interest expense of $9.1 million, driven by $4.8 million of expense related to the Senior Notes.
Fourth Quarter:

•	A goodwill impairment charge of $75.7 million related to our needle coke reporting unit:

•	A $19.0 million charge for the MTM adjustment for our pension and OPEB benefit plans, driven primarily by a decrease in discount rates and new mortality tables adopted in 2014;

•	Rationalization and related charges of $5.4 million, including $3.5 million of accelerated depreciation;

•	Amortization of acquired intangibles totaling $4.0 million, and

•	Interest expense of $9.8 million, driven by $4.8 million of expense related to the Senior Notes.
(b) Net income by quarter for 2015 includes the following items:
First Quarter

•	$35.4 million impairment charge to write down goodwill associated with the Needle Coke reporting unit;

•	Rationalization and related charges of $6.5 million;

•	Amortization of acquired intangibles totaling $4.3 million, and

•	Interest expense of $8.9 million, driven by $4.8 million of expense related to the Senior Notes.
Second Quarter

•	Rationalization and related charges $4.1 million;

•	Expenses related to our proxy and tender offer totaling $3.3 million;

•	Amortization of intangibles totaling $4.4 million;

•	Interest expense of $9.2 million driven primarily by $4.8 of expense related to the Senior Notes.
Third Quarter

•	Rationalization and related charges of $2.4 million;

•	Expenses related to our proxy and tender offer totaling $21.2 million;

•	Interest expense of $12.7 million, driven by $4.8 million of expense related to the Senior Notes and $4.5 million of additional expense resulting from the prepayment our Senior Subordinated Notes
Fourth Quarter

•	A $1.6 million charge for rationalization and related activities,

•	a $1.8 million loss for the MTM adjustment for our pension and OPEB benefit plans

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
Executive Summary
The slow rates of global economic growth experienced in 2014 continued throughout 2015. The year began with the IMF estimating 2015 growth at a rate of 3.5%. In October 2015, the IMF estimated 2015 growth at 3.1% and projected global activity increases to be more gradual than initially estimated. The World Steel Association noted that steel production, excluding China, decreased 2.8% in 2015. Additionally, as the Chinese economy has slowed, exports have increased. These Chinese steel exports have flooded the markets that we serve, severely impacting our customers. The capacity utilization rate in the steel industry has fallen to 70%. This slowdown in steel production exerted continued downward pressure on both prices and volumes for our Industrial Materials products during the year, which negatively impacted our profitability in 2015. Our Industrial Materials rationalization initiatives have yielded cost savings which have helped to offset the impacts from the decrease in demand.
Our Engineered Solutions segment had decreased sales and margins in 2015 resulting primarily from our advanced consumer electronics products experiencing pricing pressure and decreased demand throughout 2015. Our AGM product group was negatively impacted year over year as a result of the bankruptcy of a customer in a new market that we began to serve in 2014.
We have combated these negative market trends in both segments by continuing to cut costs and right size our operations until we exit this down cycle.
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
Global Economic Conditions and Outlook
2016 Outlook. We are impacted in varying degrees, both positively and negatively, as global, regional or country conditions fluctuate. Our discussions about market data and global economic conditions below are based on or derived from published industry accounts and statistics.
In its January, 2016 report, the International Monetary Fund (IMF) estimated global growth at 3.6 percent in 2016, moderately higher than its 3.1 percent estimate for 2015. The report stated that in advanced economies a modest and uneven recovery is expected, while activity in emerging market and developing economies is projected to increase slightly after declining for five years in a row. The IMF also indicated that risks remain tilted to the downside and relate to the ongoing adjustments to the global economy.
In its Short Range Outlook released on October 12, 2015, the World Steel Association (WSA) forecast that global steel demand will decrease by 1.7 percent to 1,513 million tons in 2015, following growth of 0.7 percent in 2014. In 2016, WSA forecast that world steel demand will show growth of 0.7 percent and will reach 1,523 million tons.

Financing Transactions
Senior Notes
On November 20, 2012, the Company issued $300 million principal amount of Senior Notes. These Senior Notes are the Company's senior unsecured obligations and rank pari passu with all of the Company's existing and future senior unsecured indebtedness. The Senior Notes are guaranteed on a senior unsecured basis by each of the Company's existing and future subsidiaries that guarantee certain other indebtedness of the Company or another guarantor. The Senior Notes bear interest at a rate of 6.375% per year, payable semi-annually in arrears on May 15 and November 15 of each year. The Senior Notes mature on November 15, 2020.
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
The issuance of the Senior Notes was registered under the Securities Act of 1933, as amended.
Revolving Credit Facility
On October 7, 2011, we successfully completed the amendment and restatement of the Credit Agreement that governs our principal revolving credit facility, the Revolving Facility. Borrowers under the Revolving Facility were GrafTech Finance Inc. (“GrafTech Finance”) and GrafTech Switzerland S.A. (“Swissco”), both wholly-owned subsidiaries. On August 28, 2012, as permitted by the Credit Agreement, GrafTech Luxembourg II S.à.r.l. (“Luxembourg Holdco”) replaced Swissco as a borrower. Swissco is no longer entitled to borrow loans under the Revolving Facility although it is entitled to request letters of credit thereunder only for its own use.
Under the Revolving Facility, we have flexibility for investments, capital expenditures, acquisitions and restricted payments and we can issue letters of credit under the Revolving Facility in an amount not to exceed $50 million. We are permitted to pay dividends and repurchase our common stock in an aggregate amount (cumulative from October 2011) up to $75 million (or $500 million, if certain leverage ratio requirements are satisfied), plus, each year, an aggregate amount equal to 50% of the consolidated net income in the prior year.
On April 23, 2014, the Credit Agreement was further amended and restated to provide for, among other things, a five-year tenor, reduced borrowing spreads and greater financial flexibility. The Revolving Facility had a maximum borrowing capacity of $470 million principal and matured in April 2019.
On November 19, 2014, we amended the Credit Agreement to, among other things, modify the definition of EBITDA to exclude certain restructuring costs, increasing availability of borrowings thereunder, and reduce maximum principal amount to $400 million.

On February 27, 2015, we amended and restated the Credit Agreement to provide for, among other things, greater financial flexibility and a new $40 million senior secured delayed draw term loan facility.
On June 26, 2015, we amended the Credit Agreement to permit the issuance of preferred stock to Brookfield.
On July 28, 2015, we amended the Credit Agreement to change the terms regarding the occurrence of a default upon a change in control (which is defined thereunder to include the acquisition by any person of more than 25 percent of GrafTech’s outstanding shares) to exclude the acquisition of shares by Brookfield (see Note 2 to the Financial Statements). In addition, effective upon such acquisition, the financial covenants were eased, resulting in increased availability under the Revolving Facility. The maximum principal amount of the Revolving Facility was reduced from $400 million to $375 million.
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
As of December 31, 2015, we had outstanding borrowings of $98.0 million and outstanding letters of credit of $7.9 million under the Revolving Facility.
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
On August 11, 2015, we prepaid the entire $200,000,000 aggregate principal amount of the Notes after the Company's receipt of the proceeds of the issuance of Preferred Stock to Brookfield's affiliate. See Note 2 to the Financial Statements for further discussion of the Preferred stock issuance.
On occasion, we have sold accounts receivable without recourse to a third party. We did not sell any receivables during 2014 or 2015.
Customer Base

We are a global company and sell our products in every major geographic market. Sales of these products to buyers outside the U.S. accounted for about 75% in 2013, 74% in 2014 and 74% in 2015. In 2015, three of our ten largest customers were based in Europe, and one each in the U.S., Korea, Japan, Brazil, Russia, Egypt and India, however, all are multi-national operations.
In 2015, eight of our ten largest customers were purchasers of our Industrial Materials products. No single customer or group of affiliated customers accounted for more than 10% of our net sales in 2015.
Results of Operations and Segment Review

2015. Our business faced significant headwinds in the major industries that we serve throughout 2015. The U.S. and European steel markets, which represent our largest markets, have been flooded with large quantities low cost imports, primarily from China. These imports and over-capacity in the steel industry has driven down prices as demand has not kept pace. Additionally, there has been a significant decline in the price of iron ore which is a key raw material for blast furnaces. Scrap steel, which is the key raw material for EAF production, has experienced price reductions as well, however not at the same rate as iron ore. As a result, steel producers are utilizing blast furnaces at rates higher than we have historically seen. These pressures have reduced EAF steel production and driven down the prices and volumes on graphite electrodes. While the decline in the price of oil has benefited our Industrial Materials cost structure overall, it has negatively impacted pricing for petroleum needle coke and, indirectly, graphite electrodes.

Our Engineered Solutions segment suffered from declining prices and volumes as demand for our thermal solutions serving the advanced consumer electronics markets has declined. This decline in demand was driven by both decreased demand for the end product as well as competition from low cost producers. Our advanced graphite materials product line experienced new sales of high temperature furnace systems in 2014 that were not repeated in 2015 due to the bankruptcy the customer we served.
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
Our Engineered Solutions segment experienced 2014 sales growth in one of our AGM product group lines prior to the unexpected bankruptcy of our primary customer in that field. Our advanced consumer electronics products experienced pricing pressure and decreased demand throughout 2014 which decreased margins and sales. In the second quarter of 2014, we announced that we were ceasing production of our isomolded product group within AGM and undertaking rationalization initiatives to reduce costs and increase our global competitiveness.
In the third quarter of 2014 we announced rationalization initiatives to the Company’s operating and management structure in order to streamline, simplify and decentralize the organization. The Company incurred significant costs during 2014 related to these rationalization plans.
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
The tables presented in our year-over-year comparisons summarize our consolidated statements of income and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the years ended December 31, 2013, 2014, and 2015.

Results of Operations for 2015 as Compared to 2014
The tables presented in our period-over-period comparisons summarize our consolidated statements of income and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the year ended December 31, 2014 and 2015. Throughout our MD&A, changes that are less than 5% or less than $1.0 million, may be deemed not meaningful and excluded from the discussion. During 2014, as part of our initiative to decentralize the organization and reduce the costs of the global headquarter functions, the performance measure of our existing segments was changed to reflect our new management and operating structure. All amounts below reflect this change. See Note 3 to the financial statements for further discussion.
Business Combination Accounting
As a result of business combination accounting resulting from our acquisition by Brookfield (see Note 2 "Preferred Share Issuance and Merger" to the Financial Statements), the Company's financial statements are separated into two distinct periods, the period before the consummation of the Brookfield transaction (labeled predecessor) and the period after that date (labeled successor), to indicate the application the of different basis of accounting between the periods presented. There were no operational activities that changed as a result of the acquisition of the predecessor.

	Predecessor		Successor
	For the Year Ended December 31, 2014	For the Period January 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through December 31, 2015
(in thousands, except per share data and % change)
Net sales	$1,085,304	$437,931	$248,741
Cost of sales	993,057	399,817	229,912
Gross profit	92,247	38,114	18,829
Research and development	14,844	5,556	2,348
Selling and administrative expenses	124,178	81,147	32,115
Impairment of long-lived assets	197,220	35,381	—
Rationalizations	11,625	4,507	1,075
Operating loss	(255,620)	(88,477)	(16,709)
Other expense (income), net	2,445	1,335	(943)
Interest expense	37,057	27,118	10,916
Interest income	(330)	(367)	(11)
Loss before provision for income taxes	(294,792)	(116,563)	(26,671)
(Benefit) provision for income taxes	(9,416)	4,086	6,880
Net loss	$(285,376)	$(120,649)	$(33,551)
Basic loss per common share:	$(2.10)	$(0.88)	N/A
Diluted loss per common share:	$(2.10)	$(0.88)	N/A
Net sales, by reportable segment for the year ended December 31, 2014 and 2015 were:

	Predecessor		Successor
	For the Year Ended December 31, 2014	For the Period January 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through December 31, 2015
(in thousands, except per % change)
Industrial Materials	$840,103	$341,974	$193,223
Engineered Solutions	245,201	95,957	55,518
Total net sales	$1,085,304	$437,931	$248,741
An analysis of the components of change in net sales for Industrial Materials and Engineered Solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial Materials	(24)%	(8)%	(4)%	(36)%
Engineered Solutions	(33)%	(3)%	(2)%	(38)%
Net sales. Net sales for our Industrial Materials segment decreased from $840.1 million in 2014 to $342.0 million in the period January 1 through August 14, 2015, and $193.2 million in the period August 15 through December 31, 2015. This decrease was driven by a 23% decrease in volumes in our graphite electrode business caused by softening demand in the steel markets, particularly in EAF environments. This drove a decrease in the weighted average sales prices of 8 percent during 2015. Our graphite electrode product line was also negatively impacted by $37.8 million due to foreign currency rate declines primarily in the Euro region.
Net sales for our Engineered Solutions segment decreased from $245.2 million in 2014 to $96.0 million in the period January 1 through August 14, 2015, and $55.5 million in the period August 15 through December 31, 2015. The decrease in revenue was primarily driven by both decreased pricing and volumes for our thermal solutions serving the advanced consumer electronics markets. Sales of our AGM products decreased $17.5 million driven by the non-

recurrence of 2014 sales of high temperature furnace systems servicing a single customer that filed for bankruptcy in October 2014. We also experienced lower demand in our products serving the oil and gas drilling markets.
Cost of sales. We experienced decreases in cost of sales from $993.1 million in 2014 to $399.8 million in the period January 1 through August 14, 2015, and $229.9 million in the period August 15 through December 31, 2015. Lower volumes across both Industrial Materials and Engineered Solutions segments resulted in a reduction of $177.7 million of cost in 2015 as compared to the same period of 2014. Rationalization related expenses within cost of sales decreased by $43.3 million in the twelve months ended December 31, 2015 as compared to the same period of 2014 as our larger industrial materials rationalization initiatives are substantially complete. Decreases in the value of currencies in relation to the US Dollar, primarily in the euro region, benefited cost of sales by $41.0 million in the twelve months ended December 31, 2015 as compared to the same period of 2014. The remaining reduction in cost was driven by our improved cost structure resulting from our rationalization initiatives.
Research and Development. Research and development expenses were $14.8 million in 2014 compared to $5.6 million in the period January 1 through August 14, 2015, and $2.3 million in the period August 15 through December 31, 2015. This decrease was primarily driven by headcount reductions and our cost cutting efforts. Additionally, for the year ended December 31, 2014 research and development was charged negative MTM adjustment of $2.0 million. There was no significant MTM adjustment in 2015 within research and development.
Selling and administrative expenses. Selling and general administrative expenses decreased from $124.2 million 2014 to $81.1 million in the period January 1 through August 14, 2015, and $32.1 million in the period August 15 through December 31, 2015. This decrease was primarily driven by a headcount reductions and cost cutting efforts. Additionally, we incurred a $6.5 million decrease in our 2015 MTM adjustment as compared to 2014. Our 2015 selling and administrative expenses also included fees associated with our proxy and tender offer totaling $25.0 million as compared to $8.2 million in 2014.
Rationalizations. We recorded a $11.6 million charge for rationalizations in 2014 compared to $4.5 million in the period January 1 through August 14, 2015, and $1.1 million in the period August 15 through December 31, 2015. Our largest rationalization programs were announced in 2013 and 2014. These programs have wound down through 2015 and are substantially complete.
Impairments. As a result of our annual goodwill impairment testing and our routine monitoring of triggering events, we recorded a goodwill impairment charge in our needle coke reporting unit totaling $35.4 million during the first quarter of 2015. This charge was driven by the margin contraction for petroleum needle coke and followed a similar charge totaling $75.7 million in the fourth quarter of 2014. During the second quarter of 2014 we announced rationalization initiatives in our Engineered Solutions segment resulting from deteriorated pricing and competitor responses for certain products. As a result, we recorded long-lived asset impairment charges of $121.6 million.
Segment operating income (loss). The following table represents our operating income (loss) by segment for 2014 and 2015:

	Predecessor		Successor
	For the Year Ended December 31, 2014	For the Period January 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through December 31, 2015

	(Dollars in thousands)
Industrial Materials	$(50,260)	$(25,678)	$(4,017)
Engineered Solutions	(138,271)	(15,368)	(457)
Total segment operating loss	(188,531)	(41,046)	(4,474)
Corporate, R&D and Other Expenses	(67,089)	(47,431)	(12,235)
Total operating loss	$(255,620)	$(88,477)	$(16,709)

 Provision for income taxes. The following table summarizes the expense for income taxes in 2014 and 2015:

	Predecessor		Successor
	For the Year Ended December 31, 2014	For the Period January 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through December 31, 2015

	(Dollars in thousands)
Tax (benefit) expense	$(9,416)	$4,086	$6,880
Pretax loss	(294,792)	(116,563)	$(26,671)
Effective tax rates	3.2%	(3.5)%	(25.8)%
During the twelve months ended December 31, 2014, the effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to the recording of a valuation allowance against our U.S. deferred tax assets. During 2014, GrafTech impaired certain long-lived assets and announced the exit of certain product lines within our AGM product group as well as impaired goodwill on the needle coke reporting unit. See Note 3 and Note 5 to the financial statements. The impairment charges and other rationalization related charges were incurred primarily in the U.S. Therefore, it is no longer assured that it is more likely than not that we will generate sufficient future U.S. taxable income to realize our U.S. net deferred tax assets. As a result of recent losses, we recognized a $73.4 million non-cash charge in 2014 to increase the valuation allowance against these U.S. deferred tax assets, which adversely impacted our effective tax rate. The recognition of the valuation allowance does not result in or limit our ability to utilize these tax assets in the future.
For the period January 1, 2015 through August 14, 2015 and the period August 15, through December 31, 2015, the effective rate differs from the U.S. statutory rate of 35% primarily due to recent losses in the U.S. where we receive no tax benefit due to a full valuation allowance and taxes on worldwide earnings from various other countries. The recognition of the valuation allowance does not result in or limit the Company’s ability to utilize these tax assets in the future.
Results of Operations for 2014 as Compared to 2013

(in thousands, except per share data and % change)	2013	2014	Increase (Decrease)	% Change
Net sales	$1,166,674	$1,085,304	$(81,370)	(7)%
Cost of sales	1,027,608	993,057	(34,551)	(3)%
Gross profit	139,066	92,247	(46,819)	(34)%
Research and development	10,437	14,844	4,407	42%
Selling and administrative expenses	111,043	124,178	13,135	12%
Rationalizations	20,156	11,625	(8,531)	N/A
Impairment of long-lived assets and goodwill	—	197,220	197,220	N/A
Operating income (loss)	(2,570)	(255,620)	(55,830)	2,172%
Other (income) expense, net	1,698	2,445	747	44%
Interest expense	36,037	37,057	1,020	3%
Interest income	(203)	(330)	(127)	63%
Income (loss) before provision for income taxes	(40,102)	(294,792)	(57,470)	143%
Provision (benefit) for income taxes	(12,843)	(9,416)	3,427	(27)%
Net income (loss)	$(27,259)	$(285,376)	$(60,897)	223%
Basic income (loss) per common share	$(0.20)	$(2.10)	$(1.90)
Diluted income (loss) per common share	$(0.20)	$(2.10)	$(1.90)

Net sales. Net sales by reportable segment for the years ended December 31, 2013 and 2014 were:

(in thousands, except per share data and % change)	2013	2014	Increase (Decrease)	% Change
Industrial Materials	$909,448	$840,103	$(69,345)	(8)%
Engineered Solutions	257,226	245,201	(12,025)	(5)%
Total net sales	$1,166,674	$1,085,304	$(81,370)	(7)%

Our analysis of the percentage change in net sales from 2013 to 2014 for Industrial Materials and Engineered Solutions is set forth in the following table:

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
Impairments. As a result of our annual goodwill impairment testing and our routine monitoring of triggering events, we recorded a goodwill impairment charge in our needle coke reporting unit totaling $75.7 million during the fourth quarter of 2014. This charge was driven by the margin contraction for petroleum needle coke. See Note 5 to the financial statements for a full discussion of our goodwill impairment testing and results.
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
Segment operating income. The following table represents our operating income by segment for 2013 and 2014:

	For the Year ended December 31,
	2013	2014
	(Dollars in thousands)
Industrial Materials	$20,007	$(50,260)
Engineered Solutions	28,392	(138,271)
Corporate, Research and Development, and Other Expenses	(50,969)	(67,089)
Total segment operating loss	$(2,570)	$(255,620)
Segment operating costs and expenses as a percentage of sales for Industrial Materials increased to 106 percent in 2014, primarily caused by the goodwill impairment charge of $75.7 million in the Needle coke reporting unit. Additionally, the segment was charged $3.5 million of pension MTM costs in 2014 versus a credit of $4.2 million in 2013. Offsetting these unfavorable impacts, rationalization and related charges for Industrial materials decreased $25.8 million to $34.5 million, or 4 percent of total costs in 2014. Excluding those non-recurring items, segment operating costs and expenses as a percentage of sales increased marginally versus prior year despite the increased variable costs resulting from a 3 percent volume increase and a 10 percent price decline in graphite electrodes. This was achieved through $39.9 million of cost reductions resulting from our rationalization initiatives.
Segment operating costs and expenses as a percentage of sales for Engineered Solutions increased to 156 percent in 2014, primarily caused by the second quarter long-lived asset impairment charge of $121.6 million associated with the decision to discontinue the manufacturing of the isomolded products. Additionally, rationalization and related charges increased by $18.4 million to $22.0 million in 2014. The Engineered Solutions segment also incurred a $9.2 million pension MTM charge in 2014 versus a credit of $5.8 million in 2013. The bankruptcy of an Advanced Graphite Materials customer triggered an inventory write-off and bad debt reserve of $4.8 million in the third quarter 2014. Excluding these non-recurring charges, segment operating costs and expenses would have increased to 94 percent of sales. This increase was due to the decreased prices and volumes in our consumer electronics business and higher costs related to the manufacturing of new products.
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

 Provision for income taxes. The following table summarizes the expense for income taxes in 2012 and 2013:

	For the Year Ended December 31
	2013	2014
	(Dollars in thousands)
Tax (benefit)	$(12,843)	$(9,416)
Pretax Income (loss)	$(40,102)	$(294,792)
Effective Tax Rates	32.0%	3.2%

During the twelve months ended December 31, 2014, the effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to the recording of a valuation allowance against our U.S. deferred tax assets. During 2014, GrafTech impaired certain long-lived assets and announced the exit of certain product lines within our AGM product group as well as impaired goodwill on the needle coke reporting unit. See Note 2 and Note 3 to the Financial Statements. The impairment charges and other rationalization related charges were incurred primarily in the U.S. Therefore, it is no longer assured that it is more likely than not that we will generate sufficient future U.S. taxable income to realize our U.S. net deferred tax assets. As a result of recent losses, we recognized a $73.4 million non-cash charge in 2014 to increase the valuation allowance against these U.S. deferred tax assets, which adversely impacted our effective tax rate. The recognition of the valuation allowance does not result in or limit our ability to utilize these tax assets in the future.
On October 31, 2013, we announced a global initiative to reduce our Industrial Materials’ cost base and improve our competitive position. These actions resulted in $65.7 million of rationalization and related charges for the year ended December 31, 2013. See Note 3 to the Financial Statements for more information. The effective tax rate for the twelve months ended December 31, 2013 differs from the U.S. statutory rate of 35 percent due to the jurisdictional mix of income driven by the rationalization charges. In addition, our tax rate for the year ended December 31, 2013 was favorably impacted by the effective resolution of uncertain tax positions from prior years and by tax credits that were recognized in support of the research and development efforts of our Engineered Solutions products.
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
For net sales of Industrial Materials, the impact of these events was an decrease of $2.2 million in 2013, an increase of $1.2 million in 2014, and a decrease of $37.8 million in 2015. For Industrial Materials cost of sales, the impact of these events were decreases of $7.6 million, $4.8 million and $37.5 million in 2013, 2014 and 2015, respectively.
As part of our cash management, we have intercompany loans between some of our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Income.
We had a net total currency loss of $1.5 million in 2013, a net currency gain of $2.2 million in 2014 resulting from the remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities. We had no impact in 2015.
We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by changes in currency exchange rates, as described under “Item 7A–Quantitative and Qualitative Disclosures about Market Risks.”
Liquidity and Capital Resources
Our sources of funds have consisted principally of cash flow from operations and debt including the Revolving Facility. Our uses of those funds (other than for operations) have consisted principally of capital expenditures, cash paid for acquisitions and associated expenses and debt reduction payments and other obligations. Disruptions in the U.S. and international financial markets could adversely affect our liquidity and the cost and availability of financing to us in the future.
As of December 31, 2015, we had cash and cash equivalents of $6.9 million, long-term debt in the principal amount of $394.6 million, short-term debt of $4.8 million and stockholders' equity of $811 million. We also had $205 million of unused borrowing capacity under the Revolving facility (after considering financial covenants restrictions and the outstanding letters of credit of approximately $7.9 million).
In the event that operating cash flows fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our Revolving Facility, to the extent available. We have begun to look at strategic alternatives for our Engineered Solutions businesses that could result in the sale of one or more of such businesses. We currently expect that cash proceeds from such sales would be used for general corporate purposes, including repayment of borrowings outstanding under the Revolving Facility. We cannot assure you that we will, or will be able to, consummate any such sales on acceptable terms or at all or as to the price, terms or conditions of any such sales.
We use cash flow from operations and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as well as cash on hand as our primary sources of liquidity. The Revolving Facility is secured, and provides for maximum borrowings of up to $375 million including a letter of credit sub-facility of up to $50 million and is subject to certain conditions (including a maximum senior secured leverage ratio test). The Revolving Facility matures in April 2019. As of December 31, 2015, we had outstanding borrowings drawn from the Revolving Facility of $98.0 million and outstanding letters of credit of $7.9 million.
As of December 31, 2015, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable. These covenants include maintaining a cash minimum interest coverage ratio of at least 1.50 to 2.50 and a maximum senior secured leverage ratio of 5.75 to 3.00, which are measured based on a rolling average of the prior four quarters. Under current industry conditions, we are uncertain as to our continued compliance with certain of the financial covenants throughout 2016. We plan to pursue an amendment with the lenders under the Revolving Facility to avoid a potential non-compliance with such covenants and anticipate entering into a satisfactory amendment. Our ability to enter into an amendment or, if needed, obtain a waiver of non-compliance, or restructure or refinance the debt under the Revolving Facility will depend on, among other things, the condition of the capital markets and our financial condition at such time. There can be no assurance that we will be able to enter into an amendment or, if needed, obtain a waiver of non-compliance, or restructure or refinance any of our indebtedness on commercially reasonable terms or at all.
As of December 31, 2015 approximately 73% of debt consists of fixed rate or zero interest rate obligations. As of December 31, 2014 approximately 92% of our debt consisted do fixed rate or zero interest rate obligations.
As a part of our cash management activities, we manage accounts receivable credit risk, collections, and accounts payable vendor terms to maximize our free cash at any given time and minimize accounts receivable losses.
Long-Term Contractual, Commercial and Other Obligations and Commitments. The following tables summarize our long-term contractual obligations and other commercial commitments as of December 31, 2015.

	Payments Due by Year Ending December 31,
	Total	2016	2017-2018	2019-2020	2021+
	(Dollars in Thousands)
Contractual and Other Obligations
Long-term debt (a)	$394,600	$4,500	$19,833	$370,267	$—
Leases	11,268	3,957	4,559	2,707	45
Purchase obligations (b)	14,959	14,959	—	—	—
Total contractual obligations	420,827	23,416	24,392	372,974	45
Postretirement, pension and related benefits (c)	78,209	12,099	23,954	23,471	18,685
Other long-term obligations	5,979	2,053	656	380	2,890
Uncertain income tax provisions	3,922	603	1,329	1,990	—
Total contractual and other obligations (b)(c)	$508,937	$38,171	$50,331	$398,815	$21,620
Other Commercial Commitments (d)
Guarantees (e)	6,002	6,002	—	—	—
Total other commercial commitments	$6,002	$6,002	$—	$—	$—

(a)	Bonds presently valued at $267 million as a result of purchase accounting and will accrete to the full redemption value of $300 million in 2020.

(b)	Based on the estimated timing of deliveries under supply contracts.

(c)	Represents estimated postretirement, pension and related benefits obligations based on actuarial calculations.

(d)	Additional letters of credit of $7.9 million are issued under the Revolving Facility.

(e)	Represents surety bonds which are renewed annually. If rates were unfavorable, the letters of credit under our Revolving Facility would be utilized.

Cash Flow and Plans to Manage Liquidity. Typically, our cash flow fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of capital expenditures, acquisitions, stock repurchases and other factors.
Certain of our obligations could have material impact on our liquidity. Cash flow from operations and from financing activities services payment of our obligations, thereby reducing funds available to us for other purposes. As of December 31, 2015, we had $205 million of unused borrowing capacity under the Revolving facility (after considering financial covenants restrictions and the outstanding letters of credit of approximately $7.9 million). Continued volatility in the global economy may require additional borrowings under our Revolving Facility. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn could significantly negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.
As of December 31, 2015, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable. These covenants include maintaining a cash minimum interest coverage ratio of at least 1.50 to 2.50 and a maximum senior secured leverage ratio of 5.75 to 3.00, which are measured based on a rolling average of the prior four quarters. Under current industry conditions, we are uncertain as to our continued compliance with certain of the financial covenants throughout 2016. We plan to pursue an amendment with the lenders under the Revolving Facility to avoid a potential non-compliance with such covenants and anticipate entering into a satisfactory amendment. Our ability to enter into an amendment or, if needed, obtain a waiver of non-compliance, or restructure or refinance the debt under the Revolving Facility will depend on, among other things, the condition of the capital markets and our financial condition at such time. There can be no assurance that we will be able to enter into an amendment or, if needed, obtain a waiver of non-compliance, or restructure or refinance any of our indebtedness on commercially reasonable terms or at all.
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
We had positive cash flow from operating activities during 2013, 2014 and 2015. Although the global economic environment experienced significant swings in these periods, our working capital management and cost-control initiatives allowed us to remain operating cash flow positive in both times of declining and improving operating results.
Prior to 2013, we experienced increased inventory levels resulting from lower sales volumes driven by reduced demand for our products as well as from contractually obligated raw material purchases. We have since closed two graphite electrode manufacturing facilities to better align our production with customer demand and we reduced inventories in 2013 through 2015. We expect to continue to reduce inventory levels over the next 12 months which will provide positive cash flows and increase our liquidity.
Off-Balance Sheet Arrangements and Commitments. We have not undertaken or been a party to any material off-balance-sheet financing arrangements or other commitments (including non-exchange traded contracts), other than:

•	Notional amount of foreign exchange and commodity contracts.

•	Commitments under non-cancelable operating leases that, as of December 31, 2015, totaled no more than $4.0million in each year and $11.3 million in the aggregate and as of December 31, 2015.

•	Letters of credit outstanding under the Revolving Facility of $7.9 million as of December 31, 2015.

•	Surety bonds and letters of credit with other banks totaling $6.0 million.

We are not affiliated with or related to any special purpose entity other than GrafTech Finance, our wholly-owned and consolidated finance subsidiary.
Cash Flows.
The following is a discussion of our cash flow activities:

	Predecessor			Successor
	For the year ended December 31,		For the Period January 1 Through August 14, 2015	For the Period August 15 Through December 31, 2015
	2013	2014
	(Dollars in millions)
Cash flow provided by (used in):
Operating activities	$116.8	$120.9	$28.3	$23.1
Investing activities	(83.8)	(79.0)	(39.9)	(17.5)
Financing activities	(37.6)	(35.1)	20.8	(23.1)
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

•	use of funds of $38.2 million from a decrease in accounts payable and accruals, primarily due to payments made for contractually obligated raw material purchases made in 2012 and 2013
In 2014, changes in working capital resulted in a net source of funds of $56.8 million which was impacted by:

•	source of funds of $28.5 million from the decrease in accounts receivable, which was due primarily to the timing of sales and collections during the year;

•	source of funds from inventory reductions of $77.9 million primarily due to the planned reduction of inventory levels built up in prior years ; and

•	use of funds of $33.5 million from a decreases in accounts payable and rationalization liabilities.
In the period January 1 through August 14, 2015, changes in working capital resulted in a net source of funds of $45.6 million which was impacted by:

•	net cash inflows in accounts receivable of $61.0 million from the decrease in accounts receivable due to the timing and collection of customer sales and collections;

•	net cash outflows from decreases in accounts payable and accruals of $18.7 million, due primarily to changes in tax accruals and payables; and

•	a increase in interest payable of $2.3 million.
In the period August 15 through December 31, 2015, changes in working capital resulted in a net source of funds of $26.8 million which was impacted by:

•	use of funds of $9.5 million from the increase in accounts receivable, which was due primarily to the timing of sales and collections during the year;

•	source of funds from prepaid and other asset reductions of $14.2 million primarily related to value added tax (VAT) receivable collections;

•	source of funds from inventory reductions of $47.9 million primarily due to the planned reduction of inventory levels built up in prior years ; and

•	use of funds of $19.8 million from a decreases in accounts payable and rationalization liabilities.
Operating cash flow also included cash outflows of $12.4 million, $14.5 million and $14.6 million for contributions to pension and post retirement plans in 2013, 2014 and 2015, respectively.
Investing Activities.
Net cash used in investing activities was $83.8 million in 2013 and included:

•	capital expenditures of $86.3 million;

•	cash inflows of $0.1 million related to proceeds from derivative instruments; and

•	cash inflows of $1.5 million related to insurance recoveries.
Net cash used in investing activities was $79.0 million in 2014 and included:

•	capital expenditures of $85.0 million;

•	cash outflows of $2.0 million related to derivative instruments;

•	cash inflows of $2.8 million related to insurance recoveries; and

•	cash inflows of $5.0 million related to the sale of fixed assets.

Net cash used in investing activities was $39.9 million in the period of January 1 through August 14 through December 31, 2015 and included:

•	capital expenditures of $32.3 million;

•	payments for derivative instruments of $8.3 million; and

•	cash inflows of $0.6 million related to the sale of fixed assets
Net cash used in investing activities was $17.5 million in the period of August 15 through December 31, 2015 and included:

•	capital expenditures of $18.4 million; and

•	cash inflows of $0.6 million related to the sale of fixed assets
Financing Activities.
Net cash flow used by financing activities was $37.6 million in 2013 and included:

•	net payments on our Revolving Facility of $5.5 million;

•	cash outflows of $17.5 million related to our supply chain financing agreement;

•	cash outflows of $1.8 million related to the repurchase of treasury shares; and

•	cash paid for refinancing fees and debt issuance costs of $0.6 million.
Net cash flow used by financing activities was $35.1 million in 2014 and included:

•	net payments on our Revolving Facility of $24.0 million;

•	cash outflows of $9.5 million related to our supply chain financing agreement; and

•	cash paid for refinancing fees and debt issuance costs of $3.3 million.
Net cash flow provided by financing activities was $20.8 million in the period January 1 through August 14, 2015 and included:

•	cash proceeds of $150.0 million from our issuance of preferred shares;

•	cash inflows for net borrowings on our Revolving facility of $79.5 million;

•	$200 million cash outflow for the prepayment of our Senior Subordinated Notes;

•	cash outflows of $5.1 million for refinancing fees; and

•	cash outflows of $3.4 million for issuance costs related to our preferred share issuance.
Net cash flow used by financing activities was $23.1 million for the period August 15 through December 31, 2015 and included:

•	net payments on our Revolving Facility of $21.5 million; and

•	cash outflows of $1.4 million for issuance costs related to our preferred share issuance.
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

	For the Year Ended December 31,
	2013	2014	2015
	(Dollars in thousands)
Expenses relating to environmental protection	$14,612	$17,027	$11,122
Capital expenditures related to environmental protection	22,128	14,314	2,103
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
As a result of our acquisitions by Brookfield, we have a significant amount of goodwill. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. We estimate the fair value of each reporting unit using a discounted cash flow methodology. This requires us to use significant judgment including estimation of future cash flows, which is based upon relevant market data, internal forecasts, estimation of the long-term growth for our business, the useful life over which cash flows will occur, determination of the weighted average cost of capital for purposes of establishing discount rate.
Refer to Note 1 “Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements for information regarding our goodwill impairment testing.
Predecessor and Successor Reporting. On August 17, 2015, the Company was acquired by affiliates of Brookfield Asset Management Inc. (see Note 2 "Preferred Share Issuance and Merger"). We elected to account for the acquisition under the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of GTI were adjusted to their preliminary fair market value as of August 15, 2015, as this was the day that Brookfield effectively took control of the Company.
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
Reliance on Estimates. In preparing the Consolidated Financial Statements, we use and rely on estimates in determining the economic useful lives of our assets, obligations under our employee benefit plans, provisions for doubtful accounts, provisions for restructuring charges and contingencies, tax valuation allowances, evaluation of goodwill, other intangible assets, pension and postretirement benefit obligations and various other recorded or disclosed amounts, including inventory valuations. Estimates require us to use our judgment. While we believe that our estimates for these matters are reasonable, if the actual amount is significantly different than the estimated amount, our assets, liabilities or results of operations may be overstated or understated.

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
Stock-Based Compensation Plans. Stock-based compensation expense is measured at the grant date, based on the fair market value of the award and recognized over the requisite service period. The fair value of restricted stock is based on the trading price of our common stock on the date of grant, less required adjustments to reflect dividends paid and expected forfeitures or cancellations of awards throughout the vesting period, which ranges between one and three years. Our stock option compensation expense calculated under the fair value method, using a Black Scholes model, is recognized over the vesting period, which ranges between one and three years. As a result of our acquisition by Brookfield all oustanding stock awards have vested.
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
The outstanding foreign currency derivatives as of December 31, 2014 represented a net unrealized loss of $0.9 million. There were no outstanding gains or losses as of December 31, 2015.
Energy Commodity Management. We periodically enter into commodity derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas and refined oil product exposure. The outstanding contracts represented a net unrealized loss of $7.1 million as of December 31, 2014 and no unrealized gain or loss as of December 31, 2015.
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
Sensitivity Analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our foreign currency derivatives and our commodity derivatives. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of December 31, 2015, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a corresponding decrease of $1.0 million or a corresponding increase of $1.0 million, respectively, in the fair value of the foreign currency hedge portfolio. We had no exposure to commodity prices as we had no commodity hedges outstanding as of December 31,

2015. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
We had no interest rate derivative instruments outstanding as of December 31, 2015. A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $1.2 million for the twelve months ended December 31, 2015.

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
Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015. The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.
Date: March 7, 2016

/S/ Joel L. Hawthorne
Joel L. Hawthorne,
President and Chief Executive Officer

/S/ Quinn J. Coburn
Quinn J. Coburn
Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholder of GrafTech International Ltd. and subsidiaries
We have audited the internal control over financial reporting of GrafTech International Ltd. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 (January 1, 2015 to August 14, 2015, Predecessor Period, and August 15, 2015 to December 31, 2015, Successor Period) of the Company and our report dated March 7, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Cleveland, Ohio
March 7, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GrafTech International Ltd

In our opinion, the consolidated balance sheet as of December 31, 2014 and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for each of two years in the period ended December 31, 2014 present fairly, in all material respects, the financial position of GrafTech International Ltd. and its subsidiaries at December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As noted in Note 6 to the consolidated financial statements, the Company amended its revolving agreement and entered into a new senior secured delayed draw term loan.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cleveland, Ohio
March 2, 2015

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of GrafTech International Ltd. and subsidiaries:
We have audited the accompanying consolidated balance sheet of GrafTech International Ltd. and subsidiaries (the "Company") as of December 31, 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2015 (January 1, 2015 to August 14, 2015, Predecessor Period, and August 15, 2015 to December 31, 2015, Successor Period). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GrafTech International Ltd. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015 (January 1, 2015 to August 14, 2015, Predecessor Period, and August 15, 2015 to December 31, 2015, Successor Period), in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Cleveland, Ohio
March 7, 2016

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	Predecessor	Successor
	As of December 31, 2014	As of, December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$17,550	$6,927
Accounts and notes receivable, net of allowance for doubtful accounts of $7,471 as of December 31, 2014 and $304 as of December 31, 2015	162,919	102,815
Inventories	382,903	295,462
Prepaid expenses and other current assets	81,623	21,674
Total current assets	644,995	426,878
Property, plant and equipment	1,500,821	660,880
Less: accumulated depreciation	846,781	23,347
Net property, plant and equipment	654,040	637,533
Deferred income taxes	16,819	15,327
Goodwill	420,129	172,059
Other assets	97,822	170,218
Total assets	$1,833,805	$1,422,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,409	$49,478
Short-term debt	188,104	4,772
Accrued income and other taxes	24,506	9,039
Rationalizations	9,563	3,048
Other accrued liabilities	43,319	29,779
Total current liabilities	351,901	96,116
Long-term debt	341,615	362,455
Other long-term obligations	107,566	95,485
Deferred income taxes	28,197	57,430
Commitments and Contingencies – Notes 10 and 13
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 225,000,000 shares authorized, 152,821,011 shares issued as of December 31, 2014 and 100 shares authorized and issued as of December 31, 2015	1,528	—
Additional paid – in capital	1,825,880	854,337
Accumulated other comprehensive loss	(336,524)	(10,257)
Accumulated deficit	(245,751)	(33,551)
Less: cost of common stock held in treasury, 15,922,729 shares as of December 31, 2014 and 0 as of December 31, 2015	(239,811)	—
Less: common stock held in employee benefit and compensation trusts, 80,967 shares as of December 31, 2014 and 0 shares as of December 31, 2015	(796)	—
Total stockholders’ equity	1,004,526	810,529
Total liabilities and stockholders’ equity	$1,833,805	$1,422,015
See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share data)

	Predecessor			Successor
	For the year ended December 31,		For the Period January 1 Through August 14, 2015	For the Period August 15 Through December 31, 2015
	2013	2014
Net sales	$1,166,674	$1,085,304	$437,931	$248,741
Cost of sales	1,027,608	993,057	399,817	229,912
Gross profit	139,066	92,247	38,114	18,829
Research and development	10,437	14,844	5,556	2,348
Selling and administrative expenses	111,043	124,178	81,147	32,115
Impairment of long-lived assets and goodwill	—	197,220	35,381	—
Rationalizations	20,156	11,625	4,507	1,075
Operating loss	(2,570)	(255,620)	(88,477)	(16,709)

Other expense (income), net	1,698	2,445	1,335	(943)
Interest expense	36,037	37,057	27,118	10,916
Interest income	(203)	(330)	(367)	(11)
Loss before income taxes	(40,102)	(294,792)	(116,563)	(26,671)
(Benefit) provision for income taxes	(12,843)	(9,416)	4,086	6,880
Net loss	$(27,259)	$(285,376)	$(120,649)	$(33,551)
Basic loss per common share:
Net loss per share	$(0.20)	$(2.10)	$(0.88)	N/A
Weighted average common shares outstanding	135,067	136,155	137,152	N/A
Diluted loss per common share:
Net loss per share	$(0.20)	$(2.10)	$(0.88)	N/A
Weighted average common shares outstanding	135,067	136,155	137,152	N/A

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net loss	$(27,259)	$(285,376)	$(120,649)	$(33,551)
Other comprehensive income (loss):
Foreign currency translation adjustments	(13,981)	(33,041)	(27,936)	(10,133)
Commodities and foreign currency derivatives and other, net of tax of ($300), ($63) and $(68) and $21, respectively	2,035	(10,859)	1,262	(124)
Other comprehensive loss, net of tax:	(11,946)	(43,900)	(26,674)	(10,257)
Comprehensive loss	$(39,205)	$(329,276)	$(147,323)	$(43,808)
See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Predecessor			Successor
	For the year ended December 31,		For the Period January 1 Through August 14, 2015	For the Period August 15 Through December 31, 2015
	2013	2014
Cash flow from operating activities:
Net Loss	$(27,259)	$(285,376)	$(120,649)	$(33,551)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation and amortization	123,397	119,708	45,461	28,618
Impairment of long-lived assets and goodwill	—	197,220	35,381	—
Rationalization related fixed asset write offs	8,010	926	—	—
Inventory write-downs	—	19,600	—	—
Deferred income taxes	(22,369)	(16,003)	924	5,368
Post-retirement and pension plan changes	(10,544)	23,047	2,998	2,638
Stock-based compensation	8,035	5,577	15,357	—
Non-cash interest expense	14,052	15,693	14,180	2,351
Other charges, net	7,162	1,441	102	(1,934)
Net change in working capital*	31,980	56,846	45,594	26,763
Increase in long-term assets and liabilities	(15,627)	(17,776)	(11,025)	(7,138)
Net cash provided by operating activities	116,837	120,903	28,323	23,115
Cash flow from investing activities:
Capital expenditures	(86,344)	(84,981)	(32,301)	(18,442)
Insurance recoveries	1,500	2,834		—
Derivative instrument settlements, net	114	(2,025)	(8,263)	326
Proceeds from the sale of fixed assets	—	5,042	646	632
Other	929	178	—	—
Net cash used in investing activities	(83,801)	(78,952)	(39,918)	(17,484)
Cash flow from financing activities:
Short-term debt (reductions) borrowings, net	(7,265)	(1,021)	18,511	(15,504)
Revolving Facility borrowings	166,000	269,000	160,000	62,000
Revolving Facility reductions	(171,500)	(293,000)	(99,000)	(68,000)
Repayment of Senior Subordinated Notes	—	—	(200,000)	—
Issuance of preferred shares	—	—	150,000
Principal payments on long-term debt	(225)	(192)	(89)	(183)
Supply chain financing	(17,508)	(9,455)	—	—
Proceeds from exercise of stock options	448	2,813	32	—
Purchase of treasury shares	(1,825)	(894)	(63)	—
Refinancing fees and debt issuance costs	(560)	(3,279)	(5,068)	—
Other	(5,210)	951	(3,499)	(1,385)
Net cash (used in) provided by financing activities	(37,645)	(35,077)	20,824	(23,072)
Net (decrease) increase in cash and cash equivalents	(4,609)	6,874	9,229	(17,441)
Effect of exchange rate changes on cash and cash equivalents	(820)	(1,212)	(1,746)	(665)
Cash and cash equivalents at beginning of period	17,317	11,888	17,550	25,033
Cash and cash equivalents at end of period	$11,888	$17,550	$25,033	$6,927
 See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Predecessor			Successor
	For the year ended December 31,		For the Period January 1 Through August 14, 2015	For the Period August 15 Through December 31, 2015
	2013	2014
Supplemental disclosures of cash flow information:
Net cash paid during the periods for:
Interest	$21,825	$21,549	$10,661	$10,880
Income taxes	8,357	10,611	5,016	1,646
Non-cash operating, investing and financing activities:
Common stock issued to savings and pension plan trusts	4,561	4,381	1,874	—
* Net change in working capital due to the following components:
Decrease (increase) in current assets:
Accounts and notes receivable, net	$37,366	$28,466	$61,008	$(9,524)
Inventories	14,324	77,875	1,164	47,853
Prepaid expenses and other current assets	(209)	(14,898)	2,551	15,935
Decrease in accounts payables and accruals	(38,198)	(25,849)	(18,728)	(21,503)
Rationalizations	18,421	(8,732)	(2,677)	(3,756)
Increase in interest payable	276	(16)	2,276	(2,242)
Decrease in working capital	$31,980	$56,846	$45,594	$26,763

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

PREDECSSOR
	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Common Stock Held in Employee Benefit & Compensation Trust	Total Stockholders’ Equity
Balance at January 1, 2013	150,869,227	$1,509	$1,812,592	$(280,678)	$66,884	$(249,487)	$(969)	$1,349,851
Comprehensive income (loss):
Net loss	—	—	—	—	(27,259)	—	—	(27,259)
Other comprehensive income (loss):
Commodity and foreign currency derivatives and other, net of tax of ($300)	—	—	—	2,035	—	—	—	2,035
Foreign currency translation adjustments	—	—	—	(13,981)	—	—	—	(13,981)
Total other comprehensive income (loss)	—	—	—	(11,946)	—	—	—	(11,946)
Stock-based compensation	405,168	4	2,850	—	—	2,297	—	5,151
Common stock issued to savings and pension plan trusts	564,435	6	4,561	—	—	—	(63)	4,504
Sale of common stock under stock options	90,735	—	448	—	—	—	—	448
Balance at December 31, 2013	151,929,565	$1,519	$1,820,451	$(292,624)	$39,625	$(247,190)	$(1,032)	$1,320,749
Comprehensive income (loss):
Net loss	—	—	—	—	(285,376)	—	—	(285,376)
Other comprehensive income (loss):
Commodity and foreign currency derivatives and other, net of tax of ($63)	—	—	—	(10,859)	—	—	—	(10,859)
Foreign currency translation adjustments	—	—	—	(33,041)	—	—	—	(33,041)
Total other comprehensive income (loss)	—	—	—	(43,900)	—	—	—	(43,900)
Stock-based compensation	322	—	(1,765)	—	—	7,379	—	5,614
Common stock issued to savings and pension plan trusts	574,973	6	4,381	—	—	—	236	4,623
Sale of common stock under stock options	316,151	3	2,813	—	—	—	—	2,816
Balance at December 31, 2014	152,821,011	$1,528	$1,825,880	$(336,524)	$(245,751)	$(239,811)	$(796)	$1,004,526

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Dollars in thousands, except share data)

PREDECESSOR
	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Common Stock Held in Employee Benefit & Compensation Trust	Total Stockholders’ Equity

Balance at December 31, 2014	152,821,011	1,528	1,825,880	(336,524)	(245,751)	(239,811)	(796)	1,004,526
Comprehensive income (loss):
Net loss	—	—	—	—	(120,649)	—	—	(120,649)
Other comprehensive income (loss):
Commodity and foreign currency derivatives and other, net of tax of ($68)	—	—	—	1,262	—	—	—	1,262
Foreign currency translation adjustments	—	—	—	(27,936)	—	—	—	(27,936)
Total other comprehensive (loss) income	—	—	—	(26,674)	—	—	—	(26,674)
Brookfield preferred share issuance	—	—	145,205	—	—	—	—	145,205
Stock-based compensation	(2,331)	—	(16,530)	—	—	31,826	—	15,296
Common stock issued to savings and pension plan trusts	423,273	4	1,874	—	—	—	796	2,674
Sale of common stock under stock options	7,450	—	32	—	—	—	—	32
Balance at August 14, 2015	153,249,403	$1,532	$1,956,461	$(363,198)	$(366,400)	$(207,985)	$—	$1,020,410

SUCCESSOR
Balance at August 15, 2015	—	$—	$—	$—	$—	$—	$—	—
Brookfield capital contribution	100	—	854,337	—	—	—	—	854,337
Other comprehensive income (loss):
Net loss	—	—	—	—	(33,551)	—	—	(33,551)
Other comprehensive income (loss):
Commodity and foreign currency derivatives and other, net of tax of $21	—	—	—	(124)	—	—	—	(124)
Foreign currency translation adjustments	—	—	—	(10,133)	—	—	—	(10,133)
Total other comprehensive income (loss)	—	—	—	(10,257)	—	—	—	(10,257)
Balance at December 31, 2015	100	—	854,337	(10,257)	(33,551)	—	—	810,529

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
Earnings per Share
The calculation of basic earnings per share was based on the weighted-average number of our common shares outstanding during the applicable period. We used the two-class method of computing earnings per share for our instruments granted in share-based payment transactions that are determined to be participating securities prior to vesting. Earnings per share calculations are not required after August 14, 2015 as a result of our acquisition by Brookfield.
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
Depreciation expense was $102.9 million for 2013 (including $28.3 million of rationalization related accelerated depreciation), $100.4 million for 2014 (including $26.0 million of rationalization related accelerated depreciation). Depreciation expense was $34.5 million for the period January 1 through August 14, 2015 and $22.4 million for the period August 15 through December 31, 2015.
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Capitalized Bank Fees
We capitalize bank fees upon the incurrence of debt. As of December 31, 2014 capitalized bank fees amounted to $9.7 million. We have no capitalized bank fees as of December 31, 2015. We amortize such amounts over the life of the respective debt instrument using the effective interest method. The estimated life may be adjusted upon the occurrence of a triggering event. Amortization of capitalized bank fees amounted to $2.5 million in 2013, $3.3 million in 2014, and $2.1 million in the period January 1 through August 14, 2015, respectively. We had no amortization of capitalized bank fees in the period August 15 through December 31, 2015. Capitalized bank fee amortization is included in interest expense.
Derivative Financial Instruments
We do not use derivative financial instruments for trading purposes. They are used to manage well-defined commercial risks associated with commodity contracts and currency exchange rate risks.
Foreign Currency Derivatives
We enter into foreign currency derivatives from time to time to manage exposure to changes in currency exchange rates. These instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, relating to non-dollar denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. Forward exchange contracts and purchased currency options are carried at fair value. These contracts are treated as hedges to the extent they are effective. Changes in fair values related to these contracts are recognized in other comprehensive income in the Consolidated Balance Sheets until settlement. At the time of settlement, realized gains and losses are recognized in revenue or cost of goods sold on the Consolidated Statements of Operations. For derivatives that are not designated as a hedge, any gain or loss is immediately recognized in Cost of Goods Sold or Other (Income) Expense on the Consolidated Statements of Operations. Derivatives used in this manner relate to risks resulting from assets or liabilities denominated in a foreign currency.
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Stock-Based Compensation Plans
We have had various plans that provided for the granting of stock-based compensation to employees and, in certain instances, to non-employee directors, which are described more fully in Note 12, “Management Compensation and Incentive Plans.” Shares are issued upon vesting or option exercise from authorized, unissued shares or treasury shares.
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
We exclude the inactive participant portion of our pension and other postretirement benefit costs as a component of inventoriable costs. Additional information with respect to benefits plans is set forth in Note 11, “Retirement Plans and Postretirement Benefits.”
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
Environmental considerations are part of all significant capital expenditure decisions. Environmental remediation, compliance and management expenses were approximately $14.6 million in 2013, $17.0 million in 2014, and $11.1 million in 2015. The accrued liability relating to environmental remediation was $6.9 million as of December 31, 2014 and $5.9 million as of December 31, 2015. A charge to income is recorded when it is probable that a liability has been incurred and the cost can be reasonably estimated. When payments are fixed or determinable, the liability is discounted using a rate at which the payments could be effectively settled.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
We have non-dollar denominated intercompany loans between some of our foreign subsidiaries. These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. Certain of these loans had been deemed to be essentially permanent prior to settlement and, as a result, remeasurement gains and losses on these loans were recorded as a component of accumulated other comprehensive income (loss) in the stockholders’ equity section of the Consolidated Balance Sheets. The remaining loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency (gains/losses) in other (income) expense, net, on the Consolidated Statements of Operations.
Software Development Costs
In connection with our development and implementation of global enterprise resource planning systems with advanced manufacturing, planning and scheduling software, we capitalize certain computer software costs after technological feasibility is established. These costs are capitalized within property, plant and equipment and are amortized utilizing the straight-line method over the economic lives of the related products. Total costs capitalized as of December 31, 2014 and 2015 amounted to $15.6 million and $6.9 million, respectively. Amortization expense for capitalized software was $1.0 million for 2013 , $0.5 million for 2014 and $0.2 million for the period January 1 through August 14, 2015 and $0.3 million in the period August 15, 2015 through December 31, 2015.
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Costs of overhauls and turnarounds include plant personnel, contract services, materials, and rental equipment. We defer these costs when incurred and use the straight-line method to amortize them over the period of time estimated to lapse until the next scheduled overhaul of the applicable storage or processing unit. Under this policy in 2014, costs deferred were $13.3 million and costs amortized were $6.6 million. Costs deferred in 2015 were $9.9 million and costs amortized in the period January 1 through August 14, 2015 were $4.3 million and $2.1 million in the period August 15 through December 31, 2015.
Our turnaround was completed during September and October of 2015.
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Predecessor and Successor Reporting
On August 17, 2015, the Company was acquired by affiliates of Brookfield Asset Management Inc. (see Note 2 "Preferred Share Issuance and Merger"). We elected to account for the acquisition under the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of GTI were adjusted to their preliminary fair market value as of August 15, 2015, as this was the day that Brookfield effectively took control of the Company.
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
Recent Accounting Standards
Recently Adopted Accounting Standards
In November 2015 the Financial Accounting Standards Board (FASB) issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (ASU 2015-17), which changes how deferred taxes are classified on our balance sheets and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. We adopted the provisions of ASU 2015-17 as of December 31, 2015 on a prospective basis and as such we have reclassified $10.7 million of current deferred tax assets and $23.3 million of current deferred tax liabilities to long term in our December 31, 2015 balance sheet. Our December 31, 2014 balance sheet contains $28.4 million of current deferred tax assets and $7.2 million of deferred tax liabilities that would have been classified as long-term had the standard been applied retrospectively.
In September 2015, the FASB issued ASU 2015-16, "Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 requires the recognition of adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. The effects of the adjustments to provisional amounts on depreciation, amortization or other income effects should be recognized in current-period earnings as if the accounting had been completed at the acquisition date. Disclosure of the portion of the adjustment recorded in current-period earnings that would have been reported in prior reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date is also required. The Company adopted ASU 2015-16 as of December 31, 2015. The adoption of ASU 2015-16 did not materially affect the Company's results of operations, statement of financial position or financial statement disclosures. See Note 2 "Preferred Share Issuance and Merger" for details of post-acquisition adjustments to goodwill.
In July 2015 the FASB issued ASU 2015-11, "Inventory - Simplifying the Measurement of Inventory"" which requires companies to measure inventory (valued using first-in, first-out or average cost methods) at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The measurement of inventory valued using the last-in, first-out method is unchanged. ASU 2015-11 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years with early implementation permitted. The Company adopted ASU 2015-11 as of December 31, 2015 with no impact to the Company's financial position, results of operations or cash flows.
Accounting Standards Not Yet Adopted
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In April, 2015, the FASB issued ASU 2015-3, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015 with early adoption permitted. The Company had $9.7 million of capitalized bank fees included within "Other Assets" on our consolidated balance sheets as of December 31, 2014. We had no capitalized bank fees as of December 31, 2015. We do not anticipate the adoption of this ASU having a significant impact on the Company's financial position, results of operations or cash flows.

(2)	Preferred Share Issuance and Merger
Preferred Stock
On August 11, 2015, the Company issued and sold to BCP IV GrafTech Holdings LP, an affiliate of Brookfield Asset Management Inc. (“Brookfield”) (i) 136,616 shares of a new Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), convertible into 19.9% of the shares of common stock of the Company outstanding immediately prior to such issuance and (ii) 13,384 shares of a new Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock,” and, together with the Series A Preferred Stock, the “Preferred Stock”), for an aggregate purchase price of $150,000,000 in cash (the “Purchase Price”), under the Investment Agreement dated May 4, 2014 (the “Investment Agreement”) between the Company and Brookfield.
The closing of such issuance and sale occurred after the satisfaction of the closing conditions set forth in the Investment Agreement.
Pursuant to the Investment Agreement, the Company reimbursed Brookfield for $500,000 in out-of-pocket fees and expenses (including fees and expenses of legal counsel) incurred by Brookfield in connection with the transaction.
The proceeds from the issuance and sale were used by the Company, along with funds available under the Company’s $40 million delayed draw term loan facility, Revolving Facility and cash on hand, to prepay the Company’s $200 million Senior Subordinated Notes due November 30, 2015.
Merger Agreement
On May 18, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated May 17, 2015, with Brookfield (called “Parent” therein) and Athena Acquisition Subsidiary Inc. a wholly owned subsidiary of Parent (“Acquisition Sub”). Pursuant to the Merger Agreement, on May 26, 2015, Parent commenced a cash tender offer to purchase any and all of the outstanding shares of common stock, par value $0.01 per share (the “Shares”), of the Company, at a purchase price of $5.05 per Share in cash (the “Offer Price”), on the terms and subject to the conditions set forth in the Offer to Purchase, dated May 26, 2015 (together with any amendments and supplements thereto, the “Offer to Purchase”) and in the related Letter of Transmittal (the “Letter of Transmittal” and, together with the Offer to Purchase, the “Offer”).
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed at the acquisition date:

Net identifiable assets acquired	Previously Reported
Cash	$25,032
Accounts receivable	94,298
Inventories	346,645
Property, plant and equipment	650,405
Intangible assets	155,700
Deferred tax assets	40,904
Prepaid and other current assets	49,716
Other non-current assets	8,428
Accounts payable	(68,005)
Short-term debt	(18,779)
Other accrued liabilities	(53,252)
Long-term debt	(367,811)
Other long-term liabilities	(101,768)
Deferred tax liabilities	(79,235)
Net identifiable assets acquired	$682,278

Goodwill	$172,059

Net assets acquired	$854,337

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(3)	Rationalizations
Throughout 2014 and 2015 the Company undertook rationalization plans in order to streamline our organization and lower our production costs. The following tables summarize the total rationalization and related charges incurred during 2014 and 2015 followed by the details of each plan.

	For the Year Ended December 31, 2013 (Predecessor)
All Plans	Industrial Materials Segment	Engineered Solutions Segment	Corporate, R&D and Other	Total
	(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$28,326	$—	$—	$28,326
Inventory loss	7,886	896	—	8,782
Fixed asset write-offs and other	6,104	2,274	—	8,378
Recorded in Selling and General Administrative
Other	59	—	—	59
Recorded in Rationalizations
Severance and related costs	17,072	458	1,816	19,346
Contract terminations	810	—	—	810
Total 2013 rationalization and related charges	$60,257	$3,628	$1,816	$65,701

	For the Year Ended December 31, 2014 (Predecessor)
All Plans	Industrial Materials Segment	Engineered Solutions Segment	Corporate, R&D and Other	Total
	(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$22,388	$3,649	$—	$26,037
Inventory loss	961	13,711	—	14,672
Fixed asset write-offs and other	5,552	1,278	—	6,830
Recorded in Research and Development
Accelerated depreciation	—	—	2,312	2,312
Recorded in Selling and General Administrative
Accelerated depreciation	—	—	608	608
Other	89	121	515	725
Recorded in Rationalizations
Severance and related costs	5,040	3,113	2,845	10,998
Contract terminations	469	146	11	626
Impairment of long-lived assets	—	121,570	—	121,570
Total 2014 rationalization and related charges	$34,499	$143,588	$6,291	$184,378

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the Period January 1 Through August 14, 2015 (Predecessor)
All Plans	Industrial Materials Segment	Engineered Solutions Segment	Corporate, R&D and Other	Total
	(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$432	$—	$940	1,372
Inventory loss	(33)	975	—	942
Fixed asset write-offs and other	1,715	1,078	—	2,793
Recorded in Selling and General Administrative
Other	400	755	954	2,109
Recorded in Rationalizations
Severance and related costs	157	4,288	(168)	4,277
Contract terminations	25	204	—	229
Total	$2,696	$7,300	$1,726	$11,722

	For the Period August 15 Through December 31, 2015 (Successor)
All Plans	Industrial Materials Segment	Engineered Solutions Segment	Corporate, R&D and Other	Total
	(Dollars in thousands)
Recorded in Cost of Sales
Inventory loss	$(639)	$206	$—	$(433)
Fixed asset write-offs and other	329	697	—	1,026
Recorded in Selling and General Administrative
Other	135	1,323	290	1,748
Recorded in Rationalizations
Severance and related costs	154	769	71	994
Contract terminations	59	22	—	81
Total	$38	$3,017	$361	$3,416
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Charges incurred related to the 2013 rationalization initiatives for the year ended December 31, 2014 and 2015 are as follows:

	For the Year Ended December 31, 2013
2013 Plans	Industrial Materials Segment	Engineered Solutions Segment	Corporate, R&D and Other	Total
	(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$28,326	$—	$—	$28,326
Inventory loss	7,886	896	—	8,782
Fixed asset write-offs and other	6,104	2,274	—	8,378
Recorded in Selling and General Administrative
Other	59	—	—	59
Recorded in Rationalizations
Severance and related costs	17,072	458	1,816	19,346
Contract terminations	810	—	—	810
Total 2013 rationalization plan and related charges	$60,257	$3,628	$1,816	$65,701

	For the Year Ended December 31, 2014
2013 Plans	Industrial Materials Segment	Engineered Solutions Segment	Corporate, R&D and Other	Total
	(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$22,388	827	—	23,215
Inventory loss	961	485	—	1,446
Fixed asset write-offs and other	5,374	233		5,607
Recorded in Selling and General Administrative
Other	89	—		89
Recorded in Rationalizations
Severance and related costs	433	(28)	—	405
Contract terminations	469	—	—	469
Total 2013 rationalization plan and related charges	$29,714	$1,517	$—	$31,231

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the Period January 1 Through August 14, 2015 (Predecessor)
2013 Plans	Industrial Materials Segment	Engineered Solutions Segment	Corporate, R&D and Other	Total
	(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$432	—	—	432
Inventory loss	(33)	—	—	(33)
Fixed asset write-offs and other	1,715	270		1,985
Recorded in Rationalizations
Severance and related costs	97	156	—	253
Contract terminations	25	—	—	25
Total 2013 rationalization plan and related charges	$2,236	$426	$—	$2,662

	For the Period August 15 Through December 31, 2015 (Successor)
2013 Plans	Industrial Materials Segment	Engineered Solutions Segment	Corporate, R&D and Other	Total
	(Dollars in thousands)
Recorded in Cost of Sales
Inventory loss	$(278)	$(29)		$(307)
Fixed asset write-offs and other	329	71		400
Recorded in Selling and General Administrative
Other	245	—	—	245
Recorded in Rationalizations
Severance and related costs	177	—	—	177
Contract terminations	59	—	—	59
Total 2013 rationalization plan and related charges	$532	$42	$—	$574

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter of 2015, in connection with our rationalization initiatives, two sites, located in Salvador, Brazil and Pennsylvania, United States, substantially completed their decommissioning efforts and met the criteria for assets held for sale. Because the carrying value of the sites did not exceed their estimated fair value, no additional impairment was recorded. Our Pennsylvania facility was sold in the third quarter of 2015 for a gain of $0.3 million. Additionally, during the third quarter of 2015, our facility in Meyerton, South Africa substantially completed their decommissioning efforts and met the criteria for assets held for sale. As of December 31, 2015, the sites held for sale represent $6.6 million of assets reported under "Property, plant and equipment" and $1.2 million of liabilities, reported under "Other accrued liabilities".

The following table represents the roll-forward of the liability incurred for employee termination benefits and contract termination costs incurred in connection with the rationalization initiatives described above. This liability is recorded as a current liability on the Consolidated Balance Sheet.

(Dollars in thousands)
Balance as of December 31, 2013	$18,421
Charges incurred	613
Change in estimates	153
Payments and settlements	(16,494)
Effect of change in currency exchange rates	(1,658)
Balance as of December 31, 2014	1,035
Charges incurred	40
Change in estimates	227
Payments and settlements	(1,102)
Effect of change in currency exchange rates	(155)
Balance as of August 14, 2015	$45
Charges incurred	154
Change in estimates	67
Payments and settlements	(17)
Effect of change in currency exchange rates	(59)
Balance as of December 31, 2015	$190

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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The 2014 Engineered Solutions Rationalization program was completed during 2015. Charges incurred related to the 2014 Engineered Solutions rationalization initiatives in 2014 and 2015 are as follows:

	Predecessor		Successor
2014 Engineered Solutions Rationalization	For the Year Ended December 31, 2014	For the Period January 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through December 31, 2015
	Engineered Solutions Segment
	(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$2,802	$—	$—
Inventory loss	13,225	571	(80)
Fixed asset write-offs and other	1,046	372	(229)
Recorded in Rationalizations
Severance and related costs	2,498	(713)	—
Contract terminations	195	50	—
Total	$19,766	$280	$(309)
The following table represents the roll-forward of the liability incurred for employee termination benefits and contract termination costs incurred in connection with the 2014 Engineered Solutions rationalization initiatives described above. This liability is recorded as a current liability on the Consolidated Balance Sheet.

(Dollars in thousands)
Balance as of December 31, 2013	$—
Charges incurred	2,611
Change in estimates	(40)
Payments and settlements	(916)
Effect of change in currency exchange rates	—
Balance as of December 31, 2014	$1,655
Charges incurred	50
Change in estimates	(713)
Payments and settlements	(916)
Effect of change in currency exchange rates	1
Balance as of August 14, 2015	$77
Change in estimates	(5)
Payments and settlements	(72)
Balance as of December 31, 2015	$—

2014 Corporate and Research & Development Rationalization
During the third quarter of 2014, we announced the conclusion of another phase of our on-going company-wide cost savings assessment. This resulted in changes to the Company’s operating and management structure in order to streamline, simplify and decentralize the organization. These actions were designed to reduce costs by a combination of reduced contractor costs, attrition, early retirements and layoffs. Additionally, the Company downsized its corporate functions by approximately 25 percent, relocated to a smaller, more cost effective corporate headquarters and established a new Technology and Innovation Center.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Charges incurred related to the 2014 Corporate and Research & Development rationalization initiatives for 2014 and 2015 are as follows:

2014 Corporate, Research and Development Plan	For the Year Ended December 31, 2014 (Predecessor)
	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total
	(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$—	$20	$—	$20
Fixed asset write-offs and other	178	—	—	178
Recorded in Research and Development
Accelerated depreciation	—	—	2,312	2,312
Recorded in Selling and General Administrative
Accelerated depreciation	—	—	608	608
Other	—	—	515	515
Recorded in Rationalizations
Severance and related costs	4,608	644	2,844	8,096
Contract terminations	—	73	11	84
Total	$4,786	$737	$6,290	$11,813

2014 Corporate, Research and Development Plan	For the Period January 1 Through August 14, 2015 (Predecessor)
	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total
	(Dollars in thousands)
Recorded in Cost of Sales
Fixed asset write-offs and other	$—	$1	$—	$1
Recorded in Research and Development
Accelerated depreciation	—	—	940	940
Recorded in Selling and General Administrative
Other	400	—	954	1,354
Recorded in Rationalizations
Severance and related costs	60	8	(168)	(100)
Total	$460	$9	$1,726	$2,195

2014 Corporate, Research and Development Plan	For the Period August 15 Through December 31, 2015 (Successor)
	Industrial Materials Segment	Engineered Solutions Segment	Corp, R&D and Other	Total
	(Dollars in thousands)
Recorded in Selling and General Administrative
Other	$—	$—	$290	$290
Recorded in Rationalizations
Severance and related costs	(23)	—	71	48
Total	$(23)	$—	$361	$338

The 2014 Corporate and Research and Development rationalization plan will result in approximately $20 million of charges consisting of severance, accelerated depreciation and other related costs. Approximately $12 million of these costs will be cash outlays, the majority of which were disbursed in 2015.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of 2015, our facility in Parma, Ohio substantially completed their decommissioning efforts and met the criteria for assets held for sale. As of December 31, 2015, the site held for sale represents $3.9 million of assets reported under "Property, plant and equipment" and $3.6 million of liabilities, reported under "Other accrued liabilities".

The following table represents the roll-forward of the liability incurred for employee termination benefits and contract termination costs incurred in connection with the 2014 Corporate and Research & Development rationalization initiatives described above. This liability is recorded as a current liability on the Consolidated Balance Sheet.

(Dollars in thousands)
Balance as of December 31, 2013	$—
Charges incurred	8,159
Change in estimates	21
Payments and settlements	(1,155)
Effect of change in currency exchange rates	(152)
Balance as of December 31, 2014	$6,873
Charges incurred	(33)
Change in estimates	(67)
Payments and settlements	(4,611)
Effect of change in currency exchange rates	(81)
Balance as of August 14, 2015	$2,081
Change in estimates	47
Payments and settlements	(1,127)
Effect of change in currency exchange rates	(57)
Balance as of December 31, 2015	$944
2015 Advanced Graphite Materials Rationalization
On March 2, 2015, GrafTech announced plans to further optimize the production platform for its advanced graphite materials business. These actions included the closure of our Notre Dame, France facility and further reductions in force in our Columbia, Tennessee facility and other locations totaling approximately 85 people.
Charges incurred related to the 2015 Advanced Graphite Materials rationalization initiative are as follows:

Predecessor		Successor
2015 Advanced Graphite Materials Rationalization	For the Period January 1 Through August 14, 2015	For the Period August 15 Through December 31, 2015
Engineered Solutions Segment
(Dollars in thousands)
Recorded in Cost of Sales
Inventory loss	$404	$(47)
Fixed asset write-offs and other	434	855
Recorded in Selling and General Administrative
Other	755	1,213
Recorded in Rationalizations
Severance and related costs	4,838	769
Contract terminations	154	22
Total	$6,585	$2,812

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

2015 Advanced Graphite Materials Rationalization
(Dollars in thousands)
Balance as of December 31, 2014	$—
Charges incurred	5,053
Change in estimates	(38)
Payments and settlements	(329)
Effect of change in currency exchange rates	—
Balance as of August 14, 2015	$4,686
Charges incurred	647
Payments and settlements	(3,418)
Balance as of December 31, 2015	$1,915

(4)	Segment Reporting

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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize financial information concerning our reportable segments and all prior periods have been recast to reflect our new methodology:

	Predecessor			Successor
	For the year Ended December 31,		For the Period January 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through December 31, 2015
	2013	2014
	(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$909,448	$840,103	$341,974	$193,223
Engineered Solutions	257,226	245,201	95,957	55,518
Total net sales	$1,166,674	$1,085,304	$437,931	$248,741
Segment operating income (loss):
Industrial Materials	$20,007	$(50,260)	$(25,678)	$(4,017)
Engineered Solutions	28,392	(138,271)	(15,368)	(457)
Corporate, R&D and Other expenses	(50,969)	(67,089)	(47,431)	(12,235)
Total segment operating income (loss)	$(2,570)	$(255,620)	$(88,477)	$(16,709)
Reconciliation of segment operating income (loss) to loss from continuing operations before provision for income taxes:
Other expense (income), net	$1,698	$2,445	$1,335	$(943)
Interest expense	36,037	37,057	27,118	10,916
Interest income	(203)	(330)	(367)	(11)
Loss before provision for income taxes	$(40,102)	$(294,792)	$(116,563)	$(26,671)
Industrial Materials' operating loss for the period January 1 through August 14, 2015 includes a $35.4 million goodwill impairment charge, $2.7 million of rationalization and related charges and $3.2 million of costs associated with the preferred share issuance. Engineered Solutions' results for the period January 1 through August 14, 2015 include $6.9 million of rationalization and related costs and $2.5 million of costs associated with the preferred share issuance. Corporate, R&D and Other expenses for the period January 1 through August 14, 2015 includes $19.4 million of costs associated with the preferred share issuance, tender offer and proxy contest and $2.1 million of rationalization and related costs.
Engineered Solutions' operating loss for the period August 15 through December 31, 2015 included $3.0 million of rationalization and related expenses.
Operating loss for the year ended December 31, 2014 also includes for Industrial Materials $75.7 million of goodwill impairment charge and for Engineered Solutions $121.6 million of impairment charge for long-lived assets. Operating income (loss) noted above for the year ended December 31, 2014 includes rationalization related charges of $34.5 million in Industrial Materials, $22.0 million in Engineered Solutions, and $6.3 million in Corporate, R&D and Other expenses as well as a pension mark-to-market loss of $3.5 million in Industrial Materials, $9.2 million in Engineered Solutions and $6.3 million in Corporate, R&D and Other expenses. We incurred a $4.8 million charge for losses related to the bankruptcy of a major customer in the Advanced Graphite Materials business. Corporate, R&D and Other expenses include $2.4 million of fees associated with proxy contest costs in 2014.

Operating loss for the year ended December 31, 2013 includes rationalization-related charges of $60.3 million for Industrial Materials, $3.6 million for Engineered Solutions and $1.8 million for Corporate, R&D and Other as well as Pension mark-to-market gain of $4.2 million in Industrial Materials, $5.9 million in Engineered Solutions and $4.2 million in All Other.
Assets are managed based on geographic location because certain reportable segments share certain facilities. Assets by reportable segment are estimated based on the value of long-lived assets at each location and the activities performed at the location.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2014	2015
	(Dollars in thousands)
Long-lived assets (a):
Industrial Materials.	$552,155	$571,424
Engineered Solutions	101,885	66,109
Total long-lived assets	$654,040	$637,533
The following tables summarize information as to our operations in different geographic areas.

	For the Twelve Months Ended December 31,
	2013	2014	2015
	(Dollars in thousands)
Net sales:*
U.S.	$289,866	$284,209	$176,402
Americas	177,602	180,070	140,629
Asia Pacific	220,945	192,230	84,287
Europe, Middle East, Africa	478,261	428,795	285,354
Total	$1,166,674	$1,085,304	$686,672
* Net Sales were not impacted by purchase price accounting adjustments.

	At December 31,
	2014	2015
	(Dollars in thousands)
Long-lived assets (a):
U.S. and Canada	$431,601	$291,493
Mexico	89,731	158,950
Brazil	9,492	8,787
France	49,602	77,412
Spain	70,648	93,049
South Africa	2,064	4,167
Italy	508	3,249
Switzerland	287	266
Other countries	107	160
Total	$654,040	$637,533

(a)	Long-lived assets represent fixed assets, net of accumulated depreciation.

(5)	Goodwill and Other Intangible Assets
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

We received notice, in March 2015, that the market prices for needle coke were decreasing by an additional 18%, effective for the second quarter of 2015. This decline further compressed our margins for needle coke products

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

versus our annual plan. We determined that this change, which is driven by over capacity in the market indicated that the needle coke industry is facing a deeper and longer trough than previously expected. As such, we considered the additional price change as a triggering event and tested our remaining needle coke goodwill for impairment as of March 31, 2015.

In the first step of the analysis, we compared the estimated fair value of the reporting unit to its carrying value, including goodwill. The fair value of the reporting unit was determined based on an income approach, using DCF models from a market participant’s perspective. The DCF model included 17 years of forecasted cash flows, plus an estimated terminal value. For the first several years in the models, the cash flows were based upon the current operating and capital plans as prepared by management and approved by executive management, adjusted to reflect the perspective of potential market participants. Beyond the first several years, the DCF model reflects known trends of cycles in the industry and incorporates them in the terminal value. Actual results may differ from those assumed in the Company’s forecast. A discount rate of 10.5% was applied to the forecasted cash-flows and is based on a weighted average cost of capital ("WACC"). Company specific beta and mix of debt to equity are inputs into the determination of the discount rate, which is then qualitatively assessed from the standpoint of potential market participants.

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
As a result of our acquisition by Brookfield, our goodwill and intangibles were revalued as of August 15, 2015. See Note 2 "Preferred Share Issuance and Merger" for description of the Merger and the results of purchase price accounting. The following tables represents the changes in the carrying value of goodwill and intangibles during the predecessor entity period of January 1, 2015 through August 14, 2015 and the successor entity from August 15, 2015 through September 30, 2015:
The changes in the Company’s carrying value of goodwill during the years ended December 31, 2014 and 2015 are as follows:

Total
Predecessor	(Dollars in Thousands)
Balance as of December 31, 2013	$496,810
Impairment	(76,063)
Currency translation effect	(618)
Balance as of December 31, 2014	420,129
Impairment	(35,381)
Currency translation effect	(616)
Balance as of August 14, 2015	$384,132

Successor
Balance as of August 15, 2015	$170,418
Adjustments	1,641
Balance as of December 31, 2015	172,059

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes acquired intangible assets with determinable useful lives by major category :

Predecessor
	As of December 31, 2014			As of August 14, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Carrying Amount
	(Dollars in Thousands)			(Dollars in Thousands)
Trade name	7,900	(4,817)	3,083	7,900	(5,173)	2,727
Technology and know-how	43,349	(24,940)	18,409	43,349	(28,649)	14,700
Customer related intangible	110,798	(57,192)	53,606	110,798	(63,866)	46,932
Total finite-lived intangible assets	$162,047	$(86,949)	$75,098	$162,047	$(97,688)	$64,359

Successor
	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Carrying Amount
	(Dollars in Thousands)
Trade name	26,800	(1,048)	25,752
Technology and know-how	63,200	(3,327)	59,873
Customer related intangible	65,700	(1,813)	63,887
Total finite-lived intangible assets	$155,700	$(6,188)	$149,512
Amortization expense of intangible assets in 2013 and 2014 was $20.5 million and $19.0 million, respectively. Amortization expense of intangible assets was $10.8 million in the period January 1 through August 14, 2015 and $6.2 million in the period August 15 through December 31, 2015. Estimated annual amortization expense for the next five years will approximate $16.2 million in 2016, $15.4 million in 2017, $14.6 million in 2018, $13.8 million in 2019 and $12.9 million in 2020.

(6)	Debt and Liquidity
The following table presents our long-term debt:

	As of December 31, 2014	As of December 31, 2015
	(Dollars in thousands)
Credit Facility (Revolving Facility and Term Loan Facility)	$40,000	$98,000
Senior Subordinated Notes	187,973	—
Senior Notes	300,000	267,827
Other Debt	1,746	1,400
Total Debt	529,719	367,227
Less: Short-term Debt	(188,104)	(4,772)
Long-term Debt	$341,615	$362,455

Revolving Facility
On April 23, 2014, the Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement with a borrowing capacity of $400 million and a maturity date of April 2019 (the "Revolving Facility"). On February 27, 2015, GrafTech and certain of its subsidiaries entered into a further Amended and Restated Credit Agreement that provides for, among other things, greater financial flexibility and a $40 million senior secured delayed draw term loan facility (the "Term Loan Facility").

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On July 28, 2015, GrafTech and certain of its subsidiaries entered into an amendment to the Amended and Restated Credit Agreement to change the terms regarding the occurrence of a default upon a change in control (which is defined thereunder to include the acquisition by any person of more than 25 percent of GrafTech’s outstanding shares) to exclude the acquisition of shares by Brookfield (see Note 2).  In addition, effective upon such acquisition, the financial covenants were eased, resulting in increased availability under the Revolving Facility. The size of the Revolving Facility was also reduced from $400 million to $375 million. The size of the Term Loan Facility remained at $40 million.
The $40 million Term Loan Facility was fully drawn on August 11, 2015, in connection with the repayment of the Senior Subordinated Notes.
As of December 31, 2015, we had $205 million of unused borrowing capacity under the Revolving Credit Facility (after considering financial covenants restrictions and the outstanding letters of credit of approximately $7.9 million).
The interest rate applicable to the Revolving Facility and Term Loan Facility is LIBOR plus a margin ranging from 2.25% to 4.75% (depending on our total senior secured leverage ratio). The borrowers pay a per annum fee ranging from 0.35% to 0.70% (depending on our senior secured leverage ratio) on the undrawn portion of the commitments under the Revolving Facility.
In the event that operating cash flows fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our Revolving Facility, to the extent available. We have begun to look at strategic alternatives for our Engineered Solutions businesses that could result in the sale of one or more of such businesses. We currently expect that cash proceeds from such sales would be used for general corporate purposes, including repayment of borrowings outstanding under the Revolving Facility. We cannot assure you that we will, or will be able to, consummate any such sales on acceptable terms or at all or as to the price, terms or conditions of any such sales.
We use cash flow from operations and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as well as cash on hand as our primary sources of liquidity. The Revolving Facility is secured, and provides for maximum borrowings of up to $375 million including a letter of credit sub-facility of up to $50 million and is subject to certain conditions (including a maximum senior secured leverage ratio test). The Revolving Facility matures in April 2019. As of December 31, 2015, we had outstanding borrowings drawn from the Revolving Facility of $98.0 million and outstanding letters of credit of $7.9 million.
As of December 31, 2015, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable. These covenants include maintaining a cash minimum interest coverage ratio of at least 1.50 to 2.50 and a maximum senior secured leverage ratio of 5.75 to 3.00, which are measured based on a rolling average of the prior four quarters. Under current industry conditions, we are uncertain as to our continued compliance with certain of the financial covenants throughout 2016. We plan to pursue an amendment with the lenders under the Revolving Facility to avoid a potential non-compliance with such covenants and anticipate entering into a satisfactory amendment. Our ability to enter into an amendment or, if needed, obtain a waiver of non-compliance, or restructure or refinance the debt under the Revolving Facility will depend on, among other things, the condition of the capital markets and our financial condition at such time. There can be no assurance that we will be able to enter into an amendment or, if needed, obtain a waiver of non-compliance, or restructure or refinance any of our indebtedness on commercially reasonable terms or at all.
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

If, prior to maturity, a change in control (as defined in the indenture) of the Company occurs and thereafter certain downgrades of the ratings of the Senior Notes as specified in the indenture occur, the Company will be required to offer to repurchase any or all of the Senior Notes at a repurchase price equal to 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest. On August 17, 2015 a change in control occurred due the merger (see Note 2 to the Financial Statements). However, the downgrade of the ratings of the Senior Notes, as specified in the indenture, did not occur. Therefore, the company was not and will not be required to offer to repurchase the Senior Notes as a result of the merger.

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
Senior Subordinated Notes
On November 30, 2010, in connection with the acquisitions of Seadrift Coke LP and C/G Electrodes, LLC, the Company issued Senior Subordinated Notes in an aggregate total face amount of $200 million. These Senior Subordinated Notes were non-interest bearing and matured in 2015. Because the Senior Subordinated Notes were non-interest bearing, the Company was required to record them at their present value (determined using an interest rate of 7%). The difference between the face amount of the Senior Subordinated Notes and their present value is recorded as debt discount. The debt discount was amortized to income using the interest method, over the life of the Senior Subordinated Notes.
On July 9, 2015, the Company provided notice to all holders of the Senior Subordinated Notes that, as permitted under the Senior Subordinated Notes, the Company intended to prepay in full the entire $200 million million aggregate principal amount of the Senior Subordinated Notes after the Company's receipt of the proceeds of the issuance of Preferred Stock to Brookfield. See Note 2 for further discussion of the Preferred Stock issuance. This prepayment was consummated on August 11, 2015.

(7)	Interest Expense

The following table presents an analysis of interest expense:

	Predecessor			Successor
	For the year Ended December 31,		For the Period January 1 Through August 14, 2015	For the Period August 15 Through December 31, 2015
	2013	2014
	(Dollars in thousands)
Interest incurred on debt	$21,589	$21,373	$12,973	$8,611
Amortization of discount on Senior Subordinated Notes	11,493	12,298	12,027	—
Accretion of fair value adjustment on Senior Notes	—	—	—	2,305
Amortization of debt issuance costs	2,504	3,339	2,118	—
Supply Chain Financing mark-up	451	47	—	—
Total interest expense	$36,037	$37,057	$27,118	$10,916
Interest rates
The Revolving Facility had an effective interest rate of 2.17% and 2.68% as of December 31, 2014 and 2015, respectively. The Senior Notes carry an interest rate of 6.375%. The Senior Subordinated Notes had an implied rate of 7.00%.
On August 11, 2015, we prepaid our Senior Subordinated Notes (see Note 6 "Debt and Liquidity"). This prepayment resulted in accelerated amortization of $4.5 million as the Notes were prepaid at the face value. The accelerated expense was recorded in the predecessor period.

(8)	Fair Value Measurements and Derivative Instruments
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
Debt – Fair value of debt, which was determined using Level 2 inputs, as of December 31, 2014 was $473.3 million versus a book value of $529.7 million. As of December 31, 2015 the fair value was $273.4 million, versus a book value of $367.2 million.
Foreign currency derivatives – Foreign currency derivatives are carried at market value using Level 2 inputs. The outstanding contracts as of December 31, 2014 represented unrealized losses of $0.9 million, respectively. There were no outstanding gains or losses as of December 31, 2015.
Commodity derivative contracts – Commodity derivative contracts are carried at fair value. We determine the fair value using observable, quoted natural gas and refined oil product prices that are determined by active markets and therefore classify the commodity derivative contracts as Level 2. The outstanding commodity derivative contracts represented an unrealized loss of $7.1 million as of December 31, 2014. There were no outstanding gains or losses as of December 31, 2015.
Additional fair value information related to our Pension funds' assets can be found in Note 2 "Retirement Plans and Postretirement Benefits".
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
Foreign currency derivatives
We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures such as foreign currency denominated debt, sales, receivables, payables, and purchases. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. There was no ineffectiveness on these contracts during the twelve months ended December 31, 2014 or 2015.
In 2014 and 2015, we entered into foreign forward currency derivatives as hedges of anticipated cash flows denominated in the Mexican peso, Brazilian real, South African rand, euro and Japanese yen. These derivatives were entered into to protect the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates between the US dollar and the Mexican peso, Brazilian real, South African rand, euro and Japanese yen. As of December 31, 2014, we had outstanding Mexican peso, Brazilian real, South African rand, euro, and Japanese yen currency contracts, with aggregate notional amounts of $95.2 million. As of December 31, 2015, we had outstanding Mexican peso, euro and Japanese yen currency contracts, with aggregate notional amounts of $18.7 million. The foreign currency derivatives outstanding as of December 31, 2015 have several maturity dates ranging from January 2016 to March 2016.
Commodity derivative contracts
We periodically enter into derivative contracts for natural gas and certain refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. There was no ineffectiveness on these contracts during the twelve months ended December 31, 2014 or 2015. As of December 31, 2014 , we had outstanding derivative swap contracts for refined oil products with aggregate notional amounts of $17.8 million. We had no outstanding commodity derivative contracts as of December 31, 2015.
Net Investment Hedges
We use certain intercompany debt to hedge a portion of our net investment in our foreign operations against currency exposure (net investment hedge). Intercompany debt designated in foreign currency and designated as a non-derivative net investment hedging instrument was $15.8 million and $11.8 million as of December 31, 2014 and December 31, 2015, respectively. Within our currency translation adjustment portion of other comprehensive income, we recorded gains of $0.2 million and $1.4 million in the year ended December 31, 2014 and December 31, 2015, respectively, resulting from these net investment hedges.
The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At December 31, 2014 and 2015, the fair value of our derivatives and their respective balance sheet locations are presented in the following table:

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2014	(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Prepaid and other current assets	$722	Other current liabilities	$1,234
Commodity derivative contracts	Prepaid and other current assets	—	Other current liabilities	7,067
Total fair value		$722		$8,301

As of December 31, 2015
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Prepaid and other current assets	$—	Other current liabilities	$—
Commodity derivative contracts	Prepaid and other current assets	—	Other current liabilities	1
Total fair value		$—		$1

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2014	(Dollars in Thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$80	Other current liabilities	$428
Total fair value		$80		$428

As of December 31, 2015
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$76	Other current liabilities	$11
Total fair value		$76		$11

The location and amount of realized (gains) losses on derivatives are recognized in the Statements of Operations when the hedged item impacts earnings and are as follows for the years ended 2014 and 2015:

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

		Amount of (Gain)/Loss Recognized (Effective Portion)
	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	2014	For the Period January 1 Through August 14, 2015	For the Period August 15 Through December 31, 2015
		(Dollars in Thousands)
Derivatives designated as cash flow hedges:
Foreign currency derivatives, excluding tax of $85 and $106 $17, respectively	Cost of goods sold Other expense / (income) / Revenue	$(849)	$(1,062)	$(172)
Commodity forward derivatives, excluding tax of $(120), $(424) and $0 respectively	Cost of goods sold / Revenue	$328	$1,161	$—

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Consolidated Statement of Income	2014	For the Period January 1 Through August 14, 2015	For the Period August 15 Through December 31, 2015
		(Dollars in thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Cost of goods sold/Other expense (income)	$1,020	$1,060	$(560)
Our foreign currency and commodity derivatives are treated as hedges and are required to be measured at fair value on a recurring basis. With respect to the inputs used to determine the fair value, we use observable, quoted rates that are determined by active markets and, therefore, classify the contracts as “Level 2”.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(9)	Supplementary Balance Sheet Detail

The following tables present supplementary balance sheet details:

	At December 31,
	2014	2015
	(Dollars in thousands)

Inventories:
Raw materials and supplies	$122,218	$80,408
Work in process	176,141	136,858
Finished goods	84,544	78,196
	382,903	295,462
Prepaid expenses and other current assets:
Prepaid expenses	$9,923	$9,297
Current portion of deferred taxes	28,426	—
Value added tax and other indirect taxes receivable	39,837	10,087
Other current assets	3,437	2,290
	$81,623	$21,674
Property, plant and equipment:
Land and improvements	$36,375	$54,064
Buildings	193,427	76,331
Machinery and equipment and other	1,212,120	486,194
Construction in progress	58,899	44,291
	$1,500,821	$660,880
Other accrued liabilities:
Payrolls (including incentive programs)	$6,151	$4,588
Customer prepayments	5,534	559
Employee compensation and benefits	8,932	7,842
Other	22,702	16,790
	$43,319	$29,779
Other long term obligations:
Postretirement benefits	$24,833	$20,019
Pension and related benefits	65,882	55,364
Other	16,851	20,102
	$107,566	$95,485
The following table presents an analysis of the allowance for doubtful accounts:

	As of December 31,		For the Period January 1 through August 14, 2015	For the Period August 15 through December 31, 2015
	2013	2014
	(Dollars in thousands)
Balance at beginning of year	$7,573	$6,718	$7,471	$—
Additions	2,914	8,675	1,156	304
Deductions	(3,769)	(7,922)	(2,313)	—
Balance at end of year	$6,718	$7,471	$6,314	$304

(10)	Commitments
Lease commitments under non-cancelable operating leases extending for one year or more will require the following future payments:

(Dollars in thousands)
2016	$3,957
2017	2,423
2018	2,136
2019	1,773
2020	934
After 2020	45
Total lease and rental expenses under non-cancelable operating leases extending one year or more approximated $2.6 million in 2013, $7.1 million in 2014 and $6.2 million in 2015.

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
We make quarterly contributions equal to 1% of each employee’s total eligible pay. The expense recorded for contributions to this plan was $0.9 million in 2013, $0.8 million in 2014 and $0.6 million in 2015. All such contributions were made using company stock.
Pension coverage for employees of foreign subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees, under insurance policies or by book reserves.
On March 27, 2015, we settled $62.0 million of projected benefit obligations through the purchase of a group annuity contract. The purchase was fully funded with pension plan assets. The obligation associated with this transaction will require no additional cash contributions by the company.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of our consolidated net pension costs are set forth in the following table.

	Predecessor
	For the Year Ended December 31,
	2013		2014
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Service cost	$870	$1,177	$750	$1,107
Interest cost	5,438	2,542	5,983	2,669
Expected return on assets	(4,505)	(2,339)	(5,215)	(2,516)
Amortization of prior service cost	—	25	—	2
Curtailment gain	—	—	—	(28)
Mark-to-market loss (gain)	(11,907)	(393)	18,431	(534)
	$(10,104)	$1,012	$19,949	$700

	Predecessor		Successor
	For the Period January 1 Through August 14, 2015		For the Period August 15 Through December 31, 2015

	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Service cost	$151	$98	$386	$281
Interest cost	854	554	2,200	94
Expected return on assets	—	—	(1,885)	(59)
Amortization of prior service cost	—	(12)	—	—
Curtailment gain	—	—	—	(675)
Mark-to-market loss (gain)	—	—	716	1,843
	$1,005	$640	$1,417	$1,484
The primary driver of the mark-to-market gains in 2013 were changes in the discount rate due to interest rate fluctuations. The mark-to-market loss in 2014 was caused by changes in discount rates and updated mortality tables. The mark-to-market loss in 2015 was caused by changes to the discount rate.
Amounts recognized in other comprehensive income:

	Predecessor
	For the Year Ended December 31,
	2013		2014
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Amortization of prior service cost	$—	$(25)	$—	$(26)
Addition to prior service cost	—	(246)	—	—
Effect of exchange rates	—	11	—	8
Total recognized in other comprehensive loss	$—	$(260)	$—	$(18)
Total recognized in pension costs and other comprehensive loss	$(10,104)	$752	$19,949	$682

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Predecessor
	For the Period January 1 Through August 14, 2015

	U.S.	Foreign
	(Dollars in thousands)
Amortization of prior service cost	$—	$28
Addition to prior service cost	—	—
Effect of exchange rates	—	—
Total recognized in other comprehensive loss	$—	$28
Total recognized in pension costs and other comprehensive loss	$—	$28
As a result of our acquisition by Brookfield (see Note 2 "Preferred Share Issuance and Merger"), our pension and post-retirement obligations were revalued as of August 15, 2015. The result of this valuation eliminated historical components of Other Comprehensive Income.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the beginning and ending balances of our pension plans’ benefit obligations, fair value of assets, and funded status at December 31, 2014 and 2015 are:

	Predecessor		Successor
	As of December 31, 2014		As of December 31, 2015
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Changes in Benefit Obligation:
Net benefit obligation at beginning of period	$134,787	$78,421	$146,790	$18,512
Service cost	750	1,107	386	281
Interest cost	5,983	2,669	2,200	94
Participant contributions	—	288	—	79
Plan amendments / curtailments	—		—	(578)
Foreign currency exchange changes	—	(6,171)	—	(480)
Actuarial loss (gain)	21,456	11,935	(3,896)	377
Benefits paid	(8,608)	(5,646)	(3,354)	(14)
Net benefit obligation at end of period	$154,368	$82,603	$142,126	$18,271
Changes in Plan Assets:
Fair value of plan assets at beginning of period	$90,875	$72,685	$97,473	$12,811
Actual return on plan assets	8,240	14,971	(2,727)	(1,407)
Foreign currency exchange rate changes	—	(5,479)	—	(346)
Employer contributions	8,947	909	2,505	170
Participant contributions	—	288	—	79
Benefits paid	(8,608)	(5,646)	(3,354)	(14)
Fair value of plan assets at end of period	$99,454	$77,728	$93,897	$11,293
Funded status (underfunded):	$(54,914)	$(4,875)	$(48,229)	$(6,978)
Amounts recognized in accumulated other comprehensive loss:
Prior service credit	$—	$(25)	$—	$(95)
Amounts recognized in the statement of financial position:
Non-current assets	$—	$1,365	$—	$—
Current liabilities	(439)	(324)	(437)	(253)
Non-current liabilities	(54,475)	(5,916)	(47,792)	(6,725)
Net amount recognized	$(54,914)	$(4,875)	$(48,229)	$(6,978)
The accumulated benefit obligation for all defined benefit pension plans was $237.0 million and $158.9 million at December 31, 2014 and 2015, respectively. We made contributions to the plan of $4.3 million and paid benefits of $5.3 million during the period January 1 through August 14, 2015. As a result of our acquisition by Brookfield and subsequent purchase price allocation, our assets and liabilities associated with the plans were revalued as of August 15, 2015.
Plan Assets
The accounting guidance on fair value measurements specifies a hierarchy based on the observability of inputs used in valuation techniques (Level 1, 2 and 3). See Note 8, “Fair Value Measurements and Derivative Instruments,” for a discussion of the fair value hierarchy.
The following describes the methods and significant assumptions used to estimate the fair value of the investments:

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the plan assets by category is summarized below (dollars in thousands):

	Predecessor				Successor
	December 31, 2014				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. Plan Assets
Cash and cash equivalents	$906	$—	$—	$906	$1,986	$—	$—	$1,986
Collective trusts	—	98,548	—	98,548	—	91,911	—	91,911
Total	$906	$98,548	$—	$99,454	$1,986	$91,911	$—	$93,897
International Plan Assets
Cash and cash equivalents	$1,364	$—	$—	$1,364	$—	$—	$—	$—
Foreign government bonds	—	1,038	—	1,038	—	840	—	840
Investment contracts	—	—	61,990	61,990	—	—	—	—
Fixed insurance contracts	—	—	13,336	13,336	—	—	10,453	10,453
Total	$1,364	$1,038	$75,326	$77,728	$—	$840	$10,453	$11,293
The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy for international plan pension assets for the years ended December 31, 2014 and 2015 (dollars in thousands):

	Investment Contracts	Fixed Insurance Contracts
Balance at January 1, 2014 (Predecessor)	$58,127	$10,865
Gain / contributions / currency impact	5,585	2,471
Distributions	(1,722)	—
Balance at December 31, 2014 (Predecessor)	61,990	13,336
Gain / contributions / currency impact	—	(2,883)
Distributions	(61,990)	—
Balance at December 31, 2015 (Successor)	$—	$10,453

We annually re-evaluate assumptions and estimates used in projecting pension assets, liabilities and expenses. These assumptions and estimates may affect the carrying value of pension assets, liabilities and expenses in our Consolidated Financial Statements. Assumptions used to determine net pension costs and projected benefit obligations are:

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pension Benefit Obligations	As of December 31,
	2014	2015
	Predecessor	Successor
Weighted average assumptions to determine benefit obligations:
Discount rate	3.33%	3.86%
Rate of compensation increase	2.08%	1.84%

Pension Benefit Obligations	As of December 31,
	2014	2015
	Predecessor	Successor
Weighted average assumptions to determine net cost:
Discount rate	4.20%	3.79%
Expected return on plan assets	4.77%	3.99%
Rate of compensation increase	2.42%	2.08%
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
The rate of compensation increase assumption is generally based on salary increases.
Plan Assets. The following table presents our retirement plan weighted average asset allocations at December 31, 2015, by asset category:

	Percentage of Plan Assets as of December 31, 2015 (Successor)
	US	Foreign
Equity securities and return seeking assets	20%	—%
Fixed income, debt securities, or cash	80%	100%
Total	100%	100%
Investment Policy and Strategy. The investment policy and strategy of the U.S. plan is to invest approximately 20% in equities and return seeking assets and approximately 80% in fixed income securities. Rebalancing is undertaken monthly. To the extent we maintain plans in other countries, target asset allocation is 100% fixed income investments. For each plan, the investment policy is set within both asset return and local statutory requirements.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Information for our pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2014 and 2015 follows:

	Predecessor		Successor
	2014		2015
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Accumulated benefit obligation	$154,368	$18,756	$142,126	$16,749
Fair value of plan assets	99,454	14,374	93,897	11,293
Information for our pension plans with a projected benefit obligation in excess of plan assets at December 31, 2014 and 2015 follows:

	Predecessor		Successor
	2014		2015
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Projected benefit obligation	$154,368	$20,617	$142,126	$18,271
Fair value of plan assets	99,454	14,374	93,897	11,293

Following is our projected future pension plan cash flow by year:

	U.S.	Foreign
	(Dollars in thousands)
Expected contributions in 2016:
Expected employer contributions	$8,693	$696
Expected employee contributions	—	—
Estimated future benefit payments reflecting expected future service for the years ending December 31:
2016	9,153	893
2017	9,150	883
2018	9,182	820
2019	9,211	665
2020	9,256	738
2021-2025	46,479	5,336
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Predecessor
	For the Year Ended December 31,				For the Period January 1 through August 14, 2015
	2013		2014
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Service cost	$—	$105	$—	$71	—	$9
Interest cost	371	994	396	976	223	433
Amortization of prior service credit	—	(193)	—	(180)	—	—
Plan amendment / curtailment	—	—	—	(294)	—	—
Mark-to-market (gain) loss	(1,284)	(1,210)	1,151	1,456	—	—
	$(913)	$(304)	$1,547	$2,029	$223	$442

	Successor
	For the Period August 15 Through December 31, 2015

	U.S.	Foreign

Service cost	$—	$5
Interest cost	142	289
Amortization of prior service credit	—	—
Plan amendment / curtailment	—	—
Mark-to-market (gain) loss	(100)	(621)
	$42	$(327)
The primary driver of the mark-to-market losses in 2013 were changes in the discount rate due to interest rate fluctuations. The mark-to-market loss in 2014 was caused by changes in discount rates and mortality tables. The 2015 gain was driven by changes in the number of participants in the plans.
Amounts recognized in other comprehensive income are:

	Predecessor
	For the Year Ended December 31,				For the Period January 1 through August 14, 2015
	2013		2014
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Amortization of prior service cost	$—	$193	$—	$180	$—	$(95)
Effect of exchange rates	—	133	—	148	—	—
Total recognized in other comprehensive income	$—	$326	$—	$328	$—	$(95)
Total recognized in net post retirement cost (benefit) and other comprehensive income	$(913)	$22	$1,547	$2,357	$—	$(95)
As a result of our acquisition by Brookfield (see Note 2 "Preferred Share Issuance and Merger"), our pension and post-retirement obligations were revalued as of August 15, 2015. The result of this valuation eliminated historical components of Other Comprehensive Income.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of beginning and ending balances of benefit obligations under, fair value of assets of, and the funded status of, our postretirement plans is set forth in the following table:

Postretirement Benefits	Predecessor		Successor
	As of December 31, 2014		As of December 31, 2015

	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Changes in Benefit Obligation:
Net benefit obligation at beginning of period	$11,275	$15,645	$11,395	$13,457
Service cost	—	71	—	5
Interest cost	396	976	142	289
Foreign currency exchange rates	—	(1,437)	—	(1,489)
Actuarial loss (gain)	1,151	1,511	(100)	(621)
Gross benefits paid	(1,236)	(1,068)	(578)	(345)
Plan amendment	—	(294)	—	—
Net benefit obligation at end of period	$11,586	$15,404	$10,859	$11,296
Changes in Plan Assets:
Fair value of plan assets at beginning of period	$—	$—	$—	$—
Employer contributions	1,236	1,068	578	345
Gross benefits paid	(1,236)	(1,068)	(578)	(345)
Fair value of plan assets at end of period	$—	$—	$—	$—
Funded status:	$(11,586)	$(15,404)	$(10,859)	$(11,296)
Amounts recognized in accumulated other comprehensive loss:
Prior service credit	$—	$1,554	$—	$—
Amounts recognized in the statement of financial position:
Current liabilities	$(1,204)	$(953)	$(1,298)	$(755)
Non-current liabilities	(10,382)	(14,451)	(9,561)	(10,541)
Net amount recognized	$(11,586)	$(15,404)	$(10,859)	$(11,296)
We made contributions to the plan of $1.6 million and paid benefits of $1.6 million during the period January 1 through August 14, 2015. As a result of our acquisition by Brookfield and subsequent purchase price allocation, the liabilities associated with the plans were revalued as of August 15, 2015.
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Postretirement Benefit Obligations	Predecessor	Successor
	As of December 31,
	2014	2015
Weighted average assumptions to determine benefit obligations:
Discount rate	4.82%	5.10%
Health care cost trend on covered charges:
Initial	6.55%	6.67%
Ultimate	6.18%	6.48%
Years to ultimate	1	2

Postretirement Benefit Costs	Predecessor	Successor
	2014	2015
Weighted average assumptions to determine net cost:
Discount rate	5.29%	4.91%
Health care cost trend on covered charges:
Initial	7.39%	6.55%
Ultimate	6.18%	6.18%
Years to ultimate	2	0
Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement benefits. A one-percentage point change in assumed health care cost trend rates would have the following effects at December 31, 2015:

	One Percentage Point Increase		One Percentage Point Decrease
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Effect on total service cost and interest cost components	$3	$27	$(3)	$(33)
Effect on benefit obligations	$121	$797	$(115)	$(687)
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table represents projected future postretirement cash flow by year:

	U.S.	Foreign
	(Dollars in thousands)
Expected contributions in 2015:
Expected employer contributions	$1,298	$755
Expected employee contributions	—	—
Estimated future benefit payments reflecting expected future service for the years ending December 31:
2016	1,298	755
2017	1,233	762
2018	1,152	772
2019	1,061	782
2020	962	796
2020-2024	3,454	4,231
Other Non-Qualified Benefit Plans
Since January 1, 1995, we have established various unfunded, non-qualified supplemental retirement and deferred compensation plans for certain eligible employees. We established benefits protection trusts (collectively, the “Trust”) to partially provide for the benefits of employees participating in these plans. As of December 31, 2014 and December 31, 2015, the Trust had assets of approximately $5.2 million and $0.8 million, respectively, which are included in other assets and treasury stock on the Consolidated Balance Sheets. The majority of the participants received a distribution of the their assets resulting from change of control provisions that were triggered by our acquisition by Brookfield.
Savings Plan
Our employee savings plan provides eligible employees the opportunity for long-term savings and investment. The plan allows employees to contribute up to 5% of pay as a basic contribution and an additional 45% of pay as supplemental contribution. For 2013, 2014 and part of 2015, we contributed on behalf of each participating employee, in units of a fund that invests entirely in our common stock, 3% on the first 100% contributed by the employee and 5% on the next 20% contributed by the employee. We contributed 553,298 shares in 2013, resulting in an expense of $4.6 million; 581,006 shares in 2014, resulting in an expense of $4.4 million; and 321,107 shares in 2015, resulting in an expense of $1.4 million.

(12)	Management Compensation and Incentive Plans -
Stock-Based Compensation
On August 11, 2015, the Company issued Preferred Stock to Brookfield in excess of 15% of the Company's outstanding shares (see Note 2 "Preferred Share Issuance and Tender Offer"). This ownership exceeded the threshold for the change in control provisions in our Long Term Incentive Compensation ("LTIP") agreements under our 2005 Equity Incentive Plan. As a result, upon such issuance, all unvested restricted shares vested. Performance shares vested at 100% and stock options with a strike price below the Offer Price were cancelled upon payment of the amount equal to the Offer Price less the exercise price. These vestings and payments resulted in a $12.7 million accelerated charge in the predecessor period. There are no longer any outstanding awards as of December 31, 2015.
Stock-Based Compensation
We recognized $7.7 million, $5.6 million, and $15.3 million in stock-based compensation expense in 2013, 2014 and 2015, respectively. A majority of the expense, $6.9 million, $4.8 million, and $14.6 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statements of Income, with the remainder recorded as cost of sales and research and development.
Accounting for Stock-Based Compensation

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
Restricted stock and performance share awards activity under the plans for the year ended December 31, 2015, was:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2014	1,814,130	$6.31
Granted	412,191	9.67
Vested	(2,037,914)	6.98
Forfeited/canceled/expired	(188,407)	6.42
Outstanding at December 31, 2015	—	$—
Stock Options. Compensation expense for stock options is based on the estimated fair value of the option on the date of the grant. We calculate the estimated fair value of the option using the Black-Scholes option-pricing model. We did not grant any stock options during 2015.
     Stock option activity under the plans for the year ended December 31, 2015 was:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2014	2,042,074	$10.93
Granted	—	—
Forfeited/canceled/expired	(1,562,791)	12.98
Exercised	(479,283)	4.24
Outstanding at December 31, 2015	—	$—
Incentive Compensation Plans
We have a global incentive program for our worldwide salaried and hourly employees, the Incentive Compensation Program (the “ICP”), which includes a shareholder-approved executive incentive compensation plan. The ICP is based primarily on earnings before income taxes and achieving cash flow targets and, to a lesser extent, strategic targets. We had no balance in our accrued liability for ICP as of December 31, 2014 and 2015.

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

Litigation has been pending in Brazil brought by employees seeking to recover additional amounts under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil), plus interest thereon. Prior to October 1, 2015, we were not party to such litigation. Companies in Brazil have recently settled claims arising out of these provisions and, in May 2015, the litigation was remanded, in favor of the employees, by the Brazil Supreme Court to the lower courts for further proceedings which included procedural aspects of the case, such as admissibility of instruments filed by the parties. We cannot predict the outcome of such litigation. On October 1, 2015, an action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. We intend to vigourously defend such action.
On October 8, 2014, the General Superintendent of the Administrative Council of Economic Defense in Brazil (“CADE”) announced that the agency would be continuing an investigation of anticompetitive activity allegedly affecting the Brazilian market from 1992 to 1998. The investigation was originally commenced in 2002 and was essentially been dormant for many years. The investigation purportedly relates to violations of antitrust laws that were previously investigated in from 1997 to 2002 by the U.S. Department of Justice, the European Commission, and other countries in connection with the sale of graphite electrodes. Those antitrust investigations and related lawsuits and claims have long been resolved and all fines and settlements timely paid many years ago. On May 14, 2015, the Public Prosecutors’ Office published its legal opinion recommending that the case be dismissed based on (i) the interim statute of limitation and (ii) the lack of effect of the cartel on the Brazilian market, and the CADE Commissioners unanimously terminated the case on or about October 14, 2015. No penalties were assessed against us, and we have been advised that this decision is not capable of appeal.
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Product warranties were not impacted by purchase price accounting adjustments. Claims accrued but not yet paid and the related activity within the reserve for 2014 and 2015 are as follows:

(Dollars in Thousands)
Balance as of December 31, 2014	$923
Product warranty charges/adjustments	576
Payments and settlements	(557)
Balance as of December 31, 2015	$942

(14)	Income Taxes

The following table summarizes the U.S. and non-U.S. components of income (loss) before provision (benefit) for income taxes:

	Predecessor			Successor
	For the Year Ended December 31,		For the Period January 1 Through August 14, 2015	For the Period August 15 Through December 31, 2015
	2013	2014
	(Dollars in thousands)
U.S.	$8,495	$(255,043)	$(96,258)	$(22,755)
Non-U.S.	(48,597)	(39,749)	(20,305)	(3,916)
	$(40,102)	$(294,792)	$(116,563)	$(26,671)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) consists of the following:

	Predecessor			Successor
	For the Year Ended December 31,		For the Period January 1 Through August 14, 2015	For the Period August 15 Through December 31, 2015
	2013	2014
	(Dollars in thousands)
U.S income taxes:
Current	$4,104	$(1,762)	$(20)	$(52)
Deferred	(5,652)	(537)	403	686
	(1,548)	(2,299)	383	634
Non-U.S. income taxes:
Current	5,422	8,349	3,182	1,565
Deferred	(16,717)	(15,466)	521	4,681
	(11,295)	(7,117)	3,703	6,246
Total income tax expense (benefit)	$(12,843)	$(9,416)	$4,086	$6,880
Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before provision (benefit) for income taxes as set forth in the following table:

	Predecessor			Successor
	For the Year Ended December 31,		For the Period January 1 Through August 14, 2015	For the Period August 15 Through December 31, 2015
	2013	2014
	(Dollars in thousands)
Tax at statutory U.S. federal rate	$(14,036)	$(103,177)	$(40,797)	$(9,335)
U.S. valuation allowance, net	(700)	73,350	27,443	8,876
State taxes, net of federal tax benefit	(371)	(4,387)	(3,215)	(697)
U.S. tax return adjustments to estimated taxes	(1,032)	(368)	—	—
Resolution of uncertain tax positions	(752)	(513)	71	64
Adjustment for foreign income taxed at different rates	6,832	7,376	11,435	7,324
U.S. tax credits	(2,577)	(1,000)	—	—
Non-U.S. tax exemptions, holidays and credits	—	—	(691)	228
Goodwill impairment	—	17,161	8,026	—
Capital loss expiration	—	2,422	—	—
Other	(207)	(280)	1,814	420
Total income tax (benefit) expense	$(12,843)	$(9,416)	$4,086	$6,880
The Company has been granted a tax holiday in Brazil, which expires in 2016. The availability of the tax holiday in Brazil did not have a significant impact on the current tax year.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2014, and December 31, 2015 are set forth in the following table:

	As of December 31,
	2014 Predecessor	2015 Successor
	(Dollars in thousands)
Deferred tax assets:
Postretirement and other employee benefits	$43,204	$34,713
Foreign tax credit and other carryforwards	64,214	115,163
Capitalized research and experimental costs	23,446	21,592
Environmental reserves	3,366	4,273
Inventory adjustments	19,568	12,719
Capital loss	272	276
Long-term contract option amortization	2,214	2,138
Provision for rationalization charges	17,255	5,967
Other	6,288	729
Total gross deferred tax assets	179,827	197,570
Less: valuation allowance	(95,721)	(165,539)
Total deferred tax assets	84,106	32,031
Deferred tax liabilities:
Fixed assets	$59,292	$54,150
Debt discount amortization / Deferred financing fees	3,301	7,666
Inventory	6,865	4,985
Goodwill and acquired intangibles	1,046	2,686
Other	3,761	4,647
Total deferred tax liabilities	74,265	74,134
Net deferred tax (liability) asset	$9,841	$(42,103)

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires deferred tax assets and liabilities, as well as any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will only have one net noncurrent deferred tax asset or liability. This ASU does not change the existing requirement that only permits offsetting within a jurisdiction. The amendments in the update may be applied either prospectively or retrospectively to all prior periods presented. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We adopted the amendments as of December 31, 2015 on a prospective basis. Adoption of the amendments resulted in the presentation of all deferred income tax assets as noncurrent deferred income tax assets in our Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted and the adoption of the amendments had no impact on our consolidated results of operations or cash flows.  Net current deferred income tax assets are included in prepaid expenses and other current assets in the amount of $28.4 million as of December 31, 2014. Net non-current deferred tax assets are separately stated as deferred income taxes in the amount of $16.8 million as of December 31, 2014 and $15.3 million as of December 31, 2015. Net current deferred tax liabilities are included in accrued income and other taxes in the amount of $7.2 million as of December 31, 2014. Net non-current deferred tax liabilities are separately stated as deferred income taxes in the amount of $28.2 million at December 31, 2014 and $57.4 million at December 31, 2015.
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

would indicate an ability to realize deferred tax assets. Examples of negative evidence would include cumulative losses in recent years and history of tax attributes expiring unused.
GrafTech impaired the fixed assets and announced exiting of certain product lines in our Advanced Graphite Material ("AGM") product group, in the Company’s second quarter Form 10-Q. During the third quarter of 2014, we announced the conclusion of another phase of our on-going companywide cost savings assessment. This resulted in changes to the Company’s operating and management structure in order to streamline, simplify and decentralize the organization as described in more detail in Note 3, Rationalizations. The impairment charges and other rationalization related charges were incurred primarily in the U.S. jurisdiction. As a result, we determined that it is no longer “more likely than not” that we will generate sufficient future U.S. taxable income to realize our deferred tax assets related to U.S. foreign tax credits and state net operating loss carryforwards, as well as our net U.S. deferred tax assets. With the additional significant negative evidence of recent losses, the Company recognized a $73.4 million non-cash charge to the Statement of Operations in 2014 to reflect a full valuation allowance against these U.S. deferred income tax assets. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.
Valuation allowance activity for the years ended December 31, 2013, 2014 and 2015 is as follows:

	For the year ended December 31,
	2013	2014
	(Dollars in thousands)
Balance as of January 1	$26,312	$20,411
(Credited) / charged to income	(614)	74,157
Translation adjustment	(746)	(800)
Changes attributable to movement in underlying assets	(4,541)	1,953
Balance as of December 31	$20,411	$95,721

Predecessor	(Dollars in thousands)
Balance at January 1, 2015	$95,721
(Credited) / charged to income	29,363
Translation adjustment	(1,467)
Changes attributable to movement in underlying assets	(8,168)
Balance as of August 14, 2015	$115,449

Successor
(Credited) / charged to income	6,780
Translation adjustment	(101)
Changes attributable to movement in underlying assets	43,411
Balance as of December 31, 2015	$165,539
We have total foreign tax credit carryforwards of $19.7 million as of December 31, 2015, for which a full valuation allowance is recorded. These tax credit carryforwards begin to expire as of December 31, 2016. In addition, we have a federal net operating loss carryforward of $178.8 million and state net operating losses carryforwards of $260.6 million, which can be carried forward from 5 to 20 years. These net operating losses carryforwards generate a deferred tax asset of $74.6 million as of December 31, 2015. We also have U.S. non-net operating loss related deferred tax assets of $62.0 million as of December 31, 2015. The federal net operating loss carryforward and foreign tax credit utilization will be limited by IRC §382 and §383, respectively.
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Based upon the levels of historical federal and state taxable income and projections of future federal and state taxable income over the periods during which the carryforwards can be utilized, we do not believe it is more likely than not that we will realize the tax benefits of these deferred tax assets. Until we determine that we will generate sufficient jurisdictional taxable income to realize our net operating losses and deferred tax assets, these assets will continue to be fully reserved.
We have non-U.S. loss and tax credit carryforwards on a gross tax effected basis of $19.3 million, which can be carried forward from 7 years to indefinitely.
As of December 31, 2015, we had unrecognized tax benefits of $3.9 million, $3.1 million of which, if recognized, would have a favorable impact on our effective tax rate. We have elected to report interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties were $0.6 million as of December 31, 2013 (a reduction of $0.3 million in from 2011), $0.5 million as of December 31, 2014 and $0.7 million as of December 31, 2015. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of December 31,
	2013	2014
	(Dollars in thousands)
Balance at January 1	$9,769	$7,203
Additions based on tax positions related to the current year	881	268
Additions for tax positions of prior years	323	232
Reductions for tax positions of prior years	(2,779)	(1,204)
Lapse of statutes of limitations	—	(1,180)
Settlements	(988)	(1,503)
Foreign currency impact	(3)	(106)
Balance at December 31	$7,203	$3,710

Predecessor	(Dollars in thousands)
Balance at January 1, 2015	$3,710
Foreign currency impact	(21)
Balance as of August 14, 2015	$3,689

Successor
Additions for tax positions of prior years	301
Foreign currency impact	(69)
Balance as of December 31, 2015	$3,921
It is reasonably possible that a reduction of unrecognized tax benefits of up to $0.6 million may occur within 12 months due to settlements and the expiration of statutes of limitation.
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. All U.S. federal tax years prior to 2013 are generally closed by statute or have been audited and settled with the applicable domestic tax authorities. All other jurisdictions are still open to examination beginning after 2009.
The Company has not provided for U.S. income taxes or foreign withholding taxes on the differences between the financial reporting basis in our foreign investments, and the tax basis in such investments, estimated to be $537.3 million, which are considered to be permanently reinvested as of December 31, 2015. Any outside basis difference would be taxable upon the sale or liquidation of the foreign subsidiaries, or upon the remittance of dividends. The measurement of the unrecognized U.S. income taxes, if any, that may be associated with these outside basis differences, is not practicable.

(15)	Earnings Per Share
The following table shows the information used in the calculation of our basic and diluted earnings per share as of December 31:

	As of December 31,		For the Period July 1, 2015 Through August 14, 2015	For the Period August 15, 2015 Through December 31, 2015
	2013	2014
	(Dollars in thousands)
Weighted average common shares outstanding for basic calculation	135,067,278	136,155,295	137,152,430	N/A
Add: Effect of stock options and restricted stock	—	—	—	N/A
Weighted average common shares outstanding for diluted calculation	135,067,278	136,155,295	137,152,430	N/A
Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of stock options covering 1,866,720 shares in 2013, 1,481,992 shares in 2014, as the exercise prices were greater than the weighted average market price of our common stock for that period.

(16)	Accumulated Other Comprehensive Loss

The balance in our accumulated other comprehensive loss is set forth in the following table:

	Predecessor	Successor
	For year ended December 31, 2014	For the Period January 1 Through August 14, 2015	For the Period August 15 Through December 31, 2015
	(Dollars in thousands)
Foreign currency translation adjustments	$328,233	$356,169	$10,134
Commodities and foreign currency derivatives and other, net of tax of ($63), ($68) and ($21) respectively	8,291	7,029	123
Total accumulated comprehensive loss	$336,524	$363,198	$10,257
As a result of our acquisition by Brookfield and the subsequent purchase price accounting adjustments, accumulated comprehensive losses in equity were reset on August 15, 2015.

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

    The following tables set forth condensed consolidating balance sheets as of December 31, 2014 and December 31, 2015 and condensed consolidating statements of operations and comprehensive income (loss) for the year ended December 31, 2013, 2014 and 2015 and condensed consolidating statements of cash flows for 2014 and 2015 of the Parent, Guarantors and the Non-Guarantors.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2014 (Predecessor)
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2015 (Successor)
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$646	$6,281	$—	$6,927
Accounts receivable - affiliates	51,592	9,362	20,823	(81,777)	—
Accounts receivable - trade	—	20,749	82,066	—	102,815
Inventories	—	123,340	172,122	—	295,462
Prepaid and other current assets	—	8,109	13,565	—	21,674
Total current assets	51,592	162,206	294,857	(81,777)	426,878

Investment in affiliates	1,068,028	668,113	—	(1,736,141)	—
Property, plant and equipment	—	291,494	346,039	—	637,533
Deferred income taxes	—	—	15,327	—	15,327
Goodwill	—	72,399	99,660	—	172,059
Notes receivable - affiliate	—	46,074	—	(46,074)	—
Other assets	—	96,964	73,254	—	170,218
Total Assets	$1,119,620	$1,337,250	$829,137	$(1,863,992)	$1,422,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - affiliate	$159	$72,418	$9,200	$(81,777)	$—
Accounts payable - trade	—	18,546	30,932	—	49,478
Short-term debt	—	4,636	136	—	4,772
Accrued income and other taxes	—	5,864	3,175	—	9,039
Rationalizations	—	995	2,053	—	3,048
Other accrued liabilities	2,444	11,511	15,824	—	29,779
Total current liabilities	2,603	113,970	61,320	(81,777)	96,116

Long-term debt - affiliate	38,661	—	7,413	(46,074)	—
Long-term debt - third party	267,827	93,758	870	—	362,455
Other long-term obligations	—	61,246	34,239	—	95,485
Deferred income taxes	—	248	57,182	—	57,430
Stockholders' equity	810,529	1,068,028	668,113	(1,736,141)	810,529
Total Liabilities and Stockholders' Equity	$1,119,620	$1,337,250	$829,137	$(1,863,992)	$1,422,015

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the year ended December 31, 2013 (Predecessor)
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$220,354	$149,251	$(369,605)		$—
Sales - third party	—	469,033	697,641	—		1,166,674
Net sales	—	689,387	846,892	(369,605)		1,166,674
Cost of sales	—	584,819	812,394	(369,605)		1,027,608
Gross profit	—	104,568	34,498	—		139,066
Research and development	—	10,437	—	—		10,437
Selling and administrative expenses	—	40,548	70,495	—		111,043
Rationalizations	—	2,732	17,424	—		20,156
Operating income (loss)	—	50,851	(53,421)	—		(2,570)

Other expense (income), net	—	(176)	1,874	—		1,698
Interest expense - affiliate	—	1,364	670	(2,034)		—
Interest expense - third party	31,294	3,029	1,714	—		36,037
Interest income - affiliate	(1,233)	(670)	(131)	2,034		—
Interest income - third party	—	—	(203)	—		(203)
(Loss) income before income taxes	(30,061)	47,304	(57,345)	—	`	(40,102)

(Benefit) provision for income taxes	(10,659)	9,111	(11,295)	—		(12,843)
Equity in losses of subsidiary	(7,857)	(46,050)	—	53,907		—
Net income (loss)	$(27,259)	$(7,857)	$(46,050)	$53,907		$(27,259)

Statements of Comprehensive Income (Loss)

Net income (loss)	$(27,259)	$(7,857)	$(46,050)	$53,907		$(27,259)
Other comprehensive (loss) income	(11,946)	(11,946)	(13,601)	25,547		(11,946)
Comprehensive income (loss)	$(39,205)	$(19,803)	$(59,651)	$79,454		$(39,205)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the year ended December 31, 2014 (Predecessor)
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$263,742	$150,346	$(414,088)		$—
Sales - third party	—	422,991	662,313	—		1,085,304
Net sales	—	686,733	812,659	(414,088)		1,085,304
Cost of sales	—	630,031	777,114	(414,088)		993,057
Gross profit	—	56,702	35,545	—		92,247
Research and development	—	14,844	—	—		14,844
Selling and administrative expenses	—	55,454	68,724	—		124,178
Impairments	—	186,552	10,668	—		197,220
Rationalizations	—	9,109	2,516	—		11,625
Operating income (loss)	—	(209,257)	(46,363)	—		(255,620)

Other expense (income), net	—	1,575	870	—		2,445
Interest expense - affiliate	—	806	—	(806)		—
Interest expense - third party	32,118	4,037	902	—		37,057
Interest income - affiliate	(806)	—	—	806		—
Interest income - third party	—	(11)	(319)	—		(330)
(Loss) income before income taxes	(31,312)	(215,664)	(47,816)	—	`	(294,792)

(Benefit) provision for income taxes	3,319	(5,618)	(7,117)	—		(9,416)
Equity in losses of subsidiary	(251,495)	(40,699)	—	292,194		—
Net income (losses)	$(286,126)	$(250,745)	$(40,699)	$292,194		$(285,376)

Statements of Comprehensive Income (Loss)

Net loss	$(286,126)	$(250,745)	$(40,699)	$292,194		$(285,376)
Other comprehensive (loss) income	(43,900)	(43,900)	(28,650)	72,550		(43,900)
Comprehensive income (loss)	$(330,026)	$(294,645)	$(69,349)	$364,744		$(329,276)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Period January 1 through August 14, 2015 (Predecessor)
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$124,489	$52,794	$(177,283)		$—
Sales - third party	—	160,761	277,170	—		437,931
Net sales	—	285,250	329,964	(177,283)		437,931
Cost of sales	—	266,369	310,731	(177,283)		399,817
Gross profit	—	18,881	19,233	—		38,114

Research and development	—	5,556	—	—		5,556
Selling and administrative expenses	6,750	44,507	29,890	—		81,147
Impairments	—	35,381	—	—		35,381
Rationalizations	—	(374)	4,881	—		4,507
Operating loss	(6,750)	(66,189)	(15,538)	—		(88,477)

Other expense (income), net	—	804	531	—		1,335
Interest expense - affiliate	3	372	—	(375)		—
Interest expense - third party	24,366	2,481	271	—		27,118
Interest income - affiliate	(372)	(3)	—	375		—
Interest income - third party	—	(5)	(362)	—		(367)
Loss before income taxes	(30,747)	(69,838)	(15,978)	—	`	(116,563)

(Benefit from) provision for income taxes	—	385	3,701	—		4,086
Equity in losses of subsidiary	(89,902)	(19,679)	—	109,581		—
Net loss	$(120,649)	$(89,902)	$(19,679)	$109,581		$(120,649)

Statements of Comprehensive Income (Loss)

Net loss	$(120,649)	$(89,902)	$(19,679)	$109,581		$(120,649)
Other comprehensive (loss) income	(26,674)	(26,674)	(28,041)	54,715		(26,674)
Comprehensive (loss) income	$(147,323)	$(116,576)	$(47,720)	$164,296		$(147,323)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Period August 15 Through December 31, 2015 (Successor)
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$51,262	$32,611	$(83,873)		$—
Sales - third party	—	86,053	162,688	—		248,741
Net sales	—	137,315	195,299	(83,873)		248,741
Cost of sales	—	132,610	181,175	(83,873)		229,912
Gross profit	—	4,705	14,124	—		18,829
Research and development	—	2,348	—	—		2,348
Selling and administrative expenses	—	10,775	21,340	—		32,115
Rationalizations	—	71	1,004	—		1,075
Operating loss	—	(8,489)	(8,220)	—		(16,709)

Other expense (income), net	—	1,166	(2,109)	—		(943)
Interest expense - affiliate	226	—	—	(226)		—
Interest expense - third party	9,552	1,079	285	—		10,916
Interest income - affiliate	—	(226)	—	226		—
Interest income - third party	—	(5)	(6)	—		(11)
Loss before income taxes	(9,778)	(10,503)	(6,390)	—	`	(26,671)

(Benefit) provision for income taxes	—	634	6,246	—		6,880
Equity in losses of subsidiary	(23,773)	(12,636)	—	36,409		—
Net loss	$(33,551)	$(23,773)	$(12,636)	$36,409		$(33,551)

Statements of Comprehensive Income (Loss)

Net loss	$(33,551)	$(23,773)	$(12,636)	$36,409		$(33,551)
Other comprehensive income (loss):	(10,257)	(10,257)	(10,257)	20,514		(10,257)
Comprehensive (loss) income	$(43,808)	$(34,030)	$(22,893)	$56,923		$(43,808)

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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended December 31, 2014
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities:	$(9,474)	$79,864	$50,513	$—	$120,903

Cash flow from investing activities:
Loan repayments from affiliates	6,604	—	—	(6,604)	—
Capital expenditures	—	(58,926)	(26,055)	—	(84,981)
Insurance recoveries	—	—	2,834	—	2,834
Proceeds (payments) for derivatives	—	(2,195)	170	—	(2,025)
Proceeds from fixed asset sales	—	1,700	3,342		5,042
Other	—	—	178	—	178
Net cash provided by (used in) investing activities	6,604	(59,421)	(19,531)	(6,604)	(78,952)

Cash flow from financing activities:
Loans repayments to affiliates	—	(6,604)	—	6,604	—
Short-term debt borrowings	—	(34)	(987)	—	(1,021)
Revolving Facility borrowings	—	183,000	86,000	—	269,000
Revolving Facility reductions	—	(193,000)	(100,000)	—	(293,000)
Principal payments on long term debt	—	(132)	(60)	—	(192)
Supply chain financing	—	—	(9,455)	—	(9,455)
Proceeds from exercise of stock options	2,813	—	—	—	2,813
Purchase of treasury shares	(894)	—	—	—	(894)
Refinancing fees and debt issuance costs	—	(2,922)	(357)	—	(3,279)
Other	951	—	—	—	951
Net cash (used in) provided by financing activities	2,870	(19,692)	(24,859)	6,604	(35,077)

Net increase in cash and cash equivalents	—	751	6,123	—	6,874
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,212)	—	(1,212)
Cash and cash equivalents at beginning of period	—	4,752	7,136	—	11,888
Cash and cash equivalents at end of period	$—	$5,503	$12,047	$—	$17,550

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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Period August 15 Through December 31, 2015 (Successor)
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities:	$(15,930)	$18,471	$20,574	$—	$23,115

Cash flow from investing activities:
Loans from (repayments to) affiliates	—	(17,315)	—	17,315	—
Capital expenditures	—	(8,438)	(10,004)	—	(18,442)
Payments for derivative instruments	—	—	326	—	326
Proceeds from sale of assets	—	492	140	—	632
Net cash provided by (used in) investing activities	—	(25,261)	(9,538)	17,315	(17,484)

Cash flow from financing activities:
Loans from (repayments to) affiliates	17,315	—	—	(17,315)	—
Dividends to affiliates	—	—	—	—
Short-term debt, net	—	(10,998)	(4,506)	—	(15,504)
Revolving Facility borrowings	—	52,000	10,000	—	62,000
Revolving Facility reductions	—	(36,000)	(32,000)	—	(68,000)
Issuance of Preferred Shares	(1,385)	—	—	—	(1,385)
Principal payments on long term debt	—	(46)	(137)	—	(183)
Net cash (used in) provided by financing activities	15,930	4,956	(26,643)	(17,315)	(23,072)

Decrease in cash and cash equivalents	—	(1,834)	(15,607)	—	(17,441)
Effect of exchange rate changes on cash and cash equivalents	—	—	(665)	—	(665)
Cash and cash equivalents at beginning of period	—	2,480	22,553	—	25,033
Cash and cash equivalents at end of period	$—	$646	$6,281	$—	$6,927

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(18)	Subsequent Events
On February 26, 2015, the Company announced it plans to realign its two business segments. Industrial Materials will now be comprised of graphite electrodes and needle coke products. Engineered Solutions will now be comprised of advanced graphite materials, advanced composite materials, advanced electronic technologies, and refractory products. Refractory products was previously included in the Industrial Materials business segment. Advanced materials products will now be a component in each business unit where these products are produced.
This realignment of the business segments will allow the Company to better direct its resources and simplify its operations. The Industrial Materials business segment will continue to focus on being the lowest cost producer providing the best quality of graphite electrodes in a very challenging market. The Engineered Solutions business segment will continue to leverage the intellectual property of carbon and graphite material science to innovate and commercialize advanced technologies and new products in high growth markets.
The Company also announced that it plans to review strategic alternatives for its Engineered Solutions business segment. In 2015, the segment, on a pro forma basis as newly defined, had sales of $152 million or 22% of total company sales. There can be no assurance that the review of strategic alternatives will result in a transaction. If a transaction were to occur, the company would conduct a complete review and assessment of its corporate services and structure to bring them into alignment with its new size and sharper focus.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
As a result of this acquisition by Brookfield, on August 14, 2015 PricewaterhouseCoopers LLP (“PwC”) resigned as the independent registered public accounting firm of the Company. PwC’s resignation resulted from its determination that it would no longer satisfy the independence requirement for continuing as the Company’s independent registered public accounting firm. Prior to such acquisition, PwC served as the Company’s independent registered public accounting firm and also provided services to Brookfield. The services provided to Brookfield included services that, under the Sarbanes-Oxley Act of 2002, are considered services that are prohibited services that an independent registered public accounting firm may not provide to an audit client.
The reports of PwC on the financial statements of the Company for the fiscal years ended December 31, 2014 and 2013 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principle.
During the Company’s two most recent fiscal years ended December 31, 2014 and 2013 and the subsequent interim period through August 14, 2015, there were no disagreements (as defined in Item 304 of Regulation S-K) with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused them to make reference thereto in their reports on the financial statements for such years. Further, during the Company’s two most recent fiscal years ended December 31, 2014 and 2013 and the subsequent interim period through August 14, 2015, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).
On October 1, 2015, GrafTech International Ltd. (the “Company”) appointed Deloitte & Touche, LLP as its independent registered public accounting firm. During the Company's two most recent fiscal years (and the subsequent interim period prior to such engagement), neither the Company nor anyone on its behalf consulted Deloitte & Touche LLP regarding the application of accounting principles to a specified transaction (either completed or proposed) or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or a reportable event.

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued during 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2015.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report included herein.

Item 9B.	Other Information

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information with respect to our current directors and director nominees, including their ages, as of March 7, 2016.

J. PETER GORDON
Age: 54

Director Since: August 2015

Managing Director, Brookfield

Current Public Company Directorships:
Norbord Inc.

Prior Public Company Directorships:
Western Forest Products Inc., Fraser Papers Inc. and Ainsworth Lumber Co. Ltd.

Mr. Gordon was elected to the Board in August 2015 and became Chairman of GrafTech’s Board in September 2015. Mr. Gordon is a Managing Partner at Brookfield, where he is a senior manager with BCP. He has over 25 years of industrial experience, principally in the mining and forest products industries, having held a number of senior management positions in the Brookfield portfolio companies, most recently as the President and CEO of Fraser Papers Inc. from 2007 to 2010.

JOEL L. HAWTHORNE
Age: 51 Director Since: January 2014 Chief Executive Officer Board Committees: None Current Public Company Directorships: GrafTech International Ltd. Prior Public Company Directorships: None
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

DENIS A. TURCOTTE
Age: 54

Director Since: August 2015

President and CEO, North Channel Management and North Channel Capital Partners

Current Public Company Directorships:
Coalspur Mines, Ltd., Norbord Inc. and Domtar Corporation.

Prior Public Company Directorships:
None

Mr. Turcotte was elected to the Board in August 2015. Mr. Turcotte is currently president and chief executive officer of North Channel Management and North Channel Capital Partners, business consulting and private investing firms. He is also a member of the advisory board of the Brookfield Capital Partners Funds, affiliates of Brookfield Asset Management. From 2002 to 2008, Mr. Turcotte was the president and chief executive officer and a director of Algoma Steel Inc., a publicly listed North American steel company, and from 1992 to 2002 held a number of senior executive positions with companies in the pulp and paper industry, including president of the paper group and executive vice-president of corporate development and strategy of Tembec Inc., a leading integrated forest products company with operations in North America and France.

The following table sets forth information with respect to our current executive officers, including their ages, as of March 7, 2016. There are no family relationships between any of our executive officers.

Name	Age	Position
Joel L. Hawthorne	51	President and Chief Executive Officer
Jeffrey C. Dutton	52	Vice President and Chief Operating Officer
Quinn J. Coburn	52	Vice President and Chief Financial Officer
Darrell Blair	57	Vice President and President, Industrial Materials
Lionel Batty	57	Vice President and President, Engineered Solutions

Joel L. Hawthorne, age 51, became Chief Executive Officer and President in January 2014. Previously, he was President, Engineered Solutions since March 2011. Mr. Hawthorne joined GrafTech as Director of Investor Relations in August 1999. In January 2001, he was appointed Director of Electrode Sales & Marketing, Americas and, in October 2005, he was appointed Director Worldwide Marketing and Americas Sales. In January 2009, he was appointed Vice President, Global Marketing & Sales for Industrial Materials with responsibility for all aspects of worldwide marketing and sales for the segment. Mr. Hawthorne holds a Bachelor of Science degree (accounting) and a Master of Science degree (business education) from the University of Akron.

Jeffrey C. Dutton, age 52, became Chief Operating Officer and Vice President in September 2015. Mr. Dutton has served as Senior Vice President of Brookfield Asset Management Inc. ("BAM") since 2013. BAM became the Company's indirect parent company in August 2015. Mr. Dutton served as the Chief Executive Officer and President of Twin Rivers Paper Company, from 2010 to 2013. Mr. Dutton served in various executive capacities at Fraser Papers Inc. from 2008 to 2010, and as General Manager of East Papers operations at Fraser Papers Inc. from 2006 to 2008. He served as President of Republic Paperboard Company of Eagle Materials Inc. from 2004 to 2006. Mr. Dutton served as a director of Twin Rivers Paper Company in 2013 and has served as a director of the Hammerstone Corporation since 2014. Mr. Dutton received his Bachelor of Science in Mechanical Engineering Technology from the University of Maine.

Quinn J. Coburn, age 52, became Chief Financial Officer in September 2015. Mr. Coburn served as interim Chief Financial Officer beginning in May 2015 after previously serving as Vice President of Finance and Treasurer. He joined GrafTech in August 2010 after working at NCR Corporation from December 1992 until August 2010, including service as that company’s Vice President and Treasurer. Mr. Coburn graduated with a B.S. in Accounting from Utah State University in 1988. He received an MBA from University of Pennsylvania’s The Wharton School in 1992.

Darrell Blair, age 57, became President of Industrial Materials in November 2014. In this role, he leads the GrafTech business segment that manufactures a broad range of high quality graphite electrodes, petroleum needle coke, as well as carbon and graphite refractory products.  Prior to this he served as Vice President of Global Sales for GrafTech’s graphite electrodes line of business.  Mr. Blair joined the company in 1980 at its facility in Columbia, Tennessee. His extensive commercial, operations, and customer technical service experience includes international assignments in Puerto Rico, Mexico, Singapore, Hong Kong and, for the past 11 years, Switzerland.  He holds a Bachelor’s Degree in Chemical Engineering from the University of Kentucky and an MBA from Interamerican University of Puerto Rico.

Lionel Batty, age 57, was appointed President of GrafTech’s Engineered Solutions business segment in January 2014. Prior to this he was President of its Graphite Electrodes business, and from 1999 to 2011 he was Vice President of Corporate Research and Development. He has been located at the company’s headquarters in Parma, Ohio, since 1999. From 1997 to 1998 he was Applied Technology Manager - Europe for GrafTech’s electrode business, and from 1994 to 1996 he held a similar position for its specialty graphite business, both located in France. Mr. Batty began his career with GrafTech as a development engineer in 1983 at Parma, Ohio, and has held various technical and managerial positions at GrafTech locations in Clarksville, Tennessee; Sheffield, England; Notre Dame de Briançon, France; and Paris, France. He holds a BS in Chemical Engineering from Imperial College, London, and has an MBA from Sheffield Hallam University (formerly Sheffield Polytechnic), England.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the directors, certain officers and beneficial owners of more than 10% of the outstanding shares of every registrant having a class of equity securities registered pursuant to section 12 of the Exchange Act, file with the SEC initial reports of beneficial ownership, and reports of changes in beneficial ownership. GrafTech no longer has a class of equity securities registered pursuant to Section 12 of the Exchange Act and therefore such filings are no longer required. However, based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company, we believe that, during 2015, all of our directors and officers and beneficial owners of more than 10% of the outstanding shares complied with all reporting requirements under Section 16(a).
Structure of the Board
Under our by-laws, the Board fixes the size of the Board, so long as the number of directors is not less than three or more than fifteen. The Board currently consists of three members.
GrafTech no longer has a class of equity securities registered pursuant to Section 12 of the Exchange Act and, accordingly, is not required to have standing committees of the Board, including an audit committee, a nominating and governance committee or an executive compensation committee. Given that GrafTech is wholly-owned by Brookfield, there is no need for policies or procedures by which security holders may recommend nominees to the Board. The Board may periodically establish committees, in each case so that certain important matters can be addressed in greater depth than may be possible in a meeting of the entire Board.
Code of Conduct and Ethics

We have had for many years a Code of Conduct and Ethics. Our Code of Conduct and Ethics applies to all employees, including senior executives and financial officers, as well as to all directors. A copy of our Code of Conduct and Ethics is available on our website at http://www.graftech.com under “Company” and “Corporate Ethics & Responsibilities”. The information contained on our website is not part of this annual report. Only the Board or the Audit Committee may waive the provisions of our Code of Conduct and Ethics with respect to executive officers and directors. Any such waivers will be posted on our website.

Item 11.     EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
We have designed a compensation program for our named executive officers that is driven by our strategic goals with the primary emphasis on paying for performance. This section of this annual report describes the executive compensation program and explains the compensation policies and decisions with respect to our named executive officers. The compensation program for these employees primarily consists of a base salary, cash incentive awards and equity awards.
During 2015, our named executive officers were:

•	Joel L. Hawthorne, President and Chief Executive Officer

•	Quinn J. Coburn, Vice President and Chief Financial Officer, beginning September 1, 2015 (previously Vice President, Finance and Interim Vice President and Chief Financial Officer)

•	Erick R. Asmussen, Vice President and Chief Financial Officer, until May 29, 2015

•	Jeffrey C. Dutton, Vice President and Chief Operating Officer

•	Darrell A. Blair, President, Industrial Materials

•	Lionel D. Batty, President, Engineered Solutions

•	John D. Moran, Vice President, General Counsel and Secretary, until September 11, 2015
Executive Summary
Leadership Changes
In May 2015, Mr. Coburn was promoted from Vice President, Finance where he lead our Investor Relations, Treasury and Financial Planning and Analysis team, to Interim Vice President and Chief Financial Officer when Mr. Asmussen resigned from that position. Mr. Coburn was officially promoted to Vice President and Chief Financial Officer effective September 1, 2015 after providing integral support in the transactions with Brookfield.
Mr. Dutton was appointed as Vice President and Chief Operating Officer effective September 28, 2015. His salary and benefits are administered by Brookfield and reimbursed by GrafTech.

Compensation Framework
We provide an executive compensation program that is focused on promoting performance and long-term value. The design and operation of the program reflect the following objectives:

•	Driving long-term financial and operational performance that will deliver value, including through incentives that drive return based performance and propel growth.

•	Attracting and retaining talented executive leadership.

•	Providing competitive pay opportunities relative to equivalent positions with other global companies of comparable size and complexity as well as within the Company.

•	Motivating executives to achieve or exceed Company and individual performance goals that are difficult to achieve.
Our executive compensation program emphasizes pay for performance through annual cash incentive and long-term incentive programs, which collectively are the majority of our named executive officers’ targeted annual compensation. The annual cash incentive (bonus) plan and a substantial portion of the long-term incentive plan only provide value if specific pre-established financial and performance goals are achieved. Achievement of such goals requires diligent management focus and significant effort. In addition, our executives receive base salaries based on competitive market data, individual performance and other factors, as well as retirement and other customary welfare benefits.

Summary Analysis of Competitive Levels of Pay
In its 2014 review of the compensation levels of our named executive officers, our independent compensation consultant (Mercer) concluded that:

•
In the aggregate, our base salary levels and target total cash compensation were competitive to market median levels compared to our Compensation Peer Group, although some variability existed from position to position. We generally consider compensation to be competitive if it falls within a range of 90% to 110% of the market median for base salary and total target cash compensation.

•
Overall, actual total cash for our named executive officers was significantly below market levels due to no bonus payout for 2013 performance. This same observation can be made for 2015 as there was no cash bonus payment for 2014 performance.

2014/2015 Compensation Decisions
The following summary highlights the key compensation decisions effective for 2015:

•
To address the difficult global economic conditions we faced in 2015, management once again recommended, and the Board and the Compensation Committee determined to make, no upward adjustments to our named executive officers’ salaries in 2015 other than in connection with promotions to positions of greater responsibility. This is the fourth consecutive year that no such upward adjustments were made (other than due to promotions).

•	In October 2014, we suspended the non-qualified matching allocations and non-qualified retirement contributions for our named executive officers and certain other corporate officers.

•	We established stretch goals for our 2015 annual cash incentive (bonus) program:

•	An annual bonus for 2015 payouts would only occur if the Annual Business Plan was exceeded.

•	This recommendation was based on the challenging economic environment the Company was facing.

•	Our 2015 performance resulted in no payouts for our named executive officers.

•
Upon management’s recommendation, the base salaries of our named executive officers were temporarily reduced by 10% for the CEO and 5% for the other named executives and certain other corporate officers effective in January 2015. Salaries were restored in September 2015.

•	For our 2015 annual bonus program, we adopted performance measures based 50% on business unit Operating Income and based 50% on total Company Operating Income.
Executive Compensation Philosophy and Approach
Our philosophy is to provide market competitive pay for achieving targeted results. We target named executive officer total direct compensation packages that are competitive against the median compensation for equivalent positions with other global corporations of comparable size and complexity that comprise our Compensation Peer Group described below. We believe that a median target provides a sufficiently competitive compensation opportunity to attract, retain and motivate our executives in a manner that enhances stockholder value. We also emphasize a pay-for-performance approach and structure our compensation program so that a significant proportion of total compensation is variable in the form of annual and long-term performance-based incentive compensation. The majority of the annual total direct compensation opportunity of our named executive officers presently employed is “at risk” as illustrated (based on 2015 base salaries, not taking into account temporary salary reductions, and incentive targets) by the following table:

Total Targeted Direct Compensation
	Salary	ICP	EIP	Total
Joel L. Hawthorne	19%	19%	62%	100%
Quinn J. Coburn	32%	21%	47%	100%
Jeffrey C. Dutton	62.5%	37.5%	—	100%
Lionel D. Batty	32%	21%	47%	100%
Darrell A. Blair	32%	21%	47%	100%

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
We also evaluate individual performance based on pre-established criteria, which we use in establishing base salary levels and for making adjustments to annual cash incentive awards. A portion of our long-term incentive opportunities were equity awards intended to realize value based on performance over a designated period. We believe that these criteria align the interests of our named executive officers with the interests of GrafTech and its stockholders and that achievement of the criteria will enhance stockholder value. Specifically, we consider: the competitiveness of the current compensation levels of our named executive officers; our pay and performance relative to those of our peer organizations; typical market practices surrounding short- and long- term incentive programs.
We encourage retention and long-term value creation by offering long-term incentives that can be earned or vested over several years as well as a competitive package of benefits. In order to align our key executives’ interests with those of our stockholders, we historically granted equity interests to our named executive officers.
We review the following compensation elements for each named executive officer: base salary; annual cash and long-term incentive compensation levels; retirement; health, life, and disability insurance; and vacation. We consider each individual named executive officer’s level and complexity of responsibility, experience and skills, and performance in his or her position over time in considering changes to that named executive officer’s total compensation opportunity. In determining each named executive officer’s compensation package, we consider how each element of compensation as well as the total compensation package compare with the market median for the named executive officer, the named executive officer’s performance and the Company’s internal pay equities.
Compensation Consultant
We followed a careful selection process before retaining Mercer in 2009 as our third-party consultant on executive compensation matters and have engaged Mercer each year since then. Mercer works with management on the organization, strategy, structure and effectiveness of our executive compensation program.
Mercer also assists in the process of reviewing the peer group of companies used to benchmark pay practices, reviewing the compensation programs of members of the peer group and making recommendations and providing detailed analysis of, and advice with respect to, the compensation of our named executive officers and the overall effectiveness of our executive compensation program.
In connection with the most recent engagement of Mercer for compensation advisory services, and in accordance with the rules issued under the Dodd-Frank Act, each of the following independence factors was considered:

•	The provision of other services to the Company by Mercer and its affiliates.

•	The amount of fees received from the Company by Mercer and its affiliates, as a percentage of its and its parent company’s consolidated total revenue.

•	The policies and procedures adopted by Mercer and its affiliates that are designed to prevent conflicts of interest.

•	Any business or personal relationship of our Mercer consultants with a member of management.

•	Mercer and our Mercer consultants’ ownership of Company stock.

•	Any business or personal relationships between our executive officers and our Mercer consultants, Mercer, and Mercer’s parent company.
We concluded that there was no conflict of interest associated with its engagement of Mercer and that Mercer was independent with the meaning of NYSE rules.
Compensation Peer Group
When determining an executive’s overall compensation package, the different elements of compensation are considered in light of the compensation packages provided to similarly situated executives at comparable companies, which we refer to as our “Compensation Peer Group”, as well as the role the executive is expected, and should be able, to play in achieving our short- and long-term goals. The Compensation Peer Group has been constructed to include organizations of comparable size, revenue, assets, employees, market capitalization, complexity, business focus and geographical scope.
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
The 2014 median revenue of the Compensation Peer Group was $1.5 billion (based on revenues reported in each company’s annual report on Form 10-K) compared to our 2014 revenue of $1.1 billion. The 2015 Compensation Peer Group consisted of the following companies:

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

Motivates and rewards executives for the achievement of targeted financial and strategic operational goals.

Our annual cash bonus plan provides for awards targeted at market median.

For 2015, the performance measures were Operating Income of Business Units (50%) and Operating Income of the total Company (50%).

2005 Equity Incentive Plan ("Equity Incentive Plan," "2005 Plan," "EIP," or "long-term equity incentive")	Retain executive officers and align their interest with those of stockholders. Motivates and rewards executives for the achievement of long-term financial goals and creation of stockholder value.	Awards targeted at market median award levels. Grants in November 2014 included a mix of: - stock options (20%) - restricted stock units (30%), and - performance share units (50%).

Retirement Savings Plan	Provide competitive market-based retirement savings benefits in a tax- efficient manner.	Broad-based plan under which we make matching contributions that vary, based on the employee’s contribution, on eligible earnings up to the Code limit of $265,000 for 2015.

Compensation Deferral Plan	Provides savings in a tax-efficient manner.	Non-Qualified deferral of up to 50% Salary and 85% Bonus.

Health, Welfare and Other Benefits	Attract and retain key executives by providing competitive health, welfare and other benefits.	Generally, benefits are made available to executive officers on the same basis as benefits are made available to other eligible employees.
Performance measure definition
For purposes of our incentive compensation plans, “Operating Income” means net sales less cost of sales, research and development costs, and selling and administrative costs.

The foregoing definition is subject to and qualified by reference to the calculation method set forth in the applicable plan. Our calculation method for this performance measure provides for certain adjustments, including the inclusion or exclusion of certain special items not specifically mentioned above, which may differ from performance period to performance period.
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
Year-to-Year Base Rate Annualized Salary Changes
In September 2015, Quinn Coburn was promoted to Vice President and Chief Financial Officer. In light of his new responsibilities, Mr. Coburn's annual base salary was increased to $360,000.
In 2014, Mercer assessed the competitiveness of the base salaries of our named executive officers. Mercer provided a detailed analysis of its executive compensation review of our named executive officers. This executive compensation review and analysis showed that, although several of our named executive officers’ base salaries were below market median, in the aggregate our named executive officers’ base salary levels approximated market median levels (without regard to temporary salary reductions). Mercer generally considers base salary and total cash compensation to be competitive if it falls within a range of 90% to 110% of the market median for base salary.
As noted above, for the fourth consecutive year, in light of the challenging economic environment and at management’s recommendation, GrafTech decided not to provide any salary increases in 2015 for our named executive officers other than in connection with upward adjustments due to promotions to positions of greater responsibility. As also noted above, the base salaries of our named executive officers were temporarily reduced by 10% for the CEO and 5% for the other named executives and certain other corporate officers effective in January 2015 and reinstated in September 2015.
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
Under the annual ICP, payments are made in cash assuming applicable performance measures are achieved and individual criteria satisfied.
Based on 2015 performance, no bonuses were paid to our named executive officers.
Our performance measures for our annual ICP are set at target levels that are expected to be achievable, but represent a level of difficulty that requires diligent management focus and attention and does not ensure value if our stretch performance objectives are not attained. An annual bonus program for 2015 was approved under which payouts upon achievement of targets plans would be at 0% of targeted bonus level instead of the 100% as has been historically used (25% in 2014 and 50% in 2013). This action was based on the challenging economic environment the Company was facing and in recognition that the targets were lower than actual 2014 results. Our named executive officers are required to devote significant effort and produce meaningful results to attain payment for performance at, or above, our goals. Annual incentives include business unit objectives for positions that require the management of business units and corporate objectives for other positions.
ICP Target Opportunities
Annual ICP award targets for our named executive officers are established to drive achievement of stockholder return objectives. We aim for total cash compensation to be at market median levels. Based on Mercer’s benchmarking analysis against the Compensation Peer Group, the target payout level for 2015 ICP was set at an amount between 55% and 100% of a named executive officer’s actual base salary. Upon his promotion to Vice President and Chief Financial Officer, Mr. Coburn's target payout level for 2015 ICP was set at 65% of his base salary.

Achievement of the market median cash compensation objectives will require substantial efforts and exceptional performance. Prior to 2014, generally achievement of the annual business plan performance goals would have resulted in bonus payout at targeted level. In 2015, achievement of the annual business plan performance goals would have resulted in bonus payout at 0% of targeted level.

ICP Performance Measures for 2015
For 2015, upon consultation with management, Mercer recommended, and we approved, performance measures that correlate with our continued focus on growth. Accordingly, the ICP performance measures for the 2015 performance period were based 50% on business unit Operating Income and 50% on total Company Operating Income. The 2015 incentive targets for Messrs. Hawthorne, Coburn, Asmussen, and Moran were based 100% on total Company results. The 2015 incentive targets for Messrs. Batty and Blair were based 60% on total Company results and 40% on their respective operating segment results.
We believe that Operating Income is a generally accepted method of measuring operational profitability. Management uses Operating Income as well as other financial measures in connection with its decision-making activities. We believe that these measures are key elements in our business plan to drive profitable growth in order to create additional shareholder value in coming years.
Long-Term Incentives through Management Equity Ownership
We historically granted compensation in the form of equity awards to help create a culture focused on long-term stockholder value.
Awards under our equity incentive plan were designed to:

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
Awards granted to our named executive officers were determined based on their levels of responsibility, ability to make a positive impact on GrafTech, current or new positions, current base salaries, and salaries and other compensation offered by other similarly situated companies for individuals in equivalent positions. These awards were consistent with our pay-for-performance principles because they were designed to focus the attention of executives on strategic and performance goals spanning more than the current year and to align the interest of executives with our goal of creating long-term stockholder value. As a private corporation wholly-owned by Brookfield, we have ceased all equity-based compensation.
Performance Share Unit Awards-2014
The performance measures for the performance share units granted in November 2014 were based on Total Shareholder Return (50%) and Free Cash Flow (50%).
In selecting the performance measures for these awards, we reviewed the performance measures utilized in our performance share unit awards. Mercer assisted in identifying various performance metric alternatives. We determined to include performance measures that we believe reflect the full impact of acquisitions and capital allocation decisions.
Subject to applicable terms of the award agreements, the 2014 awards also had a service vesting component, due to not vest until March 2018. Awards, were to be forfeited if the executive’s employment terminated before vesting occurred. In accordance with the award agreements, all of these awards vested upon the closing of Brookfield's investment, which constituted a change in control.
Retirement and Welfare Plans
Pension Plan
We previously froze our defined benefit plans, including the GrafTech International Holdings Inc. Retirement Plan, or our Retirement Plan, and no additional benefits are accruing under the plans, although benefits previously accrued under the Retirement Plan will still be payable from the Plan when due. See “Pension Benefits at Fiscal Year-End December 31, 2015” below for a description of the Retirement Plan and benefit formulas.
Retirement Savings Plan
We provide retirement savings opportunities through our defined contribution plans. We maintain the Savings Plan, which is intended to be qualified under Section 401(a) of the Code. The Savings Plan permits employees to contribute up to 50% of their compensation on a pre-tax or after-tax basis, up to IRS maximums. We provide a match, in cash, equal to 100% of the first 3% of compensation deferred and 50% of the next 2% of compensation deferred. We also make employer cash contributions to the Savings Plan equal to 1% of compensation (up to statutory limits). See “Other Compensation Arrangements” below for additional information regarding the Savings Plan.
Deferred Compensation Plan
We maintain a deferred compensation plan to provide savings in a tax-efficient manner for the benefit of eligible management employees. Participants are able to defer up to 85% of their ICP compensation, up to 50% of their base salary and up to 50% of their compensation in excess of the amounts that may be recognized under the Savings Plan (in 2015, such amount was $265,000). See “Non-Qualified Deferred Compensation at Fiscal Year-End December 31, 2015” below for additional information regarding the compensation deferral plan.
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
We may, as considered reasonable and appropriate on a case by case basis, provide our officers, including our named executive officers, with limited additional perquisites and other personal benefits. In 2015, we did not provide perquisites to our named executive officers.
We believe that these benefits are reasonable and consistent with the practices of public companies in the United States. We also believe that these benefits assist us in attracting and retaining key executives.
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
Change in Control Agreements
We do not have employment agreements with any of our executive officers. We believe that the absence of employment agreements provides us with more flexibility in adjusting the compensation levels of our executive officers.
We have change in control severance compensation agreements for certain members of senior management, including our named executive officers. Messrs. Hawthorne and Batty entered into the agreements with us in 2000. Mr. Blair, in connection with his 2014 appointment to President, Industrial Materials and Mr. Coburn in connection with his 2015 appointment to Interim Vice President and Chief Financial Officer, entered into similar agreements with us, except that their agreements included cut-back adjustments (approved by our Board) to eliminate the possibility of reimbursement for certain excise tax liabilities (and income tax liabilities attributable to the excise tax reimbursement) if the total severance equals or exceeds three times the executive’s “base amount” (accordingly, their agreements do not provide for “gross-up” payments).

These agreements are based on a “double trigger” scenario in which there must be both a change in control and a termination of the named executive officer’s employment prior to the expiration of the change in control agreement in order for severance benefits to be payable.
In the case of our named executive officers, the agreements provide for the payment, in the event of a change in control and the termination of the employment of the executive under certain circumstances, of severance compensation equal to 2.0 times the sum of the officer’s base salary and ICP targeted bonus opportunity, extended insurance coverage and except as to Mr. Coburn and Mr. Blair, reimbursement for certain excise tax liabilities (and income tax liabilities on this reimbursement). The officers are entitled to the compensation if his employment is terminated by us (other than for cause) or if he resigns for good reason within three years after a change in control. A change in control occurred under each of the agreements on August 11, 2015.
Recoupment Provisions and Policy
Our incentive plans contain forfeiture and recoupment provisions that take effect in the event of certain misconduct by the recipient.
Summary Compensation Table
The following table sets forth certain information concerning compensation received by our chief executive officer, our chief financial officer, our former chief financial officer, the three other executive officers who were the most highly compensated for the year ended December 31, 2015, and a former executive officer that would have been among the three other most highly compensated executive officers if he remained an officer at the fiscal year end, all of whom we refer to as our named executive officers.

Name	Year	Salary ($) (6)	Stock Awards (7)	Option Awards ($) (7)	Non-Equity Incentive Plan Compensation ($) (6) (8)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (9)	All Other Compensation ($) (10)	Total ($)
Joel L. Hawthorne (1)	2015	653,333	—	—	—	30,549	14,390	698,272
	2014	680,512	2,926,962	791,434	—	8,638	28,794	4,436,340
	2013	300,000	379,168	99,876	22,230	(5,777)	17,012	812,599

Quinn J. Coburn (2)	2015	310,667	—	—	—	—	39,018	349,685

Erick R. Asmussen	2015	148,438	—	—	—	(2,757)	107,651	253,332
	2014	375,000	381,600	95,400	—	14,695	10,873	877,568
	2013	290,080	472,804	124,845	—	(7,810)	15,117	895,036

Jeffrey C. Dutton (3)	2015	97,500	—	—	—	—	8,749	106,249

Darrell A. Blair (4)	2015	380,217	—	—	—	(31,382)	43,309	392,144
	2014	414,332	366,336	91,584	—	—	50,882	923,134

Lionel D. Batty (5)	2015	290,000	—	—	—	(41,803)	9,974	258,171
	2014	299,026	305,280	76,320	—	—	10,450	691,076

John D. Moran	2015	213,189	—	—	—	—	11,836	225,025
	2014	320,000	271,360	67,840	—	—	14,446	673,646
	2013	320,000	336,396	88,305	—	—	18,345	763,046

(1)
The 2014 compensation figures for Mr. Hawthorne include the value of equity grants in the form of stock options, restricted stock units and performance share units that were granted upon his appointment as President & CEO in January 2014. This award is in addition to the annual Equity Incentive Plan grant in November 2014.

(2)
The 2015 compensation figures for Mr. Coburn relate to his compensation in all capacities with us during 2015. Because Mr. Coburn has been included as a named executive officer for the first time in 2015, the SEC does not require disclosure of his compensation prior to 2015.

(3)
The 2015 compensation figures for Mr. Dutton relate to his compensation in all capacities with us during 2015. Because Mr. Dutton has been included as a named executive officer for the first time in 2015, the SEC does not require disclosure of his compensation prior to 2015.

(4)
In November 2014, Darrell Blair was promoted from Vice President-Global Sales, for the graphite electrode business, to President, Industrial Materials. The 2014 compensation figures for Mr. Blair relate to his compensation in all capacities with us during 2014, including cash and equity awards. Mr. Blair’s salary and benefits were provided by our Swiss subsidiary. His base salary for 2014 and 2015 reflects international variations in compensation arrangements and benefits, in addition to cost-of-living differences and currency fluctuations. Because Mr. Blair has been included as a named executive officer for the first time in 2014, the SEC does not require disclosure of his compensation prior to 2014.

(5)
The 2014 compensation figures for Mr. Batty relate to his compensation in all capacities with us during 2014, including cash and equity awards. Because Mr. Batty was included as a named executive officer for the first time in 2014, the SEC does not require disclosure of his compensation prior to 2014.

(6)
Includes compensation earned but deferred under compensation deferral or other applicable plans or statutory provisions. See “Non-Qualified Deferred Compensation at Fiscal Year-End 2015” for the amounts deferred.

(7)
The amounts shown in these columns represent the aggregate grant date fair value (computed in accordance with FASB ASC Topic 718) of stock options, restricted stock units and performance share units granted. No equity awards were granted in 2015.

(8)
This column shows the annual incentive award earned by our named executive officers under the short-term incentives through the annual ICP for the applicable performance period. No awards under the ICP were earned for 2015 because the performance thresholds were not met. For additional information about the 2015 annual incentive opportunities under the ICP please refer to “Compensation Discussion and Analysis” and “Grants of Plan Based Awards in Fiscal Year Ended December 31, 2015.”

(9)
This column shows the change in the actuarial present value of the accumulated benefits under the GrafTech International Holdings Inc. Retirement Plan, which was frozen in 2003. The change in the actuarial present value of the accumulated benefits was measured from December 31, 2014 to December 31, 2015 (the measurement date used for reporting purposes in our Annual Report on Form 10-K for the year ended December 31, 2015). No portion of the earnings credited under our nonqualified deferred compensation plan during 2015 was “above market” or “preferential.” Consequently, our named executive officers did not accrue any above-market earnings under the deferred compensation plan during 2015, and we have not reported any earnings credited under that plan in this column. See “Nonqualified Deferred Compensation at Fiscal Year-End December 31, 2015” below for a discussion of how earnings are calculated under our deferred compensation plan.

(10)
The following table describes each component of the “All Other Compensation” column in the Summary Compensation Table for 2015. Amounts in the “Other Column” include the value of group life insurance coverage for the named executive officers and, for Mr. Dutton, payment for housing and transportation, and for Mr. Blair, defined benefit retirement plan contributions and tax preparation costs associated with his employment at our Swiss subsidiary.

Name	Employer Matching Contribution to Savings Plan($)	Additional Employer Contribution to Savings Plan ($)	Employer Matching Contribution on Excess Deferrals ($)	Additional Employer Contribution to Compensation Deferral Plan ($)	Other ($)	Total ($)
Joel L. Hawthorne	9,825	2,650	—	—	1,915	14,390
Quinn J. Coburn	10,600	2,707	—	—	25,711	39,018
Erick R. Asmussen	5,938	1,484	—	—	100,230	107,651
Jeffrey C. Dutton	3,313	—	—	—	5,436	8,749
Darrell A. Blair	—	—	—	—	43,309	43,309
Lionel D. Batty	6,482	2,004	—	—	1,488	9,974
John D. Moran	8,528	2,380	—	—	928	11,836

Grants of Plan Based Awards in Fiscal Year Ended December 31, 2015
The following table provides information about equity and non-equity awards granted to our named executive officers in 2015.

Name	Type	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units			All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)(3)	Maximum (#)
Joel L. Hawthorne	ICP	(1)	350,000	700,000	1,680,000

Quinn J. Coburn	ICP	(1)	—	234,000	561,600		No Equity Awards were granted to the Named Executive Officers in 2015

Erick R. Asmussen	ICP	(1)	121,875	243,750	585,000

Jeffrey C. Dutton	ICP	(1)		234,000

Darrell A. Blair	ICP	(1)	103,500	207,000	496,800

Lionel D. Batty	ICP	(1)	97,500	195,000	468,000

John D. Moran	ICP	(1)	88,000	176,000	422,400

(1)    Amounts represent cash incentive bonus opportunities under the ICP for 2015. Threshold, target and maximum amounts represent the sum of the threshold, target and maximum amounts of each respective performance measure. For more information on ICP payments made in 2015, see the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. The threshold, target and maximum amounts set forth above represent guidelines based on performance measures and/or criteria that we take into account in the design of the annual ICP opportunity. The targeted opportunity represents the targeted annual bonus based on benchmarking of the named executive’s compensation. Under the 2015 annual ICP for named executive officers, the threshold amount is 0% and the maximum bonus opportunity is equal to 240% of the executive’s targeted bonus opportunity. The Board may make downward adjustments from 240% to 0% of the named executive’s targeted bonus opportunity, based on the individual’s performance and other factors that the Board deems relevant in determining the amount payable. Such adjustments, if made, are based on an evaluation of each individual’s contribution to achieving corporate opportunities and meeting corporate challenges, as well as an evaluation of the quality of the individual’s performance in discharging the responsibilities of his position description. In addition, the Board can make discretionary downward adjustments based on developments during the performance year and other factors. Please refer to “Compensation Discussion and Analysis-Short- Term Incentives through the Executive Incentive Compensation Plan” above for a general description of the criteria applied in determining the amounts payable under the annual ICP.

Outstanding Equity Awards at Fiscal Year-End December 31, 2015

None of the named executive officers had any outstanding equity awards at December 31, 2015.
Option Exercises and Stock Vested at Fiscal Year-End December 31, 2015
In connection with the change in control, all outstanding equity awards were vested. The shares vested and value realized included one-third of the restricted stock unit awards granted in 2012, two-thirds of the restricted stock unit awards granted in 2013, all of the restricted stock unit awards granted in 2014, and all of the performance share units at target that were granted in 2012, 2013, and 2014. The options that were granted in 2014 at an exercise price of $4.24 were the only outstanding options not under water and were immediately vested and surrendered to Brookfield at $5.05 based on the change in control provisions. The accelerated vesting was in accordance with change in control provisions and the value realized ($2,971,700; $244,464; $601,935; $603,512; and $498,928, respectively, as to grants made to Messrs. Hawthorne, Coburn, Blair, Batty, and Moran is based on the per share closing price of GrafTech stock on the NYSE as of the applicable date of vesting.
Pension Benefits at Fiscal Year-End December 31, 2015
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

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($)
Joel L. Hawthorne	GrafTech International Holdings Inc.	2(2)	69,045(3)	-
Quinn J. Coburn	GrafTech International Holdings Inc.	-	-	-
Erick R. Asmussen	GrafTech International Holdings Inc.	2(4)	48,017(5)	-
Jeffrey C. Dutton	n/a	-	-	-
Darrell A. Blair	GrafTech International Holdings Inc.	22(6)	494,765(7)	-
Lionel D. Batty	GrafTech International Holdings Inc.	20(8)	626,565(9)	-
John D. Moran	n/a	-	-	-

(1)
The present values have been computed using an interest rate of 4.19% and using the RP-2014 tables with Scale MP-2015 mortality improvement (fully generational projection) as of December 31, 2015, which is the same pension plan measurement dated used for our financial reporting purposes.

(2)
Includes for Mr. Hawthorne 2 years of service with GrafTech through December 31, 2001 (the date that non-grandfathered participants ceased accruing benefits and had their benefit accruals frozen under the Retirement Plan).

(3)
Mr. Hawthorne’s benefit has been valued assuming termination of employment as of December 31, 2015 and retirement at age 62, the earliest time at which Mr. Hawthorne may retire without any benefit reduction due to age.

(4)
Includes for Mr. Asmussen 2 years of service with GrafTech through December 31, 2001 (the date that non-grandfathered participants ceased accruing benefits and had their benefit accruals frozen under the Retirement Plan).

(5)
Mr. Asmussen’s benefit has been valued assuming termination of employment as of May 29, 2015 and retirement at age 65, the earliest time at which Mr. Asmussen may retire without any benefit reduction due to age.

(6)
Includes for Mr. Blair 22 years of service with GrafTech through March 31, 2003 (the date that grandfathered participants ceased accruing benefits and had their benefit accruals frozen under the Retirement Plan).

(7)
Mr. Blair’s benefit has been valued assuming termination of employment as of December 31, 2015 and retirement as of January 1, 2016, the earliest time at which Mr. Blair may retire without any benefit reduction due to age.

(8)
Includes for Mr. Batty 20 years of service with GrafTech through March 31, 2003 (the date that grandfathered participants ceased accruing benefits and had their benefit accruals frozen under the Retirement Plan).

(9)
Mr. Batty’s benefit has been valued assuming termination of employment as of December 31, 2015 and retirement as of January 1, 2016, the earliest time at which Mr. Batty may retire without any benefit reduction due to age.

For further information concerning our pension plan, including assumptions and estimates used in projecting pension costs and projected benefit obligations, see Note 12 of our Consolidated Financial Statements contained elsewhere herein.
Nonqualified Deferred Compensation at Fiscal Year-End December 31, 2015
The following table shows the executive’s contributions, our contributions, earnings, and year-end account balances for our named executive officers in GrafTech’s Compensation Deferral Plan, which is an unfunded, unsecured deferred compensation plan. The terms of the Compensation Deferral Plan are described below the table.

Name	Executive’s Contributions $ (1)	Company Contributions $ (2)	Earnings $ (3)	Withdrawals/ Distributions $ (4)	Balance 12/31/2015 $ (5)
Joel L. Hawthorne	-	292	1,794	(54,954)	4,974
Quinn J. Coburn	-	-	(35)	-	3,719
Erick R. Asmussen	-	156	(1,090)	(64,288)	9,731
Jeffrey C. Dutton	-	-	-	-	-
Darrell A. Blair	-	-	312	-	23,535
Lionel D. Batty	87,000	44	(7,790)	(372,654)	203,215
John D. Moran	-	3	(3,265)	(573,952)	-

(1)	The amounts listed in this column include amounts that are also reported as “Salary” in the Summary Compensation Table above.

(2)
The amounts in this column are from GrafTech contributions recognized in 2015 with respect to 2014 salary. The amounts listed in this column were also reported in the “All Other Compensation” column of the 2014 Summary Compensation Table and consist of “Employer Matching Contribution on Excess Deferrals” and “Additional Employer Contribution to Compensation Deferral Plan” reported in the “All Other Compensation” table under those columns.

(3)
The amounts listed in this column are not included in the Summary Compensation Table above because none of the earnings were “above market” or “preferential.” Earnings are based on the performance of investments available under the Compensation Deferral Plan, which are “notional” investments, including any interest and dividends paid on the investments.

(4)	The amounts listed in this column were made in accordance with the distributions provisions available under the Compensation Deferral plan.

(5)
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

The named executive officers all participate in our non-qualified Compensation Deferral Plan. Under the Compensation Deferral Plan, participants are able to defer up to 85% of their ICP compensation, up to 50% of their base salary. Participants are immediately vested in the matching allocation, but are not vested in the other GrafTech allocation until they have completed three years of service.
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
Potential Payments on Termination or Change in Control
Double-trigger Change in Control Agreements
Each named executive officer entered into a double-trigger Severance Compensation Agreement with us that applies only when there is (i) a change in control of the Company and (ii) the executive’s employment is terminated in connection with or following such change in control. Both a change in control of the Company and corresponding executive termination must occur to trigger payment of the benefits under the Severance Compensation Agreement. A change in control occurred under each of the agreements on August 11, 2015.
As discussed in “Compensation Discussion and Analysis” above, Messrs. Hawthorne and Batty entered into change in control agreements with us several years ago, before our Board eliminated the potential for “gross-up” payments to be made to executive officers. Their change in control agreements include a modified cut-back adjustment whereby the severance payment will be reduced to an amount less than the limitations under Section 280G of the Code if total amounts payable (that are subject to the limitations under Section 280G) exceed those limitations by an amount not in excess of $50,000. The agreement signed by Mr. Blair, in connection with his 2014 appointment to President, Industrial Materials, and Mr. Coburn, in connection with his 2015 appointment to Vice President and Chief Financial Officer, includes a cut-back adjustment that was approved by our Board in 2011 for inclusion prospectively in change in control agreements and eliminates reimbursement for certain excise tax liabilities (and income tax liabilities attributable to excise tax reimbursement) if the total severance equals or exceeds three times the executive’s base amount.
Under the agreements, if a named executive officer’s employment is terminated due to a Termination for Cause or by the named executive officer other than with Good Reason for Resignation (as such terms are defined in the Severance Compensation Agreements), the executive will be paid his full base salary and accrued vacation pay through the date of termination, plus any benefits or awards which have been earned or become payable but which have not yet been paid.
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

•	accrued salary and vacation pay through the date of termination;

•	accrued ICP compensation at target for the prior year if not previously paid plus a prorated portion of the targeted ICP compensation for the year of termination;

•	a severance payment equal to 2.0 multiplied by the sum of the following amounts:

-	the greater of the named executive officer’s annual base salary immediately prior to the Date of Termination or immediately prior to the change in control; plus

-
the greater of the amount of the named executive officer’s target ICP (or comparable compensation payment) for the year in which the Date of Termination occurs or for the year in which the change in control occurs;

•	extended health, life and disability insurance coverage;

•
with respect to our named executive officers still employed by the company, other than Mr. Coburn and Mr. Blair, reimbursement for certain excise tax liabilities (and income tax liabilities attributable to the excise tax reimbursement) if the total severance equals or exceeds three times the executive’s “base amount” (as determined pursuant to Section 280G of the Code) by more than $50,000; and

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
A change in control occurred on August 11, 2015.
Amounts deferred under the Compensation Deferral Plan become immediately payable upon a change in control if the participant elected to receive payment of deferred amounts upon a change in control. All other payments under the Compensation Deferral Plan will be distributed in accordance with the elections of the executive, which may include payments of all or some of the deferred amounts upon termination of employment. Change in control for purposes of amounts deferred or vested under the Compensation Deferral Plan after December 31, 2004 must, in addition to meeting the definition outlined above, also constitute a change in ownership or effective control within the meaning of Section 409A of the Code. A change in control occurred on August 11, 2015.
“Good Reason for Resignation” includes certain changes in the named executive officer’s status or position, reductions in the level of reporting responsibility, diminution of duties or responsibilities, reductions in compensation or benefits, relocation, failure of a successor to assume the severance agreement, and failure to pay certain earned compensation.
Assuming a change in control occurred as of December 31, 2015 and the employment of each of our named executive officers had either terminated due to the named executive officer’s having “Good Reason for Resignation” or had been terminated by GrafTech or its successor on December 31, 2015, other than for Retirement, Death, Disability or a Termination for Cause, they would have been entitled to the payments and benefits listed in the table below. Although the calculations are intended to provide reasonable estimates of the potential benefits, they are based on numerous assumptions and are rounded to the nearest thousand and may not represent the actual amount an executive would receive if an eligible termination event were to occur.

Name	Severance Payment Based on Salary ($)	Severance Payment Based on Incentive Compensation ($)	Value of Health, Life and Disability Insurance Benefits ($) (1)	Estimated Tax Gross Up($) (2)	Payout of Non-qualified Deferred Compensation(3)	Total ($)
Joel L. Hawthorne	1,400,000	1,400,000	75,000	1,523,000	5,000	4,403,000
Quinn J. Coburn	720,000	468,000	72,000	n/a	4,000	1,264,000
Erick R. Asmussen	—	—	—	—	10,000	10,000
Jeffrey C. Dutton	n/a	n/a	n/a	n/a	n/a	n/a
Darrell A. Blair	720,000	468,000	72,000	n/a	24,000	1,284,000
Lionel D. Batty	600,000	390,000	72,000	—	204,000	1,266,000

(1)
The value of the health benefits, medical and dental, was determined applying the maximum monthly premiums we charge former employees for continuation coverage of medical benefits under COBRA (presently $1,857 per month). In calculating disability insurance benefits, the value of the short-term disability benefits (which is a self-insured plan) were assumed to be the same as the premiums for long-term disability (which is provided by a third party insurance provider). The value of life and accident insurance were assumed to be the same as current premiums for such benefits.

(2)
Tax gross-up amounts payable upon an actual change in control may differ from the amounts presented in the “Estimated Tax Gross-Up” column. Whether an individual is subject to the excise tax depends on the particular facts and circumstances, including the individual’s compensation history. The estimated tax gross-up amounts were calculated taking the following into account:

•	the sum of base salary rate in effect on December 31, 2015 and target incentive compensation multiplied by 2.0;

•	medical and dental insurance assuming family coverage (without reduction to present value);

•	other insurance coverage such as life, accident and disability coverage assuming certain insurance rates described in footnote (1) above (without reduction to present value);

•	for purposes of testing whether a theoretical tax gross up would have been payable as contemplated in the agreements for Messrs. Hawthorne and Batty we assumed a 62% tax rate; and

•	Applicable Federal Rate (“AFR”) interest rates for purposes of calculating present value rates for accelerated payments.

(3)
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
We make a matching contribution to the Savings Plan for each participant who elects to contribute to the Savings Plan. The matching contribution is 100% of the first 3% of compensation and 50% of the next 2% of compensation that a participant contributes. Matching contributions under the Savings Plan are fully vested at all times. In addition to matching contributions, we make employer contributions to the Savings Plan each year equal to 1% of a participant’s eligible compensation. A participant becomes vested in these employer contributions to the Savings Plan once he or she has completed three years of service.
Contributions to the Savings Plan are invested, as the employee directs, in various funds offered under the Savings Plan from time to time. Amounts invested under the Savings Plan may be switched into another investment option at any time. The account balances of participants reflect both their contributions and our contributions as well as the investment performance of the investments in which those amounts are invested. Distributions of account balances from the Savings Plan are generally made upon retirement or other termination of employment, unless deferred by the participant.
Compensation Plan Risk
We regularly assess the risks related to our compensation programs and policies, including our executive compensation programs, and analyze the checks and balances associated with such plans. We have implemented control to manage those risks that include:

•	balanced and competitive mix of salaries, benefits, and annual and long-term incentives aligned with our operational and strategic goals;

•	approval by our Board of significant compensation plans and programs;

•	our short and long term incentive awards contain forfeiture and recoupment provisions in the event of misconduct of the individual;
We have concluded that our compensation plans do not create risks that are reasonably likely to have a material adverse effect on the Company.
Director Compensation for 2015
Directors’ Compensation January, 2015 to August 2015:
As approved by the Board in May 2015, each director who is not an employee of GrafTech is compensated for services as a director by:

•	an annual retainer of $62,000 (paid quarterly);
There are no fees paid for meetings attended unless the total number of meetings in a Director Year (June through May) exceeds 15. If the total number of Board and Committee meetings exceeds 15 meetings, then the fees for each meeting in excess of 15 are:

•	$1,500 for each excess Board meeting attended, including by telephone; and

•	$1,000 for each excess Committee meeting attended, including by telephone.
In addition, the Chairpersons (other than employees of GrafTech) of the Board and its committees and lead or presiding director are compensated for their services by an additional annual retainer as outlined below.

Position	Additional Retainer (Paid Quarterly) ($)
Chairperson of the Board	25,000
Lead or Presiding Director	20,000
Chairperson of the Audit and Finance Committee	20,000
Chairperson of the Organization, Compensation and Pension Committee	15,000
Chairperson of the Nominating and Governance Committee	10,000

The following table summarizes the annual cash and equity compensation payable to GrafTech’s directors (other than employee directors) for the period January, 2015 through August, 2015. Employee directors do not receive compensation for rendering services as directors.

Name (3)	Fees Earned or Paid in Cash (1)($)	Stock Awards (2) ($)	Total ($)
Randy W. Carson (4)	124,625	—	124,625
Thomas A. Danjczek (5)	115,250	—	115,250
Karen Finerman	100,250	—	100,250
David Jardini	104,000	—	104,000
Nathan Milikowsky (6)	109,625	—	109,625
M. Catherine Morris (7)	111,500	—	111,500

(1)
For each non-employee director, includes a $30,000 cash paymen as an Annual Retainer in lieu of an Annual Stock Grant for the period June 2015 through September 2015, and for each non-employee director, includes a $20,000 cash payment for excess meetings during the Director Year ending May 31, 2015.

(2)	There were no stock awards made to non-employee directors in 2015

(3)	The term of each non-employee director listed here ceased with the consummation of the Brookfield merger transaction on August 17, 2015.

(4)	Mr. Carson served as Chairperson of the Board.

(5)	Mr. Danjczek served as Chairperson of the Organization, Compensation and Pension Committee.

(6)	Mr. Milikowsky served as Chairperson of the Nominating and Governance Committee.

(7)	Ms. Morris served as Chairperson of the Audit and Finance Committee.
Post-Merger Non-Employee Director Compensation:
As non-employee directors, Mr. Gordon and Mr. Turcotte received no compensation in 2015 for their services from GrafTech other than reimbursement for travel expenses and incidentals.
The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis section of this Form 10-K with Management and based on such review and discussion recommended its inclusion herein.
Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
All issued and outstanding shares of our common stock are owned by Brookfield. Upon the consummation of our acquisition by Brookfield, all compensation plans (including individual compensation arrangements) under which equity securities of the Company were previously authorized for issuance (whether or not previously approved by security holders) were terminated. Accordingly, the Company does not have any securities authorized for issuance under equity compensation plans.
Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
The Board currently consists of three members. Mr. Hawthorne, who is a GrafTech employee, is not an independent director (within the meaning of the “independence” described above). Based on the criteria described above, each of the other members of the Board have been determined to be an independent director.
Due to their relationship with Brookfield, Messrs. Gordon and Turcotte may be deemed to have a direct or indirect material interest in Brookfield’s investment in, and acquisition of, GrafTech during the Company’s 2015 fiscal year.

Details of such transactions are described in the Company’s Current Reports on Form 8-K filed with the SEC on August 11, 2015 and August 18, 2015, which are incorporated by reference herein.
Nathan Milikowsky served as a director of GrafTech from December 9, 2010 through May 13, 2013 and from May 21, 2014 (the date that the stockholder vote from the 2014 annual meeting was certified by an independent inspector of elections) to August 17, 2015. Mr. Milikowsky, certain members of his immediate family and certain entities in which he and members of his immediate family had interests were substantial equity owners of Seadrift and C/G prior to the acquisitions of those entities by the Company in November 2010. In connection with those acquisitions, Mr. Milikowsky, his immediate family members and those entities received a portion of the aggregate consideration paid to the equity holders of Seadrift and C/G, which was comprised of shares of common stock, cash and non-interest bearing senior subordinated notes due 2015 (the “Senior Notes”). Because the Senior Notes were non-interest bearing, they are subject to imputed interest each year, or interest that is considered by the IRS to have been paid for tax purposes pursuant to the Internal Revenue Code of 1986, as amended, or the Code. The Senior Notes held by Mr. Milikowsky, the members of his immediate family and those entities were subject to approximately $12.0 million of imputed interest in 2015. All of the Senior Notes were paid in full in August 2015.
On August 29, 2014, the Board received a request from Mr. Milikowsky’s legal counsel to reimburse Mr. Milikowsky for $500,455.49 allegedly incurred through July 2014 by him and certain persons associated with him in connection with the Internal Investigation and a previously undisclosed subpoena from the SEC. The letter also requested reimbursement of amounts subsequently incurred regarding such matters. With the August 29 request, Mr. Milikowsky submitted redacted documentation of expenses. Mr. Milikowsky agreed to recuse himself from consideration of the request due to his conflict of interest and the request was submitted to the remaining members of the Board. GrafTech management requested additional information, including confirmation that a subpoena had been issued and sufficient billing detail to verify that the claimed expenses were properly reimbursable. Mr. Milikowsky refused to provide the requested information to the Company or the Board. With Mr. Milikowsky’s concurrence, the Board requested that outside legal counsel work directly with Mr. Milikowsky’s counsel to obtain and review the requested documentation. To date, the Board has authorized and the Company has advanced $603,932 to Mr. Milikowsky for properly documented expenses described in the August 29 request. Since the August 29 request, Mr. Milikowsky has submitted through counsel additional requests for advancement. To date, Mr. Milikowsky has not authorized the release of copies of the subpoena, his responses or any other relevant documentation regarding the status of the SEC investigation to the Board or the Company.
Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
Registered Independent Public Accounting Firm’s Fees
The following table sets forth fees paid or payable to Deloitte & Touche LLP, our independent registered public accounting firm appointed in October 1st, 2015. All of the services provided to us by Deloitte & Touche LLP, as shown in the table below, were approved by the Audit Committee in accordance with this pre-approval policy and procedure.

Deloitte & Touche LLP
2015

Audit Fees	$1,694,684
Total	$1,694,684
Fees paid to Deloitte & Touche LLP for 2015
The category of “Audit Fees” includes fees in connection with:

•	audits of our annual consolidated financial statements and internal controls over financial reporting;

•	reviews of our quarterly financial statements;

•	statutory and regulatory audits of subsidiaries; and

•	consents and other services related to SEC matters.

•	audit of opening balances as a result of Brookfield acquisition

$465,729 of Tax Services were paid or payable related tax services rendered before the date of the appointment as our independent registered public accounting firm.
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

2.5.1(1)	Amendment No. 1 to Environmental Management Services and Liabilities Allocation Agreement dated as of June 4, 1992.
2.6.0(2)	Trade Name and Trademark License Agreement dated March 1, 1996 between Union Carbide Corporation and UCAR Carbon Technology Corporation.
2.7.0(1)	Employee Benefit Services and Liabilities Agreement dated January 1, 1990 between Union Carbide Corporation and UCAR Carbon Company Inc.
2.7.1(1)	Amendment to Employee Benefit Services and Liabilities Agreement dated January 15, 1991.
2.7.2(1)	Supplemental Agreement to Employee Benefit Services and Liabilities Agreement dated February 25, 1991.
2.8.0(1)	Letter Agreement dated December 31, 1990 among Union Carbide Chemicals and Plastics Company Inc., UCAR Carbon Company Inc., Union Carbide Grafito, Inc. and Union Carbide Corporation.
2.9.0(37)	Agreement and Plan of Merger dated as of May 17, 2015 among GrafTech International Ltd., BCP IV GrafTech Holdings LP and Athena Acquisition Subsidiary, Inc.
3.1.0(36)	Amended and Restated Certificate of Incorporation of GrafTech International Ltd. dated August 2015.
3.2.0(36)	Amended and Restated By-Laws of GrafTech International Ltd. dated as of August 2015.
4.1.0(29)	6.375% Senior Notes due 2020.
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

10.1.7(39)
Second Amended and Restated Credit Agreement dated as of February 27, 2015, among GrafTech International Ltd., GrafTech Finance Inc., GrafTech Luxembourg I S.à.r.l., GrafTech Luxembourg II S.à.r.l. and GrafTech Switzerland S.A.; the LC Subsidiaries (as defined therein) from time to time party thereto; and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, as an Issuing Bank and as Swingline Lender (as defined therein), filed as Exhibit A to the Second Amendment and Restatement Agreement dated as of February 27, 2015, among such parties.

10.1.8(40)
Second Amendment dated as of July 28, 2015 in respect of the Second Amended and Restated Credit Agreement dated as of February 27, 2015 among GrafTech International Ltd., GrafTech Finance Inc., GrafTech Luxembourg I SarL, GrafTech Luxembourg II SarL, GrafTech Switzerland S.A., the LC Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, as an Issuing Bank and as Swingline Lender.

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

10.1.12(39)
2015 U.S. Reaffirmation Agreement dated as of February 27, 2015, among GrafTech International Ltd., GrafTech Finance Inc., GrafTech Luxembourg I S.à.r.l., GrafTech Luxembourg II S.à.r.l. and GrafTech Switzerland S.A.; the Subsidiaries party thereto; and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

10.1.13(39)
2015 Luxembourg Reaffirmation Agreement dated as of February 27, 2015, among GrafTech International Holdings, Inc., GrafTech Luxembourg I S.à.r.l., and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

10.1.14(27)
Second Amended and Restated Guarantee Agreement dated as of April 20, 2012, made by GrafTech International Ltd., GrafTech Finance Inc., and the other subsidiaries of GrafTech International Ltd. from time to time party thereto, in favor of JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties (as defined therein).

10.2.0(8)	Form of Restricted Stock Unit Agreement.
10.3.0(14)	Forms of Restricted Stock Agreement (2005 LTIP Version).
10.4.0(26)	Form of Long Term Incentive Plan Award Agreement (2010 Version).
10.4.1(26)	Form of Long Term Incentive Plan Award Agreement (2011 Version).
10.4.2(30)	Form of Long Term Incentive Plan Award Agreement (2012 Version).
10.4.3(31)	Form of Long Term Incentive Plan Award Agreement (2013 Version).
10.4.4(36)	Form of Equity Incentive Plan Award Agreement (Standard Version Effective 2014).
10.4.5(33)	Restricted Stock Agreement (2005 Plan; Director Version)
10.5.0(9)	GrafTech International Ltd. Management Stock Incentive Plan (Senior Version) as amended and restated through July 31, 2003.
10.6.0(10)	GrafTech International Ltd. Incentive Compensation Plan, effective January 1, 2003.
10.6.1(16)	Amendment No. 1 GrafTech International Ltd. Incentive Compensation Plan dated December 29, 2008.
10.7.0(11)	Form of Restricted Stock Agreement (Standard Form).
10.8.0(16)	GrafTech International Holdings Inc. Compensation Deferral Program as amended and restated (December 29, 2008).

Exhibit Number	Description of Exhibit
10.9.0(26)	Amended and Restated GrafTech International Ltd. 2005 Equity Incentive Plan.
10.10.0(8)	Form of Severance Compensation Agreement for senior management (U.S. 2.99 Version).
10.10.1(16)	Form of IRS 409A Amendment to Severance Compensation Agreement for senior management (December 2008 U.S. 2.99 Version).
10.10.2(25)	Form of Severance Compensation Agreement for senior management (U.S. 2.99 Version - Revised).
10.10.3(34)	GrafTech International Holdings Inc. 2014-2016 Executive Selective Severance Program
10.10.4(41)	Form of 2014 - 2016 Executive Selective Severance Program Notification Letter
10.11.0(16)	Form of IRS 409A Amendment to Severance Compensation Agreement for senior management (December 2008 International 2.99 Version).
10.12.0(14)	Form of Non-qualified Stock Option Agreement.
10.14.0(14)	Form of Terms and Conditions of Sale to standard contract of sale (2007 revision)
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

10.20.0(29)	Indenture, dated November 20, 2012, among GrafTech International Ltd., the Subsidiary Guarantors and U.S. Bank National Association, as Trustee.
10.21.0(38)	Investment Agreement, dated as of May 4, 2015, among GrafTech International Ltd. and BCP IV GrafTech Holdings LP.
12.1.0(42)	Computation of Ratio of Earnings to Fixed Charges.
21.1.0(31)	List of subsidiaries of GrafTech International Ltd.
24.1.0(42)	Powers of Attorney. (Included on Signatures pages).
31.1.0(42)	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Joel L. Hawthorne, Chief Executive Officer and President.
31.2.0(42)	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Quinn J. Coburn, Vice President and Chief Financial Officer.
32.1.0(42)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Joel L. Hawthorne, Chief Executive Officer and President.
32.2.0(42)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Quinn J. Coburn, Vice President and Chief Financial Officer.
101	INS XBRL Instance Document
101	SCH XBRL Taxonomy Extension Schema Document
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101	DEF XBRL Taxonomy Extension Definition Linkbase Document
101	LAB XBRL Taxonomy Extension Label Linkbase Document
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement of GrafTech International Ltd. and GrafTech Global Enterprises Inc. on Form S-1 (Registration No. 33-84850).

(2)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 1996 (File No. 1-13888).

(3)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1998 (File No. 1-13888).

(4)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13888).

(5)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2001 (File No. 1-3888).

(6)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2004 (File No. 1-13888).

(7)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-13888).

(8)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2005 (File No. 1-13888).

(9)	Incorporated by reference to the Registration Statement of the registrant on Form S-3 (Registration No. 333-108039).

(10)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-13888).

(11)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on September 6, 2005 (File No. 1-13888).

(12)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13888).

(13)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2006 (File No. 1-13888).

(14)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2007 (File No. 1-13888).

(15)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-13888).

(16)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2008 (File No. 1-13888).

(17)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-13888).

(18)	Incorporated by reference to the Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders of the registrant (File No. 1-13888).

(19)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2009 (File No. 1-13888).

(20)	Incorporated by reference to Amendment No. 1 to the Annual Report of the registrant on Amendment No.1 to Form 10-K for the year ended December 31, 2009 (File No. 1-13888).

(21)	Incorporated by reference to the Registration Statement of GrafTech Holdings Inc. on Form S-4 (Registration No. 167446) filed June 10, 2010.

(22)	Incorporated by reference to Amendment No. 1 to the Registration Statement of GrafTech Holdings Inc. on Form S-4 (Registration No. 167446) filed August 19, 2010.

(23)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on November 30, 2010 (File No. 1-13888).

(24)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2010 (File No. 1-13888).

(25)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2011 (File No. 1-13888).

(26)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2011 (File No. 1-13888).

(27)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-13888).

(28)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-13888).

(29)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on November 20, 2012 (File No. 1-13888).

(30)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2012 (File No. 1-13888).

(31)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2013 (File No. 1-13888).

(32)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on November 25, 2014 (File No. 1-13888).

(33)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-13888).

(34)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-13888).

(35)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-13888).

(36)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on August 20, 2015 (File No. 1-13888).

(37)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on May 18, 2015 (File No. 1-13888).

(38)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on May 4, 2015 (File No. 1-13888).

(39)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on March 3, 2015 (File No. 1-13888).

(40)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-13888).

(41)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2014 (File No. 1-13888).

(42)	Filed herewith.

EXHIBIT INDEX

The exhibits listed in the following table have been filed with this Report.

Exhibit Number	Description of Exhibit

12.1.0	Computation of Ratio of Earnings to Fixed Charges

24.1.0	Powers of Attorney (Included on Signatures pages)

31.1.0	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Joel L. Hawthorne, President and Chief Executive Officer.

31.2.0	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Quinn J. Coburn, Vice President and Chief Financial Officer .

32.1.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Joel L. Hawthorne, President and Chief Executive Officer.

32.2.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Quinn J. Coburn, Vice President and Chief Financial Officer .

101	INS XBRL Instance Document

101	SCH XBRL Taxonomy Extension Schema Document

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF XBRL Taxonomy Extension Definition Linkbase Document

101	LAB XBRL Taxonomy Extension Label Linkbase Document

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.

March 7, 2016	By:	/s/ Joel L. Hawthorne
Joel L. Hawthorne
	Title:	President and Chief Executive Officer

March 7, 2016	By:	/s/ Quinn J. Coburn
Quinn J. Coburn
	Title:	Vice President and Chief Financial Officer
KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Joel L. Hawthorne and Quinn J. Coburn, and each of them individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, and hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Joel L. Hawthorne	President and Chief Executive Officer (Principal Executive Officer)	March 7, 2016
Joel L. Hawthorne
/s/ Quinn J. Coburn	Vice President and Chief Financial Officer (Principal Financial Officer)	March 7, 2016
Quinn J. Coburn
/s/ J. Peter Gordon	Director	March 7, 2016
J. Peter Gordon
/s/ Denis A. Turcotte	Director	March 7, 2016
Denis A. Turcotte