Form 10-Q
period 2016-03-31
GRAFTECH INTERNATIONAL LTD
filed 2016-04-28
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of April 15, 2016, 100 shares of common stock, par value $.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
Unuaudited

	Successor
	As of December 31, 2015	As of March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$6,927	$9,832
Accounts and notes receivable, net of allowance for doubtful accounts of $304 as of December 31, 2015 and $486 as of March 31, 2016	102,815	91,407
Inventories	295,462	282,270
Prepaid expenses and other current assets	21,674	24,978
Total current assets	426,878	408,487
Property, plant and equipment	660,880	676,839
Less: accumulated depreciation	23,347	39,877
Net property, plant and equipment	637,533	636,962
Deferred income taxes	15,327	17,151
Goodwill	172,059	173,117
Other assets	170,218	164,823
Total assets	$1,422,015	$1,400,540
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,478	$47,246
Short-term debt	4,772	9,779
Accrued income and other taxes	9,039	4,612
Rationalizations	3,048	1,813
Other accrued liabilities	29,779	36,950
Total current liabilities	96,116	100,400
Long-term debt	362,455	360,038
Other long-term obligations	95,485	94,851
Deferred income taxes	57,430	58,460
Contingencies – Note 10
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 225,000,000 shares authorized, 100 shares issued as of December 31, 2015 and March 31, 2016	—	—
Additional paid-in capital	854,337	854,337
Accumulated other comprehensive (loss) income	(10,257)	2,380
Accumulated deficit	(33,551)	(69,926)
Total stockholders’ equity	810,529	786,791

Total liabilities and stockholders’ equity	$1,422,015	$1,400,540
 See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Predecessor	Successor
	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2016
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$207,211	$124,665
Cost of sales	186,448	122,999
Lower of cost or market inventory adjustment	—	11,537
Gross profit (loss)	20,763	(9,871)
Research and development	2,431	1,530
Selling and administrative expenses	26,290	18,117
Rationalizations	2,494	131
Impairments	35,381	—
Operating loss	(45,833)	(29,649)

Other expense (income), net	393	246
Interest expense	8,921	7,180
Interest income	(73)	(12)
Loss before provision for income taxes	(55,074)	(37,063)

Provision for income taxes	534	(688)
Net loss	$(55,608)	$(36,375)

STATEMENTS OF COMPREHENSIVE LOSS
Net loss	$(55,608)	$(36,375)
Other comprehensive loss:
Foreign currency translation adjustments	(29,611)	12,504
Commodities and foreign currency derivatives and other, net of tax of ($154) and $0, respectively	845	133
Other comprehensive (loss) income, net of tax:	(28,766)	12,637
Comprehensive loss	$(84,374)	$(23,738)

See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Predecessor	Successor
	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2016
Cash flow from operating activities:
Net loss	$(55,608)	$(36,375)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation and amortization	20,570	19,458
Impairments	35,381	—
Lower of cost or market inventory adjustment, net of depreciation	—	9,962
Deferred income tax provision	2,973	(485)
Post-retirement and pension plan changes	1,262	1,046
Stock-based compensation	1,572	—
Interest expense	3,764	1,576
Other charges, net	(2,757)	(750)
Increase (decrease) in working capital*	21,991	16,523
Increase in long-term assets and liabilities	(6,430)	(1,231)
Net cash provided by operating activities	22,718	9,724
Cash flow from investing activities:
Capital expenditures	(13,601)	(8,414)
Proceeds from the sale of assets	521	404
Derivative instrument settlements, net	(7,603)	(253)
Net cash used in investing activities	(20,683)	(8,263)
Cash flow from financing activities:
Short-term debt, net	1	5,001
Revolving Facility borrowings	27,000	19,000
Revolving Facility reductions	(32,000)	(23,000)
Principal payments on long-term debt	(33)	(34)
Purchase of treasury shares	(41)	—
Revolving Facility refinancing fees	(2,247)	—
Other	(54)	—
Net cash (used in) provided by financing activities	(7,374)	967
Net change in cash and cash equivalents	(5,339)	2,428
Effect of exchange rate changes on cash and cash equivalents	(1,250)	477
Cash and cash equivalents at beginning of period	17,550	6,927
Cash and cash equivalents at end of period	$10,961	$9,832
* Net change in working capital due to the following components:
Accounts and notes receivable, net	$1,040	$14,249
Inventories	11,978	4,871
Prepaid expenses and other current assets	7,525	(2,873)
Decrease in accounts payable and accruals	(2,483)	(3,285)
Rationalizations	(846)	(1,301)
Increase in interest payable	4,777	4,862
Net change in working capital	$21,991	$16,523

See accompanying Notes to Condensed Consolidated Financial Statements

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Organization and Summary of Significant Accounting Policies
A. Organization
GrafTech International Ltd. (the "Company") is one of the world’s largest manufacturers and providers of high quality synthetic and natural graphite and carbon based products. References herein to “GTI,” “we,” “our,” or “us” refer collectively to GrafTech International Ltd. and its subsidiaries. We have seven major product categories: graphite electrodes, refractory products, needle coke products, advanced electronics technologies, advanced graphite materials, advanced composite materials and advanced materials.
On February 26, 2016, the Company announced it plans to realign its two business segments. Industrial Materials will now be comprised of graphite electrodes and needle coke products. Engineered Solutions will now be comprised of advanced graphite materials, advanced composite materials, advanced electronic technologies, and refractory products. Refractory products was previously included in the Industrial Materials business segment. Advanced materials products will now be a part of the business segment where these products are produced.
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
The Company also announced that it plans to review strategic alternatives for its Engineered Solutions business segment. In 2015, the segment, on a pro forma basis as newly defined, had sales of $154 million or 22% of the total Company's sales. There can be no assurance that the review of strategic alternatives will result in a transaction. If a transaction were to occur, the Company would conduct a complete review and assessment of its corporate services and structure to bring them into alignment with its new size and sharper focus. We are currently in the early stages of this process and the Engineered Solutions business segment does not qualify as discontinued operations as of March 31, 2016.
B. Basis of Presentation
The interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The December 31, 2015 financial position data included herein was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”) but does not include all disclosures required by GAAP. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the accompanying notes, contained in the Annual Report.
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
Our consolidated statements of operations subsequent to the Merger include amortization expense relating to the fair value adjustments and depreciation expense based on the fair value of the Company's property, plant and equipment that had previously been carried at historical cost less accumulated depreciation. Therefore, the Company's financial information prior to the Merger is not comparable to the financial information subsequent to the Merger. As a result, the financial statements and certain note presentations are separated into two distinct periods, the period

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

before the consummation of the Merger (labeled "Predecessor") and the period after the date of Merger (labeled "Successor"), to indicate the application of the different basis of accounting between the periods presented.
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
In April 2015, the FASB issued ASU 2015-3, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015 with early adoption permitted. We had no capitalized bank fees as of December 31, 2015. We adopted this ASU as of January 1, 2016, and resulted in no significant impact on the Company's financial position, results of operations or cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under this new guidance, a company will now recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets. This ASU is effective for us beginning after January 1, 2019. The Company is currently evaluating the impact of the adoption of this standard on its financial position, results of operations or cash flows.

(2)	Preferred Share Issuance and Merger
Preferred Stock
On August 11, 2015, the Company issued and sold to BCP IV GrafTech Holdings LP ("Parent"), an affiliate of Brookfield Asset Management Inc. (“Brookfield”) (i) 136,616 shares of a new Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), convertable into 19.9% of the shares of common stock of the Company outstanding immediately prior to such issuance and (ii) 13,384 shares of a new Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock,” and, together with the Series A Preferred Stock, the “Preferred Stock”), for an aggregate purchase price of $150,000,000 in cash (the “Purchase Price”), under the Investment Agreement dated May 4, 2015 (the “Investment Agreement”) between the Company and Brookfield.
The closing of such issuance and sale occurred after the satisfaction of the closing conditions set forth in the Investment Agreement.
Pursuant to the Investment Agreement, the Company reimbursed Brookfield for $500,000 of out-of-pocket fees and expenses (including fees and expenses of legal counsel) incurred by Brookfield in connection with the transaction.
The proceeds from the issuance and sale were used by the Company, along with funds available under the Company’s $40 million delayed draw term loan facility, senior revolving credit facility and cash on hand, to prepay the Company’s $200 million Senior Subordinated Notes due November 30, 2015.
Merger Agreement
On May 18, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated May 17, 2015, with Parent and Athena Acquisition Subsidiary Inc. a wholly owned subsidiary of Parent (“Acquisition Sub”). Pursuant to the Merger Agreement, on May 26, 2015, Parent commenced a cash tender offer to purchase any and all of the outstanding shares of common stock, par value $0.01 per share (the “Shares”), of the Company, at a purchase price of $5.05 per Share in cash (the “Offer Price”), on the terms and subject to the conditions set forth in the Offer to Purchase, dated May 26, 2015 (together with any amendments and supplements thereto, the “Offer to Purchase”) and in the related Letter of Transmittal (the “Letter of Transmittal” and, together with the Offer to Purchase, the “Offer”).
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed at the acquisition date:

Net identifiable assets acquired
Cash	$25,032
Accounts receivable	94,298
Inventories	344,765
Property, plant and equipment	650,405
Intangible assets	155,700
Deferred tax assets	41,606
Prepaid and other current assets	49,716
Other non-current assets	8,428
Accounts payable	(68,005)
Short-term debt	(18,779)
Other accrued liabilities	(53,252)
Long-term debt	(367,811)
Other long-term liabilities	(101,648)
Deferred tax liabilities	(79,235)
Net identifiable assets acquired	$681,220

Goodwill	$173,117

Net assets acquired	$854,337
Goodwill: Goodwill of approximately $173.1 million was recognized for the acquisition and is calculated as the excess of the consideration transferred over the net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill was increased by $1.1 million in the three months ended March 31, 2016 as a result of a decreased inventory valuation of $2.0 million offset by an increase to deferred tax assets of $0.9 million.

(3)	Rationalizations
Throughout 2013, 2014 and 2015 the Company undertook rationalization plans in order to streamline our organization and lower our production costs. The majority of these initiatives were substantially complete as of March 31, 2016. The rationalization liability as of March 31, 2016 was $1.8 million consisting of the plan described below and severance payouts related to prior rationalization plans.
2015 Advanced Graphite Materials Rationalization
On March 2, 2015, GrafTech announced plans to further optimize the production platform for its advanced graphite materials business. These actions included the closure of our Notre Dame, France facility and further reductions in force in our Columbia, Tennessee facility and other locations totaling approximately 85 people. The 2015 Advanced Graphite Materials rationalization plan will result in approximately $10 million of charges consisting of severance, inventory losses and other related costs. Approximately $8 million of these costs will be cash outlays, the majority of which were disbursed in 2015. We incurred charges of $2.6 million and $0.4 million in the three months ended March 31, 2015 and 2016, respectively. The remaining liability associated with this plan is $0.9 million as of March 31, 2016.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	Segment Reporting

We operate two reportable business segments: Industrial Materials and Engineered Solutions. On February 26, 2016, the Company announced plans to realign its business segments (see Note 1A "Organization and Summary of Significant Accounting Policies"). As a result of this realignment, our Refractory product line was moved from the Industrial Materials business segment to the Engineered Solutions business segment. Additionally, Advanced Materials products will now be a part of the business segment where these products are produced. All prior period amounts have been recast to reflect this change. Our business segments now consist of the following:
Industrial Materials. Our Industrial Materials segment manufactures and delivers high quality graphite electrodes and needle coke products. Electrodes are key components of the conductive power systems used to produce steel and other non-ferrous metals. Needle coke, a crystalline form of carbon derived from decant oil, is the key ingredient in, and is used primarily in, the production of graphite electrodes.
Engineered Solutions. The Engineered Solutions segment includes advanced electronics technologies, advanced graphite materials, advanced composite materials and refractory products. Advanced electronics technologies products consist of electronic thermal management solutions, fuel cell components and sealing materials. Advanced graphite materials are highly engineered synthetic graphite products used in many areas due to their unique properties and the ability to tailor them to specific solutions. These products are used in transportation, alternative energy, metallurgical, chemical, oil and gas exploration and various other industries. Advanced composite materials are highly engineered carbon products that are woven into various shapes primarily to support the aerospace and defense industries. Refractory products are used in blast furnaces and submerged arc furnaces due to their high thermal conductivity and the ease with which they can be machined to large or complex shapes.
The following tables summarize financial information concerning our reportable segments and all prior periods have been recast to reflect our new segmentation:

	Predecessor	Successor
	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2016
	(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$162,494	$95,575
Engineered Solutions	44,717	29,090
Total net sales	$207,211	$124,665
Operating (loss) income:
Industrial Materials	$(26,943)	$(20,247)
Engineered Solutions	(3,348)	(851)
Corporate, R&D and Other expenses	(15,542)	(8,551)
Total operating loss	$(45,833)	$(29,649)

Reconciliation of segment operating loss to loss before provision for income taxes
Other expense (income), net	$393	$246
Interest expense	8,921	7,180
Interest income	(73)	(12)
Loss before provision for income taxes	$(55,074)	$(37,063)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)	Benefit Plans
The components of our consolidated net pension costs are set forth in the following table:

	Predecessor	Successor
	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2016
	(Dollars in thousands)
Service cost	$827	$508
Interest cost	1,526	1,498
Expected return on plan assets	(1,354)	(1,310)
Amortization of prior service cost	1	—
Net cost	$1,000	$696
The components of our consolidated net postretirement costs are set forth in the following table:

	Predecessor	Successor
	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2016
	(Dollars in thousands)
Service cost	$4	$1
Interest cost	315	272
Amortization of prior service benefit	(43)	—
Net cost	$276	$273

(6)	Goodwill and Other Intangible Assets
We are required to review goodwill and indefinite-lived intangible assets annually for impairment. Goodwill impairment is tested at the reporting unit level (for example, graphite electrodes, needle coke, etc.) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
We received notice, in March 2015, that the market prices for needle coke were decreasing by an additional 18%, effective for the second quarter of 2015. This decline further compressed our margins for needle coke products versus our annual plan. We determined that this change, which was driven by over capacity in the market indicated that the needle coke industry is facing a deeper and longer trough than previously expected. We considered the additional price change as a triggering event and tested our needle coke goodwill for impairment as of March 31, 2015. This test resulted in an impairment charge for the remaining needle coke goodwill of $35.4 million.
As a result of our acquisition by Brookfield, our goodwill and intangibles were revalued as of August 15, 2015. See Note 2 "Preferred Share Issuance and Merger" for description of the Merger and the results of purchase price accounting. The following tables represents the changes in the carrying value of goodwill and intangibles during the predecessor entity period of January 1, 2015 through August 14, 2015 and the successor entity from August 15, 2015 through March 31, 2016:

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Goodwill
Predecessor	(Dollars in Thousands)
Balance as of December 31, 2014	$420,129
Impairment	(35,381)
Currency translation effect	(616)
Balance as of August 14, 2015	$384,132

Successor
Balance as of August 15, 2015	$170,418
Adjustments	1,641
Balance as of December 31, 2015	$172,059
Adjustments (See Note 2)	1,058
Balance as of March 31, 2016	$173,117

Intangible Assets
	As of December 31, 2015			As of March 31, 2016
	Gross Carrying Amount	Accumulated Amortization & Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization & Impairment	Net Carrying Amount
	(Dollars in Thousands)
Trade name	$26,800	$(1,048)	$25,752	$26,800	$(1,746)	$25,054
Technological know-how	63,200	(3,327)	59,873	63,200	(5,528)	57,672
Customer –related intangible	65,700	(1,813)	63,887	65,700	(2,913)	62,787
Total finite-lived intangible assets	$155,700	$(6,188)	$149,512	$155,700	$(10,187)	$145,513
Amortization expense of acquired intangible assets was $4.3 million in the three months ended March 31, 2015 and $4.0 million in the three months ended March 31, 2016. Estimated amortization expense will approximate $12.2 million in the remainder of 2016, $15.4 million in 2017, $14.6 million in 2018, $13.8 million in 2019 and $12.9 million in 2020.

(7)	Debt and Liquidity
The following table presents our long-term debt:

	As of December 31, 2015	As of March 31, 2016
	(Dollars in thousands)
Credit Facility (Revolving Facility and Term Loan Facility)	$98,000	$99,000
Senior Notes	267,827	269,390
Other Debt	1,400	1,427
Total Debt	367,227	369,817
Less: Short-term Debt	(4,772)	(9,779)
Long-term Debt	$362,455	$360,038
The fair value of debt, which was determined using Level 2 inputs, was $277.4 million versus a book value of $369.8 million as of March 31, 2016. As a result of our acquisition by Brookfield and the resulting purchase price accounting adjustments (see Note 2 "Preferred Share Issuance and Merger"), our Senior Notes were adjusted to their fair market value as of August 15, 2015. The discount to fair value will be accreted over the remaining term of the

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Notes.
Credit Facility
On April 27, 2016, Graftech and certain of its subsidiaries entered into an amendment to the Revolving Facility. See Note 14 "Subsequent Events".
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
As of March 31, 2016, we had $90 million of unused borrowing capacity under the Revolving Credit Facility (after considering financial covenants restrictions and the outstanding letters of credit of $8.1 million).
The interest rate applicable to the Revolving Facility and Term Loan Facility is LIBOR plus a margin ranging from 2.25% to 4.75% (depending on our total senior secured leverage ratio). The borrowers pay a per annum fee ranging from 0.35% to 0.70% (depending on our senior secured leverage ratio) on the undrawn portion of the commitments under the Revolving Facility.
In the event that operating cash flows fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our Revolving Facility, to the extent available. We have begun to look at strategic alternatives for our Engineered Solutions businesses that could result in the sale of one or more of such businesses. Cash proceeds from such sales would be used to repay borrowings outstanding under the Term Loan Facility and Revolving Facility. We cannot assure you that we will, or will be able to, consummate any such sales on acceptable terms or at all or as to the price, terms or conditions of any such sales.
We use cash flow from operations and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as well as cash on hand as our primary sources of liquidity. The Revolving Facility matures in April 2019. As of March 31, 2016, we had outstanding borrowings drawn from the Revolving Facility of $61.0 million and outstanding letters of credit of $8.1 million.  We also had outstanding borrowings on the Term Loan Facility of $38.0 million as of March 31, 2016.
As of March 31, 2016, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable. These covenants include maintaining a cash minimum interest coverage ratio of at least 1.50 to 2.50 and a maximum senior secured leverage ratio of 5.75 to 3.00, which are measured based on a rolling average of the prior four quarters. On April 27, 2016, Graftech and certain of its subsidiaries entered into an amendment to the Revolving Facility. See Note 14 "Subsequent Events".
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

The indenture for the Senior Notes states that if prior to maturity, a change in control (as defined in the indenture) of the Company occurs and thereafter certain downgrades of the ratings of the Senior Notes as specified in the indenture occur, the Company will be required to offer to repurchase any or all of the Senior Notes at a repurchase price equal to 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest. On August 17, 2015 a change in control occurred due the acquisition of shares by Brookfield (see Note 2 to the Financial Statements). However, the downgrade of the ratings of the Senior Notes, as specified in the indenture, did not occur. Therefore, the Company was not and will not be required to offer to repurchase the Senior Notes as a result of the change in control.

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

(8)	Inventories
Inventories are comprised of the following:

	As of December 31, 2015	As of March 31, 2016
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$80,408	$73,557
Work in process	136,858	133,612
Finished goods	78,196	75,101
Total	$295,462	$282,270
Due to decreased pricing in our graphite electrode product line we recorded a lower of cost or market inventory adjustment of $11.5 million in the three months ended March 31, 2016.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) Interest Expense
The following tables present the components of interest expense:

	Predecessor	Successor
	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2016
	(Dollars in thousands)

Interest incurred on debt	$5,171	$5,617
Amortization of discount on Senior Subordinated Notes	3,207	—
Accretion of fair value adjustment on Senior Notes	—	1,563
Amortization of debt issuance costs	543	—
Total interest expense	$8,921	$7,180
Interest Rates
The Revolving Facility had an effective interest rate of 2.68% and 3.44% as of December 31, 2015 and March 31, 2016, respectively. The Senior Notes have a fixed interest rate of 6.375%.

(10)	Contingencies
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
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the three months ended March 31, 2016, are presented below:

(Dollars in thousands)
Balance as of December 31, 2015	$942
Product warranty adjustments	—
Payments and settlements	(121)
Balance as of March 31, 2016	$821

(11)	Income Taxes
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the provision for income taxes for the three months ended March 31, 2015 and March 31, 2016:

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2016
	(Dollars in thousands)
Tax (benefit) expense	$534	$(688)
Pretax loss	$(55,074)	$(37,063)
Effective tax rates	(1.0)%	1.9%
For the three months ended March 31, 2016, the effective tax rate differs from the U.S. statutory rate of 35% primarily due to recent losses in the U.S. and Switzerland where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries at different tax rates. The recognition of the valuation allowance does not result in, or limit the Company's ability to utilize, these tax assets in the future. The effective tax rate for the three months ended March 31, 2015 differs from the U.S. statutory rate of 35% primarily due to recent losses in the U.S. where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries taxed at different rates.
As of March 31, 2016, we had unrecognized tax benefits of $3.9 million, $3.1 million of which, if recognized, would have a favorable impact on our effective tax rate.
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. All U.S. federal tax years prior to 2012 are generally closed by statute or have been audited and settled with the applicable domestic tax authorities. All other jurisdictions are still open to examination beginning after 2009.
We continue to assess the realization of our deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Examples of positive evidence would include a strong earnings history, an event or events that would increase our taxable income through a continued reduction of expenses, and tax planning strategies that would indicate an ability to realize deferred tax assets. In circumstances where the significant positive evidence does not outweigh the negative evidence in regards to whether or not a valuation allowance is required, we have established and maintained valuation allowances on those net deferred tax assets.

(12)	Derivative Instruments
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
Certain of our derivative contracts contain provisions that require us to provide collateral. Since the counterparties to these financial instruments are large commercial banks and similar financial institutions, we do not believe that we are exposed to material counterparty credit risk. We do not anticipate nonperformance by any of the counter-parties to our instruments. Our derivative risk management strategy has not resulted in a material impact to our financial results in 2015 or 2016. Our derivative assets and liabilities are included within "Prepaid expenses and other current assets" and "Other current liabilities" on the Condensed Consolidated Balance Sheets and effects of these derivatives are recorded in revenue, cost of goods sold and other expense (income) on the Condensed Consolidated Statements of Operations.
Foreign currency derivatives
We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures such as foreign currency denominated debt, sales, receivables, payables, and purchases. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. There was no

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ineffectiveness on these contracts designated as hedging instruments during the three months ended March 31, 2015 and 2016, respectively.
In 2015 and 2016, we entered into foreign currency derivatives denominated in the Mexican peso, South African rand, Brazilian real, euro and Japanese yen. These derivatives were entered into to protect the risk that the eventual cash flows resulting from commercial and business transactions may be adversely affected by changes in exchange rates between the U.S. dollar and the Mexican peso, euro and Japanese yen. As of March 31, 2016, we had outstanding Mexican peso, euro, and Japanese yen currency contracts with an aggregate notional amount of $12.4 million. The foreign currency derivatives outstanding as of March 31, 2016 matured in April 2016.
Commodity derivative contracts
We periodically enter into derivative contracts for certain refined oil products and natural gas. These contracts are entered into to protect against the risk that eventual cash flows related to these products may be adversely affected by future changes in prices. As of March 31, 2016, we had no outstanding derivative swap contracts for refined oil products or natural gas.
Net Investment Hedges
We use certain intercompany debt to hedge a portion of our net investment in our foreign operations against currency exposure (net investment hedge). Intercompany debt denominated in foreign currency and designated as a non-derivative net investment hedging instrument was $11.8 million and $12.5 million as of December 31, 2015 and March 31, 2016, respectively. Within the currency translation adjustment portion of other comprehensive income, we recorded a gain of $0.7 million for the three months ended March 31, 2015 and a loss of $0.6 million in three months ended March 31, 2016, resulting from these net investment hedges.

(13)	Guarantor Information

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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    The following tables set forth condensed consolidating balance sheets as of December 31, 2015 and March 31, 2016 and condensed consolidating statements of operations and comprehensive income and statements of cash flows for the three months ended March 31, 2015 (Predecessor) and 2016 (Successor) of the Parent Guarantors and the Non-Guarantors.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2015
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of March 31, 2016
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,177	$8,655	$—	$9,832
Accounts receivable - affiliates	51,592	12,055	22,855	(86,502)	—
Accounts receivable - trade	—	20,260	71,147	—	91,407
Inventories	—	114,633	167,637	—	282,270
Prepaid and other current assets	—	7,387	17,591	—	24,978
Total current assets	51,592	155,512	287,885	(86,502)	408,487

Investment in affiliates	1,050,838	656,876	—	(1,707,714)	—
Property, plant and equipment	—	286,386	350,576	—	636,962
Deferred income taxes	—	—	17,151	—	17,151
Goodwill	—	72,399	100,718	—	173,117
Notes receivable - affiliate	—	46,239	—	(46,239)	—
Other assets	—	92,017	72,806	—	164,823
Total Assets	$1,102,430	$1,309,429	$829,136	$(1,840,455)	$1,400,540

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - affiliate	$198	$74,453	$11,851	$(86,502)	$—
Accounts payable - trade	—	13,859	33,387	—	47,246
Short-term debt	—	4,636	5,143	—	9,779
Accrued income and other taxes	—	3,045	1,567	—	4,612
Rationalizations	—	638	1,175	—	1,813
Other accrued liabilities	7,225	12,268	17,457	—	36,950
Total current liabilities	7,423	108,899	70,580	(86,502)	100,400

Long-term debt - affiliate	38,826	—	7,413	(46,239)	—
Long-term debt - third party	269,390	89,723	925	—	360,038
Other long-term obligations	—	59,720	35,131	—	94,851
Deferred income taxes	—	249	58,211	—	58,460
Stockholders' equity	786,791	1,050,838	656,876	(1,707,714)	786,791
Total Liabilities and Stockholders' Equity	$1,102,430	$1,309,429	$829,136	$(1,840,455)	$1,400,540

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Three Months ended March 31, 2015 (Predecessor)
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$51,184	$26,775	$(77,959)		$—
Sales - third party	—	72,021	135,190	—		207,211
Net sales	—	123,205	161,965	(77,959)		207,211
Cost of sales	—	116,589	147,818	(77,959)		186,448
Gross profit	—	6,616	14,147	—		20,763

Research and development	—	2,431	—	—		2,431
Selling and administrative expenses	—	14,441	11,849	—		26,290
Impairments	—	35,381	—	—		35,381
Rationalizations	—	326	2,168	—		2,494
Operating (loss) income	—	(45,963)	130	—		(45,833)

Other expense (income), net	—	309	84	—		393
Interest expense - affiliate	—	160	—	(160)		—
Interest expense - third party	8,162	665	94	—		8,921
Interest income - affiliate	(160)	—	—	160		—
Interest income - third party	—	—	(73)	—		(73)
(Loss) income before income taxes	(8,002)	(47,097)	25	—	`	(55,074)

Provision for income taxes	—	351	183	—		534
Equity in loss of subsidiary	(47,606)	(158)	—	47,764		—
Net (loss) income	$(55,608)	$(47,606)	$(158)	$47,764		$(55,608)

Statements of Comprehensive Income

Net (loss) income	$(55,608)	$(47,606)	$(158)	$47,764		$(55,608)
Other comprehensive (loss) income	(28,766)	(28,766)	(28,830)	57,596		(28,766)
Comprehensive (loss) income	$(84,374)	$(76,372)	$(28,988)	$105,360		$(84,374)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2016 (Successor)
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$44,686	$19,730	$(64,416)		$—
Sales - third party	—	45,655	79,010	—		124,665
Net sales	—	90,341	98,740	(64,416)		124,665
Cost of sales	—	86,629	100,786	(64,416)		122,999
Lower of cost or market inventory adjustment	—	2,073	9,464	—		11,537
Gross profit	—	1,639	(11,510)	—		(9,871)

Research and development	—	1,530	—	—		1,530
Selling and administrative expenses	—	9,563	8,554	—		18,117
Rationalizations	—	87	44	—		131
Operating income (loss)	—	(9,541)	(20,108)	—		(29,649)

Other expense (income), net	6	269	(29)	—		246
Interest expense - affiliate	198	—	—	(198)		—
Interest expense - third party	6,344	760	76	—		7,180
Interest income - affiliate	—	(198)	—	198		—
Interest income - third party	—	—	(12)	—		(12)
Loss before income taxes	(6,548)	(10,372)	(20,143)	—	`	(37,063)

Provision for income taxes	—	131	(819)	—		(688)
Equity in loss of subsidiary	(29,827)	(19,324)	—	49,151		—
Net (loss) income	$(36,375)	$(29,827)	$(19,324)	$49,151		$(36,375)

Statements of Comprehensive Income

Net (loss) income	$(36,375)	$(29,827)	$(19,324)	$49,151		$(36,375)
Other comprehensive (loss) income	12,637	12,637	12,637	(25,274)		12,637
Comprehensive (loss) income	$(23,738)	$(17,190)	$(6,687)	$23,877		$(23,738)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 (Predecessor)
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$1,136	$17,731	$3,851	$—	$22,718

Cash flow from investing activities:
Repayments from (loans to) affiliates	(1,095)	—	—	1,095	—
Capital expenditures	—	(8,777)	(4,824)	—	(13,601)
Payments for derivative instruments	—	(6,776)	(827)	—	(7,603)
Proceeds from sale of fixed assets	—	394	127		521
Net cash provided by (used in) investing activities	(1,095)	(15,159)	(5,524)	1,095	(20,683)

Cash flow from financing activities:
(Repayments to) loans from affiliates	—	1,095	—	(1,095)	—
Short-term debt borrowings	—	1	—	—	1
Revolving Facility borrowings	—	27,000	—	—	27,000
Revolving Facility reductions	—	(32,000)	—	—	(32,000)
Principal payments on long term debt	—	(33)	—	—	(33)
Purchase of treasury shares	(41)	—	—	—	(41)
Revolver facility refinancing	—	(2,247)	—	—	(2,247)
Other	—	(54)	—	—	(54)
Net cash provided by (used in) financing activities	(41)	(6,238)	—	(1,095)	(7,374)

Net change in cash and cash equivalents	—	(3,666)	(1,673)	—	(5,339)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,250)	—	(1,250)
Cash and cash equivalents at beginning of period	—	5,503	12,047	—	17,550
Cash and cash equivalents at end of period	$—	$1,837	$9,124	$—	$10,961

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2016 (Successor)
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities:	$(6)	$8,007	$1,723	$—	$9,724

Cash flow from investing activities:
Repayments from affiliates	—	(6)	—	6	—
Capital expenditures	—	(3,828)	(4,586)	—	(8,414)
Payments for derivative instruments	—	—	(253)	—	(253)
Proceeds from sale of assets	—	391	13	—	404
Net cash provided by (used in) investing activities	—	(3,443)	(4,826)	6	(8,263)

Cash flow from financing activities:
Repayments to affiliates	6	—	—	(6)	—
Short-term debt, net	—	1	5,000	—	5,001
Revolving Facility borrowings	—	19,000	—	—	19,000
Revolving Facility reductions	—	(23,000)	—	—	(23,000)
Principal payments on long term debt	—	(34)	—	—	(34)
Net cash (used in) provided by financing activities	6	(4,033)	5,000	(6)	967

Net change in cash and cash equivalents	—	531	1,897	—	2,428
Effect of exchange rate changes on cash and cash equivalents	—	—	477	—	477
Cash and cash equivalents at beginning of period	—	646	6,281	—	6,927
Cash and cash equivalents at end of period	$—	$1,177	$8,655	$—	$9,832

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14)	Subsequent Events
On April 27, 2016, GrafTech and certain of its subsidiaries entered into an amendment to the Revolving Facility. The size of the Revolving Facility was permanently reduced from $375 million to $225 million. New covenants were also added to the Revolving Facility, including a requirement to make mandatory repayments of outstanding amounts under the Revolving Facility and the Term Loan Facility with the proceeds of any sale of all or any substantial part of the assets included in the Engineered Solutions segment and a requirement to maintain minimum liquidity (consisting of cash, cash equivalents and availability under the Revolving Facility) in excess of $25 million. The covenants were also modified to provide for the elimination of certain exceptions to the Company’s negative covenants limiting the Company’s ability to make certain investments, sell assets, make restricted payments, incur liens and incur debt; a restriction on the amount of cash and cash equivalents permitted to be held on the balance sheet at any one time without paying down the Revolving Facility; and changes to the Company’s financial covenants so that until the earlier of March 31, 2019 or the Company has $75 million in trailing twelve month EBITDA, the Company is required to maintain trailing twelve month EBITDA above certain minimums ranging from ($40 million) to $35 million after which the Company’s existing financial covenants under the Revolving Facility will apply.
With this amendment, the Company has full access to the $225 million Revolving Facility, subject to the $25 million minimum liquidity requirement. As of March 31, 2016, the Company had $61.0 million of borrowings on the Revolving Facility plus $8.1 million of letters of credit drawn against the Revolving Facility for a total amount of $69.1 million drawn on the Revolving Facility.
In addition to the revolving facility, the Company has $38 million outstanding on its Term Loan Facility.
This amendment allows the Company to further explore strategic alternatives for our Engineered Solutions business segment including the complete sale or a portion thereof. As such, our Engineered Solutions business segment qualifies as available for sale as of the April 27, 2016. The carrying amount of the significant assets and liabilities of the Engineered Solutions business segment as of March 31, 2016 are approximately as follows:

(Dollars in Millions)
Current assets	$99
Long-term assets	98
Current liabilities	(13)
Long-term liabilities	(1)
Net Assets	$183

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

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
For a more complete discussion of these and other factors, see “Risk Factors,” in Part I, Item 1A of our 2015 Annual Report on Form 10-K.

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
In its April, 2016 report, the International Monetary Fund (IMF) reduced its estimated global growth to 3.2 percent in 2016, a 0.2 percent reduction from its January 2016 estimate. The report projects modest growth of approximately 2% in advanced economies. Emerging market and developing economies are projected to represent the lion's share of the world's growth in 2016, however, prospects across countries remain uneven. The IMF also indicated that in the current environment of weak growth, risks to the outlook are now more pronounced. The IMF pointed out that on the upside, the recent declines in oil prices may boost demand in oil-importing countries more strongly than currently envisaged.
In its Short Range Outlook released on April 13, 2016, the World Steel Association (WSA) forecast that global steel demand will decrease by 0.8% percent to 1,488 million tons in 2016 with positive growth of 0.4% returning in 2017. This estimate is significantly lower than the 1,523 million tons WSA forcasted for 2016 in October. WSA noted that the decrease was primarily attributable to China, Brazil and Russia. In developed economies, the WSA expects steel demand to grow by 1.7% in 2016 and 1.1% in 2017.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Three Months Ended March 31, 2015 (Predecessor) as Compared to the Three Months Ended March 31, 2016 (Successor)
The tables presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our MD&A, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.
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

	Predecessor	Successor
(in thousands, except % change)	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2016
Net sales	$207,211	$124,665
Cost of sales	186,448	122,999
Lower of cost or market inventory adjustment	—	11,537
Gross profit	20,763	(9,871)
Research and development	2,431	1,530
Selling and administrative expenses	26,290	18,117
Rationalizations	2,494	131
Impairments	35,381	—
Operating income (loss)	(45,833)	(29,649)
Other expense, net	393	246
Interest expense	8,921	7,180
Interest income	(73)	(12)
Loss before provision for income taxes	(55,074)	(37,063)
Provision for income taxes	534	(688)
Net income (loss)	$(55,608)	$(36,375)
Net sales, by reportable segment for the were as follows:

	Predecessor	Successor
(in thousands, except % change)	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2016
Industrial Materials	$162,494	$95,575
Engineered Solutions	44,717	29,090
Total net sales	$207,211	$124,665
Net sales. Net sales for our Industrial Materials segment decreased from $162.5 million in the three months ended March 31, 2015 compared to $95.6 million in the three months ended March 31, 2016. This decrease was driven by a 25% decrease in volumes in our graphite electrode business caused by softening demand in the steel markets, particularly in EAF environments. This softening demand has driven down the weighted average sales price by 20% from the first three months of 2015 compared to the first three months of 2016.
Net sales for our Engineered Solutions segment decreased from $44.7 million in the three months ended March 31, 2015, compared to $29.1 million in the three months ended March 31, 2016 . The decrease in revenue was primarily driven

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

by both decreased pricing and volumes for our thermal solutions serving the advanced consumer electronics markets. We also experienced lower demand in our products serving the oil and gas drilling markets.
Cost of sales. Cost of sales decreased from $186.4 million for the three months ended March 31, 2015 to $123.0 million in the three months ended March 31, 2016. Lower volumes across both Industrial Materials and Engineered Solutions segments resulted in a reduction of $35.6 million of cost in 2016 as compared to the same period of 2015. The remaining decrease was the result of our improved cost structure resulting from our rationalization initiatives. Partially offsetting these reductions was an $11.5 million lower of cost or market inventory adjustment in the three months ended March 31, 2016, to reduce the carrying value of certain inventory in our graphite electrode product line to reflect the reduced market prices.
Selling and general administrative. Selling and general administrative expenses decreased from $26.3 million in the three months ended March 31, 2015 compared to $18.1 million in the three months ended March 31, 2016. driven by cost reduction initiatives and head count reductions.
Rationalizations. Rationalization expenses decreased from $2.5 million in the three months ended March 31, 2015, to $0.1 million three months ended March 31, 2016. This is due to the wind down of the rationalization initiatives that we undertook in 2013, 2014 and 2015. See Note 3 "Rationalizations" for a full description of the ongoing plan.
Impairments. During the first quarter of 2015, we recorded a $35.4 million goodwill impairment charge in our needle coke reporting unit resulting from price declines that were to take effect in the second quarter of 2015 as a result of over capacity in the industry.
Interest Expense. Interest expense decreased from $8.9 million in the three months ended March 31, 2015 to $7.2 million in three months ended March 31, 2016 primarily due to the prepayment of our Senior Subordinated Notes.
Segment operating income (loss). The results discussed above are reflected in our operating income (loss) by segment as follows:

	Predecessor	Successor
	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2016
	(Dollars in thousands)
Industrial Materials	$(26,943)	$(20,247)
Engineered Solutions	(3,348)	(851)
Total segment operating loss	(30,291)	(21,098)
Corporate, R&D and Other Expenses	(15,542)	(8,551)
Total operating loss	$(45,833)	$(29,649)
 Provision for income taxes. The following table summarizes the expense/(benefit) for income taxes:

	Predecessor	Successor
	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2016
	(Dollars in thousands)
Tax expense	$534	$(688)
Pretax loss	(55,074)	(37,063)
Effective tax rates	(1.0)%	1.9%

For the three months ended March 31, 2016, the effective tax rate differs from the U.S. statutory rate of 35% primarily due to recent losses in the U.S. and Switzerland where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries at different tax rates. The recognition of the valuation allowance does not result in, or limit the Company's ability to utilize, these tax assets in the future. The provision for income taxes for the three

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

months ended March 31, 2015 differs from the U.S. statutory rate of 35% primarily due to recent losses in the U.S. where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries taxed at different rates.
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
For net sales of Industrial Materials, the impact of changes in the average exchange rates of other currencies against the U.S. dollar for the three months ended March 31, 2016 was an decrease of $1.7 million compared to the same period of 2015. The impact of the exchange rate changes on cost of sales of Industrial Materials for the three months ended March 31, 2016 was a decrease of $4.8 million compared to the same period of 2015. Changes in currency exchange rates had no significant impact on our Engineered Solutions business segment.
As part of our cash management, we also have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Operations.
The remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities resulted in a gain of $1.8 million in the three months ended March 31, 2015 compared to a loss of $0.8 million in the three months ended March 31, 2016.
We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by currency exchange rate changes, as described under “Part I, Item 3–Quantitative and Qualitative Disclosures about Market Risk”.
 Liquidity and Capital Resources
We believe that we have adequate liquidity to meet our needs. As of March 31, 2016, we had cash and cash equivalents of $9.8 million, long-term debt of $360.0 million, short-term debt of $9.8 million and stockholder’s equity of $787 million.
On April 27, 2016, GrafTech and certain of its subsidiaries entered into an amendment to the Revolving Facility (see Note 14 "Subsequent Events"; also see Note 7 "Debt and Liquidity" for a description of the Revolving Facility terms as of March 31, 2015, the balance sheet date). As a result of the amendment, the size of the Revolving Facility was permanently reduced from $375 million to $225 million. New covenants were also added to the Revolving Facility, including a requirement to make mandatory repayments of outstanding amounts under the Revolving Facility and the Term Loan Facility with the proceeds of any sale of all or any substantial part of the assets included in the Engineered Solutions segment and a requirement to maintain minimum liquidity (consisting of cash, cash equivalents and availability under the Revolving Facility) in excess of $25 million. The covenants were also modified to provide for the elimination of certain exceptions to the Company’s negative covenants limiting the Company’s ability to make certain investments, sell assets, make restricted payments, incur liens and incur debt; a restriction on the amount of cash and cash equivalents permitted to be held on the balance sheet at any one time without paying down the Revolving Facility; and changes to the Company’s financial covenants so that until the earlier of March 31, 2019 or the Company has $75 million in trailing twelve month EBITDA, the Company is required to maintain trailing twelve month EBITDA above certain minimums ranging from ($40 million) to $35 million after which the Company’s existing financial covenants under the Revolving Facility will apply.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

With this amendment, the Company has full access to the $225 million Revolving Facility, subject to the $25 million minimum liquidity requirement. As of March 31, 2016, the Company had $61 million of borrowings on the Revolving Facility plus $8.1 million of letters of credit drawn against the Revolving Facility for a total amount of $69.1 million drawn on the Revolving Facility. In addition to the Revolving Facility, the Company has $38 million outstanding on its Term Loan Facility.
We use cash flow from operations and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as well as cash on hand as our primary sources of liquidity. The Revolving Facility and the Term Loan Facility both mature in April 2019. Under the Revolving Facility we have additional flexibility for investments, capital expenditures and acquisitions and we can issue letters of credit under the Revolving Credit Facility in an amount not to exceed $35 million.
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
As of December 31, 2015 and March 31, 2016, approximately 73% of our debt consisted of fixed rate or zero interest rate obligations.
Cash Flow and Plans to Manage Liquidity. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of capital expenditures, acquisitions and other factors.
Certain of our obligations could have a material impact on our liquidity. Cash flow from operations and from financing activities services payment of our obligations, thereby reducing funds available to us for other purposes. As of March 31, 2016, we had $90.0 million of unused borrowing capacity under the Revolving Facility (after considering financial covenant restrictions and outstanding letters of credit of $8.1 million). On April 27, 2016, Graftech and certain of its subsidiaries entered into an amendment to the Revolving Facility. See Note 14 "Subsequent Events". With this amendment, the Company has full access to the $225 million Revolving Facility, subject to the $25 million minimum liquidity requirement. As of March 31, 2016, the Company had $61 million of borrowings on the Revolving Facility plus $8.1 million of letters of credit drawn against the Revolving Facility for a total amount of $69.1 million drawn on the Revolving Facility.
Potential uses of our liquidity include capital expenditures, acquisitions, debt repayments and other general purposes, including cash outflows related to rationalization activities. Continued volatility in the global economy may require additional borrowings under the Revolving Facility. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn could significantly and negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.
In the event that operating cash flows fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our Revolving

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Facility, to the extent available. We have begun to look at strategic alternatives for our Engineered Solutions businesses that could result in the sale of one or more of such businesses. Cash proceeds from such sales would be used to repay borrowings outstanding under the Term Loan Facility and Revolving Facility. We cannot assure you that we will, or will be able to, consummate any such sales on acceptable terms or at all or as to the price, terms or conditions of any such sales.
As of March 31, 2016, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable. These covenants include maintaining a cash minimum interest coverage ratio of at least 1.50 to 2.50 and a maximum senior secured leverage ratio of 5.75 to 3.00, which are measured based on a rolling average of the prior four quarters. On April 27, 2016, Graftech and certain of its subsidiaries entered into an amendment to the Revolving Facility. See Note 14 "Subsequent Events".
In order to seek to minimize our credit risks, we may reduce our sales of, or refuse to sell (except for cash on delivery or under letters of credit) our products to some customers and potential customers. In the current economic environment, our customers may experience liquidity shortages or difficulties in obtaining credit, including letters of credit. Our unrecovered trade receivables worldwide have not been material during the last 3 years individually or in the aggregate. We cannot assure you that we will not be materially adversely affected by accounts receivable losses in the future.
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
We had positive cash flow from operating activities during 2012, 2013, 2014, 2015 and through March 31, 2016. Although the global economic environment experienced significant swings in these periods, our working capital management and cost-control initiatives allowed us to remain operating cash flow positive in both times of declining and improving operating results.
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
Cash Flows.
The following table summarizes our cash flow activities:

	Predecessor	Successor
	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2016
	(Dollars in millions)
Cash flow provided by (used in):
Operating activities	$22.7	$9.7
Investing activities	$(20.7)	$(8.3)
Financing activities	$(7.4)	$1.0
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
During the three months ended March 31, 2015, changes in working capital resulted in a net source of funds of $22.0 million which was impacted by:

•	net cash inflows in accounts receivable of $1.0 million from the decrease in accounts receivable due to the timing and collection of customer sales and collections;

•	the change in inventories of $12.0 million due primarily to reduced volumes on hand;

•	net cash outflows from decreases in accounts payable and accruals of $2.5 million, due primarily to changes in tax accruals and payables; and

•	a decrease in rationalization accruals of $0.8 million, due primarily to severance payments.
Other uses of cash in the three months ended March 31, 2015 included contributions to pension and other benefit plans of $6.3 million.
During the three months ended March 31, 2016, changes in working capital resulted in a net source of funds of $16.5 million which was impacted by:

•	net cash inflows in accounts receivable of $14.2 million from the decrease in accounts receivable due to the collection of customer sales;

•	net cash inflows from decreases in accounts payable and accruals of $4.9 million, due primarily to changes in tax accruals and payables; and

•	net cash outflows from increased prepaid expense of $2.9 million due to value added tax payments.

•	net cash inflows due to increased interest payable of $4.9 million primarily resulting from our Senior Notes.
Investing Activities
Net cash used in investing activities was $20.7 million during the three months ended March 31, 2015 and included capital expenditures of $13.6 million and $7.6 million related to cash settlements of derivative instruments.
Net cash used in investing activities was $8.3 million during the three months ended March 31, 2016 and included capital expenditures of $8.4 million and $0.3 million related to cash settlements of derivative instruments.
 Financing Activities
Net cash flow used in financing activities was $7.4 million during the three months ended March 31, 2015, including net borrowings under our Revolving Facility and short term debt agreements resulting in a use of cash of $5.0 million and $2.2 million of cash paid for refinancing fees.
Net cash inflow from financing activities was $1.0 million during the three months ended March 31, 2016, resulting from net borrowings under our Revolving Facility.
Restrictions on Dividends and Stock Repurchases
It has generally been the policy of our Board of Directors to retain earnings to finance strategic and other plans and programs, conduct business operations, fund acquisitions, meet obligations and repay debt. We did not pay any cash dividends in 2013, 2014 or 2015. We periodically review our dividend policy.  We amended our Credit Facility on April 27, 2016 and under the terms of the amendment, we are restricted from paying dividends.
Recent Accounting Pronouncements
We discuss recently adopted accounting standards in Note 1, “Organization and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements.
Description of Our Financing Structure
We discuss our financing structure in more detail in Note 7, “Debt and Liquidity” of the Notes to Consolidated Financial Statements.

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
The outstanding foreign currency derivatives as of December 31, 2015 represented no unrealized gain or loss. The net unrealized loss as of March 31, 2016 was $0.2 million .
Energy Commodity Management. We periodically enter into commodity derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas and refined oil product exposure. We had no outstanding commodity derivative contracts as of March 31, 2016.
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
Sensitivity Analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our foreign currency derivatives and our commodity derivatives. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of March 31, 2016, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a corresponding decrease of $1.0 million or a corresponding increase of $1.0 million, respectively, in the fair value of the foreign currency hedge portfolio. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
We had no interest rate derivative instruments outstanding as of March 31, 2016. A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $0.3 million for the three months ended March 31, 2016.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective at the reasonable assurance level as of March 31, 2016.
Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2016 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings
Additional information required by this Item is set forth in Note 10, “Contingencies” of the Notes to Consolidated Financial Statements and is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in Part I-Item IA of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information.

On April 27, 2016, GrafTech and certain of its subsidiaries entered into an amendment to the Revolving Facility. The size of the Revolving Facility was permanently reduced from $375 million to $225 million. New covenants were also added to the Revolving Facility, including a requirement to make mandatory repayments of outstanding amounts under the Revolving Facility and the Term Loan Facility with the proceeds of any sale of all or any substantial part of the assets included in the Engineered Solutions segment and a requirement to maintain minimum liquidity (consisting of cash, cash equivalents and availability under the Revolving Facility) in excess of $25 million. The covenants were also modified to provide for the elimination of certain exceptions to the Company’s negative covenants limiting the Company’s ability to make certain investments, sell assets, make restricted payments, incur liens and incur debt; a restriction on the amount of cash and cash equivalents permitted to be held on the balance sheet at any one time without paying down the Revolving Facility; and changes to the Company’s financial covenants so that until the earlier of March 31, 2019 or the Company has $75 million in trailing twelve month EBITDA, the Company is required to maintain trailing twelve month EBITDA above certain minimums ranging from ($40 million) to $35 million after which the Company’s existing financial covenants under the Revolving Facility will apply.
The above summary is qualified in its entirety to the full text of the amendment to the Revolving Facility, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 6. Exhibits
The exhibits listed in the following table have been filed as part of this Report.

Exhibit Number	Description of Exhibit

10.1	THIRD AMENDMENT dated as of April 27, 2016, to the SECOND AMENDED AND RESTATED CREDIT AGREEMENT dated as of February 27, 2015, as previously amended

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Joel L. Hawthorne, President and Chief Executive Officer (Principal Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Quinn J Coburn, Vice President and Chief Financial Officer (Principal Financial Officer).

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joel L. Hawthorne, President and Chief Executive Officer (Principal Executive Officer).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Quinn J Coburn, Vice President and Chief Financial Officer (Principal Financial Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	April 28, 2016	By:	/s/ Quinn J Coburn
Quinn J Coburn
Vice President and Chief Financial Officer (Principal Financial Officer)