Form 10-Q
period 2016-06-30
GRAFTECH INTERNATIONAL LTD
filed 2016-07-28
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐*
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of July 15, 2016, 100 shares of common stock, par value $.01 per share, were outstanding.
* The registrant is a voluntary filer and is not subject to the filing requirements of the Securities Exchange Act of 1934. However, during the preceding 12 months, the registrant has filed all reports that it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant was subject to the filing requirements of the Securities Exchange Act of 1934.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
Unuaudited

	Successor
	As of December 31, 2015	As of June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$6,927	$13,409
Accounts and notes receivable, net of allowance for doubtful accounts of $300 as of December 31, 2015 and $412 as of June 30, 2016	82,390	80,459
Inventories	218,130	187,240
Prepaid expenses and other current assets	21,157	23,634
Current assets of discontinued operations	98,281	92,873
Total current assets	426,885	397,615
Property, plant and equipment	571,329	585,504
Less: accumulated depreciation	20,166	48,206
Net property, plant and equipment	551,163	537,298
Deferred income taxes	15,326	18,476
Goodwill	172,059	171,117
Other assets	152,613	147,767
Long-term assets of discontinued operations	103,975	—
Total assets	$1,422,021	$1,272,273
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,147	$45,233
Short-term debt	4,772	16,482
Accrued income and other taxes	5,933	5,562
Rationalizations	1,195	401
Other accrued liabilities	20,994	25,063
Current liabilities of discontinued operations	23,082	19,315
Total current liabilities	96,123	112,056
Long-term debt	362,455	363,975
Other long-term obligations	94,318	91,177
Deferred income taxes	57,430	47,609
Long-term liabilities of discontinued operations	1,167	—
Contingencies – Note 11		—
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 225,000,000 shares authorized, 100 shares issued as of December 31, 2015 and June 30, 2016	—	—
Additional paid-in capital	854,337	854,337
Accumulated other comprehensive (loss) income	(10,255)	1,446
Accumulated deficit	(33,554)	(198,327)
Total stockholders’ equity	810,528	657,456

Total liabilities and stockholders’ equity	$1,422,021	$1,272,273
 See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Predecessor	Successor	Predecessor	Successor
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2016	2015	2016
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$125,809	$115,365	$288,303	$210,941
Cost of sales	111,591	120,266	257,593	217,696
Lower of cost or market inventory adjustment	—	3,504	—	14,625
Gross profit (loss)	14,218	(8,405)	30,710	(21,380)
Research and development	1,150	786	2,667	1,438
Selling and administrative expenses	19,709	13,487	39,798	27,157
Rationalizations	(26)	(64)	53	58
Impairments	—	—	35,381	—
Operating loss	(6,615)	(22,614)	(47,189)	(50,033)

Other expense (income), net	733	(1,198)	1,151	(960)
Interest expense	8,796	6,436	17,421	12,896
Interest income	(268)	—	(341)	(12)
Loss from continuing operations before provision for income taxes	(15,876)	(27,852)	(65,420)	(61,957)

Provision for income taxes	1,239	(5,591)	1,219	(5,886)
Net loss from continuing operations	(17,115)	(22,261)	(66,639)	(56,071)

Loss from discontinued operations, net of tax *	(5,702)	(106,138)	(11,786)	(108,702)

Net loss	$(22,817)	$(128,399)	$(78,425)	$(164,773)

STATEMENTS OF COMPREHENSIVE LOSS
Net loss	$(22,817)	$(128,399)	$(78,425)	$(164,773)
Other comprehensive loss:
Foreign currency translation adjustments	7,515	(830)	(22,096)	11,674
Commodities and foreign currency derivatives and other, net of tax of ($154) and $0, respectively	42	(106)	887	27
Other comprehensive (loss) income, net of tax:	7,557	(936)	(21,209)	11,701
Comprehensive loss	$(15,260)	$(129,335)	$(99,634)	$(153,072)
* Loss on discontinued operations includes a pretax impairment charge of $105,600 in the three and six months ended June 30, 2016. See Note 3 "Discontinued Operations and Related Assets Held for Sale"

See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Predecessor	Successor
	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2016
Cash flow from operating activities:
Net loss	$(78,425)	$(164,773)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation and amortization	39,384	43,228
Impairments	35,381	105,600
Lower of cost or market inventory adjustment, net of depreciation	—	12,758
Deferred income tax provision	(4,947)	(9,091)
Post-retirement and pension plan changes	2,252	2,102
Stock-based compensation	2,628	—
Interest expense	7,699	3,203
Other charges, net	(1,321)	(2,646)
Net change in working capital*	30,395	24,506
Increase in long-term assets and liabilities	(8,826)	(3,702)
Net cash provided by operating activities	24,220	11,185
Cash flow from investing activities:
Capital expenditures	(25,620)	(15,140)
Proceeds from the sale of assets	638	557
Derivative instrument settlements, net	(7,804)	(721)
Net cash used in investing activities	(32,786)	(15,304)
Cash flow from financing activities:
Short-term debt, net	4,506	11,004
Revolving Facility borrowings	74,000	32,000
Revolving Facility reductions	(66,000)	(32,000)
Principal payments on long-term debt	(67)	(69)
Purchase of treasury shares	(63)	—
Revolving Facility refinancing fees	(2,722)	(922)
Other	(2,850)	—
Net cash provided by financing activities	6,804	10,013
Net change in cash and cash equivalents	(1,762)	5,894
Effect of exchange rate changes on cash and cash equivalents	(1,283)	588
Cash and cash equivalents at beginning of period	17,550	6,927
Cash and cash equivalents at end of period	$14,505	$13,409
* Net change in working capital due to the following components:
Accounts and notes receivable, net	$34,858	$5,211
Inventories	3,274	17,122
Prepaid expenses and other current assets	6,238	(2,580)
Change in accounts payable and accruals	(11,806)	6,840
Rationalizations	(2,183)	(2,137)
Increase in interest payable	14	50
Net change in working capital	$30,395	$24,506

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
The Company also announced that it plans to review strategic alternatives for its Engineered Solutions business segment. This process is currently under way. See Note 3 "Discontinued Operations and Assets Held for Sale" for further information.
B. Basis of Presentation
The interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The December 31, 2015 financial position data included herein was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”) but does not include all disclosures required by GAAP in audited financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the accompanying notes, contained in the Annual Report.
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
C. Predecessor and Successor Reporting
On August 17, 2015, the Company was acquired by affiliates of Brookfield Asset Management Inc. (see Note 2 "Preferred Share Issuance and Merger"). We elected to account for the acquisition under the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of GTI were adjusted to their fair market value as of August 15, 2015, the day that Brookfield effectively took control of the Company.
Our consolidated statements of operations subsequent to the acquisition include amortization expense relating to the fair value adjustments and depreciation expense based on the fair value of the Company's property, plant and equipment that had previously been carried at historical cost less accumulated depreciation. Therefore, the Company's financial information prior to the acquisition is not comparable to the financial information subsequent to the Merger. As a result, the financial statements and certain note presentations are separated into two distinct periods, the period before the consummation of the acquisition (labeled "Predecessor") and the period after the date of acquisition (labeled "Successor"), to indicate the application of the different basis of accounting between the periods presented.

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
In April 2015, the FASB issued ASU 2015-3, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015 with early adoption permitted. We had no capitalized debt issuance costs as of December 31, 2015. We adopted this ASU as of January 1, 2016, and adoption resulted in no significant impact on the Company's financial position, results of operations or cash flows.
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
Preferred Stock
On August 11, 2015, the Company issued and sold to BCP IV GrafTech Holdings LP ("BCP"), an affiliate of Brookfield Asset Management Inc. (“Brookfield”) (i) 136,616 shares of a new Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), convertible into 19.9% of the shares of common stock of the Company outstanding immediately prior to such issuance and (ii) 13,384 shares of a new Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock,” and, together with the Series A Preferred Stock, the “Preferred Stock”), for an aggregate purchase price of $150,000,000 in cash (the “Purchase Price”), under the Investment Agreement dated May 4, 2015 (the “Investment Agreement”) between the Company and Brookfield.
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
Merger Agreement
On May 18, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated May 17, 2015, with BCP and Athena Acquisition Subsidiary Inc. a wholly owned subsidiary of BCP (“Acquisition Sub”). Pursuant to the Merger Agreement, on May 26, 2015, BCP commenced a cash tender offer to purchase any and all of the outstanding shares of common stock, par value $0.01 per share (the “Shares”), of the Company, at a purchase price of $5.05 per Share in cash (the “Offer Price”), on the terms and subject to the conditions set forth in the Offer to Purchase, dated May 26, 2015 (together with any amendments and supplements thereto, the “Offer to Purchase”) and in the related Letter of Transmittal (the “Letter of Transmittal” and, together with the Offer to Purchase, the “Offer”).
On August 14, 2015, Acquisition Sub accepted for payment all Shares validly tendered in the Offer and not withdrawn prior to the expiration of the Offer, and payment of the Offer Price for such Shares was made promptly. On August 17, 2015, Acquisition Sub merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of BCP (the "Merger").

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pursuant to the Merger Agreement, upon consummation of the Merger, each Share that was not tendered and accepted pursuant to the Offer (other than canceled shares, dissenting shares and shares held by the Company’s subsidiaries or BCP’s subsidiaries (other than Acquisition Sub)) was canceled and converted into cash consideration in an amount equal to the Offer Price.
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Goodwill: Goodwill of approximately $173.1 million was recognized for the acquisition and is calculated as the excess of the consideration transferred over the net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill was increased by $1.1 million in March 2016, as a result of a decreased inventory valuation of $2.0 million offset by an increase to deferred tax assets of $0.9 million.

(3)	Discontinued Operations and Related Assets Held for Sale
On February 26, 2016, the Company announced that it had initiated a strategic review of its Engineered Solutions business segment to better direct its resources and simplify its operations. Any potential sale of assets was prohibited by the Revolving Facility without approval of the requisite lenders thereunder. On April 27, 2016, GrafTech and certain of its subsidiaries entered into an amendment to the Revolving Facility (see Note 8 "Debt and Liquidity") which, among other things, permits the sale of assets with the restriction that the proceeds be utilized to pay down revolver borrowings. As of June 30, 2016, the Engineered Solutions segment qualified for reporting as discontinued operations. We anticipate this intiative to be completed within the next 12 months, and as such, the assets and liabilities have all been classified as current.
We evaluated the fair value of the Engineered Solutions business segment utilizing the market approach (Level 3 measure). As a result, we incurred an impairment charge to our Engineered Solutions business segment of $105.6 million to align the carrying value with estimated fair value as of June 30, 2016. The impairment charge is based upon Management’s best estimate of fair value less cost of disposal for the ES business. The estimate reflects Management’s view of the manner in which the Engineered Solutions business will be divested, including  assumptions as to if and how it will be split, given the lines of business and asset groups that constitute the Engineered Solutions segment. Amongst other things, the split into groups influences the computation of the impairment charge. The impairment charge and resulting loss in the three months ended June 30, 2016 is not offset by expected gains on certain group(s), and as a result may or may not later be partially offset through gains depending on the outcome of the divestiture. These assumptions and estimates are subject to change until divestiture is completed and may be adjusted in the quarter that the information becomes available.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the results of the Engineered Solutions business segment, reclassified as discontinued operations for the three and six months ended June 30, 2015 and 2016.

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2016
	(dollars in thousands)
Net sales	$39,313	$29,930
Cost of sales	37,591	24,569
Gross profit	1,722	5,361
Research and development	764	813
Selling and administrative expenses	5,544	5,314
Rationalizations	1,794	(255)
Impairment	—	105,600
Operating loss	(6,380)	(106,111)
Other expense (income)	(37)	(81)
Interest expense	399	951
Loss from discontinued operations before income taxes	(6,742)	(106,981)
Benefit from income taxes on discontinued operations	1,040	843
Loss from discontinued operations	$(5,702)	$(106,138)

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2016
	(dollars in thousands)
Net sales	$84,030	$59,019
Cost of sales	78,037	50,554
Gross profit	5,993	8,465
Research and development	1,679	1,691
Selling and administrative expenses	11,745	9,760
Rationalizations	4,210	(246)
Impairment	—	105,600
Operating loss	(11,641)	(108,340)
Other expense (income)	(64)	(72)
Interest expense	695	1,670
Loss from discontinued operations before income taxes	(12,272)	(109,938)
Benefit from income taxes on discontinued operations	486	1,236
Loss from discontinued operations	$(11,786)	$(108,702)
The significant components of our Statements of Cash Flows for the Engineered Solutions business segment held for sale are as follows:

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2016
	(dollars in thousands)
Depreciation and amortization	$7,330	$3,052
Impairment	—	105,600
Deferred income taxes	(486)	(1,236)
Capital expenditures	9,413	2,513
The following table summarizes the carrying value of the assets and liabilities of discontinued operations as of December 31, 2015 and June 30, 2016.

	As of December 31, 2015	As of June 30, 2016
	(dollars in thousands)
Current assets of discontinued operations:
Accounts receivable	$20,425	$19,030
Inventories	77,332	77,656
Prepaid expenses and other current assets	524	924
Total current assets of discontinued operations	98,281	97,610

Net property plant and equipment	86,369	86,595
Other assets	17,606	14,268
Total long-term assets of discontinued operations	103,975	100,863

Impairment upon reclassification to held for sale	—	(105,600)

Total assets of discontinued operations	$202,256	$92,873

Liabilities of discontinued operations:
Accounts payable	$9,331	$6,499
Accrued income and other taxes	3,113	2,500
Other accrued liabilities	10,638	9,336
Total current liabilities of discontinued operations	23,082	18,335

Other long-term obligations	1,167	980

Total liabilities of discontinued operations	$24,249	$19,315

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	Rationalizations
Throughout 2013, 2014 and 2015 the Company undertook rationalization plans in order to streamline its organization and lower its production costs. The majority of these initiatives were substantially complete as of June 30, 2016. The rationalization liability as of June 30, 2016 was $1.0 million consisting of the plan described below and severance payouts related to prior rationalization plans. In June of 2016, we further impaired assets related to our South African facility by $0.6 million to reflect a decline in market value.
2015 Advanced Graphite Materials Rationalization
On March 2, 2015, GrafTech announced plans to further optimize the production platform for its advanced graphite materials business. These actions included the closure of our Notre Dame, France facility and further reductions in force in our Columbia, Tennessee facility and other locations totaling approximately 85 people. The 2015 Advanced Graphite Materials rationalization plan will result in approximately $10 million of charges consisting of severance, inventory losses and other related costs. Approximately $8 million of these costs will be cash outlays, the majority of which were disbursed in 2015. We incurred charges of $3.2 million and $5.8 million in the three months and six months ended June 30, 2015. We incurred insignificant charges for this plan during the three and six months ended June 30, 2016. The remaining liability associated with this plan is $0.6 million as of June 30, 2016.

(5)	Segment Reporting

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
Engineered Solutions. The Engineered Solutions segment includes advanced electronics technologies, advanced graphite materials, advanced composite materials and refractory products. Advanced electronics technologies products consist of electronic thermal management solutions, fuel cell components and sealing materials. Advanced graphite materials are highly engineered synthetic graphite products used in many areas due to their unique properties and the ability to tailor them to specific solutions. These products are used in transportation, alternative energy, metallurgical, chemical, oil and gas exploration and various other industries. Advanced composite materials are highly engineered carbon products that are woven into various shapes primarily to support the aerospace and defense industries. Refractory products are used in blast furnaces and submerged arc furnaces due to their high thermal conductivity and the ease with which they can be machined to large or complex shapes. During the second quarter of 2016, our Engineered Solutions segment qualified as held for sale status and as such our Engineered Solution's results have been excluded from continuing operations. See Note 3 "Discontinued Operations and Assets Held for Sale" for significant components of the results of our Engineered Solutions segment.
The following tables summarize financial information concerning our reportable segments and all prior periods have been recast to reflect our new segmentation:

	Predecessor	Successor	Predecessor	Successor
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2016	2015	2016
	(Dollars in thousands)		(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$125,809	$115,365	$288,303	$210,941

Operating (loss) income:
Industrial Materials	$4,632	$(16,291)	$(22,312)	$(36,538)
Corporate, R&D and Other expenses	(11,247)	(6,323)	(24,877)	(13,495)
Total operating loss	$(6,615)	$(22,614)	$(47,189)	$(50,033)

Reconciliation of segment operating loss to loss before provision for income taxes
Other expense (income), net	$733	$(1,198)	$1,151	$(960)
Interest expense	8,796	6,436	17,421	12,896
Interest income	(268)	—	(341)	(12)
Loss from continuing operations before provision for income taxes	$(15,876)	$(27,852)	$(65,420)	$(61,957)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	Benefit Plans
The components of our consolidated net pension costs are set forth in the following table:

	Predecessor	Successor	Predecessor	Successor
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2016	2015	2016
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$506	$508	$1,333	$1,016
Interest cost	1,526	1,498	3,052	2,996
Expected return on plan assets	(1,354)	(1,310)	(2,708)	(2,620)
Amortization of prior service cost	1	—	2	—
Net cost	$679	$696	$1,679	$1,392
The components of our consolidated net postretirement costs are set forth in the following table:

	Predecessor	Successor	Predecessor	Successor
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2016	2015	2016
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$4	$1	$8	$2
Interest cost	315	272	630	543
Amortization of prior service cost	(43)	—	(86)	—
Net cost	$276	$273	$552	$545

(7)	Goodwill and Other Intangible Assets
We are required to review goodwill and indefinite-lived intangible assets annually for impairment. Goodwill impairment is tested at the reporting unit level (for example, graphite electrodes, needle coke, etc.) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
We received notice in March, 2015 that the market prices for needle coke were decreasing by an additional 18%, effective for the second quarter of 2015. This decline further compressed our margins for needle coke products versus our annual plan. We determined that this change, which was driven by overcapacity in the market, indicated that the needle coke industry is facing a deeper and longer trough than previously expected. We considered the additional price change as a triggering event and tested our needle coke goodwill for impairment as of March 31, 2015. This test resulted in an impairment charge for the remaining needle coke goodwill of $35.4 million.
As a result of our acquisition by Brookfield, our goodwill and intangibles were revalued as of August 15, 2015. See Note 2 "Preferred Share Issuance and Merger" for description of the Merger and the results of purchase price accounting. The following tables represents the changes in the carrying value of goodwill and intangibles during the predecessor entity period of January 1, 2015 through August 14, 2015 and the successor entity period of August 15, 2015 through June 30, 2016:

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Goodwill
Predecessor	(Dollars in Thousands)
Balance as of December 31, 2014	$420,129
Impairment	(35,381)
Currency translation effect	(616)
Balance as of August 14, 2015	$384,132

Successor
Balance as of August 15, 2015	$170,418
Adjustments	1,641
Balance as of December 31, 2015	$172,059
Adjustments (See Note 2)	1,058
Goodwill transferred to discontinued operations	(2,000)
Balance as of June 30, 2016	$171,117

Intangible Assets
	As of December 31, 2015			As of June 30, 2016
	Gross Carrying Amount	Accumulated Amortization & Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization & Impairment	Net Carrying Amount
	(Dollars in Thousands)
Trade name	$22,000	$(896)	$21,104	$22,500	$(2,075)	$20,425
Technological know-how	54,100	(2,934)	51,166	55,300	(6,767)	48,533
Customer –related intangible	64,500	(1,602)	62,898	64,500	(3,937)	60,563
Total finite-lived intangible assets	$140,600	$(5,432)	$135,168	$142,300	$(12,779)	$129,521
Amortization expense of acquired intangible assets was $4.4 million in the three months ended June 30, 2015 and $3.6 million in the three months ended June 30, 2016 and $8.7 million and $7.2 million in the six months ended June 30, 2015 and June 30, 2016, respectively. Estimated amortization expense will approximate $7.7 million in the remainder of 2016, $13.6 million in 2017, $12.9 million in 2018, $12.2 million in 2019 and $11.4 million in 2020.

(8)	Debt and Liquidity
The following table presents our long-term debt:

	As of December 31, 2015	As of June 30, 2016
	(Dollars in thousands)
Credit Facility (Revolving Facility and Term Loan Facility)	$98,000	$109,000
Senior Notes	267,827	270,961
Other Debt	1,400	496
Total Debt	367,227	380,457
Less: Short-term Debt	(4,772)	(16,482)
Long-term Debt	$362,455	$363,975
The fair value of debt, which was determined using Level 2 inputs, was $335.4 million versus a book value of $380.5 million as of June 30, 2016. As a result of our acquisition by Brookfield and the resulting purchase price accounting adjustments (see Note 2 "Preferred Share Issuance and Merger"), our Senior Notes were adjusted to their

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

fair market value as of August 15, 2015. The discount to fair value will be accreted over the remaining term of the Notes.
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
On April 27, 2016, GrafTech and certain of its subsidiaries entered into an amendment to the Revolving Facility. The size of the Revolving Facility was permanently reduced from $375 million to $225 million. New covenants were also added to the Revolving Facility, including a requirement to make mandatory repayments of outstanding amounts under the Revolving Facility and the Term Loan Facility with the proceeds of any sale of all or any substantial part of the assets included in the Engineered Solutions segment and a requirement to maintain minimum liquidity (consisting of cash, cash equivalents and availability under the Revolving Facility) in excess of $25 million. The covenants were also modified to provide for: the elimination of certain exceptions to the Company’s negative covenants limiting the Company’s ability to make certain investments, sell assets, make restricted payments, incur liens and incur debt; a restriction on the amount of cash and cash equivalents permitted to be held on the balance sheet at any one time without paying down the Revolving Facility and the Term Loan Facility; and changes to the Company’s financial covenants so that until the earlier of March 31, 2019 or the Company has $75 million in trailing twelve month EBITDA (as defined in the Revolving Facility), the Company is required to maintain trailing twelve month EBITDA above certain minimums ranging from ($40 million) to $35 million after which the Company’s existing financial covenants under the Revolving Facility will apply.
With this amendment, the Company has full access to the $225 million Revolving Facility. As of June 30, 2016, the Company had $72.0 million of borrowings on the Revolving Facility and $13.5 million of letters of credit drawn against the Revolving Facility.
The $40 million Term Loan Facility was fully drawn on August 11, 2015, in connection with the repayment of the Senior Subordinated Notes. The balance of the Term Loan Facility of $37.0 million as of June 30, 2016.
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

The indenture for the Senior Notes states that if, prior to maturity, a change in control (as defined in the indenture) of the Company occurs and thereafter certain downgrades of the ratings of the Senior Notes as specified in the indenture occur, the Company will be required to offer to repurchase any or all of the Senior Notes at a repurchase price equal to 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest. On August 17, 2015 a change in control occurred due to the Merger (see Note 2 to the Financial Statements). However, the downgrade of the ratings of the Senior Notes, as specified in the indenture, did not occur. Therefore, the Company was not and will not be required to offer to repurchase the Senior Notes as a result of the Merger.

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

(9)	Inventories
Inventories are comprised of the following:

	As of December 31, 2015	As of June 30, 2016
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$66,201	$60,080
Work in process	89,198	65,055
Finished goods	62,731	62,105
Total	$218,130	$187,240
Due to decreased pricing in our graphite electrode product line, we recorded a lower of cost or market inventory adjustment of $3.5 million and $14.6 million in the three and six months ended June 30, 2016, respectively.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) Interest Expense
The following tables present the components of interest expense:

	Predecessor	Successor	Predecessor	Successor
	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2016
	(Dollars in thousands)		(Dollars in thousands)

Interest incurred on debt	$4,883	$4,819	$9,757	$9,716
Amortization of discount on Senior Subordinated Notes	3,261	—	6,468	—
Accretion of fair value adjustment on Senior Notes	—	1,571	—	3,134
Amortization of debt issuance costs	652	46	1,196	46
Total interest expense	$8,796	$6,436	$17,421	$12,896
Interest Rates
The Revolving Facility had an effective interest rate of 2.68% and 4.22% as of December 31, 2015 and June 30, 2016, respectively. The Term Loan Facility had an interest rate of 2.49% as of December 31, 2015 and 4.22% as of June 30, 2016. The Senior Notes have a fixed interest rate of 6.375%.

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
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the six months ended June 30, 2016, are presented below:

(Dollars in thousands)
Balance as of December 31, 2015	$388
Product warranty adjustments	879
Payments and settlements	(475)
Balance as of June 30, 2016	$792

(12)	Income Taxes
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the provision for income taxes for the three and six months ended June 30, 2015 and June 30, 2016:

	Predecessor	Successor	Predecessor	Successor
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2016	2015	2016
	(Dollars in thousands)		(Dollars in thousands)
Tax (benefit) expense	$1,239	$(5,591)	$1,219	$(5,886)
Pretax loss	$(15,876)	$(27,852)	$(65,420)	$(61,957)
Effective tax rates	(7.8)%	20.1%	(1.9)%	9.5%
For the three and six months ended June 30, 2016, the effective tax rate differs from the U.S. statutory rate of 35% primarily due to recent losses in foreign jurisdictions where a tax benefit will be recognized, offset by recent losses in the U.S. and Switzerland where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries taxed at different rates. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future. The effective tax rate for the three and six months ended June 30, 2015 differs from the U.S. statutory rate of 35% primarily due to recent losses in the U.S. and Switzerland where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries taxed at different rates.
As of June 30, 2016, we had unrecognized tax benefits of $3.9 million, $3.1 million of which, if recognized, would have a favorable impact on our effective tax rate.
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
Foreign currency derivatives

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures such as foreign currency denominated debt, sales, receivables, payables, and purchases. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. There was no ineffectiveness on these contracts designated as hedging instruments during the six months ended June 30, 2015 and 2016, respectively.
In 2015 and 2016, we entered into foreign currency derivatives denominated in the Mexican peso, South African rand, Brazilian real, euro and Japanese yen. These derivatives were entered into to protect the risk that the eventual cash flows resulting from commercial and business transactions may be adversely affected by changes in exchange rates between the U.S. dollar and the Mexican peso, euro and Japanese yen. As of June 30, 2016, we had outstanding Mexican peso, euro, and Japanese yen currency contracts with an aggregate notional amount of $33.2 million. The foreign currency derivatives outstanding as of June 30, 2016 have maturities that range from July, 2016 to September, 2016.
Commodity derivative contracts
We periodically enter into derivative contracts for certain refined oil products and natural gas. These contracts are entered into to protect against the risk that eventual cash flows related to these products may be adversely affected by future changes in prices. As of June 30, 2016, we had no outstanding derivative swap contracts for refined oil products or natural gas.
Net Investment Hedges
We use certain intercompany debt to hedge a portion of our net investment in our foreign operations against currency exposure (net investment hedge). Intercompany debt denominated in foreign currency and designated as a non-derivative net investment hedging instrument was $11.8 million and $12.5 million as of December 31, 2015 and June 30, 2016, respectively. Within the currency translation adjustment portion of other comprehensive income, we recorded a gain of $0.1 million for the three months ended June 30, 2015, and we incurred no gain or loss in three months ended June 30, 2016, resulting from these net investment hedges. We recorded a gain of $0.8 million in the six months ended June 30, 2015 and a loss of $0.6 million in the six months ended June 30, 2016 within other comprehensive income related to theses hedges.

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

    The following tables set forth condensed consolidating balance sheets as of December 31, 2015 and June 30, 2016 and condensed consolidating statements of operations and comprehensive income and statements of cash flows for the three months ended March 31, 2015 (Predecessor) and 2016 (Successor) of the Parent Guarantors and the Non-Guarantors.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2015
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$646	$6,281	$—	$6,927
Accounts receivable - affiliates	51,592	9,803	19,505	(80,900)	—
Accounts receivable - trade	—	7,599	74,791	—	82,390
Inventories	—	54,613	163,517	—	218,130
Prepaid and other current assets	—	7,913	13,244	—	21,157
Current assets of discontinued operations	—	81,638	17,520	(877)	98,281
Total current assets	51,592	162,212	294,858	(81,777)	426,885

Investment in affiliates	1,068,027	668,113	—	(1,736,140)	—
Property, plant and equipment	—	209,633	341,530	—	551,163
Deferred income taxes	—	—	15,326	—	15,326
Goodwill	—	72,399	99,660	—	172,059
Notes receivable - affiliate	—	46,074	—	(46,074)	—
Other assets	—	79,367	73,246	—	152,613
Long-term assets of discontinued operations	—	99,457	4,518	—	103,975
Total Assets	$1,119,619	$1,337,255	$829,138	$(1,863,991)	$1,422,021

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - affiliate	$159	$71,099	$9,642	$(80,900)	$—
Accounts payable - trade	—	11,191	28,956	—	40,147
Short-term debt	—	4,636	136	—	4,772
Accrued income and other taxes	—	2,824	3,109	—	5,933
Rationalizations	—	995	200	—	1,195
Other accrued liabilities	2,444	4,847	13,703	—	20,994
Short-term liabilities of discontinued operations	—	18,384	5,575	(877)	23,082
Total current liabilities	2,603	113,976	61,321	(81,777)	96,123

Long-term debt - affiliate	38,661	—	7,413	(46,074)	—
Long-term debt - third party	267,827	93,758	870	—	362,455
Other long-term obligations	—	60,508	33,810	—	94,318
Deferred income taxes	—	248	57,182	—	57,430
Long-term liabilities of discontinued operations	—	738	429	—	1,167
Stockholders' equity	810,528	1,068,027	668,113	(1,736,140)	810,528
Total Liabilities and Stockholders' Equity	$1,119,619	$1,337,255	$829,138	$(1,863,991)	$1,422,021

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2016
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$737	$12,672	$—	$13,409
Accounts receivable - affiliates	51,592	3,657	12,696	(67,945)	—
Accounts receivable - trade	—	8,642	71,817	—	80,459
Inventories	—	44,003	143,237	—	187,240
Prepaid and other current assets	—	8,146	15,488	—	23,634
Current assets of discontinued operations	—	79,908	18,008	(5,043)	92,873
Total current assets	51,592	145,093	273,918	(72,988)	397,615

Investment in affiliates	928,091	632,784	—	(1,560,875)	—
Property, plant and equipment	—	201,677	335,621	—	537,298
Deferred income taxes	—	—	18,476	—	18,476
Goodwill	—	70,399	100,718	—	171,117
Notes receivable - affiliate	—	55,999	—	(55,999)	—
Other assets	—	75,300	72,467	—	147,767
Total Assets	$979,683	$1,181,252	$801,200	$(1,689,862)	$1,272,273

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - affiliate	$236	$64,294	$3,415	$(67,945)	$—
Accounts payable - trade	—	8,178	37,055	—	45,233
Short-term debt	—	11,341	5,141	—	16,482
Accrued income and other taxes	—	1,109	4,453	—	5,562
Rationalizations	—	384	17	—	401
Other accrued liabilities	2,444	6,190	16,429	—	25,063
Liabilities of discontinued operations	—	17,006	7,352	(5,043)	19,315
Total current liabilities	2,680	108,502	73,862	(72,988)	112,056

Long-term debt - affiliate	48,586	—	7,413	(55,999)	—
Long-term debt - third party	270,961	87,105	5,909	—	363,975
Other long-term obligations	—	57,305	33,872	—	91,177
Deferred income taxes	—	249	47,360	—	47,609
Stockholders' equity	657,456	928,091	632,784	(1,560,875)	657,456
Total Liabilities and Stockholders' Equity	$979,683	$1,181,252	$801,200	$(1,689,862)	$1,272,273

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Three Months ended June 30, 2015 (Predecessor)
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$51,654	$15,503	$(67,157)		$—
Sales - third party	—	30,045	95,764	—		125,809
Net sales	—	81,699	111,267	(67,157)		125,809
Cost of sales	—	69,923	108,825	(67,157)		111,591
Gross profit	—	11,776	2,442	—		14,218

Research and development	—	1,150	—	—		1,150
Selling and administrative expenses	—	8,301	11,408	—		19,709
Rationalizations	—	(29)	3	—		(26)
Operating (loss) income	—	2,354	(8,969)	—		(6,615)

Other expense (income), net	—	457	276	—		733
Interest expense - affiliate	—	145	—	(145)		—
Interest expense - third party	8,220	459	117	—		8,796
Interest income - affiliate	(145)	—	—	145		—
Interest income - third party	—	—	(268)	—		(268)
Income (Loss) from continuing operations before provision for income taxes	(8,075)	1,293	(9,094)	—	`	(15,876)

Provision for income taxes	—	(4,043)	5,282	—		1,239
Equity in loss from continuing operations of subsidiary	(9,040)	(14,376)	—	23,416		—
Net (loss) income from continuing operations	(17,115)	(9,040)	(14,376)	23,416		(17,115)

Loss from discontinued operations, net of tax	—	(4,340)	(1,362)	—		(5,702)
Equity in loss from discontinued operations of subsidiary	(5,702)	(1,362)	—	7,064		—
Net (loss) income from discontinued operations	(5,702)	(5,702)	(1,362)	7,064		(5,702)

Net loss	$(22,817)	$(14,742)	$(15,738)	$30,480		$(22,817)

Statements of Comprehensive Income

Net (loss) income	$(22,817)	$(14,742)	$(15,738)	$30,480		$(22,817)
Other comprehensive (loss) income	7,557	7,557	6,623	(14,180)		7,557
Comprehensive (loss) income	$(15,260)	$(7,185)	$(9,115)	$16,300		$(15,260)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Three Months ended June 30, 2016 (Successor)
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$38,238	$16,081	$(54,319)		$—
Sales - third party	—	21,824	93,541	—		115,365
Net sales	—	60,062	109,622	(54,319)		115,365
Cost of sales	—	43,760	130,825	(54,319)		120,266
Lower of cost or market inventory adjustment	—	1,761	1,743	—		3,504
Gross profit (loss)	—	14,541	(22,946)	—		(8,405)

Research and development	—	786	—	—		786
Selling and administrative expenses	—	3,688	9,799	—		13,487
Rationalizations	—	28	(92)	—		(64)
Operating (loss) income	—	10,039	(32,653)	—		(22,614)

Other expense (income), net	—	472	(1,670)	—		(1,198)
Interest expense - affiliate	236	—	—	(236)		—
Interest expense - third party	6,353	13	70	—		6,436
Interest income - affiliate	—	(236)	—	236		—
Loss from continuing operations before provision for income taxes	(6,589)	9,790	(31,053)	—	`	(27,852)

Provision for income taxes	—	238	(5,829)	—		(5,591)
Equity in loss from continuing operations of subsidiary	(15,672)	(25,224)	—	40,896		—
Net (loss) income from continuing operations	(22,261)	(15,672)	(25,224)	40,896		(22,261)

Loss from discontinued operations, net of tax	—	(103,752)	(2,386)	—		(106,138)
Equity in loss from discontinued operations of subsidiary	(106,138)	(2,386)		108,524		—
Net (loss) income from discontinued operations	(106,138)	(106,138)	(2,386)	108,524		(106,138)

Net loss	$(128,399)	$(121,810)	$(27,610)	$149,420		$(128,399)

Statements of Comprehensive Income

Net (loss) income	$(128,399)	$(121,810)	$(27,610)	$149,420		$(128,399)
Other comprehensive (loss) income	(936)	(936)	(936)	1,872		(936)
Comprehensive (loss) income	$(129,335)	$(122,746)	$(28,546)	$151,292		$(129,335)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Six Months ended June 30, 2015 (Predecessor)
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$97,324	$42,278	$(139,602)		$—
Sales - third party	—	64,538	223,765	—		288,303
Net sales	—	161,862	266,043	(139,602)		288,303
Cost of sales	—	148,325	248,870	(139,602)		257,593
Gross profit	—	13,537	17,173	—		30,710

Research and development	—	2,667	—	—		2,667
Selling and administrative expenses	—	18,094	21,704	—		39,798
Impairments	—	35,381	—	—		35,381
Rationalizations	—	(29)	82	—		53
Operating income (loss)	—	(42,576)	(4,613)	—		(47,189)

Other expense (income), net	—	791	360	—		1,151
Interest expense - affiliate	—	305	—	(305)		—
Interest expense - third party	16,382	828	211	—		17,421
Interest income - affiliate	(305)	—	—	305		—
Interest income - third party	—	—	(341)	—		(341)
Loss from continuing operations before provision for income taxes	(16,077)	(44,500)	(4,843)	—	`	(65,420)

Provision for income taxes	—	(3,692)	4,911	—		1,219
Equity in loss from continuing operations of subsidiary	(50,562)	(9,754)	—	60,316		—
Net (loss) income from continuing operations	(66,639)	(50,562)	(9,754)	60,316		(66,639)

Loss from discontinued operations, net of tax	—	(5,644)	(6,142)	—		(11,786)
Equity in loss from discontinued operations of subsidiary	(11,786)	(6,142)		17,928		—
Net (loss) income from discontinued operations	(11,786)	(11,786)	(6,142)	17,928		(11,786)

Net loss	$(78,425)	$(62,348)	$(15,896)	$78,244		$(78,425)

Statements of Comprehensive Income

Net (loss) income	$(78,425)	$(62,348)	$(15,896)	$78,244		$(78,425)
Other comprehensive (loss) income	(21,209)	(21,209)	(22,207)	43,416		(21,209)
Comprehensive (loss) income	$(99,634)	$(83,557)	$(38,103)	$121,660		$(99,634)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2016 (Successor)
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$79,137	$35,724	$(114,861)		$—
Sales - third party	—	42,644	168,297	—		210,941
Net sales	—	121,781	204,021	(114,861)		210,941
Cost of sales	—	105,414	227,143	(114,861)		217,696
Lower of cost or market inventory adjustment	—	3,782	10,843	—		14,625
Gross profit (loss)	—	12,585	(33,965)	—		(21,380)

Research and development	—	1,438	—	—		1,438
Selling and administrative expenses	—	9,674	17,483	—		27,157
Rationalizations	—	115	(57)	—		58
Operating income (loss)	—	1,358	(51,391)	—		(50,033)

Other expense (income), net	6	742	(1,708)	—		(960)
Interest expense - affiliate	434	—	—	(434)		—
Interest expense - third party	12,697	54	145	—		12,896
Interest income - affiliate	—	(434)	—	434		—
Interest income - third party	—	—	(12)	—		(12)
Loss from continuing operations before provision for income taxes	(13,137)	996	(49,816)	—	`	(61,957)

Provision for income taxes	—	255	(6,141)	—		(5,886)
Equity in loss from continuing operations of subsidiary	(42,934)	(43,675)	—	86,609		—
Net (loss) income from continuing operations	(56,071)	(42,934)	(43,675)	86,609		(56,071)

Loss from discontinued operations, net of tax	—	(105,330)	(3,372)	—		(108,702)
Equity in loss from discontinued operations of subsidiary	(108,702)	(3,372)		112,074		—
Net (loss) income from discontinued operations	(108,702)	(108,702)	(3,372)	112,074		(108,702)

Net loss	$(164,773)	$(151,636)	$(47,047)	$198,683		$(164,773)

Statements of Comprehensive Income

Net (loss) income	$(164,773)	$(151,636)	$(47,047)	$198,683		$(164,773)
Other comprehensive (loss) income	11,701	11,701	11,701	(23,402)		11,701
Comprehensive (loss) income	$(153,072)	$(139,935)	$(35,346)	$175,281		$(153,072)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2015 (Predecessor)
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$(7,355)	$22,992	$36,293	$(27,710)	$24,220

Cash flow from investing activities:
Repayments from (loans to) affiliates	7,418	—	—	(7,418)	—
Capital expenditures	—	(16,994)	(8,626)	—	(25,620)
Payments for derivative instruments	—	(7,595)	(209)	—	(7,804)
Proceeds from sale of fixed assets	—	397	241		638
Net cash provided by (used in) investing activities	7,418	(24,192)	(8,594)	(7,418)	(32,786)

Cash flow from financing activities:
(Repayments to) loans from affiliates	—	(7,418)	—	7,418	—
Dividends to affiliates	—	—	(27,710)	27,710	—
Short-term debt borrowings	—	2,001	2,505	—	4,506
Revolving Facility borrowings	—	62,000	12,000	—	74,000
Revolving Facility reductions	—	(54,000)	(12,000)	—	(66,000)
Principal payments on long term debt	—	(67)	—	—	(67)
Purchase of treasury shares	(63)	—	—	—	(63)
Revolver facility refinancing	—	(2,691)	(31)	—	(2,722)
Other	—	(2,850)	—	—	(2,850)
Net cash provided by (used in) financing activities	(63)	(3,025)	(25,236)	35,128	6,804

Net change in cash and cash equivalents	—	(4,225)	2,463	—	(1,762)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,283)	—	(1,283)
Cash and cash equivalents at beginning of period	—	5,503	12,047	—	17,550
Cash and cash equivalents at end of period	$—	$1,278	$13,227	$—	$14,505

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 (Successor)
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities:	$(9,568)	$14,014	$6,739	$—	$11,185

Cash flow from investing activities:
Loans to affiliates	—	(9,568)	—	9,568	—
Capital expenditures	—	(4,825)	(10,315)	—	(15,140)
Payments for derivative instruments	—		(721)	—	(721)
Proceeds from sale of assets	—	458	99	—	557
Net cash provided by (used in) investing activities	—	(13,935)	(10,937)	9,568	(15,304)

Cash flow from financing activities:
Loans from affiliates	9,568	—	—	(9,568)	—
Short-term debt, net	—	6,002	5,002	—	11,004
Revolving Facility borrowings	—	27,000	5,000	—	32,000
Revolving Facility reductions	—	(32,000)	—	—	(32,000)
Principal payments on long term debt	—	(69)	—	—	(69)
Revolver facility refinancing	—	(922)	—	—	(922)
Net cash (used in) provided by financing activities	9,568	11	10,002	(9,568)	10,013

Net change in cash and cash equivalents	—	90	5,804	—	5,894
Effect of exchange rate changes on cash and cash equivalents	—	—	588	—	588
Cash and cash equivalents at beginning of period	—	646	6,281	—	6,927
Cash and cash equivalents at end of period	$—	$736	$12,673	$—	$13,409

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
Forward Looking Statements
Forward Looking Statements and Risks. This Report contains forward looking statements. In addition, we or our representatives have made or may make forward looking statements on telephone or conference calls, by webcasts or emails, in person, in presentations or written materials, or otherwise. These include statements about such matters as future, targeted or expected (or the impact of current, future, expected or targeted): outlook for 2016 or beyond; operational and financial performance; growth prospects and rates; profitability, cash flow, liquidity and capital resources, production rates, inventory levels and EBITDA; rationalization, product line change, cost and liquidity initiatives; changes in the operating or utilization rates or efficiency in our operations or our competitors' or customers' operations; product quality; diversification, new products, and product improvements; divestitures, asset sales, investments and acquisitions that we may make in the future; possible debt or equity financing or refinancing (including factoring and supply chain financing) activities; customer bankruptcies; conditions and changes in the global financial and credit markets; accounting changes; currency exchange and interest rates and changes therein; changes in production capacity in our operations and our competitors' or customers' operations; growth rates for, prices and sales of, and demand for, our products and our customers' products; costs of materials and production, including increases or decreases therein, our ability to pass on any such increases in our product prices or impose surcharges thereon, or customer or market demand to reduce our prices due to such decreases; changes in customer order patterns due to changes in economic conditions; productivity, business process and operational initiatives; the markets we serve and our position in those markets; employment and contributions of key personnel; employee relations and collective bargaining agreements covering many of our operations; tax rates and the effects of jurisdictional mix; capital expenditures and changes therein; nature and timing of restructuring and rationalization charges and payments; inventory and supply chain management; customer and supplier contractual provisions and related opportunities and issues; competitive activities; strategic plans, initiatives and business projects; regional and global economic and industry market conditions, the timing and magnitude of changes in such conditions; interest rate management activities; currency rate management activities; deleveraging activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, technology development and collaboration, investment, acquisition, venture, operational, tax, financial and capital projects; legal proceedings, investigations, contingencies, and environmental compliance, including any regulatory initiatives with respect to greenhouse gas emissions; consulting projects; and costs, working capital, revenues, business opportunities, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. The words “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “intend,” “should,” “would,” “could,” “target,” “goal,” “continue to,” “positioned to” and similar expressions, or the negatives thereof, identify some of these statements.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Our expectations and targets are not predictions of actual performance and historically our performance has deviated, often significantly, from our expectations and targets. Actual future events and circumstances (including future results and trends) could differ materially, positively or negatively, from those set forth in these statements due to various factors. These factors include:

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

•
the possibility that a determination that we have failed to comply with one or more export control or trade sanction laws to which we are subject could result in civil or criminal penalties, denial of export privileges and loss of revenues from certain customers;

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

•
the possibility that current economic disruptions or other conditions may result in idling or permanent closure of blast furnace capacity or delay of blast furnace capacity additions or replacements which may affect demand and prices for our refractory products;

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

•
the possibility that economic, political and other risks associated with operating globally, including national and international conflicts, terrorist acts, political and economic instability, civil unrest, community activism and natural or nuclear calamities, might interfere with our supply chains, customers or activities in a particular location;

•
the possibility that reductions in customers' production, increases in competitors' capacity, competitive pressures, or other changes in other markets we serve may occur, which may impact demand for, prices of or unit and dollar volume sales of, our other products, or growth or profitability of our other product lines, or change our position in such markets;

•
the possibility that we will not be able to hire and retain key personnel, maintain appropriate relations with unions, associations and employees or renew or extend our collective bargaining or similar agreements on reasonable terms as they expire or do so without a work stoppage or strike;

•
the possibility that an adverse determination in litigation pending in Brazil involving disputes related to the proper interpretation of certain collectively bargained wage increase provisions applicable to both us and other employers in the Bahia region might result in liabilities for our Brazilian subsidiary;

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
In its July, 2016 report, the International Monetary Fund (IMF) reduced its estimated global growth by 0.1% for both 2016 and 2017 to 3.1% and 3.4%, respectively. This revision was primarily the result of the U.K. vote to exit the European union ("Brexit") as the IMF stated pre-Brexit estimates indicated a 0.1% increase in global growth for 2017. Projections for advanced economies declined 0.1% and 0.2% to 1.8% for both 2016 and 2017. Emerging market and developing economies estimates remained diverse.
In its short range outlook released on April 13, 2016, the World Steel Association (WSA) forecast that global steel demand will decrease by 0.8% percent to 1,488 million tons in 2016 with positive growth of 0.4% returning in 2017. This estimate is significantly lower than the 1,523 million tons WSA forecasted for 2016 in October. WSA noted that the decrease was primarily attributable to China, Brazil and Russia. In developed economies, the WSA expects steel demand to grow by 1.7% in 2016 and 1.1% in 2017.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Results of Operations and Segment Review
Three Months Ended June 30, 2015 (Predecessor) as Compared to the Three Months Ended June 30, 2016 (Successor).
The tables presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our MD&A, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.
Business Combination Accounting
As a result of business combination accounting resulting from our acquisition by Brookfield (see Note 2 "Preferred Share Issuance and Merger"), the Company's financial statements are separated into two distinct periods, the period before the consummation of the Brookfield transaction (labeled predecessor) and the period after that date (labeled successor), to indicate the application of different basis of accounting between the periods presented.

	Predecessor		Successor
(in thousands)	For the Three Months Ended June 30, 2015		For the Three Months Ended June 30, 2016
Net sales	$125,809		$115,365
Cost of sales	111,591		120,266
Lower of cost or market inventory adjustment	—		3,504
Gross profit (loss)	14,218		(8,405)
Research and development	1,150		786
Selling and administrative expenses	19,709		13,487
Rationalizations	(26)		(64)
Operating loss	(6,615)	—	(22,614)
Other (income) expense, net	733		(1,198)
Interest expense	8,796		6,436
Interest income	(268)		—
Loss from continuing operations before provision for income taxes	(15,876)		(27,852)
Provision for income taxes	1,239		(5,591)
Net loss from continuing operations	(17,115)		(22,261)
Loss from discontinued operations, net of tax	(5,702)		(106,138)
Net income (loss)	$(22,817)		$(128,399)

Net sales. Net sales for our Industrial Materials segment decreased from $125.8 million in the three months ended June 30, 2015 to $115.4 million in the three months ended June 30, 2016. Our graphite electrode product line was negatively impacted by a 28% decline in the weighted average selling prices compared to the same period of the prior year. This decline in sales price was partially offset by a 31% increase in sales volumes.
Cost of sales. We experienced increases in cost of sales from $111.6 million in the three months ended June 30, 2015 compared to $120.3 million in the three months ended June 30, 2016. The increase in cost of sales was driven by increased volumes in our graphite electrode business and were partially offset by the decreased variable manufacturing costs resulting from decreased raw materials pricing and increased utilization. Increased utilization was driven primarily by our rationalization initiatives over the last three years and optimization of our graphite electrode plant capacity.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Lower of cost or market inventory adjustment. In the three months ended June 30, 2016, we incurred a lower of cost or market adjustment of $3.5 million in certain product lines within our graphite electrode business reflecting the aforementioned decreased pricing.
Selling and administrative expenses. Selling and administrative expenses have decreased from $19.7 million in the three months ended June 30, 2015 to $13.5 million in the three months ended June 30, 2016. This decrease was primarily driven by headcount reductions resulting from our rationalization initiatives. Additionally, the three months ended June 30, 2015 included $3.3 million of proxy and related costs and $1.0 million of stock based compensation expense.
Research and development expenses. Research and development expenses decreased from $1.2 million in the three months ended June 30, 2015 to $0.8 million in the three months ended June 30, 2016 due primarily to headcount reductions as well as overall cost control measures.
Interest Expense. Interest expense decreased from $8.8 million in the three months ended June 30, 2015 to $6.4 million in the three months ended June 30, 2016 primarily due to the payment of our Senior Subordinated Notes in August 2015.
Loss from Discontinued Operations. Our loss from discontinued operations increased from $(5.7) million in the three months ended June 30, 2015 to $(106.1) million in the three months ended June 30, 2016. This decrease was primarily driven by an impairment charge of $105.6 million to align the value of our assets held for sale with the estimated fair market value as of June 30, 2016. We were also impacted by lower pricing and volumes for our thermal solutions serving our advanced consumer electronics markets.
Segment operating income (loss). The following table represents our operating income (loss) by segment:

	Predecessor	Successor
	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2016
	(Dollars in thousands)
Industrial Materials	$4,632	$(16,291)
Corporate, R&D and Other Expenses	(11,247)	(6,323)
Total operating loss	$(6,615)	$(22,614)
Provision for income taxes. The following table summarizes the expense/(benefit) for income taxes:

	Predecessor	Successor
	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2016
	(Dollars in thousands)
Tax expense	$1,239	$(5,591)
Pretax loss	(15,876)	(27,852)
Effective tax rates	(7.8)%	20.1%
For the three months ended June 31, 2016, the effective tax rate differs from the U.S. statutory rate of 35% primarily due to recent losses in foreign jurisdictions where a tax benefit will be recognized, offset by recent losses in the U.S. and Switzerland where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries taxed at different rates. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future. The provision for income taxes for the three months ended June 30, 2015 differs from the U.S. statutory rate of 35% primarily due to recent losses in the U.S. where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries taxed at different rates.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Six Months Ended June 30, 2015 (Predecessor) as Compared to the Six Months Ended June 30, 2016 (Successor)
The tables presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our MD&A, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.
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

	Predecessor	Successor
(in thousands, except % change)	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2016
Net sales	$288,303	$210,941
Cost of sales	257,593	217,696
Lower of cost or market inventory adjustment	—	14,625
Gross profit (loss)	30,710	(21,380)
Research and development	2,667	1,438
Selling and administrative expenses	39,798	27,157
Rationalizations	53	58
Impairments	35,381	—
Operating income (loss)	(47,189)	(50,033)
Other expense, net	1,151	(960)
Interest expense	17,421	12,896
Interest income	(341)	(12)
Loss from continuing operations before provision for income taxes	(65,420)	(61,957)
Provision for income taxes	1,219	(5,886)
Net loss from continuing operations	(66,639)	(56,071)
Loss from discontinued operations, net of tax	(11,786)	(108,702)
Net income (loss)	$(78,425)	$(164,773)

Net sales. Net sales for our Industrial Materials segment decreased from $288.3 million in the six months ended June 30, 2015 to $210.9 million in the six months ended June 30, 2016. This decrease was driven by softening demand in the steel markets, particularly in EAF environments. This softening demand drove down the weighted average sales price of our graphite electrode products by 25% in the six months ended June 30, 2016, compared to the six months ended June 30, 2015.
Cost of sales. Cost of sales decreased from $257.6 million for the six months ended June 30, 2015 to $217.7 million in the six months ended June 30, 2016. This decreases was driven primarily by reduced variable manufacturing costs. These reductions have been driven by lower raw material prices, an improved cost structure from our rationalization initiatives and plant optimization. Cost of sales also benefited from an advantageous currency impact of $6.9 million.
Lower of cost or market inventory adjustment. In the six months ended June 30, 2016, we incurred a lower of cost or market adjustment of $14.6 million in certain product lines within our graphite electrode business reflecting the decreased pricing.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Selling and general administrative. Selling and general administrative expenses decreased from $39.8 million in the six months ended June 30, 2015 compared to $27.2 million in the three months ended June 30, 2016 driven primarily by cost reduction initiatives and headcount reductions. Additionally, 2015 selling and general administrative expenses included $5.0 million of proxy and related costs and $2.5 million of stock based compensation expense.
Impairments. During the first quarter of 2015, we recorded a $35.4 million goodwill impairment charge in our needle coke reporting unit resulting from price declines that were to take effect in the second quarter of 2015 as a result of overcapacity in the industry.
Interest Expense. Interest expense decreased from $17.4 million in the six months ended June 30, 2015 to $12.9 million in six months ended June 30, 2016 primarily due to the repayment of our Senior Subordinated Notes in August 2015.
Loss from Discontinued Operations. Our loss from discontinued operations increased from $(11.8) million to $(108.7) million. This decrease was driven by in impairment charge of $105.6 million to align the value of our assets held for sale with the estimated fair market value as of June 30, 2016.
Segment operating income (loss). The results discussed above are reflected in our operating income (loss) by segment as follows:

	Predecessor	Successor
	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2016
	(Dollars in thousands)
Industrial Materials	$(22,312)	$(36,538)
Corporate, R&D and Other Expenses	(24,877)	(13,495)
Total operating loss	$(47,189)	$(50,033)
 Provision for income taxes. The following table summarizes the expense/(benefit) for income taxes:

	Predecessor	Successor
	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2016
	(Dollars in thousands)
Tax expense	$1,219	$(5,886)
Pretax loss	(65,420)	(61,957)
Effective tax rates	(1.9)%	9.5%
For the six months ended June 31, 2016, the effective tax rate differs from the U.S. statutory rate of 35% primarily due to recent losses in foreign jurisdictions where a tax benefit will be recognized, offset by recent losses in the U.S. and Switzerland where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries tax at different rates. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future. The provision for income taxes for the six months ended June 30, 2015 differs from the U.S. statutory rate of 35% primarily due to recent losses in the U.S. where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries taxed at different rates.
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
For net sales of Industrial Materials, the impact of changes in the average exchange rates of other currencies against the U.S. dollar for the six months ended June 30, 2016 was an decrease of $1.0 million compared to the same period of 2015. The impact of the exchange rate changes on cost of sales of Industrial Materials for the six months ended June 30, 2016 was a decrease of $6.9 million compared to the same period of 2015.
As part of our cash management, we also have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Operations.
The remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities resulted in a gain of $1.1 million in the six months ended June 30, 2015 compared to a loss of $1.1 million in the six months ended June 30, 2016.
We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by currency exchange rate changes, as described under “Part I, Item 3–Quantitative and Qualitative Disclosures about Market Risk”.
 Liquidity and Capital Resources
We believe that we have adequate liquidity to meet our needs. As of June 30, 2016, we had cash and cash equivalents of $13.4 million, long-term debt of $364.0 million, short-term debt of $16.5 million and stockholder’s equity of $657 million.
On April 27, 2016, GrafTech and certain of its subsidiaries entered into an amendment to the Revolving Facility. As a result of the amendment, the size of the Revolving Facility was permanently reduced from $375 million to $225 million. New covenants were also added to the Revolving Facility, including a requirement to make mandatory repayments of outstanding amounts under the Revolving Facility and the Term Loan Facility with the proceeds of any sale of all or any substantial part of the assets included in the Engineered Solutions segment and a requirement to maintain minimum liquidity (consisting of cash, cash equivalents and availability under the Revolving Facility) in excess of $25 million. The covenants were also modified to provide for: the elimination of certain exceptions to the Company’s negative covenants limiting the Company’s ability to make certain investments, sell assets, make restricted payments, incur liens and incur debt; a restriction on the amount of cash and cash equivalents permitted to be held on the balance sheet at any one time without paying down the Revolving Facility; and changes to the Company’s financial covenants so that, until the earlier of March 31, 2019 or the Company has $75 million in trailing twelve month EBITDA, the Company is required to maintain trailing twelve month EBITDA above certain minimums ranging from ($40 million) to $35 million after which the Company’s existing financial covenants under the Revolving Facility will apply.
With this amendment, the Company has full access to the $225 million Revolving Facility, subject to the $25 million minimum liquidity requirement. As of June 30, 2016, the Company had $72.0 million of borrowings on the Revolving Facility and $13.5 million of letters of credit drawn against the Revolving Facility. In addition to the Revolving Facility, the Company has $37.0 million outstanding on its Term Loan Facility.
We use cash flow from operations and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as well as cash on hand as our primary sources of liquidity. The Revolving Facility and the Term Loan Facility both mature in April 2019. Under the Revolving Facility, we have additional flexibility for investments, capital expenditures and acquisitions and we can issue letters of credit under the Revolving Facility in an amount not to exceed $35 million.
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
As of December 31, 2015 and June 30, 2016, approximately 71% of our debt consisted of fixed rate or zero interest rate obligations.
Cash Flow and Plans to Manage Liquidity. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of capital expenditures, acquisitions and other factors.
The Company has access to a $225 million Revolving Facility (subject to a $25 million minimum liquidity requirement). As of June 30, 2016, the Company had $72.0 million of borrowings and $13.5 million of letters of credit, for a total of $85.5 million drawn against the Revolving Facility.
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
As of June 30, 2016, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable.
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
We had positive cash flow from operating activities during 2012, 2013, 2014, 2015 and through June 30, 2016. Although the global economic environment experienced significant swings in these periods, our working capital

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

management and cost-control initiatives allowed us to remain operating cash flow positive in both times of declining and improving operating results.
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
Cash Flows.
The following table summarizes our cash flow activities:

	Predecessor	Successor
	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2016
	(Dollars in millions)
Cash flow provided by (used in):
Operating activities	$24.2	$11.2
Investing activities	$(32.8)	$(15.3)
Financing activities	$6.8	$10.0
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

During the six months ended June 30, 2016, changes in working capital resulted in a net source of funds of $24.5 million which was impacted by:

•	net cash inflows in accounts receivable of $5.2 million from the decrease in accounts receivable due to the collection of customer sales;

•	net cash inflows from decreases in inventory of $17.1 million, due primarily to inventory management initiatives;

•	net cash outflows from increased prepaid expense of $2.6 million due to value added tax payments;

•	net cash inflows due to increase in accounts payable and accruals of $6.8 million primarily resulting from timing of payments.
Other uses of cash in the six months ended June 30, 2016 included contributions to pension and other benefit plans of $5.2 million.
Investing Activities
Net cash used in investing activities was $32.8 million during the six months ended June 30, 2015 and included capital expenditures of $25.6 million and $7.8 million related to cash settlements of derivative instruments.
Net cash used in investing activities was $15.3 million during the six months ended June 30, 2016 and included capital expenditures of $15.1 million and $0.7 million related to cash settlements of derivative instruments.
 Financing Activities
Net cash inflow from financing activities was $6.8 million during the six months ended June 30, 2015. Net borrowings under our Revolving Facility and short term debt agreements resulted in a source of cash of $12.5 million, and were offset by $2.7 million of cash paid for refinancing fees and $2.7 million of cash paid for issuance costs related to the $150 million of preferred stock.
Net cash inflow from financing activities was $10.0 million during the six months ended June 30, 2016, resulting from net borrowings under our Revolving Facility.
Restrictions on Dividends and Stock Repurchases
It has generally been the policy of our Board of Directors to retain earnings to finance strategic and other plans and programs, conduct business operations, fund acquisitions, meet obligations and repay debt. We did not pay any cash dividends in 2013, 2014 or 2015. We periodically review our dividend policy.  We amended our Credit Facility on April 27, 2016 and, under the terms of the amendment, we are restricted from paying dividends.
Recent Accounting Pronouncements
We discuss recently adopted accounting standards in Note 1, “Organization and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Description of Our Financing Structure
We discuss our financing structure in more detail in Note 8, “Debt and Liquidity” of the Notes to Consolidated Financial Statements.

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
The outstanding foreign currency derivatives as of December 31, 2015 represented no unrealized gain or loss. The net unrealized loss as of June 30, 2016 was $0.2 million .
Energy Commodity Management. We periodically enter into commodity derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas and refined oil product exposure. We had no outstanding commodity derivative contracts as of June 30, 2016.
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
Sensitivity Analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our foreign currency derivatives and our commodity derivatives. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of June 30, 2016, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a corresponding decrease of $1.1 million or a corresponding increase of $1.1 million, respectively, in the fair value of the foreign currency hedge portfolio. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
We had no interest rate derivative instruments outstanding as of June 30, 2016. A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $0.3 million for the six months ended June 30, 2016.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective at the reasonable assurance level as of June 30, 2016.
Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2016 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

As a result of the June 23, 2016 referendum by British voters to exit the European Union, global markets and foreign currencies have been adversely impacted. In particular, the value of the Pound Sterling has sharply declined as compared to the U.S. Dollar and other currencies. This volatility in foreign currencies is expected to continue as the U.K. negotiates and executes its exit from the European Union but it is uncertain over what time period this will occur. A significantly weaker Pound Sterling compared to the U.S. Dollar could have a significant negative effect on the Company’s business, financial condition and results of operations.
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

GRAFTECH INTERNATIONAL LTD.
Date:	July 28, 2016	By:	/s/ Quinn J Coburn
Quinn J Coburn
Vice President and Chief Financial Officer (Principal Financial Officer)