Form 10-Q
period 2016-09-30
GRAFTECH INTERNATIONAL LTD
filed 2016-10-27
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of October 15, 2016, 100 shares of common stock, par value $.01 per share, were outstanding.
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

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2015 and September 30, 2016 (unaudited)	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Periods July 1 and January 1 Through August 14, and August 15 Through September 30, 2015 and the Three and Nine Months Ended September 30, 2016 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Period January 1 Through August 14, and August 15 Through September 30, 2015 and the Nine Months Ended September 30, 2016 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Introduction to Part I, Item 2, and Part II, Item 1 and Item 1A	35

Item 2. Management’ Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3. Quantitative and Qualitative Disclosures About Market Risk	49

Item 4. Controls and Procedures	50

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings	51

Item 1A. Risk Factors	51

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3. Defaults Upon Senior Securities	51

Item 4. Mine Safety Disclosures	51

Item 5. Other Information	51

Item 6. Exhibits	52

SIGNATURE	53

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
Unuaudited

	Successor
	As of December 31, 2015	As of September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$6,927	$12,147
Accounts and notes receivable, net of allowance for doubtful accounts of $300 as of December 31, 2015 and $434 as of September 30, 2016	82,390	74,613
Inventories	218,130	166,683
Prepaid expenses and other current assets	21,157	22,792
Current assets of discontinued operations	98,281	94,886
Total current assets	426,885	371,121
Property, plant and equipment	571,329	594,727
Less: accumulated depreciation	20,166	61,810
Net property, plant and equipment	551,163	532,917
Deferred income taxes	15,326	20,324
Goodwill	172,059	171,117
Other assets	152,613	143,131
Long-term assets of discontinued operations	103,975	—
Total assets	$1,422,021	$1,238,610
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,147	$41,982
Short-term debt	4,772	6,465
Accrued income and other taxes	5,933	5,577
Rationalizations	1,195	210
Other accrued liabilities	20,994	29,469
Current liabilities of discontinued operations	23,082	16,953
Total current liabilities	96,123	100,656
Long-term debt	362,455	364,132
Other long-term obligations	94,318	89,181
Deferred income taxes	57,430	46,867
Long-term liabilities of discontinued operations	1,167	867
Contingencies – Note 11		—
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 225,000,000 shares authorized, 100 shares issued as of December 31, 2015 and September 30, 2016	—	—
Additional paid-in capital	854,337	854,337
Accumulated other comprehensive (loss) income	(10,255)	3,864
Accumulated deficit	(33,554)	(221,294)
Total stockholders’ equity	810,528	636,907

Total liabilities and stockholders’ equity	$1,422,021	$1,238,610
 See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Predecessor	Successor
	For the Period July 1 2015 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015	For the Three Months Ended September 30, 2016
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$51,604	$74,774	$111,590
Cost of sales	47,408	67,887	113,602
Additions to lower of cost or market inventory reserve	—	—	4,898
Gross profit (loss)	4,196	6,887	(6,910)
Research and development	710	220	526
Selling and administrative expenses	24,585	6,809	12,215
Rationalizations	(39)	156	—
Operating loss	(21,060)	(298)	(19,651)

Other expense (income), net	269	703	(567)
Interest expense	8,790	3,349	6,964
Interest income	(22)	(21)	(158)
Loss from continuing operations before provision for income taxes	(30,097)	(4,329)	(25,890)

Provision for (benefit from) income taxes	5,234	1,107	(1,789)
Net loss from continuing operations	(35,331)	(5,436)	(24,101)

(Loss) income from discontinued operations, net of tax	(6,893)	(1,867)	1,134

Net loss	$(42,224)	$(7,303)	$(22,967)

STATEMENTS OF COMPREHENSIVE LOSS
Net loss	$(42,224)	$(7,303)	$(22,967)
Other comprehensive loss:
Foreign currency translation adjustments	(5,840)	(5,966)	2,300
Commodities and foreign currency derivatives and other, net of tax of $10, $13 and $(12), respectively	375	(237)	118
Other comprehensive (loss) income, net of tax:	(5,465)	(6,203)	2,418
Comprehensive loss	$(47,689)	$(13,506)	$(20,549)

See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Predecessor	Successor
	For the Period January 1 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015	For the Nine Months Ended September 30, 2016
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$339,907	$74,774	$322,530
Cost of sales	305,001	67,887	331,297
Additions to lower of cost or market inventory reserve	—	—	19,523
Gross profit (loss)	34,906	6,887	(28,290)
Research and development	3,377	220	1,964
Selling and administrative expenses	64,383	6,809	39,372
Rationalizations	14	156	58
Impairments	35,381	—	—
Operating loss	(68,249)	(298)	(69,684)

Other expense (income), net	1,421	703	(1,528)
Interest expense	26,211	3,349	19,860
Interest income	(363)	(21)	(169)
Loss from continuing operations before provision for income taxes	(95,518)	(4,329)	(87,847)

Provision for (benefit from) income taxes	6,452	1,107	(7,675)
Net loss from continuing operations	(101,970)	(5,436)	(80,172)

Loss from discontinued operations, net of tax *	(18,679)	(1,867)	(107,568)

Net loss	$(120,649)	$(7,303)	$(187,740)

STATEMENTS OF COMPREHENSIVE LOSS
Net loss	$(120,649)	$(7,303)	$(187,740)
Other comprehensive loss:
Foreign currency translation adjustments	(27,936)	(5,966)	13,974
Commodities and foreign currency derivatives and other, net of tax of ($68), $13 and $1, respectively	1,262	(237)	145
Other comprehensive (loss) income, net of tax:	(26,674)	(6,203)	14,119
Comprehensive loss	$(147,323)	$(13,506)	$(173,621)
* Loss on discontinued operations includes a pretax impairment charge of $105,600 in the nine months ended September 30, 2016. See Note 3 "Discontinued Operations and Related Assets Held for Sale"

See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, unaudited)

	Predecessor	Successor
	For the Period January 1 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015	For the Nine Months Ended September 30, 2016
Cash flow from operating activities:
Net loss	$(120,649)	$(7,303)	$(187,740)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation and amortization	45,461	10,604	62,775
Impairments	35,381	—	105,623
Change in lower of cost or market inventory reserve, net of depreciation	—	—	6,000
Deferred income tax provision	924	863	(11,738)
Post-retirement and pension plan changes	2,998	486	3,164
Stock-based compensation	15,357	—	—
Interest expense	14,180	786	4,872
Other charges, net	102	(492)	(2,042)
Net change in working capital*	45,594	(47)	54,005
Increase in long-term assets and liabilities	(11,025)	(985)	(6,188)
Net cash provided by operating activities	28,323	3,912	28,731
Cash flow from investing activities:
Capital expenditures	(32,301)	(5,239)	(22,257)
Proceeds from the sale of assets	646	542	685
Derivative instrument settlements, net	(8,263)	84	(1,171)
Net cash used in investing activities	(39,918)	(4,613)	(22,743)
Cash flow from financing activities:
Short-term debt, net	18,511	(10,180)	503
Revolving Facility borrowings	160,000	22,000	40,000
Revolving Facility reductions	(99,000)	(21,000)	(41,000)
Repayment of Senior Subordinated Notes	(200,000)	—	—
Issuance of Preferred Shares	150,000	—	—
Principal payments on long-term debt	(89)	(12)	(104)
Proceeds from exercise of stock options	32	—	—
Purchase of treasury shares	(63)	—	—
Revolving Facility refinancing fees	(5,068)	—	(922)
Other	(3,499)	(1,385)	—
Net cash provided by (used in) financing activities	20,824	(10,577)	(1,523)
Net change in cash and cash equivalents	9,229	(11,278)	4,465
Effect of exchange rate changes on cash and cash equivalents	(1,746)	(294)	755
Cash and cash equivalents at beginning of period	17,550	25,033	6,927
Cash and cash equivalents at end of period	$25,033	$13,461	$12,147
* Net change in working capital due to the following components:
Accounts and notes receivable, net	$61,008	$(16,927)	$9,685
Inventories	1,164	18,436	41,399
Prepaid expenses and other current assets	2,551	3,375	(1,170)
Change in accounts payable and accruals	(18,728)	(5,822)	1,774
Rationalizations	(2,677)	(1,642)	(2,544)
Increase in interest payable	2,276	2,533	4,861
Net change in working capital	$45,594	$(47)	$54,005
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under this new guidance, a company will now recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets. This ASU is effective for fiscal years beginning after Decemeber 15, 2018. The Company is currently evaluating the impact of the adoption of this standard on its financial position, results of operations or cash flows.

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

(3)	Discontinued Operations and Related Assets Held for Sale
On February 26, 2016, the Company announced that it had initiated a strategic review of its Engineered Solutions business segment to better direct its resources and simplify its operations. Any potential sale of assets was prohibited by the Revolving Facility without approval of the requisite lenders thereunder. On April 27, 2016, GrafTech and certain of its subsidiaries entered into an amendment to the Revolving Facility (see Note 8 "Debt and Liquidity") which, among other things, permits the sale of assets with the restriction that the proceeds be utilized to pay down revolver borrowings. As of June 30, 2016, the Engineered Solutions segment qualified for reporting as discontinued operations as we expect the divestiture to be complete within 12 months of the qualification.
During the second quarter, we evaluated the fair value of the Engineered Solutions business segment utilizing the market approach (Level 3 measure). As a result, we incurred an impairment charge to our Engineered Solutions business segment of $105.6 million to align the carrying value with estimated fair value. The analysis was updated as of September 30, 2016, and did not result in further adjustment. The estimate reflects Management’s view of the manner in which the Engineered Solutions business will be divested, including  assumptions as to if and how it will be split, given the lines of business and asset groups that constitute the Engineered Solutions segment. Amongst other things, the split into groups influences the computation of the impairment charge. The impairment charge and resulting loss in the nine months ended September 30, 2016 is not offset by expected gains on certain group(s), and as a result may or may not later be partially offset through gains depending on the outcome of the divestiture. These assumptions and estimates are subject to change until divestiture is completed and may be adjusted in the quarter that the information becomes available.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the results of the Engineered Solutions business segment, reclassified as discontinued operations for the three and nine months ended September 30, 2015 and 2016.

	For the Period July 1 2015 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015	For the Three Months Ended September 30, 2016
	(dollars in thousands)
Net sales	$13,994	$19,816	$30,165
Cost of sales	16,779	17,712	23,497
Gross profit (loss)	(2,785)	2,104	6,668
Research and development	501	440	707
Selling and administrative expenses	4,557	2,797	4,113
Rationalizations	743	681	(130)
Operating (loss) income	(8,586)	(1,814)	1,978
Other expense (income)	(26)	(24)	(3)
Interest expense	212	351	783
(Loss) income from discontinued operations before income taxes	(8,772)	(2,141)	1,198
Provision for (benefit from) income taxes on discontinued operations	1,879	274	(64)
(Loss) income from discontinued operations	$(6,893)	$(1,867)	$1,134

	For the Period January 1 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015	For the Nine Months Ended September 30, 2016
	(dollars in thousands)
Net sales	$98,024	$19,816	$89,184
Cost of sales	94,817	17,712	74,051
Gross profit	3,207	2,104	15,133
Research and development	2,179	440	2,398
Selling and administrative expenses	16,008	2,797	13,674
Rationalizations	5,248	681	(200)
Impairment	—	—	105,623
Operating loss	(20,228)	(1,814)	(106,362)
Other expense (income)	(90)	(24)	(75)
Interest expense	907	351	2,452
Loss from discontinued operations before income taxes	(21,045)	(2,141)	(108,739)
Provision for income taxes on discontinued operations	2,366	274	1,171
Loss from discontinued operations	$(18,679)	$(1,867)	$(107,568)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The significant components of our Statements of Cash Flows for the Engineered Solutions business segment held for sale are as follows:

	For the Period January 1 Through August 14, 2015	For the Period August 15 Through September 30, 2015	For the Nine Months Ended September 30, 2016
	(dollars in thousands)
Depreciation and amortization	$7,988	$1,931	$3,849
Impairment	—	—	105,623
Deferred income taxes	(2,366)	(273)	(1,172)
Capital expenditures	10,104	1,229	3,621
The following table summarizes the carrying value of the assets and liabilities of discontinued operations as of December 31, 2015 and September 30, 2016.

	As of December 31, 2015	As of September 30, 2016
	(dollars in thousands)
Assets of discontinued operations:
Accounts receivable	$20,425	$20,842
Inventories	77,332	77,719
Prepaid expenses and other current assets	524	643
Net property plant and equipment	86,369	87,099
Other assets	17,606	14,183
Total assets of discontinued operations prior to impairment	202,256	200,486

Impairment upon reclassification to held for sale	—	(105,600)

Total assets of discontinued operations	$202,256	$94,886

Liabilities of discontinued operations:
Accounts payable	$9,331	$5,830
Accrued income and other taxes	3,113	2,163
Other accrued liabilities	10,638	8,960
Total current liabilities of discontinued operations	23,082	16,953

Other long-term obligations	1,167	867

Total liabilities of discontinued operations	$24,249	$17,820

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	Rationalizations
Throughout 2013, 2014 and 2015 the Company undertook rationalization plans in order to streamline its organization and lower its production costs. The majority of these initiatives were substantially complete as of September 30, 2016. The rationalization liability as of September 30, 2016 was $0.2 million consisting of the plan described below and severance payouts related to prior rationalization plans. In June of 2016, we further impaired assets related to our South African facility by $0.6 million to reflect a decline in market value.
2015 Advanced Graphite Materials Rationalization
On March 2, 2015, GrafTech announced plans to further optimize the production platform for its advanced graphite materials business. These actions included the closure of our Notre Dame, France facility and further reductions in force in our Columbia, Tennessee facility and other locations totaling approximately 85 people. The 2015 Advanced Graphite Materials rationalization plan will result in approximately $10 million of charges consisting of severance, inventory losses and other related costs. Approximately $8 million of these costs were to be cash outlays, the majority of which were disbursed in 2015. We incurred rationalization and related charges of $0.8 million in the period July 1 through August 14, 2015, $6.6 million in the period January 1 through August 14, 2015 and $1.3 million in the period August 15 through September 30, 2015. We incurred insignificant charges for this plan during the three and nine months ended September 30, 2016. The remaining liability associated with this plan is $0.6 million as of September 30, 2016.

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
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize financial information concerning our reportable segments and all prior periods have been recast to reflect our new segmentation:

	Predecessor	Successor
	For the Period July 1 Through August 14, 2015	For the Period August 15 Through September 30, 2015	For the Three Months Ended September 30, 2016
	(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$51,604	$74,774	$111,590

Operating (loss) income:
Industrial Materials	(2,588)	2,918	(14,238)
Corporate, R&D and Other expenses	(18,472)	(3,216)	(5,413)
Total operating loss	$(21,060)	$(298)	$(19,651)

Reconciliation of segment operating loss to loss before provision for income taxes
Other expense (income), net	$269	$703	$(567)
Interest expense	8,790	3,349	6,964
Interest income	(22)	(21)	(158)
Loss from continuing operations before provision for income taxes	$(30,097)	$(4,329)	$(25,890)

	Predecessor	Successor
	For the Period January 1 Through August 14, 2015	For the Period August 15 Through September 30, 2015	For the Nine Months Ended September 30, 2016
	2015		2016
	(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$339,907	$74,774	$322,530

Operating (loss) income:
Industrial Materials	(24,900)	2,918	(50,776)
Corporate, R&D and Other expenses	(43,349)	(3,216)	(18,908)
Total operating loss	$(68,249)	$(298)	$(69,684)

Reconciliation of segment operating loss to loss before provision for income taxes
Other expense (income), net	$1,421	$703	$(1,528)
Interest expense	26,211	3,349	19,860
Interest income	(363)	(21)	(169)
Loss from continuing operations before provision for income taxes	$(95,518)	$(4,329)	$(87,847)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	Benefit Plans
The components of our consolidated net pension costs are set forth in the following table:

	Predecessor	Successor
	For the Period July 1 Through August 14, 2015	For the Period August 15 Through September 30, 2015	For the Three Months Ended September 30, 2016
	(Dollars in thousands)
Service cost	$323	$227	$506
Interest cost	762	776	1,498
Expected return on plan assets	(676)	(658)	(1,310)
Amortization of prior service cost	1	—	3
Net cost	$410	$345	$697

	Predecessor	Successor
	For the Period January 1 Through August 14, 2015	For the Period August 15 Through September 30, 2015	For the Nine Months Ended September 30, 2016
	(Dollars in thousands)
Service cost	$1,656	$227	$1,517
Interest cost	3,814	776	4,494
Expected return on plan assets	(3,384)	(658)	(3,929)
Amortization of prior service cost	3	—	7
Net cost	$2,089	$345	$2,089

The components of our consolidated net postretirement costs are set forth in the following table:

	Predecessor	Successor
	For the Period July 1 Through August 14, 2015	For the Period August 15 Through September 30, 2015	For the Three Months Ended September 30, 2016
	(Dollars in thousands)
Service cost	$3	$2	$1
Interest cost	156	152	272
Amortization of prior service cost	(22)	—	—
Net cost	$137	$154	$273

	Predecessor	Successor
	For the Period January 1 Through August 14, 2015	For the Period August 15 Through September 30, 2015	For the Nine Months Ended September 30, 2016
	(Dollars in thousands)
Service cost	$11	$2	$3
Interest cost	786	152	815
Amortization of prior service cost	(108)	—	—
Net cost	$689	$154	$818

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
We received notice in March 2015 that the market prices for needle coke were decreasing by an additional 18%, effective for the second quarter of 2015. This decline further compressed our margins for needle coke products versus our annual plan. We determined that this change, which was driven by overcapacity in the market, indicated that the needle coke industry is facing a deeper and longer trough than previously expected. We considered the additional price change as a triggering event and tested our needle coke goodwill for impairment as of March 31, 2015. This test resulted in an impairment charge for the remaining needle coke goodwill of $35.4 million.
As a result of our acquisition by Brookfield, our goodwill and intangibles were revalued as of August 15, 2015. See Note 2 "Preferred Share Issuance and Merger" for description of the Merger and the results of purchase price accounting. The following tables represents the changes in the carrying value of goodwill and intangibles during the predecessor entity period of January 1, 2015 through August 14, 2015 and the successor entity period of August 15, 2015 through September 30, 2016:

Goodwill
Predecessor	(Dollars in Thousands)
Balance as of December 31, 2014	$420,129
Impairment	(35,381)
Currency translation effect	(616)
Balance as of August 14, 2015	$384,132

Successor
Balance as of August 15, 2015	$170,418
Adjustments	1,641
Balance as of December 31, 2015	$172,059
Adjustments (See Note 2)	1,058
Goodwill transferred to discontinued operations	(2,000)
Balance as of September 30, 2016	$171,117

Intangible Assets
	As of December 31, 2015			As of September 30, 2016
	Gross Carrying Amount	Accumulated Amortization & Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization & Impairment	Net Carrying Amount
	(Dollars in Thousands)
Trade name	$22,000	$(896)	$21,104	$22,500	$(2,659)	$19,841
Technological know-how	54,100	(2,934)	51,166	55,300	(8,621)	46,679
Customer –related intangible	61,500	(1,602)	59,898	64,500	(5,059)	59,441
Total finite-lived intangible assets	$137,600	$(5,432)	$132,168	$142,300	$(16,339)	$125,961
Amortization expense of acquired intangible assets was $2.1 million in the period July 1 through August 14, 2015, $10.6 million in the period January 1 through August 14, 2015 and $2.7 million in the period August 15 through September 30, 2015. Amortization expense of acquired intangible assets was $3.5 million and $10.7 million in the three months and nine months ended September 30, 2016, respectively. Estimated amortization expense will

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

approximate $3.6 million in the remainder of 2016, $13.6 million in 2017, $12.9 million in 2018, $12.2 million in 2019 and $11.4 million in 2020.

(8)	Debt and Liquidity
The following table presents our long-term debt:

	As of December 31, 2015	As of September 30, 2016
	(Dollars in thousands)
Credit Facility (Revolving Facility and Term Loan Facility)	$98,000	$97,500
Senior Notes	267,827	272,542
Other Debt	1,400	555
Total Debt	367,227	370,597
Less: Short-term Debt	(4,772)	(6,465)
Long-term Debt	$362,455	$364,132
The fair value of debt, which was determined using Level 2 inputs, was $328.7 million versus a book value of $370.6 million as of September 30, 2016. As a result of our acquisition by Brookfield and the resulting purchase price accounting adjustments (see Note 2 "Preferred Share Issuance and Merger"), our Senior Notes were adjusted to their fair market value as of August 15, 2015. The discount to fair value will be accreted over the remaining term of the Notes.
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
On April 27, 2016, GrafTech and certain of its subsidiaries entered into an amendment to the Revolving Facility. The size of the Revolving Facility was permanently reduced from $375 million to $225 million. New covenants were also added to the Revolving Facility, including a requirement to make mandatory repayments of outstanding amounts under the Revolving Facility and the Term Loan Facility with the proceeds of any sale of all or any substantial part of the assets included in the Engineered Solutions segment and a requirement to maintain minimum liquidity (consisting of domestic cash, cash equivalents and availability under the Revolving Facility) in excess of $25 million. The covenants were also modified to provide for: the elimination of certain exceptions to the Company’s negative covenants limiting the Company’s ability to make certain investments, sell assets, make restricted payments, incur liens and incur debt; a restriction on the amount of cash and cash equivalents permitted to be held on the balance sheet at any one time without paying down the Revolving Facility and the Term Loan Facility; and changes to the Company’s financial covenants so that until the earlier of March 31, 2019 or the Company has $75 million in trailing twelve month EBITDA (as defined in the Revolving Facility), the Company is required to maintain trailing twelve month EBITDA above certain minimums ranging from ($40 million) to $35 million after which the Company’s existing financial covenants under the Revolving Facility will apply.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

With this amendment, the Company has full access to the $225 million Revolving Facility, subject to the $25 million minimum liquidity requirement. As of September 30, 2016, the Company had $61.5 million of borrowings on the Revolving Facility and $13.9 million of letters of credit drawn against the Revolving Facility.
The $40 million Term Loan Facility was fully drawn on August 11, 2015, in connection with the repayment of the Senior Subordinated Notes. The balance of the Term Loan Facility was $36.0 million as of September 30, 2016.
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

The indenture for the Senior Notes states that if, prior to maturity, a change in control (as defined in the indenture) of the Company occurs and thereafter certain downgrades of the ratings of the Senior Notes as specified in the indenture occur, the Company will be required to offer to repurchase any or all of the Senior Notes at a repurchase price equal to 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest. On August 17, 2015, a change in control occurred due to the Merger (see Note 2 to the Financial Statements). However, the downgrade of the ratings of the Senior Notes, as specified in the indenture, did not occur. Therefore, the Company was not and will not be required to offer to repurchase the Senior Notes as a result of the Merger.

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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)	Inventories
Inventories are comprised of the following:

	As of December 31, 2015	As of September 30, 2016
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$66,201	$51,166
Work in process	89,198	56,113
Finished goods	62,731	59,404
Total	$218,130	$166,683
Due to decreased pricing in our graphite electrode product line, we recorded a lower of cost or market inventory adjustment of $4.9 million and $19.5 million in the three and nine months ended September 30, 2016, respectively.
(10) Interest Expense
The following tables present the components of interest expense:

	Predecessor	Successor
	For the Period July 1 Through August 14, 2015	For the Period August 15 Through September 30, 2015	For the Three Months Ended September 30, 2016
	(Dollars in thousands)

Interest incurred on debt	$2,308	$2,576	$5,306
Amortization of discount on Senior Subordinated Notes	5,560	—	—
Accretion of fair value adjustment on Senior Notes	—	773	1,581
Amortization of debt issuance costs	922	—	77
Total interest expense	$8,790	$3,349	$6,964

	Predecessor	Successor
	For the Period January 1 Through August 14, 2015	For the Period August 15 Through September 30, 2015	For the Nine Months Ended September 30, 2016
	(Dollars in thousands)

Interest incurred on debt	$12,066	$2,576	$15,020
Amortization of discount on Senior Subordinated Notes	12,027	—	—
Accretion of fair value adjustment on Senior Notes	—	773	4,715
Amortization of debt issuance costs	2,118	—	125
Total interest expense	$26,211	$3,349	$19,860

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest Rates
The Revolving Facility had an effective interest rate of 2.68% and 5.28% as of December 31, 2015 and September 30, 2016, respectively. The Term Loan Facility had an interest rate of 2.49% as of December 31, 2015 and 5.28% as of September 30, 2016. The Senior Notes have a fixed interest rate of 6.375%.

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
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the nine months ended September 30, 2016, are presented below:

(Dollars in thousands)
Balance as of December 31, 2015	$388
Product warranty adjustments	1,312
Payments and settlements	(705)
Balance as of September 30, 2016	$995

(12)	Income Taxes
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the provision for income taxes for the three and nine months ended September 30, 2015 and September 30, 2016:

	Predecessor	Successor
	For the Period July 1 Through August 14, 2015	For the Period August 15 Through September 30, 2015	For the Three Months Ended September 30, 2016
	(Dollars in thousands)
Tax (benefit) expense	$5,234	$1,107	$(1,789)
Pretax loss	(30,097)	(4,329)	(25,890)
Effective tax rates	(17.4)%	(25.6)%	6.9%

	Predecessor	Successor
	For the Period January 1 Through August 14, 2015	For the Period August 15 Through September 30, 2015	For the Nine Months Ended September 30, 2016
	(Dollars in thousands)
Tax (benefit) expense	$6,452	$1,107	$(7,675)
Pretax loss	(95,518)	(4,329)	(87,847)
Effective tax rates	(6.8)%	(25.6)%	8.7%

For the three and nine months ended September 30, 2016, the effective tax rate differs from the U.S. statutory rate of 35% primarily due to recent losses in foreign jurisdictions where a tax benefit will be recognized, offset by recent losses in the U.S. and Switzerland where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries taxed at different rates. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future. The effective tax rate for the three and nine months ended September 30, 2016 differs from the U.S. statutory rate of 35% primarily due to recent losses in the U.S. and Switzerland where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries taxed at different rates.
As of September 30, 2016, we had unrecognized tax benefits of $3.6 million, $3.1 million of which, if recognized, would have a favorable impact on our effective tax rate.
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
Foreign currency derivatives
We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures such as foreign currency denominated debt, sales, receivables, payables, and purchases. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. There was no ineffectiveness on these contracts designated as hedging instruments during the nine months ended September 30, 2015 and 2016, respectively.
In 2015 and 2016, we entered into foreign currency derivatives denominated in the Mexican peso, South African rand, Brazilian real, euro and Japanese yen. These derivatives were entered into to protect the risk that the eventual cash flows resulting from commercial and business transactions may be adversely affected by changes in exchange rates between the U.S. dollar and the Mexican peso, euro and Japanese yen. As of September 30, 2016, we had outstanding Mexican peso, euro, and Japanese yen currency contracts with an aggregate notional amount of $23.1 million. The foreign currency derivatives outstanding as of September 30, 2016, have maturities that range from October, 2016 to December, 2016.
Commodity derivative contracts
We periodically enter into derivative contracts for certain refined oil products and natural gas. These contracts are entered into to protect against the risk that eventual cash flows related to these products may be adversely affected by future changes in prices. As of September 30, 2016, we had no outstanding derivative swap contracts for refined oil products or natural gas.
Net Investment Hedges
We use certain intercompany debt to hedge a portion of our net investment in our foreign operations against currency exposure (net investment hedge). Intercompany debt denominated in foreign currency and designated as a non-derivative net investment hedging instrument was $11.8 million and $13.3 million as of December 31, 2015 and September 30, 2016, respectively. Within the currency translation adjustment portion of other comprehensive income, we recorded a gain of $1.8 million for the three months ended September 30, 2015, and we incurred $0.9 million loss in three months ended September 30, 2016, resulting from these net investment hedges. We recorded a gain of $2.6 million in the nine months ended September 30, 2015 and a loss of $1.5 million in the nine months ended September 30, 2016 within other comprehensive income related to theses hedges.

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
    The following tables set forth condensed consolidating balance sheets as of December 31, 2015 and September 30, 2016 and condensed consolidating statements of operations and comprehensive income for the periods January 1 and July 1 through August 14, 2015(Predecessor), the period August 15 through September 30, 2015 (Successor), and the three and nine months ended September 30, 2016 (Successor) and condensed consolidating statements of cashflows for the periods January 1 through August 14, 2015 (Predecessor), August 15 through September 30, 2015 and the nine months ended September 30, 2016 (Successor) of the Parent Guarantors and the Non-Guarantors.

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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of September 30, 2016
(in thousands)
					Consolidating
			Non-		Entries and
	Parent	Guarantors	Guarantors		Eliminations		Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,266	$10,881		$—		$12,147
Accounts receivable - affiliates	51,592	1,729	19,372		(72,693)		—
Accounts receivable - trade	—	7,579	67,034		—		74,613
Inventories	—	46,972	119,711		—		166,683
Prepaid and other current assets	—	9,155	13,637		—		22,792
Current assets of discontinued operations	—	82,738	18,068		(5,920)		94,886
Total current assets	51,592	149,439	248,703		(78,613)		371,121

Investment in affiliates	914,173	623,611	—		(1,537,784)		—
Property, plant and equipment	—	198,577	334,340		—		532,917
Deferred income taxes	—	—	20,324		—		20,324
Goodwill	—	70,399	100,718		—		171,117
Notes receivable - affiliate	—	56,235	—		(56,235)		—
Other assets	—	71,126	72,005		—		143,131
Total Assets	$965,765	$1,169,387	$776,090		$(1,672,632)		$1,238,610

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - affiliate	$269	$70,960	$1,464		$(72,693)		$—
Accounts payable - trade	—	8,711	33,271		—		41,982
Short-term debt	—	5,824	641		—		6,465
Accrued income and other taxes	—	1,467	4,110		—		5,577
Rationalizations	—	195	15		—		210
Other accrued liabilities	7,225	5,879	16,365		—		29,469
Liabilities of discontinued operations	—	15,504	7,369		(5,920)		16,953
Total current liabilities	7,494	108,540	63,235		(78,613)		100,656

Long-term debt - affiliate	48,822	—	7,413		(56,235)		—
Long-term debt - third party	272,542	90,656	934		—		364,132
Other long-term obligations	—	55,091	34,090		—		89,181
Deferred income taxes	—	249	46,618		—		46,867
Long-term liabilities of discontinued operations	—	678	189	—	—	—	867
Stockholders' equity	636,907	914,173	623,611		(1,537,784)		636,907
Total Liabilities and Stockholders' Equity	$965,765	$1,169,387	$776,090		$(1,672,632)		$1,238,610

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Period July 1 through August 14, 2015 (Predecessor)
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$20,042	$10,405	$(30,447)		$—
Sales - third party	—	15,705	35,899	—		51,604
Net sales	—	35,747	46,304	(30,447)		51,604
Cost of sales	—	32,658	45,197	(30,447)		47,408
Gross profit	—	3,089	1,107	—		4,196

Research and development	—	710	—	—		710
Selling and administrative expenses	6,750	13,419	4,416	—		24,585
Rationalizations	—	(39)	—	—		(39)
Operating (loss) income	(6,750)	(11,001)	(3,309)	—		(21,060)

Other expense (income), net	—	97	172	—		269
Interest expense - affiliate	3	67	—	(70)		—
Interest expense - third party	7,984	746	60	—		8,790
Interest income - affiliate	(67)	(3)	—	70		—
Interest income - third party	—	—	(22)	—		(22)
Income (Loss) from continuing operations before provision for income taxes	(14,670)	(11,908)	(3,519)	—	`	(30,097)

Provision for income taxes	—	4,075	1,159	—		5,234
Equity in loss from continuing operations of subsidiary	(20,661)	(4,678)	—	25,339		—
Net (loss) income from continuing operations	(35,331)	(20,661)	(4,678)	25,339		(35,331)

Income (loss) from discontinued operations, net of tax	—	(7,786)	893	—		(6,893)
Equity in income (loss) from discontinued operations of subsidiary	(6,893)	893	—	6,000		—
Net (loss) income from discontinued operations	(6,893)	(6,893)	893	6,000		(6,893)

Net loss	$(42,224)	$(27,554)	$(3,785)	$31,339		$(42,224)

Statements of Comprehensive Income (Loss)

Net loss	$(42,224)	$(27,554)	$(3,785)	$31,339		$(42,224)
Other comprehensive loss	(5,465)	(5,465)	(5,834)	11,299		(5,465)
Comprehensive loss	$(47,689)	$(33,019)	$(9,619)	$42,638		$(47,689)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Period August 15 through September 30, 2015 (Successor)
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$18,516	$13,174	$(31,690)		$—
Sales - third party	—	17,548	57,226	—		74,774
Net sales	—	36,064	70,400	(31,690)		74,774
Cost of sales	—	32,552	67,025	(31,690)		67,887
Gross profit	—	3,512	3,375	—		6,887

Research and development	—	220	—	—		220
Selling and administrative expenses	—	1,844	4,965	—		6,809
Rationalizations	—	—	156	—		156
Operating (loss) income	—	1,448	(1,746)	—		(298)

Other expense (income), net	—	507	196	—		703
Interest expense - affiliate	67	—	—	(67)		—
Interest expense - third party	3,227	32	90	—		3,349
Interest income - affiliate	—	(67)	—	67		—
Interest income - third party	—	—	(21)	—		(21)
Income (Loss) from continuing operations before provision for income taxes	(3,294)	976	(2,011)	—	`	(4,329)

Provision for income taxes	—	745	362	—		1,107
Equity in loss from continuing operations of subsidiary	(2,142)	(2,373)	—	4,515		—
Net (loss) income from continuing operations	(5,436)	(2,142)	(2,373)	4,515		(5,436)

Loss from discontinued operations, net of tax	—	(1,295)	(572)	—		(1,867)
Equity in loss from discontinued operations of subsidiary	(1,867)	(572)	—	2,439		—
Net (loss) income from discontinued operations	(1,867)	(1,867)	(572)	2,439		(1,867)

Net loss	$(7,303)	$(4,009)	$(2,945)	$6,954		$(7,303)

Statements of Comprehensive Income (Loss)

Net loss	$(7,303)	$(4,009)	$(2,945)	$6,954		$(7,303)
Other comprehensive loss	(6,203)	(6,203)	(6,203)	12,406		(6,203)
Comprehensive loss	$(13,506)	$(10,212)	$(9,148)	$19,360		$(13,506)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months ended September 30, 2016 (Successor)
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$16,334	$10,078	$(26,412)		$—
Sales - third party	—	21,891	89,699	—		111,590
Net sales	—	38,225	99,777	(26,412)		111,590
Cost of sales	—	36,886	103,128	(26,412)		113,602
Additions to lower of cost or market inventory reserve	—	1,915	2,983	—		4,898
Gross profit (loss)	—	(576)	(6,334)	—		(6,910)

Research and development	—	526	—	—		526
Selling and administrative expenses	—	3,906	8,309	—		12,215
Operating loss	—	(5,008)	(14,643)	—		(19,651)

Other expense (income), net	—	287	(854)	—		(567)
Interest expense - affiliate	268	—	—	(268)		—
Interest expense - third party	6,362	473	129	—		6,964
Interest income - affiliate	—	(268)	—	268		—
Interest income - third party	—	—	(158)	—		(158)
Loss from continuing operations before provision for income taxes	(6,630)	(5,500)	(13,760)	—	`	(25,890)

Provision for (benefit from) income taxes	—	123	(1,912)	—		(1,789)
Equity in loss from continuing operations of subsidiary	(17,471)	(11,848)	—	29,319		—
Net loss from continuing operations	(24,101)	(17,471)	(11,848)	29,319		(24,101)

Income from discontinued operations, net of tax	—	958	176	—		1,134
Equity in income from discontinued operations of subsidiary	1,134	176	—	(1,310)		—
Net income from discontinued operations	1,134	1,134	176	(1,310)		1,134

Net loss	$(22,967)	$(16,337)	$(11,672)	$28,009		$(22,967)

Statements of Comprehensive Income (Loss)

Net loss	$(22,967)	$(16,337)	$(11,672)	$28,009		$(22,967)
Other comprehensive income	2,418	2,418	2,418	(4,836)		2,418
Comprehensive loss	$(20,549)	$(13,919)	$(9,254)	$23,173		$(20,549)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Period January 1 through August 14, 2015 (Predecessor)
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$117,366	$52,683	$(170,049)		$—
Sales - third party	—	80,243	259,664	—		339,907
Net sales	—	197,609	312,347	(170,049)		339,907
Cost of sales	—	180,983	294,067	(170,049)		305,001
Gross profit	—	16,626	18,280	—		34,906

Research and development	—	3,377	—	—		3,377
Selling and administrative expenses	6,750	31,513	26,120	—		64,383
Impairments	—	35,381	—	—		35,381
Rationalizations	—	(68)	82	—		14
Operating income (loss)	(6,750)	(53,577)	(7,922)	—		(68,249)

Other expense (income), net	—	889	532	—		1,421
Interest expense - affiliate	3	372	—	(375)		—
Interest expense - third party	24,366	1,574	271	—		26,211
Interest income - affiliate	(372)	(3)	—	375		—
Interest income - third party	—	—	(363)	—		(363)
Loss from continuing operations before provision for income taxes	(30,747)	(56,409)	(8,362)	—	`	(95,518)

Provision for income taxes	—	384	6,068	—		6,452
Equity in loss from continuing operations of subsidiary	(71,223)	(14,430)	—	85,653		—
Net (loss) income from continuing operations	(101,970)	(71,223)	(14,430)	85,653		(101,970)

Loss from discontinued operations, net of tax	—	(13,430)	(5,249)	—		(18,679)
Equity in loss from discontinued operations of subsidiary	(18,679)	(5,249)	—	23,928		—
Net (loss) income from discontinued operations	(18,679)	(18,679)	(5,249)	23,928		(18,679)

Net loss	$(120,649)	$(89,902)	$(19,679)	$109,581		$(120,649)

Statements of Comprehensive Income (Loss)

Net loss	$(120,649)	$(89,902)	$(19,679)	$109,581		$(120,649)
Other comprehensive loss	(26,674)	(26,674)	(28,041)	54,715		(26,674)
Comprehensive loss	$(147,323)	$(116,576)	$(47,720)	$164,296		$(147,323)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Period August 15 through September 30, 2015 (Successor)
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$18,516	$13,174	$(31,690)		$—
Sales - third party	—	17,548	57,226	—		74,774
Net sales	—	36,064	70,400	(31,690)		74,774
Cost of sales	—	32,552	67,025	(31,690)		67,887
Gross profit	—	3,512	3,375	—		6,887

Research and development	—	220	—	—		220
Selling and administrative expenses	—	1,844	4,965	—		6,809
Rationalizations	—	—	156	—		156
Operating (loss) income	—	1,448	(1,746)	—		(298)

Other expense (income), net	—	507	196	—		703
Interest expense - affiliate	67	—	—	(67)		—
Interest expense - third party	3,227	32	90	—		3,349
Interest income - affiliate	—	(67)	—	67		—
Interest income - third party	—	—	(21)	—		(21)
Income (Loss) from continuing operations before provision for income taxes	(3,294)	976	(2,011)	—	`	(4,329)

Provision for income taxes	—	745	362	—		1,107
Equity in loss from continuing operations of subsidiary	(2,142)	(2,373)	—	4,515		—
Net loss from continuing operations	(5,436)	(2,142)	(2,373)	4,515		(5,436)

Loss from discontinued operations, net of tax	—	(1,295)	(572)	—		(1,867)
Equity in loss from discontinued operations of subsidiary	(1,867)	(572)	—	2,439		—
Net loss from discontinued operations	(1,867)	(1,867)	(572)	2,439		(1,867)

Net loss	$(7,303)	$(4,009)	$(2,945)	$6,954		$(7,303)

Statements of Comprehensive Income (Loss)

Net loss	$(7,303)	$(4,009)	$(2,945)	$6,954		$(7,303)
Other comprehensive loss	(6,203)	(6,203)	(6,203)	12,406		(6,203)
Comprehensive loss	$(13,506)	$(10,212)	$(9,148)	$19,360		$(13,506)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Nine Months Ended September 30, 2016 (Successor)
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$95,471	$45,802	$(141,273)		$—
Sales - third party	—	64,534	257,996	—		322,530
Net sales	—	160,005	303,798	(141,273)		322,530
Cost of sales	—	142,299	330,271	(141,273)		331,297
Additions to lower of cost or market inventory reserve	—	5,697	13,826	—		19,523
Gross profit (loss)	—	12,009	(40,299)	—		(28,290)

Research and development	—	1,964	—	—		1,964
Selling and administrative expenses	—	13,580	25,792	—		39,372
Rationalizations	—	115	(57)	—		58
Operating (loss)	—	(3,650)	(66,034)	—		(69,684)

Other expense (income), net	6	1,029	(2,563)	—		(1,528)
Interest expense - affiliate	702	—	—	(702)		—
Interest expense - third party	19,059	527	274	—		19,860
Interest income - affiliate	—	(702)	—	702		—
Interest income - third party	—	—	(169)	—		(169)
Loss from continuing operations before provision for income taxes	(19,767)	(4,504)	(63,576)	—	`	(87,847)

Provision for (benefit from) income taxes	—	378	(8,053)	—		(7,675)
Equity in loss from continuing operations of subsidiary	(60,405)	(55,523)	—	115,928		—
Net loss from continuing operations	(80,172)	(60,405)	(55,523)	115,928		(80,172)

Loss from discontinued operations, net of tax	—	(104,372)	(3,196)	—		(107,568)
Equity in loss from discontinued operations of subsidiary	(107,568)	(3,196)	—	110,764		—
Net loss from discontinued operations	(107,568)	(107,568)	(3,196)	110,764		(107,568)

Net loss	$(187,740)	$(167,973)	$(58,719)	$226,692		$(187,740)

Statements of Comprehensive Income (Loss)

Net loss	$(187,740)	$(167,973)	$(58,719)	$226,692		$(187,740)
Other comprehensive income	14,119	14,119	14,119	(28,238)		14,119
Comprehensive loss	$(173,621)	$(153,854)	$(44,600)	$198,454		$(173,621)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Period January 1 through August 14, 2015 (Predecessor)
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities:	$(4,017)	$34,418	$25,632	$(27,710)	$28,323

Cash flow from investing activities:
Repayments from (loans to) affiliates	36,204	(21,343)	—	(14,861)	—
Capital expenditures	—	(20,572)	(11,729)	—	(32,301)
Payments for derivative instruments	—	(7,595)	(668)	—	(8,263)
Proceeds from sale of fixed assets	—	397	249	—	646
Net cash provided by (used in) investing activities	36,204	(49,113)	(12,148)	(14,861)	(39,918)

Cash flow from financing activities:
Loans from (Repayments to) affiliates	21,343	(36,204)	—	14,861	—
Dividends to affiliates	—	—	(27,710)	27,710	—
Short-term debt, net	—	14,002	4,509	—	18,511
Revolving Facility borrowings	—	126,000	34,000	—	160,000
Revolving Facility reductions	—	(87,000)	(12,000)	—	(99,000)
Repayment of Senior Subordinated Notes	(200,000)	—	—	—	(200,000)
Issuance of Preferred Shares	150,000	—	—	—	150,000
Principal payments on long term debt	—	(89)	—	—	(89)
Proceeds from exercise of stock options	32	—	—	—	32
Purchase of treasury shares	(63)	—	—	—	(63)
Revolver facility refinancing	—	(5,037)	(31)	—	(5,068)
Other	(3,499)	—	—	—	(3,499)
Net cash (used in) provided by financing activities	(32,187)	11,672	(1,232)	42,571	20,824

Net change in cash and cash equivalents	—	(3,023)	12,252	—	9,229
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,746)	—	(1,746)
Cash and cash equivalents at beginning of period	—	5,503	12,047	—	17,550
Cash and cash equivalents at end of period	$—	$2,480	$22,553	$—	$25,033

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Period August 15 through September 30, 2015 (Successor)
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities:	$(6,367)	$(212)	$10,491	$—	$3,912

Cash flow from investing activities:
(Loans to) repayments from affiliates	—	(7,752)	—	7,752	—
Capital expenditures	—	(2,136)	(3,103)	—	(5,239)
Payments for derivative instruments	—	—	84	—	84
Proceeds from sale of fixed assets	—	486	56	—	542
Net cash (used in) provided by investing activities	—	(9,402)	(2,963)	7,752	(4,613)

Cash flow from financing activities:
Loans from (Repayments to) affiliates	7,752	—	—	(7,752)	—
Dividends to affiliates	—	—	—	—	—
Short-term debt, net	—	(5,699)	(4,481)	—	(10,180)
Revolving Facility borrowings	—	22,000	—	—	22,000
Revolving Facility reductions	—	(9,000)	(12,000)	—	(21,000)
Principal payments on long term debt	—	(12)	—	—	(12)
Other	(1,385)	—	—	—	(1,385)
Net cash provided by (used in) financing activities	6,367	7,289	(16,481)	(7,752)	(10,577)

Net change in cash and cash equivalents	—	(2,325)	(8,953)	—	(11,278)
Effect of exchange rate changes on cash and cash equivalents	—	—	(294)	—	(294)
Cash and cash equivalents at beginning of period	—	2,480	22,553	—	25,033
Cash and cash equivalents at end of period	$—	$155	$13,306	$—	$13,461

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 (Successor)
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities:	$(9,568)	$19,207	$19,092	$—	$28,731

Cash flow from investing activities:
Loans to affiliates	—	(9,568)	—	9,568	—
Capital expenditures	—	(7,453)	(14,804)	—	(22,257)
Payments for derivative instruments	—	—	(1,171)	—	(1,171)
Proceeds from sale of assets	—	458	227	—	685
Net cash (used in) provided by investing activities	—	(16,563)	(15,748)	9,568	(22,743)

Cash flow from financing activities:
Loans from affiliates	9,568	—	—	(9,568)	—
Short-term debt, net	—	3	500	—	503
Revolving Facility borrowings	—	35,000	5,000	—	40,000
Revolving Facility reductions	—	(36,000)	(5,000)	—	(41,000)
Principal payments on long term debt	—	(104)	—	—	(104)
Revolver facility refinancing	—	(922)	—	—	(922)
Net cash provided by (used in) financing activities	9,568	(2,023)	500	(9,568)	(1,523)

Net change in cash and cash equivalents	—	621	3,844	—	4,465
Effect of exchange rate changes on cash and cash equivalents	—	—	755	—	755
Cash and cash equivalents at beginning of period	—	646	6,281	—	6,927
Cash and cash equivalents at end of period	$—	$1,267	$10,880	$—	$12,147

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
In its short range outlook released on October 11, 2016, the World Steel Association (WSA) forecasts that global steel demand will increase by 0.2% percent to 1,501 million tons in 2016 and 0.5% in 2017. This estimate is higher than the 1,488 million tons that WSA forecasted in April for 2016. WSA noted that the increase was primarily attributable to a better than expected forecast for China and continued growth in emerging economies. In developed economies, the WSA expects steel demand to grow by 0.2% in 2016 and 1.1% in 2017. This represents a downward estimate of 1.5% for 2016 due to slower growth in the United States and the effects of Brexit.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Results of Operations and Segment Review
The Periods July 1 Through August 15, 2015 (Predecessor) and August 15 Through September 30, 2015 (Successor) as Compared to the Three Months Ended September 30, 2016 (Successor).
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

	Predecessor		Successor
(in thousands)	For the Period July 1 2015 Through August 14, 2015		For the Period August 15, 2015 Through September 30, 2015	For the Three Months Ended September 30, 2016
Net sales	$51,604		$74,774	$111,590
Cost of sales	47,408		67,887	113,602
Additions to lower of cost or market inventory reserve	—		—	4,898
Gross profit (loss)	4,196		6,887	(6,910)
Research and development	710		220	526
Selling and administrative expenses	24,585		6,809	12,215
Rationalizations	(39)		156	—
Operating loss	(21,060)	—	(298)	(19,651)
Other expense (income), net	269		703	(567)
Interest expense	8,790		3,349	6,964
Interest income	(22)		(21)	(158)
Loss from continuing operations before provision for income taxes	(30,097)		(4,329)	(25,890)
Provision for (benefit from) income taxes	5,234		1,107	(1,789)
Net loss from continuing operations	(35,331)		(5,436)	(24,101)
(Loss) Income from discontinued operations, net of tax	(6,893)		(1,867)	1,134
Net loss	$(42,224)		$(7,303)	$(22,967)
Net sales. Net sales for our Industrial Materials segment decreased from $51.6 million in the period July 1 through August 14, 2015 and $74.8 million in the period August 15 through September 30, 2015 to $111.6 million in the three months ended September 30, 2016. Our graphite electrode product line was negatively impacted by a 29% decline in the weighted average selling price compared to the same period of the prior year decreasing revenues by $41.2 million. This decline in sales price was partially offset by a 22% increase in sales volumes.
Cost of sales. We experienced decreases in cost of sales from $47.4 million in the period July 1 through August 14, 2015 and $67.9 million in the period August 15 to September 30, 2015 compared to $113.6 million in the three months ended September 30, 2016. This decrease was in spite of the 22% increase in sales volumes and was primarily the result of decreases in the price of raw materials and increased utilization. Increased utilization was driven primarily by our rationalization initiatives over the last three years, continued cost control initiatives and optimization of our graphite electrode plant capacity.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Lower of cost or market inventory adjustment. In the three months ended September 30, 2016, we incurred a lower of cost or market adjustment of $4.9 million in certain product lines within our graphite electrode business reflecting the aforementioned decreased pricing.
Selling and administrative expenses. Selling and administrative expenses have decreased from $24.6 million in the period July 1 through August 14, 2015 and $6.8 million in the period August 15 through September 30, 2015 to $12.2 million in the three months ended September 30, 2016. This decrease was primarily driven by one-time charges related to our acquisition in 2015 for stock based compensation vesting and proxy-related fees totaling $18.0 million.
Research and development expenses. Research and development expenses decreased from $0.7 million in the period July 1 through August 14, 2015 and $0.2 million in the period August 15 through September 30, 2015 to $0.5 million in the three months ended September 30, 2016 due primarily to headcount reductions as well as overall cost control measures.
Other (Income) Expense. Other expense decreased from $0.3 million in the period July 1 through August 14 and $0.7 million in the period August 15 through September 30, 2015, to income of $0.6 million in the three months ended September 30, 2016 due to advantageous foreign currency impacts on non-operating assets and liabilities.
Interest Expense. Interest expense decreased from $8.8 million in the period July 1 through August 14, 2015 and $3.3 million in the period August 15 through September 30, 2015, to $7.0 million in the three months ended September 30, 2016 primarily due to $4.5 million of accelerated interest expense resulting from the prepayment of our senior subordinated notes in the predecessor period.
Loss from Discontinued Operations. Our loss from discontinued operations improved from a loss of $6.9 million in the period July 1 through August 14, 2015 and $1.9 million in the period August 15 through September 30, 2015 to income of $1.1 million in the three months ended September 30, 2016. This improvement was primarily driven by an improved cost structure resulting from our rationalization initiatives.
Segment operating income (loss). The following table represents our operating income (loss) by segment:

	Predecessor	Successor
	For the Period July 1 2015 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015	For the Three Months Ended September 30, 2016
	(Dollars in thousands)
Industrial Materials	$(2,588)	$2,918	$(14,238)
Corporate, R&D and Other Expenses	(18,472)	(3,216)	(5,413)
Total operating loss	$(21,060)	$(298)	$(19,651)
Provision for income taxes. The following table summarizes the expense/(benefit) for income taxes:

	Predecessor	Successor
	For the Period July 1 2015 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015	For the Three Months Ended September 30, 2016
	(Dollars in thousands)
Tax expense (benefit)	$5,234	$1,107	$(1,789)
Pretax loss	(30,097)	(4,329)	(25,890)
Effective tax rates	(17.4)%	(25.6)%	6.9%
For the three months ended September 30, 2016, the effective tax rate differs from the U.S. statutory rate of 35% primarily due to recent losses in foreign jurisdictions where a tax benefit will be recognized, offset by recent losses in the U.S. and Switzerland where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries taxed at different rates. The recognition of the valuation allowance does not result in or limit the

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Company's ability to utilize these tax assets in the future. The provision for income taxes for the three months ended September 30, 2015 differs from the U.S. statutory rate of 35% primarily due to recent losses in the U.S. where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries taxed at different rates.
The Periods January 1 Through August 15, 2015 (Predecessor) and August 15 Through September 30, 2015 (Successor) as Compared to the Nine Months Ended September 30, 2016 (Successor)
The tables presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our MD&A, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.
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

	Predecessor		Successor
(in thousands)	For the Period January 1 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015	For the Nine Months Ended September 30, 2016
Net sales	$339,907	$74,774	$322,530
Cost of sales	305,001	67,887	331,297
Additions to lower of cost or market inventory reserve	—	—	19,523
Gross profit (loss)	34,906	6,887	(28,290)
Research and development	3,377	220	1,964
Selling and administrative expenses	64,383	6,809	39,372
Rationalizations	14	156	58
Impairments	35,381	—	—
Operating loss	(68,249)	(298)	(69,684)
Other expense (income), net	1,421	703	(1,528)
Interest expense	26,211	3,349	19,860
Interest income	(363)	(21)	(169)
Loss from continuing operations before provision for income taxes	(95,518)	(4,329)	(87,847)
Provision for (benefit from) income taxes	6,452	1,107	(7,675)
Net loss from continuing operations	(101,970)	(5,436)	(80,172)
Loss from discontinued operations, net of tax	(18,679)	(1,867)	(107,568)
Net loss	$(120,649)	$(7,303)	$(187,740)
Net sales. Net sales for our Industrial Materials segment decreased from $339.9 million in the period January 1 through August 14, 2015 and $74.8 million in the period August 15 through September 30, 2015 to $322.5 million in the nine months ended September 30, 2016. This decrease was primarily driven by a 27% decrease in the weighted average sales price of our graphite electrode products which decreased $109.6 million revenues by $41.2 million compared to the same period of the prior year. This decrease was partially offset by a 7% increase in volumes.
Cost of sales. Cost of sales decreased from $305.0 million for the period January 1 through August 14, 2015 and $67.9 million in the period August 15 through September 30, 2015 to $331.3 million in the nine months ended September 30, 2016. This decrease was driven primarily by reduced variable manufacturing costs. These reductions

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

have been driven by lower raw material prices, an improved cost structure from our rationalization initiatives and plant optimization. Cost of sales also benefited from an advantageous currency impact of $8.1 million.
Lower of cost or market inventory adjustment. In the nine months ended September 30, 2016, we incurred a lower of cost or market adjustment of $19.5 million in certain product lines within our graphite electrode business reflecting the decreased pricing.
Selling and general administrative. Selling and general administrative expenses decreased from $64.4 million in the period January 1 through August 14, 2015 and $6.8 million in the period August 15 through September 30, 2015 compared to $39.4 million in the nine months ended September 30, 2016 driven primarily by one-time charges related to our acquisition in 2015 for stock based compensation vesting and proxy-related fees totaling $23.0 million. Additional decreases have been the result of headcount reductions and continued cost control measures.
Impairments. During the first quarter of 2015, we recorded a $35.4 million goodwill impairment charge in our needle coke reporting unit resulting from price declines that were to take effect in the second quarter of 2015 as a result of overcapacity in the industry.
Other (Income) Expense. Other expense decreased from $1.4 million in the period January 1 through August 14 and $0.7 million in the period August 14 through September 30, 2015, to income of $1.5 million in the nine months ended September 30, 2016 due to due to advantageous foreign currency impacts on non-operating assets and liabilities.
Interest Expense. Interest expense decreased from $26.2 million in the period January 1 through August 14, 2015 and $3.3 million in the period August 15 through September 30, 2015 to $19.9 million in nine months ended September 30, 2016 primarily due to the repayment of our Senior Subordinated Notes in August 2015 which has reduced our overall annual interest expense. The prepayment also resulted in a $4.5 million accelerated interest charge within the predecessor period.
Loss from Discontinued Operations. Results from our discontinued operations improved from a loss of $18.7 million in the period January 1 through August 14, 2015 and $1.9 million in the period August 15 through September 30, 2015 to $107.6 million in the nine months ended September 30, 2016. This decrease was driven by in impairment charge of $105.6 million to align the value of our assets held for sale with the estimated fair market value as of September 30, 2016. This was partially offset by an improved cost structure resulting from our rationalization initiatives.
Segment operating income (loss). The results discussed above are reflected in our operating income (loss) by segment as follows:

	Predecessor	Successor
	For the Period January 1 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015	For the Nine Months Ended September 30, 2016
	(Dollars in thousands)
Industrial Materials	$(24,900)	$2,918	$(50,776)
Corporate, R&D and Other Expenses	(43,349)	(3,216)	(18,908)
Total operating loss	$(68,249)	$(298)	$(69,684)
 Provision for income taxes. The following table summarizes the expense/(benefit) for income taxes:

	Predecessor	Successor
	For the Period January 1 Through August 14, 2015	For the Period August 15, 2015 Through September 30, 2015	For the Nine Months Ended September 30, 2016
	(Dollars in thousands)
Tax expense (benefit)	$6,452	$1,107	$(7,675)
Pretax loss	(95,518)	(4,329)	(87,847)
Effective tax rates	(6.8)%	(25.6)%	8.7%

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

For the nine months ended September 30, 2016, the effective tax rate differs from the U.S. statutory rate of 35% primarily due to recent losses in foreign jurisdictions where a tax benefit will be recognized, offset by recent losses in the U.S. and Switzerland where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries tax at different rates. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future. The provision for income taxes for the nine months ended ended September 30, 2015 differs from the U.S. statutory rate of 35% primarily due to recent losses in the U.S. where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries taxed at different rates.
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
For net sales of Industrial Materials, the impact of changes in the average exchange rates of other currencies against the U.S. dollar for the nine months ended September 30, 2016 was an decrease of $0.4 million compared to the same period of 2015. The impact of the exchange rate changes on cost of sales of Industrial Materials for the nine months ended September 30, 2016 was a decrease of $8.1 million compared to the same period of 2015.
As part of our cash management, we also have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Operations.
The remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities resulted in a gain of $0.9 million in the nine months ended September 30, 2015 compared to a loss of $0.9 million in the nine months ended September 30, 2016.
We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by currency exchange rate changes, as described under “Part I, Item 3–Quantitative and Qualitative Disclosures about Market Risk”.
 Liquidity and Capital Resources
We believe that we have adequate liquidity to meet our needs. As of September 30, 2016, we had cash and cash equivalents of $12.1 million, long-term debt of $364.1 million, short-term debt of $6.5 million and stockholder’s equity of $637 million.
On April 27, 2016, GrafTech and certain of its subsidiaries entered into an amendment to the Revolving Facility. As a result of the amendment, the size of the Revolving Facility was permanently reduced from $375 million to $225 million. New covenants were also added to the Revolving Facility, including a requirement to make mandatory repayments of outstanding amounts under the Revolving Facility and the Term Loan Facility with the proceeds of any sale of all or any substantial part of the assets included in the Engineered Solutions segment and a requirement to maintain minimum liquidity (consisting of domestic cash, cash equivalents and availability under the Revolving Facility) in excess of $25 million. The covenants were also modified to provide for: the elimination of certain exceptions to the Company’s negative covenants limiting the Company’s ability to make certain investments, sell assets, make restricted payments, incur liens and incur debt; a restriction on the amount of cash and cash equivalents permitted to be held on the balance sheet at any one time without paying down the Revolving Facility; and changes to the Company’s financial covenants so that, until the earlier of March 31, 2019 or the Company has $75 million in trailing twelve month EBITDA, the Company is required to maintain trailing twelve month EBITDA above certain minimums ranging from
($40 million) to $35 million after which the Company’s existing financial covenants under the Revolving Facility will apply.
With this amendment, the Company has full access to the $225 million Revolving Facility, subject to the $25 million minimum liquidity requirement. As of September 30, 2016, the Company had $61.5 million of borrowings on the Revolving Facility and $13.9 million of letters of credit drawn against the Revolving Facility. In addition to the Revolving Facility, the Company has $36.0 million outstanding on its Term Loan Facility.
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
As of December 31, 2015 and September 30, 2016, approximately 73% and 74% of our debt, respectfully, consisted of fixed rate or zero interest rate obligations.
Cash Flow and Plans to Manage Liquidity. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of capital expenditures, acquisitions and other factors.
The Company has access to a $225 million Revolving Facility (subject to a $25 million minimum liquidity requirement). As of September 30, 2016, the Company had $61.5 million of borrowings and $13.9 million of letters of credit, for a total of $75.4 million drawn against the Revolving Facility.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

be able to, consummate any such sales on acceptable terms or at all or as to the price, terms or conditions of any such sales.
As of September 30, 2016, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable.
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
We had positive cash flow from operating activities during 2012, 2013, 2014, 2015 and through September 30, 2016. Although the global economic environment experienced significant swings in these periods, our working capital management and cost-control initiatives allowed us to remain operating cash flow positive in both times of declining and improving operating results.
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
Cash Flows.
The following table summarizes our cash flow activities:

	Predecessor	Successor
	For the Period January 1 Through August 14, 2015	For the Period August 15 Through September 30, 2015	For the Nine Months Ended September 30, 2016
	(Dollars in millions)
Cash flow provided by (used in):
Operating activities	$28.3	$3.9	$28.7
Investing activities	$(39.9)	$(4.6)	$(22.7)
Financing activities	$20.8	$(10.6)	$(1.5)
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

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
During the period January 1 through August 14, 2015, changes in working capital resulted in a net source of funds of $45.6 million which was impacted by:

•	net cash inflows in accounts receivable of $61.0 million from the decrease in accounts receivable due to the timing and collection of customer sales and collections;

•	net cash outflows from decreases in accounts payable and accruals of $18.7 million, due primarily to changes in tax accruals and payables; and

•	a decrease in interest expense of $2.3 million.
During the period August 15 through September 30, 2015, there was no significant change to net working capital.
During the nine months ended September 30, 2016, changes in working capital resulted in a net source of funds of $54.0 million which was impacted by:

•	net cash inflows in accounts receivable of $9.7 million from the decrease in accounts receivable due to the collection of customer sales;

•	net cash inflows from decreases in inventory of $41.4 million, due primarily to inventory management initiatives;

•	net cash outflows from increased prepaid expense of $1.2 million due to value added tax payments;

•	net cash inflows due to increase in accounts payable and accruals of $1.8 million primarily resulting from timing of payments.
Other uses of cash in the nine months ended September 30, 2016 included contributions to pension and other benefit plans of $8.8 million.
Investing Activities
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
Net cash used in investing activities was $22.7 million during the nine months ended September 30, 2016 and included capital expenditures of $22.3 million and $1.2 million related to cash settlements of derivative instruments.
 Financing Activities
Net cash inflow from financing activities was $20.8 million during the period January 1 through August 14, 2015. We received $150 million of cash as proceeds from our issuance of preferred shares and had net borrowings under our Revolving Facility and short term debt agreements resulted in a source of cash of $79.5 million. These were offset by the $200 million repayment of our Senior Subordinated Notes, $5.1 million of credit facility refinancing fees and $3.4 million of preferred share issuance costs.
Net cash inflow from financing activities was $1.5 million during the nine months ended September 30, 2016, resulting from net borrowings $0.5 million under our Revolving Facility and fees paid for the refinancing of our revolving credit facility totaling $0.9 million.
Restrictions on Dividends and Stock Repurchases
It has generally been the policy of our Board of Directors to retain earnings to finance strategic and other plans and programs, conduct business operations, fund acquisitions, meet obligations and repay debt. We did not pay any

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

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
The outstanding foreign currency derivatives as of December 31, 2015 represented no unrealized gain or loss. The net unrealized loss as of September 30, 2016 was $0.4 million.
Energy Commodity Management. We periodically enter into commodity derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas and refined oil product exposure. We had no outstanding commodity derivative contracts as of September 30, 2016.
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
Sensitivity Analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our foreign currency derivatives and our commodity derivatives. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of September 30, 2016, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a corresponding decrease of $1.9 million or a corresponding increase of $1.9 million, respectively, in the fair value of the foreign currency hedge portfolio. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
We had no interest rate derivative instruments outstanding as of September 30, 2016. A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $0.8 million for the nine months ended September 30, 2016.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective at the reasonable assurance level as of September 30, 2016.
Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2016 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

GRAFTECH INTERNATIONAL LTD.
Date:	October 27, 2016	By:	/s/ Quinn J Coburn
Quinn J Coburn
Vice President and Chief Financial Officer (Principal Financial Officer)