Form 10-K
period 2016-12-31
GRAFTECH INTERNATIONAL LTD
filed 2017-02-27
CIK 931148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2016
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
Large Accelerated Filer  ☐ Accelerated Filer  ☐ Non-Accelerated Filer  ☐  Smaller reporting company   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒
None of the oustanding common stock of the registrant is held by a non-affiliate of the registrant and therefore the aggregate market value of common stock held by non-affiliates of the registrant is zero. On February 1, 2017, 100 shares of our common stock were outstanding.

(Explanatory Note: The registrant is a voluntary filer and not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. Although not subject to these filing requirements, the registrant has filed all reports that would have been required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months had the registrant been subject to such requirements.)

PART I

Preliminary Notes

Important Terms. We use the following terms to identify various matters. These terms help to simplify the presentation of information in this Report.
“Brookfield” means BCP IV GrafTech Holdings LP, an affiliate of Brookfield Asset Management Inc., and the direct owner of GrafTech
“Common Stock” means GTI common stock, par value $.01 per share.
“Credit Agreement” refers to the credit agreement providing for our senior secured revolving and term credit facilities, dated as of April 23, 2014, as amended as of November 19, 2014, February 27, 2015, June 26, 2015, July 28, 2015 and April 27, 2016, as further amended, supplemented, restated or otherwise modified from time to time.
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
“MTM Adjustment” refers to our accounting policy regarding pension and other post-employment benefits plans (“OPEB”) whereby we immediately recognize the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each year (referred to as “mark-to-market”).
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
We currently manufacture our graphite electrodes in 4 manufacturing facilities strategically located in North America and Europe. We believe our Industrial Materials business has the largest manufacturing capacity and one of the lowest manufacturing cost structure of all of our major competitors and delivers the highest-level quality products. We currently have the operating capability, depending on product demand and mix, to manufacture approximately 195,000 metric tons of graphite electrodes. Beginning in 2013 and continuing through 2015, we announced and implemented rationalization plans designed to significantly improve our competitiveness, allow us to better serve customers and position our Industrial Materials business for success. As a result we have reduced our manufacturing facilities and reduced graphite electrode capacity. Additionally, we initiated changes to the Company’s operating and management structure in order to streamline, simplify and decentralize the organization, resulting in savings within our corporate functions. These strategic initiatives addressed three key areas: profitability, cash flow and future growth.
We hold approximately 201 issued and pending patent applications related to our Industrial Materials business.
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
Industrial Materials Segment
Industrial Materials is our only reportable segment and it delivers high quality graphite electrodes and needle coke products. Graphite electrodes are key components of the conductive power systems used to produce steel and non-ferrous metals. Approximately 75% of our graphite electrodes sold are consumed in the EAF steel melting process, the steel making technology used by all “mini-mills,” typically at a rate of one graphite electrode every eight to ten operating hours. We believe that mini-mills constitute the higher long-term growth sector of the steel industry and that there is currently no commercially viable substitute for graphite electrodes in EAF steel making. The remaining approximately 25% of electrodes sold are primarily used in various other ferrous and non-ferrous melting applications, including steel refining (ladle furnace operations for both EAF and basic oxygen furnace steel production), fused materials, chemical processing, and alloy metals.
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

Our Industrial Materials segment, which had net sales of $825 million in 2014, $533 million in 2015 and $438 million in 2016 manufactures and delivers high quality graphite electrodes and needle coke products, as well as provides customer technical services. We estimate that the worldwide sales for products serviced by our Industrial Materials segment was approximately $3.5 billion in 2015 and approximately $2.7 billion in 2016. The decline in worldwide sales is primarily the result of lower prices and volumes driven primarily by decreased EAF steel production. This decrease is caused by increased imports to the markets we serve and increased blast furnace steel production as iron ore prices have fallen.
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
Graphite electrodes are currently the only known commercially available products that have the high levels of electrical conductivity and the capability of sustaining the high levels of heat generated in an electric arc furnace producing steel. Therefore, graphite electrodes are essential to the production of steel in electric arc furnaces. We believe there is currently no commercially viable substitute for graphite electrodes in EAF steel making. We estimate that, on average, the cost of graphite electrodes represents about 1-2% of the total cost of producing steel in a typical electric arc furnace.
EAF steel production was estimated to be approximately 395 million metric tons in 2016, representing approximately 25% of the world’s steel production. The World Steel Association's utilization rate for the total steel market was 70% in 2015 and 69% in 2016. EAF steel capacity utilization rates typically follow the trends of the overall steel industry, however recently blast furnace utilization has increased to the detriment of EAF production as iron ore and coal prices have fallen faster than the price of scrap steel.
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
Production Capacity. We believe that the worldwide total graphite electrode manufacturing capacity was approximately 1.88 million metric tons for 2014, 1.85 million metric tons for 2015 and approximately 1.70 million metric tons for 2016. We believe that the worldwide graphite electrode industry manufacturing capacity utilization rate excluding China was approximately 68% for 2015 and 76% for 2016 and including China capacity utilization was approximately 64% in 2015 and 63% in 2016.. We routinely update our estimates as more information, which can vary, becomes available, as stated capacities in some cases are effective capacity adjusted for production yields and product mix.
We have the capability, depending on product demand and mix, to manufacture approximately 195,000 metric tons of graphite electrodes during 2016. This production capacity is down approximately 60,000 metric tons from previous years due to our rationalization initiatives. See Note 4 to the Financial Statements for a discussion on these rationalization activities. As a result of our acquisition of Seadrift in November 2010, our graphite electrode production is vertically integrated. Seadrift currently provides a substantial portion of our needle coke requirements.

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
Engineered Solutions Business
We also produce other graphite products within our Engineered Solutions business, which includes advanced graphite materials, advanced energy technologies, refractory products and advanced composite materials. Advanced graphite materials are highly engineered synthetic graphite products used in many areas due to their unique properties and our ability to tailor them to specific solutions. These products are used in transportation, alternative energy, metallurgical, chemical, oil and gas exploration and various other industries. Advanced energy technologies products consist of electronic thermal management solutions, fuel cell components, and sealing materials. Refractory products are used in blast furnaces and submerged arc furnaces due to their high thermal conductivity and the ease with which they can be machined to large or complex shapes. Advanced composite materials are highly engineered carbon products that are woven into various shapes, primarily to support the aerospace and defense industries.
During the first quarter of 2016, we announced that we are exploring strategic options for our Engineered Solutions business to focus our efforts on our graphite electrode business. During the second quarter of 2016, our Engineered Solutions business qualified as held for sale status. All results have been excluded from continuing operations for both the current and prior years, unless otherwise noted. See Note 3 "Discontinued Operations and Assets Held for Sale" for significant components of the results of our Engineered Solutions segment.
During the fourth quarter of 2016, we sold our advanced composite materials business, which produced highly engineered carbon products that are woven into various shapes, primarily to support the aerospace and defense industries. We are continuing to negotiate with potential buyers for the remaining Engineered Solutions’ businesses.
Business Strategies
We believe that, by growing our revenues, successfully implementing LEAN initiatives, and maximizing our cash flows, we will deliver enhanced financial performance. We believe this strategy will position us to capitalize on growth opportunities that may arise. We have transformed our operations, building competitive advantages to enable us to compete successfully, to realize enhanced performance as economic conditions improve and to exploit growth opportunities from our intellectual property portfolio. Our business strategies are designed to expand upon our competitive advantages by:
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

We sell our products in every major geographic region. Sales of our products to buyers outside the U.S. accounted for approximately 76% of net sales in 2014, approximately 80% of net sales in 2015 and 83% in 2016. No single customer or group of affiliated customers accounted for more than 10% of our total net sales in 2014, 2015 or 2016.
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
Providing Superior Technical Service. We believe that we are recognized as one of the industry leaders in providing value added technical services to customers for our major product lines. We have a large customer technical service organization, with supporting engineering and scientific groups with more than 90 engineers and specialists around the world dedicated to our Industrial Materials business, and we believe that we are recognized as one of the industry leaders in providing value added technical services to customers for our major product lines. A portion of these employees assist key steel and other metals customers in furnace applications, operations and upgrades to reduce energy consumption, improve raw material costs and increase output.
Maintaining Liquidity and Building Value. We believe that our business strategies and our rationalization and related activities support our goal of growing revenues and operating income and maximizing the cash generated from operations. Maintaining liquidity remains a priority for us. As of December 31, 2016, we had Senior Notes with a carrying value of $274 million which will mature in 2020 with a redemption value of $300 million. We had outstanding borrowings on our Credit Agreement totaling $90.7 million and cash and cash equivalents of $11.6 million. As of December 31, 2015, we had outstanding borrowings under our Credit Agreement of $98 million, $268 million of Senior Notes and cash and cash equivalents of $6.9 million.
We continually review our assets, product lines and businesses to seek out opportunities to maximize value, through re-deployment, merger, acquisition, divestiture or other means, which could include taking on more debt. We may at any time buy or sell assets, product lines or businesses.
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
We currently manufacture graphite electrodes in the United States, Mexico, France and Spain and we have an electrode machining center in Brazil. During 2016, we temporarily idled our U.S. facility to align with overall demand.
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
Raw Materials and Suppliers. The primary raw materials for electrodes are engineered by-products and residues of the petroleum and coal industries. We use these raw materials because of their high carbon content. The primary raw materials for graphite electrodes are calcined needle coke and pitch. We purchase raw materials from a variety of sources and believe that the quality and cost of our raw materials on the whole is competitive with those available to our competitors. We obtained a substantial portion of our 2016 needle coke requirements internally and plan to do the same in 2017.
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
We have a large customer technical service organization, with supporting application engineering and scientific groups and more than 90 engineers and specialists around the world dedicated to our Industrial Materials business. We believe that we are recognized as one of the industry leaders in providing value added technical services to customers for our major product lines.
We deploy these selling methods and our customer technical service to address the specific needs of all products. Our direct sales force currently operates from 6 sales offices located around the world.
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
We have customer technical service personnel based around the world to assist customers to maximize their production and minimize their costs. A portion of our engineers and technicians provide technical service and advice to key steel and other metals customers. These services relate to furnace applications and operation, as well as furnace upgrades to reduce energy consumption, improve raw material costs and increase output.
Technology

We believe that we are an industry leader in graphite and carbon materials science and high temperature processing know-how and that we operate premier research, development and testing facilities for our industry. We have over 125 years of experience in the research and development of graphite and carbon technologies.
Research and Development. We conduct our research and development both independently and in conjunction with our strategic suppliers, customers and others. We opened a new dedicated innovation and technology center located near our corporate headquarters in Ohio in February 2015 which focuses on all products. This facility drives innovation to support new product development and commercialize the next generation technologies in carbon and graphite material science. The activities at this center are integrated with the efforts of our engineers at our manufacturing facilities who are focused on improving manufacturing processes.
Research and development expenses amounted to $9.7 million in 2014, $3.4 million in the period January 1 through August 14, 2015, $1.1 million in the period August 15 through December 31, 2015 and $2.4 million in 2016. We believe that our technological and manufacturing strengths and capabilities provide us with a significant growth opportunity as well as a competitive advantage.
Intellectual Property. We believe that our intellectual property, consisting primarily of patents and proprietary know-how, provides us with competitive advantages and is important to our growth opportunities. Our intellectual property portfolio is extensive, with approximately 201 carbon and graphite U.S. and foreign patents and published patent applications focused on our Industrial Materials business, which we believe is more than any of our major competitors (in the business segments in which we operate).
We own, and have obtained licenses to, various trade names and trademarks used in our businesses. For example, the trade name and trademark UCAR are owned by Union Carbide Corporation (which was acquired by Dow Chemical Company) and are licensed to us on a worldwide, exclusive and royalty-free basis until 2025. This particular license automatically renews for successive ten-year periods. It permits non-renewal by Union Carbide in 2025 or at the end of any renewal period upon five years’ notice of non-renewal.
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
There are a number of international graphite electrode producers, including SGL Carbon A.G. (Germany), Tokai Carbon Co., Ltd. (Japan), Showa Denko Carbon K.K. (Japan), Graphite India Limited (India), HEG Limited (India), SEC Corporation Limited (Japan), Nippon Carbon Co., Ltd. (Japan), Energoprom Group (Russia), Fangda Carbon New Material Technology Co., Ltd. (China), Nantong Yangzi Carbon Co. Ltd (China), Kaifeng Carbon Co., Ltd. (China) and Sinosteel Jilin Carbon Co., Ltd (China), as well as a number of others. In October 2016, SGL Carbon A.G. agreed to sell its performance products business, which is comprised mainly of their graphite electrode product line to Showa Denko Carbon K.K.
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
We believe there are currently approximately nine other firms producing needle coke. These competitors include Phillips 66 (U.S.), Petrocokes Japan Limited (Japan), Mitsubishi Chemical Company, Baosteel Group (China), C-Chem Co., Ltd. (Japan), Indian Oil Company Limited (India), JX Holdings Inc. (Japan), Petrochina International Jinzhou Co., Ltd. (China) and Anshan Kaitan Thermo-Energy New Materials Co., Ltd (China).
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
In December 2015, the 21st Conference of Parties for the UNFCC concluded with more than 190 countries adopting the Paris Agreement, which then came into force and legally binding on the parties in November 2016, after the three criteria in Article 21 were satisfied. The Paris Agreement is a partly binding and partly voluntary agreement to cut global carbon emissions in an effort to limit the rise in global temperatures. The U.S. has pledged to achieve significant reductions in CO2 emissions by 2020. The U.S. may sign a future international Climate Change agreement and/or enact new national Climate Change legislation to reduce GHG emissions in accordance with established goals and deadlines. Such new legislation could impact our industry directly or indirectly, for example by higher energy costs. One or more of our U.S. facilities could be covered by such new legislation and we could incur additional compliance obligations and related expenses.
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
Employees
As of December 31, 2016, we had 1,244 employees in our Industrial Materials business and supporting corporate functions (excluding contractors), a decrease of 75 employees from December 31, 2015. A total of 425 employees were in Europe (including Russia), 593 were in Mexico and Brazil, 6 were in South Africa, 211 were in the U.S. and 9 were in the Asia Pacific region. As of December 31, 2016, 750 of our employees were hourly employees.
As of December 31, 2016, approximately 53% of our worldwide employees were covered by collective bargaining or similar agreements, which expire at various times in each of the next several years. As of December 31, 2016, approximately 536 employees, or 43% of our employees, were covered by agreements which expire, or are subject to renegotiation, at various times through December 31, 2017. We believe that, in general, our relationships with our unions are satisfactory and that we will be able to renew or extend our collective bargaining or similar agreements on reasonable terms as they expire. We cannot assure, however, that renewed or extended agreements will be reached without a work stoppage or strike or will be reached on terms satisfactory to us.
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
A global, regional or localized economic downturn may reduce customer demand or inhibit our ability to produce our products, negatively impacting our operating results. Our business and operating results have been and will continue to be sensitive to economic downturns (including credit market tightness which can impact our liquidity as well as that of our customers, suppliers and other business partners), declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates and other challenges that can affect the economy. Our customers may experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing, leading them to delay or cancel plans to purchase products, and they may not be able to fulfill their obligations in a timely fashion. Further, suppliers and other business partners may experience similar conditions, which could impact their ability to fulfill their obligations to us. Also, it could be difficult to find replacements for business partners without incurring significant delays or cost increases). Such events and other economic matters would negatively impact our revenues and results of operations.
As more fully described under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” we are currently facing a challenging environment for our products, particularly our Industrial Materials products, as a result of global economic conditions.

The International Monetary Fund reported GDP growth figures for 2016 at approximately 3.1 percent. We believe that worldwide the graphite electrode industry manufacturing capacity utilization rate excluding China was approximately 68% for 2015 and 76% for 2016 and including China capacity utilization was approximately 64% in 2015 and 63% in 2016.. These lower capacity utilization rates may continue to be driven by a challenging environment for our customers which would negatively impact demand for our Industrial Materials products and may adversely affect our revenue and results of operations for 2017.
We are dependent on the global steel industry.
We sell our Industrial Materials products, which accounted for 100% of our total net sales within continuing operations in 2016, primarily to the EAF steel production industry. Our customers, including major steel producers, are experiencing and may continue to experience downturns or financial distress that could adversely impact our ability to collect our accounts receivable or to collect them on a timely basis.
The steel industry has historically been highly cyclical and is affected significantly by general economic conditions. Significant customers for the steel industry include companies in the automotive, construction, appliance, machinery, equipment and transportation industries, all of which continue to be affected by the general economic downturn and the deterioration in financial markets, including severely restricted liquidity and credit availability.
We sell products used in the transportation, semiconductor, solar, petrochemical, electronics, and other industries which are susceptible to global and regional economic downturns
Many of our other products are sold primarily to the electronics, transportation, alternative energy, and oil and gas exploration industries. These are global basic industries, and they are experiencing various degrees of contraction, growth and consolidation. Customers in these industries are located in every major geographic region. As a result, our customers are affected by changes in global and regional economic conditions. This, in turn, affects overall demand and prices for our products sold to these industries. As a result of changes in economic conditions, demand and pricing for our products sold to these industries has fluctuated and in some cases declined significantly, which could have a material adverse effect on our results of operations.
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
As of December 31, 2016, we had approximately $365.4 million of total indebtedness principal outstanding, This includes $274.1 million of Senior Notes ($300.0 million due upon maturity). The Company also has access to a $225 million Revolving Facility (subject to a $25 million minimum liquidity requirement). As of December 31, 2016, the Company had $61.2 million of borrowings and $12.3 million of letters of credit, for a total of $73.5 million drawn against the Revolving Facility.
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
The Credit Agreement governing the Revolving Facility includes covenants that could restrict or limit our ability to repurchase the Senior Notes in a change of control repurchase event.
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
Any rating assigned to our debt could be lowered or withdrawn entirely by a rating agency if, in that rating agency's judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing. In January 2016, Moody's downgraded our Senior Notes from B1 to Caa1.

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
We are dependent on supplies of raw materials and energy. Our results of operations could deteriorate if that supply increases in cost or is substantially disrupted for an extended period.
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
We may divest or acquire businesses.
We may divest or acquire businesses to rationalize or expand our businesses and enhance our cash flows. No assurance can be given that we will be successful in any of such activities or as to the impact thereof on us financial or otherwise.
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
As of December 31, 2016, GTI's subsidiaries that are not guarantors of the Senior Notes had total liabilities, including trade payables (but excluding intercompany liabilities), of approximately $137.5 million or 24% of our total liabilities, and total assets (excluding intercompany receivables) of approximately $719.7 million, or 65% of our total assets. In addition, for the year ended December 31, 2016, our subsidiaries that are not guarantors of the Senior Notes generated approximately $350.9 million, or 80%, of our consolidated revenues and approximately $77.5 million of our consolidated operating loss of $92.1 million.

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
Forward Looking Statements
Forward Looking Statements and Risks. This Report contains forward looking statements. In addition, we or our representatives have made or may make forward looking statements on telephone or conference calls, by webcasts or emails, in person, in presentations or written materials, or otherwise. These include statements about such matters as future, targeted or expected (or the impact of current, future, expected or targeted): outlook for 2017 or beyond; operational and financial performance; growth prospects and rates; future or targeted profitability, cash flow, liquidity and capital resources, production rates, inventory levels and EBITDA; the impact of rationalization, product line change, cost and liquidity initiatives; changes in the operating rates or efficiency in our operations or our competitors' or customers' operations; product quality; diversification, new products, and product improvements and their impact on our business; the integration or impact of acquired businesses; divestitures, asset sales, investments and acquisitions that we may make in the future; possible debt or equity financing or refinancing (including factoring and supply chain financing) activities; the impact of customer bankruptcies; conditions and changes in the global financial and credit markets; possible changes in control of the Company and the impacts thereof; the impact of accounting changes; and currency exchange and interest rates and changes therein; .changes in production capacity in our operations and our competitors' or customers' operations and the utilization rates of that capacity; growth rates for, prices and sales of, and demand for, our products and our customers' products; costs of materials and production, including increases or decreases therein, our ability to pass on any such increases in our product prices or impose surcharges thereon, or customer or market demand to reduce our prices due to such decreases; changes in customer order patterns due to changes in economic conditions; productivity, business process and operational initiatives; the markets we serve and our position in those markets; financing and refinancing activities; investments and acquisitions and the performance of the businesses underlying such acquisitions and investments; employment and contributions of key personnel; employee relations and collective bargaining agreements covering many of our operations; tax rates and the effects of jurisdictional mix; capital expenditures and changes therein; nature and timing of restructuring and rationalization charges and payments; inventory and supply chain management; customer and supplier contractual provisions and related opportunities and issues; competitive activities; strategic plans, initiatives and business projects; regional and global economic and industry market conditions, the timing and magnitude of changes in such conditions; interest rate management activities; currency rate management activities; deleveraging activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, technology development and collaboration, investment, acquisition, venture, operational, tax, financial and capital projects; legal proceedings, investigations, contingencies, and environmental compliance including any regulatory initiatives with respect to greenhouse gas emissions; consulting projects; and costs, working capital, revenues, business opportunities, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. The words “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “intend,” “should,” “would,” “could,” “target,” “goal,” “continue to,” “positioned to” and similar expressions, or the negatives thereof, identify some of these statements.
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

•	the possibility that a Brazilian graphite electrode antitrust investigation could result in material fines or penalties;

•	the possibility that we will fail to retain or develop new customers or applications for our Engineered Solutions products or such new product applications will not be adopted by the market place;

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

Item 1B.	Unresolved Staff Comments

•	Not applicable.

Item 2.	Properties
We currently operate the following facilities, which are owned or leased as indicated.

Location of Facility	Primary Use	Owned or Leased
U.S.

Independence, Ohio	Corporate Headquarters	Leased

Brooklyn Heights, Ohio	Innovation and Technology Center	Leased

St. Marys, Pennsylvania	Graphite Electrode Manufacturing Facility	Owned

Port Lavaca, Texas	Needle Coke Manufacturing Facility	Owned

Europe

Calais, France	Graphite Electrode Manufacturing Facility	Owned

Moscow, Russia	Sales Office	Leased

Pamplona, Spain	Graphite Electrode Manufacturing Facility and Sales Office	Owned

Bussigny, Switzerland	Sales Office	Leased

Other International

Beijing, China	Sales Office	Leased

Hong Kong, China	Sales Office	Leased

Monterrey, Mexico	Graphite Electrode Manufacturing Facility and Sales Office	Owned

Assets Held for Sale:

Parma, Ohio	Advanced Graphite Materials Machine Shop	Owned

Lakewood, Ohio	Advanced Electronics Technologies Manufacturing Facility and Sales Office	Owned

Sharon Center, Ohio	Advanced Electronics Technologies Manufacturing Facility	Owned

Columbia, Tennessee	Advanced Graphite Materials and Refractory Products Manufacturing, Warehousing Facility and Sales Office	Owned

Lawrenceburg, Tennessee	Refractory Products Manufacturing Facility	Owned

Clarksburg, West Virginia	Advanced Graphite Materials Manufacturing Facility, Machine Shop and Sales Office	Owned

Malonno, Italy	Advanced Graphite Materials Manufacturing and Machine Shop and Sales Office	Owned

Meyerton, South Africa	Refractory Machine Shop and Sales Office	Owned

Salvador, Bahia, Brazil	Graphite Electrode Machine Shop (will be maintained after sale)	Owned

Shanghai, China	Sales Office	Leased
During the first quarter of 2016, we announced that we are exploring strategic options for our Engineered Solutions business to focus our efforts on our graphite electrode business. The assets categorized above as "Assets Held for Sale" represent mostly the assets pertaining to our Engineered Solutions business. A portion of our facility in Salvadore, Bahia, Brazil is currently being marketed as we have eliminated graphite electrode production in this facility. We will maintain a graphite electrode machine shop at our Brazil facility after any potential sale. Other than the assets discussed therein, we believe that our facilities, which are of varying ages and types of construction, are in good condition, are suitable for our operations and generally provide sufficient capacity to meet our requirements for the foreseeable future.

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
Holders
As of December 31, 2016, Brookfield was the sole holder of our Common Stock.
Dividend Policies and Restrictions
It has generally been the policy of our Board of Directors to retain earnings to finance strategic and other plans and programs, conduct business operations, fund acquisitions, meet obligations and repay debt. We did not pay any cash dividends in 2014, 2015 or 2016. We periodically review our dividend policy.

Item 6.	Selected Financial Data
The data set forth below should be read in conjunction with “Part I. Preliminary Notes-Important Terms”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto.

	Predecessor				Successor
	Year Ended December 31,			For the Period January 1 Through August 14, 2015	For the Period August 15 Through December 31, 2015	Year Ended December 31,
	2012	2013	2014			2016
	(Dollars in thousands)
Statement of Operations Data: (a)		(a)
Net sales	$1,003,283	$893,844	$825,145	$339,907	$193,133	$437,963
Income (loss) from continuing operations (b)	105,846	(35,591)	(152,520)	(101,970)	(28,625)	(108,869)
Net income (loss)	117,641	(27,259)	(285,376)	(120,649)	(33,551)	(235,843)
Basic earnings (loss) per common share:
Income (loss) from continuing operations per share	$0.76	$(0.26)	$(1.12)	$(0.74)	N/A	N/A
Weighted average common shares outstanding (in thousands)	138,552	135,067	136,155	137,152	N/A	N/A

Diluted earnings (loss) per common share:
Income (loss) from continuing operations per share	$0.76	$(0.26)	$(1.12)	$(0.74)	N/A	N/A
Weighted average common shares outstanding (in thousands)	139,700	135,067	136,155	137,152	N/A	N/A

Balance sheet data (at period end):
Total assets	$2,297,915	$2,217,848	$1,833,805	N/A (d)	$1,422,015	$1,172,276
Other long-term obligations (c)	125,000	97,947	107,586	N/A (d)	94,318	82,148
Total long-term debt	535,709	541,593	341,615	N/A (d)	362,455	356,580
Other financial data:
Net cash provided by operating activities	$101,400	$116,837	$120,903	$28,323	$23,115	$22,815
Net cash used in investing activities	(119,962)	(83,801)	(78,952)	(39,918)	(17,484)	(10,471)
Net cash (used in) provided by financing activities	24,112	(37,645)	(35,077)	20,824	(23,072)	(8,317)

(a)
2012 and 2013 results do not represent complete discontinued operations as adjustments for interest allocations and Corporate and R&D expense were not reclassified prior to 2014. All interest remains in continuing operations and an estimate of 80% of Corporate and R&D expenses was assumed to support continuing operations.

(b)	Income by period includes items listed below, which are pre-tax in nature unless otherwise noted.

(c)	Represents pension and post-retirement benefits and related costs and miscellaneous other long-term obligations.

(d)	A closing balance sheet as of August 14, 2015 was not required as part of previous filings.
For the Year Ended December 31, 2012:

•	a non-cash interest charge of $10.7 million related to the amortization of the discount on the Senior Subordinated Notes,

•	a $22.3 million charge related to the amortization of acquired intangible assets,

•	a $8.8 million loss for the MTM Adjustment for our pension and OPEB benefit plans, driven primarily by a decrease in the discount rate due to lower interest rates.
For the Year Ended December 31, 2013:

•	a $62.1 million charge for rationalization and rationalization related activities. This includes $18.9 million of severance and related charges, and $28.3 million of accelerated depreciation expense

•	a non-cash interest charge of $11.5 million related to the amortization of the discount on the Senior Subordinated Notes,

•	a $20.5 million charge related to the amortization of acquired intangible assets,

•	a $14.4 million gain for the MTM Adjustment for our pension and OPEB benefit plans, driven primarily by a increase in discount rates.
For the Year Ended December 31, 2014:

•	A goodwill impairment of $76.1 million related to our needle coke reporting unit,

•
a $40.8 million charge for rationalization and rationalization related activities. This includes $22.4 million of rationalization related depreciation expense, $7.9 million of severance and contract termination costs,

•	a non-cash interest charge of $12.3 million related to the amortization of the discount on the Senior Subordinated Notes,

•	a $19.0 million charge related to the amortization of acquired intangible assets,

•	a $19.0 million loss for the MTM Adjustment for our pension and OPEB benefit plans, driven primarily by a decrease in discount rates and adoption of new mortality tables in 2014.
For the Period January 1 through August 14, 2015:

•	a $35.4 million goodwill impairment charge related to our needle coke reporting unit,

•	$4.4 million charge for rationalization and related activities,

•
$23.6 million of charges related to our tender offer and proxy battle, which includes a $12.7 million charge related to stock-based compensation which was the result of change of control provisions that were triggered by our acquisition,

•	a non-cash interest charge of $12.0 million related to the accelerated amortization of the discount on the Senior Subordinated Notes,

•	a $10.8 million charge related to the amortization of acquired intangible assets,
For the Period August 15 through December 31, 2015:

•	a $1.8 million loss for the MTM adjustment for our pension and OPEB benefit plans
For the year ended December 31, 2016:

•	a lower of cost or market adjustment to inventory of $19.0 million

•	a $2.8 million charge to lower the carrying value of assets held for sale

•	a $2.9 million gain for the MTM adjustment for our pension and OPEB benefit plans
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

	Predecessor			Successor
			For the Period July 1 Through August 14, 2015	For the Period August 15 Through September 30, 2015
	First Quarter	Second Quarter			Fourth Quarter
	(Dollars in thousands, except per share data)
2015
Net sales	$162,494	$125,809	$51,604	$74,774	$118,359
Gross profit	16,492	14,218	4,196	6,887	5,401
Net income (loss) (a)	(55,608)	(22,817)	(42,224)	(7,303)	(26,250)
Basic loss per common share	(0.08)	(0.17)	(0.31)	N/A	N/A

	Successor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
2016
Net sales	$95,576	$115,365	$111,590	$115,432
Gross profit (loss)	(12,975)	(8,405)	(6,910)	(737)
Net income (loss) (b)	(36,375)	(128,399)	(22,967)	(48,102)
(a) Net income by quarter for 2015 includes the following items:
First Quarter

•	$35.4 million impairment charge to write down goodwill associated with the Needle Coke reporting unit;

•	Rationalization and related charges of $3.4 million;

•	Amortization of acquired intangibles totaling $4.3 million, and

•	Interest expense of $8.9 million, driven by $4.8 million of expense related to the Senior Notes.
Second Quarter

•	Rationalization and related charges $0.8 million;

•	Expenses related to our proxy and tender offer totaling $3.3 million;

•	Amortization of intangibles totaling $4.4 million;

•	Interest expense of $9.2 million driven primarily by $4.8 of expense related to the Senior Notes.
Third Quarter

•	Expenses related to our proxy and tender offer totaling $21.2 million;

•	Interest expense of $12.7 million, driven by $4.8 million of expense related to the Senior Notes and $4.5 million of additional expense resulting from the prepayment our Senior Subordinated Notes
Fourth Quarter

•	a $1.8 million loss for the MTM adjustment for our pension and OPEB benefit plans

(b) Net income by quarter for 2016 includes the following items:
First Quarter

•	$11.1 million lower of cost or market adjustment to inventory;

•	Amortization of intangibles totaling $3.6 million.
Second Quarter

•	$3.5 million lower of cost or market adjustment to inventory

•	Amortization of intangibles totaling $3.6 million.

Third Quarter

•	$4.9 million lower of cost or market adjustment to inventory;

•	Amortization of intangibles totaling $3.5 million.
Fourth Quarter

•	a $2.9 million gain for the MTM adjustment for our pension and OPEB benefit plans;

•	Amortization of intangibles totaling $3.6 million;

•	A $0.5 million favorable adjustment to the lower of cost or market inventory reserve.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, our Consolidated Financial Statements and the accompanying notes. Information in this Item is intended to assist the reader in obtaining an understanding of our Consolidated Financial Statements, the changes in certain key items in those financial statements from year-to-year, the primary factors that accounted for those changes, any known trends or uncertainties that we are aware of that may have a material effect on our future performance, as well as how certain accounting principles affect our Consolidated Financial Statements. In addition, this Item provides information about our business segments and how the results of those segments impact our financial condition and results of operations as a whole.
Executive Summary
The world economy continued to experience rates of growth below pre-recession levels. The year began with the International Monetary Fund (IMF) forecasting a global growth rate of 3.4 percent. This estimate was revised downward twice during the year with additional downside risk noted after the United Kingdom's referendum to exit the European Union ("Brexit") ending at the most recent estimate of 3.1 percent. The graphite electrode industry saw further price declines in 2016, however, some indicators signal a potential bottoming out. The steel industry has experienced increases in the costs of key raw materials to run blasts furnaces coupled with declines in the price of scrap steel needed in EAF plants. These factors are beginning to re-balance the economics that make EAF mills more competitive. This resulted in an increase in our sales volume over the prior year, however, the decline in prices more than offset volume increases. Declines in the price of oil and our rationalization initiatives over the past 3 years have significantly improved our cost structure and have positioned us to benefit from any potential recovery.
In the first half of 2016, we completed our evaluation of strategic alternatives for our Engineered Solutions segment and determined that we would sell its businesses. This will allow us to focus on our core competency, which is to be a leading low-cost, high quality provider of graphite electrodes. As of June 30, 2016 the Engineered Solutions business qualified for held for sale status. As a result, the operations of the Engineered solutions have been excluded from continuing operations and are shown in discontinued operations for all current and prior periods.
We have two major product categories within our continuing operations: graphite electrodes and needle coke products, which comprise our only reportable segment, Industrial Materials.
Reference is made to the information under “Part I” for background information on our businesses, industry and related matters.
Global Economic Conditions and Outlook
2017 Outlook. We are impacted in varying degrees, both positively and negatively, as global, regional or country conditions fluctuate. Our discussions about market data and global economic conditions below are based on or derived from published industry accounts and statistics.
In its January, 2017 report, the International Monetary Fund (IMF) estimated global growth at 3.4 percent in 2017. The IMF noted however that there is significant uncertainty in the forecast for advanced economies due to potential changes in the policy stance of the United States under the new administration.
In its short range outlook released on October 11, 2016, the World Steel Association (WSA) forecasts that global steel demand will increase by 0.2% percent to 1,501 million tons in 2016 and will increase 0.5% in 2017. This estimate is higher than the 1,488 million tons that WSA forecasted in April for 2016. WSA noted that the increase was primarily attributable to a better than expected forecast for China and continued growth in emerging economies. In developed economies, the WSA expects steel demand to grow by 0.2% in 2016 and 1.1% in 2017. This represents a downward of the estimate by 1.5% for 2016 due to slower growth in the United States and the effects of Brexit.

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
Revolving Credit Facility
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
With this amendment, the Company has full access to the $225 million Revolving Facility, subject to the $25 million minimum liquidity requirement. As of December 31, 2016, the Company had $61.2 million of borrowings on the Revolving Facility and $12.3 million of letters of credit drawn against the Revolving Facility.
The $40 million Term Loan Facility was fully drawn on August 11, 2015, in connection with the repayment of the Senior Subordinated Notes. The balance of the Term Loan Facility was $29.5 million as of December 31, 2016.
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
Customer Base

We are a global company and sell our products in every major geographic market. Sales of these products to buyers outside the U.S. accounted for about 76% in 2014, 80% in 2015 and 83% in 2016. In 2016, three of our ten largest customers were based in Europe, and one each in the U.S., Korea, Japan, Brazil, Russia, Egypt and India, however, all are multi-national operations.
In 2016, eight of our ten largest customers were purchasers of our Industrial Materials products. No single customer or group of affiliated customers accounted for more than 10% of our net sales in 2016.
Results of Operations and Segment Review

2016. The world economy continued to experience rates of growth below pre-recession levels. The year began with the International Monetary Fund (IMF) forecasting a global growth rate of 3.4 percent. This estimate was revised downward twice during the year with additional downside risk noted after the United Kingdom's referendum to exit the European Union ("Brexit") ending at the most recent estimate of 3.1 percent. The graphite electrode industry saw further price declines in 2016, however, some indicators signal a potential bottoming out. The steel industry has experienced increases in the costs of key raw materials to run blasts furnaces coupled with declines in the price of scrap steel needed in EAF plants. These factors are beginning to re-balance the economics that make EAF mills more competitive. This resulted in an increase in our sales volume over the prior year, however, the decline in prices more than offset volume increases. Declines in the price of oil and our rationalization initiatives over the past 3 years have significantly improved our cost structure and have positioned us to benefit from any potential recovery.
In the first half of 2016, we completed our evaluation of strategic alternatives for our Engineered Solutions segment and determined that we would sell its businesses. This will allow us to focus on our core competency, which is to be a leading low-cost, high quality provider of graphite electrodes. As of June 30, 2016 the Engineered Solutions business qualified for held for sale status. As a result the operations of the Engineered solutions have been excluded from continuing operations and are shown in discontinued operations for all current and prior periods.

2015. Our business faced significant headwinds in the major industries that we serve throughout 2015. The U.S. and European steel markets, which represent our largest markets, have been flooded with large quantities of low cost imports, primarily from China. These imports and over-capacity in the steel industry have driven down prices as demand has not kept pace. Additionally, there has been a significant decline in the price of iron ore which is a key raw material for blast furnaces. Scrap steel, which is the key raw material for EAF production, has experienced price reductions as well, however not at the same rate as iron ore. As a result, steel producers are utilizing blast furnaces at rates higher than we have historically seen. These pressures have reduced EAF steel production and driven down the prices and volumes on graphite electrodes. While the decline in the price of oil has benefited our Industrial Materials cost structure overall, it contributed to lower pricing for petroleum needle coke and, indirectly, graphite electrodes.
Our Engineered Solutions segment suffered from declining prices and volumes as demand for our thermal solutions serving the advanced consumer electronics markets has declined. This decline in demand was driven by both decreased demand for the end product as well as competition from low cost producers. Our advanced graphite materials product line experienced new sales of high temperature furnace systems in 2014 that were not repeated in 2015 due to the bankruptcy of the primary customer we served.
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
The tables presented in our year-over-year comparisons summarize our consolidated statements of income and illustrate key financial indicators used to assess the consolidated financial results. Financial information is presented for the years ended December 31, 2014, 2015, and 2016.
Throughout our MD&A, changes that are less than 5% or less than $1.0 million, may be deemed not material and excluded from the discussion. During 2014, as part of our initiative to decentralize the organization and reduce the costs of the global headquarter functions, the performance measure of our existing segments was changed to reflect our new management and operating structure. In the first quarter of 2016, the Company reorganized its businesses and moved the Refractory product line from the Industrial Materials segment to the Engineered Solutions segment. Advanced materials products will now be a part of the business segment where these products are produced. During the second quarter of 2016, our Engineered Solutions business qualified as held for sale status. All of Engineered Solutions' results have been excluded from continuing operations for both the current and prior years. All amounts below reflect these changes.

Results of Operations for 2016 as Compared to 2015
Business Combination Accounting
As a result of business combination accounting resulting from our acquisition by Brookfield (see Note 2 "Preferred Share Issuance and Merger" to the Financial Statements), the Company's financial statements are separated into two distinct periods, the period before the consummation of the Brookfield transaction (labeled predecessor) and the period after that date (labeled successor), to indicate the application of the different basis of accounting between the periods presented. There were no operational activities that changed as a result of the acquisition of the predecessor.

	Predecessor	Successor
	For the Period January 1 Through August 14, 2015	For the Period August 15, 2015 Through December 31, 2015	For the Year Ended December 31, 2016
(in thousands)
Net sales	$339,907	$193,133	$437,963
Cost of sales	305,001	180,845	448,016
Additions to lower of cost or market inventory reserve	—	—	18,974
Gross profit (loss)	34,906	12,288	(29,027)
Research and development	3,377	1,083	2,399
Selling and administrative expenses	64,383	23,485	57,725
Impairment of long-lived assets and goodwill	35,381	—	2,843
Rationalizations	14	283	59
Operating loss	(68,249)	(12,563)	(92,053)
Other expense (income), net	1,421	(813)	(2,188)
Interest expense	26,211	9,999	26,914
Interest income	(363)	(6)	(358)
Loss from continuing operations before provision for income taxes	(95,518)	(21,743)	(116,421)
(Benefit) provision for income taxes	6,452	6,882	(7,552)
Net loss from continuing operations	$(101,970)	$(28,625)	$(108,869)

Loss from discontinued operations, net of tax	(18,679)	(4,926)	(126,974)

Net loss	$(120,649)	$(33,551)	$(235,843)
Net sales. Net sales for our Industrial Materials segment decreased from $339.9 million in the period January 1 through August 14, 2015, and $193.1 million in the period August 15 through December 31, 2015, to $438.0 million in 2016. This decrease was driven by a 27% decrease in prices for graphite electrodes. The price decrease was driven by overcapacity within the graphite electrode industry. Our customers were also negatively impacted by imported finished steel from China, which drove down production levels in the markets that we serve. The decrease in price was partially offset by a 12% increase in sales volumes.
Cost of sales. We experienced a decrease in cost of sales from $305.0 million in the period January 1 through August 14, 2015 and $180.8 million in the period August 15 through December 31, 2015 to $448.0 million in 2016. We achieved this reduction despite a 12% increase in sales volumes and increased depreciation expense resulting from the increase in fixed asset carrying value due to the step-up in value after our acquisition by Brookfield. We have benefited from the decrease in oil prices, which has driven down the price of decant oil, the key raw material to our production platform. Additionally, costs savings resulting from our rationalization initiatives that we have undertaken over the last 3 years generated the remainder of the favorable impact to cost of sales.
Lower of cost or market inventory adjustment. In 2016, we incurred a lower of cost or market adjustment of $19.0 million in certain product lines within our graphite electrode business reflecting the aforementioned decreased pricing.
Research and Development. Research and development expenses decreased from $3.4 million in the period January 1 through August 14, 2015, and $1.1 million in the period August 15 through December 31, 2015 to $2.4 million in 2016. This decrease was primarily driven by headcount reductions and our cost cutting efforts.
Selling and administrative expenses. Selling and general administrative expenses decreased from $64.4 million in the period January 1 through August 14, 2015, and $23.5 million in the period August 15 through December 31, 2015 to $57.7 million in 2016. This decrease was primarily driven by the reduction in non-recurring charges: fees associated with our proxy and tender offer represented $23.6 million in 2015 while we incurred one-time charges of $5.8 million in 2016 for organizational restructuring. Additionally, we incurred a $2.9 million decrease in our 2016 MTM adjustment as compared to 2015. The remainder of the decrease was the result of headcount reductions and cost-cutting measures.
Impairments. As a result of our ongoing monitoring of triggering events, we recorded a goodwill impairment charge in our needle coke reporting unit totaling $35.4 million during the first quarter of 2015. During the fourth quarter of 2016 we impaired the value of assets held for sale at our facility in Brazil totaling $2.8 million.
Other expense (income). Other expense (income) decreased from $1.4 million of expense in the period January 1 through August 14, 2015, and $0.8 million of income in the period August 15 through December 31, 2015 to $2.2 million of income in 2016. The decrease was due to advantageous foreign currency impacts on non-operating assets and liabilities.
Interest expense. Interest expense decreased from $26.2 million in the period January 1 through August 14, 2015, and $10.0 million in the period August 15 through December 31, 2015 to $26.9 million in 2016. The decrease was due to prepayment of our Senior Subordinated Notes in 2015.
Loss from discontinued operations. We experienced an increase in the loss from discontinued operations from $18.7 million in the period January 1 through August 14, 2015, and $4.9 million in the period August 15 through December 31, 2015 to $127.0 million in 2016. This increase was primarily due to $119.9 million impairment charge to adjust the carrying value of assets held for sale to their fair value.
Segment operating income (loss). The following table represents our operating income (loss) by segment for 2015 and 2016:

	Predecessor	Successor
	For the Period January 1 Through August 14, 2015	For the Period August 15, 2015 Through December 31, 2015	For the Year Ended December 31, 2016

	(Dollars in thousands)
Industrial Materials	$(24,900)	$(2,529)	$(63,827)
Corporate, R&D and Other Expenses	(43,349)	(10,034)	(28,226)
Total operating loss	$(68,249)	$(12,563)	$(92,053)
 Provision for income taxes. The following table summarizes the expense for income taxes in 2015 and 2016:

	Predecessor	Successor
	For the Period January 1 Through August 14, 2015	For the Period August 15, 2015 Through December 31, 2015	For the Year Ended December 31, 2016

	(Dollars in thousands)
Tax (benefit) expense	$6,452	$6,882	$(7,552)
Loss from continuing operations before provision for income taxes	(95,518)	(21,743)	$(116,421)
Effective tax rates	(6.8)%	(31.7)%	6.5%
During 2015, the effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to recent losses in the U.S. where we receive no tax benefit due to a full valuation allowance and taxes on worldwide earnings from various other countries. The recognition of the valuation allowance does not result in or limit the Company’s ability to utilize these tax assets in the future.
During 2016, the effective rate differs from the U.S. statutory rate of 35% primarily due to recent losses in the U.S. and Switzerland where we receive no tax benefit due to a full valuation allowance and taxes on worldwide earnings from various other countries. The recognition of the valuation allowance does not result in or limit the Company’s ability to utilize these tax assets in the future.

Results of Operations for 2015 as Compared to 2014
Business Combination Accounting
As a result of business combination accounting resulting from our acquisition by Brookfield (see Note 2 "Preferred Share Issuance and Merger" to the Financial Statements), the Company's financial statements are separated into two distinct periods, the period before the consummation of the Brookfield transaction (labeled predecessor) and the period after that date (labeled successor), to indicate the application of the different basis of accounting between the periods presented. There were no operational activities that changed as a result of the acquisition of the predecessor.

(in thousands)	For the Year Ended December 31, 2014	For the Period January 1 Through August 14, 2015	For the Period August 15 Through December 31, 2015
Net sales	$825,145	$339,907	$193,133
Cost of sales	757,156	305,001	180,845
Gross profit (loss)	67,989	34,906	12,288
Research and development	9,738	3,377	1,083
Selling and administrative expenses	94,629	64,383	23,485
Impairment of long-lived assets and goodwill	75,650	35,381	—
Rationalizations	7,946	14	283
Operating loss	(119,974)	(68,249)	(12,563)
Other expense (income), net	2,920	1,421	(813)
Interest expense	35,736	26,211	9,999
Interest income	(320)	(363)	(6)
Loss from continuing operations before provision for income taxes	(158,310)	(95,518)	(21,743)
(Benefit) provision for income taxes	(5,790)	6,452	6,882
Net loss from continuing operations	$(152,520)	$(101,970)	$(28,625)

Loss from discontinued operations, net of tax	(132,856)	(18,679)	(4,926)

Net loss	$(285,376)	$(120,649)	$(33,551)

Net sales. Net sales for our Industrial Materials segment decreased from $825.1 million in 2014 to $339.9 million in the period January 1 through August 14, 2015, and $193.1 million in the period August 15 through December 31, 2015. This decrease was driven by a 23% decrease in volumes in our graphite electrode business caused by softening demand in the steel markets, particularly in EAF environments. This drove a decrease in the weighted average sales prices of 8 percent during 2015. Our graphite electrode product line was also negatively impacted by $37.8 million due to foreign currency rate declines primarily in the Euro region.
Cost of sales. We experienced decreases in cost of sales from $757.2 million in 2014 to $305.0 million in the period January 1 through August 14, 2015, and $180.8 million in the period August 15 through December 31, 2015. Lower volumes in our Industrial Materials segment resulted in a reduction of $105.2 million of cost in 2015 as compared to the same period of 2014. Decreases in the value of currencies in relation to the US Dollar, primarily in the euro region, benefited cost of sales by $37.5 million in the twelve months ended December 31, 2015 as compared to the same period of 2014. The remaining reduction in cost was driven by our improved cost structure resulting from our rationalization initiatives.
Research and Development. Research and development expenses were $9.7 million in 2014 compared to $3.4 million in the period January 1 through August 14, 2015, and $1.1 million in the period August 15 through December 31, 2015. This decrease was primarily driven by headcount reductions and our cost cutting efforts. Additionally, for the year ended December 31, 2014 our MTM adjustment resulted in an expense of $2.0 million in research and development. There was no significant MTM adjustment in 2015 within research and development.

Selling and administrative expenses. Selling and general administrative expenses decreased from $94.6 million 2014 to $64.4 million in the period January 1 through August 14, 2015, and $23.5 million in the period August 15 through December 31, 2015. This decrease was primarily driven by headcount reductions and cost cutting efforts. Additionally, we incurred a $6.5 million decrease in our 2015 MTM adjustment as compared to 2014. Our 2015 selling and administrative expenses also included fees associated with our proxy and tender offer totaling $23.6 million as compared to $8.2 million in 2014.
Impairments. As a result of our ongoing monitoring of triggering events, we recorded a goodwill impairment charge in our needle coke reporting unit totaling $35.4 million during the first quarter of 2015. This charge was driven by the margin contraction for petroleum needle coke and followed a similar charge totaling $76.1 million in the fourth quarter of 2014.
Rationalizations. We recorded a $7.9 million charge for rationalizations in 2014 compared to none in the period January 1 through August 14, 2015, and $0.3 million in the period August 15 through December 31, 2015. Our Industrial Materials and corporate rationalization programs were announced in 2013 and 2014 respectively and these programs wound down through 2015 and are substantially complete.
Other expense (income). Other expense (income) decreased from $2.9 million of expense in 2014 to $1.4 million in the period January 1 through August 14, 2015, and $0.8 million of income in the period August 15 through December 31, 2015. The decrease was due to advantageous foreign currency impacts on non-operating assets and liabilities.
Segment operating income (loss). The following table represents our operating loss by segment for 2014 and 2015:

	For the Year Ended December 31, 2014	For the Period January 1 Through August 14, 2015	For the Period August 15 Through December 31, 2015
	(Dollars in thousands)
Industrial Materials	$(51,300)	$(24,900)	$(2,529)
Corporate, R&D and Other Expenses	(68,674)	(43,349)	(10,034)
Total segment operating loss	$(119,974)	$(68,249)	$(12,563)
 Provision for income taxes. The following table summarizes the expense for income taxes in 2014 and 2015:

	For the Year Ended December 31, 2014	For the Period January 1 Through August 14, 2015	For the Period August 15 Through December 31, 2015
	(Dollars in thousands)
Tax (benefit) expense	$(5,790)	$6,452	$6,882
Loss from continuing operations before provision for income taxes	$(158,310)	$(95,518)	$(21,743)
Effective Tax Rates	3.7%	(6.8)%	(31.7)%

During the twelve months ended December 31, 2014, the effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to the recording of a valuation allowance against our U.S. deferred tax assets. During 2014, GrafTech impaired certain long-lived assets and announced the exit of certain product lines within our AGM product group as well as impaired goodwill on the needle coke reporting unit. See Note 3 and Note 6 to the Financial Statements. The impairment charges and other rationalization related charges were incurred primarily in the U.S. Therefore, it is no longer assured that it is more likely than not that we will generate sufficient future U.S. taxable income to realize our U.S. net deferred tax assets. As a result of recent losses, we recognized a $73.4 million non-cash charge in 2014 to increase the valuation allowance against these U.S. deferred tax assets, which adversely impacted our effective tax rate. The recognition of the valuation allowance does not result in or limit our ability to utilize these tax assets in the future.
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
For net sales of Industrial Materials, the impact of these events was an decrease of $1.2 million in 2014, an increase of $37.8 million in 2015, and a increase of $0.4 million in 2016. For Industrial Materials cost of sales, the impact of these events were decreases of $4.8 million, $37.5 million and $10.1 million in 2014, 2015 and 2016, respectively.
As part of our cash management, we have intercompany loans between some of our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Income.
We had a net total currency loss of $1.5 million in 2014, no net currency gain or loss in 2015 and a net currency loss of $0.6 million in 2016 resulting from the remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities.
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
As of December 31, 2016, we had cash and cash equivalents of $11.6 million, long-term debt in the principal amount of $382.4 million, short-term debt of $8.9 million and stockholders' equity of $577 million. The Company has access to a $225 million Revolving Facility (subject to a $25 million minimum liquidity requirement). As of December 31, 2016, the Company had $61.2 million of borrowings and $12.3 million of letters of credit, for a total of $73.5 million drawn against the Revolving Facility.
In the event that operating cash flows fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our Revolving Facility, to the extent available. During 2016, as a result of a strategic review, we decided to sell our Engineered Solutions businesses. In November, 2016, we completed the sale of our Fiber Materials Inc. business. Cash proceeds from this and future sales will be used for repayment of borrowings outstanding under the Revolving Facility. We cannot assure you that we will, or will be able to, consummate any such sales on acceptable terms or at all or as to the price, terms or conditions of any such sales.
We use cash flow from operations and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as well as cash on hand as our primary sources of liquidity.
As of December 31, 2016, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable.
As of December 31, 2015 and December 31, 2016 approximately 75% of debt consists of fixed rate obligations.
As a part of our cash management activities, we manage accounts receivable credit risk, collections, and accounts payable vendor terms to maximize our free cash at any given time and minimize accounts receivable losses.
Long-Term Contractual, Commercial and Other Obligations and Commitments. The following tables summarize our long-term contractual obligations and other commercial commitments as of December 31, 2016.

	Payments Due by Year Ending December 31,
	Total	2017	2018-2019	2020-2021	2022+
	(Dollars in Thousands)
Contractual and Other Obligations
Long-term debt (a)	$391,300	$8,852	$82,448	$300,000	$—
Interest on long-term debt (b)	75,703	19,125	38,250	18,328	$—
Leases	8,959	2,637	3,939	1,481	902
Total contractual obligations	475,962	30,614	124,637	319,809	902
Postretirement, pension and related benefits (c)	116,898	11,882	23,342	23,146	58,528
Other long-term obligations	11,898	7,996	689	360	2,853
Uncertain income tax provisions	3,338	—	1,348	1,990	—
Total contractual and other obligations (d)	$608,096	$50,492	$150,016	$345,305	$62,283
Other Commercial Commitments
Guarantees (e)	5,681	5,681	—	—	—
Total other commercial commitments	$5,681	$5,681	$—	$—	$—

(a)	Senior Notes presently valued at $274 million as a result of purchase accounting and will accrete to the full redemption value of $300 million in 2020.

(b)	Represents interest payments required on Senior Notes with a fixed interest rate of 6.375%

(c)	Represents estimated postretirement, pension and related benefits obligations based on actuarial calculations.

(d)	Additional letters of credit of $12.3 million are issued under the Revolving Facility.

(e)	Represents surety bonds which are renewed annually. If rates were unfavorable, the letters of credit under our Revolving Facility would be utilized.

Cash Flow and Plans to Manage Liquidity. Typically, our cash flow fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of capital expenditures, acquisitions, stock repurchases and other factors.
Certain of our obligations could have material impact on our liquidity. Cash flow from operations and from financing activities services payment of our obligations, thereby reducing funds available to us for other purposes. The Company has access to a $225 million Revolving Facility (subject to a $25 million minimum liquidity requirement). As of December 31, 2016, the Company had $61.2 million of borrowings and $12.3 million of letters of credit, for a total of $73.5 million drawn against the Revolving Facility.
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

As of December 31, 2016, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable.
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
We had positive cash flow from operating activities during 2014, 2015 and 2016. Although the global economic environment experienced significant swings in these periods, our working capital management and cost-control initiatives allowed us to remain operating cash flow positive in both times of declining and improving operating results.
Prior to 2013, we experienced increased inventory levels resulting from lower sales volumes driven by reduced demand for our products as well as from contractually obligated raw material purchases. We have since closed two graphite electrode manufacturing facilities to better align our production with customer demand and we reduced inventories in 2013 through 2016. We expect to continue to reduce inventory levels over the next 12 months which will provide positive cash flows and increase our liquidity.
Off-Balance Sheet Arrangements and Commitments. We have not undertaken or been a party to any material off-balance-sheet financing arrangements or other commitments (including non-exchange traded contracts), other than:

•	Notional amount of foreign exchange and commodity contracts.

•	Commitments under non-cancelable operating leases that, as of December 31, 2016, totaled no more than $2.6 million in each year and $9.0 million in the aggregate and as of December 31, 2016.

•	Letters of credit outstanding under the Revolving Facility of $12.3 million as of December 31, 2016.

•	Surety bonds and letters of credit with other banks totaling $5.7 million.
We are not affiliated with or related to any special purpose entity other than GrafTech Finance, our wholly-owned and consolidated finance subsidiary.
Cash Flows.
The following is a discussion of our cash flow activities:

	Predecessor		Successor
	For the Year Ended December 31, 2014	For the January 1 Through August 14, 2015	For the Period August 15 Through December 31, 2015	For the Year Ended December 31, 2016

	(Dollars in millions)
Cash flow provided by (used in):
Operating activities	$120.9	$28.3	$23.1	$22.8
Investing activities	(79.0)	(39.9)	(17.5)	(10.5)
Financing activities	(35.1)	20.8	(23.1)	(8.3)
Operating Activities

Cash flow from operating activities represents cash receipts and cash disbursements related to all our activities other than to investing and financing activities. Operating cash flow is derived by adjusting net income for:

•	Non-cash items such as depreciation and amortization; stock-based compensation charges; pension and post-retirement gains and losses, inventory write-downs

•	Gains and losses attributed to investing and financing activities such as gains and losses on the sale of assets and currency (gains) and losses

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
In the period August 15 through December 31, 2015, changes in working capital resulted in a net source of funds of $26.8 million which was impacted by:

•	use of funds of $9.5 million from the increase in accounts receivable, which was due primarily to the timing of sales and collections during the year;

•	source of funds from prepaid and other asset reductions of $14.2 million primarily related to value added tax (VAT) receivable collections;

•	source of funds from inventory reductions of $47.9 million primarily due to the planned reduction of inventory levels built up in prior years ; and

•	use of funds of $19.8 million from a decreases in accounts payable and rationalization liabilities.
In 2016, changes in working capital resulted in a net source of funds of $68.6 million which was impacted by:

•	source of funds of $3.4 million from the decrease in accounts receivable, which was due primarily to the timing of sales and collections during the year;

•	source of funds from inventory reductions of $53.5 million primarily due to the planned reduction of inventory levels built up in prior years ; and

•	source of funds of $15.8 million from increases in accounts payable and rationalization liabilities.

•	use of funds of $2.8 million for the extinguishment our rationalization related liabilities.
Operating cash flow also included cash outflows of $14.5 million, $14.6 million and $11.0 million for contributions to pension and post retirement plans in 2014, 2015 and 2016, respectively.
Investing Activities.

Net cash used in investing activities was $79.0 million in 2014 and included:

•	capital expenditures of $85.0 million;

•	cash outflows of $2.0 million related to derivative instruments;

•	cash inflows of $2.8 million related to insurance recoveries; and

•	cash inflows of $5.0 million related to the sale of fixed assets.
Net cash used in investing activities was $39.9 million in the period of January 1 through August 14 through December 31, 2015 and included:

•	capital expenditures of $32.3 million;

•	payments for derivative instruments of $8.3 million; and

•	cash inflows of $0.6 million related to the sale of fixed assets
Net cash used in investing activities was $17.5 million in the period of August 15 through December 31, 2015 and included:

•	capital expenditures of $18.4 million; and

•	cash inflows of $0.6 million related to the sale of fixed assets

Net cash used in investing activities was $10.5 million in 2016 and included:

•	capital expenditures of $27.9 million;

•	proceeds from the sale of fixed assets of $1.1 million; and

•	cash inflows of $15.9 million from the divestiture of our Fiber Materials Inc. business.
Financing Activities.
Net cash flow used by financing activities was $35.1 million in 2014 and included:

•	net payments on our Revolving Facility of $24.0 million;

•	cash outflows of $9.5 million related to our supply chain financing agreement; and

•	cash paid for refinancing fees and debt issuance costs of $3.3 million.
Net cash flow provided by financing activities was $20.8 million in the period January 1 through August 14, 2015 and included:

•	cash proceeds of $150.0 million from our issuance of preferred shares;

•	cash inflows for net borrowings on our Revolving Facility of $79.5 million;

•	$200 million cash outflow for the prepayment of our Senior Subordinated Notes;

•	cash outflows of $5.1 million for refinancing fees; and

•	cash outflows of $3.4 million for issuance costs related to our preferred share issuance.
Net cash flow used by financing activities was $23.1 million for the period August 15 through December 31, 2015 and included:

•	net payments on our Revolving Facility of $21.5 million; and

•	cash outflows of $1.4 million for issuance costs related to our preferred share issuance.
Net cash flow used by financing activities was $8.3 million in 2016 and included:

•	net payments on our Revolving Facility of $7.1 million; and

•	net payments of $0.9 million for related to refinancing fees paid.
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

	For the Year Ended December 31,
	2014	2015	2016
	(Dollars in thousands)
Expenses relating to environmental protection	$10,439	$6,507	$8,255
Capital expenditures related to environmental protection	13,051	2,082	1,693
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
As a result of our acquisition by Brookfield, we have a significant amount of goodwill. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. We estimate the fair value of each reporting unit using a discounted cash flow methodology. This requires us to use significant judgment including estimation of future cash flows, which is based upon relevant market data, internal forecasts, estimation of the long-term growth for our business, the useful life over which cash flows will occur, determination of the weighted average cost of capital for purposes of establishing discount rate.
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
Discontinued Operations and Assets Held for Sale
When Management commits to a plan to sell assets or asset groups and a sale is probable, we reclassify those assets or asset groups into "Assets Held for Sale".  Upon reclassification to assets held for sale, we evaluate the book value of the disposal groups against their fair value less costs to sell and as a result may impair the assets / asset groups. As and if new information becomes available on the fair value of the assets/asset groups , we may adjust accordingly the impairment.
Once the assets of a business have been classified as held for sale, we evaluate if the divestiture represents a strategic shift in operations and if so, we exclude the results of this business from continuing operations.  All results are reported as gain or loss from discontinued operations, net of tax.  During the second quarter of 2016, our Engineered Solutions business qualified as discontinued operations and as such, all results have been excluded from operations.  See Note 3 "Discontinued Operations and Related Assets Held for Sale".

Recent Accounting Pronouncements

We discuss recently adopted and issued accounting standards in Note 1 “Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements.
Description of Our Financing Structure

We discuss our financing structure in more detail in Note 7 “Long-Term Debt and Liquidity” of the Notes to the Consolidated Financial Statements.

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
The outstanding foreign currency derivatives as of December 31, 2016 represented a net unrealized loss of $0.2 million. There were no outstanding gains or losses as of December 31, 2015.
Energy Commodity Management. We periodically enter into commodity derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas and refined oil product exposure. We had no outstanding contracts as of December 31, 2015 and December 31, 2016.
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
Sensitivity Analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our foreign currency derivatives and our commodity derivatives. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of December 31, 2016, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a corresponding increase or decrease of $1.9 million, respectively, in the fair value of the foreign currency hedge portfolio. We had no exposure to commodity prices as we had no commodity hedges outstanding as of December 31, 2016. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
We had no interest rate derivative instruments outstanding as of December 31, 2016. A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $1.0 million for the twelve months ended December 31, 2016.

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
Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has not been audited by Deloitte & Touche LLP, our independent registered public accounting firm.

Date: February 27, 2017

/S/ Jeffrey C. Dutton
Jeffrey C. Dutton
President and Chief Executive Officer

/S/ Quinn J. Coburn
Quinn J. Coburn
Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GrafTech International Ltd.

In our opinion, the consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for the year ended December 31, 2014, before the effects of the adjustments to retrospectively reflect the discontinued operations described in Note 3 and before the effects of the adjustments to retrospectively reflect the change in the composition of reportable segments described in Note 5, present fairly, in all material respects, the results of operations and cash flows of GrafTech International Ltd. and its subsidiaries for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America (the 2014 financial statements before the effects of the adjustments discussed in Notes 3 and 5 are not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit, before the effects of the adjustments described above, of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As noted in Note 7 to the consolidated financial statements, the Company amended its revolving agreement and entered into a new senior secured delayed draw term loan.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the discontinued operations described in Note 3 and the adjustments to retrospectively reflect the change in the composition of reportable segments described in Note 5 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cleveland, Ohio
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
GrafTech International Ltd. and subsidiaries:

We have audited the accompanying consolidated balance sheets of GrafTech International Ltd. and its subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the years ended December 31, 2016 and 2015 (January 1, 2015 to August 14, 2015, Predecessor Period, and August 15, 2015 to December 31, 2015, Successor Period). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2014, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 3 and before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 5 to the consolidated financial statements, were audited by other auditors whose report, dated March 2, 2015, expressed an unqualified opinion on those statements.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such 2016 and 2015 consolidated financial statements present fairly, in all material respects, the financial position of GrafTech International Ltd. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years ended December 31, 2016 and 2015 (January 1, 2015 to August 14, 2015, Predecessor Period, and August 15, 2015 to December 31, 2015, Successor Period), in conformity with accounting principles generally accepted in the United States of America.
We also have audited the retrospective adjustments to the 2014 consolidated financial statements for the operations discontinued in 2016, as discussed in Note 3 to the consolidated financial statements. We also have audited the adjustments to the 2014 consolidated financial statements to retrospectively adjust the disclosures for a change in the composition of reportable segments in 2016, as discussed in Note 5 to the consolidated financial statements. Our procedures over discontinued operations included (1) obtaining the Company's underlying accounting analysis prepared by management of the retrospective adjustments for discontinued operations and comparing the retrospectively adjusted amounts per the 2014 financial statements to such analysis, (2) comparing previously reported amounts to the previously issued financial statements for such year, (3) testing the mathematical accuracy of the accounting analysis, and (4) on a test basis, comparing the adjustments to retrospectively adjust the financial statements for discontinued operations to the Company's supporting documentation. Our procedures over the change in reportable segments included (1) comparing the adjustment amounts of segment revenues, operating income, and assets to the Company's underlying analysis and (2) testing the mathematical accuracy of the reconciliation of segment amounts to the consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2014 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2014 consolidated financial statements taken as a whole.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Cleveland, Ohio
February 27, 2017

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	Successor
	As of December 31, 2015	As of, December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$6,927	$11,610
Accounts and notes receivable, net of allowance for doubtful accounts of $244 as of December 31, 2015 and $326 as of December 31, 2016	82,390	80,568
Inventories	218,130	156,111
Prepaid expenses and other current assets	21,150	21,665
Current assets of discontinued operations	98,281	60,979
Total current assets	426,878	330,933
Property, plant and equipment	571,329	585,704
Less: accumulated depreciation	20,166	76,849
Net property, plant and equipment	551,163	508,855
Deferred income taxes	15,326	19,803
Goodwill	172,059	171,117
Other assets	152,614	141,568
Long-term assets of discontinued operations	103,975	—
Total assets	$1,422,015	$1,172,276
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,147	$47,663
Short-term debt	4,772	8,852
Accrued income and other taxes	5,933	5,256
Rationalizations	1,195	75
Other accrued liabilities	20,987	30,519
Current liabilities of discontinued operations	23,082	20,042
Total current liabilities	96,116	112,407
Long-term debt	362,455	356,580
Other long-term obligations	94,318	82,148
Deferred income taxes	57,430	42,906
Long-term liabilities of discontinued operations	1,167	850
Commitments and Contingencies – Notes 11 and 13
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 225,000,000 shares authorized, 100 shares authorized and issued as of December 31, 2015 and 2016	—	—
Additional paid – in capital	854,337	854,337
Accumulated other comprehensive loss	(10,257)	(7,558)
Accumulated deficit	(33,551)	(269,394)
Total stockholders’ equity	810,529	577,385

Total liabilities and stockholders’ equity	$1,422,015	$1,172,276
See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share data)

	Predecessor		Successor
	For the Year Ended December 31, 2014	For the Period January 1 Through August 14, 2015	For the Period August 15 Through December 31, 2015	For the Year Ended December 31, 2016

Net sales	$825,145	$339,907	$193,133	$437,963
Cost of sales	757,156	305,001	180,845	448,016
Additions to lower of cost or market inventory reserve	—	—	—	18,974
Gross profit (loss)	67,989	34,906	12,288	(29,027)
Research and development	9,738	3,377	1,083	2,399
Selling and administrative expenses	94,629	64,383	23,485	57,725
Impairment of long-lived assets and goodwill	75,650	35,381	—	2,843
Rationalizations	7,946	14	283	59
Operating loss	(119,974)	(68,249)	(12,563)	(92,053)

Other expense (income), net	2,920	1,421	(813)	(2,188)
Interest expense	35,736	26,211	9,999	26,914
Interest income	(320)	(363)	(6)	(358)
Loss from continuing operations before provision for income taxes	(158,310)	(95,518)	(21,743)	(116,421)
(Benefit) provision for income taxes	(5,790)	6,452	6,882	(7,552)
Net loss from continuing operations	(152,520)	(101,970)	(28,625)	(108,869)

Loss from discontinued operations, net of tax*	(132,856)	(18,679)	(4,926)	$(126,974)

Net loss	$(285,376)	$(120,649)	$(33,551)	$(235,843)

Basic loss per common share:
Net loss per share	$(2.10)	$(0.88)	N/A	N/A
Weighted average common shares outstanding	136,155	137,152	N/A	N/A
Diluted loss per common share:
Net loss per share	$(2.10)	$(0.88)	N/A	N/A
Weighted average common shares outstanding	136,155	137,152	N/A	N/A

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net loss	$(285,376)	$(120,649)	$(33,551)	$(235,843)
Other comprehensive income (loss):
Foreign currency translation adjustments	(33,041)	(27,936)	(10,133)	2,574
Commodities and foreign currency derivatives and other, net of tax of ($63), ($68) and $21 and ($20), respectively	(10,859)	1,262	(124)	125
Other comprehensive (loss)income, net of tax:	(43,900)	(26,674)	(10,257)	2,699
Comprehensive loss	$(329,276)	$(147,323)	$(43,808)	$(233,144)
* Loss on discontinued operations includes a pretax impairment charge of $119,907 in the twelve months ended December 31, 2016. See Note 3 "Discontinued Operations and Related Assets Held for Sale"

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Predecessor		Successor
	For the Year Ended December 31, 2014	For the Period January 1 Through August 14, 2015	For the Period August 15 Through December 31, 2015	For the Year Ended December 31, 2016
Cash flow from operating activities:
Net Loss	$(285,376)	$(120,649)	$(33,551)	$(235,843)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation and amortization	119,708	45,461	28,618	82,891
Impairment of long-lived assets and goodwill	197,220	35,381	—	122,750
Rationalization related fixed asset write offs	926	—	—	636
Inventory write-downs	19,600	—	—	1,770
Deferred income taxes	(16,003)	924	5,368	(12,062)
Post-retirement and pension plan charges	23,047	2,998	2,638	(698)
Stock-based compensation	5,577	15,357	—	—
Non-cash interest expense	15,693	14,180	2,351	6,551
Loss on divestiture	—	—	—	198
Other charges, net	1,441	102	(1,934)	(2,641)
Net change in working capital*	56,846	45,594	26,763	68,630
Change in long-term assets and liabilities	(17,776)	(11,025)	(7,138)	(9,367)
Net cash provided by operating activities	120,903	28,323	23,115	22,815
Cash flow from investing activities:
Capital expenditures	(84,981)	(32,301)	(18,442)	(27,858)
Insurance proceeds	2,834	—	—	—
Cash received from divestitures	—	—	—	15,889
Derivative instrument settlements, net	(2,025)	(8,263)	326	377
Proceeds from the sale of fixed assets	5,042	646	632	1,121
Other	178	—	—	—
Net cash used in investing activities	(78,952)	(39,918)	(17,484)	(10,471)
Cash flow from financing activities:
Short-term debt (reductions) borrowings, net	(1,021)	18,511	(15,504)	7,363
Credit Facility borrowings	269,000	160,000	62,000	56,000
Credit Facility reductions	(293,000)	(99,000)	(68,000)	(70,469)
Repayment of Senior Subordinated Notes	—	(200,000)	—	—
Issuance of preferred shares	—	150,000	—	—
Principal payments on long-term debt	(192)	(89)	(183)	(289)
Supply chain financing	(9,455)	—	—	—
Proceeds from exercise of stock options	2,813	32	—	—
Purchase of treasury shares	(894)	(63)	—	—
Refinancing fees and debt issuance costs	(3,279)	(5,068)	—	(922)
Other	951	(3,499)	(1,385)	—
Net cash (used in) provided by financing activities	(35,077)	20,824	(23,072)	(8,317)
Net change in cash and cash equivalents	6,874	9,229	(17,441)	4,027
Effect of exchange rate changes on cash and cash equivalents	(1,212)	(1,746)	(665)	656
Cash and cash equivalents at beginning of period	11,888	17,550	25,033	6,927
Cash and cash equivalents at end of period	$17,550	$25,033	$6,927	$11,610
 See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Predecessor		Successor
	For the Year Ended December 31, 2014	For the Period January 1 Through August 14, 2015	For the Period August 15 Through December 31, 2015	For the Year Ended December 31, 2016

Supplemental disclosures of cash flow information:
Net cash paid during the periods for:
Interest	$21,549	$10,661	$10,880	$23,578
Income taxes	10,611	5,016	1,646	3,329
Non-cash operating, investing and financing activities:
Common stock issued to savings and pension plan trusts	4,381	1,874	—	—
* Net change in working capital due to the following components:
Decrease (increase) in current assets:
Accounts and notes receivable, net	$28,466	$61,008	$(9,524)	$3,432
Inventories	77,875	1,164	47,853	53,548
Prepaid expenses and other current assets	(14,898)	2,551	15,935	(1,424)
Change in accounts payables and accruals	(25,849)	(18,728)	(21,503)	15,757
Rationalizations	(8,732)	(2,677)	(3,756)	(2,758)
Increase in interest payable	(16)	2,276	(2,242)	75
Decrease in working capital	$56,846	$45,594	$26,763	$68,630

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

PREDECESSOR
	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Common Stock Held in Employee Benefit & Compensation Trust	Total Stockholders’ Equity
Balance at January 1, 2014	151,929,565	$1,519	$1,820,451	$(292,624)	$39,625	$(247,190)	$(1,032)	$1,320,749
Comprehensive income (loss):
Net loss	—	—	—	—	(285,376)	—	—	(285,376)
Other comprehensive income (loss):
Commodity and foreign currency derivatives and other, net of tax of ($63)	—	—	—	(10,859)	—	—	—	(10,859)
Foreign currency translation adjustments	—	—	—	(33,041)	—	—	—	(33,041)
Total other comprehensive income (loss)	—	—	—	(43,900)	—	—	—	(43,900)
Stock-based compensation	322	—	(1,765)	—	—	7,379	—	5,614
Common stock issued to savings and pension plan trusts	574,973	6	4,381	—	—	—	236	4,623
Sale of common stock under stock options	316,151	3	2,813	—	—	—	—	2,816
Balance at December 31, 2014	152,821,011	$1,528	$1,825,880	$(336,524)	$(245,751)	$(239,811)	$(796)	$1,004,526
Comprehensive income (loss):
Net loss	—	—	—	—	(120,649)	—	—	(120,649)
Other comprehensive income (loss):
Commodity and foreign currency derivatives and other, net of tax of ($68)	—	—	—	1,262	—	—	—	1,262
Foreign currency translation adjustments	—	—	—	(27,936)	—	—	—	(27,936)
Total other comprehensive income (loss)	—	—	—	(26,674)	—	—	—	(26,674)
Brookfield preferred share issuance	—	—	145,205	—	—	—	—	145,205
Stock-based compensation	(2,331)	—	(16,530)	—	—	31,826	—	15,296
Common stock issued to savings and pension plan trusts	423,273	4	1,874	—	—	—	796	2,674
Sale of common stock under stock options	7,450	—	32	—	—	—	—	32
Balance at August 14, 2015	153,249,403	$1,532	$1,956,461	$(363,198)	$(366,400)	$(207,985)	$—	$1,020,410

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Dollars in thousands, except share data)

SUCCESSOR
	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Common Stock Held in Employee Benefit & Compensation Trust	Total Stockholders’ Equity

Balance at August 15, 2015	—	$—	$—	$—	$—	$—	$—	—
Brookfield capital contribution	100	—	854,337	—	—	—	—	854,337
Other comprehensive income (loss):
Net loss	—	—	—	—	(33,551)	—	—	(33,551)
Other comprehensive income (loss):
Commodity and foreign currency derivatives and other, net of tax of $21	—	—	—	(124)	—	—	—	(124)
Foreign currency translation adjustments	—	—	—	(10,133)	—	—	—	(10,133)
Total other comprehensive income (loss)	—	—	—	(10,257)	—	—	—	(10,257)
Balance at December 31, 2015	100	—	854,337	(10,257)	(33,551)	—	—	810,529

Balance at January 1, 2016	100	—	854,337	(10,257)	(33,551)	—	—	810,529
Net loss	—	—	—	—	(235,843)	—	—	(235,843)
Other comprehensive income (loss):
Commodity and foreign currency derivatives and other, net of tax of ($20)	—	—	—	125	—	—	—	125
Foreign currency translation adjustments	—	—	—	2,574	—	—	—	2,574
Total other comprehensive (loss) income	—	—	—	2,699	—	—	—	2,699

Balance at December 31, 2016	100	$—	$854,337	$(7,558)	$(269,394)	$—	$—	$577,385

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
On February 26, 2016, the Company announced it plans to realign its two business segments. Industrial Materials will now be comprised of graphite electrodes and needle coke products. Engineered Solutions will now be comprised of advanced graphite materials, advanced composite materials, advanced electronic technologies, and refractory products. Refractory products was previously included in the Industrial Materials business segment. Advanced materials products will now be a part of the business segment where these products are produced. This realignment of the business segments will allow the Company to better direct its resources and simplify its operations. The Industrial Materials business segment will continue to focus on being the lowest cost producer providing the best quality of graphite electrodes in a very challenging market. The Engineered Solutions business segment will continue to leverage the intellectual property of carbon and graphite material science to innovate and commercialize advanced technologies and new products in high growth markets. The Company also announced that it was reviewing strategic alternatives for its Engineered Solutions business segment, as newly defined.
During the 2nd quarter 2016, the ES segment met the criteria of held-for-sale and because the contemplated divestiture represented a major strategic shift, we reclassified it as discontinued operations. All amounts within the financial statements and footnotes represent continuing operations, unless otherwise noted.
Summary of Significant Accounting Policies
The Consolidated Financial Statements include the financial statements of GrafTech International Ltd. and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
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
Depreciation expense was $79.3 million for 2014. Depreciation expense was $26.7 million for the period January 1 through August 14, 2015 and $18.8 million for the period August 15 through December 31, 2015. Depreciation expense was $63.4 million in 2016.
Accounts Receivable
Trade accounts receivable primarily arise from sales of goods to customers and distributors in the normal course of business.
Allowance for Doubtful Accounts
Considerable judgment is required in assessing the likelihood of collection of receivables, including the current creditworthiness of each customer, related aging of the past due balances and the facts and circumstances surrounding any non-payment. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Receivables are charged off when amounts are determined to be uncollectible.
Capitalized Bank Fees
We capitalize bank fees upon the incurrence of debt and record them as a contra-liability against our debt. As of December 31, 2015 we had no capitalized bank fees and $0.7 million of capitalized bank fees as of December 31, 2016. We amortize such amounts over the life of the respective debt instrument using the effective interest method. The estimated life may be adjusted upon the occurrence of a triggering event. Amortization of capitalized bank fees amounted to $2.1 million in the period January 1 through August 14, 2015, none in the period August 15 through December 31, 2015, and $0.2 million in 2016, respectively. Capitalized bank fee amortization is included in interest expense.
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
Commodity Derivative Contracts
We periodically enter into derivative contracts for natural gas and certain refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. All commodity contracts are carried at fair value and are treated as hedges to the extent they are effective. Changes in their fair values are included in other comprehensive loss in the Consolidated Balance Sheets until settlement. At the time of settlement of these hedge contracts, realized gains and losses are recognized as part of cost of goods sold on the Consolidated Statements of Operations.
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
We exclude the inactive participant portion of our pension and other postretirement benefit costs when calculating inventoriable costs. Additional information with respect to benefits plans is set forth in Note 12, “Retirement Plans and Postretirement Benefits.”
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
Environmental considerations are part of all significant capital expenditure decisions. Environmental remediation, compliance and management expenses were approximately $10.4 million in 2014, $6.5 million in 2015, and $8.3 million in 2016. The accrued liability relating to environmental remediation was $5.0 million as of December 31, 2015 and $5.2 million as of December 31, 2016. A charge to income is recorded when it is probable that a liability has been incurred and the cost can be reasonably estimated. When payments are fixed or determinable, the liability is discounted using a rate at which the payments could be effectively settled.
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying value. The fair value for each reporting unit with goodwill is determined in accordance with accounting guidance on determining fair value, which requires consideration of the income, market, and cost approaches as applicable. If the carrying value exceeds the fair value, there is potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment is recognized.
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
Additional information about goodwill and other intangibles is set forth in Note 6 “Goodwill and Other Intangible Assets.”
Major Maintenance and Repair Costs
We perform scheduled major maintenance of the storage and processing units at our Seadrift plant (referred to as “overhaul”). Time periods between overhauls vary by unit. We also perform an annual scheduled significant maintenance and repair shutdown of the plant (referred to as “turnaround”).
Costs of overhauls and turnarounds include plant personnel, contract services, materials, and rental equipment. We defer these costs when incurred and use the straight-line method to amortize them over the period of

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

time estimated to lapse until the next scheduled overhaul of the applicable storage or processing unit. Under this policy in 2015, costs deferred were $9.9 million and costs amortized in the period January 1 through August 14, 2015 were $4.3 million and $2.1 million in the period August 15 through December 31, 2015. We deferred no additional amounts in 2016 and amortization of deferred costs totaled $7.0 million.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses. Significant estimates and assumptions are used for, but are not limited to inventory valuation, pension and other post-retirement benefits, allowance for doubtful accounts, accruals and valuation allowances, asset impairment, and environmental-related accruals. Actual results could differ from our estimates.
Discontinued Operations and Assets Held for Sale
When Management commits to a plan to sell assets or asset groups and a sale is probable, we reclassify those assets or asset groups into "Assets Held for Sale".  Upon reclassification to assets held for sale, we evaluate the book value of the disposal groups against their fair value less costs to sell and as a result may impair the assets / asset groups. As and if new information becomes available on the fair value of the assets/asset groups , we may adjust accordingly the impairment.
Once the assets of a business have been classified as held for sale, we evaluate if the divestiture represents a strategic shift in operations and if so, we exclude the results of this business from continuing operations.  All results are reported as gain or loss from discontinued operations, net of tax.  During the second quarter of 2016, our Engineered Solutions business qualified as discontinued operations and as such, all its results have been excluded from continuing operations.  See Note 3 "Discontinued Operations and Related Assets Held for Sale".
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
Our consolidated statements of operations subsequent to the Merger will include amortization expense relating to the fair value adjustment of intangibles and depreciation expense based on the fair value of the Company's property, plant and equipment that had previously been carried at historical cost less accumulated depreciation. Therefore, the Company's financial information prior to the Merger is not comparable to the financial information subsequent to the Merger. As a result, the financial statements and certain note presentations are separated into two distinct periods, the period before the consummation of the Merger (labeled "Predecessor") and the period after the date of merger (labeled "Successor"), to indicate the application of the different basis of accounting between the periods presented.
Recent Accounting Standards
Recently Adopted Accounting Standards
In November 2015 the Financial Accounting Standards Board (FASB) issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (ASU 2015-17), which changes how deferred taxes are classified on our balance sheets and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. We adopted the provisions of ASU 2015-17 as of December 31, 2015 on a prospective basis and as such we reclassified

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

$10.7 million of current deferred tax assets and $23.3 million of current deferred tax liabilities to long term in our December 31, 2015 balance sheet.
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
In April, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015 with early adoption permitted. The Company adopted ASU 2015-03 in the first quarter of 2016. We had no capitalized bank fees as of December 31, 2015 and $0.7 million of capitalized bank fees as of December 31, 2016 included within long-term debt.
Accounting Standards Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU was expected to be effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. On July 9, 2015, the FASB deferred the effective date to fiscal years beginning after December 15, 2017. During the fourth quarter of 2016, we completed the initial evaluation of the new standard and the related assessment and review of a representative sample of existing revenue contracts with our customers. We determined, on a preliminary basis, that although the timing and pattern of revenue recognition may change, the amount of revenue recognized during the year should remain substantially the same.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under this new guidance, a company will now recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets. This ASU is effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of this standard on its financial position, results of operations or cash flows.
In January 2017, the FASB issued ASU No. 2017-04 Intangibles-Goodwill and Other (Topic 350). This guidance was issued to simplify the accounting for goodwill impairment. The guidance removes the second step of the goodwill impairment test, which requires that a hypothetical purchase price allocation be performed to determine the amount of impairment, if any. Under this new guidance, a goodwill impairment charge will be based on the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance will become effective on a prospective basis for the Company on January 1, 2020 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

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

(3)	Discontinued Operations and Related Assets Held for Sale
On February 26, 2016, the Company announced that it had initiated a strategic review of its Engineered Solutions business segment to better direct its resources and simplify its operations. Any potential sale of assets was prohibited by the Revolving Facility without approval of the requisite lenders thereunder. On April 27, 2016, GrafTech and certain of its subsidiaries entered into an amendment to the Revolving Facility (see Note 7 "Debt and Liquidity") which, among other things, permits the sale of assets with the restriction that the proceeds be utilized to pay down revolver borrowings. As of June 30, 2016, the Engineered Solutions segment qualified for reporting as discontinued operations as we expect the divestiture to be complete within 12 months of the qualification.
During the second quarter of 2016, we evaluated the fair value of the Engineered Solutions business segment utilizing the market approach (Level 3 measure). As a result, we incurred an impairment charge to our Engineered Solutions business segment of $105.6 million to align the carrying value with estimated fair value. The analysis was updated as of December 31, 2016, resulting in an additional impairment charge of $14.3 million. The estimate reflects Management’s view of the manner in which the Engineered Solutions business will be divested, including  assumptions as to if and how it will be split, given the lines of business and asset groups that constitute the Engineered Solutions

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

segment. Amongst other things, the split into groups influences the computation of the impairment charge. These assumptions and estimates are subject to change until divestiture is completed and may be adjusted in the quarter that the information becomes available.
On November 30, 2016, we completed the sale of our Fiber Materials Inc. business, which was a business line within our former Engineered Solutions business. The sale resulted in cash proceeds of $15.9 million and a loss of $0.2 million. We have the ability to realize up to $8.5 million of additional proceeds based on the earnings of the Fiber Materials business over the 24 months following the transaction. We have elected to record this contingent consideration as it is realized and as such it is not part of the gain recognized thus far on the transaction.
The following tables summarize the results of the Engineered Solutions business segment, reclassified as discontinued operations:

	For the Year Ended December 31, 2014	For the Period January 1 Through August 14, 2015	For the Period August 15 Through December 31, 2015	For the Year Ended December 31, 2016
	(dollars in thousands)
Net sales	$260,160	$98,024	$55,608	$115,336
Cost of sales	235,901	94,817	49,068	98,440
Gross profit	24,259	3,207	6,540	16,896
Research and development	5,107	2,179	1,265	3,145
Selling and administrative expenses	29,550	16,764	8,627	19,220
Rationalizations	3,679	4,492	791	(405)
Impairment	121,570	—	—	119,907
Operating loss	(135,647)	(20,228)	(4,143)	(124,971)
Other expense (income)	(485)	(90)	(135)	(66)
Interest expense	1,320	907	918	3,258
Loss from discontinued operations before income taxes	(136,482)	(21,045)	(4,926)	(128,163)
Benefit for income taxes on discontinued operations	(3,626)	(2,366)	—	(1,189)
Loss from discontinued operations	$(132,856)	$(18,679)	$(4,926)	$(126,974)
During 2014, GrafTech impaired certain long-lived assets and announced exiting the isomolded product line within our AGM product group resulting in the above impairment and rationalization charges.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The significant components of our Statements of Cash Flows for discontinued operations held for sale are as follows:

	For the Year Ended December 31, 2014	For the Period January 1 Through August 14, 2015	For the Period August 15 Through September 30, 2015	For the Year Ended December 31, 2016
		(dollars in thousands)
Depreciation and amortization	$21,780	$7,988	$4,194	$5,277
Impairment	121,570	—	—	119,907
Deferred income taxes	(3,626)	(2,366)	—	(1,189)
Cash received from divestitures	—	—	—	15,889
Capital expenditures	24,018	10,104	4,447	4,713
Credit Facility reductions	—	—	—	(15,889)
The following table summarizes the carrying value of the assets and liabilities of discontinued operations as of December 31, 2015 and December 31, 2016.

	As of December 31, 2015	As of December 31, 2016
	(dollars in thousands)
Assets of discontinued operations:
Accounts receivable	$20,425	$17,094
Inventories	77,332	71,816
Prepaid expenses and other current assets	524	320
Net property plant and equipment	86,369	79,048
Other assets	17,606	12,608
Total assets of discontinued operations prior to impairment	202,256	180,886

Impairment of assets held for sale	—	(119,907)

Total assets of discontinued operations	$202,256	$60,979

Liabilities of discontinued operations:
Accounts payable	$9,331	$7,253
Accrued income and other taxes	3,113	2,326
Other accrued liabilities	10,638	10,463
Total current liabilities of discontinued operations	23,082	20,042

Other long-term obligations	1,167	850

Total liabilities of discontinued operations	$24,249	$20,892

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(4)	Rationalizations
Throughout 2013, 2014 and 2015 the Company undertook rationalization plans in order to streamline its organization and lower its production costs. On October 31, 2013, we announced a global initiative to reduce our Industrial Materials segment's cost base and improve our competitive position. As part of this initiative, we ceased production at our two highest cost graphite electrode plants, located in Brazil and South Africa, as well as a machine shop in Russia.     On July 29, 2014, we announced additional rationalization initiatives to increase profitability, reduce cost and improve global competitiveness in our former Engineered Solutions segment, which impacted our Corporate, R&D and other.     During the third quarter of 2014, we announced the conclusion of another phase of our on-going company-wide cost savings assessment. This resulted in changes to the Company’s operating and management structure in order to streamline, simplify and decentralize the organization. These actions were designed to reduce costs by a combination of reduced contractor costs, attrition, early retirements and layoffs. Additionally, the Company downsized its corporate functions by approximately 25 percent, relocated to a smaller, more cost effective corporate headquarters and established a new Technology and Innovation Center.
These initiatives were substantially complete as of December 31, 2016. The rationalization liability as of December 31, 2016 was $0.1 million consisting of the plan described below and severance payouts related to prior rationalization plans. In June of 2016, we further impaired assets related to our South African facility within discontinued operations by $0.6 million to reflect a decline in market value. In December 2016, we further impaired assets related to our facility in Brazil within continuing operations by $2.8 million to reflect a decline in market value.
The following tables illustrate the impacts of these rationalization initiatives on our results of operations for 2014, 2015 and 2016.

For the Year Ended December 31, 2014 (Predecessor)
	Industrial Materials Segment	Corporate, R&D and Other	Total
	(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$22,388	$—	$22,388
Inventory loss	941	—	941
Fixed asset write-offs and other	5,552	—	5,552
Recorded in Research and Development
Accelerated depreciation	—	2,312	2,312
Recorded in Selling and General Administrative
Accelerated depreciation	—	608	608
Other	89	515	604
Recorded in Rationalizations
Severance and related costs	5,040	2,425	7,465
Contract terminations	469	11	480
Total 2014 rationalization and related charges	$34,479	$5,871	$40,350

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Period January 1 Through August 14, 2015 (Predecessor)
	Industrial Materials Segment	Corporate, R&D and Other	Total
	(Dollars in thousands)
Recorded in Cost of Sales
Accelerated depreciation	$432	$940	1,372
Inventory loss	(33)	—	(33)
Fixed asset write-offs and other	1,715	—	1,715
Recorded in Selling and General Administrative
Other	400	954	1,354
Recorded in Rationalizations
Severance and related costs	157	(168)	(11)
Contract terminations	25	—	25
Total	$2,696	$1,726	$4,422

For the Period August 15 Through December 31, 2015 (Successor)
	Industrial Materials Segment	Corporate, R&D and Other	Total

Recorded in Cost of Sales
Inventory loss	$(649)	$—	$(649)
Fixed asset write-offs and other	329	—	329
Recorded in Selling and General Administrative
Other	135	290	425
Recorded in Rationalizations
Severance and related costs	154	71	225
Contract terminations	59	—	59
Total	$28	$361	$389

For the Year Ended December 31, 2016 (Successor)
	Industrial Materials Segment	Corporate, R&D and Other	Total

Recorded in Cost of Sales
Fixed asset write-offs and other	$636	$—	$636
Recorded in Selling and General Administrative
Other	1,258	412	1,670
Recorded in Rationalizations
Severance and related costs	(52)	111	59
Total	$1,842	$523	$2,365

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(5)	Segment Reporting

We previously operated two reportable business segments, Industrial Materials and Engineered Solutions. In the first quarter of 2016, the Company reorganized its businesses and moved the Refractory product line from the Industrial Materials segment to the Engineered Solutions segment. Additionally, advanced materials products will now be a part of the business segment where these products are produced. All prior period amounts have been recast to reflect this change.
During the second quarter of 2016 the Company decided to sell the businesses that comprised our Engineered Solutions segment to focus our Industrial Materials segment. As such, the Engineered Solutions business qualified as held for sale status and as such the related results have been excluded from continuing operations. See Note 3 "Discontinued Operations and Assets Held for Sale" for significant components of the results of our Engineered Solutions segment.
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
The following tables summarize financial information concerning our reportable segments and all prior periods have been recast to reflect our new methodology:

	Predecessor		Successor
	For the Year Ended December 31, 2014	For the Period January 1 Through August 14, 2015	For the Period August 15 Through December 31, 2015	For the Year Ended December 31, 2016

	(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$825,145	$339,907	$193,133	$437,963

Segment operating income (loss):
Industrial Materials	$(51,300)	$(24,900)	$(2,529)	$(63,827)
Corporate, R&D and Other expenses	(68,674)	(43,349)	(10,034)	(28,226)
Total segment operating income (loss)	$(119,974)	$(68,249)	$(12,563)	$(92,053)
Reconciliation of segment operating income (loss) to loss from continuing operations before provision for income taxes:
Other expense (income), net	$2,920	$1,421	$(813)	$(2,188)
Interest expense	35,736	26,211	9,999	26,914
Interest income	(320)	(363)	(6)	(358)
Loss before provision for income taxes	$(158,310)	$(95,518)	$(21,743)	$(116,421)
Industrial Materials' operating loss for the year ended December 31, 2016 included $19.0 million of lower of cost or market inventory write-downs.
Industrial Materials' operating loss for the period January 1 through August 14, 2015 includes a $35.4 million goodwill impairment charge, $2.7 million of rationalization and related charges and $3.2 million of costs associated with the preferred share issuance. Corporate, R&D and Other expenses for the period January 1 through August 14, 2015 includes $19.4 million of costs associated with the preferred share issuance, tender offer and proxy contest and $1.7 million of rationalization and related costs.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating loss for the year ended December 31, 2014 includes a $76.1 million goodwill impairment charge in Industrial Materials. 2014 Operating loss also includes rationalization related charges of $34.5 million in Industrial Materials and $6.3 million in Corporate, R&D and Other expenses, as well as a pension mark-to-market loss of $3.5 million in Industrial Materials and $6.3 million in Corporate, R&D and Other expenses. Corporate, R&D and Other expenses includes $2.4 million of fees associated with proxy contest costs in 2014.
Assets are managed based on geographic location because certain continuing and discontinued operations share certain facilities. Assets by reportable segment are estimated based on the value of long-lived assets at each location and the activities performed at the location.  All assets are assigned to our Industrial Materials segment as all of our operations exist to support that business.
The following tables summarize information as to our operations in different geographic areas.

	2014	2015	2016
	(Dollars in thousands)
Net sales:*
U.S.	$195,264	$107,517	$74,526
Americas	165,761	132,917	116,944
Asia Pacific	80,832	37,509	41,302
Europe, Middle East, Africa	383,288	255,097	205,191
Total	$825,145	$533,040	$437,963
* Net Sales were not impacted by purchase price accounting adjustments.

	At December 31,
	2015	2016
	(Dollars in thousands)
Long-lived assets (a):
U.S. and Canada	$209,634	$191,502
Mexico	158,950	151,288
Brazil	8,787	6,100
France	76,535	69,558
Spain	93,049	87,614
South Africa	2,879	2,547
Italy	1,032	10
Switzerland	266	192
Other countries	31	44
Total	$551,163	$508,855

(a)	Long-lived assets represent fixed assets, net of accumulated depreciation.

(6)	Goodwill and Other Intangible Assets
We are required to review goodwill and indefinite-lived intangible assets annually for impairment. Goodwill impairment is tested at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
Our annual impairment test of goodwill was performed as of December 31, 2014 for all reporting units. The estimated fair values of our reporting units were determined based on the income approach, using assumptions and estimates from the standpoint of potential market participants. Based on these valuations, the fair value for the needle coke reporting unit was below its carrying value resulting in a step two analysis and consequently a goodwill impairment charge of $76.1 million for the year ended December 31, 2014.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We received notice, in March 2015, that the market prices for needle coke were decreasing by an additional 18%, effective for the second quarter of 2015. This decline further compressed our margins for needle coke products versus our annual plan assumptions. We determined that this change, which is driven by over capacity in the market indicated that the needle coke industry is facing a deeper and longer trough than previously expected. As such, we considered the additional price change as a triggering event for our Needle coke reporting unit and tested its goodwill for impairment as of March 31, 2015. In the first step of the analysis, we compared the estimated fair value of the reporting unit to its carrying value, including goodwill. The fair value of the reporting unit was determined based on an income approach, using a discounted cash-flow (“DCF”) model from a market participant’s perspective. The estimated future cash-flows were updated versus the year-end analysis to reflect the expectation of a longer trough. A discount rate of 10.5% was applied to the forecasted cash-flows and is based on a weighted average cost of capital ("WACC"). Company specific beta and mix of debt to equity are inputs into the determination of the WACC, which is then qualitatively assessed from the standpoint of potential market participants. Based on the step one analysis described earlier, the fair value of the needle coke reporting unit was below its carrying value, resulting in a step two analysis and consequently the full impairment of the needle coke goodwill, resulting in a charge of $35.4 million.
As a result of our acquisition by Brookfield, our goodwill and intangibles were revalued as of August 15, 2015. See Note 2 "Preferred Share Issuance and Merger" for description of the Merger and the results of purchase price accounting. The following tables represents the changes in the carrying value of goodwill and intangibles during the predecessor entity period of January 1, 2015 through August 14, 2015 and the successor entity from August 15, 2015 through December 31, 2016:
The changes in the Company’s carrying value of goodwill during the years ended December 31, 2015 and 2016 are as follows:

Total
Predecessor	(Dollars in Thousands)
Balance as of December 31, 2014	$420,129
Impairment	(35,381)
Currency translation effect	(616)
Balance as of August 14, 2015	$384,132

Successor
Balance as of August 15, 2015	$170,418
Adjustments	1,641
Balance as of December 31, 2015	172,059
Adjustments (See Note 2)	1,058
Goodwill transferred to discontinued operations	(2,000)
Balance as of December 31, 2016	$171,117
The following table summarizes acquired intangible assets with determinable useful lives by major category :

	As of December 31, 2015			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Carrying Amount
	(Dollars in Thousands)			(Dollars in Thousands)
Trade name	22,500	(889)	21,611	22,500	(3,235)	19,265
Technology and know-how	55,300	(2,900)	52,400	55,300	(10,397)	44,903
Customer related intangible	64,500	(1,688)	62,812	64,500	(6,177)	58,323
Total finite-lived intangible assets	$142,300	$(5,477)	$136,823	$142,300	$(19,809)	$122,491
Amortization expense of intangible assets in 2014 was $18.4 million. Amortization expense of intangible assets was $10.5 million in the period January 1 through August 14, 2015 and $5.5 million in the period August 15 through December 31, 2015. Amortization expense of intangible assets totaled $14.3 million in 2016. Estimated

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

annual amortization expense for the next five years will approximate $13.6 million in 2017, $12.9 million in 2018, $12.2 million in 2019, $11.4 million in 2020 and $10.7 million in 2021.

(7)	Debt and Liquidity
The following table presents our long-term debt:

	As of December 31, 2015	As of December 31, 2016
	(Dollars in thousands)
Credit Facility (Revolving Facility and Term Loan Facility)	$98,000	$90,731
Senior Notes	267,827	274,132
Other Debt	1,400	569
Total Debt	367,227	365,432
Less: Short-term Debt	(4,772)	(8,852)
Long-term Debt	$362,455	$356,580
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

With this amendment, the Company has full access to the $225 million Revolving Facility, subject to the $25 million minimum liquidity requirement. As of December 31, 2016, the Company had $61.2 million of borrowings on the Revolving Facility and $12.3 million of letters of credit drawn against the Revolving Facility.
The $40 million Term Loan Facility was fully drawn on August 11, 2015, in connection with the repayment of the Senior Subordinated Notes. The balance of the Term Loan Facility was $29.5 million as of December 31, 2016.
The interest rate applicable to the Revolving Facility and Term Loan Facility is LIBOR plus a margin ranging from 2.25% to 4.75% (depending on our total senior secured leverage ratio). The borrowers pay a per annum fee ranging from 0.35% to 0.70% (depending on our senior secured leverage ratio) on the undrawn portion of the commitments under the Revolving Facility.
In the event that operating cash flows fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our Revolving Facility, to the extent available. We will use cash proceeds from the sale of our Engineered Solutions businesses to repay borrowings outstanding under the Revolving Facility and the Term Loan. We cannot assure you that we will, or will be able to, consummate any such sales on acceptable terms or at all or as to the price, terms or conditions of any such sales.
As of December 31, 2016, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable.
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
On July 9, 2015, the Company provided notice to all holders of the Senior Subordinated Notes that, as permitted under the Senior Subordinated Notes, the Company intended to prepay in full the entire $200 million aggregate principal amount of the Senior Subordinated Notes after the Company's receipt of the proceeds of the issuance of Preferred Stock to Brookfield. See Note 2 for further discussion of the Preferred Stock issuance. This prepayment was consummated on August 11, 2015.

(8)	Interest Expense
The following table presents an analysis of interest expense:

	Predecessor		Successor
	For the year Ended December 31,2014	For the Period January 1 Through August 14, 2015	For the Period August 15 Through December 31, 2015	For the year Ended December 31,2016
	(Dollars in thousands)
Interest incurred on debt	$20,099	$12,066	$7,694	$20,408
Amortization of discount on Senior Subordinated Notes	12,298	12,027	—	—
Accretion of fair value adjustment on Senior Notes	—	—	2,305	6,305
Amortization of debt issuance costs	3,339	2,118	—	201
Total interest expense	$35,736	$26,211	$9,999	$26,914
Interest rates
The Revolving Facility had an effective interest rate of 2.68% and 5.52% as of December 31, 2015 and 2016, respectively. The Senior Notes carry an interest rate of 6.375%. The Senior Subordinated Notes had an implied rate of 7.00%.
On August 11, 2015, we prepaid our Senior Subordinated Notes (see Note 7 "Debt and Liquidity"). This prepayment resulted in accelerated amortization of $4.5 million as the Notes were prepaid at the face value. The accelerated expense was recorded in the predecessor period.

(9)	Fair Value Measurements and Derivative Instruments
Fair Market Value Measurements
Depending on the inputs, we classify each fair value measurement as follows:

•	Level 1 – based upon quoted prices for identical instruments in active markets,

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Debt – The fair value of our debt as of December 31, 2015, was $273.4 million versus a book value of $367.2 million. As of December 31, 2016, the fair value was $342.1 million, versus a book value of $365.4 million. The fair values of the Senior Notes and the Revolving Facility were determined using level 1 and level 3 inputs, respectively.
Assets held for sale – Assets held for sale values are determined using Level 3 fair value inputs. These represent management's estimate of fair value based upon current quotes from participants in the sales process.
Foreign currency derivatives – Foreign currency derivatives are carried at market value using Level 2 inputs. There were no outstanding gains or losses as of December 31 2015 and $0.2 million of outstanding losses as of December 31, 2016.
Commodity derivative contracts – Commodity derivative contracts are carried at fair value. We determine the fair value using observable, quoted natural gas and refined oil product prices that are determined by active markets and therefore classify the commodity derivative contracts as Level 2. There were no outstanding gains or losses as of December 31, 2015 and 2016.
Additional fair value information related to our Pension funds' assets can be found in Note 12 "Retirement Plans and Postretirement Benefits".
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
Foreign currency derivatives
We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures such as foreign currency denominated debt, sales, receivables, payables, and purchases. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. There was no ineffectiveness on these contracts during the twelve months ended December 31, 2015 or 2016.
In 2015 and 2016, we entered into foreign forward currency derivatives as hedges of anticipated cash flows denominated in the Mexican peso, South African rand, euro and Japanese yen. These derivatives were entered into to protect the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates between the US dollar and the Mexican peso, South African rand, euro and Japanese yen. As of December 31, 2015, we had outstanding Mexican peso, Brazilian real, South African rand, euro, and Japanese yen currency contracts, with aggregate notional amounts of $18.7 million. As of December 31, 2016, we had outstanding Mexican peso, euro and Japanese yen currency contracts, with aggregate notional amounts of $22.6 million. The foreign currency derivatives outstanding as of December 31, 2016 have a maturity date of January, 27 2017.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Commodity derivative contracts
We may periodically enter into derivative contracts for natural gas and certain refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. We had no outstanding commodity derivative contracts as of December 31, 2016.
Net Investment Hedges
We use certain intercompany debt to hedge a portion of our net investment in our foreign operations against currency exposure (net investment hedge). Intercompany debt designated in foreign currency and designated as a non-derivative net investment hedging instrument was $11.8 million and $13.3 million as of December 31, 2015 and December 31, 2016, respectively. Within our currency translation adjustment portion of other comprehensive income, we recorded a gain of $1.4 million in the year ended December 31, 2015, and a loss of $1.5 million in the year ended December 31, 2016, resulting from these net investment hedges.
The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At December 31, 2015 and 2016, the fair value of our derivatives and their respective balance sheet locations are presented in the following table:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2015	(Dollars in Thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$76	Other current liabilities	$11
Total fair value		$76		$11

As of December 31, 2016
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$10	Other current liabilities	$188
Total fair value		$10		$188

The location and amount of realized (gains) losses on derivatives are recognized in the Statements of Operations when the hedged item impacts earnings and are as follows for the years ended 2015 and 2016:

		Amount of (Gain)/Loss Recognized (EffectivePortion)
	Location of (Gain)/Loss Reclassified from Other Comprehensive Income (Effective Portion)	2014	For the Period January 1 Through August 14, 2015	For the Period August 15 Through December 31, 2015	2016
Derivatives designated as cash flow hedges:		(Dollars in Thousands)
Foreign currency derivatives, excluding tax of $85, $106, $17 and $32, respectively	Revenue/Cost of goods sold Other expense / (income)	$(849)	$(1,062)	$(172)	$(322)
Commodity forward derivatives, excluding tax of $(120), $(424) and $0 respectively	Cost of goods sold	$328	$1,161	$—	$—

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Consolidated Statement of Income	2014	For the Period January 1 Through August 14, 2015	For the Period August 15 Through December 31, 2015	2016
Derivatives not designated as hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold / Other expense / (income)	$1,020	$1,060	$(560)	$549
Our foreign currency and commodity derivatives are treated as hedges and are required to be measured at fair value on a recurring basis. With respect to the inputs used to determine the fair value, we use observable, quoted rates that are determined by active markets and, therefore, classify the contracts as “Level 2”.

(10)	Supplementary Balance Sheet Detail

The following tables present supplementary balance sheet details:

	At December 31,
	2015	2016
	(Dollars in thousands)

Inventories:
Raw materials and supplies	$66,201	$54,469
Work in process	89,453	52,379
Finished goods	62,476	49,263
	218,130	156,111
Prepaid expenses and other current assets:
Prepaid expenses	$9,041	$6,096
Value added tax and other indirect taxes receivable	10,069	12,984
Other current assets	2,040	2,585
	$21,150	$21,665
Property, plant and equipment:
Land and improvements	$44,052	$43,737
Buildings	55,843	55,440
Machinery and equipment and other	431,226	460,892
Construction in progress	40,208	25,635
	$571,329	$585,704
Other accrued liabilities:
Payrolls (including incentive programs)	$4,028	$4,802
Employee compensation and benefits	6,199	11,439
Other	10,760	14,278
	$20,987	$30,519
Other long term obligations:
Postretirement benefits	$20,102	$19,002
Pension and related benefits	55,364	45,876
Other	18,852	17,270
	$94,318	$82,148

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of the allowance for doubtful accounts:

	2014	For the Period January 1 through August 14, 2015	For the Period August 15 through December 31, 2015	2016
	(Dollars in thousands)
Balance at beginning of year	$6,262	$6,969	$—	$244
Additions	3,520	85	244	129
Deductions	(2,813)	(1,177)	—	(47)
Balance at end of year	$6,969	$5,877	$244	$326

(11)	Commitments
Lease commitments under non-cancelable operating leases extending for one year or more will require the following future payments:

(Dollars in thousands)
2017	$2,637
2018	2,158
2019	1,781
2020	1,108
2021	373
After 2021	902
Total lease and rental expenses under non-cancelable operating leases extending one year or more approximated $7.1 million in 2014, $6.2 million in 2015 and $3.6 million in 2016.

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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On March 27, 2015, we settled $62.0 million of projected benefit obligations for our United Kingdom plan through the purchase of a group annuity contract. The purchase was fully funded with pension plan assets.
The components of our consolidated net pension costs are set forth in the following table:

	Predecessor				Successor
	2014		For the Period January 1 Through August 14, 2015		For the Period August 15 Through December 31, 2015

	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
			(Dollars in thousands)
Service cost	$750	$1,107	$151	$98	$386	$281
Interest cost	5,983	2,669	854	554	2,200	94
Expected return on assets	(5,215)	(2,516)	—	—	(1,885)	(59)
Amortization of prior service cost	—	2	—	(12)	—	—
Curtailment gain	—	(28)	—	—	—	(675)
Mark-to-market loss (gain)	18,431	(534)	—	—	716	1,843
Pension costs	$19,949	$700	$1,005	$640	$1,417	$1,484

	Successor
	2016
	U.S.	Foreign

Service cost	$1,325	$698
Interest cost	5,744	243
Expected return on assets	(4,940)	(298)
Mark-to-market loss (gain)	(2,322)	(220)
Pension costs	$(193)	$423
The mark-to-market loss in 2015 was caused by changes to the discount rate. The mark-to-market gain in 2016 was the result of better than expected asset returns and favorable change to the mortality tables, partially offset by unfavorable changes to the discount rate.

Amounts recognized in other comprehensive income did not represent a significant portion of our total post-retirement cost. As a result of our acquisition by Brookfield (see Note 2 "Preferred Share Issuance and Merger"), our pension and post-retirement obligations were revalued as of August 15, 2015. The result of this valuation eliminated historical components of Other Comprehensive Income.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the beginning and ending balances of our pension plans’ benefit obligations, fair value of assets, and funded status at December 31, 2015 and 2016 are:

	As of December 31, 2015		As of December 31, 2016
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Changes in Benefit Obligation:
Net benefit obligation at beginning of period, August 15, 2015 and January 1, 2016, respectively	$146,790	$18,512	$142,126	$18,271
Service cost	386	281	1,325	698
Interest cost	2,200	94	5,744	243
Participant contributions	—	79	—	256
Plan amendments / curtailments	—	(578)	—	(122)
Foreign currency exchange changes	—	(480)	—	(527)
Actuarial loss (gain)	(3,896)	377	1,293	(18)
Benefits paid	(3,354)	(14)	(10,258)	(564)
Net benefit obligation at end of period	$142,126	$18,271	$140,230	$18,237
Changes in Plan Assets:
Fair value of plan assets at beginning of period, August 15, 2015 and January 1, 2016, respectively	$97,473	$12,811	$93,897	$11,293
Actual return on plan assets	(2,727)	(1,407)	8,556	378
Foreign currency exchange rate changes	—	(346)	—	(346)
Employer contributions	2,505	170	8,710	854
Participant contributions	—	79	—	256
Benefits paid	(3,354)	(14)	(10,258)	(564)
Fair value of plan assets at end of period	$93,897	$11,293	$100,905	$11,871
Funded status (underfunded):	$(48,229)	$(6,978)	$(39,325)	$(6,366)
Amounts recognized in accumulated other comprehensive loss:
Prior service credit	$—	$(95)	$—	$—
Amounts recognized in the statement of financial position:
Non-current assets	$—	$—	$—	$—
Current liabilities	(437)	(253)	(435)	(128)
Non-current liabilities	(47,792)	(6,725)	(38,890)	(6,238)
Net amount recognized	$(48,229)	$(6,978)	$(39,325)	$(6,366)
The accumulated benefit obligation for all defined benefit pension plans was $158.9 million and $157.0 million at December 31, 2015 and 2016, respectively. We made contributions to the plan of $4.3 million and paid benefits of $5.3 million during the period January 1 through August 14, 2015. As a result of our acquisition by Brookfield and subsequent purchase price allocation, our assets and liabilities associated with the plans were revalued as of August 15, 2015.
Plan Assets
The accounting guidance on fair value measurements specifies a hierarchy based on the observability of inputs used in valuation techniques (Level 1, 2 and 3). See Note 9, “Fair Value Measurements and Derivative Instruments,” for a discussion of the fair value hierarchy.

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

The fair value of the plan assets by category is summarized below (dollars in thousands):

	December 31, 2015				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. Plan Assets
Cash and cash equivalents	$1,986	$—	$—	$1,986	$1,502	$—	$—	$1,502
Collective trusts	—	91,911	—	91,911	—	99,403	—	99,403
Total	$1,986	$91,911	$—	$93,897	$1,502	$99,403	$—	$100,905
International Plan Assets
Foreign government bonds	—	840	—	840	—	729	—	729
Fixed insurance contracts	—	—	10,453	10,453	—	—	11,142	11,142
Total	$—	$840	$10,453	$11,293	$—	$729	$11,142	$11,871
The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy for international plan pension assets for the years ended December 31, 2015 and 2016 (dollars in thousands):

Fixed Insurance Contracts
Balance as of August 15, 2015 (Predecessor)	$13,336
Gain / contributions / currency impact	(2,883)
Distributions	—
Balance at December 31, 2015 (Successor)	10,453
Gain / contributions / currency impact	707
Distributions	(18)
Balance at December 31, 2016 (Successor)	$11,142

We annually re-evaluate assumptions and estimates used in projecting pension assets, liabilities and expenses. These assumptions and estimates may affect the carrying value of pension assets, liabilities and expenses in our Consolidated Financial Statements. Assumptions used to determine net pension costs and projected benefit obligations are:

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pension Benefit Obligations Key Assumptions	As of December 31,
	2015	2016
Weighted average assumptions to determine benefit obligations:
Discount rate	3.86%	3.61%
Rate of compensation increase	1.84%	1.57%

Pension Cost Key Assumptions
Weighted average assumptions to determine net cost:
Discount rate	3.79%	3.86%
Expected return on plan assets	3.99%	4.97%
Rate of compensation increase	2.08%	1.84%
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
Plan Assets. The following table presents our retirement plan weighted average asset allocations at December 31, 2016, by asset category:

	Percentage of Plan Assets as of December 31, 2016
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
Information for our pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2015 and 2016 follows:

	2015		2016
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Accumulated benefit obligation	$142,126	$16,749	$140,230	$16,057
Fair value of plan assets	93,897	11,293	100,905	11,142

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Information for our pension plans with a projected benefit obligation in excess of plan assets at December 31, 2015 and 2016 follows:

	2015		2016
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Projected benefit obligation	$142,126	$18,271	$140,230	$17,415
Fair value of plan assets	93,897	11,293	100,905	11,142

Following is our projected future pension plan cash flow by year:

	U.S.	Foreign
	(Dollars in thousands)
Expected contributions in 2017:
Expected employer contributions	$6,654	$561
Expected employee contributions	—	—
Estimated future benefit payments reflecting expected future service for the years ending December 31:
2017	9,259	751
2018	9,247	696
2019	9,218	643
2020	9,256	720
2021	9,278	670
2022-2026	45,917	5,705
Post-Employment Benefit Plans
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of our consolidated net postretirement costs are set forth in the following table:

	Predecessor				Successor
			For the Period January 1 through August 14, 2015		For the Period August 15 Through December 31, 2015
	2014
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Service cost		$71	$—	$9	—	$5
Interest cost	396	976	223	433	142	289
Amortization of prior service credit	—	(180)	—	—	—	—
Plan amendment / curtailment	—	(294)	—	—	—	—
Mark-to-market (gain) loss	1,151	1,456	—	—	(100)	(621)
Post-employment benefits cost (benefit)	$1,547	$2,029	$223	$442	$42	$(327)

	Successor
	2016
	U.S.	Foreign

Service cost	$—	$4
Interest cost	360	764
Plan amendment / curtailment	—	(993)
Mark-to-market (gain) loss	(191)	(225)
Post-employment benefits cost (benefit)	$169	$(450)

Amounts recognized in other comprehensive income did not represent a significant portion of our total post-retirement cost. As a result of our acquisition by Brookfield (see Note 2 "Preferred Share Issuance and Merger"), our pension and post-retirement obligations were revalued as of August 15, 2015. The result of this valuation eliminated historical components of Other Comprehensive Income.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of beginning and ending balances of benefit obligations under, fair value of assets of, and the funded status of, our postretirement plans is set forth in the following table:

Postretirement Benefits	As of December 31, 2015		As of December 31, 2016

	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Changes in Benefit Obligation:
Net benefit obligation at beginning of period, August 15, 2015 and January 1, 2016, respectively	$11,395	$13,457	$10,859	$11,296
Service cost	—	5	—	4
Interest cost	142	289	360	764
Foreign currency exchange rates	—	(1,489)	—	709
Actuarial loss (gain)	(100)	(621)	(191)	(225)
Gross benefits paid	(578)	(345)	(853)	(855)
Plan amendment	—	—	—	(993)
Net benefit obligation at end of period	$10,859	$11,296	$10,175	$10,700
Changes in Plan Assets:
Fair value of plan assets at beginning of period	$—	$—	$—	$—
Employer contributions	578	345	853	855
Gross benefits paid	(578)	(345)	(853)	(855)
Fair value of plan assets at end of period	$—	$—	$—	$—
Funded status:	$(10,859)	$(11,296)	$(10,175)	$(10,700)
Amounts recognized in accumulated other comprehensive loss:
Prior service credit	$—	$—	$—	$—
Amounts recognized in the statement of financial position:
Current liabilities	$(1,298)	$(755)	$(1,134)	$(738)
Non-current liabilities	(9,561)	(10,541)	(9,041)	(9,962)
Net amount recognized	$(10,859)	$(11,296)	$(10,175)	$(10,700)
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

Postretirement Benefit Obligations
	2015	2016
Weighted average assumptions to determine benefit obligations:
Discount rate	5.10%	4.80%
Health care cost trend on covered charges:
Initial	6.67%	6.80%
Ultimate	6.48%	5.96%
Years to ultimate	2	8

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Postretirement Benefit Costs
	2015	2016
Weighted average assumptions to determine net cost:
Discount rate	4.91%	5.10%
Health care cost trend on covered charges:
Initial	6.55%	6.67%
Ultimate	6.18%	6.48%
Years to ultimate	0	1
Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement benefits. A one-percentage point change in assumed health care cost trend rates would have the following effects at December 31, 2016:

	One Percentage Point Increase		One Percentage Point Decrease
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Effect on total service cost and interest cost components	$2	$75	$(2)	$(63)
Effect on benefit obligations	$67	$599	$(63)	$(507)
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
The following table represents projected future postretirement cash flow by year:

	U.S.	Foreign
	(Dollars in thousands)
Expected contributions in 2017:
Expected employer contributions	$1,134	$738
Expected employee contributions	—	—
Estimated future benefit payments reflecting expected future service for the years ending December 31:
2017	1,134	738
2018	1,065	742
2019	984	747
2020	898	754
2021	809	761
2020-2024	2,975	3,931
Savings Plan
Our employee savings plan provides eligible employees the opportunity for long-term savings and investment. The plan allows employees to contribute up to 5% of pay as a basic contribution and an additional 45% of pay as supplemental contribution. For 2014, and part of 2015, we contributed on behalf of each participating employee, in units of a fund that invested entirely in our Common Stock, 3% on the first 100% contributed by the employee and 5% on the next 20% contributed by the employee. We contributed 581,006 shares in 2014, resulting in an expense of $4.4 million; 321,107 shares in 2015, resulting in an expense of $1.4 million. During 2015 we changed our method of funding the plan to cash contributions. We contributed $2.5 million to our Savings Plan in 2016.

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
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Product warranties were not impacted by purchase price accounting adjustments. Claims accrued but not yet paid and the related activity within the reserve for 2015 and 2016 are as follows:

(Dollars in Thousands)
Balance as of December 31, 2014	$520
Product warranty charges/adjustments	346
Payments and settlements	(69)
Balance as of August 14, 2015	$797

Balance as of August 15, 2015	$797
Product warranty charges/adjustments	(324)
Payments and settlements	(85)
Balance as of December 31, 2015	$388
Product warranty charges/adjustments	1,285
Payments and settlements	(704)
Balance as of December 31, 2016	$969

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(14)	Income Taxes
The following table summarizes the U.S. and non-U.S. components of income (loss) before provision (benefit) for income taxes:

	Predecessor		Successor
	For the Year Ended December 31, 2014	For the Period January 1 Through August 14, 2015	For the Period August 15 Through December 31, 2015	For the Year Ended December 31, 2016

	(Dollars in thousands)
U.S.	$(127,707)	$(84,599)	$(16,827)	$(44,971)
Non-U.S.	(30,603)	(10,919)	(4,916)	(71,450)
	$(158,310)	$(95,518)	$(21,743)	$(116,421)

Income tax expense (benefit) consists of the following:

	Predecessor		Successor
	For the Year Ended December 31, 2014	For the Period January 1 Through August 14, 2015	For the Period August 15 Through December 31, 2015	For the Year Ended December 31, 2016

	(Dollars in thousands)
U.S income taxes:
Current	$(1,261)	$(20)	$(52)	$(878)
Deferred	(537)	403	686	1,152
	(1,798)	383	634	274
Non-U.S. income taxes:
Current	11,474	5,547	1,566	5,389
Deferred	(15,466)	522	4,682	(13,215)
	(3,992)	6,069	6,248	(7,826)
Total income tax benefit	$(5,790)	$6,452	$6,882	$(7,552)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before provision (benefit) for income taxes as set forth in the following table:

	Predecessor		Successor
	For the Year Ended December 31, 2014	For the Period January 1 Through August 14, 2015	For the Period August 15 Through December 31, 2015	For the Year Ended December 31, 2016

	(Dollars in thousands)
Tax at statutory U.S. federal rate	$(55,409)	$(33,431)	$(7,610)	$(40,747)
U.S. valuation allowance, net	26,175	21,532	7,355	35,091
State taxes, net of federal tax benefit	(4,387)	(2,005)	(697)	(2,324)
U.S. tax return adjustments to estimated taxes	(368)	—	—	—
Resolution of uncertain tax positions	(513)	71	64	(513)
Adjustment for foreign income taxed at different rates	10,408	11,136	7,120	12,738
U.S. tax credits	(1,000)	—	—	—
Non-U.S. tax exemptions, holidays and credits	—	(691)	228	(175)
Goodwill impairment	17,161	8,026	—	—
Capital loss expiration	2,422	—	—	—
Investment in subsidiary impairment deduction	—	—	—	(10,111)
Other	(279)	1,814	422	(1,511)
Total income tax (benefit) expense	$(5,790)	$6,452	$6,882	$(7,552)
The Company has been granted a tax holiday in Brazil, which expires in 2024. The availability of the tax holiday in Brazil did not have a significant impact on the current tax year.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2015, and December 31, 2016 are set forth in the following table:

	As of December 31,
	2015	2016
	(Dollars in thousands)
Deferred tax assets:
Fixed assets	$10,128	$41,677
Postretirement and other employee benefits	34,713	32,275
Foreign tax credit and other carryforwards	115,163	153,169
Capitalized research and experimental costs	21,592	18,146
Environmental reserves	4,273	4,237
Inventory	12,719	15,227
Original issue discount	—	6,461
Long-term contract option amortization	2,138	2,074
Provision for rationalization charges	5,967	7,498
Other	1,005	3,391
Total gross deferred tax assets	207,698	284,155
Less: valuation allowance	(165,539)	(244,841)
Total deferred tax assets	42,159	39,314
Deferred tax liabilities:
Fixed assets	$64,278	$47,346
Debt discount amortization / Deferred financing fees	7,666	6,544
Inventory	4,985	3,482
Goodwill and acquired intangibles	2,686	2,295
Other	4,647	2,751
Total deferred tax liabilities	84,262	62,418
Net deferred tax (liability) asset	$(42,103)	$(23,104)
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires deferred tax assets and liabilities, as well as any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will only have one net noncurrent deferred tax asset or liability. This ASU does not change the existing requirement that only permits offsetting within a jurisdiction. The amendments in the update may be applied either prospectively or retrospectively to all prior periods presented. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We adopted the amendments as of December 31, 2015 on a prospective basis. Adoption of the amendments resulted in the presentation of all deferred income tax assets as noncurrent deferred income tax assets in our Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted and the adoption of the amendments had no impact on our consolidated results of operations or cash flows.  Net non-current deferred tax assets are separately stated as deferred income taxes in the amount of $15.3 million as of December 31, 2015 and $19.8 million as of December 31, 2016. Net non-current deferred tax liabilities are separately stated as deferred income taxes in the amount of $57.4 million at December 31, 2015 and $42.9 million at December 31, 2016.
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
GrafTech impaired the fixed assets and announced exiting of certain product lines in our Advanced Graphite Material ("AGM") product group, in the Company’s second quarter Form 10-Q of 2014. During the third quarter of 2014,

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

we announced the conclusion of another phase of our on-going companywide cost savings assessment. This resulted in changes to the Company’s operating and management structure in order to streamline, simplify and decentralize the organization. The impairment charges and other rationalization related charges were incurred primarily in the U.S. jurisdiction. As a result, we determined that it is no longer “more likely than not” that we will generate sufficient future U.S. taxable income to realize our deferred tax assets related to U.S. foreign tax credits and state net operating loss carryforwards, as well as our net U.S. deferred tax assets. With the additional significant negative evidence of recent losses, the Company recognized a $73.4 million non-cash charge to the Statement of Operations in 2014 to reflect a full valuation allowance against these U.S. deferred income tax assets. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.
During 2016, an affiliate of  Brookfield, our parent company, purchased on the open market in aggregate approximately $53 million of GrafTech’s traded senior notes. This related party transaction generated a gain due to the discount at which the senior note was trading. This gain is taxable to GrafTech in 2016 and generates a deferred tax asset for an original issuance discount of approximately $6.5 million.
Valuation allowance activity for the years ended December 31, 2014, 2015 and 2016 is as follows:

Predecessor	(Dollars in thousands)
Balance as of January 1, 2014	$20,411
(Credited) / charged to income	74,157
Translation adjustment	(800)
Changes attributable to movement in underlying assets	1,953
Balance at December 31, 2014	$95,721
(Credited) / charged to income	29,363
Translation adjustment	(1,467)
Changes attributable to movement in underlying assets	(8,168)
Balance as of August 14, 2015	$115,449

Successor
Balance as of August 15, 2015	$115,449
(Credited) / charged to income	6,780
Translation adjustment	(101)
Changes attributable to movement in underlying assets	43,411
Balance as of December 31, 2015	$165,539
(Credited) / charged to income	78,469
Translation adjustment	583
Changes attributable to movement in underlying assets	250
Balance as of December 31, 2016	$244,841
We have total foreign tax credit carryforwards of $19.7 million as of December 31, 2016, for which a full valuation allowance is recorded. These tax credit carryforwards begin to expire as of March 15, 2017. In addition, we have a federal net operating loss carryforward of $244.6 million and state net operating losses carryforwards of $290.5 million, which can be carried forward from 5 to 20 years. These net operating losses carryforwards generate a deferred tax asset of $95.5 million as of December 31, 2016. We also have U.S. non-net operating loss related deferred tax assets of $100.9 million as of December 31, 2016. The federal net operating loss carryforward and foreign tax credit utilization will be limited by IRC §382 and §383, respectively.
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
We have non-U.S. loss and tax credit carryforwards on a gross tax effected basis of $34.3 million, which can be carried forward from 7 years to indefinitely.
As of December 31, 2016, we had unrecognized tax benefits of $3.3 million, $3.0 million of which, if recognized, would have a favorable impact on our effective tax rate. We have elected to report interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties were $0.5 million as of December 31, 2014 (a reduction of $0.1 million), $0.7 million as of December 31, 2015 (an increase of $0.2 million) and $0.8 million as of December 31, 2016 (an increase of $0.1 million). A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Predecessor	(Dollars in thousands)
Balance at January 1	$7,203
Additions based on tax positions related to the current year	268
Additions for tax positions of prior years	232
Reductions for tax positions of prior years	(1,204)
Lapse of statutes of limitations	(1,180)
Settlements	(1,503)
Foreign currency impact	(106)
Balance at December 31, 2014	$3,710
Foreign currency impact	(21)
Balance as of August 14, 2015	$3,689

Successor
Balance as of August 15, 2015	$3,689
Additions for tax positions of prior years	301
Foreign currency impact	(69)
Balance as of December 31, 2015	$3,921
Lapse of statutes of limitations	(603)
Foreign currency impact	20
Balance as of December 31, 2016	$3,338
It is reasonably possible that a reduction of unrecognized tax benefits of up to $1.0 million may occur within 12 months due to settlements and the expiration of statutes of limitation.
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. All U.S. federal tax years prior to 2013 are generally closed by statute or have been audited and settled with the applicable domestic tax authorities. All other jurisdictions are still open to examination beginning after 2010.
The Company has not provided for U.S. income taxes or foreign withholding taxes on the differences between the financial reporting basis in our foreign investments, and the tax basis in such investments, estimated to be $472.8 million, which are considered to be permanently reinvested as of December 31, 2016. Any outside basis difference would be taxable upon the sale or liquidation of the foreign subsidiaries, or upon the remittance of dividends. The measurement of the unrecognized U.S. income taxes, if any, that may be associated with these outside basis differences, is not practicable.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(15)	Accumulated Other Comprehensive Loss
The balance in our accumulated other comprehensive loss is set forth in the following table:

	As of December 31, 2015	As of December 31, 2016
	(Dollars in thousands)
Foreign currency translation adjustments	$10,134	$7,560
Commodities and foreign currency derivatives	123	(2)
Total accumulated comprehensive loss	$10,257	$7,558
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

    The following tables set forth condensed consolidating balance sheets as of December 31, 2015 and December 31, 2016 and condensed consolidating statements of operations and comprehensive income (loss) for the year ended December 31, 2014, 2015 and 2016 and condensed consolidating statements of cash flows for 2014, 2015 and 2016 of the Parent, Guarantors and the Non-Guarantors.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2015
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$646	$6,281	$—	$6,927
Accounts receivable - affiliates	51,592	9,803	19,505	(80,900)	—
Accounts receivable - trade	—	7,599	74,791	—	82,390
Inventories	—	54,613	163,517	—	218,130
Prepaid and other current assets	—	7,907	13,243	—	21,150
Current assets of discontinued operations	—	81,638	17,520	(877)	98,281
Total current assets	51,592	162,206	294,857	(81,777)	426,878

Investment in affiliates	1,068,028	668,113	—	(1,736,141)	—
Property, plant and equipment	—	209,633	341,530	—	551,163
Deferred income taxes	—	—	15,326	—	15,326
Goodwill	—	72,399	99,660	—	172,059
Notes receivable - affiliate	—	46,074	—	(46,074)	—
Other assets	—	79,368	73,246	—	152,614
Long-term assets of discontinued operations	—	99,457	4,518	—	103,975
Total Assets	$1,119,620	$1,337,250	$829,137	$(1,863,992)	$1,422,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - affiliate	$159	$71,099	$9,642	$(80,900)	$—
Accounts payable - trade	—	11,191	28,956	—	40,147
Short-term debt	—	4,636	136	—	4,772
Accrued income and other taxes	—	2,824	3,109	—	5,933
Rationalizations	—	995	200	—	1,195
Other accrued liabilities	2,444	4,841	13,702	—	20,987
Current liabilities of discontinued operations	—	18,384	5,575	(877)	23,082
Total current liabilities	2,603	113,970	61,320	(81,777)	96,116

Long-term debt - affiliate	38,661	—	7,413	(46,074)	—
Long-term debt - third party	267,827	93,758	870	—	362,455
Other long-term obligations	—	60,508	33,810	—	94,318
Deferred income taxes	—	248	57,182	—	57,430
Long-term liabilities of discontinued operations	—	738	429	—	1,167
Stockholders' equity	810,529	1,068,028	668,113	(1,736,141)	810,529
Total Liabilities and Stockholders' Equity	$1,119,620	$1,337,250	$829,137	$(1,863,992)	$1,422,015

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2016
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$636	$10,974	$—	$11,610
Accounts receivable - affiliates	51,592	3,624	19,643	(74,859)	—
Accounts receivable - trade	—	7,518	73,050	—	80,568
Inventories	—	44,563	111,548	—	156,111
Prepaid and other current assets	1,350	4,853	15,462	—	21,665
Current assets of discontinued operations	—	51,160	14,296	(4,477)	60,979
Total current assets	52,942	112,354	244,973	(79,336)	330,933

Investment in affiliates	844,379	601,597	—	(1,445,976)	—
Property, plant and equipment	—	191,503	317,352	—	508,855
Deferred income taxes	—	—	19,803	—	19,803
Goodwill	—	70,399	100,718	—	171,117
Notes receivable - affiliate	—	49,003	—	(49,003)	—
Other assets	—	70,767	70,801	—	141,568
Total Assets	$897,321	$1,095,623	$753,647	$(1,574,315)	$1,172,276

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - affiliate	$806	$71,243	$2,810	$(74,859)	$—
Accounts payable - trade	964	8,033	38,666	—	47,663
Short-term debt	—	3,062	5,790	—	8,852
Accrued income and other taxes	—	2,095	3,161	—	5,256
Rationalizations	—	57	18	—	75
Other accrued liabilities	2,444	12,148	15,927	—	30,519
Current liabilities of discontinued operations	—	20,381	4,138	(4,477)	20,042
Total current liabilities	4,214	117,019	70,510	(79,336)	112,407

Long-term debt - affiliate	41,590	—	7,413	(49,003)	—
Long-term debt - third party	274,132	81,695	753	—	356,580
Other long-term obligations	—	50,943	31,205	—	82,148
Deferred income taxes	—	909	41,997	—	42,906
Long-term liabilities of discontinued operations	—	678	172	—	850
Stockholders' equity	577,385	844,379	601,597	(1,445,976)	577,385
Total Liabilities and Stockholders' Equity	$897,321	$1,095,623	$753,647	$(1,574,315)	$1,172,276

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the year ended December 31, 2014 (Predecessor)
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$240,295	$142,651	$(382,946)		$—
Sales - third party	—	203,609	621,536	—		825,145
Net sales	—	443,904	764,187	(382,946)		825,145
Cost of sales	—	403,058	737,044	(382,946)		757,156
Gross profit	—	40,846	27,143	—		67,989
Research and development	—	9,738	—	—		9,738
Selling and administrative expenses	—	33,108	61,521	—		94,629
Impairments	—	75,650	—	—		75,650
Rationalizations	—	5,431	2,515	—		7,946
Operating loss	—	(83,081)	(36,893)	—		(119,974)

Other expense (income), net	—	2,049	871	—		2,920
Interest expense - affiliate	—	806	—	(806)		—
Interest expense - third party	32,118	2,721	897	—		35,736
Interest income - affiliate	(806)	—	—	806		—
Interest income - third party	—	—	(320)	—		(320)
Loss from continuing operations before provision for income taxes	(31,312)	(88,657)	(38,341)	—	`	(158,310)
Provision for income taxes	15,443	(17,240)	(3,993)	—		(5,790)
Equity in loss from continuing operations of subsidiary	(105,765)	(34,348)	—	140,113		—
Net loss from continuing operations	(152,520)	(105,765)	(34,348)	140,113		(152,520)

Loss from discontinued operations, net of tax	—	(126,217)	(6,639)	—		(132,856)
Equity in loss from discontinued operations of subsidiary	(132,856)	(6,639)	—	139,495		—
Loss on discontinued operations	(132,856)	(132,856)	(6,639)	139,495		(132,856)

Net loss	(285,376)	(238,621)	(40,987)	279,608		(285,376)

Statements of Comprehensive Income (Loss)

Net loss	$(285,376)	$(238,621)	$(40,987)	$279,608		$(285,376)
Other comprehensive loss	(43,900)	(43,900)	(28,650)	72,550		(43,900)
Comprehensive loss	$(329,276)	$(282,521)	$(69,637)	$352,158		$(329,276)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Period January 1 through August 14, 2015 (Predecessor)
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$117,366	$52,683	$(170,049)		$—
Sales - third party	—	80,243	259,664	—		339,907
Net sales	—	197,609	312,347	(170,049)		339,907
Cost of sales	—	180,983	294,067	(170,049)		305,001
Gross profit	—	16,626	18,280	—		34,906
Research and development	—	3,377	—	—		3,377
Selling and administrative expenses	6,750	31,513	26,120	—		64,383
Impairments	—	35,381	—	—		35,381
Rationalizations	—	(68)	82	—		14
Operating loss	(6,750)	(53,577)	(7,922)	—		(68,249)

Other expense (income), net	—	889	532	—		1,421
Interest expense - affiliate	3	372	—	(375)		—
Interest expense - third party	24,366	1,574	271	—		26,211
Interest income - affiliate	(372)	(3)	—	375		—
Interest income - third party	—	—	(363)	—		(363)
Loss from continuing operations before provision for income taxes	(30,747)	(56,409)	(8,362)	—	`	(95,518)
Provision for income taxes	—	384	6,068	—		6,452
Equity in loss from continuing operations of subsidiary	(71,223)	(14,430)	—	85,653		—
Net loss from continuing operations	(101,970)	(71,223)	(14,430)	85,653		(101,970)

Loss from discontinued operations, net of tax	—	(13,430)	(5,249)	—		(18,679)
Equity in loss from discontinued operations of subsidiary	(18,679)	(5,249)	—	23,928		—
Loss on discontinued operations	(18,679)	(18,679)	(5,249)	23,928		(18,679)

Net loss	(120,649)	(89,902)	(19,679)	109,581		(120,649)

Statements of Comprehensive Income (Loss)

Net loss	$(120,649)	$(89,902)	$(19,679)	$109,581		$(120,649)
Other comprehensive loss	(26,674)	(26,674)	(28,041)	54,715		(26,674)
Comprehensive loss	$(147,323)	$(116,576)	$(47,720)	$164,296		$(147,323)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Period August 15 Through December 31, 2015 (Successor)
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$48,988	$31,898	$(80,886)		$—
Sales - third party	—	40,279	152,854	—		193,133
Net sales	—	89,267	184,752	(80,886)		193,133
Cost of sales	—	87,683	174,048	(80,886)		180,845
Gross profit	—	1,584	10,704	—		12,288
Research and development	—	1,083	—	—		1,083
Selling and administrative expenses	—	5,556	17,929	—		23,485
Rationalizations	—	70	213	—		283
Operating loss	—	(5,125)	(7,438)	—		(12,563)

Other expense (income), net	—	1,286	(2,099)	—		(813)
Interest expense - affiliate	226	—	—	(226)		—
Interest expense - third party	9,552	161	286	—		9,999
Interest income - affiliate	—	(226)	—	226		—
Interest income - third party	—	—	(6)	—		(6)
Loss from continuing operations before provision for income taxes	(9,778)	(6,346)	(5,619)	—	`	(21,743)
Provision for income taxes	—	634	6,248	—		6,882
Equity in loss from continuing operations of subsidiary	(18,847)	(11,868)	—	30,715		—
Net loss from continuing operations	(28,625)	(18,848)	(11,867)	30,715		(28,625)

Loss from discontinued operations, net of tax	—	(4,154)	(772)	—		(4,926)
Equity in loss from discontinued operations of subsidiary	(4,926)	(772)	—	5,698		—
Loss on discontinued operations	(4,926)	(4,926)	(772)	5,698		(4,926)

Net loss	(33,551)	(23,774)	(12,639)	36,413		(33,551)

Statements of Comprehensive Income (Loss)

Net loss	$(33,551)	$(23,774)	$(12,639)	$36,413		$(33,551)
Other comprehensive loss	(10,257)	(10,257)	(10,257)	20,514		(10,257)
Comprehensive loss	$(43,808)	$(34,031)	$(22,896)	$56,927		$(43,808)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the year ended December 31, 2016 (Successor)
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Sales - affiliates	$—	$122,164	$57,099	$(179,263)	$—
Sales - third party	—	87,028	350,935	—	437,963
Net sales	—	209,192	408,034	(179,263)	437,963
Cost of sales	—	190,558	436,721	(179,263)	448,016
Additions to lower of cost or market inventory reserve	—	6,822	12,152	—	18,974
Gross profit (loss)	—	11,812	(40,839)	—	(29,027)
Research and development	—	2,399	—	—	2,399
Selling and administrative expenses	—	23,831	33,894	—	57,725
Impairments	—	—	2,843	—	2,843
Rationalizations	—	110	(51)	—	59
Operating loss	—	(14,528)	(77,525)	—	(92,053)

Other expense (income), net	6	1,492	(3,686)	—	(2,188)
Interest expense - affiliate	984	—	—	(984)	—
Interest expense - third party	25,430	1,136	348	—	26,914
Interest income - affiliate	—	(984)	—	984	—
Interest income - third party	—	—	(358)	—	(358)
Loss from continuing operations before provision for income taxes	(26,420)	(16,172)	(73,829)	—	(116,421)
Provision for income taxes	—	274	(7,826)	—	(7,552)
Equity in loss from continuing operations of subsidiary	(82,449)	(66,003)	—	148,452	—
Net loss from continuing operations	(108,869)	(82,449)	(66,003)	148,452	(108,869)

Loss from discontinued operations, net of tax	(1,918)	(121,741)	(3,315)	—	(126,974)
Equity in loss from discontinued operations of subsidiary	(125,056)	(3,315)	—	128,371	—
Loss on discontinued operations	(126,974)	(125,056)	(3,315)	128,371	(126,974)

Net loss	(235,843)	(207,505)	(69,318)	276,823	(235,843)

Statements of Comprehensive Income (Loss)

Net loss	$(235,843)	$(207,505)	$(69,318)	$276,823	$(235,843)
Other comprehensive income (loss)	2,699	2,699	2,699	(5,398)	2,699
Comprehensive loss	$(233,144)	$(204,806)	$(66,619)	$271,425	$(233,144)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended December 31, 2014
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities:	$(9,474)	$79,864	$50,513	$—	$120,903

Cash flow from investing activities:
Loan repayments from affiliates	6,604	—	—	(6,604)	—
Capital expenditures	—	(58,926)	(26,055)	—	(84,981)
Insurance recoveries	—	—	2,834	—	2,834
Proceeds (payments) for derivatives	—	(2,195)	170	—	(2,025)
Proceeds from fixed asset sales	—	1,700	3,342	—	5,042
Other	—	—	178	—	178
Net cash provided by (used in) investing activities	6,604	(59,421)	(19,531)	(6,604)	(78,952)

Cash flow from financing activities:
Loans repayments to affiliates	—	(6,604)	—	6,604	—
Short-term debt borrowings	—	(34)	(987)	—	(1,021)
Revolving Facility borrowings	—	183,000	86,000	—	269,000
Revolving Facility reductions	—	(193,000)	(100,000)	—	(293,000)
Principal payments on long term debt	—	(132)	(60)	—	(192)
Supply chain financing	—	—	(9,455)	—	(9,455)
Proceeds from exercise of stock options	2,813	—	—	—	2,813
Purchase of treasury shares	(894)	—	—	—	(894)
Refinancing fees and debt issuance costs	—	(2,922)	(357)	—	(3,279)
Other	951	—	—	—	951
Net cash (used in) provided by financing activities	2,870	(19,692)	(24,859)	6,604	(35,077)

Net increase in cash and cash equivalents	—	751	6,123	—	6,874
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,212)	—	(1,212)
Cash and cash equivalents at beginning of period	—	4,752	7,136	—	11,888
Cash and cash equivalents at end of period	$—	$5,503	$12,047	$—	$17,550

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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended December 31, 2016
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities:	$(19,032)	$25,527	$16,320	$—	$22,815

Cash flow from investing activities:
Loan repayments from affiliates	—	(2,067)	—	2,067	—
Capital expenditures	—	(9,019)	(18,839)	—	(27,858)
Payments for derivatives	—	—	377	—	377
Proceeds from the sale of fixed assets	—	462	659	—	1,121
Cash received (disposed) on divestiture	16,173	(284)	—	—	15,889
Net cash provided by (used in) investing activities	16,173	(10,908)	(17,803)	2,067	(10,471)

Cash flow from financing activities:
Loans repayments to affiliates	2,067	—	—	(2,067)	—
Dividends to affiliates	792	(792)			—
Short-term debt borrowings	—	1,705	5,658	—	7,363
Revolving Facility borrowings	—	51,000	5,000	—	56,000
Revolving Facility reductions	—	(65,469)	(5,000)	—	(70,469)
Principal payments on long term debt	—	(151)	(138)	—	(289)
Refinancing fees and debt issuance costs	—	(922)	—	—	(922)
Net cash provided by (used in) financing activities	2,859	(14,629)	5,520	(2,067)	(8,317)

Net (decrease) increase in cash and cash equivalents	—	(10)	4,037	—	4,027
Effect of exchange rate changes on cash and cash equivalents	—	—	656	—	656
Cash and cash equivalents at beginning of period	—	646	6,281	—	6,927
Cash and cash equivalents at end of period	$—	$636	$10,974	$—	$11,610

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
As a result of our acquisition by Brookfield, on August 14, 2015 PricewaterhouseCoopers LLP (“PwC”) resigned as the independent registered public accounting firm of the Company. PwC’s resignation resulted from its determination that it would no longer satisfy the independence requirement for continuing as the Company’s independent registered public accounting firm. Prior to such acquisition, PwC served as the Company’s independent registered public accounting firm and also provided services to Brookfield. The services provided to Brookfield included services that, under the Sarbanes-Oxley Act of 2002, are considered services that are prohibited services that an independent registered public accounting firm may not provide to an audit client.
The report of PwC on the financial statements of the Company for the fiscal year ended December 31, 2014 contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principle.
During the Company’s fiscal year ended December 31, 2014 and the subsequent interim period through August 14, 2015, there were no disagreements (as defined in Item 304 of Regulation S-K) with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused them to make reference thereto in their reports on the financial statements for such periods. Further, during the Company’s two most recent fiscal years ended December 31, 2014 and the subsequent interim period through August 14, 2015, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued during 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2016.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

On February 27, 2017, Jeffrey C. Dutton and Ron Bloom were elected as directors of the Company, each to hold office in accordance with the certificate of incorporation and bylaws of the Company until their respective successors are duly elected or appointed and qualified. Biographical information regarding Messrs. Dutton and Bloom is set forth in Item 10.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth information with respect to our current directors, including their ages, as of February 27, 2017.

J. PETER GORDON
Age: 56

Director Since: August 2015

Managing Partner, Brookfield

Current Public Company Directorships:
Norbord Inc., North American Palladium Ltd.

Prior Public Company Directorships:
Western Forest Products Inc., Fraser Papers Inc. and Ainsworth Lumber Co. Ltd.

Mr. Gordon was elected to the Board in August 2015 and became Chairman of GrafTech’s Board in September 2015. Mr. Gordon is a Managing Partner at Brookfield, where he is a senior manager with Brookfield Business Partners, L.P. He has over 25 years of industrial experience, principally in the mining and forest products industries, having held a number of senior management positions in the Brookfield portfolio companies, most recently as the President and CEO of Fraser Papers Inc. from 2007 to 2010.

Jeffrey C. Dutton
Age: 53 Director Since: February 2017 Chief Executive Officer, GrafTech Board Committees: None Current Public Company Directorships: GrafTech International Ltd. Prior Public Company Directorships: None
Mr. Dutton became President and Chief Executive Officer January 2017. Previously, Mr. Dutton served as Vice President & Chief Operating Officer of the Company from August 2015 until January 2017 and oversaw all aspects of both the Industrial Materials and Engineered Solutions businesses. Mr. Dutton has served as Senior Vice President of Brookfield Asset Management Inc. ("BAM") since 2013. BAM became the Company's indirect parent company in August 2015. Mr. Dutton served as the Chief Executive Officer and President of Twin Rivers Paper Company, from 2010 to 2013. Mr. Dutton served in various executive capacities at Fraser Papers Inc. from 2008 to 2010, and as General Manager of East Papers operations at Fraser Papers Inc. from 2006 to 2008. He served as President of Republic Paperboard Company of Eagle Materials Inc. from 2004 to 2006. Mr. Dutton served as a director of Twin Rivers Paper Company in 2013 and has served as a director of the Hammerstone Corporation since 2014. Mr. Dutton received his Bachelor of Science in Mechanical Engineering Technology from the University of Maine.

Ron A. Bloom
Age: 61 Director Since: February 2017 Managing Partner and Vice Chairman at Brookfield Board Committees: None Current Public Company Directorships: None Prior Public Company Directorships: None
Ron Bloom is a Managing Partner and Vice Chairman at Brookfield, where he focuses on managing of the firm’s private equity investments. Prior to joining Brookfield, Mr. Bloom was Vice Chairman, U.S. Investment Banking, at Lazard, focused on restructurings, and mergers and acquisitions. Prior to joining Lazard, Mr. Bloom served as Assistant to the President for Manufacturing Policy where he provided leadership on policy development and strategic planning for the Administration’s agenda to revitalize the manufacturing sector. He led the discussions with the auto industry which resulted in the industry’s support for new fuel economy standards.

Prior to joining the White House, Mr. Bloom served as Senior Advisor to the Secretary of the Treasury where he helped lead the restructuring of General Motors and Chrysler LLC, and then led the Treasury’s oversight of the companies thereafter, including GM’s Initial Public Offering, the largest IPO in US history. Mr. Bloom received his undergraduate degree from Wesleyan University and graduated with distinction from the Harvard Graduate School of Business Administration.

DENIS A. TURCOTTE
Age: 55

Director Since: August 2015

President and CEO, North Channel Management and North Channel Capital Partners

Current Public Company Directorships:
Norbord Inc. and Domtar Corporation.

Prior Public Company Directorships:
Coalspur Mines, Ltd., Algoma Steel Inc.

Mr. Turcotte was elected to the Board in August 2015. Mr. Turcotte is currently president and chief executive officer of North Channel Management and North Channel Capital Partners, business consulting and private investing firms. He is also a member of the board of directors of the general partner of Brookfield Business Partners L.P., an affiliate of Brookfield Asset Management. From 2002 to 2008, Mr. Turcotte was the president and chief executive officer and a director of Algoma Steel Inc., a publicly listed North American steel company, and from 1992 to 2002 held a number of senior executive positions with companies in the pulp and paper industry, including president of the paper group and executive vice-president of corporate development and strategy of Tembec Inc., a leading integrated forest products company with operations in North America and France.

The following table sets forth information with respect to our current executive officers, including their ages, as of March 7, 2016. There are no family relationships between any of our executive officers.

Name	Age	Position
Jeffrey C. Dutton	53	President and Chief Executive Officer
Quinn J. Coburn	52	Vice President and Chief Financial Officer

Jeffrey C. Dutton, age 53, became President and Chief Executive Officer January 2017. Previously, Mr. Dutton served as Vice President & Chief Operating Officer of the Company from August 2015 until January 2017 and oversaw all aspects of both the Industrial Materials and Engineered Solutions businesses. Mr. Dutton has served as Senior Vice President of Brookfield Asset Management Inc. ("BAM") since 2013. BAM became the Company's indirect parent company in August 2015. Mr. Dutton served as the Chief Executive Officer and President of Twin Rivers Paper Company, from 2010 to 2013. Mr. Dutton served in various executive capacities at Fraser Papers Inc. from 2008 to 2010, and as General Manager of East Papers operations at Fraser Papers Inc. from 2006 to 2008. He served as President of Republic Paperboard Company of Eagle Materials Inc. from 2004 to 2006. Mr. Dutton served as a director of Twin Rivers Paper Company in 2013 and has served as a director of the Hammerstone Corporation since 2014. Mr. Dutton received his Bachelor of Science in Mechanical Engineering Technology from the University of Maine.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.
Structure of the Board
Under our by-laws, the Board fixes the size of the Board, so long as the number of directors is not less than three or more than fifteen. The Board currently consists of three members.
GrafTech no longer has a class of equity securities registered pursuant to Section 12 of the Exchange Act and, accordingly, is not required and does not have standing committees of the Board, including an audit committee, a nominating and governance committee or an executive compensation committee. Given that GrafTech is wholly-owned by Brookfield, there is no need for policies or procedures by which security holders may recommend nominees to the Board. The Board may periodically establish committees, in each case so that certain important matters can be addressed in greater depth than may be possible in a meeting of the entire Board.

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

Item 11.     EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
We have designed a compensation program for our named executive officers that is driven by our strategic goals with the primary emphasis on paying for performance. This section of this annual report describes the executive compensation program and explains the compensation policies and decisions with respect to our named executive officers. The compensation program for these employees primarily consists of a base salary and cash incentive awards.
During 2016, our named executive officers (and their positions in 2016) were:

•	Joel L. Hawthorne, President and Chief Executive Officer

•	Quinn J. Coburn, Vice President and Chief Financial Officer

•	Jeffrey C. Dutton, Vice President and Chief Operating Officer

•	Darrell A. Blair, President - Industrial Materials

•	Lionel D. Batty, President - Engineered Solutions
Executive Summary
Leadership Changes
There were no substantial leadership changes in 2016.
On January 11, 2017, Mr. Hawthorne submitted his resignation for good reason, as defined in his July 13, 2000 Severance Compensation Agreement, as amended, to the GrafTech Board of Directors. Mr. Hawthorne’s resignation was accepted and March 12, 2017 was agreed upon as the date of termination of his GrafTech employment. Settlement of Mr. Hawthorne’s accrued compensation, severance and benefit continuation will be made in accordance with his Agreement.
Also on January 11, 2017, the GrafTech Board of Directors appointed Mr. Dutton as Mr. Hawthorne’s successor.
In January, 2017, Mr. Batty submitted his resignation for good reason, as defined in his July 13, 2000 Severance Compensation Agreement, as amended, to the GrafTech Board of Directors. Mr. Batty’s resignation was accepted and February 15, 2017 was agreed upon as the date of termination of his GrafTech employment. Settlement of Mr. Batty’s accrued compensation, severance and benefit continuation will be made in accordance with his Agreement.
In January, 2017, Mr. Blair submitted his resignation for good reason, as defined in his March 16, 2015 Severance Compensation Agreement, as amended, to the GrafTech Board of Directors. Mr. Blair’s resignation was accepted and February 28, 2017 was agreed upon as the date of termination of his GrafTech employment. Settlement of Mr. Blair’s accrued compensation, severance and benefit continuation will be made in accordance with his Agreement.
Compensation Framework
We provide an executive compensation program that is focused on promoting performance and long-term value. The design and operation of the program reflect the following objectives:
•Driving long-term financial and operational performance that will deliver value, including through incentives that drive return based performance and propel growth.
•Attracting and retaining talented executive leadership.
•Providing competitive pay opportunities relative to equivalent positions with other global companies of comparable size and complexity as well as within the Company.
•Motivating executives to achieve or exceed Company and individual performance goals that are difficult to achieve.

Our 2016 executive compensation program consisted of two elements: competitive base salary and pay for performance through an annual cash incentive program. Our executives also receive retirement and other customary welfare benefits. The annual cash incentive (bonus) plan only provides value if specific pre-established financial and performance goals are achieved.
2016 Compensation Decisions
The following summary highlights the key compensation decisions effective for 2016:

•
In October 2014, we suspended the non-qualified matching allocations and non-qualified retirement contributions for our named executive officers and certain other corporate officers under various unfunded, non-qualified supplemental retirement and deferred compensation plans for certain eligible employees established by GrafTech through certain benefits protection trusts. This suspension continued through 2016.

•We reserved a 30% portion of the annual target bonus to be based on individual performance to goals, with the remainder of the annual target bonus based on Company performance goals. This revision applied to all salaried employees with the exception of the President & CEO.
•For our 2016 annual bonus program, we adopted performance measures based on business unit EBITDA.
Compensation Consultant
We discontinued our relationship with Mercer as our third-party consultant on executive compensation matters in August 2015 after the Brookfield acquisition of GrafTech. No executive compensation studies were commissioned in 2015 or 2016.
Structure of Executive Compensation Program
We believe that our executive compensation program, each element alone and in total, effectively achieves our objectives. The primary elements of our executive compensation program, which are key to the attraction, retention and motivation of our named executive officers, are shown in the following table. The amounts of compensation are determined by the Board of Directors based on the objectives described. The Board does not rely on formulas or survey results, but instead it uses its judgment based on its assessment of the Company’s objectives and comparable executive compensation programs. The Board also does not have policies defining the parameters for the allocation between long-term and currently paid out portions of compensation. Executive officers generally play no role in determining executive compensation.

Element	Objective	Key Features
Base Salary
Values the competencies, skills, experience and performance of individual executives.

Attracts and retains executive talent by providing a fixed level of compensation that is financially stable and not “at risk.”
Targeted at the median comparable companies.

Executive Incentive Compensation Plan (“Executive Plan” or “ICP” or “bonus plan”)
Provides competitive incentives to executive officers by having a portion of their annual cash compensation dependent upon annual performance and “at risk.”

Motivates and rewards executives for the achievement of targeted financial and strategic operational goals.

Our annual cash bonus plan provides for awards targeted at market median.

For 2016, the performance measures were Operating Income of Business Units (50%) and Operating Income of the total Company (50%).

Retirement Savings Plan	Provide competitive market-based retirement savings benefits in a tax- efficient manner.	Broad-based plan under which we make matching contributions that vary, based on the employee’s contribution, on eligible earnings up to the Code limit of $265,000 for 2016.

Compensation Deferral Plan	Provides savings in a tax-efficient manner.	Non-Qualified deferral of up to 50% Salary and 85% Bonus.

Health, Welfare and Other Benefits	Attract and retain key executives by providing competitive health, welfare and other benefits.	Generally, benefits are made available to executive officers on the same basis as benefits are made available to other eligible employees.
Summary Compensation Table
The following table sets forth certain information concerning compensation received by our chief executive officer, our chief financial officer and the three other executive officers who were the most highly compensated for the year ended December 31, 2016, all of whom we refer to as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards ($)	Option Awards ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings (2) ($)	All Other Compensation (3) ($)	Total ($)
Joel L. Hawthorne	2016	700,000	—	—	—	5,490	14,443	719,933
President and CEO	2015	653,333	—	—	—	30,549	14,390	698,272
	2014	680,512	—	2,926,962	791,434	8,638	28,974	4,436,520
Quinn J. Coburn	2016	360,000	73,710	—	—	—	14,818	448,528
Vice President and CFO	2015	310,667	—	—	—	—	39,018	349,685
Jeffrey C. Dutton	2016	410,000	—	—	—	—	41,574	451,574
Vice President and COO (4)	2015	97,500	—	—	—	—	8,749	106,249
Darrell A. Blair	2016	394,400	73,061	—	—	2,280	61,504	531,245
President, Industrial	2015	380,217	—	—	—	—	43,309	423,526
Materials	2014	414,332	—	366,336	91,584	—	50,882	923,134
Lionel D. Batty	2016	300,000	57,050	—	—	—	11,543	368,593
President, Engineered	2015	290,000	—	—	—	—	9,974	299,974
Solutions	2014	299,026	—	305,280	76,320	—	10,450	691,076

(1)	Mr. Coburn's bonus for 2016 is an estimate. The exact amount will not be calculable until March 15, 2017.

(2)
Nonqualified deferred compensation earnings in 2016 for Mr. Hawthorne, Mr. Coburn, Mr. Blair and Mr. Batty were $396, $292, $2,807 and $36,552 respectively. None of these earnings were “above market” or preferential and so have not been included in this column. In accordance with the Instructions to Item 402(c)(2)(viii), negative amounts are not reflected in the Summary Compensation Table, which include for Mr. Blair, negative changes in pension value of $31,382 in 2015 and for Mr. Batty, negative changes in pension value of $5,221 in 2016 and $41,803 in 2015.

(3)
For 2016, all other compensation for Mr. Hawthorne includes $10,000 in matching contributions to the Company’s savings plan and a $2,650 contribution to the Company’s defined contribution retirement plan and $1,793 in life insurance premiums under the Company’s group life insurance plan. For 2016, all other compensation for Mr. Coburn includes $10,600 in matching contributions to the Company’s savings plan and $3,093 contribution to the Company’s defined contribution retirement plan and $855 in life insurance premiums under the Company’s group life insurance plan. For 2016, all other compensation for Mr. Blair includes $43,949 in relocation benefits and associated gross-up. For 2016, all other compensation for Mr. Batty, includes $6,500 in matching contributions to the Company’s savings plan and $3,053 contribution to the Company’s defined contribution retirement plan and $1,828 in life insurance premiums under the Company’s group life insurance plan. For 2016, all other compensation for Mr. Dutton, includes $13,250 in matching contributions to a Brookfield 401k savings plan and $28,324 for housing and transportation expenses.

(4)	Mr. Dutton is employed by an affiliate of GrafTech’s parent company, Brookfield Asset Management. GrafTech reimburses Brookfield for his salary and 401(k) savings plan matching contributions.
There were no award grants made to a named executive officer in the last completed fiscal year under any plan of the Company, no equity awards exercised during the fiscal year and no equity awards were outstanding as of the end of the fiscal year.
Severance Agreements
Double-trigger Change in Control Agreements
Each named executive officer, other than Mr. Dutton, entered into a double-trigger Severance Compensation Agreement with us that applies only when there is (i) a change in control of the Company and (ii) the executive’s employment is terminated in connection with or following such change in control. Both a change in control of the Company and corresponding executive termination must occur to trigger payment of the benefits under the Severance Compensation Agreement. A change in control occurred under each of the Agreements on August 11, 2015.
Under the Agreements, if a named executive officer’s employment is terminated due to a Termination for Cause or by the named executive officer other than with Good Reason for Resignation, upon death or due to Disability or Retirement (as such terms are defined in the Severance Compensation Agreements), the executive will be paid his full base salary and accrued vacation pay through the date of termination, plus any benefits or awards which have been earned or become payable but which have not yet been paid.
If the named executive officer’s employment is terminated due to Retirement (as such term is defined in the Severance Compensation Agreements) or death, the executive’s benefits will be determined in accordance with GrafTech’s retirement, disability and insurance programs then in effect.
Under each of the Agreements, upon termination following a change in control, the named executive officer is entitled to certain benefits. If the named executive officer’s employment is terminated subsequent to a change in control (a) by GrafTech other than for Retirement, death, Disability or Termination for Cause or (b) by the executive for Good Reason for Resignation, then the executive is entitled to the following benefits: accrued salary and vacation pay through the date of termination; accrued ICP compensation at target for the prior year if not previously paid plus a prorated portion of the targeted ICP compensation for the year of termination; a severance payment equal to 2.0 multiplied by the sum of the following amounts: (X) the greater of the named executive officer’s annual base salary immediately to the date of termination or immediately prior to the change in control; plus (Y) the greater of the amount of the named executive officer’s target ICP (or comparable compensation payment) for the year in which the date of termination occurs or for the year in which the change in control occurs; extended health, life and disability coverage; and with respect to Mr. Hawthorne and Mr. Batty, reimbursement for certain excise tax liabilities (and income tax liabilities attributable to the excise tax reimbursement) if the total severance equals or exceeds three times the executive’s “base amount” (as determined pursuant to Section 280G of the Code) by more than $50,000.

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
Under the Agreements, “Good Reason for Resignation” includes certain changes in the named executive officer’s status or position, reductions in the level of reporting responsibility, diminution of duties or responsibilities, reductions in compensation or benefits, relocation, failure of a successor to assume the severance agreement, and failure to pay certain earned compensation.
Effect of a Change in Control on Compensation Deferral Arrangements
Amounts deferred under the Compensation Deferral Plan become immediately payable upon a change in control if the participant elected to receive payment of deferred amounts upon a change in control. All other payments under the Compensation Deferral Plan will be distributed in accordance with the elections of the executive, which may include payments of all or some of the deferred amounts upon termination of employment. A change in control occurred on August 11, 2015.
Pension Benefits at Fiscal Year-End December 31, 2016
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

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($) (1)		Payments During Last Fiscal Year ($)

Joel L. Hawthorne	GrafTech International Holdings Inc.	2(2)	74,535	(3)	—
Quinn J. Coburn	n/a	—			—
Jeffrey C. Dutton	n/a	—			—
Darrell A. Blair	GrafTech International Holdings Inc.	22(4)	497,045	(5)	—
Lionel D. Batty	GrafTech International Holdings Inc.	20(6)	621,344	(7)	—

(1)
The present values have been computed using an interest rate of 3.96% and using the RP-2014 tables with Scale MP-2016 mortality improvement (fully generational projection) as of December 31, 2016, which is the same pension plan measurement date used for our financial reporting purposes.

(2)
Includes for Mr. Hawthorne 2 years of service with GrafTech through December 31, 2001 (the date that non-grandfathered participants ceased accruing benefits and had their benefit accruals frozen under the Retirement Plan).

(3)
Mr. Hawthorne’s benefit has been valued assuming termination of employment as of December 31, 2016 and retirement at age 62, the earliest time at which Mr. Hawthorne may retire without any benefit reduction due to age.

(4)
Includes for Mr. Blair 22 years of service with GrafTech through March 31, 2003 (the date that grandfathered participants ceased accruing benefits and had their benefit accruals frozen under the Retirement Plan).

(5)
Mr. Blair’s benefit has been valued assuming termination of employment as of December 31, 2016 and retirement as of January 1, 2017, the earliest time at which Mr. Blair may retire without any benefit reduction due to age.

(6)
Includes for Mr. Batty 20 years of service with GrafTech through March 31, 2003 (the date that grandfathered participants ceased accruing benefits and had their benefit accruals frozen under the Retirement Plan).

(7)
Mr. Batty’s benefit has been valued assuming termination of employment as of December 31, 2016 and retirement as of January 1, 2017, the earliest time at which Mr. Batty may retire without any benefit reduction due to age.

For further information concerning our pension plan, including assumptions and estimates used in projecting pension costs and projected benefit obligations, see Note 12 of our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC and “Compensation Discussion and Analysis” above.
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
Non-Qualified Deferred Compensation
The following table shows the executive’s contributions, company contributions, earnings and year-end account balances for our named executive officers in GrafTech’s Compensation Deferral Plan, which is an unfunded, unsecured deferred compensation plan. The terms of the Compensation Deferral Plan are described below the table.

Executive	Executive Contributions in Last FY ($)	Company Contribution in Last FY ($)	Aggregate Earnings in Last FY ($) (1)	Aggregate Withdrawals or Distributions in Last FY ($)	Aggregate Balance at Last FYE ($)
Hawthorne, J.L.	—	—	396	—	5,370
Coburn, Q.J.	—	—	292	—	4,010
Blair, D.A.	—	—	2,807	—	26,432
Batty, L.D.	—	—	36,552	—	239,767

(1)
The amounts Listed in this column are not included in the Summary Compensation Table because none of the earnings were “above market” or “preferential”. Earnings are based on the performance of investments available under the Compensation Deferral Plan, which are “notional” investments, including any interest and dividends paid on the investments.

(2)
The amounts Listed in this column are not included in the Summary Compensation Table because none of the earnings were “above market” or “preferential”. Earnings are based on the performance of investments available under the Compensation Deferral Plan, which are “notional” investments, including any interest and dividends paid on the investments.

The named executive officers, with the exception of Mr. Dutton, all participate in our non-qualified Compensation Deferral Plan. Under the Compensation Deferral Plan, participants are able to defer up to 85% of their ICP compensation, up to 50% of their base salary.
Deferrals and contributions to our Compensation Deferral Plan are credited with a rate of return based on the performance of various funds selected by the participants from indices which are designated by the Plan Administrator. An employee may prospectively change the funds for crediting rates of return at any time. The account balances of participants are credited with both their deferrals and our additions, as well as the rate of return on the funds selected by the participants for those amounts. Frozen Lump Sums and their earnings are held in notional investment accounts selected by the employee
Distributions of account balances from the Compensation Deferral Plan are generally made in January following retirement or other termination of employment or, if elected by the participant, upon a future date specified by the participant, except that Frozen Lump Sums and GrafTech allocations may not be distributed prior to age 50. Participants may also elect to have their account balances distributed upon a change in control of GrafTech. For purposes of the Compensation Deferral Plan, a change in control is generally defined in accordance with requirements of the American Jobs Creation Act of 2004 for amounts deferred as noted after December 31, 2004. For amounts accrued and vested as of December 31, 2004, the definition of a change in control is described under “Potential Payments on Termination or Change in Control.” The Compensation Deferral Plan is intended to comply with Section 409A of the Code governing deferred compensation arrangements except that amounts that were contributed to the Compensation Deferral Plan and fully vested by December 31, 2004, including all of the Frozen Lump Sums, are not subject to the restrictions of Section 409A. Amounts under the Compensation Deferral Plan are generally payable in a lump sum, although participants may elect to have their accounts payable in annual installments instead.
Director Compensation
Non-employee director Peter Gordon received no compensation from GrafTech for his services in 2016.
Non-employee director Denis Turcotte received $75,000 in meeting fees plus reimbursement for travel expenses and incidentals.
Director Committees
GrafTech no longer has a class of equity securities registered pursuant to Section 12 of the Exchange Act and, accordingly, is not required to have standing committees of the Board, including an audit committee, a nominating and governance committee or an executive compensation committee. Given that GrafTech is wholly-owned by Brookfield, there is no need for policies or procedures by which security holders may recommend nominees or otherwise communicate with the Board. The Board may periodically establish committees, in each case so that certain important matters can be addressed in greater depth than may be possible in a meeting of the entire Board. We also do not currently feel an audit committee or compensation committee is required at this time due to the small size of the Board of Directors and the fact that three of the four members of the Board are deemed to be independent under New York Stock Exchange rules. As such, we do not have an audit committee financial expert.
Compensation Plan Risk
We regularly assess the risks related to our compensation programs and policies, including our executive compensation programs, and analyze the checks and balances associated with such plans. We have implemented control to manage those risks that include:

•	balanced and competitive mix of salaries, benefits, and annual and long-term incentives aligned with our operational and strategic goals;

•	our Board’s guidance in developing our compensation arrangements, plans, programs and policies;

•	approval by our Board of significant compensation plans and programs; and

•
oversight by the Board of compensation plans and programs for management employees, including approval of incentive plan goals, review of actual performance against goals, and approval of award payouts.

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
The Board currently consists of four members. Mr. Dutton, who is a GrafTech employee, is not an independent director (within the meaning of the “independence” described above). Based on the criteria described above, each of the other members of the Board have been determined to be an independent director.
Due to their relationship with Brookfield, Messrs. Bloom, Gordon and Turcotte may be deemed to have an indirect interest in Brookfield’s investment in GrafTech and any payments made by GrafTech to Brookfield. Details of such transactions are described in the Company’s Current Reports on Form 8-K filed with the SEC on August 11, 2015 and August 18, 2015, which are incorporated by reference herein.
Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
Registered Independent Public Accounting Firm’s Fees
The following table sets forth fees paid or payable to Deloitte & Touche LLP, our independent registered public accounting firm appointed in October 1st, 2015. All of the services provided to us by Deloitte & Touche LLP were approved by the Audit Committee in accordance with this pre-approval policy and procedure.

	2015	2016

Audit Fees (a)	$1,694,684	$1,407,000
Tax Fees (b)	—	$101,947
Total	$1,694,684	$1,508,947
(a) The category of “Audit Fees” includes fees in connection with:
•audits of our annual consolidated financial statements;
•reviews of our quarterly financial statements; and
•statutory and regulatory audits of subsidiaries.
(b) The category of “Tax Fees” includes fees in connection with:
•Tax compliance and consulting services
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

GRAFTECH INTERNATIONAL LTD.

February 27, 2017	By:	/s/ Jeffrey C. Dutton
Jeffrey C. Dutton
	Title:	President and Chief Executive Officer

February 27, 2017	By:	/s/ Quinn J. Coburn
Quinn J. Coburn
	Title:	Vice President and Chief Financial Officer
KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Jeffrey C. Dutton and Quinn J. Coburn, and each of them individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, and hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jeffrey C. Dutton	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2017
Jeffrey C. Dutton
/s/ Quinn J. Coburn	Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2017
Quinn J. Coburn
/s/ J. Peter Gordon	Director	February 27, 2017
J. Peter Gordon
/s/ Denis A. Turcotte	Director	February 27, 2017
Denis A. Turcotte
/s/ Ron A. Bloom	Director	February 27, 2017
Ron A. Bloom