Form 10-Q
period 2017-03-31
GRAFTECH INTERNATIONAL LTD
filed 2017-04-27
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Emerging Growth Company ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a)of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of April 15, 2017, 100 shares of common stock, par value $.01 per share, were outstanding.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
Unuaudited

	As of December 31, 2016	As of March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$11,610	$18,481
Accounts and notes receivable, net of allowance for doubtful accounts of $326 as of December 31, 2016 and $365 as of March 31, 2017	80,568	74,659
Inventories	156,111	159,393
Prepaid expenses and other current assets	21,665	22,436
Current assets of discontinued operations	60,979	53,812
Total current assets	330,933	328,781
Property, plant and equipment	585,704	594,394
Less: accumulated depreciation	76,849	89,589
Net property, plant and equipment	508,855	504,805
Deferred income taxes	19,803	20,315
Goodwill	171,117	171,117
Other assets	141,568	138,609
Total assets	$1,172,276	$1,163,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,663	$44,718
Short-term debt	8,852	10,356
Accrued income and other taxes	5,256	5,909
Other accrued liabilities	30,594	33,717
Current liabilities of discontinued operations	20,042	17,316
Total current liabilities	112,407	112,016
Long-term debt	356,580	369,246
Other long-term obligations	82,148	81,168
Deferred income taxes	42,906	44,276
Long-term liabilities of discontinued operations	850	1,040
Contingencies – Note 9	—	—
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 225,000,000 shares authorized, 100 shares issued as of December 31, 2016 and March 31, 2017	—	—
Additional paid-in capital	854,337	854,337
Accumulated other comprehensive loss	(7,558)	(2,718)
Accumulated deficit	(269,394)	(295,738)
Total stockholders’ equity	577,385	555,881

Total liabilities and stockholders’ equity	$1,172,276	$1,163,627
 See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2017
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$95,576	$104,739
Cost of sales	97,014	102,357
Additions to lower of cost or market inventory reserve	11,537	1,297
Gross (loss) profit	(12,975)	1,085
Research and development	651	829
Selling and administrative expenses	13,794	11,683
Operating loss	(27,420)	(11,427)

Other expense (income), net	237	3,067
Interest expense	6,460	7,546
Interest income	(12)	(123)
Loss from continuing operations before provision for income taxes	(34,105)	(21,917)

(Benefit from) Provision for income taxes	(295)	361
Net loss from continuing operations	(33,810)	(22,278)

Loss from discontinued operations, net of tax *	(2,565)	(4,066)

Net loss	$(36,375)	$(26,344)

STATEMENTS OF COMPREHENSIVE LOSS
Net loss	$(36,375)	$(26,344)
Other comprehensive loss:
Foreign currency translation adjustments	12,504	4,840
Commodities and foreign currency derivatives and other	133	—
Other comprehensive income, net of tax:	12,637	4,840
Comprehensive loss	$(23,738)	$(21,504)

See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, unaudited)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2017
Cash flow from operating activities:
Net loss	$(36,375)	$(26,344)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation and amortization	19,458	17,309
Impairments	—	2,500
Change in inventory lower-of-cost-or-market reserve net of depreciation	9,962	(1,282)
Deferred income tax provision	(485)	(761)
Post-retirement and pension plan changes	1,046	739
Interest expense	1,576	1,686
Other charges, net	(750)	2,048
Net change in working capital*	16,523	8,646
Change in long-term assets and liabilities	(1,231)	(2,724)
Net cash provided by operating activities	9,724	1,817
Cash flow from investing activities:
Capital expenditures	(8,414)	(7,996)
Proceeds from the sale of assets	404	368
Other	(253)	—
Net cash used in investing activities	(8,263)	(7,628)
Cash flow from financing activities:
Short-term debt, net	5,001	(498)
Revolving Facility borrowings	19,000	13,000
Revolving Facility reductions	(23,000)	—
Principal payments on long-term debt	(34)	(36)
Net cash provided by financing activities	967	12,466
Net change in cash and cash equivalents	2,428	6,655
Effect of exchange rate changes on cash and cash equivalents	477	216
Cash and cash equivalents at beginning of period	6,927	11,610
Cash and cash equivalents at end of period	$9,832	$18,481
* Net change in working capital due to the following components:
Accounts and notes receivable, net	$14,249	$5,798
Inventories	4,871	2,718
Prepaid expenses and other current assets	(2,873)	(758)
Change in accounts payable and accruals	(4,586)	(3,927)
Increase in interest payable	4,862	4,815
Net change in working capital	$16,523	$8,646

See accompanying Notes to Condensed Consolidated Financial Statements

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Organization and Summary of Significant Accounting Policies
A. Organization
GrafTech International Ltd. (the "Company") is one of the world’s largest manufacturers and providers of high quality graphite electrodes and needle coke. References herein to “GTI,” “we,” “our,” or “us” refer collectively to GrafTech International Ltd. and its subsidiaries. On August 15, 2015, GrafTech became an indirect wholly owned subsidiary of Brookfield Asset Management Inc. through a tender offer to our former shareholders and subsequent merger transaction.
The Company's only reportable segment, Industrial Materials, is comprised of our two major product categories: graphite electrodes and needle coke products. Needle coke is the key raw material to producing graphite electrodes. The Industrial Materials business segment focuses on providing the highest quality graphite electrodes and providing the best customer service all while striving to be the lowest cost producer.
We previously operated an Engineered Solutions business segment which is currently held for sale. See Note 2 "Discontinued Operations and Assets Held for Sale" for further information. All results from the Engineered Solutions business have been excluded from continuing operations, unless otherwise indicated.
B. Basis of Presentation
The interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The December 31, 2016 financial position data included herein was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”) but does not include all disclosures required by GAAP in audited financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the accompanying notes, contained in the Annual Report.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715). This standard requires an entity to report the service cost component in the same line item as other compensation costs. The other components of net (benefit) cost will be required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this standard on its results of operations. The components of the net (benefit) cost are shown in Note 4, "Benefit Plans."

(2)	Discontinued Operations and Related Assets Held for Sale
On February 26, 2016, the Company announced that it had initiated a strategic review of its Engineered Solutions business segment to better direct its resources and simplify its operations. Any potential sale of assets was prohibited by the Revolving Facility without approval of the requisite lenders thereunder. On April 27, 2016, GrafTech and certain of its subsidiaries entered into an amendment to the Revolving Facility (see Note 6 "Debt and Liquidity") which, among other things, permits the sale of assets with the restriction that the proceeds be utilized to pay down revolver borrowings. As of June 30, 2016, the Engineered Solutions segment qualified for reporting as discontinued operations as its divestiture represents a strategic shift for the Company.
During the second quarter of 2016, we evaluated the fair value of the Engineered Solutions business segment utilizing the market approach (Level 3 measure). As a result, we incurred an impairment charge to our Engineered Solutions business segment of $105.6 million to align the carrying value with estimated fair value. The analysis was updated as of December 31, 2016, resulting in an additional impairment charge of $14.3 million. During the first quarter of 2017, we further reduced the estimated fair value by $2.5 million based upon current information. The current estimate reflects Management’s view of the manner in which the Engineered Solutions business will be divested, including  assumptions as to if and how it will be split, given the lines of business and asset groups that constitute the Engineered Solutions segment. Amongst other things, the split into groups influences the computation of the impairment charge. These assumptions and estimates are subject to change until divestiture is completed and may be adjusted in the quarter that the information becomes available.
On November 30, 2016, we completed the sale of our Fiber Materials Inc. business, which was a business line within our former Engineered Solutions business. The sale resulted in cash proceeds of $15.9 million and a loss of $0.2 million. We have the ability to realize up to $8.5 million of additional proceeds based on the earnings of the Fiber Materials business over the 24 months following the transaction. We have elected to record this contingent consideration as it is realized and as such it is not recognized thus far on the transaction.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the results of the Engineered Solutions business segment, reclassified as discontinued operations for the three months ended March 31, 2016 and 2017.

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2017

Net sales	$29,089	$31,765
Cost of sales	25,985	28,412
Gross profit	3,104	3,353
Research and development	878	570
Selling and administrative expenses	4,455	3,693
Impairment	—	2,500
Operating loss	(2,229)	(3,410)
Other expense	9	32
Interest expense	719	607
Loss from discontinued operations before income taxes	(2,957)	(4,049)
Provision for (benefit from) income taxes on discontinued operations	392	(17)
Loss from discontinued operations	$(2,565)	$(4,066)

The significant components of our Statements of Cash Flows for the Engineered Solutions business segment held for sale are as follows:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2017

Depreciation and amortization	$1,947	$1,768
Impairment	—	2,500
Deferred income taxes	(393)	17
Capital expenditures	715	228

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the carrying value of the assets and liabilities of discontinued operations as of December 31, 2016 and March 31, 2017.

	As of December 31, 2016	As of March 31, 2017
	(dollars in thousands)
Assets of discontinued operations:
Accounts receivable	$17,094	$18,899
Inventories	71,816	66,209
Prepaid expenses and other current assets	320	548
Net property plant and equipment	79,048	78,699
Other assets	12,608	11,864
Total assets of discontinued operations prior to impairment	180,886	176,219

Impairment	(119,907)	(122,407)

Total assets of discontinued operations	$60,979	$53,812

Liabilities of discontinued operations:
Accounts payable	$7,253	$7,316
Accrued income and other taxes	2,326	1,834
Other accrued liabilities	10,463	8,166
Total current liabilities of discontinued operations	20,042	17,316

Other long-term obligations	850	1,040

Total liabilities of discontinued operations	$20,892	$18,356

(3)	Segment Reporting

We previously operated two reportable business segments, Industrial Materials and Engineered Solutions. During 2016 the Company decided to sell the businesses that comprised our Engineered Solutions segment to focus our Industrial Materials segment. During the second quarter of 2016 the Engineered Solutions segment qualified as held for sale status and as such the related results have been excluded from continuing operations. See Note 2 "Discontinued Operations and Assets Held for Sale" for significant components of the results of our Engineered Solutions segment.
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information concerning our reportable segment is as follows:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2017
	(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$95,576	$104,739

Operating (loss) income:
Industrial Materials	(20,247)	(6,398)
Corporate, R&D and Other expenses	(7,173)	(5,029)
Total operating loss	$(27,420)	$(11,427)

Reconciliation of segment operating loss to loss before provision for income taxes
Other expense (income), net	$237	$3,067
Interest expense	6,460	7,546
Interest income	(12)	(123)
Loss from continuing operations before provision for income taxes	$(34,105)	$(21,917)

(4)	Benefit Plans
The components of our consolidated net pension costs are set forth in the following table:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2017
	(Dollars in thousands)
Service cost	$508	$496
Interest cost	1,498	1,385
Expected return on plan assets	(1,310)	(1,389)
Net cost	$696	$492
The components of our consolidated net postretirement costs are set forth in the following table:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2017
	(Dollars in thousands)
Service cost	$1	$1
Interest cost	272	241
Net cost	$273	$242

(5)	Goodwill and Other Intangible Assets
We are required to review goodwill and indefinite-lived intangible assets annually for impairment. Goodwill impairment is tested at the reporting unit level (for example, graphite electrodes, needle coke, etc.) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The following tables represents the changes in the carrying value of goodwill and intangibles during three months ended March 31, 2017:

Goodwill
Balance as of December 31, 2016	$171,117
Adjustments	—
Balance as of March 31, 2017	$171,117

Intangible Assets
	As of December 31, 2016			As of March 31, 2017
	Gross Carrying Amount	Accumulated Amortization & Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization & Impairment	Net Carrying Amount
	(Dollars in Thousands)
Trade name	$22,500	$(3,235)	$19,265	$22,500	$(3,811)	$18,689
Technological know-how	55,300	(10,397)	44,903	55,300	(12,173)	43,127
Customer –related intangible	64,500	(6,177)	58,323	64,500	(7,295)	57,205
Total finite-lived intangible assets	$142,300	$(19,809)	$122,491	$142,300	$(23,279)	$119,021
Amortization expense of acquired intangible assets was $3.5 million in the three months ended March 31, 2016 and 2017. Estimated amortization expense will approximate $10.1 million in the remainder of 2017, $12.9 million in 2018, $12.2 million in 2019, $11.4 million in 2020 and $10.7 million in 2021.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	Debt and Liquidity
The following table presents our long-term debt:

	As of December 31, 2016	As of March 31, 2017
	(Dollars in thousands)
Credit Facility (Revolving Facility and Term Loan Facility)	$90,731	$103,331
Senior Notes	274,132	275,732
Other Debt	569	539
Total Debt	365,432	379,602
Less: Short-term Debt	(8,852)	(10,356)
Long-term Debt	$356,580	$369,246
The fair value of debt, which was determined using Level 2 inputs, was $356.5 million versus a book value of $379.6 million as of March 31, 2017. As a result of our acquisition by Brookfield and the resulting purchase price accounting adjustments, our Senior Notes were adjusted to their fair market value as of August 15, 2015. The discount to fair value will be accreted over the remaining term of the Notes.
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
On July 28, 2015, GrafTech and certain of its subsidiaries entered into an amendment to the Amended and Restated Credit Agreement to change the terms regarding the occurrence of a default upon a change in control (which is defined thereunder to include the acquisition by any person of more than 25 percent of GrafTech’s outstanding shares) to exclude the acquisition of shares by Brookfield.  In addition, effective upon such acquisition, the financial covenants were eased, resulting in increased availability under the Revolving Facility. The size of the Revolving Facility was also reduced from $400 million to $375 million. The size of the Term Loan Facility remained at $40 million.
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
With this amendment, the Company has full access to the $225 million Revolving Facility, subject to the $25 million minimum liquidity requirement. As of March 31, 2017, the Company had $73.8 million of borrowings on the Revolving Facility and $13.8 million of letters of credit drawn against the Revolving Facility.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The $40 million Term Loan Facility was fully drawn on August 11, 2015, in connection with the repayment of the Senior Subordinated Notes. The balance of the Term Loan Facility was $29.5 million as of March 31, 2017.
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

The indenture for the Senior Notes states that if, prior to maturity, a change in control (as defined in the indenture) of the Company occurs and thereafter certain downgrades of the ratings of the Senior Notes as specified in the indenture occur, the Company will be required to offer to repurchase any or all of the Senior Notes at a repurchase price equal to 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest. On August 17, 2015, a change in control occurred due to the Merger. However, the downgrade of the ratings of the Senior Notes, as specified in the indenture, did not occur. Therefore, the Company was not required to offer to repurchase the Senior Notes as a result of the Merger.

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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)	Inventories
Inventories are comprised of the following:

	As of December 31, 2016	As of March 31, 2017
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$54,469	$51,037
Work in process	52,379	60,979
Finished goods	49,263	47,377
Total	$156,111	$159,393
Due to decreased pricing in our graphite electrode product line, we recorded a lower of cost or market inventory adjustment of $11.5 million and $1.3 million in the three months ended March 31, 2016 and March 31, 2017, respectively.
(8) Interest Expense
The following tables present the components of interest expense:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2017
	(Dollars in thousands)
Interest incurred on debt	$4,897	$5,870
Accretion of fair value adjustment on Senior Notes	1,563	1,599
Amortization of debt issuance costs	—	77
Total interest expense	$6,460	$7,546
Interest Rates
The Revolving Facility and Term Loan Facility had an effective interest rate of 5.52% and 5.74% as of December 31, 2016 and March 31, 2017, respectively. The Senior Notes have a fixed interest rate of 6.375%.

(9)	Contingencies
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
Litigation has been pending in Brazil brought by employees seeking to recover additional amounts under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil), plus interest thereon. Prior to October 1, 2015, we were not party to such litigation. Companies in Brazil have recently settled claims arising out of these provisions and, in May 2015, the litigation was remanded, in favor of the employees, by the Brazil Supreme Court to the lower courts for further proceedings which included procedural aspects of the case, such as admissibility of instruments filed by the parties. We cannot predict the outcome of such litigation. On October 1, 2015, an action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. In the 1st quarter 2017, this case

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

was ruled in favor of the employees at the state court level. The Company intends to appeal and to continue vigorously defending against it.
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the three months ended March 31, 2017, are presented below:

(Dollars in thousands)
Balance as of December 31, 2016	$969
Accruals and Payments	(394)
Balance as of March 31, 2017	$575

(10)	Income Taxes
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
The following tables summarize the provision for income taxes for the three months ended March 31, 2016 and March 31, 2017:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2017

Tax (benefit) expense	$(295)	$361
Pretax loss	(34,105)	(21,917)
Effective tax rates	0.9%	(1.6)%

For the three months ended March 31, 2016 and 2017 the effective tax rate differs from the U.S. statutory rate of 35% primarily due to recent losses in the U.S. and Switzerland where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries tax at different rates. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.
As of March 31, 2017, we had unrecognized tax benefits of $3.3 million, $3.0 million of which, if recognized, would have a favorable impact on our effective tax rate.
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

(11)	Derivative Instruments
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
Certain of our derivative contracts contain provisions that require us to provide collateral. Since the counterparties to these financial instruments are large commercial banks and similar financial institutions, we do not believe that we are exposed to material counterparty credit risk. We do not anticipate nonperformance by any of the counter-parties to our instruments. Our derivative risk management strategy has not resulted in a material impact to our financial results in 2016 or 2017. Our derivative assets and liabilities are included within "Prepaid expenses and other current assets" and "Other current liabilities" on the Condensed Consolidated Balance Sheets and effects of these derivatives are recorded in revenue, cost of goods sold and other expense (income) on the Condensed Consolidated Statements of Operations.
Foreign currency derivatives
We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures such as foreign currency denominated debt, sales, receivables, payables, and purchases. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. There was no ineffectiveness on these contracts designated as hedging instruments during the three months ended March 31, 2016 and 2017, respectively.
In 2016 and 2017, we entered into foreign currency derivatives denominated in the Mexican peso, South African rand, Brazilian real, euro and Japanese yen. These derivatives were entered into to protect the risk that the eventual cash flows resulting from commercial and business transactions may be adversely affected by changes in exchange rates between the U.S. dollar and the Mexican peso, euro and Japanese yen. As of March 31, 2017, we had outstanding Mexican peso, euro, and Japanese yen currency contracts with an aggregate notional amount of $17.6 million. The foreign currency derivatives outstanding as of March 31, 2017, have maturities through April 30, 2017.
Commodity derivative contracts
We periodically enter into derivative contracts for certain refined oil products and natural gas. These contracts are entered into to protect against the risk that eventual cash flows related to these products may be adversely affected by future changes in prices. As of March 31, 2017, we had no outstanding derivative swap contracts for refined oil products or natural gas.
Net Investment Hedges
We use certain intercompany debt to hedge a portion of our net investment in our foreign operations against currency exposure (net investment hedge). Intercompany debt denominated in foreign currency and designated as a non-derivative net investment hedging instrument was $13.3 million and $14.1 million as of December 31, 2016 and March 31, 2017, respectively. Within the currency translation adjustment portion of other comprehensive income, we recorded a loss of $0.6 million for the three months ended March 31, 2016, and we incurred $0.8 million loss in three months ended March 31, 2017, resulting from these net investment hedges.

(12)	Guarantor Information

On November 20, 2012, GrafTech International Ltd. (the “Parent”) issued $300 million aggregate principal amount of Senior Notes. The Senior Notes mature on November 15, 2020 and bear interest at a rate of 6.375% per year, payable semi-annually in arrears on May 15 and November 15 of each year. The Senior Notes are guaranteed on a senior basis by the following wholly-owned direct and indirect subsidiaries of the Parent: GrafTech Finance Inc.,

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

GrafTech Holdings Inc., GrafTech USA LLC, Seadrift Coke LLP, GrafTech Global Enterprises Inc., GrafTech International Holdings Inc., GrafTech DE LLC, GrafTech Seadrift Holding Corp, GrafTech International Trading Inc., GrafTech Technology LLC, GrafTech NY Inc., and Graphite Electrode Network LLC.
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
    The following tables set forth condensed consolidating balance sheets as of December 31, 2016 and March 31, 2017, and condensed consolidating statements of operations and comprehensive income and condensed consolidating statements of cashflows for the three months ended March 31, 2016 and 2017.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2016
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$636	$10,974	$—	$11,610
Accounts receivable - affiliates	51,592	3,624	19,643	(74,859)	—
Accounts receivable - trade	—	7,518	73,050	—	80,568
Inventories	—	44,563	111,548	—	156,111
Prepaid and other current assets	1,350	4,853	15,462	—	21,665
Current assets of discontinued operations	—	51,160	14,296	(4,477)	60,979
Total current assets	52,942	112,354	244,973	(79,336)	330,933

Investment in affiliates	844,379	601,597	—	(1,445,976)	—
Property, plant and equipment	—	191,503	317,352	—	508,855
Deferred income taxes	—	—	19,803	—	19,803
Goodwill	—	70,399	100,718	—	171,117
Notes receivable - affiliate	—	49,003	—	(49,003)	—
Other assets	—	70,767	70,801	—	141,568
Long-term assets of discontinued operations	—	—	—	—	—
Total Assets	$897,321	$1,095,623	$753,647	$(1,574,315)	$1,172,276

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - affiliate	$806	$71,243	$2,810	$(74,859)	$—
Accounts payable - trade	964	8,033	38,666	—	47,663
Short-term debt	—	3,062	5,790	—	8,852
Accrued income and other taxes	—	2,095	3,161	—	5,256
Other accrued liabilities	2,444	12,205	15,945	—	30,594
Short-term liabilities of discontinued operations	—	20,381	4,138	(4,477)	20,042
Total current liabilities	4,214	117,019	70,510	(79,336)	112,407

Long-term debt - affiliate	41,590	—	7,413	(49,003)	—
Long-term debt - third party	274,132	81,695	753	—	356,580
Other long-term obligations	—	50,943	31,205	—	82,148
Deferred income taxes	—	909	41,997	—	42,906
Long-term liabilities of discontinued operations	—	678	172	—	850
Stockholders' equity	577,385	844,379	601,597	(1,445,976)	577,385
Total Liabilities and Stockholders' Equity	$897,321	$1,095,623	$753,647	$(1,574,315)	$1,172,276

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of March 31, 2017
(in thousands)
					Consolidating
			Non-		Entries and
	Parent	Guarantors	Guarantors		Eliminations		Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$663	$17,818		$—		$18,481
Accounts receivable - affiliates	51,592	10,104	17,484		(79,180)		—
Accounts receivable - trade	—	6,775	67,884		—		74,659
Inventories	—	44,198	115,195				159,393
Prepaid and other current assets	1,440	4,260	16,736		—		22,436
Current assets of discontinued operations	—	43,380	13,579		(3,147)		53,812
Total current assets	53,032	109,380	248,696		(82,327)		328,781

Investment in affiliates	829,921	596,259	—		(1,426,180)		—
Property, plant and equipment	—	187,936	316,869		—		504,805
Deferred income taxes	—	—	20,315		—		20,315
Goodwill	—	70,399	100,718		—		171,117
Notes receivable - affiliate		49,380	—		(49,380)		—
Other assets	—	67,706	70,903		—		138,609
Total Assets	$882,953	$1,081,060	$757,501		$(1,557,887)		$1,163,627

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - affiliate	$1,184	$68,734	$9,262		$(79,180)		$—
Accounts payable - trade	964	8,372	35,382		—		44,718
Short-term debt	—	4,362	5,994		—		10,356
Accrued income and other taxes	—	1,097	4,812		—		5,909
Other accrued liabilities	7,225	8,930	17,562		—		33,717
Liabilities of discontinued operations	—	16,137	4,326		(3,147)		17,316
Total current liabilities	9,373	107,632	77,338		(82,327)		112,016

Long-term debt - affiliate	41,967	—	7,413		(49,380)		—
Long-term debt - third party	275,732	92,737	777		—		369,246
Other long-term obligations	—	48,869	32,299		—		81,168
Deferred income taxes	—	1,037	43,239		—		44,276
Long-term liabilities of discontinued operations	—	864	176	—	—	—	1,040
Stockholders' equity	555,881	829,921	596,259		(1,426,180)		555,881
Total Liabilities and Stockholders' Equity	$882,953	$1,081,060	$757,501		$(1,557,887)		$1,163,627

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2016
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$40,899	$19,643	$(60,542)		$—
Sales - third party	—	20,820	74,756	—		95,576
Net sales	—	61,719	94,399	(60,542)		95,576
Cost of sales	—	61,602	95,954	(60,542)		97,014
Additions to lower cost or market inventory reserve	—	2,073	9,464	—		11,537
Gross profit (loss)	—	(1,956)	(11,019)	—		(12,975)

Research and development	—	651	—	—		651
Selling and administrative expenses	—	6,074	7,720	—		13,794
Operating (loss) income	—	(8,681)	(18,739)	—		(27,420)

Other expense (income), net	6	270	(39)	—		237
Interest expense - affiliate	198	—	—	(198)		—
Interest expense - third party	6,344	41	75	—		6,460
Interest income - affiliate	—	(198)	—	198		—
Interest income - third party	—	—	(12)	—		(12)
Income (Loss) from continuing operations before provision for income taxes	(6,548)	(8,794)	(18,763)	—	`	(34,105)

Provision for income taxes	—	17	(312)	—		(295)
Equity in loss from continuing operations of subsidiary	(27,262)	(18,451)	—	45,713		—
Net loss from continuing operations	(33,810)	(27,262)	(18,451)	45,713		(33,810)

Loss from discontinued operations, net of tax	—	(1,578)	(987)	—		(2,565)
Equity in loss from discontinued operations of subsidiary	(2,565)	(987)	—	3,552		—
Net loss from discontinued operations	(2,565)	(2,565)	(987)	3,552		(2,565)

Net loss	$(36,375)	$(29,827)	$(19,438)	$49,265		$(36,375)

Statements of Comprehensive Income (Loss)

Net loss	$(36,375)	$(29,827)	$(19,438)	$49,265		$(36,375)
Other comprehensive income	12,637	12,637	12,637	(25,274)		12,637
Comprehensive loss	$(23,738)	$(17,190)	$(6,801)	$23,991		$(23,738)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2017
(in thousands)

				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$25,344	$12,085	$(37,429)		$—
Sales - third party	—	21,881	82,858	—		104,739
Net sales	—	47,225	94,943	(37,429)		104,739
Cost of sales	—	46,470	93,316	(37,429)		102,357
Additions to lower of cost or market inventory reserve	—	725	572	—		1,297
Gross profit	—	30	1,055	—		1,085

Research and development	—	829	—	—		829
Selling and administrative expenses	—	3,299	8,384	—		11,683
Operating (loss)	—	(4,098)	(7,329)	—		(11,427)

Other expense (income), net	7	215	2,845	—		3,067
Interest expense - affiliate	659	—	—	(659)		—
Interest expense - third party	6,380	1,052	114	—		7,546
Interest income - affiliate	—	(659)	—	659		—
Interest income - third party	—	—	(123)	—		(123)
Loss from continuing operations before provision for income taxes	(7,046)	(4,706)	(10,165)	—	`	(21,917)

Provision for income taxes	—	131	230	—		361
Equity in loss from continuing operations of subsidiary	(15,232)	(10,395)	—	25,627		—
Net loss from continuing operations	(22,278)	(15,232)	(10,395)	25,627		(22,278)

(Loss) income from discontinued operations, net of tax	—	(4,142)	76	—		(4,066)
Equity in (loss) income from discontinued operations of subsidiary	(4,066)	76	—	3,990		—
Net (loss) income from discontinued operations	(4,066)	(4,066)	76	3,990		(4,066)

Net loss	$(26,344)	$(19,298)	$(10,319)	$29,617		$(26,344)

Statements of Comprehensive Income (Loss)

Net loss	$(26,344)	$(19,298)	$(10,319)	$29,617		$(26,344)
Other comprehensive income	4,840	4,840	4,840	(9,680)		4,840
Comprehensive loss	$(21,504)	$(14,458)	$(5,479)	$19,937		$(21,504)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2016
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities:	$(6)	$8,007	$1,723	$—	$9,724

Cash flow from investing activities:
(Loans to) repayments from affiliates	—	(6)	—	6	—
Capital expenditures	—	(3,828)	(4,586)	—	(8,414)
Other	—	—	(253)	—	(253)
Proceeds from sale of fixed assets	—	391	13	—	404
Net cash (used in) provided by investing activities	—	(3,443)	(4,826)	6	(8,263)

Cash flow from financing activities:
Loans from (Repayments to) affiliates	6	—	—	(6)	—
Short-term debt, net	—	1	5,000	—	5,001
Revolving Facility borrowings	—	19,000	—	—	19,000
Revolving Facility reductions	—	(23,000)	—	—	(23,000)
Principal payments on long term debt	—	(34)	—	—	(34)
Net cash provided by (used in) financing activities	6	(4,033)	5,000	(6)	967

Net change in cash and cash equivalents	—	531	1,897	—	2,428
Effect of exchange rate changes on cash and cash equivalents	—	—	477	—	477
Cash and cash equivalents at beginning of period	—	646	6,281	—	6,927
Cash and cash equivalents at end of period	$—	$1,177	$8,655	$—	$9,832

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities:	$(96)	$(11,077)	$12,990	$—	$1,817

Cash flow from investing activities:
Loans to affiliates	—	(96)	—	96	—
Capital expenditures	—	(1,069)	(6,927)	—	(7,996)
Proceeds from sale of assets	—	4	364	—	368
Net cash (used in) provided by investing activities	—	(1,161)	(6,563)	96	(7,628)

Cash flow from financing activities:
Loans from affiliates	96	—	—	(96)	—
Short-term debt, net	—	(699)	201	—	(498)
Revolving Facility borrowings	—	13,000	—	—	13,000
Principal payments on long term debt	—	(36)	—	—	(36)
Net cash provided by (used in) financing activities	96	12,265	201	(96)	12,466

Net change in cash and cash equivalents	—	27	6,628	—	6,655
Effect of exchange rate changes on cash and cash equivalents	—	—	216	—	216
Cash and cash equivalents at beginning of period	—	636	10,974	—	11,610
Cash and cash equivalents at end of period	$—	$663	$17,818	$—	$18,481

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
For a more complete discussion of these and other factors, see “Risk Factors,” in Part I, Item 1A of our 2016 Annual Report on Form 10-K.

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
In its April, 2017 report, the International Monetary Fund (IMF) increased its estimated global growth rate to 3.5 percent in 2017 from its January update of 3.4 percent. The IMF noted that although the changes are small, "there have been meaningful changes to country groups and individual countries". The IMF is predicting stronger rebound in advanced economies led by the United States. Emerging markets expeced growth was revised downward slightly as weaker-than-expected growth in some larger countries more than offset growth in the overall group. The IMF noted however that there is still downside risks due to uncertainty around fiscal policies.
In its short range outlook released on April 21, 2017, the World Steel Association (WSA) forecasts that global steel demand will increase by 1.3% in 2017 to 1,535 million tons. This estimate is higher than the 1,510 million tons that WSA forecasted in October for 2017. WSA noted that "in 2017 and 2018 we will see a cyclical upturn in steel demand with a continuing recovery in the developed economies and an accelerating growth momentum in the emerging and developing economies." WSA estimates steel demand in developed countries will increase by 0.7% in 2017 and 1.2% in 2018. Estimated growth in emerging and developing countries excluding China is 4.0% in 2017 and 4.9% in 2018. Offsetting these increases is an estimated zero growth 2017 for Chinese steel demand followed by a decline in demand of 2% in 2018.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

The Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2017
The tables presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our MD&A, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

(in thousands)	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2017
Net sales	$95,576	$104,739
Cost of sales	97,014	102,357
Additions to lower of cost or market inventory reserve	11,537	1,297
Gross profit (loss)	(12,975)	1,085
Research and development	651	829
Selling and administrative expenses	13,794	11,683
Operating loss	(27,420)	(11,427)
Other expense (income), net	237	3,067
Interest expense	6,460	7,546
Interest income	(12)	(123)
Loss from continuing operations before provision for income taxes	(34,105)	(21,917)
Provision for (benefit from) income taxes	(295)	361
Net loss from continuing operations	(33,810)	(22,278)
Loss from discontinued operations, net of tax	(2,565)	(4,066)
Net loss	$(36,375)	$(26,344)
Net sales. Net sales for our Industrial Materials segment increased from $95.6 million in the three months ended March 31, 2016 to $104.7 million in the three months ended March 31, 2017. The increase was driven by a 27% increase in sales volume of graphite electrodes in the first three months of 2017 as compared to the same period of 2016. This increase was partially offset by a 17% decrease in the weighted average sales price of graphite electrodes.
Cost of sales. Cost of sales increased from $97.0 million in the three months ended March 31, 2016 to $102.4 million in the three months ended March 31, 2017. This increase was driven primarily by increased sales volumes discussed above which increased costs by $18.7 million. This increase was partially offset by improved cost structure at our graphite electrode and needle coke production facilities, and lower cost of raw materials.
Lower of cost or market inventory adjustment. We incurred a lower of cost or market adjustment of $11.5 million in the three months ended March 31, 2016 and $1.3 million in the three months ended March 31, 2017 for certain product lines within our graphite electrode business. The decrease is attributable to the reduction in product costs and associated improvement on product margins in the three months ended March 31, 2017 as compared to the same period of 2016.
Selling and general administrative. Selling and general administrative expenses decreased from $13.8 million in the three months ended March 31, 2016 compared to $11.7 million in the three months ended March 31, 2017 driven primarily by continued cost reduction efforts.
Other (Income) Expense. Other expense increased from $0.2 million in the three months ended March 31, 2016, to $3.1 million in the three months ended March 31, 2017 due to negative foreign currency impacts on non-operating assets and liabilities.
Interest Expense. Interest expense increased from $6.5 million in the three months ended March 31, 2016 to $7.5 million in the three months ended March 31, 2017 primarily due to increased borrowing costs on our Revolving Credit Faciltiy.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Loss from Discontinued Operations. Results from our discontinued operations represented a loss of $2.6 million in the three months ended March 31, 2016 and a loss of $4.1 million in the three months ended March 31, 2017. The increase in loss was primarily due to a $2.5 million impairment charge to align the carrying value of assets held for sale to their estimated fair value.
Segment operating income (loss). The results discussed above are reflected in our operating income (loss) by segment as follows:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2017

Industrial Materials	$(20,247)	$(6,398)
Corporate, R&D and Other Expenses	(7,173)	(5,029)
Total operating loss	$(27,420)	$(11,427)
 Provision for income taxes. The following table summarizes the expense/(benefit) for income taxes:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2017

Tax expense (benefit)	$(295)	$361
Pretax loss	(34,105)	(21,917)
Effective tax rates	0.9%	(1.6)%
For the three months ended March 31, 2017 and 2016, the effective tax rate differs from the U.S. statutory rate of 35% primarily due to recent losses in the U.S. and Switzerland where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries tax at different rates. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.
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
For net sales of Industrial Materials, the impact of changes in the average exchange rates of other currencies against the U.S. dollar for the three months ended March 31, 2017 was an decrease of $0.5 million compared to the same period of 2016. The impact of the exchange rate changes on cost of sales of Industrial Materials for the three months ended March 31, 2017 was a decrease of $2.2 million compared to the same period of 2016.
As part of our cash management, we also have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Operations.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

The remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities resulted in a loss of $0.8 million in the three months ended March 31, 2016 compared to a loss of $0.3 million in the three months ended March 31, 2017.
We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by currency exchange rate changes, as described under “Part I, Item 3–Quantitative and Qualitative Disclosures about Market Risk”.
 Liquidity and Capital Resources
We believe that we have adequate liquidity to meet our needs. As of March 31, 2017, we had cash and cash equivalents of $18.5 million, long-term debt of $369.2 million, short-term debt of $10.4 million and stockholder’s equity of $556 million.
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
With this amendment, the Company has full access to the $225 million Revolving Facility, subject to the $25 million minimum liquidity requirement. As of March 31, 2017, the Company had $73.8 million of borrowings on the Revolving Facility and $13.8 million of letters of credit drawn against the Revolving Facility. In addition to the Revolving Facility, the Company has $29.5 million outstanding on its Term Loan Facility.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

As of December 31, 2016 and March 31, 2017, approximately 75% and 73% our debt, respectfully, consisted of fixed rate or zero interest rate obligations.
Cash Flow and Plans to Manage Liquidity. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of capital expenditures, acquisitions and other factors.
The Company has access to a $225 million Revolving Facility (subject to a $25 million minimum liquidity requirement). As of March 31, 2017, the Company had $73.8 million of borrowings and $13.8 million of letters of credit, for a total of $87.6 million drawn against the Revolving Facility.
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
In the event that operating cash flows fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our Revolving Facility, to the extent available. We are currently marketing our Engineered Solutions businesses that could result in the sale of one or more of such businesses. Cash proceeds from such sales would be used to repay borrowings outstanding under the Term Loan Facility and Revolving Facility. We cannot assure you that we will, or will be able to, consummate any such sales on acceptable terms or at all or as to the price, terms or conditions of any such sales.
As of March 31, 2017, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable.
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
We had positive cash flow from operating activities during 2013, 2014, 2015, 2016 and through March 31, 2017. Although the global economic environment experienced significant swings in these periods, our working capital management and cost-control initiatives allowed us to remain operating cash flow positive in both times of declining and improving operating results.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Cash Flows.
The following table summarizes our cash flow activities:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2017
	in millions
Cash flow provided by (used in):
Operating activities	$9.7	$1.8
Investing activities	$(8.3)	$(7.6)
Financing activities	$1.0	$12.5
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
During the three months ended March 31, 2016, changes in working capital resulted in a net source of funds of $16.5 million which was impacted by:

•	net cash inflows in accounts receivable of $14.2 million from the decrease in accounts receivable due to the collection of customer sales;

•	net cash inflows from decreases in accounts payable and accruals of $4.9 million, due primarily to changes in tax accruals and payables; and

•	net cash outflows from increased prepaid expense of $2.9 million due to value added tax payments.

•	net cash inflows due to increased interest payable of $4.9 million primarily resulting from our Senior Notes.
During the three months ended March 31, 2017, changes in working capital resulted in a net source of funds of $8.6 million which was impacted by:

•	net cash inflows in accounts receivable of $5.8 million from the decrease in accounts receivable due to the collection of customer sales;

•	net cash inflows from decreases in inventory of $2.7 million, due primarily to inventory management initiatives;

•	cash inflows resulting from increased interest payable of $4.8 million primarily resulting from our Senior Notes;

•	net cash outflows from increased prepaid expense of $0.8 million due to advanced payments;

•	net cash outflows due to decrease in accounts payable and accruals of $3.9 million primarily resulting from timing of payments.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Other uses of cash in the three months ended March 31, 2017 included contributions to pension and other benefit plans of $2.8 million.
Investing Activities
Net cash used in investing activities was $8.3 million during the three months ended March 31, 2016 and included capital expenditures of $8.4 million.
Net cash used in investing activities was $7.6 million during the three months ended March 31, 2017 and included capital expenditures of $8.0 million and proceeds from the sale of fixed assets of $0.4 million.
 Financing Activities
Net cash inflow from financing activities was $1.0 million during the three months ended March 31, 2016, resulting from net borrowings under our Revolving Facility.
Net cash inflow from financing activities was $12.5 million during the three months ended March 31, 2017, resulting from net borrowings under our Revolving Facility.
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
Description of Our Financing Structure
We discuss our financing structure in more detail in Note 6, “Debt and Liquidity” of the Notes to Consolidated Financial Statements.

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
The outstanding foreign currency derivatives as of December 31, 2016 represented a net unrealized loss of $0.2 million. There were no net unrealized gains or losses as of March 31, 2017.
Energy Commodity Management. We periodically enter into commodity derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas and refined oil product exposure. We had no outstanding commodity derivative contracts as of March 31, 2017.
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
Sensitivity Analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our foreign currency derivatives and our commodity derivatives. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of March 31, 2017, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a corresponding decrease of $1.8 million or a corresponding increase of $1.8 million, respectively, in the fair value of the foreign currency hedge portfolio. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
We had no interest rate derivative instruments outstanding as of March 31, 2017. A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $0.3 million for the three months ended March 31, 2017.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective at the reasonable assurance level as of March 31, 2017.
Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2017 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information.
Not Applicable

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 6. Exhibits
The exhibits listed in the following table have been filed as part of this Report.

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Jeffrey C. Dutton, President and Chief Executive Officer (Principal Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Quinn J Coburn, Vice President and Chief Financial Officer (Principal Financial Officer).

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jeffrey C. Dutton, President and Chief Executive Officer (Principal Executive Officer).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Quinn J Coburn, Vice President and Chief Financial Officer (Principal Financial Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	April 27, 2017	By:	/s/ Quinn J Coburn
Quinn J Coburn
Vice President and Chief Financial Officer (Principal Financial Officer)