Form 10-Q
period 2017-06-30
GRAFTECH INTERNATIONAL LTD
filed 2017-08-02
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to

Commission file number: 1-13888

GRAFTECH INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Delaware	27-2496053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

982 Keynote Circle	44131
Brooklyn Heights, OH	(Zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a)of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of July 14, 2017, 100 shares of common stock, par value $.01 per share, were outstanding.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
Unuaudited

	As of December 31, 2016	As of June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$11,610	$11,930
Accounts and notes receivable, net of allowance for doubtful accounts of $326 as of December 31, 2016 and $367 as of June 30, 2017	80,568	81,997
Inventories	156,111	164,424
Prepaid expenses and other current assets	21,665	24,345
Current assets of discontinued operations	60,979	42,616
Total current assets	330,933	325,312
Property, plant and equipment	585,704	610,939
Less: accumulated depreciation	76,849	104,191
Net property, plant and equipment	508,855	506,748
Deferred income taxes	19,803	19,340
Goodwill	171,117	171,117
Other assets	141,568	126,756
Total assets	$1,172,276	$1,149,273
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,663	$47,253
Short-term debt	8,852	8,007
Accrued income and other taxes	5,256	7,539
Other accrued liabilities	30,594	27,279
Current liabilities of discontinued operations	20,042	16,168
Total current liabilities	112,407	106,246
Long-term debt	356,580	367,956
Other long-term obligations	82,148	81,140
Deferred income taxes	42,906	45,707
Long-term liabilities of discontinued operations	850	971
Contingencies – Note 9	—	—
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 225,000,000 shares authorized, 100 shares issued as of December 31, 2016 and June 30, 2017	—	—
Additional paid-in capital	854,337	854,337
Accumulated other comprehensive (loss) income	(7,558)	6,037
Accumulated deficit	(269,394)	(313,121)
Total stockholders’ equity	577,385	547,253

Total liabilities and stockholders’ equity	$1,172,276	$1,149,273
See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2017	2016	2017
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$115,365	$116,314	$210,941	$221,053
Cost of sales	120,266	106,423	217,696	208,780
Additions to lower of cost or market inventory reserve	3,504	212	14,625	1,509
Gross (loss) profit	(8,405)	9,679	(21,380)	10,764
Research and development	786	943	1,438	1,772
Selling and administrative expenses	13,423	12,195	27,215	23,878
Operating loss	(22,614)	(3,459)	(50,033)	(14,886)

Other expense (income), net	(1,198)	1,186	(960)	4,253
Interest expense	6,436	7,902	12,896	15,448
Interest income	—	(139)	(12)	(262)
Loss from continuing operations before provision for income taxes	(27,852)	(12,408)	(61,957)	(34,325)

(Benefit from) Provision for income taxes	(5,591)	925	(5,886)	1,286
Net loss from continuing operations	(22,261)	(13,333)	(56,071)	(35,611)

Loss from discontinued operations, net of tax	(106,138)	(4,050)	(108,702)	(8,116)

Net loss	$(128,399)	$(17,383)	$(164,773)	$(43,727)

STATEMENTS OF COMPREHENSIVE LOSS
Net loss	$(128,399)	$(17,383)	$(164,773)	$(43,727)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(830)	8,755	11,674	13,595
Commodities and foreign currency derivatives and other	(106)	—	27	—
Other comprehensive (loss) income, net of tax:	(936)	8,755	11,701	13,595
Comprehensive loss	$(129,335)	$(8,628)	$(153,072)	$(30,132)

See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, unaudited)

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2017
Cash flow from operating activities:
Net loss	$(164,773)	$(43,727)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation and amortization	43,228	33,294
Impairments	105,600	5,300
Change in inventory lower-of-cost-or-market reserve net of depreciation	12,758	(1,762)
Deferred income tax provision	(9,091)	(993)
Post-retirement and pension plan changes	2,102	1,478
Interest expense	3,203	3,382
Other charges, net	(2,646)	5,130
Net change in working capital*	24,506	157
Change in long-term assets and liabilities	(3,702)	1,214
Net cash provided by operating activities	11,185	3,473
Cash flow from investing activities:
Capital expenditures	(15,140)	(13,445)
Proceeds from the sale of assets	557	3,156
Other	(721)	—
Net cash used in investing activities	(15,304)	(10,289)
Cash flow from financing activities:
Short-term debt, net	11,004	(4,856)
Revolving Facility borrowings	32,000	30,000
Revolving Facility reductions	(32,000)	(18,000)
Revolving Facility refinancing fees	(922)	—
Principal payments on long-term debt	(69)	(71)
Net cash provided by financing activities	10,013	7,073
Net change in cash and cash equivalents	5,894	257
Effect of exchange rate changes on cash and cash equivalents	588	63
Cash and cash equivalents at beginning of period	6,927	11,610
Cash and cash equivalents at end of period	$13,409	$11,930
* Net change in working capital due to the following components:
Accounts and notes receivable, net	$5,211	$1,136
Inventories	17,122	5,999
Prepaid expenses and other current assets	(2,580)	(1,509)
Change in accounts payable and accruals	4,703	(5,499)
Increase in interest payable	50	30
Net change in working capital	$24,506	$157

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
During the second quarter of 2016, we evaluated the fair value of the Engineered Solutions business segment utilizing the market approach (Level 3 measure). As a result, we incurred an impairment charge to our Engineered Solutions business segment of $105.6 million to align the carrying value with estimated fair value. The analysis was updated as of December 31, 2016, resulting in an additional impairment charge of $14.3 million. We continue to update this estimate and during the six months ended June 30, 2017, we further reduced the estimated fair value by $5.3 million based upon current information. The current estimate reflects management’s view of the manner in which the Engineered Solutions business will be divested, including  assumptions as to if and how it will be split, given the lines of business and asset groups that constitute the Engineered Solutions segment. Amongst other things, the split into groups influences the computation of the impairment charge. These assumptions and estimates are subject to change until divestiture is completed and may be adjusted in the quarter that the information becomes available.
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
On July 3, 2017, we completed the sale of our Advanced Energy Technologies business. This sale resulted in an additional impairment of $2.8 million to the carrying value of our Engineered Solutions business as of June 30, 2017. See Note 13 "Subsequent Events" for more information.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the results of the Engineered Solutions business segment, reclassified as discontinued operations for the three and six months ended June 30, 2016 and 2017.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2017	2016	2017
	(Dollars in thousands)

Net sales	$29,930	$32,428	$59,019	$64,193
Cost of sales	24,569	28,610	50,554	57,022
Gross profit	5,361	3,818	8,465	7,171
Research and development	813	711	1,691	1,281
Selling and administrative expenses	5,059	4,106	9,514	7,800
Impairment	105,600	2,800	105,600	5,300
Operating loss	(106,111)	(3,799)	(108,340)	(7,210)
Other income	(81)	(47)	(72)	(18)
Interest expense	951	524	1,670	1,133
Loss from discontinued operations before income taxes	(106,981)	(4,276)	(109,938)	(8,325)
(Benefit from) income taxes on discontinued operations	(843)	(226)	(1,236)	(209)
Loss from discontinued operations	$(106,138)	$(4,050)	$(108,702)	$(8,116)
The significant components of our Statements of Cash Flows for the Engineered Solutions business segment held for sale are as follows:

	For the Six Months Ended June 30,
	2016	2017
	(Dollars in thousands)

Depreciation and amortization	$3,052	$2,311
Impairment	105,600	5,300
Deferred income taxes	(1,236)	(209)
Capital expenditures	2,513	432

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the carrying value of the assets and liabilities of discontinued operations as of December 31, 2016 and June 30, 2017.

	As of December 31, 2016	As of June 30, 2017
	(Dollars in thousands)
Assets of discontinued operations:
Accounts receivable	$17,094	$18,325
Inventories	71,816	58,050
Prepaid expenses and other current assets	320	952
Net property plant and equipment	79,048	78,827
Other assets	12,608	11,669
Total assets of discontinued operations prior to impairment	180,886	167,823

Impairment	(119,907)	(125,207)

Total assets of discontinued operations	$60,979	$42,616

Liabilities of discontinued operations:
Accounts payable	$7,253	$6,389
Accrued income and other taxes	2,326	994
Other accrued liabilities	10,463	8,785
Total current liabilities of discontinued operations	20,042	16,168

Other long-term obligations	850	971

Total liabilities of discontinued operations	$20,892	$17,139

(3)	Segment Reporting

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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information concerning our reportable segment is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2017	2016	2017
	(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$115,365	$116,314	$210,941	$221,053

Operating (loss) income:
Industrial Materials	(16,291)	2,308	(36,538)	(4,090)
Corporate, R&D and Other expenses	(6,323)	(5,767)	(13,495)	(10,796)
Total operating loss	$(22,614)	$(3,459)	$(50,033)	$(14,886)

Reconciliation of segment operating loss to loss before provision for income taxes
Other expense (income), net	$(1,198)	$1,186	$(960)	$4,253
Interest expense	6,436	7,902	12,896	15,448
Interest income	—	(139)	(12)	(262)
Loss from continuing operations before provision for income taxes	$(27,852)	$(12,408)	$(61,957)	$(34,325)

(4)	Benefit Plans
The components of our consolidated net pension costs are set forth in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2017	2016	2017
	(Dollars in thousands)
Service cost	$508	$496	$1,016	$992
Interest cost	1,498	1,385	2,996	2,769
Expected return on plan assets	(1,310)	(1,389)	(2,620)	(2,777)
Net cost	$696	$492	$1,392	$984
The components of our consolidated net postretirement costs are set forth in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2017	2016	2017
	(Dollars in thousands)
Service cost	$1	$1	$2	$1
Interest cost	272	241	543	483
Net cost	$273	$242	$545	$484

(5)	Goodwill and Other Intangible Assets
We are required to review goodwill and indefinite-lived intangible assets annually for impairment. Goodwill impairment is tested at the graphite electrodes reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables represents the changes in the carrying value of goodwill and intangibles during three months ended June 30, 2017:

Goodwill
Balance as of December 31, 2016	$171,117
Adjustments	—
Balance as of June 30, 2017	$171,117

Intangible Assets
	As of December 31, 2016			As of June 30, 2017
	Gross Carrying Amount	Accumulated Amortization & Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization & Impairment	Net Carrying Amount
	(Dollars in Thousands)
Trade name	$22,500	$(3,235)	$19,265	$22,500	$(4,386)	$18,114
Technological know-how	55,300	(10,397)	44,903	55,300	(13,949)	41,351
Customer –related intangible	64,500	(6,177)	58,323	64,500	(8,412)	56,088
Total finite-lived intangible assets	$142,300	$(19,809)	$122,491	$142,300	$(26,747)	$115,553
Amortization expense of acquired intangible assets was $3.6 million and $7.2 million in the three and six months ended June 30, 2016 and $3.5 million and $6.9 million in the three and six months ended June 30, 2017. Estimated amortization expense will approximate $6.7 million in the remainder of 2017, $12.9 million in 2018, $12.2 million in 2019, $11.4 million in 2020 and $10.7 million in 2021.

(6)	Debt and Liquidity
The following table presents our long-term debt:

	As of December 31, 2016	As of June 30, 2017
	(Dollars in thousands)
Credit Facility (Revolving Facility and Term Loan Facility)	$90,731	$98,031
Senior Notes	274,132	277,341
Other Debt	569	591
Total Debt	365,432	375,963
Less: Short-term Debt	(8,852)	(8,007)
Long-term Debt	$356,580	$367,956
The fair value of debt, which was determined using Level 2 inputs, was $363.9 million versus a book value of $376.0 million as of June 30, 2017. As a result of our acquisition by Brookfield and the resulting purchase price accounting adjustments, our Senior Notes were adjusted to their fair market value as of August 15, 2015. The discount to fair value will be accreted over the remaining term of the Notes.
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
On April 27, 2016, GrafTech and certain of its subsidiaries entered into an amendment to the Revolving Facility. The size of the Revolving Facility was permanently reduced from $375 million to $225 million. New covenants were also added to the Revolving Facility, including a requirement to make mandatory repayments of outstanding amounts under the Revolving Facility and the Term Loan Facility with the proceeds of any sale of all or any substantial part of the assets included in the Engineered Solutions segment and a requirement to maintain minimum liquidity (consisting of domestic cash, cash equivalents and availability under the Revolving Facility) in excess of $25 million. The covenants were also modified to provide for: the elimination of certain exceptions to the Company’s negative covenants limiting the Company’s ability to make certain investments, sell assets, make restricted payments, incur liens, incur debt and prepay or redeem other indebtedness; a restriction on the amount of cash and cash equivalents permitted to be held on the balance sheet at any one time without paying down the Revolving Facility and the Term Loan Facility; and changes to the Company’s financial covenants so that until the earlier of March 31, 2019 or the Company has $75 million in trailing twelve month EBITDA (as defined in the Revolving Facility), the Company is required to maintain trailing twelve month EBITDA above certain minimums ranging from ($40 million) to $35 million after which the Company’s existing financial covenants under the Revolving Facility will apply.
With this amendment, the Company has full access to the $225 million Revolving Facility, subject to the $25 million minimum liquidity requirement. As of June 30, 2017, the Company had $68.5 million of borrowings on the Revolving Facility and $14.1 million of letters of credit drawn against the Revolving Facility.
The $40 million Term Loan Facility was fully drawn on August 11, 2015, in connection with the repayment of the Senior Subordinated Notes. The balance of the Term Loan Facility was $29.5 million as of June 30, 2017.
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

(7)	Inventories
Inventories are comprised of the following:

	As of December 31, 2016	As of June 30, 2017
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$54,469	$50,472
Work in process	52,379	69,237
Finished goods	49,263	44,715
Total	$156,111	$164,424
Due to decreased pricing in our graphite electrode product line, we recorded a lower of cost or market inventory adjustment of $14.6 million and $1.5 million in the six months ended June 30, 2016 and June 30, 2017, respectively. The decrease is attributable to the reduction in product costs and associated improvement on product margins.
(8) Interest Expense
The following tables present the components of interest expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2017	2016	2017
	(Dollars in thousands)
Interest incurred on debt	$4,819	$6,217	$9,716	$12,086
Accretion of fair value adjustment on Senior Notes	1,571	1,609	3,134	3,208
Amortization of debt issuance costs	46	76	46	154
Total interest expense	$6,436	$7,902	$12,896	$15,448
Interest Rates
The Revolving Facility and Term Loan Facility had an effective interest rate of 5.52% and 5.98% as of December 31, 2016 and June 30, 2017, respectively. The Senior Notes have a fixed interest rate of 6.375%.

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
Litigation has been pending in Brazil brought by employees seeking to recover additional amounts under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil), plus interest thereon. Prior to October 1, 2015, we were not party to such litigation. Companies in Brazil have recently settled claims arising out of these provisions and, in May 2015, the litigation was remanded, in favor of the employees, by the Brazil Supreme Court to the lower courts for further proceedings which included procedural aspects of the case, such as admissibility of instruments filed by the parties. We cannot predict the outcome of such litigation. On October 1, 2015, an action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. In the 1st quarter 2017, this case was ruled in favor of the employees at the state court level. The Company has appealed and intends to vigorously defend. The claims specify neither the employees covered nor the amount of damages sought, therefore a range of potential losses cannot be estimated.
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the six months ended June 30, 2017, are presented below:

(Dollars in thousands)
Balance as of December 31, 2016	$969
Product warranty adjustments	(230)
Accruals and Payments	(68)
Balance as of June 30, 2017	$671

(10)	Income Taxes
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the provision for income taxes for the three and six months ended June 30, 2016 and June 30, 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2017	2016	2017
	(Dollars in thousands)

Tax (benefit) expense	$(5,591)	$925	$(5,886)	$1,286
Pretax loss	(27,852)	(12,408)	(61,957)	(34,325)
Effective tax rates	20.1%	(7.5)%	9.5%	(3.7)%
For the three and six months ended June 30, 2016 and 2017 the effective tax rate differs from the U.S. statutory rate of 35% primarily due to recent losses in the U.S. and Switzerland where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries tax at different rates. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.
As of June 30, 2017, we had unrecognized tax benefits of $3.4 million, $3.0 million of which, if recognized, would have a favorable impact on our effective tax rate.
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
Foreign currency derivatives
We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures such as foreign currency denominated debt, sales, receivables, payables, and purchases. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. There was no

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ineffectiveness on these contracts designated as hedging instruments during the six months ended June 30, 2016 and 2017, respectively.
In 2016 and 2017, we entered into foreign currency derivatives denominated in the Mexican peso, South African rand, Brazilian real, euro and Japanese yen. These derivatives were entered into to protect the risk that the eventual cash flows resulting from commercial and business transactions may be adversely affected by changes in exchange rates between the U.S. dollar and the Mexican peso, euro and Japanese yen. As of June 30, 2017, we had outstanding Mexican peso, euro, and Japanese yen currency contracts with an aggregate notional amount of $21.4 million. The foreign currency derivatives outstanding as of June 30, 2017, have maturities through September 29, 2017.
Commodity derivative contracts
We periodically enter into derivative contracts for certain refined oil products and natural gas. These contracts are entered into to protect against the risk that eventual cash flows related to these products may be adversely affected by future changes in prices. As of June 30, 2017, we had no outstanding derivative swap contracts for refined oil products or natural gas.
Net Investment Hedges
We use certain intercompany debt to hedge a portion of our net investment in our foreign operations against currency exposure (net investment hedge). Intercompany debt denominated in foreign currency and designated as a non-derivative net investment hedging instrument was $13.3 million and $14.0 million as of December 31, 2016 and June 30, 2017, respectively. Within the currency translation adjustment portion of other comprehensive income, we recorded no gain or loss in the three months ended June 30, 2016 and a loss of $0.6 million for the six months ended June 30, 2016, resulting from these net investment hedges. We incurred a gain of $0.1 million and a loss of $0.7 million in the three and six months ended June 30, 2017, respectively, resulting from these net investment hedges.

(12)	Guarantor Information

On November 20, 2012, GrafTech International Ltd. (the “Parent”) issued $300 million aggregate principal amount of Senior Notes. The Senior Notes mature on November 15, 2020 and bear interest at a rate of 6.375% per year, payable semi-annually in arrears on May 15 and November 15 of each year. The Senior Notes are guaranteed on a senior basis by the following wholly-owned direct and indirect subsidiaries of the Parent: GrafTech Finance Inc., GrafTech Holdings Inc., GrafTech USA LLC, Seadrift Coke LP, GrafTech Global Enterprises Inc., GrafTech International Holdings Inc., GrafTech DE LLC, GrafTech Seadrift Holding Corp, GrafTech International Trading Inc., GrafTech Technology LLC, GrafTech NY Inc., and Graphite Electrode Network LLC.
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    The following tables set forth condensed consolidating balance sheets as of December 31, 2016 and June 30, 2017, condensed consolidating statements of operations and comprehensive income for the three and six months ended June 30, 2016 and 2017 and the condensed consolidating statements of cashflows for the six months ended June 30, 2016 and 2017.

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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2017
(in thousands)
					Consolidating
			Non-		Entries and
	Parent	Guarantors	Guarantors		Eliminations		Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$811	$11,119		$—		$11,930
Accounts receivable - affiliates	51,592	14,331	9,484		(75,407)		—
Accounts receivable - trade	—	9,705	72,292		—		81,997
Inventories	—	45,037	119,387				164,424
Prepaid and other current assets	554	5,786	18,005		—		24,345
Current assets of discontinued operations	—	32,839	11,840		(2,063)		42,616
Total current assets	52,146	108,509	242,127		(77,470)		325,312

Investment in affiliates	828,394	581,431	—		(1,409,825)		—
Property, plant and equipment	—	183,901	322,847		—		506,748
Deferred income taxes	—	—	19,340		—		19,340
Goodwill	—	70,399	100,718		—		171,117
Notes receivable - affiliate		60,101	—		(60,101)		—
Other assets	—	64,577	62,179		—		126,756
Total Assets	$880,540	$1,068,918	$747,211		$(1,547,396)		$1,149,273

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - affiliate	$814	$61,074	$13,519		$(75,407)		$—
Accounts payable - trade	—	7,701	39,552		—		47,253
Short-term debt	—	7,863	144		—		8,007
Accrued income and other taxes	—	1,405	6,134		—		7,539
Other accrued liabilities	2,444	7,986	16,849		—		27,279
Liabilities of discontinued operations	—	14,622	3,609		(2,063)		16,168
Total current liabilities	3,258	100,651	79,807		(77,470)		106,246

Long-term debt - affiliate	52,688	—	7,413		(60,101)		—
Long-term debt - third party	277,341	89,778	837		—		367,956
Other long-term obligations	—	48,151	32,989		—		81,140
Deferred income taxes	—	1,158	44,549		—		45,707
Long-term liabilities of discontinued operations	—	786	185	—	—	—	971
Stockholders' equity	547,253	828,394	581,431		(1,409,825)		547,253
Total Liabilities and Stockholders' Equity	$880,540	$1,068,918	$747,211		$(1,547,396)		$1,149,273

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three months ended June 30, 2016
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$38,238	$16,081	$(54,319)		$—
Sales - third party	—	21,824	93,541	—		115,365
Net sales	—	60,062	109,622	(54,319)		115,365
Cost of sales	—	43,760	130,825	(54,319)		120,266
Additions to lower cost or market inventory reserve	—	1,761	1,743	—		3,504
Gross profit (loss)	—	14,541	(22,946)	—		(8,405)

Research and development	—	786	—	—		786
Selling and administrative expenses	—	3,716	9,707	—		13,423
Operating income (loss)	—	10,039	(32,653)	—		(22,614)

Other expense (income), net	—	472	(1,670)	—		(1,198)
Interest expense - affiliate	236	—	—	(236)		—
Interest expense - third party	6,353	13	70	—		6,436
Interest income - affiliate	—	(236)	—	236		—
Income (Loss) from continuing operations before provision for income taxes	(6,589)	9,790	(31,053)	—	`	(27,852)

Provision for income taxes	—	238	(5,829)	—		(5,591)
Equity in loss from continuing operations of subsidiary	(15,672)	(25,224)	—	40,896		—
Net loss from continuing operations	(22,261)	(15,672)	(25,224)	40,896		(22,261)

Loss from discontinued operations, net of tax	—	(103,752)	(2,386)	—		(106,138)
Equity in loss from discontinued operations of subsidiary	(106,138)	(2,386)	—	108,524		—
Net loss from discontinued operations	(106,138)	(106,138)	(2,386)	108,524		(106,138)

Net loss	$(128,399)	$(121,810)	$(27,610)	$149,420		$(128,399)

Statements of Comprehensive Income (Loss)

Net loss	$(128,399)	$(121,810)	$(27,610)	$149,420		$(128,399)
Other comprehensive income	(936)	(936)	(936)	1,872		(936)
Comprehensive loss	$(129,335)	$(122,746)	$(28,546)	$151,292		$(129,335)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three months ended June 30, 2017
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$21,453	$12,623	$(34,076)		$—
Sales - third party	—	22,482	93,832	—		116,314
Net sales	—	43,935	106,455	(34,076)		116,314
Cost of sales	—	45,314	95,185	(34,076)		106,423
Additions to lower of cost or market inventory reserve	—	209	3	—		212
Gross (loss) profit	—	(1,588)	11,267	—		9,679

Research and development	—	943	—	—		943
Selling and administrative expenses	—	3,970	8,225	—		12,195
Operating (loss) income	—	(6,501)	3,042	—		(3,459)

Other expense (income), net	(1)	221	966	—		1,186
Interest expense - affiliate	788	—	—	(788)		—
Interest expense - third party	6,391	1,423	88	—		7,902
Interest income - affiliate	—	(788)	—	788		—
Interest income - third party	—	—	(139)	—		(139)
(Loss) income from continuing operations before provision for income taxes	(7,178)	(7,357)	2,127	—	`	(12,408)

Provision for income taxes	—	123	802	—		925
Equity in loss from continuing operations of subsidiary	(6,155)	1,325	—	4,830		—
Net (loss) income from continuing operations	(13,333)	(6,155)	1,325	4,830		(13,333)

Income (loss) income from discontinued operations, net of tax	77	(3,638)	(489)	—		(4,050)
Equity in loss from discontinued operations of subsidiary	(4,127)	(489)	—	4,616		—
Net loss from discontinued operations	(4,050)	(4,127)	(489)	4,616		(4,050)

Net (loss) income	$(17,383)	$(10,282)	$836	$9,446		$(17,383)

Statements of Comprehensive Income (Loss)

Net (loss) income	$(17,383)	$(10,282)	$836	$9,446		$(17,383)
Other comprehensive income	8,755	8,755	8,755	(17,510)		8,755
Comprehensive (loss) income	$(8,628)	$(1,527)	$9,591	$(8,064)		$(8,628)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Six Months Ended June 30, 2016
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$79,137	$35,724	$(114,861)		$—
Sales - third party	—	42,644	168,297	—		210,941
Net sales	—	121,781	204,021	(114,861)		210,941
Cost of sales	—	105,414	227,143	(114,861)		217,696
Additions to lower cost or market inventory reserve	—	3,782	10,843	—		14,625
Gross profit (loss)	—	12,585	(33,965)	—		(21,380)

Research and development	—	1,438	—	—		1,438
Selling and administrative expenses	—	9,789	17,426	—		27,215
Operating (loss) income	—	1,358	(51,391)	—		(50,033)

Other expense (income), net	6	742	(1,708)	—		(960)
Interest expense - affiliate	434	—	—	(434)		—
Interest expense - third party	12,697	54	145	—		12,896
Interest income - affiliate	—	(434)	—	434		—
Interest income - third party	—	—	(12)	—		(12)
Income (Loss) from continuing operations before provision for income taxes	(13,137)	996	(49,816)	—	`	(61,957)

Provision for income taxes	—	255	(6,141)	—		(5,886)
Equity in loss from continuing operations of subsidiary	(42,934)	(43,675)	—	86,609		—
Net loss from continuing operations	(56,071)	(42,934)	(43,675)	86,609		(56,071)

Loss from discontinued operations, net of tax	—	(105,330)	(3,372)	—		(108,702)
Equity in loss from discontinued operations of subsidiary	(108,702)	(3,372)	—	112,074		—
Net loss from discontinued operations	(108,702)	(108,702)	(3,372)	112,074		(108,702)

Net loss	$(164,773)	$(151,636)	$(47,047)	$198,683		$(164,773)

Statements of Comprehensive Income (Loss)

Net loss	$(164,773)	$(151,636)	$(47,047)	$198,683		$(164,773)
Other comprehensive income	11,701	11,701	11,701	(23,402)		11,701
Comprehensive loss	$(153,072)	$(139,935)	$(35,346)	$175,281		$(153,072)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Six Months Ended June 30, 2017
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$46,797	$24,708	$(71,505)		$—
Sales - third party	—	44,363	176,690	—		221,053
Net sales	—	91,160	201,398	(71,505)		221,053
Cost of sales	—	91,784	188,501	(71,505)		208,780
Additions to lower of cost or market inventory reserve	—	934	575	—		1,509
Gross (loss) profit	—	(1,558)	12,322	—		10,764

Research and development	—	1,772	—	—		1,772
Selling and administrative expenses	—	7,269	16,609	—		23,878
Operating loss	—	(10,599)	(4,287)	—		(14,886)

Other expense (income), net	6	436	3,811	—		4,253
Interest expense - affiliate	1,447	—	—	(1,447)		—
Interest expense - third party	12,771	2,475	202	—		15,448
Interest income - affiliate	—	(1,447)	—	1,447		—
Interest income - third party	—	—	(262)	—		(262)
Loss from continuing operations before provision for income taxes	(14,224)	(12,063)	(8,038)	—	`	(34,325)

Provision for income taxes	—	254	1,032	—		1,286
Equity in loss from continuing operations of subsidiary	(21,387)	(9,070)	—	30,457		—
Net loss from continuing operations	(35,611)	(21,387)	(9,070)	30,457		(35,611)

Income (loss) from discontinued operations, net of tax	77	(7,780)	(413)	—		(8,116)
Equity in loss from discontinued operations of subsidiary	(8,193)	(413)	—	8,606		—
Net loss from discontinued operations	(8,116)	(8,193)	(413)	8,606		(8,116)

Net loss	$(43,727)	$(29,580)	$(9,483)	$39,063		$(43,727)

Statements of Comprehensive Income (Loss)

Net loss	$(43,727)	$(29,580)	$(9,483)	$39,063		$(43,727)
Other comprehensive income	13,595	13,595	13,595	(27,190)		13,595
Comprehensive (loss) income	$(30,132)	$(15,985)	$4,112	$11,873		$(30,132)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities:	$(9,568)	$14,014	$6,739	$—	$11,185

Cash flow from investing activities:
(Loans to) repayments from affiliates	—	(9,568)	—	9,568	—
Capital expenditures	—	(4,825)	(10,315)	—	(15,140)
Other	—	—	(721)	—	(721)
Proceeds from sale of fixed assets	—	458	99	—	557
Net cash (used in) provided by investing activities	—	(13,935)	(10,937)	9,568	(15,304)

Cash flow from financing activities:
Loans from (Repayments to) affiliates	9,568	—	—	(9,568)	—
Short-term debt, net	—	6,002	5,002	—	11,004
Revolving Facility borrowings	—	27,000	5,000	—	32,000
Revolving Facility reductions	—	(32,000)	—	—	(32,000)
Principal payments on long term debt	—	(69)	—	—	(69)
Revolver facility refinancing	—	(922)	—	—	(922)
Net cash provided by (used in) financing activities	9,568	11	10,002	(9,568)	10,013

Net change in cash and cash equivalents	—	90	5,804	—	5,894
Effect of exchange rate changes on cash and cash equivalents	—	—	588	—	588
Cash and cash equivalents at beginning of period	—	646	6,281	—	6,927
Cash and cash equivalents at end of period	$—	$736	$12,673	$—	$13,409

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities:	$(9,659)	$(1,514)	$39,265	$(24,619)	$3,473

Cash flow from investing activities:
Loans to affiliates	—	(9,659)	—	9,659	—
Capital expenditures	—	(1,497)	(11,948)	—	(13,445)
Proceeds from sale of assets	—	114	3,042	—	3,156
Net cash (used in) provided by investing activities	—	(11,042)	(8,906)	9,659	(10,289)

Cash flow from financing activities:
Loans from affiliates	9,659	—	—	(9,659)	—
Dividends to affiliates	—	—	(24,619)	24,619	—
Short-term debt, net	—	802	(5,658)	—	(4,856)
Revolving Facility borrowings	—	30,000	—	—	30,000
Revolving Facility reductions	—	(18,000)	—	—	(18,000)
Principal payments on long term debt	—	(71)	—	—	(71)
Net cash provided by (used in) financing activities	9,659	12,731	(30,277)	14,960	7,073

Net change in cash and cash equivalents	—	175	82	—	257
Effect of exchange rate changes on cash and cash equivalents	—	—	63	—	63
Cash and cash equivalents at beginning of period	—	636	10,974	—	11,610
Cash and cash equivalents at end of period	$—	$811	$11,119	$—	$11,930

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13)	Subsequent Events

On July 3, 2017 we completed the sale of our Advanced Energy Technologies (AET) business. AET was a product line within our Engineered Solutions business which has been classified as held for sale since the second quarter of 2016. The sale resulted in cash proceeds of $28.5 million and an additional impairment loss of $2.8 million. The loss represented a condition that existed as of our balance sheet date and as such was recorded in our results for the three and six months ended June 30, 2017 as an impairment of long-lived assets within discontinued operations. See Note 2 "Discontinued Operations and Related Assets Held for Sale" for the results of our Engineered Solutions business and further background. In accordance with our Credit Facility, all proceeds from this sale were used to pay down our Revolving Facility and Term Loan.

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
Our expectations and targets are not predictors of actual performance and historically our performance has deviated, often significantly, from our expectations and targets. Actual future events and circumstances (including future results and trends) could differ materially, positively or negatively, from those set forth in these statements due to various factors. These factors include:

•
the possibility that additions to capacity for producing EAF steel, increases in overall EAF steel production capacity, and increases or other changes in steel production may not occur or may not occur at the rates that we anticipate or may not be as geographically distributed as we anticipate;

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

•
the possibility that an adverse determination in litigation pending in Brazil involving disputes related to the proper interpretation of certain collectively bargained wage increase provisions applicable to both us and other employers in the Bahia region;

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
Occurrence of any of the events or circumstance described above could also have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities.
No assurance can be given that any future transaction about which forward looking statements may be made will be completed or as to the timing or terms of any such transaction.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

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
In its July, 2017 report, the International Monetary Fund (IMF) confirmed its April estimated global growth rate of 3.5 percent for 2017 and 3.6 percent for 2018. The IMF noted that the unchanged global growth projections mask somewhat different contributions at a country level. U.S. growth projections are lower than in April reflecting the assumption that fiscal policy will be less expansionary going forward than previously anticipated. Growth estimated for Japan and the Euro area have increased due to "positive surprises to activity in late 2016 and early 2017". Estimates for China have also been revised upwards since April 2017 due to a strong first quarter of 2017.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Results of Operations and Segment Review
The Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2017
The tables presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our MD&A, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	Three Months Ended June 30,
	2016	2017
	(Dollars in thousands)

Net sales	$115,365	$116,314
Cost of sales	120,266	106,423
Additions to lower of cost or market inventory reserve	3,504	212
Gross profit (loss)	(8,405)	9,679
Research and development	786	943
Selling and administrative expenses	13,423	12,195
Operating loss	(22,614)	(3,459)
Other expense (income), net	(1,198)	1,186
Interest expense	6,436	7,902
Interest income	—	(139)
Loss from continuing operations before provision for income taxes	(27,852)	(12,408)
Provision for (benefit from) income taxes	(5,591)	925
Net loss from continuing operations	(22,261)	(13,333)
(Loss) Income from discontinued operations, net of tax	(106,138)	(4,050)
Net loss	$(128,399)	$(17,383)
Net sales. Net sales for our Industrial Materials segment increased modestly from $115.4 million in the three months ended June 30, 2016 to $116.3 million in the three months ended June 30, 2017. While volumes contributed approximately $1.6 million of additional revenue, it was mostly negated by a negative foreign currency impact. The remainder of the increase was driven by approximately 2% increase in the weighted average sales price. This represents the first measurable period over period price increase since 2012. The price increase is driven by improved demand from our customers and limited supply resulting from industry-wide capacity reductions in graphite electrode production over the last three years.
Cost of sales. We experienced decreases in cost of sales from $120.3 million in the three months ended June 30, 2016 compared to $106.4 million in the three months ended June 30, 2017. This decrease was primarily the result of decreases in the price of raw materials, lower depreciation and increased utilization. Raw materials prices follow the crude oil pricing trends, and while oil prices began to fall in early 2016, the three months ended June 30, 2016 raw material costs reflected the higher priced decant oil purchases in 2015. Depreciation expense decreased due to the non-recurrence of a one-time depreciation charge in the second quarter of 2016 related to the idling of our St Mary's facility of approximately $2.0 million. Additionally, we experienced lower overall depreciation expense as a result of purchase price adjustments that have fully depreciated. Increased utilization was driven primarily by our rationalization initiatives over the last three years, continued cost control initiatives and optimization of our graphite electrode plant capacity.
Lower of cost or market inventory adjustment. In the three months ended June 30, 2016, we incurred a lower of cost or market adjustment of $3.5 million in certain product lines within our graphite electrode business reflecting decreased pricing. This adjustment totaled $0.2 million in the same period of 2017. The decrease is attributable to

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

the reduction in product costs and associated improvement on product margins in the six months ended June 30, 2017 as compared to the same period of 2016.
Selling and administrative expenses. Selling and administrative expenses have decreased from $13.4 million in the three months ended June 30, 2016 to $12.2 million in the three months ended June 30, 2017. This decrease was primarily driven by cost savings measures over the past three years.
Other (Income) Expense. Other expense decreased from an income of $1.2 million in the three months ended June 30, 2016, to expense of $1.2 million in the three months ended June 30, 2017 due to unfavorable foreign currency impacts on non-operating assets and liabilities, partially offset by interest income received as part of the resolution of a value added tax dispute in a foreign jurisdiction.
Interest Expense. Interest expense increased from $6.4 million in the three months ended June 30, 2016, to $7.9 million in the three months ended June 30, 2017 primarily due to an increase in the variable interest rate on our Revolving Credit Facility.
Loss from Discontinued Operations. Our loss from discontinued operations improved from a loss of $106.1 million for the three months ended June 30, 2016 to a loss of $4.1 million in the three months ended June 30, 2017. The 2016 results included an impairment of $105.6 million to reduce the carrying value of the assets of Engineered Solutions down to the estimated fair market value. The three months ended June 30, 2017 included a similar charge of $2.8 million.
Segment operating income (loss). The following table represents our operating income (loss) by segment:

	Three Months Ended June 30,
	2016	2017
	(Dollars in thousands)

Industrial Materials	$(16,291)	$2,308
Corporate, R&D and Other Expenses	(6,323)	(5,767)
Total operating loss	$(22,614)	$(3,459)
Provision for income taxes. The following table summarizes the expense/(benefit) for income taxes:

	Three Months Ended June 30,
	2016	2017
	(Dollars in thousands)

Tax expense (benefit)	$(5,591)	$925
Pretax loss	(27,852)	(12,408)
Effective tax rates	20.1%	(7.5)%
For the three months ended June 30, 2016 and 2017, the effective tax rate differs from the U.S. statutory rate of 35% primarily due to recent losses in foreign jurisdictions where a tax benefit will be recognized, offset by recent losses in the U.S. and Switzerland where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries taxed at different rates. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

The Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2017
The tables presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our MD&A, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	For the Six Months Ended June 30,
	2016	2017
	(Dollars in thousands)

Net sales	$210,941	$221,053
Cost of sales	217,696	208,780
Additions to lower of cost or market inventory reserve	14,625	1,509
Gross profit (loss)	(21,380)	10,764
Research and development	1,438	1,772
Selling and administrative expenses	27,215	23,878
Operating loss	(50,033)	(14,886)
Other expense (income), net	(960)	4,253
Interest expense	12,896	15,448
Interest income	(12)	(262)
Loss from continuing operations before provision for income taxes	(61,957)	(34,325)
Provision for (benefit from) income taxes	(5,886)	1,286
Net loss from continuing operations	(56,071)	(35,611)
Loss from discontinued operations, net of tax	(108,702)	(8,116)
Net loss	$(164,773)	$(43,727)
Net sales. Net sales for our Industrial Materials segment increased from $210.9 million in the six months ended June 30, 2016 to $221.1 million in the six months ended June 30, 2017. The increase in sales volume of graphite electrodes in the first six months of 2017 as compared to the same period of 2016 contributed $25.8 million of additional revenue. This increase was partially offset by a 7.4% decrease in the weighted average sales price of graphite electrodes. The increased volume is the result of an improvement in customer demand driven by growth in the EAF market.
Cost of sales. Cost of sales decreased from $217.7 million in the six months ended June 30, 2016 to $208.8 million in the six months ended June 30, 2017. This decrease was despite the increase in sales volume and driven primarily by decreases in the price of raw materials, lower depreciation and increased utilization. Raw materials prices follow crude oil pricing trends, and while oil prices began to fall in early 2016, the six months ended June 30, 2016 raw material costs reflected higher priced decant oil purchases in 2015. Depreciation expense decreased due to the non-recurrence of a one-time depreciation charge in the second quarter of 2016 related to the idling of our St Mary's facility of approximately $2.0 million. Additionally, we experienced lower overall depreciation expense of approximately $6.0 million as a result of purchase price adjustments that have fully depreciated. Increased utilization was driven primarily by our rationalization initiatives over the last three years, continued cost control initiatives and optimization of our graphite electrode plant capacity.
Lower of cost or market inventory adjustment. We incurred a lower of cost or market adjustment of $14.6 million in the six months ended June 30, 2016 and $1.5 million in the six months ended June 30, 2017 for certain product lines within our graphite electrode business. The year over year decrease is attributable to the reduction in product costs and associated improvement on product margins in the six months ended June 30, 2017 as compared to the same period of 2016.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Selling and general administrative. Selling and general administrative expenses decreased from $27.2 million in the six months ended June 30, 2016 compared to $23.9 million in the six months ended June 30, 2017 driven primarily by continued cost reduction efforts.
Other (Income) Expense. Other expense decreased from income of $1.0 million in the six months ended June 30, 2016, to expense of $4.3 million in the six months ended June 30, 2017 due to disadvantageous foreign currency impacts on non-operating assets and liabilities, partially offset by interest income received as part of the resolution of a value added tax dispute in a foreign jurisdiction.
Interest Expense. Interest expense increased from $12.9 million in the six months ended June 30, 2016 to $15.4 million in the six months ended June 30, 2017 primarily due to increased borrowing costs on our Revolving Credit Facility.
Loss from Discontinued Operations. Results from our discontinued operations represented a loss of $108.7 million in the six months ended June 30, 2016 and a loss of $8.1 million in the six months ended June 30, 2017. The decrease in loss was primarily due to a $105.6 million impairment charge to align the carrying value of assets held for sale to their estimated fair value in the six months ended June 30, 2016 compared to an impairment of $5.3 million in the six months ended June 30, 2017.
Segment operating income (loss). The results discussed above are reflected in our operating income (loss) by segment as follows:

	For the Six Months Ended June 30,
	2016	2017
	(Dollars in thousands)

Industrial Materials	$(36,538)	$(4,090)
Corporate, R&D and Other Expenses	(13,495)	(10,796)
Total operating loss	$(50,033)	$(14,886)
 Provision for income taxes. The following table summarizes the expense/(benefit) for income taxes:

	For the Six Months Ended June 30,
	2016	2017
	(Dollars in thousands)

Tax expense (benefit)	$(5,886)	$1,286
Pretax loss	(61,957)	(34,325)
Effective tax rates	9.5%	(3.7)%
For the six months ended June 30, 2017 and 2016, the effective tax rate differs from the U.S. statutory rate of 35% primarily due to recent losses in foreign jurisdictions where a tax benefit will be recognized offset by recent losses in the U.S. and Switzerland where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries tax at different rates. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.
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
For net sales of Industrial Materials, the impact of changes in the average exchange rates of other currencies against the U.S. dollar for the six months ended June 30, 2017 was a decrease of $1.8 million compared to the same period of 2016. The impact of the exchange rate changes on cost of sales of Industrial Materials for the six months ended June 30, 2017 was a decrease of $3.4 million compared to the same period of 2016.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

As part of our cash management, we also have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Operations.
The remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities resulted in a loss of $1.1 million in the six months ended June 30, 2016 compared to a loss of $1.2 million in the six months ended June 30, 2017.
We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by currency exchange rate changes, as described under “Part I, Item 3–Quantitative and Qualitative Disclosures about Market Risk”.
 Liquidity and Capital Resources
We believe that we have adequate liquidity to meet our needs. As of June 30, 2017, we had cash and cash equivalents of $11.9 million, long-term debt of $368.0 million, short-term debt of $8.0 million and stockholder’s equity of $547 million.
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
With this amendment, the Company has full access to the $225 million Revolving Facility, subject to the $25 million minimum liquidity requirement. As of June 30, 2017, the Company had $68.5 million of borrowings on the Revolving Facility and $14.1 million of letters of credit drawn against the Revolving Facility. In addition to the Revolving Facility, the Company has $29.5 million outstanding on its Term Loan Facility.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
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
As of December 31, 2016 and June 30, 2017, approximately 75% and 74% our debt, respectfully, consisted of fixed rate or zero interest rate obligations.
Cash Flow and Plans to Manage Liquidity. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of capital expenditures, acquisitions and other factors.
The Company has access to a $225 million Revolving Facility (subject to a $25 million minimum liquidity requirement). As of June 30, 2017, the Company had $68.5 million of borrowings and $14.1 million of letters of credit, for a total of $82.6 million drawn against the Revolving Facility.
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
In the event that operating cash flows fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our Revolving Facility, to the extent available. We sold two of our Engineered Solutions businesses within the past nine months in accordance with our plan to divest the Engineered Solutions business. The cash proceeds from the sales were used to repay borrowings outstanding under the Revolving Facility and Term Loan Facility. We are currently marketing our final Engineered Solutions business and the proceeds from any potential sale would be used in the same manner. We cannot assure you that we will, or will be able to, consummate any such sales on acceptable terms or at all or as to the price, terms or conditions of any such sales.
As of June 30, 2017, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable.
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
We had positive cash flow from operating activities during 2013, 2014, 2015, 2016 and through June 30, 2017. Although the global economic environment experienced significant swings in these periods, our working capital management and cost-control initiatives allowed us to remain operating cash flow positive in both times of declining and improving operating results.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

for certain personnel who devote substantially all of their working time to us), stock option and restricted stock grants, compensation deferral, stock purchases, and customary indemnification and expense advancement arrangements.
Cash Flows.
The following table summarizes our cash flow activities:

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2017
	in millions
Cash flow provided by (used in):
Operating activities	$11.2	$3.5
Investing activities	$(15.3)	$(10.3)
Financing activities	$10.0	$7.1
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
During the six months ended June 30, 2016, changes in working capital resulted in a net source of funds of $24.5 million which was impacted by:

•	net cash inflows in accounts receivable of $5.2 million from the decrease in accounts receivable due to the collection of customer sales;

•	net cash inflows from decreases in inventory of $17.1 million, due primarily to inventory management initiatives;

•	net cash outflows from increased prepaid expense of $2.6 million due to value added tax payments;

•	net cash inflows due to increase in accounts payable and accruals of $6.8 million primarily resulting from timing of payments.
Other uses of cash in the six months ended June 30, 2016 included contributions to pension and other benefit plans of $5.2 million.
During the six months ended June 30, 2017, changes in working capital resulted in a net source of funds of $0.2 million which was impacted by:

•	net cash inflows in accounts receivable of $1.1 million from the decrease in accounts receivable due to the collection of customer sales;

•	net cash inflows from decreases in inventory of $6.0 million, due primarily to inventory management initiatives;

•	net cash outflows from increased prepaid expense of $1.5 million due to advanced payments;

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

•	net cash outflows due to decrease in accounts payable and accruals of $5.5 million primarily resulting from timing of payments.
Other uses of cash in the six months ended June 30, 2017 included contributions to pension and other benefit plans of $4.8 million.
Investing Activities
Net cash used in investing activities was $15.3 million during the six months ended June 30, 2016 and included capital expenditures of $15.1 million and $0.7 million related to cash settlements of derivative instruments.
Net cash used in investing activities was $10.3 million during the six months ended June 30, 2017 and included capital expenditures of $13.4 million and proceeds from the sale of fixed assets of $3.2 million.
 Financing Activities
Net cash inflow from financing activities was $10.0 million during the six months ended June 30, 2016, resulting from net borrowings under our Revolving Facility.
Net cash inflow from financing activities was $7.1 million during the six months ended June 30, 2017, resulting from net borrowings under our Revolving Facility.
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
The outstanding foreign currency derivatives as of December 31, 2016 represented a net unrealized loss of $0.2 million. There were no net unrealized gains or losses as of June 30, 2017.
Energy Commodity Management. We periodically enter into commodity derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas and refined oil product exposure. We had no outstanding commodity derivative contracts as of June 30, 2017.
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
Sensitivity Analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our foreign currency derivatives and our commodity derivatives. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of June 30, 2017, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a corresponding decrease of $0.9 million or a corresponding increase of $0.9 million, respectively, in the fair value of the foreign currency hedge portfolio. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
We had no interest rate derivative instruments outstanding as of June 30, 2017. A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $0.5 million for the six months ended June 30, 2017.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective at the reasonable assurance level as of June 30, 2017.
Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2017 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

GRAFTECH INTERNATIONAL LTD.
Date:	August 2, 2017	By:	/s/ Quinn J. Coburn
Quinn J. Coburn
Vice President and Chief Financial Officer (Principal Financial Officer)