Form 10-Q
period 2017-09-30
GRAFTECH INTERNATIONAL LTD
filed 2017-10-25
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a)of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of October 14, 2017, 100 shares of common stock, par value $.01 per share, were outstanding.
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

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2016 and September 30, 2017 (unaudited)	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2016 and 2017 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2017 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Introduction to Part I, Item 2, and Part II, Item 1 and Item 1A	25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	40

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3. Defaults Upon Senior Securities	41

Item 4. Mine Safety Disclosures	41

Item 5. Other Information	41

Item 6. Exhibits	42

SIGNATURE	43

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
Unuaudited

	As of December 31, 2016	As of September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$11,610	$16,376
Accounts and notes receivable, net of allowance for doubtful accounts of $326 as of December 31, 2016 and $387 as of September 30, 2017	80,568	80,132
Inventories	156,111	164,568
Prepaid expenses and other current assets	21,665	19,978
Current assets of discontinued operations	60,979	15,375
Total current assets	330,933	296,429
Property, plant and equipment	585,704	627,582
Less: accumulated depreciation	76,849	118,118
Net property, plant and equipment	508,855	509,464
Deferred income taxes	19,803	19,220
Goodwill	171,117	171,117
Other assets	141,568	123,778
Total assets	$1,172,276	$1,120,008
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,663	$58,376
Short-term debt	8,852	13,282
Accrued income and other taxes	5,256	8,131
Other accrued liabilities	30,594	34,027
Current liabilities of discontinued operations	20,042	11,957
Total current liabilities	112,407	125,773
Long-term debt	356,580	320,430
Other long-term obligations	82,148	78,976
Deferred income taxes	42,906	43,368
Long-term liabilities of discontinued operations	850	581
Contingencies – Note 9	—	—
Stockholders’ equity:
Common stock, par value $.01, 1,000 shares authorized, 100 shares issued as of December 31, 2016 and September 30, 2017	—	—
Additional paid-in capital	854,337	854,337
Accumulated other comprehensive (loss) income	(7,558)	13,583
Accumulated deficit	(269,394)	(317,040)
Total stockholders’ equity	577,385	550,880

Total liabilities and stockholders’ equity	$1,172,276	$1,120,008
See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2017	2016	2017
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$111,590	$137,245	$322,530	$358,298
Cost of sales	113,602	120,420	331,297	329,200
Additions to lower of cost or market inventory reserve	4,898	264	19,523	1,773
Gross (loss) profit	(6,910)	16,561	(28,290)	27,325
Research and development	526	1,338	1,964	3,110
Selling and administrative expenses	12,215	13,322	39,430	37,200
Operating (loss) profit	(19,651)	1,901	(69,684)	(12,985)

Other (income) expense, net	(567)	(643)	(1,528)	3,610
Interest expense	6,964	7,792	19,860	23,240
Interest income	(158)	(58)	(169)	(320)
Loss from continuing operations before provision for income taxes	(25,890)	(5,190)	(87,847)	(39,515)

(Benefit from) provision for income taxes	(1,789)	1,963	(7,675)	3,249
Net loss from continuing operations	(24,101)	(7,153)	(80,172)	(42,764)

Income (loss) from discontinued operations, net of tax	1,134	3,234	(107,568)	(4,882)

Net loss	$(22,967)	$(3,919)	$(187,740)	$(47,646)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net loss	$(22,967)	$(3,919)	$(187,740)	$(47,646)
Other comprehensive (loss) income:
Foreign currency translation adjustments	2,300	7,546	13,974	21,141
Commodities and foreign currency derivatives and other	118	—	145	—
Other comprehensive income, net of tax:	2,418	7,546	14,119	21,141
Comprehensive (loss) income	$(20,549)	$3,627	$(173,621)	$(26,505)

See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, unaudited)

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017
Cash flow from operating activities:
Net loss	$(187,740)	$(47,646)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation and amortization	62,775	50,982
Impairments	105,623	5,300
Gain on sale of assets	—	(3,676)
Change in inventory lower-of-cost-or-market reserve net of depreciation	6,000	(1,578)
Deferred income tax provision	(11,738)	(3,049)
Post-retirement and pension plan changes	3,164	2,226
Interest expense	4,872	5,089
Other charges, net	(2,042)	4,877
Net change in working capital*	54,005	22,197
Change in long-term assets and liabilities	(6,188)	(1,141)
Net cash provided by operating activities	28,731	33,581
Cash flow from investing activities:
Capital expenditures	(22,257)	(23,028)
Proceeds from the sale of assets	685	4,038
Proceeds from divestitures	—	26,818
Other	(1,171)	—
Net cash (used in) provided by investing activities	(22,743)	7,828
Cash flow from financing activities:
Short-term debt, net	503	5,945
Revolving Facility borrowings	40,000	35,000
Revolving Facility reductions	(41,000)	(77,755)
Revolving Facility refinancing fees	(922)	—
Principal payments on long-term debt	(104)	(107)
Net cash used in financing activities	(1,523)	(36,917)
Net change in cash and cash equivalents	4,465	4,492
Effect of exchange rate changes on cash and cash equivalents	755	274
Cash and cash equivalents at beginning of period	6,927	11,610
Cash and cash equivalents at end of period	$12,147	$16,376
* Net change in working capital due to the following components:
Accounts and notes receivable, net	$9,685	$1,961
Inventories	41,399	8,588
Prepaid expenses and other current assets	(1,170)	(187)
Change in accounts payable and accruals	(770)	7,135
Increase in interest payable	4,861	4,700
Net change in working capital	$54,005	$22,197

Note: The Statements of Cash Flows include both continuing and discontinued operations

See accompanying Notes to Condensed Consolidated Financial Statements

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Organization and Summary of Significant Accounting Policies
A. Organization
GrafTech International Ltd. (the "Company") is one of the world’s largest manufacturers and providers of high quality graphite electrodes and needle coke. References herein to “GTI,” “we,” “our,” or “us” refer collectively to GrafTech International Ltd. and its subsidiaries. On August 15, 2015, GTI became an indirect wholly owned subsidiary of Brookfield Asset Management Inc. ("Brookfield") through a tender offer to our former shareholders and subsequent merger transaction.
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
We previously operated an Engineered Solutions business segment. See Note 2 "Discontinued Operations and Assets Held for Sale" for further information. All results from the Engineered Solutions business have been excluded from continuing operations, unless otherwise indicated.
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
C. New Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU was expected to be effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. On July 9, 2015, the FASB deferred the effective date to fiscal years beginning after December 15, 2017. During the fourth quarter of 2016, we completed the initial evaluation of the new standard and the related assessment and review of a representative sample of existing revenue contracts with our customers. We determined, on a preliminary basis, that although the timing and pattern of revenue recognition may change, the amount of revenue recognized during the year should remain substantially the same. We intend to adopt this standard using the modified retrospective method. We have begun an initiative to offer three to five year supply contracts to our strategic customers. ASU No. 2014-09 could have a material impact on the way in which we would recognize revenue under these contracts. We will continue to evaluate revenue recognition of these contracts as they are entered into.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715). This standard requires an entity to report the service cost component in the same line item as other compensation costs. The other components of net (benefit) cost including our annual mark-to-market re-measurement, will be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard is effective for interim and annual reporting periods beginning after December 15, 2017. The components of the net (benefit) cost are shown in Note 4, "Benefit Plans."

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
During 2016, we evaluated the fair value of the Engineered Solutions business segment utilizing the market approach (Level 3 measure). As a result, we incurred an impairment charge to our Engineered Solutions business segment of $120 million to align the carrying value with estimated fair value. We continued to update this estimate and during the nine months ended September 30, 2017, we further reduced the estimated fair value by $5.3 million based upon current information.
On November 30, 2016, we completed the sale of our Fiber Materials Inc. business, which was a business line within our former Engineered Solutions business. The sale resulted in cash proceeds of $15.9 million and a loss of $0.2 million. We have the ability to realize up to $8.5 million of additional proceeds based on the earnings of the Fiber Materials business over the 24 months following the transaction. We have elected to record this contingent consideration as it is realized and as such, it is not recognized thus far on the transaction.
On July 3, 2017 we completed the sale of our Advanced Energy Technologies (AET) business. AET was a product line within our Engineered Solutions business which had been classified as held for sale since the second quarter of 2016. The sale resulted in cash proceeds of $28.5 million.
On September 30, 2017, we completed the sale of the majority of the U.S. assets of our GrafTech Advanced Graphite Materials (GAGM) business, which was a component of our Engineered Solutions business. The sale of the Italian GAGM assets closed on October 5, 2017. In the jurisdictions where the GAGM assets were not acquired, we initiated the wind-down of the business which we expect to be substantially completed by year-end. The sale was structured as a non-cash transaction with the buyer assuming certain liabilities associated with the assets acquired. In addition, GrafTech retained certain current assets of GAGM, mostly receivables, which will be substantially realized in the course of the 4th quarter of 2017. As such, the disposition of the GAGM assets did not result in any cash proceeds in the third quarter of 2017.
As a result of the sales described above, we recorded a gain of $3.7 million in the third quarter of 2017. The disposition of the Engineered Solutions business is now substantially complete, with only the wind-down in the fourth quarter of 2017 remaining.
In accordance with our Credit Facility, all cash proceeds from these sales were used to pay down our Revolving Facility and Term Loan.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the results of the Engineered Solutions business segment, reclassified as discontinued operations for the three and nine months ended September 30, 2016 and 2017.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2017	2016	2017
	(Dollars in thousands)

Net sales	$30,165	$14,528	$89,184	$78,721
Cost of sales	23,497	14,574	74,051	71,596
Gross profit (loss)	6,668	(46)	15,133	7,125
Research and development	707	106	2,398	1,387
Selling and administrative expenses	3,983	3,561	13,474	11,360
Gain on sale of assets	—	(3,676)	—	(3,676)
Impairments	—	—	105,623	5,300
Operating income (loss)	1,978	(37)	(106,362)	(7,246)
Other income	(3)	(56)	(75)	(71)
Interest expense	783	—	2,452	1,131
Income (loss) from discontinued operations before income taxes	1,198	19	(108,739)	(8,306)
Provision for (benefit from) income taxes on discontinued operations	64	(3,215)	(1,171)	(3,424)
Income (loss) from discontinued operations	$1,134	$3,234	$(107,568)	$(4,882)
The significant components of our Statements of Cash Flows for the Engineered Solutions business segment held for sale are as follows:

	For the Nine Months Ended September 30,
	2016	2017
	(Dollars in thousands)

Depreciation and amortization	$3,849	$2,418
Impairment	105,623	5,300
Gain on sale of assets	—	(3,676)
Inventory	(217)	13,804
Deferred income taxes	(1,172)	(3,068)
Capital expenditures	3,621	528

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the carrying value of the assets and liabilities of discontinued operations as of December 31, 2016 and September 30, 2017.

	As of December 31, 2016	As of September 30, 2017
	(Dollars in thousands)
Assets of discontinued operations:
Accounts receivable	$17,094	$10,004
Inventories	71,816	8,092
Prepaid expenses and other current assets	320	2,173
Net property plant and equipment	79,048	8,892
Other assets	12,608	746
Total assets of discontinued operations prior to impairment	180,886	29,907

Impairment	(119,907)	(14,532)

Total assets of discontinued operations	$60,979	$15,375

Liabilities of discontinued operations:
Accounts payable	$7,253	$1,270
Accrued income and other taxes	2,326	238
Other accrued liabilities	10,463	10,449
Total current liabilities of discontinued operations	20,042	11,957

Other long-term obligations	850	581

Total liabilities of discontinued operations	$20,892	$12,538

(3)	Segment Reporting

We previously operated two reportable business segments, Industrial Materials and Engineered Solutions. During 2016 the Company decided to sell the businesses that comprised our Engineered Solutions segment to focus on our Industrial Materials segment. During the second quarter of 2016 the Engineered Solutions segment qualified as held for sale status and as such the related results have been excluded from continuing operations. See Note 2 "Discontinued Operations and Assets Held for Sale" for significant components of the results of our Engineered Solutions segment.
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information concerning our reportable segment is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2017	2016	2017
	(Dollars in thousands)
Net sales to external customers:
Industrial Materials	$111,590	$137,245	$322,530	$358,298

Operating (loss) income:
Industrial Materials	(14,238)	8,308	(50,776)	4,218
Corporate, R&D and Other expenses	(5,413)	(6,407)	(18,908)	(17,203)
Total operating (loss) income	$(19,651)	$1,901	$(69,684)	$(12,985)

Reconciliation of segment operating loss to loss before provision for income taxes
Other expense (income), net	$(567)	$(643)	$(1,528)	$3,610
Interest expense	6,964	7,792	19,860	23,240
Interest income	(158)	(58)	(169)	(320)
Loss from continuing operations before provision for income taxes	$(25,890)	$(5,190)	$(87,847)	$(39,515)

(4)	Benefit Plans
The components of our consolidated net pension costs are set forth in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2017	2016	2017
	(Dollars in thousands)
Service cost	$506	$496	$1,517	$1,487
Interest cost	1,498	1,385	4,494	4,154
Expected return on plan assets	(1,307)	(1,389)	(3,922)	(4,166)
Net cost	$697	$492	$2,089	$1,475
The components of our consolidated net postretirement costs are set forth in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2017	2016	2017
	(Dollars in thousands)
Service cost	$1	$1	$3	$1
Interest cost	272	241	815	724
Net cost	$273	$242	$818	$725

(5)	Goodwill and Other Intangible Assets
We are required to review goodwill and indefinite-lived intangible assets annually for impairment. Goodwill impairment is tested at the graphite electrodes reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The following tables represent the changes in the carrying value of goodwill and intangibles for the nine months ended September 30, 2017:

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Goodwill
Balance as of December 31, 2016	$171,117
Adjustments	—
Balance as of September 30, 2017	$171,117

Intangible Assets
	As of December 31, 2016			As of September 30, 2017
	Gross Carrying Amount	Accumulated Amortization & Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization & Impairment	Net Carrying Amount
	(Dollars in Thousands)
Trade name	$22,500	$(3,235)	$19,265	$22,500	$(4,954)	$17,546
Technological know-how	55,300	(10,397)	44,903	55,300	(15,646)	39,654
Customer –related intangible	64,500	(6,177)	58,323	64,500	(9,527)	54,973
Total finite-lived intangible assets	$142,300	$(19,809)	$122,491	$142,300	$(30,127)	$112,173
Amortization expense of acquired intangible assets was $3.5 million and $10.7 million in the three and nine months ended September 30, 2016 and $3.4 million and $10.3 million in the three and nine months ended September 30, 2017. Estimated amortization expense will approximate $3.3 million in the remainder of 2017, $12.9 million in 2018, $12.2 million in 2019, $11.4 million in 2020 and $10.7 million in 2021.

(6)	Debt and Liquidity
The following table presents our long-term debt:

	As of December 31, 2016	As of September 30, 2017
	(Dollars in thousands)
Credit Facility (Revolving Facility and Term Loan Facility)	$90,731	$54,076
Senior Notes	274,132	278,959
Other Debt	569	677
Total Debt	365,432	333,712
Less: Short-term Debt	(8,852)	(13,282)
Long-term Debt	$356,580	$320,430
The fair value of debt, which was determined using Level 2 inputs, was $347.4 million versus a book value of $333.7 million as of September 30, 2017. As a result of our acquisition by Brookfield and the resulting purchase price accounting adjustments, our Senior Notes were adjusted to their fair market value as of August 15, 2015. The discount to fair value will be accreted over the remaining term of the Notes.
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
With this amendment, the Company has full access to the $225 million Revolving Facility, subject to the $25 million minimum liquidity requirement. As of September 30, 2017, the Company had $35.3 million of borrowings on the Revolving Facility and $11.6 million of letters of credit drawn against the Revolving Facility.
The $40 million Term Loan Facility was fully drawn on August 11, 2015, in connection with the repayment of the Senior Subordinated Notes. The balance of the Term Loan Facility was $18.8 million as of September 30, 2017.
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

(7)	Inventories
Inventories are comprised of the following:

	As of December 31, 2016	As of September 30, 2017
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$54,469	$55,492
Work in process	52,379	65,349
Finished goods	49,263	43,727
Total	$156,111	$164,568
We recorded lower of cost or market inventory adjustments of $19.5 million and $1.8 million in the nine months ended September 30, 2016 and September 30, 2017, respectively. The decrease is attributable to the reduction in product costs and increases in prices.
(8) Interest Expense
The following tables present the components of interest expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2017	2016	2017
	(Dollars in thousands)
Interest incurred on debt	$5,306	$6,097	$15,020	$18,183
Accretion of fair value adjustment on Senior Notes	1,581	1,618	4,715	4,826
Amortization of debt issuance costs	77	77	125	231
Total interest expense	$6,964	$7,792	$19,860	$23,240
Interest Rates
The Revolving Facility and Term Loan Facility had an effective interest rate of 5.52% and 5.99% as of December 31, 2016 and September 30, 2017, respectively. The Senior Notes have a fixed interest rate of 6.375%.

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
Litigation has been pending in Brazil brought by employees seeking to recover additional amounts under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil), plus interest thereon. Prior to October 1, 2015, we were not party to such litigation. Companies in Brazil have recently settled claims arising out of these provisions and, in May 2015, the litigation was remanded, in favor of the employees, by the Brazil Supreme Court to the lower courts for further proceedings which included procedural aspects of the case, such as admissibility of instruments filed by the parties. We cannot predict the outcome of such litigation. On October 1, 2015, an action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. In the 1st quarter 2017, this case was ruled in favor of the employees at the state court level. The Company has appealed and intends to vigorously defend itself. The claims specify neither the employees covered nor the amount of damages sought, therefore a range of potential losses cannot be estimated.
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the nine months ended September 30, 2017, are presented below:

(Dollars in thousands)
Balance as of December 31, 2016	$969
Product warranty adjustments	(210)
Accruals and Payments	(290)
Balance as of September 30, 2017	$469

(10)	Income Taxes
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
The following tables summarize the provision for income taxes for the three and nine months ended September 30, 2016 and September 30, 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2017	2016	2017
	(Dollars in thousands)

Tax (benefit) expense	$(1,789)	$1,963	$(7,675)	$3,249
Pretax loss	(25,890)	(5,190)	(87,847)	(39,515)
Effective tax rates	6.9%	(37.8)%	8.7%	(8.2)%
For the three and nine months ended September 30, 2016 and 2017 the effective tax rate differs from the U.S. statutory rate of 35% primarily due to recent losses in the U.S. and Switzerland where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries taxed at different rates. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2017, we had unrecognized tax benefits of $2.6 million, $2.3 million of which, if recognized, would have a favorable impact on our effective tax rate.
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. All U.S. federal tax years prior to 2014 are generally closed by statute or have been audited and settled with the applicable domestic tax authorities. All other jurisdictions are still open to examination beginning after 2010.

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
Foreign currency derivatives
We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures such as foreign currency denominated debt, sales, receivables, payables, and purchases. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. There was no ineffectiveness on these contracts designated as hedging instruments during the nine months ended September 30, 2016 and 2017, respectively.
In 2016 and 2017, we entered into foreign currency derivatives denominated in the Mexican peso, South African rand, Brazilian real, euro and Japanese yen. These derivatives were entered into to protect the risk that the eventual cash flows resulting from commercial and business transactions may be adversely affected by changes in exchange rates between the U.S. dollar and the Mexican peso, euro, South African rand and Japanese yen. As of September 30, 2017, we had outstanding Mexican peso, euro, and Japanese yen currency contracts with an aggregate notional amount of $18.8 million. The foreign currency derivatives outstanding as of September 30, 2017, have maturities through December 29, 2017.
Commodity derivative contracts
We periodically enter into derivative contracts for certain refined oil products and natural gas. These contracts are entered into to protect against the risk that eventual cash flows related to these products may be adversely affected by future changes in prices. As of September 30, 2017, we had no outstanding derivative swap contracts for refined oil products or natural gas.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net Investment Hedges
We use certain intercompany debt to hedge a portion of our net investment in our foreign operations against currency exposure (net investment hedge). Intercompany debt denominated in foreign currency and designated as a non-derivative net investment hedging instrument was $13.3 million and $13.5 million as of December 31, 2016 and September 30, 2017, respectively. Within the currency translation adjustment portion of other comprehensive income, we recorded losses of $0.9 million and $1.5 million for the three and nine months ended September 30, 2016, respectively. We incurred a gain of $0.5 million and a loss of $0.2 million in the three and nine months ended September 30, 2017, respectively, resulting from these net investment hedges.

(12)	Guarantor Information

On November 20, 2012, GrafTech International Ltd. (the “Parent”) issued $300 million aggregate principal amount of Senior Notes. The Senior Notes mature on November 15, 2020 and bear interest at a rate of 6.375% per year, payable semi-annually in arrears on May 15 and November 15 of each year. The Senior Notes are guaranteed on a senior basis by the following wholly-owned direct and indirect subsidiaries of the Parent: GrafTech Finance Inc., GrafTech Holdings Inc., GrafTech USA LLC, Seadrift Coke LP, GrafTech Global Enterprises Inc., GrafTech International Holdings Inc., GrafTech DE LLC, GrafTech Seadrift Holding Corp, GrafTech Technology LLC, GrafTech NY Inc., and Graphite Electrode Network LLC.
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
    The following tables set forth condensed consolidating balance sheets as of December 31, 2016 and September 30, 2017, condensed consolidating statements of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2017 and the condensed consolidating statements of cashflows for the nine months ended September 30, 2016 and 2017.

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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of September 30, 2017
(in thousands)
					Consolidating
			Non-		Entries and
	Parent	Guarantors	Guarantors		Eliminations		Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,117	$15,259		$—		$16,376
Accounts receivable - affiliates	51,592	9,022	25,510		(86,124)		—
Accounts receivable - trade	—	9,262	70,870		—		80,132
Inventories	—	41,118	123,450				164,568
Prepaid and other current assets	555	3,641	15,782		—		19,978
Current assets of discontinued operations	—	10,083	5,447		(155)		15,375
Total current assets	52,147	74,243	256,318		(86,279)		296,429

Investment in affiliates	839,335	592,304	—		(1,431,639)		—
Property, plant and equipment	—	179,635	329,829		—		509,464
Deferred income taxes	—	—	19,220		—		19,220
Goodwill	—	70,399	100,718		—		171,117
Notes receivable - affiliate		61,006	—		(61,006)		—
Other assets	—	61,554	62,224		—		123,778
Total Assets	$891,482	$1,039,141	$768,309		$(1,578,924)		$1,120,008

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - affiliate	$825	$77,103	$8,196		$(86,124)		$—
Accounts payable - trade	—	10,392	47,984		—		58,376
Short-term debt	—	4,334	8,948		—		13,282
Accrued income and other taxes	—	1,686	6,445		—		8,131
Other accrued liabilities	7,225	9,350	17,452		—		34,027
Liabilities of discontinued operations	—	8,805	3,307		(155)		11,957
Total current liabilities	8,050	111,670	92,332		(86,279)		125,773

Long-term debt - affiliate	53,593	—	7,413		(61,006)		—
Long-term debt - third party	278,959	40,595	876		—		320,430
Other long-term obligations	—	45,882	33,094		—		78,976
Deferred income taxes	—	1,283	42,085		—		43,368
Long-term liabilities of discontinued operations	—	376	205	—	—	—	581
Stockholders' equity	550,880	839,335	592,304		(1,431,639)		550,880
Total Liabilities and Stockholders' Equity	$891,482	$1,039,141	$768,309		$(1,578,924)		$1,120,008

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three months ended September 30, 2016
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$16,334	$10,078	$(26,412)		$—
Sales - third party	—	21,891	89,699	—		111,590
Net sales	—	38,225	99,777	(26,412)		111,590
Cost of sales	—	36,886	103,128	(26,412)		113,602
Additions to lower cost or market inventory reserve	—	1,915	2,983	—		4,898
Gross loss	—	(576)	(6,334)	—		(6,910)

Research and development	—	526	—	—		526
Selling and administrative expenses	—	3,906	8,309	—		12,215
Operating loss	—	(5,008)	(14,643)	—		(19,651)

Other expense (income), net	—	287	(854)	—		(567)
Interest expense - affiliate	268	—	—	(268)		—
Interest expense - third party	6,362	473	129	—		6,964
Interest income - affiliate	—	(268)	—	268		—
Interest income - third party	—	—	(158)	—		(158)
Loss from continuing operations before provision for income taxes	(6,630)	(5,500)	(13,760)	—	`	(25,890)

Provision for income taxes	—	123	(1,912)	—		(1,789)
Equity in loss from continuing operations of subsidiary	(17,471)	(11,848)	—	29,319		—
Net loss from continuing operations	(24,101)	(17,471)	(11,848)	29,319		(24,101)

Income from discontinued operations, net of tax	—	958	176	—		1,134
Equity in income from discontinued operations	1,134	176	—	(1,310)		—
Net income from discontinued operations	1,134	1,134	176	(1,310)		1,134

Net loss	$(22,967)	$(16,337)	$(11,672)	$28,009		$(22,967)

Statements of Comprehensive Income (Loss)

Net loss	$(22,967)	$(16,337)	$(11,672)	$28,009		$(22,967)
Other comprehensive income	2,418	2,418	2,418	(4,836)		2,418
Comprehensive loss	$(20,549)	$(13,919)	$(9,254)	$23,173		$(20,549)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three months ended September 30, 2017
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$23,063	$22,665	$(45,728)		$—
Sales - third party	—	32,617	104,628	—		137,245
Net sales	—	55,680	127,293	(45,728)		137,245
Cost of sales	—	58,380	107,768	(45,728)		120,420
Additions to lower of cost or market inventory reserve	—	—	264	—		264
Gross (loss) profit	—	(2,700)	19,261	—		16,561

Research and development	—	1,338	—	—		1,338
Selling and administrative expenses	—	3,471	9,851	—		13,322
Operating (loss) income	—	(7,509)	9,410	—		1,901

Other expense (income), net	1	229	(873)	—		(643)
Interest expense - affiliate	916	—	—	(916)		—
Interest expense - third party	6,399	1,264	129	—		7,792
Interest income - affiliate	—	(916)		916		—
Interest income - third party	—	—	(58)	—		(58)
(Loss) income from continuing operations before provision for income taxes	(7,316)	(8,086)	10,212	—	`	(5,190)

(Benefit from) provision for income taxes	—	(524)	2,487	—		1,963
Equity in income from continuing operations of subsidiary	163	7,725	—	(7,888)		—
Net (loss) income from continuing operations	(7,153)	163	7,725	(7,888)		(7,153)

Income (loss) income from discontinued operations, net of tax	—	7,637	(4,403)	—		3,234
Equity in income (loss) from discontinued operations	3,234	(4,403)	—	1,169		—
Net income (loss) from discontinued operations	3,234	3,234	(4,403)	1,169		3,234

Net (loss) income	$(3,919)	$3,397	$3,322	$(6,719)		$(3,919)

Statements of Comprehensive Income (Loss)

Net (loss) income	$(3,919)	$3,397	$3,322	$(6,719)		$(3,919)
Other comprehensive income	7,546	7,546	7,546	(15,092)		7,546
Comprehensive income	$3,627	$10,943	$10,868	$(21,811)		$3,627

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Nine Months Ended September 30, 2016
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$95,471	$45,802	$(141,273)		$—
Sales - third party	—	64,534	257,996	—		322,530
Net sales	—	160,005	303,798	(141,273)		322,530
Cost of sales	—	142,299	330,271	(141,273)		331,297
Additions to lower cost or market inventory reserve	—	5,697	13,826	—		19,523
Gross profit (loss)	—	12,009	(40,299)	—		(28,290)

Research and development	—	1,964	—	—		1,964
Selling and administrative expenses	—	13,695	25,735	—		39,430
Operating (loss) income	—	(3,650)	(66,034)	—		(69,684)

Other expense (income), net	6	1,029	(2,563)	—		(1,528)
Interest expense - affiliate	702	—	—	(702)		—
Interest expense - third party	19,059	527	274	—		19,860
Interest income - affiliate	—	(702)	—	702		—
Interest income - third party	—	—	(169)	—		(169)
Income (Loss) from continuing operations before provision for income taxes	(19,767)	(4,504)	(63,576)	—	`	(87,847)

Provision for (benefit from) income taxes	—	378	(8,053)	—		(7,675)
Equity in loss from continuing operations of subsidiary	(60,405)	(55,523)	—	115,928		—
Net loss from continuing operations	(80,172)	(60,405)	(55,523)	115,928		(80,172)

Loss from discontinued operations, net of tax	—	(104,372)	(3,196)	—		(107,568)
Equity in loss from discontinued operations	(107,568)	(3,196)	—	110,764		—
Net loss from discontinued operations	(107,568)	(107,568)	(3,196)	110,764		(107,568)

Net loss	$(187,740)	$(167,973)	$(58,719)	$226,692		$(187,740)

Statements of Comprehensive Income (Loss)

Net loss	$(187,740)	$(167,973)	$(58,719)	$226,692		$(187,740)
Other comprehensive income	14,119	14,119	14,119	(28,238)		14,119
Comprehensive loss	$(173,621)	$(153,854)	$(44,600)	$198,454		$(173,621)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2017
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Sales - affiliates	$—	$69,860	$47,373	$(117,233)		$—
Sales - third party	—	76,980	281,318	—		358,298
Net sales	—	146,840	328,691	(117,233)		358,298
Cost of sales	—	150,164	296,269	(117,233)		329,200
Additions to lower of cost or market inventory reserve	—	934	839	—		1,773
Gross (loss) profit	—	(4,258)	31,583	—		27,325

Research and development	—	3,110	—	—		3,110
Selling and administrative expenses	—	10,740	26,460	—		37,200
Operating (loss) profit	—	(18,108)	5,123	—		(12,985)

Other expense (income), net	7	665	2,938	—		3,610
Interest expense - affiliate	2,363	—	—	(2,363)		—
Interest expense - third party	19,170	3,739	331	—		23,240
Interest income - affiliate	—	(2,363)	—	2,363		—
Interest income - third party	—	—	(320)	—		(320)
(Loss) income from continuing operations before provision for income taxes	(21,540)	(20,149)	2,174	—	`	(39,515)

(Benefit from) provision for income taxes	—	(270)	3,519	—		3,249
Equity in loss from continuing operations of subsidiary	(21,224)	(1,345)	—	22,569		—
Net loss from continuing operations	(42,764)	(21,224)	(1,345)	22,569		(42,764)

Income (loss) from discontinued operations, net of tax	77	(143)	(4,816)	—		(4,882)
Equity in loss from discontinued operations	(4,959)	(4,816)	—	9,775		—
Net loss from discontinued operations	(4,882)	(4,959)	(4,816)	9,775		(4,882)

Net loss	$(47,646)	$(26,183)	$(6,161)	$32,344		$(47,646)

Statements of Comprehensive Income (Loss)

Net loss	$(47,646)	$(26,183)	$(6,161)	$32,344		$(47,646)
Other comprehensive income	21,141	21,141	21,141	(42,282)		21,141
Comprehensive (loss) income	$(26,505)	$(5,042)	$14,980	$(9,938)		$(26,505)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities:	$(9,568)	$19,207	$19,092	$—	$28,731

Cash flow from investing activities:
(Loans to) repayments from affiliates	—	(9,568)	—	9,568	—
Capital expenditures	—	(7,453)	(14,804)	—	(22,257)
Other	—	—	(1,171)	—	(1,171)
Proceeds from sale of fixed assets	—	458	227	—	685
Net cash (used in) provided by investing activities	—	(16,563)	(15,748)	9,568	(22,743)

Cash flow from financing activities:
Loans from (Repayments to) affiliates	9,568	—	—	(9,568)	—
Short-term debt, net	—	3	500	—	503
Revolving Facility borrowings	—	35,000	5,000	—	40,000
Revolving Facility reductions	—	(36,000)	(5,000)	—	(41,000)
Principal payments on long term debt	—	(104)	—	—	(104)
Revolver facility refinancing	—	(922)	—	—	(922)
Net cash provided by (used in) financing activities	9,568	(2,023)	500	(9,568)	(1,523)

Net change in cash and cash equivalents	—	621	3,844	—	4,465
Effect of exchange rate changes on cash and cash equivalents	—	—	755	—	755
Cash and cash equivalents at beginning of period	—	646	6,281	—	6,927
Cash and cash equivalents at end of period	$—	$1,267	$10,880	$—	$12,147

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2017
(in thousands)
				Consolidating
			Non-	Entries and
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities:	$(9,660)	$25,784	$42,076	$(24,619)	$33,581

Cash flow from investing activities:
Loans to affiliates	—	(9,660)	—	9,660	—
Capital expenditures	—	(2,835)	(20,193)	—	(23,028)
Proceeds from sale of assets	—	433	3,605	—	4,038
Proceeds from divestitures	—	26,818	—	—	26,818
Net cash provided by (used in) investing activities	—	14,756	(16,588)	9,660	7,828

Cash flow from financing activities:
Loans from affiliates	9,660	—	—	(9,660)	—
Dividends to affiliates	—	—	(24,619)	24,619	—
Short-term debt, net	—	2,803	3,142	—	5,945
Revolving Facility borrowings	—	35,000	—	—	35,000
Revolving Facility reductions	—	(77,755)	—	—	(77,755)
Principal payments on long term debt	—	(107)	—	—	(107)
Net cash provided by (used in) financing activities	9,660	(40,059)	(21,477)	14,959	(36,917)

Net change in cash and cash equivalents	—	481	4,011	—	4,492
Effect of exchange rate changes on cash and cash equivalents	—	—	274	—	274
Cash and cash equivalents at beginning of period	—	636	10,974	—	11,610
Cash and cash equivalents at end of period	$—	$1,117	$15,259	$—	$16,376

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
Our expectations and targets are not predictors of actual performance and historically our performance has deviated, often significantly, from our expectations and targets. Actual future events and circumstances (including future results and trends) could differ materially, positively or negatively, from those set forth in these statements due to various factors. These factors include:

•
the possibility that additions to capacity for producing electric arc furnace ("EAF") steel, increases in overall EAF steel production capacity, and increases or other changes in steel production may not occur or may not occur at the rates that we anticipate or may not be as geographically distributed as we anticipate;

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

•
the possibility that there will be an adverse determination in litigation pending in Brazil involving disputes related to the proper interpretation of certain collectively bargained wage increase provisions applicable to both us and other employers in the Bahia region;

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

Global Economic Conditions, Outlook and Business Overview

Outlook. We are impacted in varying degrees, both positively and negatively, as global, regional or country conditions fluctuate. Our discussions about market data and global economic conditions below are based on or derived from published industry accounts and statistics.
In its July, 2017 report, the International Monetary Fund (IMF) confirmed its April estimated global growth rate of 3.5 percent for 2017 and 3.6 percent for 2018. The IMF noted that the unchanged global growth projections mask somewhat different contributions at a country level. U.S. growth projections are lower than in April reflecting the assumption that fiscal policy will be less expansionary going forward than previously anticipated. Growth estimated for Japan and the Euro area have increased due to "positive surprises to activity in late 2016 and early 2017". The IMF estimates for China have also been revised upwards since April 2017 due to a strong first quarter of 2017.
In its short range outlook released on October 16, 2017, the World Steel Association (WSA) forecasts that global steel demand will increase to 1,622 million tons in 2017 and 1,648 in 2018. Additionally, WSA estimates global steel production outside of China will grow 2.8% in 2017 and 3.0% in 2018. WSA noted that both advanced and developing economies are exhibiting stronger economic momentum this year. Confidence and investment sentiments are improving in a large part of the world despite some financial market volatility and growing concern of stock market overvaluation.
The graphite electrode industry has historically followed the growth of the electric arc furnace ("EAF") steel producing industry and to a lesser extent, the steel industry as a whole. Recent macroeconomic and industry-specific conditions have created significant increases in demand for graphite electrodes. First, Chinese steel exports have been reduced in 2017, leading to increased steel production outside of China which are the markets that we serve. The share of steel produced by EAF as compared to blast furnaces is significantly higher outside of China resulting in increased overall EAF production and increased demand for electrodes. Additionally, economic advantages that traditional blast furnace steel shops were experiencing in the recent past due to lower raw material costs have subsided, allowing EAF production and blast furnace production economics to be more in line with their historical balance. Finally, recent environmental restrictions imposed on Chinese manufacturing facilities has decreased graphite electrode production in China. Prior to this improvement in demand the electrode industry experienced a five year extended downturn resulting in a reduction of electrode capacity of approximately 200,000 metric tons (or approximately 20%) outside of China.
The culmination of these factors has led to considerable concern over the graphite electrode industry's ability to meet customers' demand in 2018. As a result, there has been a significant increase in the current spot market price of graphite electrodes. There are indications that this demand and supply imbalance could be an issue that persists for some time. As a result, we have begun an initiative to offer three to five year supply contracts to our strategic customers. We believe that these contracts will benefit our customers by providing them with long-term security of supply. This would also give us greater certainty to invest in our facilities to continue to provide the level of service, quality, and reliability that our customers expect and value.
Since our acquisition by Brookfield two years ago, we have improved our operating performance by refocusing on our core electrode business, divesting of non-core segments, optimizing production and improving productivity at our low-cost plants, improving electrode performance, enhancing commercial strategy and reducing corporate overhead.  These actions have resulted in over $100 million of sustainable operating improvements.  This, along with the benefit of vertical integration in needle coke, positions us to be one of the most reliable, lowest cost, highest quality producers of graphite electrodes in our industry.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Results of Operations and Segment Review
The Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2017
The tables presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our MD&A, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	Three Months Ended September 30,
	2016	2017
	(Dollars in thousands)

Net sales	$111,590	$137,245
Cost of sales	113,602	120,420
Additions to lower of cost or market inventory reserve	4,898	264
Gross (loss) profit	(6,910)	16,561
Research and development	526	1,338
Selling and administrative expenses	12,215	13,322
Operating (loss) income	(19,651)	1,901
Other expense (income), net	(567)	(643)
Interest expense	6,964	7,792
Interest income	(158)	(58)
Loss from continuing operations before provision for income taxes	(25,890)	(5,190)
(Benefit from) provision for income taxes	(1,789)	1,963
Net loss from continuing operations	(24,101)	(7,153)
Income from discontinued operations, net of tax	1,134	3,234
Net loss	$(22,967)	$(3,919)
Net sales. Net sales increased from $111.6 million in the three months ended September 30, 2016 to $137.2 million in the three months ended September 30, 2017. The increase was primarily driven by an 18% increase in the weighted average sales price of graphite electrodes. Additionally, increased graphite electrode volumes contributed $6.2 million of additional revenue and we benefited from $2.1 million of advantageous foreign currency impacts.
Cost of sales. We experienced increases in cost of sales from $113.6 million in the three months ended September 30, 2016 to $120.4 million in the three months ended September 30, 2017. This increase was primarily the result of increased graphite electrode volumes increasing costs by $4.4 million. Additionally, costs were negatively impacted by $3.0 million of foreign currency impact and $2.1 million of cost resulting from damage to our Seadrift facility from Hurricane Harvey. Partially offsetting these increases were lower depreciation expense and lower per-unit cost. Depreciation decreased as a result of purchase price adjustments that have fully depreciated and per-unit cost decreases were driven primarily by our rationalization initiatives over the last three years, continued cost control initiatives and optimization of our graphite electrode plant capacity.
Lower of cost or market inventory adjustment. In the three months ended September 30, 2016, we incurred a lower of cost or market adjustment of $4.9 million in certain product lines within our graphite electrode business reflecting decreased pricing. This adjustment totaled $0.3 million in the same period of 2017. The decrease is attributable to the reduction in product costs and improvement in sales prices in the three months ended September 30, 2017 as compared to the same period of 2016.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Interest Expense. Interest expense increased from $7.0 million in the three months ended September 30, 2016, to $7.8 million in the three months ended September 30, 2017 primarily due to an increase in the variable interest rate on our Revolving Credit Facility.
Income from Discontinued Operations. Our income from discontinued operations increased from $1.1 million for the three months ended September 30, 2016 to $3.2 million in the three months ended September 30, 2017. The 2016 results included three months of results from our AET business that was sold on July 3, 2017.
Segment operating income (loss). The following table represents a reconciliation of our segment operating income (loss) to total operating income (loss):

	Three Months Ended September 30,
	2016	2017
	(Dollars in thousands)

Industrial Materials	$(14,238)	$8,308
Corporate, R&D and Other Expenses	(5,413)	(6,407)
Total operating (loss) income	$(19,651)	$1,901
Provision for income taxes. The following table summarizes the expense/(benefit) for income taxes:

	Three Months Ended September 30,
	2016	2017
	(Dollars in thousands)

Tax (benefit) expense	$(1,789)	$1,963
Pretax loss	(25,890)	(5,190)
Effective tax rates	6.9%	(37.8)%
For the three months ended September 30, 2016 and 2017, the effective tax rate differs from the U.S. statutory rate of 35% primarily due to recent losses in the U.S. and Switzerland where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries taxed at different rates. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

The Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2017
The tables presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our MD&A, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	For the Nine Months Ended September 30,
	2016	2017
	(Dollars in thousands)

Net sales	$322,530	$358,298
Cost of sales	331,297	329,200
Additions to lower of cost or market inventory reserve	19,523	1,773
Gross (loss) profit	(28,290)	27,325
Research and development	1,964	3,110
Selling and administrative expenses	39,430	37,200
Operating loss	(69,684)	(12,985)
Other expense (income), net	(1,528)	3,610
Interest expense	19,860	23,240
Interest income	(169)	(320)
Loss from continuing operations before provision for income taxes	(87,847)	(39,515)
(Benefit from) provision for income taxes	(7,675)	3,249
Net loss from continuing operations	(80,172)	(42,764)
Loss from discontinued operations, net of tax	(107,568)	(4,882)
Net loss	$(187,740)	$(47,646)
Net sales. Net sales increased from $322.5 million in the nine months ended September 30, 2016 to $358.3 million in the nine months ended September 30, 2017. Graphite electrode sales volume increased 10% in the nine months ended September 30, 2017 compared to the same period of 2016 driving the sales increase.
Cost of sales. Cost of sales decreased from $331.3 million in the nine months ended September 30, 2016 to $329.2 million in the nine months ended September 30, 2017. Although greater sales volume of graphite electrodes increased total cost of sales by $19.2 million, this was more than offset by lower manufacturing costs and lower depreciation expense. Manufacturing costs were $12.5 million lower driven by lower raw materials cost and lower fixed costs from our rationalization initiatives and the optimization of our production platform. Depreciation expense was $9.2 million lower which was the result of purchase price adjustments that have fully depreciated.
Lower of cost or market inventory adjustment. We incurred a lower of cost or market adjustment of $19.5 million in the nine months ended September 30, 2016 and $1.8 million in the nine months ended September 30, 2017 for certain product lines within our graphite electrode business. The year over year decrease is attributable to the reduction in product costs and improved pricing in the nine months ended September 30, 2017 as compared to the same period of 2016.
Selling and general administrative. Selling and general administrative expenses decreased from $39.4 million in the nine months ended September 30, 2016 compared to $37.2 million in the nine months ended September 30, 2017 driven primarily by continued cost reduction efforts.
Other (Income) Expense. Other expense decreased from income of $1.5 million in the nine months ended September 30, 2016, to expense of $3.6 million in the nine months ended September 30, 2017 primarily due to non-cash foreign currency impacts on non-operating assets and liabilities, partially offset by interest income received as part of the resolution of a value added tax dispute in a foreign jurisdiction.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Interest Expense. Interest expense increased from $19.9 million in the nine months ended September 30, 2016 to $23.2 million in the nine months ended September 30, 2017 primarily due to increased borrowing costs on our Revolving Credit Facility.
Loss from Discontinued Operations. Results from our discontinued operations represented a loss of $107.6 million in the nine months ended September 30, 2016 and a loss of $4.9 million in the nine months ended September 30, 2017. The decrease in loss was primarily due to a $105.6 million impairment charge to align the carrying value of assets held for sale to their estimated fair value in the nine months ended September 30, 2016 compared to an impairment of $5.3 million in the nine months ended September 30, 2017.
Segment operating income (loss). The following table represents a reconciliation of our segment operating income (loss) to total operating income (loss):

	For the Nine Months Ended September 30,
	2016	2017
	(Dollars in thousands)

Industrial Materials	$(50,776)	$4,218
Corporate, R&D and Other Expenses	(18,908)	(17,203)
Total operating loss	$(69,684)	$(12,985)
 Provision for income taxes. The following table summarizes the expense/(benefit) for income taxes:

	For the Nine Months Ended September 30,
	2016	2017
	(Dollars in thousands)

Tax (benefit) expense	$(7,675)	$3,249
Pretax loss	(87,847)	(39,515)
Effective tax rates	8.7%	(8.2)%
For the nine months ended September 30, 2017 and 2016, the effective tax rate differs from the U.S. statutory rate of 35% primarily due to losses in the U.S. and Switzerland where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries taxed at different rates. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.
 Effects of Changes in Currency Exchange Rates
When the currencies of non-U.S. countries in which we have a manufacturing facility decline (or increase) in value relative to the U.S. dollar, this has the effect of reducing (or increasing) the U.S. dollar equivalent cost of sales and other expenses with respect to those facilities. In certain countries where we have manufacturing facilities, and in certain export markets, we sell in currencies other than the dollar. Accordingly, when these currencies increase (or decline) in value relative to the dollar, this has the effect of increasing (or reducing) net sales. The result of these effects is to increase (or decrease) operating profit and net income.
Many of the non-U.S. countries in which we have a manufacturing facility have been subject to significant economic and political changes, which have significantly impacted currency exchange rates. We cannot predict changes in currency exchange rates in the future or whether those changes will have net positive or negative impacts on our net sales, cost of sales or net income.
For net sales of Industrial Materials, the impact of changes in the average exchange rates of other currencies against the U.S. dollar for the nine months ended September 30, 2017 was a increase of $0.3 million compared to the same period of 2016. The impact of the exchange rate changes on cost of sales of Industrial Materials for the nine months ended September 30, 2017 was a decrease of $0.4 million compared to the same period of 2016.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

As part of our cash management, we also have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Operations.
The remeasurement of intercompany loans and the effect of transaction gains and losses on intercompany activities resulted in a loss of $0.9 million in the nine months ended September 30, 2016 compared to a loss of $1.5 million in the nine months ended September 30, 2017.
We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by currency exchange rate changes, as described under “Part I, Item 3–Quantitative and Qualitative Disclosures about Market Risk”.
 Liquidity and Capital Resources
We believe that we have adequate liquidity to meet our needs. As of September 30, 2017, we had cash and cash equivalents of $16.4 million, long-term debt of $320.4 million, short-term debt of $13.3 million and stockholder’s equity of $551 million.
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
With this amendment, the Company has full access to the $225 million Revolving Facility, subject to the $25 million minimum liquidity requirement. As of September 30, 2017, the Company had $35.3 million of borrowings on the Revolving Facility and $11.6 million of letters of credit drawn against the Revolving Facility. In addition to the Revolving Facility, the Company has $18.8 million outstanding on its Term Loan Facility.
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
As of December 31, 2016 and September 30, 2017, approximately 75% and 84% our debt, respectfully, consisted of fixed rate or zero interest rate obligations.
Cash Flow and Plans to Manage Liquidity. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of capital expenditures, acquisitions and other factors.
The Company has access to a $225 million Revolving Facility (subject to a $25 million minimum liquidity requirement). As of September 30, 2017, the Company had $35.3 million of borrowings and $11.6 million of letters of credit, for a total of $46.9 million drawn against the Revolving Facility.
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
In the event that operating cash flows fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our Revolving Facility, to the extent available. We have sold all of our Engineered Solutions businesses within the past twelve months in accordance with our plan to divest businesses that are not core to our graphite electrode business. The cash proceeds from the sales were used to repay borrowings outstanding under the Revolving Facility and Term Loan Facility in accordance with our Credit Facility.
As of September 30, 2017, we were in compliance with all financial and other covenants contained in the Revolving Facility, as applicable.
In order to seek to minimize our credit risks, we may reduce our sales of, or refuse to sell (except for cash on delivery or under letters of credit) our products to some customers and potential customers. In the current economic environment, our customers may experience liquidity shortages or difficulties in obtaining credit, including letters of credit. Our unrecovered trade receivables worldwide have not been material during the last three years individually or in the aggregate. We cannot assure you that we will not be materially adversely affected by accounts receivable losses in the future.
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
We had positive cash flow from operating activities during 2013, 2014, 2015, 2016 and through September 30, 2017. Although the global economic environment experienced significant swings in these periods, our working capital management and cost-control initiatives allowed us to remain operating cash flow positive in both times of declining and improving operating results.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Cash Flows.
The following table summarizes our cash flow activities:

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017
	in millions
Cash flow provided by (used in):
Operating activities	$28.7	$33.6
Investing activities	$(22.7)	$7.8
Financing activities	$(1.5)	$(36.9)
Operating Activities
Cash flow from operating activities represents cash receipts and cash disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting net income (loss) for:

•	Non-cash items such as depreciation and amortization; impairment, post retirement obligations, and severance and pension plan changes;

•	Gains and losses attributed to investing and financing activities such as gains and losses on the sale of assets and unrealized currency transaction gains and losses; and

•	Changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.
The net impact of the changes in working capital (operating assets and liabilities), which are discussed in more detail below, include the impact of changes in: receivables, inventories, prepaid expenses, accounts payable, accrued liabilities, accrued taxes, interest payable, and payments of other current liabilities.
During the nine months ended September 30, 2016, changes in working capital resulted in a net source of funds of $54.0 million which was impacted by:

•	net cash inflows in accounts receivable of $9.7 million from the decrease in accounts receivable due to the collection of customer sales;

•	net cash inflows from decreases in inventory of $41.4 million, due primarily to inventory management initiatives;

•	net cash outflows from increased prepaid expense of $1.2 million due to value added tax payments; and

•	net cash inflows due to increase in accounts payable and accruals of $1.8 million primarily resulting from timing of payments.
Other uses of cash in the nine months ended September 30, 2016 included contributions to pension and other benefit plans of $8.8 million.
During the nine months ended September 30, 2017, changes in working capital resulted in a net source of funds of $22.2 million which was impacted by:

•	net cash inflows in accounts receivable of $2.0 million from the decrease in accounts receivable due to the collection of customer sales;

•	net cash inflows from decreases in inventory of $8.6 million, due primarily to inventory management initiatives;

•	net cash outflows from increased prepaid expense of $0.2 million due to advanced payments; and

•	net cash inflows due to decrease in accounts payable and accruals of $7.1 million primarily resulting from timing of payments.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Other uses of cash in the nine months ended September 30, 2017 included contributions to pension and other benefit plans of $6.7 million.
Investing Activities
Net cash used in investing activities was $22.7 million during the nine months ended September 30, 2016 and included capital expenditures of $22.3 million and $1.2 million related to cash settlements of derivative instruments.
Net cash provided by investing activities was $7.8 million during the nine months ended September 30, 2017 resulting from proceeds from divestitures and fixed asset sales totaling $30.8 million, partially offset by capital expenditures of $23.0 million.
 Financing Activities
Net cash inflow from financing activities was $1.5 million during the nine months ended September 30, 2016, resulting from net borrowings $0.5 million under our Revolving Facility and fees paid for the refinancing of our revolving credit facility totaling $0.9 million.
Net cash outflow from financing activities was $36.9 million during the nine months ended September 30, 2017, resulting from net payments on our Revolving Facility.
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
The outstanding foreign currency derivatives as of December 31, 2016 represented a net unrealized loss of $0.2 million and a loss of $0.1 million as of September 30, 2017.
Energy Commodity Management. We periodically enter into commodity derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas and refined oil product exposure. We had no outstanding commodity derivative contracts as of September 30, 2017.
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
Sensitivity Analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our foreign currency derivatives and our commodity derivatives. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of September 30, 2017, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a corresponding decrease of $0.7 million or a corresponding increase of $0.7 million, respectively, in the fair value of the foreign currency hedge portfolio. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
We had no interest rate derivative instruments outstanding as of September 30, 2017. A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $0.7 million for the nine months ended September 30, 2017.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective at the reasonable assurance level as of September 30, 2017.
Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2017 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

GRAFTECH INTERNATIONAL LTD.
Date:	October 25, 2017	By:	/s/ Quinn J. Coburn
Quinn J. Coburn
Vice President and Chief Financial Officer (Principal Financial Officer)