Form 10-Q
period 2018-03-31
GRAFTECH INTERNATIONAL LTD
filed 2018-05-07
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2018
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Emerging Growth Company ☒
Non-Accelerated Filer ☒	Smaller Reporting Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a)of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of April 16, 2018, 302,225,923 shares of common stock, par value $.01 per share, were outstanding.

Presentation of Financial, Market and Legal Data
We present our financial information on a consolidated basis. Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.
Unless otherwise specifically noted, market and market share data in this Report are our own estimates or derived from sources described in our most recently filed Registration Statement on Form S-1. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Forward Looking Statements” and “Risk Factors” in this Report. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources has consented to the disclosure or use of data in this Report.
Forward Looking Statements
Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report may contain forward‑looking statements that reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward‑looking statements by the use of forward‑looking words such as “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “intend,” “should,” “would,” “could,” “target,” “goal,” “continue to,” “positioned to” or the negative version of those words or other comparable words. Any forward‑looking statements contained in this report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward‑looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. These forward‑looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

•	our history of net losses and the possibility that we may not achieve or maintain profitability in the future;

•	the possibility that we are unable to implement our business strategies, including our initiative to secure and maintain three‑ to five‑year take‑or‑pay customer contracts, in an effective manner;

•	the possibility that new tax legislation could adversely affect us or our stockholders;

•	the fact that pricing for graphite electrodes has historically been cyclical and, in the future, the price of graphite electrodes will likely decline from recent record highs;

•	the sensitivity of our business and operating results to economic conditions;

•	our dependence on the global steel industry generally and the EAF steel industry in particular;

•	the possibility that global graphite electrode overcapacity may adversely affect graphite electrode prices;

•	the competitiveness of the graphite electrode industry;

•	our dependence on the supply of petroleum needle coke;

•	our dependence on supplies of raw materials (in addition to petroleum needle coke) and energy;

•	the legal, economic, social and political risks associated with our substantial operations in multiple countries;

•	the possibility that fluctuation of foreign currency exchange rates could materially harm our financial results;

•
the possibility that our results of operations could deteriorate if our manufacturing operations were substantially disrupted for an extended period, including as a result of equipment failure, climate change, natural disasters, public health crises, political crises or other catastrophic events;

•	the possibility that plant capacity expansions may be delayed or may not achieve the expected benefits;

•	our dependence on third parties for certain construction, maintenance, engineering, transportation, warehousing and logistics services;

•	the possibility that we are unable to recruit or retain key management and plant operating personnel or successfully negotiate with the representatives of our employees, including labor unions;

•	the possibility that we may divest or acquire businesses, which could require significant management attention or disrupt our business;

•	the sensitivity of goodwill on our balance sheet to changes in the market;

•	the possibility that we are subject to information technology systems failures, cybersecurity attacks, network disruptions and breaches of data security;

•	our dependence on protecting our intellectual property;

•	the possibility that third parties may claim that our products or processes infringe their intellectual property rights;

•	the possibility that our manufacturing operations are subject to hazards;

•	changes in, or more stringent enforcement of, health, safety and environmental regulations applicable to our manufacturing operations and facilities;

•	the possibility that significant changes in our jurisdictional earnings mix or in the tax laws of those jurisdictions could adversely affect our business;

•	the possibility that our indebtedness could limit our financial and operating activities or that our cash flows may not be sufficient to service our indebtedness;

•	the possibility that restrictive covenants in our financing agreements could restrict or limit our operations;

•	the possibility that our cash flows are insufficient to service our indebtedness;

•	the fact that borrowings under certain of our existing financing agreements subjects us to interest rate risk;

•	the possibility of a lowering or withdrawal of the ratings assigned to our debt;

•	the possibility that disruptions in the capital and credit markets adversely affect our results of operations, cash flows and financial condition, or those of our customers and suppliers;

•	the possibility that highly concentrated ownership of our common stock may prevent minority stockholders from influencing significant corporate decisions;

•	the fact that certain of our stockholders have the right to engage or invest in the same or similar businesses as us;

•	the fact that certain provisions of our Amended and Restated Certificate of Incorporation and our Amended and Restated By‑Laws could hinder, delay or prevent a change of control;

•	the fact that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders;

•
our expectation to be a “controlled company” within the meaning of the NYSE corporate governance standards, which would allow us to qualify for exemptions from certain corporate governance requirements; and

•	other risks described in the “Risk Factors” section of this report.
These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. The forward‑looking statements made in this report relate only to events as of the date on which the statements are made. We do not undertake any obligation to publicly update or review any forward‑looking statement except as required by law, whether as a result of new information, future developments or otherwise.
If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we may have expressed or implied by these forward‑looking statements. We caution that you should not place undue reliance on any of our forward‑looking statements. You should specifically consider the factors identified in this report that could cause actual results to differ before making an investment decision to purchase our common stock. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.
All subsequent written and oral forward looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as otherwise required to be disclosed in periodic reports required to be filed by public companies with the SEC pursuant to the SEC's rules, we have no duty to update these statements.
For a more complete discussion of these and other factors, see “Risk Factors” in Part II of this report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
Unuaudited

	As of March 31, 2018	As of December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$138,373	$13,365
Accounts and notes receivable, net of allowance for doubtful accounts of $994 as of March 31, 2018 and $1,097 as of December 31, 2017	252,216	116,841
Inventories	202,518	174,151
Prepaid expenses and other current assets	35,563	44,872
Current assets of discontinued operations	2,406	5,313
Total current assets	631,076	354,542
Property, plant and equipment	662,004	642,651
Less: accumulated depreciation	143,862	129,810
Net property, plant and equipment	518,142	512,841
Deferred income taxes	19,678	30,768
Goodwill	171,117	171,117
Other assets	127,165	129,835
Total assets	$1,467,178	$1,199,103
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,178	$69,110
Short-term debt	52,394	16,474
Accrued income and other taxes	22,451	9,737
Other accrued liabilities	32,508	53,226
Current liabilities of discontinued operations	2,849	3,412
Total current liabilities	189,380	151,959
Long-term debt	1,421,265	322,900
Other long-term obligations	80,176	68,907
Deferred income taxes	52,166	41,746
Long-term liabilities of discontinued operations	376	376
Contingencies – Note 9
Stockholders’ equity:
Preferred stock, par value $.01, 300,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 3,000,000,000 shares authorized, 302,225,923 shares issued as of March 31, 2018 and December 31, 2017*	3,022	3,022
Additional paid-in capital	851,315	851,315
Accumulated other comprehensive income	19,216	20,289
Accumulated deficit	(1,149,738)	(261,411)
Total stockholders’ (deficit) equity	(276,185)	613,215

Total liabilities and stockholders’ equity	$1,467,178	$1,199,103
* See Notes 1 and 12
See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$451,899	$104,739
Cost of sales	145,149	103,453
Gross profit	306,750	1,286
Research and development	429	820
Selling and administrative expenses	15,876	11,656
Operating profit (loss)	290,445	(11,190)

Other (income) expense, net	2,005	3,304
Interest expense	37,865	7,546
Interest income	(115)	(123)
Income (loss) from continuing operations before provision for income taxes	250,690	(21,917)

Provision for income taxes	28,643	361
Net income (loss) from continuing operations	222,047	(22,278)

Income (loss) from discontinued operations, net of tax	1,626	(4,066)

Net income (loss)	$223,673	$(26,344)

Basic and diluted income (loss) per common share:
Net income (loss) per share	$0.74	$(0.09)
Income (loss) from continuing operations per common share	0.73	$(0.07)
Weighted average common shares outstanding	302,225,923	302,225,923

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$223,673	$(26,344)
Other comprehensive (loss) income:
Foreign currency translation adjustments	5,040	4,840
Commodities derivatives	(6,113)	—
Other comprehensive (loss) income, net of tax:	(1,073)	4,840
Comprehensive income (loss)	$222,600	$(21,504)

See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash flow from operating activities:
Net income (loss)	$223,673	$(26,344)
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation and amortization	16,328	17,309
Impairments	—	2,500
Deferred income tax provision	19,791	(761)
Loss on extinguishment of debt	23,827	—
Interest expense	1,129	1,686
Other charges, net	2,574	1,505
Net change in working capital*	(150,527)	8,646
Change in long-term assets and liabilities	3,758	(2,724)
Net cash provided by operating activities	140,553	1,817
Cash flow from investing activities:
Capital expenditures	(14,025)	(7,996)
Proceeds from the sale of assets	736	368
Net cash used in investing activities	(13,289)	(7,628)
Cash flow from financing activities:
Short-term debt, net	(12,536)	(534)
Revolving Facility borrowings	—	13,000
Revolving Facility reductions	(45,692)	—
Debt issuance costs	(20,090)	—
Proceeds from the issuance of long-term debt, net of original issuance discount	1,492,500	—
Repayment of Senior Notes	(304,782)	—
Dividends paid	(1,112,000)	—
Net cash (used in) provided by financing activities	(2,600)	12,466
Net change in cash and cash equivalents	124,664	6,655
Effect of exchange rate changes on cash and cash equivalents	344	216
Cash and cash equivalents at beginning of period	13,365	11,610
Cash and cash equivalents at end of period	$138,373	$18,481

* Net change in working capital due to the following components:
Accounts and notes receivable, net	$(132,794)	$5,798
Inventories	(28,679)	2,718
Prepaid expenses and other current assets	10,754	(758)
Change in accounts payable and accruals	(1,694)	(3,927)
Increase in interest payable	1,886	4,815
Net change in working capital	$(150,527)	$8,646

See accompanying Notes to Condensed Consolidated Financial Statements

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Organization and Summary of Significant Accounting Policies
A. Organization
GrafTech International Ltd. (the “Company”) is a leading manufacturer of high quality graphite electrode products essential to the production of electric arc furnace steel and other ferrous and non-ferrous metals. References herein to “we,” “our,” or “us” refer collectively to GrafTech International Ltd. and its subsidiaries. On August 15, 2015, we became an indirect wholly owned subsidiary of Brookfield Asset Management Inc. (together with its affiliates, “Brookfield”) through a tender offer to our former stockholders and subsequent merger transaction.
The Company’s only reportable segment, Industrial Materials, is comprised of our two major product categories: graphite electrodes and needle coke products. Needle coke is the key raw material to producing graphite electrodes. The Company's vision is to provide the highest quality graphite electrodes at the lowest cost while providing the best customer service all while striving to be the lowest cost producer.
We previously operated an Engineered Solutions business segment. See Note 2 “Discontinued Operations and Assets Held for Sale” for further information. All results from the Engineered Solutions business have been excluded from continuing operations, unless otherwise indicated.
B. Basis of Presentation
The interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The December 31, 2017 financial position data included herein was derived from the audited consolidated financial statements included in our most recently filed Registration Statement on Form S-1 but does not include all disclosures required by GAAP in audited financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the accompanying notes, contained in our Prospectus.
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
Earnings per share
The calculation of basic earnings per share is based on the number of common shares outstanding after giving effect to the stock split approved on April 3, 2018 that became effective on April 12, 2018 (see Note 12 “Subsequent Events”). Diluted earnings per share recognizes the dilution that would occur if stock options or preferred shares were exercised or converted into common shares. We had no dilutive items as of March 31, 2018.
Subsequent events
We evaluate events that occur after the balance sheet date but before financial statements are issued to determine if a material event requires our amending the financial statements or disclosing the event. See Note 12 “Subsequent Events” for further details.
C. New Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) . The Company adopted ASU 2014-09 and its related amendments (collectively known as ASC 606) effective on January 1, 2018 using the modified retrospective method. Please see Note 3 "Revenue from Contracts with Customers" for the required disclosures related to the impact of adopting this standard and a discussion of the Company's updated policies related to revenue recognition.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under this new guidance, a company will now recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets. This ASU is effective

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

for fiscal years beginning after December 15, 2018. The Company has compiled its lease inventory and is currently evaluating the contracts and the impact of the adoption of this standard on its financial position, results of operations or cash flows.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Payments, clarifying guidance on the classification of certain cash receipts and payments in the statement of cash flows. The adoption of ASU 2016-15 on January 1, 2018 did not have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). This guidance was issued to simplify the accounting for goodwill impairment. The guidance removes the second step of the goodwill impairment test, which requires that a hypothetical purchase price allocation be performed to determine the amount of impairment, if any. Under this new guidance, a goodwill impairment charge will be based on the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance will become effective on a prospective basis for the Company on January 1, 2020 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the adoption of this standard on its results of operations.
In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715). This standard requires an entity to report the service cost component in the same line item as other compensation costs. The other components of net (benefit) cost including our annual mark-to-market re-measurement, will be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The adoption of ASU No. 2017-07 on January 1, 2018 changed the presentation of benefit expenses, but did not have a material impact on our consolidated financial statements . The components of the net (benefit) cost are shown in Note 4, "Retirement Plans and Postretirement Benefits."

(2)	Discontinued Operations and Related Assets Held for Sale
On February 26, 2016, the Company announced that it had initiated a strategic review of its Engineered Solutions business segment to better direct its resources and simplify its operations. Any potential sale of assets was prohibited by the Revolving Facility without approval of the requisite lenders thereunder. On April 27, 2016, GrafTech and certain of its subsidiaries entered into an amendment to the Old Revolving Facility (see Note 6 "Debt and Liquidity") which, among other things, permitted the sale of assets with the restriction that the proceeds be utilized to pay down revolver borrowings. As of June 30, 2016, the Engineered Solutions segment qualified for reporting as discontinued operations as its divestiture represents a strategic shift for the Company.
During 2016, we evaluated the fair value of the Engineered Solutions business segment utilizing the market approach (Level 3 measure). As a result, we incurred an impairment charge to our Engineered Solutions business segment of $120 million to align the carrying value with estimated fair value. We continued to update this estimate and during 2017, we further reduced the estimated fair value by $5.3 million, based upon current information available at that time. $2.5 million of the 2017 impairment was incurred during the three months ended March 31, 2017.
On November 30, 2016, we completed the sale of our Fiber Materials Inc. business, which was a business line within our former Engineered Solutions business. The sale resulted in cash proceeds of $15.9 million and a loss of $0.2 million. We have the ability to realize up to $8.5 million of additional proceeds based on the earnings of the Fiber Materials business over the 24 months following the transaction. We have elected to record this contingent consideration as it is realized and accordingly, it has not been recognized to date.
On July 3, 2017, we completed the sale of our Advanced Energy Technologies (AET) business. AET was a product line within our Engineered Solutions business which had been classified as held for sale since the second quarter of 2016. The sale resulted in cash proceeds of $28.5 million.
On September 30, 2017, we completed the sale of the majority of the U.S. assets of our GrafTech Advanced Graphite Materials (GAGM) business, which was a component of our Engineered Solutions business. The sale of the Italian GAGM assets closed on October 5, 2017. In the jurisdictions where the GAGM assets were not acquired, we initiated the wind‑down of the business. The sale was structured as a non‑cash transaction with the buyer assuming certain liabilities associated with the assets acquired. In addition, GrafTech retained certain current assets of GAGM, mostly receivables, which have been substantially realized in the fourth quarter of 2017.
The disposition of the Engineered Solutions business is now substantially complete and in accordance with our Old Credit Facility, all cash proceeds from these sales were used to pay down our Old Revolving Facility and Old Term Loan Facility.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the results of the Engineered Solutions business segment, reclassified as discontinued operations for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended March 31,
	2018	2017
	(dollars in thousands)

Net sales	$2,455	$31,765
Cost of sales	1,193	28,412
Gross profit	1,262	3,353
Research and development	—	570
Selling and administrative expenses	401	3,693
Gain on sale of assets	(759)	—
Impairments	—	2,500
Operating income (loss)	1,620	(3,410)
Other (income) expense	(6)	32
Interest expense	—	607
Income (loss) from discontinued operations before income taxes	1,626	(4,049)
Benefit from income taxes on discontinued operations	—	(17)
Income (loss) from discontinued operations	$1,626	$(4,066)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The significant components of our Statements of Cash Flows for the Engineered Solutions business segment held for sale are as follows:

	For the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)

Depreciation and amortization	$—	$1,768
Impairment	—	2,500
Gain on sale of assets	(759)	—
Deferred income taxes	—	17
Capital expenditures	—	228
The following table summarizes the carrying value of the assets and liabilities of discontinued operations as of March 31, 2018 and December 31, 2017.

	As of March 31, 2018	As of December 31, 2017
	(Dollars in thousands)
Assets of discontinued operations:
Accounts receivable	$1,608	$3,351
Inventories	165	502
Prepaid expenses and other current assets	536	1,137
Net property plant and equipment	—	226
Other assets	97	97
Total assets of discontinued operations	2,406	5,313

Liabilities of discontinued operations:
Accounts payable	$756	$512
Accrued income and other taxes	83	158
Other accrued liabilities	2,010	2,742
Total current liabilities of discontinued operations	2,849	3,412

Other long-term obligations	376	376

Total liabilities of discontinued operations	$3,225	$3,788

(3)	Revenue from Contracts with Customers
The Company adopted ASC 606 on January 1, 2018. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's goods and will provide financial statement readers with enhanced disclosures. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as "legacy GAAP" or the "previous guidance".

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Statement Impact of Adopting ASC 606
The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective method. Under this method, we could elect to apply the cumulative effect method to either all contracts as of the date of initial application or only to contracts that are not complete as of that date. We elected to apply the modified retrospective method to contracts that are not complete as of the date of initial application. The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 was to be recorded as an adjustment to accumulated deficit as of the adoption date. As a result of using the modified retrospective method , there were no adjustments that were made to accounts on the Company's consolidated balance sheet as of January 1, 2018.
Impact of the adoption of ASC 606 on accounting policies
In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods.
To achieve this core principle, the following five steps are performed: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation.
The Company sells the majority of its products directly to steel manufacturers located in various jurisdictions. The Company’s contracts consist of longer-term take-or-pay sales contracts of graphite electrodes with terms of up to five years and of binding and non-binding short-term purchase orders (deliveries within one year). Collectability is assessed based on the customer’s ability and intention to pay, reviewing a variety of factors including the customer’s historical payment experience and published credit and financial information pertaining to the customer. Additionally, for multi-year contracts, we may require the customer to post a bank guarantee, guarantee of a parent, a letter of credit or a significant pre-payment.
The promises of delivery of graphite electrodes represent the distinct performance obligations of our contracts. A small portion of our sales consist of deliveries of by-products of the manufacturing processes, such as graphite powders, naphta and gasoil.
Given their nature, the Company’s performance obligations are satisfied at a point in time when control of the products has been transferred to the customer. In most cases, control transfer is deemed to happen at the delivery point of the products defined under the incoterms, usually at time of loading the truck or the vessel. The Company has elected to treat the transportation activity as a fulfilment activity instead of as a distinct performance obligation, and outbound freight cost is accrued when the product delivery promises are satisfied.
The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods to the customer. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer are excluded from the transaction price.
Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. The Company’s contracts and customary practices involve few rebates or discounts. The Company provides a limited warranty on its products and may issue credit notes or replace products free of charge for valid quality claims; historically quality claims have been insignificant and the Company records appropriate accruals for the estimated credit notes based on the historical statistical experience. Certain contracts provide for limited rebates when deliveries are late versus committed dates. These rebates are accrued for based on historical statistics of late deliveries on the contracts to which those terms apply.
Contracts that contain multiple distinct performance obligations require an allocation of the transaction price to each performance obligation based on a relative stand-alone selling price basis. The Company regularly reviews market conditions and internally approved pricing guidelines to determine stand-alone selling prices for the different types of its customer contracts. The stand-alone prices as known at contract inception are utilized as the basis to allocate the transaction price to the distinct performance obligations. The allocation of the transaction price to the performance obligations remains unchanged if stand-alone selling prices change after contract inception.
The Company expenses sales commissions as earned as their amortization period would not extend beyond the year in which they are incurred. These costs are recorded within selling and administrative expense.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of Revenue
The following table provides information about disaggregated revenue by type of product and contract for the three month period ended March 31, 2018:

For the Three Months Ended March 31, 2018
(dollars in thousands)
Graphite Electrodes - Three-to-five-year contracts	$272,201
Graphite Electrodes - Short-term contracts	167,595
By products	12,103
Total Revenues	$451,899
Impact of New Revenue Guidance on Financial Statement Line Items
There would be no differences to the reported consolidated balance sheet, statement of operations and cash flows, as of and for the three months ended March 31, 2018, had the previous guidance still been in effect.
Contract Balances
Receivables, net of allowances for doubtful accounts, were $252.2 million as of March 31, 2018 and $116.8 million as of December 31, 2017. Accounts receivables are recorded when the right to consideration becomes unconditional. Payment terms on invoices range from 30 to 120 days depending on the customary business practices of the jurisdictions in which we do business.
Certain short-term and longer-term sales contracts require up-front payments prior to the Company’s fulfilment of any performance obligation. These contract liabilities are recorded as current or long-term deferred revenue, depending on the lag between the pre-payment and the expected delivery of the related products. Current deferred revenue is included in Other accrued liabilities and long-term deferred revenue is included in Other Long-Term Obligations on the Consolidated Balance Sheet. The following table provides information about deferred revenue from contracts with customers (in thousands):

	Current deferred revenue	Long-Term deferred revenue
	(dollars in thousands)
Balance as of December 31, 2017	$20,784	$—
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(16,556)	—
Increases due to cash received, excluding amounts recognized as revenue during the period	—	8,242
Balance as of March 31, 2018	$4,228	$8,242
Transaction Price Allocated to the Remaining Performance Obligations
The following table presents estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands). The estimated revenues do not include contracts with original duration of one year or less.

Three-to-five-year take-or-pay contracts
(dollars in thousands)
Remainder of 2018	1,059,955
2019	1,347,005
2020	1,270,684
2021	1,114,294
Thereafter	1,085,725
Total	$5,877,663

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition to the expected remaining revenue to be recognized with the longer-term sales contracts, the Company recorded $272.2 million of revenue pursuant to these contracts in the three months ended March 31,2018.

(4)	Retirement Plans and Postretirement Benefits
The components of our consolidated net pension costs are set forth in the following table:

	For the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Service cost	$498	$496
Interest cost	1,241	1,385
Expected return on plan assets	(1,502)	(1,389)
Net cost	$237	$492
The components of our consolidated net postretirement costs are set forth in the following table:

	For the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Service cost	$—	$1
Interest cost	251	241
Net cost	$251	$242

(5)	Goodwill and Other Intangible Assets
We are required to review goodwill and indefinite-lived intangible assets annually for impairment. Goodwill impairment is tested at the graphite electrodes reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The following tables represent the changes in the carrying value of goodwill and intangibles for the three months ended March 31, 2018:

Goodwill
(Dollars in thousands)
Balance as of December 31, 2017	$171,117
Adjustments	—
Balance as of March 31, 2018	$171,117

Intangible Assets
	As of March 31, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization & Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization & Impairment	Net Carrying Amount
	(Dollars in Thousands)
Trade name	$22,500	$(6,071)	$16,429	$22,500	$(5,512)	$16,988
Technological know-how	55,300	(18,884)	36,416	55,300	(17,265)	38,035
Customer –related intangible	64,500	(11,748)	52,752	64,500	(10,637)	53,863
Total finite-lived intangible assets	$142,300	$(36,703)	$105,597	$142,300	$(33,414)	$108,886
Amortization expense of acquired intangible assets was $3.3 million and $3.5 million in the three months ended March 31, 2018 and 2017, respectively. Estimated amortization expense will approximate $9.6 million in the remainder of 2018, $12.2 million in 2019, $11.4 million in 2020, $10.7 million in 2021 and $10.1 million in 2022.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	Debt and Liquidity
The following table presents our long-term debt:

	As of March 31, 2018	As of December 31, 2017
	(Dollars in thousands)
Old Credit Facility (Old Revolving Facility and Old Term Loan Facility)	$—	$58,192
Senior Notes	—	280,586
2018 Credit Facility (2018 Term Loan and 2018 Revolving Facility)	1,472,653	—
Other Debt	1,006	596
Total Debt	1,473,659	339,374
Less: Short-term Debt	(52,394)	(16,474)
Long-term Debt	$1,421,265	$322,900
The fair value of debt approximated the book value of $1,473.7 million as of March 31, 2018.
Senior Notes
On November 20, 2012, the Company issued $300 million principal amount of 6.375% Senior Notes due 2020 (the "Senior Notes"). The Senior Notes were the Company's senior unsecured obligations and ranked pari passu with all of the Company's existing and future senior unsecured indebtedness. The Senior Notes were guaranteed on a senior unsecured basis by each of the Company's existing and future subsidiaries that guarantee certain other indebtedness of the Company or another guarantor. The Senior Notes bore interest at a rate of 6.375% per year, payable semi-annually in arrears on May 15 and November 15 of each year. The Senior Notes were scheduled to mature on November 15, 2020.
The Company was entitled to redeem some or all of the Senior Notes at any time on or after November 15, 2016 at the redemption prices set forth in the indenture for the Senior Notes.
If, prior to maturity, a change in control (as defined in the indenture) of the Company occurred and thereafter certain downgrades of the ratings of the Senior Notes as specified in the indenture occurred, the Company would have been required to offer to repurchase any or all of the Senior Notes at a repurchase price equal to 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest.
The indenture for the Senior Notes also contained covenants that, among other things, limited the ability of the Company and certain of its subsidiaries to: (i) create liens or use assets as security in other transactions; (ii) engage in certain sale or leaseback transactions; and (iii) merge, consolidate or sell, transfer, lease or dispose of substantially all of their assets.
The indenture for the Senior Notes also contained customary events of default, including (i) failure to pay principal or interest on the Senior Notes when due and payable, (ii) failure to comply with covenants or agreements in the indenture or the Senior Notes which failures are not cured or waived as provided in the indenture, (iii) failure to pay indebtedness of the Company, any Subsidiary Guarantor or Significant Subsidiary (each, as defined in the indenture) in excess of $50.0 million within any applicable grace period after maturity or acceleration, (iv) certain events of bankruptcy, insolvency, or reorganization, (v) failure to pay any judgment or decree for an amount in excess of $50.0 million against the Company, any Subsidiary Guarantor or any Significant Subsidiary that was not discharged, waived or stayed as provided in the indenture, and (vi) cessation of any Subsidiary Guarantee (as defined in the indenture) to be in full force and effect or denial or disaffirmance by any subsidiary guarantor of its obligations under its subsidiary guarantee no longer outstanding. In the case of an event of default, the principal amount of the Senior Notes plus accrued and unpaid interest could have been accelerated.
As described below, the Senior Notes were redeemed on February 12, 2018.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Old Credit Facility
On April 23, 2014, the Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement ("Old Credit Agreement") with a borrowing capacity of $400 million and a maturity date of April 2019. On February 27, 2015, GrafTech and certain of its subsidiaries entered into a further Amended and Restated Credit Agreement that provided for, among other things, greater financial flexibility and a $40 million senior secured delayed draw term loan facility (the "Old Term Loan Facility"). The Old Revolving Facility and Old Term Loan Facility both had maturity dates of April 2019.
On July 28, 2015, the Company and certain of its subsidiaries entered into an amendment to the Amended and Restated Credit Agreement to change the terms regarding the occurrence of a default upon a change in control (which was defined thereunder to include the acquisition by any person of more than 25 percent of the Company’s outstanding shares) to exclude the acquisition of shares by Brookfield.  In addition, effective upon such acquisition, the financial covenants were eased, resulting in increased availability under the Old Revolving Facility. The size of the Old Revolving Facility was also reduced from $400 million to $375 million. The size of the Old Term Loan Facility remained at $40 million.
On April 27, 2016, the Company and certain of its subsidiaries entered into an amendment to the Old Revolving Facility. The size of the Old Revolving Facility was permanently reduced from $375 million to $225 million. New covenants were also added to the Old Revolving Facility, including a requirement to make mandatory repayments of outstanding amounts under the Old Revolving Facility and the Old Term Loan Facility with the proceeds of any sale of all or any substantial part of the assets included in the Engineered Solutions segment and a requirement to maintain minimum liquidity (consisting of domestic cash, cash equivalents and availability under the Old Revolving Facility) in excess of $25 million. The covenants were also modified to provide for: the elimination of certain exceptions to the Company’s negative covenants limiting the Company’s ability to make certain investments, sell assets, make restricted payments, incur liens, incur debt and prepay or redeem other indebtedness; a restriction on the amount of cash and cash equivalents permitted to be held on the balance sheet at any one time without paying down the Old Revolving Facility and the Old Term Loan Facility; and changes to the Company’s financial covenants so that until the earlier of March 31, 2019 or the Company had $75 million in trailing twelve month EBITDA (as defined in the Old Revolving Facility), the Company was required to maintain trailing twelve month EBITDA above certain minimums ranging from ($40 million) to $35 million, after which the Company’s existing financial covenants under the Old Revolving Facility would apply.
With this amendment, the Company had full access to the $225 million Old Revolving Facility, subject to the $25 million minimum liquidity requirement. As of December 31, 2017, the Company had $39.5 million of borrowings on the Old Revolving Facility and $8.7 million of letters of credit drawn against the Old Credit Facility.
The $40 million Old Term Loan Facility was fully drawn on August 11, 2015. The balance of the Old Term Loan Facility was $18.7 million as of December 31, 2017.
The interest rate applicable to the Old Revolving Facility and Old Term Loan Facility was LIBOR plus a margin ranging from 2.25% to 4.75% (depending on the Company's total senior secured leverage ratio). The borrowers paid a per annum fee ranging from 0.35% to 0.70% (depending on the Company's senior secured leverage ratio) on the undrawn portion of the commitments under the Old Revolving Facility.
As described below, the outstanding indebtedness under the Old Revolving Credit Facility and the Old Term Loan was repaid as of February 12, 2018 and all commitments thereunder have been terminated.
Refinancing
On February 12, 2018, the Company entered into a credit agreement (the “2018 Credit Agreement”) among the Company, GrafTech Finance Inc., a Delaware corporation and a wholly owned subsidiary of GrafTech (“Finance”), GrafTech Switzerland SA, a Swiss corporation and a wholly owned subsidiary of GrafTech (“Swissco”), GrafTech Luxembourg II S.à.r.l., a Luxembourg société à responsabilité limitée and a wholly owned subsidiary of GrafTech (“Luxembourg Holdco” and, together with Finance and Swissco, the “Co‑Borrowers”), the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A. as administrative agent and as collateral agent, which provides for (i) a $1,500 million senior secured term facility (the “2018 Term Loan Facility”) and (ii) a $250 million senior secured revolving credit facility (the “2018 Revolving Credit Facility” and, together with the 2018 Term Loan Facility, the “Senior Secured Credit Facilities”), which may be used from time to time for revolving credit borrowings denominated in dollars or Euro, the issuance of one or more letters of credit denominated in dollars, Euro, Pounds Sterling or Swiss Francs and one or more swing line loans denominated in dollars. Finance is the sole borrower under the 2018 Term Loan Facility while Finance, Swissco and Lux Holdco are Co‑Borrowers under the 2018 Revolving Credit Facility. On February 12, 2018, Finance borrowed $1,500 million under the 2018 Term Loan Facility (the "2018 Term Loans"). The 2018 Term Loans mature on February 12, 2025. The maturity date for the 2018 Revolving Credit Facility is February 12, 2023.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The proceeds of the 2018 Term Loans were used to (i) repay in full all outstanding indebtedness of the Co‑Borrowers under the Old Credit Agreement and terminate all commitments thereunder, (ii) redeem in full the Senior Notes at a redemption price of 101.594% of the principal amount thereof plus accrued and unpaid interest to the date of redemption, (iii) pay fees and expenses incurred in connection with (i) and (ii) above and the Senior Secured Credit Facilities and related expenses, and (iv) declare and pay a dividend to the sole pre-IPO stockholder, with any remainder to be used for general corporate purposes. In connection with the repayment of the Old Credit Agreement and redemption of the Senior Notes, all guarantees of obligations under the Old Credit Agreement, the Senior Notes and related indenture were terminated, all mortgages and other security interests securing obligations under the Old Credit Agreement were released and the Old Credit Agreement and the indenture were terminated.
Borrowings under the 2018 Term Loan Facility bear interest, at Finance’s option, at a rate equal to either (i) the Adjusted LIBO Rate (as defined in the 2018 Credit Agreement), plus an applicable margin initially equal to 3.50% per annum or (ii) the ABR Rate (as defined in the 2018 Credit Agreement), plus an applicable margin initially equal to 2.50% per annum, in each case with one step down of 25 basis points based on achievement of certain public ratings of the 2018 Term Loans.
Borrowings under the 2018 Revolving Credit Facility bear interest, at the applicable Co‑Borrower’s option, at a rate equal to either (i) the Adjusted LIBO Rate, plus an applicable margin initially equal to 3.75% per annum or (ii) the ABR Rate, plus an applicable margin initially equal to 2.75% per annum, in each case with two 25 basis point step downs based on achievement of certain senior secured first lien net leverage ratios. In addition, the Co‑Borrowers will be required to pay a quarterly commitment fee on the unused commitments under the 2018 Revolving Credit Facility in an amount equal to 0.25% per annum.
All obligations under the 2018 Credit Agreement are guaranteed by GrafTech, Finance and each domestic subsidiary of GrafTech, subject to certain customary exceptions, and all obligations under the 2018 Credit Agreement of each foreign subsidiary of GrafTech that is a Controlled Foreign Corporation (within within the meaning of Section 956 of the Internal Revenue Code of 1986, as amended from time to time (the "Code")) are guaranteed by GrafTech Luxembourg I S.à.r.l., a Luxembourg société à responsabilité limitée and an indirect wholly owned subsidiary of GrafTech ("Luxembourg Parent"), Luxembourg Holdco and Swissco (collectively, the "Guarantors").
All obligations under the 2018 Credit Agreement are secured, subject to certain exceptions and Excluded Assets (as defined in the 2018 Credit Agreement), by: (i) a pledge of all of the equity securities of Finance and each domestic Guarantor (other than GrafTech) and of each other direct, wholly owned domestic subsidiary of GrafTech and any Guarantor, (ii) a pledge on no more than 65% of the equity interests of each subsidiary that is a Controlled Foreign Corporation (within the meaning of Section 956 of the Code), and (iii) security interests in, and mortgages on, personal property and material real property of Finance and each domestic Guarantor, subject to permitted liens and certain exceptions specified in the 2018 Credit Agreement. The obligations of each foreign subsidiary of GrafTech that is a Controlled Foreign Corporation under the Revolving Credit Facility are secured by (i) a pledge of all of the equity securities of each Guarantor that is a Controlled Foreign Corporation and of each direct, wholly owned subsidiary of any Guarantor that is a Controlled Foreign Corporation, and (ii) security interests in certain receivables and personal property of each Guarantor that is a Controlled Foreign Corporation, subject to permitted liens and certain exceptions specified in the 2018 Credit Agreement.
The 2018 Term Loans amortize at a rate equal to 5% per annum of the original principal amount of the 2018 Term Loans payable in equal quarterly installments, with the remainder due at maturity. The Co‑Borrowers are permitted to make voluntary prepayments at any time without premium or penalty, except in the case of prepayments made in connection with certain repricing transactions with respect to the 2018 Term Loans effected within twelve months of the closing date of the 2018 Credit Agreement, to which a 1.00% prepayment premium applies. Finance is required to make prepayments under the 2018 Term Loans (without payment of a premium) with (i) net cash proceeds from non‑ordinary course asset sales (subject to customary reinvestment rights and other customary exceptions and exclusions), and (ii) commencing with the Company’s fiscal year ending December 31, 2019, 75% of Excess Cash Flow (as defined in the 2018 Credit Agreement), subject to step‑downs to 50% and 0% of Excess Cash Flow based on achievement of a senior secured first lien net leverage ratio greater than 1.25 to 1.00 but less than or equal to 1.75 to 1.00 and less than or equal to 1.25 to 1.00, respectively. Scheduled quarterly amortization payments of the 2018 Term Loans during any calendar year reduce, on a dollar‑for‑dollar basis, the amount of the required Excess Cash Flow prepayment for such calendar year, and the aggregate amount of Excess Cash Flow prepayments for any calendar year reduce subsequent quarterly amortization payments of the 2018 Term Loans as directed by Finance.
The 2018 Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to GrafTech and restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The 2018 Credit Agreement contains a financial covenant that requires GrafTech to maintain a senior secured first lien net leverage ratio not greater than 4.00:1.00 when

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the aggregate principal amount of borrowings under the 2018 Revolving Credit Facility and outstanding letters of credit issued under the 2018 Revolving Credit Facility (except for undrawn letters of credit in an aggregate amount equal to or less than $35 million), taken together, exceed 35% of the total amount of commitments under the 2018 Revolving Credit Facility. The 2018 Credit Agreement also contains customary events of default.

(7)	Inventories
Inventories are comprised of the following:

	As of March 31, 2018	As of December 31, 2017
	(Dollars in thousands)
Inventories:
Raw materials	$49,392	$39,434
Work in process	93,578	85,852
Finished goods	59,548	48,865
Total	$202,518	$174,151
We recorded a lower of cost or market inventory adjustment of $1.3 million in the three months ended March 31, 2017. There was no lower of cost or market inventory adjustment for the three months ended March 31, 2018 as a result of increased sales prices and lower costs.
(8) Interest Expense
The following tables present the components of interest expense:

	For the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Interest incurred on debt	$12,919	$5,870
Senior Note redemption premium	4,782	—
Accretion of fair value adjustment on Senior Notes	19,414	1,599
Accretion of original issue discount on 2018 Term Loan	88	—
Amortization of debt issuance costs	662	77
Total interest expense	$37,865	$7,546
Interest Rates
The 2018 Credit Agreement had an effective interest rate of 5.08% as of March 31, 2018. The Old Revolving Facility and Old Term Loan Facility had an effective interest rate of 4.57% as of December 31, 2017 and the Senior Notes had a fixed interest rate of 6.375%, both of which were repaid on February 12, 2018 as part of our refinancing (see Note 6 "Debt and Liquidity").
As a result of our February 12, 2018 refinancing, we paid a prepayment premium for the redemption of our Senior Notes totaling $4.8 million. The accretion of the August 15, 2015 fair value adjustment to our Senior Notes totaling $19.4 million included accelerated accretion of $18.7 million for the three months ended March 31, 2018 resulting from the prepayment.

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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Litigation has been pending in Brazil brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Prior to October 1, 2015, we were not party to such litigation. Companies in Brazil have recently settled claims arising out of these provisions and, in May 2015, the litigation was remanded, in favor of the employees, by the Brazil Supreme Court to the lower courts for further proceedings which included procedural aspects of the case, such as admissibility of instruments filed by the parties. On October 1, 2015, an action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. In the first quarter of 2017, the state court ruled in favor of the employees. We have appealed this ruling and intend to vigorously defend it. As of March 31, 2018, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the three months ended March 31, 2018, are presented below:

(Dollars in thousands)
Balance as of December 31, 2017	$349
Product warranty accruals and adjustments	545
Settlements	(24)
Balance as of March 31, 2018	$870

(10)	Income Taxes
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
The following tables summarize the provision for income taxes for the three months ended March 31, 2018 and March 31, 2017:

	For the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)

Tax (benefit) expense	$28,643	$361
Pretax income (loss)	250,690	(21,917)
Effective tax rates	11.4%	(1.6)%
The effective tax rate for the three months ended March 31, 2017 was (1.6)%. This rate differs from the U.S. statutory rate of 35% primarily due to recent losses in the U.S. and Switzerland where we received no tax benefit due to a full valuation allowance and worldwide earnings from various countries taxed at different rates. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.
The effective tax rate for the three months ended March 31, 2018 was 11.4%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates and the utilization of net operating losses in the US with a release of a portion of the valuation allowance recorded against the related deferred tax asset.
The tax expense increased from $0.4 million for the three months ended March 31, 2017 to $28.6 million for the same period in 2018. This change is primarily due to certain jurisdictions shifting from pre-tax losses in the three months ended March

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

31, 2017 to pre-tax earnings in three months ended March 31, 2018. Additionally, the shift in the jurisdictional mix of earnings and losses from year to year further contributed to the change in tax expense.
As of March 31, 2018, we had unrecognized tax benefits of $2.5 million, $2.2 million of which, if recognized, would have a favorable impact on our effective tax rate.
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. All U.S. federal tax years prior to 2014 are generally closed by statute or have been audited and settled with the applicable domestic tax authorities. All other jurisdictions are still open to examination beginning after 2011.
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
2017 Tax Cut and Jobs Act
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act ("2017 Tax Act"), which significantly revises the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures which have the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low taxed income ("GILTI"). In general, these changes were effective beginning in 2018. The 2017 Tax Act also includes a one-time mandatory deemed repatriation or transition tax on the accumulated previously untaxed foreign earnings of our foreign subsidiaries.
For the fourth quarter of 2017, we were able to reasonably estimate certain 2017 Tax Act effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and remeasurement of certain deferred tax assets and liabilities. As of the first quarter of 2018, the previously disclosed provisional amounts continue to be provisional.
We have not made any additional measurement-period adjustments related to transition tax during 2018, because the Company has not yet completed the calculation of the total post-1986 earnings for its foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign earnings previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. We are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the prescribed measurement period.
Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the 2017 Tax Act and the application of ASC 740. We have included an estimate of the 2018 current GILTI impact in our effective tax rate for the first quarter of 2018.

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
Certain of our derivative contracts contain provisions that require us to provide collateral. Since the counterparties to these financial instruments are large commercial banks and similar financial institutions, we do not believe that we are exposed to material counterparty credit risk. We do not anticipate nonperformance by any of the counter-parties to our instruments. Our derivative risk management strategy has not resulted in a material impact to our financial results in 2017 or 2018. Our derivative assets and liabilities are included within "Other long-term assets", "Prepaid expenses and other current assets", "Long-term liabilities" and "Other current liabilities" on the Condensed Consolidated Balance Sheets and effects of these derivatives are recorded in revenue and cost of goods sold on the Condensed Consolidated Statements of Operations.
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
During 2017 and 2018, we entered into foreign currency derivatives denominated in the Mexican peso, South African rand, Brazilian real, euro, Swiss franc and Japanese yen. These derivatives were entered into to protect the risk that the eventual cash flows resulting from commercial and business transactions may be adversely affected by changes in exchange rates between the U.S. dollar and the Mexican peso, euro, South African rand and Japanese yen. We had no foreign currency cashflow hedges outstanding as of March 31, 2018 and December 31, 2017 and therefore, no unrealized gains or losses. As of March 31, 2018, we had fair value hedge contracts outstanding for the Mexican peso, euro, South African rand, Swiss franc and Japanese yen currency with an aggregate notional amount of $39.7 million. These fair value hedge foreign currency derivatives outstanding as of March 31, 2018, have maturities through April 30, 2018.
Commodity derivative contracts
We have entered into commodity derivative contracts for refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. We had outstanding commodity derivative contracts as of March 31, 2018 with notional amount of $180.8 million with maturities from April 2018 to June 2022. The outstanding commodity derivative contracts represented a net unrealized loss within other comprehensive income of $1.9 million as of March 31, 2018. We had outstanding commodity derivative contracts as of December 31, 2017 with notional amount of $143.9 million representing a net unrealized gain of $4.7 million.
Net Investment Hedges
We use certain intercompany debt to hedge a portion of our net investment in our foreign operations against currency exposure (net investment hedge). Intercompany debt denominated in foreign currency and designated as a non-derivative net investment hedging instrument was $15.5 million and $14.8 million as of March 31, 2018 and December 31, 2017, respectively. Within the currency translation adjustment portion of other comprehensive income, we recorded losses of $0.7 million and $0.8 million in the three months ended March 31, 2018 and 2017, respectively, resulting from these net investment hedges.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. As of March 31, 2018 and December 31, 2017, respectively, the fair value of our derivatives and their respective balance sheet locations are presented in the following table:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of March 31, 2018	(Dollars in thousands)
Derivatives designated as cash flow hedges:
Commodity derivative contracts	Prepaid and other current assets	$2,436	Other accrued liabilities	$285
	Other long-term assets	1,862	Other long-term obligations	5,888
Total fair value		$4,298		$6,173

As of December 31, 2017
Derivatives designated as cash flow hedges:
Commodity derivative contracts	Prepaid and other current assets	$2,518	Other accrued liabilities	$—
	Other long-term assets	2,808	Other long-term obligations	581
Total fair value		$5,326		$581
The realized (gains) losses on commodity derivatives remain in Other Comprehensive Income until they are recognized in the Statements of Operations when the hedged item impacts earnings, which is when the finished product is sold. There were no realized gains or losses included in earnings for the three months ended March 31, 2018. With respect to the inputs used to determine the fair value, we use observable, quoted market rates that are determined by active markets and, therefore, classify the contracts as "Level 2".

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of March 31, 2018	(Dollars in Thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$110	Other current liabilities	$71

As of December 31, 2017
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$9	Other current liabilities	$90

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Consolidated Statement of Income	For the Three Months Ended March 31,
		2018	2017
Derivatives not designated as hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold, Other expense/(income)	$118	$354

(12)	Subsequent Events
Stock Split
On April 12, 2018, the Company effected a 3,022,259.23 to one stock split of the Company's then outstanding common stock. We have retroactively applied this split to all share presentations, as well as "Net income (loss) per share" and "Income (loss) from continuing operations per share" calculations for the periods presented.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Conditional dividend to selling stockholder
On April 19, 2018, we declared a $160 million cash dividend payable to Brookfield, the sole pre-IPO stockholder. Payment of this dividend is conditioned upon (i) the Senior Secured First Lien Net Leverage Ratio (as defined in the 2018 Credit Agreement), as calculated based on our final financial results for the first quarter of 2018, being equal to or less than 1.75 to 1.00, (ii) no Default or Event of Default (as defined in the 2018 Credit Agreement) having occurred and continuing or that would result from the payment of the dividend and (iii) the payment occurring within 60 days from the dividend record date. Upon publication of this report, we expect these conditions will have been met, and we expect to pay the dividend on or around May 9, 2018. Although this dividend will be paid after the consummation of our initial public offering (“IPO”), it will be payable solely to the pre-IPO stockholder, as sole stockholder of the Company on the dividend record date, which was prior to the consummation of the IPO.
Brookfield Promissory Note
On April 19, 2018, we declared a dividend in the form of a $750 million promissory note (“Brookfield Promissory Note”) to the sole pre-IPO stockholder. The $750 million Brookfield Promissory Note is conditioned upon (i) the Senior Secured First Lien Net Leverage Ratio (as defined in the 2018 Credit Agreement), as calculated based on our final financial results for the first quarter of 2018, being equal to or less than 1.75 to 1.00, (ii) no Default or Event of Default (each as defined in the 2018 Credit Agreement) having occurred and continuing or that would result from the $750 million Brookfield Promissory Note and (iii) the satisfaction of the conditions occurring within 60 days from the dividend record date. Upon publication of this report, these conditions will have been met and, as a result, the Brookfield Promissory Note will be outstanding in the amount of $750 million.
The Brookfield Promissory Note will mature eight years from the date of issuance and will bear interest at a rate equal to the Adjusted LIBO Rate (as defined in the Brookfield Promissory Note) plus an applicable margin equal to 4.50% per annum, with an additional 2.00% per annum starting from the third anniversary from the date of issuance. We will be permitted to make voluntary prepayments at any time without premium or penalty. All obligations under the Brookfield Promissory Note will be unsecured and guaranteed by all of our existing and future domestic wholly owned subsidiaries that guarantee, or are borrowers under, the Senior Secured Credit Facilities. No funds will be lent or otherwise contributed to us by the selling stockholder in connection with the Brookfield Promissory Note. As a result, we will receive no consideration in connection with its issuance.
We plan to explore opportunities to refinance it with debt securities or other long‑term debt to the extent available on attractive terms. However, there can be no assurance that we will be able to refinance the Brookfield Promissory Note on commercially reasonable terms in the near term or at all. In addition, there can be no assurance that the terms of any such refinancing indebtedness (including the interest rate) will be as or more favorable to us as the corresponding terms under the Brookfield Promissory Note.
Initial Public Offering
On April 23, 2018, we completed our IPO of 35,000,000 shares of our common stock at a price of $15 per share. This offering represented a sale of 11.6% of our sole pre-IPO stockholder's ownership in the Company. The Company did not receive any proceeds related to the offering. We incurred $3.2 million of legal, accounting, printing and other fees associated with this offering through March 31, 2018 and expect to incur additional costs in the second quarter associated with the completion of the IPO.
On April 26, 2018, we closed the sale of an additional 3,097,525 shares of common stock at a price to the public of $15 per share from the pre-IPO stockholder, as a result of the partial exercise by the underwriters in our IPO of their overallotment option.  After giving effect to the partial exercise of the overallotment option, the total number of shares of common stock sold by the pre-IPO stockholder is 38,097,525.
Tax Receivable Agreement
On April 23, 2018 the Company entered into a tax receivable agreement (the "TRA") that provides Brookfield, as the sole pre-IPO stockholder, the right to receive future payments from us for 85% of the amount of cash savings, if any, in U.S. federal income tax and Swiss tax that we and our subsidiaries realize as a result of the utilization of certain tax assets attributable to periods prior to our IPO, including certain federal net operating losses ("NOLs"), previously taxed income under Section 959 of the Code, foreign tax credits, and certain NOLs in Swissco (collectively, the "Pre‑IPO Tax Assets"). In addition, we will pay interest on the payments we will make to Brookfield with respect to the amount of these cash savings from the due date (without extensions) of our tax return where we realize these savings to the payment date at a rate equal to LIBOR plus 1.00% per annum. The term of the TRA commenced on April 23, 2018 and will continue until there is no potential for any future tax benefit payments.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The liability to be recognized on the date we enter into the TRA , if any, will be recorded as a dividend (i.e., a charge to retained earnings) and will be based on 85% of the most probable amount of utilization of the Pre-IPO Tax Assets. Subsequent revisions of the utility of the Pre-IPO Tax Assets will impact the TRA liability. Changes in the utility of these Pre-IPO Tax Assets will be recorded in income tax expense (benefit) and any change in the obligation under the TRA will be recorded in other income (expense).
Any payments made by us to Brookfield under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us.
Registration Rights Agreement
On April 23, 2018, the Company entered into a registration rights agreement (the "Registration Rights Agreement"). The Registration Rights Agreement provides Brookfield with certain demand registration rights, including shelf registration rights, in respect of any shares of the Company's common stock or any of the Company's debt securities held by Brookfield, subject to certain conditions and limitations. Brookfield will be entitled to a limited number of demand registrations. In addition, in the event that we register additional shares of common stock or debt securities for sale to the public, we will be required to give notice to Brookfield of our intention to effect such a registration, and, subject to certain limitations, include any shares of common stock or debt securities requested to be included in such registration held by Brookfield. We will be required to bear the registration expenses, other than underwriting discounts and commissions, associated with any registration of shares of common stock or debt securities pursuant to the Registration Rights Agreement. The agreement includes customary indemnification provisions in favor of Brookfield, its affiliates, directors and officers against certain losses and liabilities (including reasonable legal expenses) resulting from any untrue statement or omission of material fact in any registration statement or prospectus pursuant to which the Brookfield sells shares of the Company's common stock or the Company's debt securities, unless such liability arose from Brookfield’s misstatement or omission and Brookfield has agreed to indemnify us against losses caused by its misstatements or omissions, subject to certain limitations.
Stockholder Rights Agreement
On April 23, 2018, the Company entered into a stockholder's rights agreement (the "Stockholder Rights Agreement") with Brookfield. Under the Stockholder Rights Agreement, for so long as Brookfield owns or controls at least 25% of the Company's outstanding common stock, Brookfield will have the right to nominate the higher of 37.5% of the members of the board of directors and three members of the board of directors. Brookfield will also have the right to select the chairman of the board of directors. In the event Brookfield owns or controls less than 25% of the Company, the Brookfield directors will promptly tender their resignations. The board of directors (excluding the Brookfield directors) will have the option, but not the obligation, to accept the Brookfield directors’ resignations. If the board of directors (excluding the Brookfield directors) votes to accept these resignations, the Brookfield directors will cease to be members of the board of directors. If the board of directors (excluding the Brookfield directors) votes not to accept these resignations, the directors will continue to serve as members of the board of directors until the next annual meeting of our stockholders, regardless of the time remaining in their respective terms of office. The Stockholder Rights Agreement provides that the initial board members designated by Brookfield are Denis A. Turcotte, Ron A. Bloom and Jeffrey C. Dutton.
Dividend Declaration
The Board has declared a dividend of $0.0645 per share, payable on June 29, 2018.  The dividend represents a prorated quarterly dividend of $0.085 (or $0.34 per annum) per share of our common stock from the date of our initial public offering, April 23, 2018, to June 30th, 2018.  The prorated dividend will be payable to stockholders of record as of the close of business on May 31, 2018.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are a leading manufacturer of high quality graphite electrode products essential to the production of electric arc furnace ("EAF") steel and other ferrous and non‑ferrous metals. We believe that we have the most competitive portfolio of low‑cost graphite electrode manufacturing facilities in the industry, including three of the five highest capacity facilities in the world (excluding China). We are the only large scale graphite electrode producer that is substantially vertically integrated into petroleum needle coke, the primary raw material for graphite electrode manufacturing, which is currently in limited supply. Between 1984 and 2011, EAF steelmaking was the fastest‑growing segment of the steel sector, with production increasing at an average rate of 3.5% per year, based on Wolrd Steel Association ("WSA") data. Historically, EAF steel production has grown faster than the overall steel market due to the greater resilience, more variable cost structure, lower capital intensity and more environmentally friendly nature of EAF steelmaking. This trend was partially reversed between 2011 and 2015 due to global steel production overcapacity driven largely by Chinese blast furnace ("BOF") steel production. Beginning in 2016, efforts by the Chinese government to restructure China’s domestic steel industry have led to limits on BOF steel production and lower export levels, and developed economies, which typically have much larger EAF steel industries, have instituted a number of trade policies in support of domestic steel producers. As a result, since 2016, the EAF steel market has rebounded strongly and resumed its long‑term growth trajectory. This revival in EAF steel production has resulted in increased demand for our graphite electrodes.
At the same time, two supply‑side structural changes have contributed to recent record high prices of graphite electrodes. First, ongoing consolidation and rationalization of graphite electrode production capacity have limited the ability of graphite electrode producers to meet demand. We estimate that approximately 20% of graphite electrode industry production capacity (excluding China) has been closed or repurposed since the beginning of 2014, and we believe the majority of these closures represent permanent reductions. Second, demand for petroleum needle coke has outpaced supply due to increasing demand for petroleum needle coke for lithium‑ion batteries used in electric vehicles. As a result, graphite electrode prices have recently reached record high prices. We have implemented a new commercial strategy to sell 60% to 65% of our production capacity through three‑ to five‑year take‑or‑pay contracts. These contracts define volumes and prices, along with price‑escalation mechanisms for inflation, and include significant termination payments (typically, 50% to 70% of remaining contracted revenue) and, in certain cases, parent guarantees and collateral arrangements to manage our customer credit risk. We expect a high degree of stability in our future operating results due to these contracts. As of March 31, 2018, we have entered into three‑to‑five‑year take‑or‑pay contracts to sell approximately 132,406, 138,446, 134,831, 117,600 and 112,883 metric tons ("MT") in 2018, 2019, 2020, 2021 and 2022, respectively.
GrafTech's Transformation
Since 2012, we have executed a three‑part transformation plan to improve our competitive position and allow us to better serve our customers. Since 2012, we have achieved annual fixed manufacturing cost improvements of $80 million, annual capital expenditure requirement reductions of $45 million and annual overhead expense reductions of approximately $65 million, all while also improving the productivity of our plant network. We have strategically shifted production from our lowest to our highest production capacity facilities to increase fixed cost absorption. This, coupled with a recovery in customer demand, resulted in a steady increase in our capacity utilization, reaching 99% in 2017 (excluding our temporarily idled St. Marys, Pennsylvania facility). We have also reduced our annual overhead expenses by approximately $65 million since 2012 by simplifying our corporate structure from a conglomerate model to a centralized business focused exclusively on the production of graphite electrodes and petroleum needle coke, and we have streamlined and combined our workforce and various administrative functions for efficiency, and eliminated research and development ("R&D") functions unrelated to graphite electrodes. In 2018, we expect to have maintenance capital expenditures of approximately $35 million. In addition to our fixed cost reductions, we have been able to achieve significant productivity improvements and variable cost reductions across our plants since 2014. Finally, we are currently implementing an operational improvement and debottlenecking initiative, which we expect will increase our currently operating production capacity by approximately 21%, or 35,000 MT, by the end of 2018, allowing us to achieve further improvements in our cost structure. As a result of our prior operational improvement activities, we are able to achieve this large capacity increase with specific, highly targeted capital investments. This debottlenecking initiative is expected to result in approximately $37 million of capital expenditures, the majority of which will be expended in 2018. We expect our debottlenecking initiative along with our maintenance capital expenditures to result in approximately $65 million to $70 million of total capital expenditures in 2018.
In light of improved market conditions, the long lead time required to produce our products, our position as one of the market’s largest producers and our ability, through our substantial vertical integration with Seadrift Coke LP ("Seadrift"), to provide

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

customers with a reliable long‑term supply of graphite electrodes despite the market shortage of petroleum needle coke, we have implemented a new commercial strategy to sell 60% to 65% of our production capacity through three-to-five-year take-or-pay contracts. Additionally, the divestiture of our non-core legacy Engineered Solutions businesses in 2016 and 2017 has allowed our management team to focus on our core competency of graphite electrode production and generated approximately $60 million in cash proceeds and release of working capital. By focusing our management’s attention and R&D spending exclusively on the graphite electrode business, we have been able to meaningfully improve the quality of our graphite electrodes, repositioning ourselves as an industry quality leader and improving our relationships with strategic customers.
Global economic conditions and outlook
The graphite electrode industry has historically followed the growth of the EAF steel industry and, to a lesser extent, the steel industry as a whole, which has been highly cyclical and affected significantly by general economic conditions. Historically, EAF steel production has grown faster than the overall steel market due to the greater resilience, more variable cost structure, lower capital intensity and more environmentally friendly nature of EAF steelmaking.
This growth trend has resumed after a decline in EAF steelmaking between 2011 and 2015, as Chinese steel production, which is predominantly BOF‑based, grew significantly, taking market share from EAF steel producers. Throughout 2015 and 2016, our business faced significant headwinds in the major industries that we served, including slow economic growth and stagnation in steel production year‑over‑year. These factors exerted continued downward pressure on prices for our products, which negatively impacted our recent historical profitability. Additionally, in 2015, steel producers utilized BOFs over EAFs at rates higher than we had historically seen, pressuring the prices of and demand for graphite electrodes, as steel consumers in the United States and Europe, our largest markets, increased imports of low‑cost steel products, primarily from China. Additionally, prices for iron ore, the key raw material for BOFs, declined faster than scrap steel, the key raw material in EAF production. While a decline in the price of oil benefited our cost structure overall, it contributed to lower prices for petroleum needle coke and, indirectly, graphite electrodes.
Graphite electrodes saw further pricing pressure in the first half of 2016, but EAF production started to recover during the second half of 2016, which indicated a potential bottoming out in prices. Costs of the key raw materials used to run BOFs increased, and the price of scrap steel decreased, re‑balancing the economics of EAF mills relative to BOFs. These developments resulted in an increase in our sales volume over the prior year; however, the decline in prices more than offset the volume increase. Because customers historically negotiated annual agreements in the third and fourth quarters of each calendar year for graphite electrodes to be delivered the following year, increases in price often lag behind increases in volume. Nonetheless, a decline in the price of oil and our rationalization initiatives significantly improved our cost structure and positioned us to benefit from a potential recovery.
The outlook for general economic and industry‑specific growth brightened in 2017. In its January 2018 report, the International Monetary Fund ("IMF") increased its estimated global growth rate for 2018 and 2019 by 0.2% to 3.9%, respectively. The IMF maintained these estimates recently in its April 2018 World Economic Outlook publication. The WSA's April 2018 Short Range Outlook estimated global steel production outside of China would grow by 3.4% over 2017 levels to 879 million MT in 2018 and by 2.9% to 904 million MT in 2019. The WSA noted that "in the next couple of years, the global economic situation is expected to remain favourable with high confidence and strengthening recovery of investment levels in advanced economies."
Other recent macroeconomic and industry trends have created significant increases in demand for graphite electrodes. Beginning in 2016, efforts by the Chinese government to eliminate excess steelmaking production capacity and improve environmental and health conditions have led to limits on Chinese BOF steel production, including the closure of over 200 million MT of its steel production capacity, based on data from S&P Global Platts and the Ministry of Commerce of the People’s Republic of China. In 2017, Chinese steel exports fell by more than 30% from 2016, including 17 consecutive months of year‑over‑year declines, according to the National Bureau of Statistics of China. Reflecting the reduction in steel production capacity, as a result, the historical growth trend of EAF steelmaking relative to the overall steel market resumed and has led to increased demand for our graphite electrodes. At the same time, ongoing consolidation and rationalization of graphite electrode production capacity has limited the ability of graphite electrode producers to meet this demand. Prior to this improvement in demand, the electrode industry experienced an extended, five‑year downturn, resulting in a reduction of production capacity outside of China of approximately 200,000 MT (or approximately 20%) since the beginning of 2014.
Petroleum needle coke, which is the primary raw material for graphite electrode manufacturing, and coal tar pitch, which is a raw material used in our manufacturing processes, are currently in limited supply. Demand for petroleum needle coke has

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

outpaced supply due to increasing demand for petroleum needle coke in the production of lithium‑ion batteries used in electric vehicles. Increased demand has led to pricing increases of four to six times for petroleum needle coke in the current market compared to one year ago. While we believe that our substantial vertical integration into petroleum needle coke through our ownership of Seadrift provides a significant cost advantage relative to our competitors in periods of tight petroleum needle coke supply, such as the current market environment, we currently purchase approximately 25% of our petroleum needle coke requirements from external sources. As a result, we expect to incur increased costs purchasing that portion of our petroleum needle coke supply. Additionally, supply of coal tar pitch, a byproduct of coking metallurgical coal used in BOF steelmaking, has fallen as a result of the reduced demand for metallurgical coke for BOF steel furnaces. Consequently, prices for coal tar pitch have increased starting in the second half of 2017. The higher raw material purchase costs for both petroleum needle coke and coal tar pitch are expected to contribute to an increase in our costs of goods sold in future quarters of 2018.
These factors have led to supply constraints for our products. There are indications that this demand and supply imbalance could persist for some time. As a result, graphite electrode prices have reached record high prices.
Weighted average realized price for the three months ended March 31, 2018 benefited from a small portion of our electrode sales being sold on a spot basis. Industry spot prices are at record levels of as high as $15,000 to $30,000 per MT. However, as a result of our recent three- to five-year contracting initiative and other sales commitments, approximately 96% of our 2018 production capacity is now contracted or committed by purchase orders and will not be available for spot sales. The weighted average selling price of our currently contracted and committed orders for the remaining quarters of 2018 is expected to be approximately $9,650 per MT. This represents a combination of our three-to five-year take-or-pay contracts as well as other committed business for 2018, which was mostly negotiated in 2017 at lower prices. We have made the strategic decision to service our long-term strategic customers through our contracted and committed purchase order volume in the second and third quarters of 2018, and as a result, expect to have only minimal production volume available for sales into the spot market during these quarters.
We expect the results of our operational improvement and debottlenecking initiative to increase our production capacity by approximately 21% during the fourth quarter of 2018. We expect the majority of the incremental volume from our capacity expansion to be available for sale to customers on a spot basis going forward.
We expect to experience higher input raw material purchase costs in 2018, which will be reflected in cost of goods sold in future quarters.
Key metrics used by management to measure performance
In addition to measures of financial performance presented in our Consolidated Financial Statements in accordance with GAAP, we use certain other financial measures and operating metrics to analyze the performance of our company. The “non‑GAAP” financial measures consist of EBITDA from continuing operations and adjusted EBITDA from continuing operations, which help us evaluate growth trends, establish budgets, assess operational efficiencies and evaluate our overall financial performance. The key operating metrics consist of sales volume, weighted average realized price, production volume, production capacity and capacity utilization.
Key financial measures

	For the three months ended March 31,
(in thousands)	2018	2017
Net sales	$451,899	$104,739
Net income (loss)	223,673	(26,344)
EBITDA from continuing operations(1)	304,768	1,048
Adjusted EBITDA from continuing operations(1)	310,339	4,190

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Key operating metrics

	For the three months ended March 31,
(in thousands, except price data)	2018	2017
Sales volume (MT)(2)	43	41
Weighted average realized price(3)	$10,124	$2,288
Production volume (MT)(4)	43	40
Production capacity (MT)(5)	51	48
Production capacity excluding St. Marys during idle period (MT)(6)	44	41
Capacity utilization(7)	84%	83%
Capacity utilization excluding St. Marys during idle period(6)	98%	98%

(1)	See below for more information and a reconciliation of EBITDA and adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

(2)	Sales volume reflects the total volume of graphite electrodes sold for which revenue has been recognized during the period. See below for more information on our key operating metrics.

(3)
Weighted average realized price reflects the total revenues from sales of graphite electrodes for the period divided by the graphite electrode sales volume for that period. See below for more information on our key operating metrics.

(4)	Production volume reflects graphite electrodes produced during the period. See below for more information on our key operating metrics.

(5)
Production capacity reflects expected maximum production volume during the period under normal operating conditions, standard product mix and expected maintenance downtime. Actual production may vary. See below for more information on our key operating metrics.

(6)	The St. Marys, Pennsylvania facility was temporarily idled effective the second quarter of 2016, except for the machining of semi‑finished products sourced from other plants.

(7)	Capacity utilization reflects production volume as a percentage of production capacity. See below for more information on our key operating metrics.
Non‑GAAP financial measures
EBITDA from continuing operations and adjusted EBITDA from continuing operations are non‑GAAP financial measures. We define EBITDA from continuing operations, a non‑GAAP financial measure, as net income or loss plus interest expense, minus interest income, plus income taxes, discontinued operations and depreciation and amortization from continuing operations. We define adjusted EBITDA from continuing operations as EBITDA from continuing operations plus any pension and OPEB plan expenses, impairments, rationalization‑related charges, costs related to our initial public offering, non‑cash gains or losses from foreign currency remeasurement of non‑operating liabilities in our foreign subsidiaries where the functional currency is the U.S. dollar and non‑cash fixed asset write‑offs. Adjusted EBITDA from continuing operations is the primary metric used by our management and our board of directors to establish budgets and operational goals for managing our business and evaluating our performance.
We monitor adjusted EBITDA from continuing operations as a supplement to our GAAP measures, and believe it is useful to present to investors, because we believe that it facilitates evaluation of our period‑to‑period operating performance by eliminating items that are not operational in nature, allowing comparison of our recurring core business operating results over multiple periods unaffected by differences in capital structure, capital investment cycles and fixed asset base. In addition, we believe adjusted EBITDA from continuing operations and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt‑service capabilities.
Our use of adjusted EBITDA from continuing operations has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	adjusted EBITDA from continuing operations does not reflect changes in, or cash requirements for, our working capital needs;

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

•
adjusted EBITDA from continuing operations does not reflect our cash expenditures for capital equipment or other contractual commitments, including any capital expenditures for future capital expenditure requirements to augment or replace our capital assets;

•	adjusted EBITDA from continuing operations does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	adjusted EBITDA from continuing operations does not reflect tax payments that may represent a reduction in cash available to us;

•	adjusted EBITDA from continuing operations does not reflect expenses relating to our pension and OPEB plans;

•	adjusted EBITDA from continuing operations does not reflect impairment of long‑lived assets and goodwill;

•
adjusted EBITDA from continuing operations does not reflect the non‑cash gains or losses from foreign currency remeasurement of non‑operating liabilities in our foreign subsidiaries where the functional currency is the U.S. dollar;

•
adjusted EBITDA from continuing operations does not reflect rationalization‑related charges, acquisition costs, costs related to the change in control and proxy contests, costs related to our initial public offering, costs or the non‑cash write‑off of fixed assets; and

•
other companies, including companies in our industry, may calculate EBITDA from continuing operations and adjusted EBITDA from continuing operations differently, which reduces its usefulness as a comparative measure.

In evaluating EBITDA from continuing operations and adjusted EBITDA from continuing operations, you should be aware that in the future, we will incur expenses similar to the adjustments in this presentation. Our presentations of EBITDA from continuing operations and adjusted EBITDA from continuing operations should not be construed as suggesting that our future results will be unaffected by these expenses or any unusual or non‑recurring items. When evaluating our performance, you should consider EBITDA from continuing operations and adjusted EBITDA from continuing operations alongside other financial performance measures, including our net income (loss) and other GAAP measures.
The following table reconciles our non‑GAAP key financial measures to the most directly comparable GAAP measures:

	For the three months ended March 31,
	2018	2017
	(in thousands)
Net income (loss)	223,673	(26,344)
Add:
Discontinued operations	(1,626)	4,066
Depreciation and amortization	16,328	15,542
Interest expense	37,865	7,546
Interest income	(115)	(123)
Income taxes	28,643	361
EBITDA from continuing operations	304,768	1,048
Adjustments:
Pension and OPEB plan (gain) expenses(1)	511	765
Rationalization‑related (gains)/charges(2)	—	(8)
Initial public offering ("IPO") expenses (3)	3,187	—
Non‑cash loss (gain) on foreign currency remeasurement(4)	1,873	2,385
Adjusted EBITDA from continuing operations	310,339	4,190

(1)	Service and interest cost of our Pension and OPEB plans. Also includes a mark‑to‑market loss (gain) for plan assets as of December of each year.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

(2)
Costs associated with rationalizations in our graphite electrode manufacturing operations and in the corporate structure. They include severance charges, contract termination charges, write‑off of equipment and (gain)/loss on sale of manufacturing sites.

(3)	Legal, accounting, printing and registration fees associated with the initial public offering

(4)	Non‑cash (gain) loss from foreign currency remeasurement of non‑operating liabilities of our non‑U.S. subsidiaries where the functional currency is the U.S. dollar.

Key Operating Metrics
Key operating metrics consist of sales volume, weighted average realized price, production volume, production capacity and capacity utilization.
Sales volume reflects the total volume of graphite electrodes sold for which revenue has been recognized during the period. For a discussion of our revenue recognition policy, see Note 3 to the Financial Statements "Revenue from Contracts with Customers". Under our policy, volume discounts and rebates are recorded as a reduction of revenue in conjunction with the sale of the graphite electrodes. Weighted average realized price reflects the total revenues from sales of graphite electrodes for the period divided by the graphite electrode sales volume for that period. Sales volume and price help investors understand the factors that drive our net sales.
Production volume reflects graphite electrodes produced during the period. Production capacity reflects expected maximum production volume during the period under normal operating conditions, standard product mix and expected maintenance downtime. Capacity utilization reflects production volume as a percentage of production capacity. Production volume, production capacity and capacity utilization help us understand the efficiency of our production, evaluate cost of sales and consider how to approach our contract initiative.
The Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
The tables presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our MD&A, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	For the Three Months Ended March 31,		Increase/ Decrease	% Change
	2018	2017
	(Dollars in thousands)

Net sales	$451,899	$104,739	$347,160	331%
Cost of sales	145,149	103,453	41,696	40%
Gross profit	306,750	1,286	305,464	23,753%
Research and development	429	820	(391)	(48)%
Selling and administrative expenses	15,876	11,656	4,220	36%
Operating income (loss)	290,445	(11,190)	301,635	(2,696)%
Other expense (income), net	2,005	3,304	(1,299)	(39)%
Interest expense	37,865	7,546	30,319	402%
Interest income	(115)	(123)	8	(7)%
Income (loss) from continuing operations before provision for income taxes	250,690	(21,917)	272,607	(1,244)%
Provision for income taxes	28,643	361	28,282	7,834%
Net income (loss) from continuing operations	222,047	(22,278)	244,325	(1,097)%
Income (loss) from discontinued operations, net of tax	1,626	(4,066)	5,692	(140)%
Net income (loss)	$223,673	$(26,344)	$250,017	(949)%

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Net sales. Net sales increased by $347.2 million, or 331%, from $104.7 million in the three months ended March 31, 2017 to $451.9 million in the three months ended March 31, 2018. This increase was driven by a 332% increase in the weighted average realized price for graphite electrodes and a 4.9% increase in sales volume in the three months ended March 31, 2018 compared to the same period in 2017. The weighted average realized price increased to $10,124 per MT in the three months ended March 31, 2018 compared to $2,288 per MT in the same period of the prior year. These increases in weighted average realized price and sales volume were driven by increased demand for electrodes due to growth in electric arc furnace steel manufacturing, combined with a constrained electrode supply due to reductions in electrode manufacturing capacity over the past several years and a limited supply of our key raw material, petroleum needle coke. Prices decreased throughout 2016 and into the first quarter of 2017, but began to increase in the third quarter of 2017. The weighted average sales price increased 42% from the third quarter to the fourth quarter of 2017 and an additional 143% from the fourth quarter of 2017 to the first quarter of 2018. Net sales also benefited by $10.3 million from advantageous foreign currency impacts.
We have successfully implemented our strategy entering into take-or-pay sales agreements with our customers that range from three to five years in duration. For the three months ended March 31, 2018, approximately 60% of our revenues were generated from these contracts, with the remainder generated from other graphite electrode sales and by-product sales . We expect the percentage of revenue from these contracts to be even higher for the remainder of the 2018.
Cost of sales. Cost of sales increased by $41.7 million, or 40%, from $103.5 million in the three months ended March 31, 2017 to $145.1 million in the three months ended March 31, 2018. Increased raw material prices was the primary driver of the increased costs. Additionally, unfavorable foreign currency impacts negatively impacted costs by $7.1 million and increased volumes contributed $4.4 million of additional costs.
Selling and administrative expenses. Selling and administrative expenses increased by $4.2 million, or 36%, from $11.7 million in the three months ended March 31, 2017 to $15.9 million in the three months ended March 31, 2018. This increase was driven primarily by $3.2 million of additional costs related to our IPO.
Other (income) expense. Other expense decreased by $1.3 million, or 39%, from $3.3 million in three months ended March 31, 2017 to $2.0 million in the three months ended March 31, 2018. This decrease was primarily due to non‑cash foreign currency impacts on non‑operating assets and liabilities.
Interest expense. Interest expense increased by $30.3 million, or 402%, from $7.5 million in the three months ended March 31, 2017 to $37.9 million in the three months ended March 31, 2018, due to increased interest expense primarily due to the early extinguishment of our Senior Notes. These early extinguishment charges included accelerated accretion of the fair value adjustment on the Senior Notes of $18.7 million and a premium redemption of $4.8 million.
 Provision for income taxes. The following table summarizes the expense/(benefit) for income taxes:

	For the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)

Tax expense	$28,643	$361
Pretax income (loss)	250,690	(21,917)
Effective tax rates	11.4%	(1.6)%
The effective tax rate for the three months ended March 31, 2017 was (1.6)%. This rate differs from the U.S. statutory rate of 35% primarily due to recent losses in the U.S. and Switzerland where we received no tax benefit due to a full valuation allowance and worldwide earnings from various countries taxed at different rates. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.
The effective tax rate for the three months ended March 31, 2018 was 11.4%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates and the utilization of net operating losses in the US with a release of a portion of the valuation allowance recorded against the related deferred tax asset.
The tax expense increased from $0.4 million for the three months ended March 31, 2017 to $28.6 million for the same period in 2018. This change is primarily due to certain jurisdictions shifting from pre-tax losses in the three months ended March

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

31, 2017 to pre-tax earnings in three months ended March 31, 2018. Additionally, the shift in the jurisdictional mix of earnings and losses from year to year further contributed to the change in tax expense.
Income (loss) from discontinued operations. Income (loss) from our discontinued operations increased by $5.7 million, or 140%, from a loss of $4.1 million in the three months ended March 31, 2017 to $1.6 million in the three months ended March 31, 2018. The loss in the three months ended March 31, 2017 included an impairment of $2.5 million. The remaining increase was due to the elimination of operations in 2017 and the wind-down of remaining assets into 2018.
 Effects of Changes in Currency Exchange Rates
When the currencies of non-U.S. countries in which we have a manufacturing facility decline (or increase) in value relative to the U.S. dollar, this has the effect of reducing (or increasing) the U.S. dollar equivalent cost of sales and other expenses with respect to those facilities. In certain countries in which we have manufacturing facilities, and in certain export markets, we sell in currencies other than the U.S. dollar. Accordingly, when these currencies increase (or decline) in value relative to the U.S. dollar, this has the effect of increasing (or reducing) net sales. The result of these effects is to increase (or decrease) operating profit and net income.
Many of the non-U.S. countries in which we have a manufacturing facility have been subject to significant economic and political changes, which have significantly impacted currency exchange rates. We cannot predict changes in currency exchange rates in the future or whether those changes will have net positive or negative impacts on our net sales, cost of sales or net income.
The impact of these changes in the average exchange rates of other currencies against the U.S. dollar on our net sales was an increase of $10.3 million for the three months ended March 31, 2018 compared to the same period in 2017. The impact of these changes on our cost of sales for the three months ended March 31, 2018 was an increase of $7.1 million compared to the same period in 2017.
We have in the past and may in the future use various financial instruments to manage certain exposures to risks caused by currency exchange rate changes, as described under “Part I, Item 3–Quantitative and Qualitative Disclosures about Market Risk”.
 Liquidity and Capital Resources
Our sources of funds have consisted principally of cash flow from operations and debt, including our credit facilities (subject to continued compliance with the financial covenants and representations). Our uses of those funds (other than for operations) have consisted principally of dividends, capital expenditures, cash paid for acquisitions and associated expenses, debt reduction payments and other obligations. Disruptions in the U.S. and international financial markets could adversely affect our liquidity and the cost and availability of financing to us in the future.
We believe that we have adequate liquidity to meet our needs. As of March 31, 2018, we had liquidity of $381.2 million consisting of $242.8 of availability on our 2018 Revolving Facility (subject to continued compliance with the financial covenants and representations) and cash and cash equivalents of $138.4 million. We had long‑term debt of $1,421.3 million, short‑term debt of $52.4 million and stockholder’s equity of $(276.2) million as of March 31, 2018. As of December 31, 2017, we had liquidity of $165.2 million consisting of $151.8 million available on our Old Revolving Facility (subject to continued compliance with the financial covenants and representations and adjusting for the $25 million minimum liquidity requirement) and and cash and cash equivalents of $13.4 million. We had long‑term debt of $322.9 million, short‑term debt of $16.5 million and stockholders’ equity of $613.2 million as of December 31, 2017.
As of March 31, 2018 and December 31, 2017, $81.6 million and $12.6 million, respectively, of our cash and cash equivalents were located outside of the United States. We repatriate funds from our foreign subsidiaries through dividends. All of our subsidiaries face the customary statutory limitation that distributed dividends do not exceed the amount of retained and current earnings. In addition, for our subsidiary in South Africa, the South Africa Central Bank imposes that certain solvency and liquidity ratios remain above defined levels after the dividend distribution, which historically has not materially affected our ability to repatriate cash from this jurisdiction. The cash and cash equivalents balances in South Africa were $4.1 million and $1.8 million as of March 31, 2018 and December 31, 2017, respectively. Upon repatriation to the United States, the foreign source portion of dividends we receive from our foreign subsidiaries is no longer subject to U.S. federal income tax as a result of the Tax Act.
Cash flow and plans to manage liquidity. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of capital expenditures, acquisitions, divestitures and other factors. We had positive cash flow from operating activities during 2017, 2016 and 2015. Although the global economic environment experienced significant swings in these periods, our working capital management and cost‑control initiatives allowed us to remain operating cash‑flow positive in both times of declining and improving operating

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

results. Cash from operations is expected to return to positive sustained levels due to the predictable earnings generated by our three-to-five-year sales contracts with our customers.
As of March 31, 2018, we had access to the $250 million 2018 Revolving Facility, which was undrawn. We had $7.2 million of letters of credit, for a total availability on the 2018 Revolving Facility of $242.8 million. As of December 31, 2017, we had $39.5 million of borrowings and $8.7 million of letters of credit, for a total of $48.2 million drawn against the Old Revolving Credit Facility. We also had $0.5 million of surety bonds outstanding as of both March 31, 2018 and December 31, 2017.
On February 12, 2018, we entered into the 2018 Credit Agreement, which provides for the 2018 Revolving Facility and the 2018 Term Loan Facility. On February 12, 2018, our wholly owned subsidiary, GrafTech Finance, borrowed $1,500 million under the 2018 Term Loan Facility. The funds received were used to pay off our outstanding debt, including borrowings under our Old Credit Agreement and the Senior Notes and accrued interest relating to those borrowings and the Senior Notes, declare and pay a dividend of $1,112.0 million to our sole pre-IPO stockholder, pay fees and expenses incurred in connection therewith and for other general corporate purposes.
On April 19, 2018, we declared a dividend in the form of a $750 million promissory note (“Brookfield Promissory Note”) to the sole pre-IPO stockholder. The $750 million Brookfield Promissory Note is conditioned upon (i) the Senior Secured First Lien Net Leverage Ratio (as defined in the 2018 Credit Agreement), as calculated based on our final financial results for the first quarter of 2018, being equal to or less than 1.75 to 1.00, (ii) no Default or Event of Default (each as defined in the 2018 Credit Agreement) having occurred and continuing or that would result from the $750 million Brookfield Promissory Note and (iii) the satisfaction of the conditions described in (i) and (ii) above occurring within 60 days from the dividend record date. Upon publication of this report, these conditions will have been met and, as a result, the Brookfield Promissory Note will be outstanding in the amount of $750 million.
The Brookfield Promissory Note will mature eight years from the date of issuance and bears interest at a rate equal to the Adjusted LIBO Rate (as defined in the Brookfield Promissory Note) plus an applicable margin equal to 4.50% per annum, with an additional 2.00% per annum starting from the third anniversary from the date of issuance. We will be permitted to make voluntary prepayments at any time without premium or penalty. All obligations under the Brookfield Promissory Note will be unsecured and guaranteed by all of our existing and future domestic wholly owned subsidiaries that guarantee, or are borrowers under, the Senior Secured Credit Facilities. No funds will be lent or otherwise contributed to us by the selling stockholder in connection with the Brookfield Promissory Note. As a result, we will receive no consideration in connection with its issuance.
We plan to explore opportunities to refinance it with debt securities or other long‑term debt to the extent available on attractive terms. However, there can be no assurance that we will be able to refinance the Brookfield Promissory Note on commercially reasonable terms in the near term or at all. In addition, there can be no assurance that the terms of any such refinancing indebtedness (including the interest rate) will be as or more favorable to us as the corresponding terms under the Brookfield Promissory Note.
On April 19, 2018, we declared a $160 million cash dividend payable to Brookfield, the sole pre-IPO stockholder. Payment of this dividend is conditioned upon (i) the Senior Secured First Lien Net Leverage Ratio (as defined in the 2018 Credit Agreement), as calculated based on our final financial results for the first quarter of 2018, being equal to or less than 1.75 to 1.00, (ii) no Default or Event of Default (as defined in the 2018 Credit Agreement) having occurred and continuing or that would result from the payment of the dividend and (iii) the payment occurring within 60 days from the dividend record date. Upon publication of this report, we expect these conditions will have been met, and we expect to pay the dividend on or around May 9, 2018. Although this dividend will be paid after the consummation of our IPO, it will be payable solely to the pre-IPO stockholder, as sole stockholder of the Company on the dividend record date, which was prior to the consummation of the IPO.
We currently expect to pay a quarterly cash dividend of $0.085 per share, or an aggregate of $0.34 per share on an annualized basis. For the quarterly period ending June 30, 2018, we expect to pay a prorated cash dividend for the period beginning on the closing date of this offering and ending on the last day of that period. We expect to pay this dividend out of cash generated from operations; we do not intend to incur indebtedness to fund regular, quarterly dividend payments.
We cannot assure you, however, that we will pay dividends in these amounts or at all. Our board of directors may change the timing and amount of any future dividend payments or eliminate the payment of future dividends in its sole discretion, without any prior notice to our stockholders. Our ability to pay dividends will depend upon many factors, including our financial position and liquidity, results of operations, legal requirements, restrictions that may be imposed by the terms of our current and future credit facilities and other debt obligations and other factors deemed relevant by our board of directors.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Potential uses of our liquidity include dividends, capital expenditures, acquisitions, debt repayments and other general purposes. Continued volatility in the global economy may require additional borrowings under the 2018 Revolving Facility. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn could significantly and negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.
In the event that operating cash flows fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our 2018 Revolving Facility, to the extent available.
In order to seek to minimize our credit risks, we may reduce our sales of, or refuse to sell (except for cash on delivery or under letters of credit or parent guarantees), our products to some customers and potential customers. In the current economic environment, our customers may experience liquidity shortages or difficulties in obtaining credit, including letters of credit. Our unrecovered trade receivables worldwide have not been material during the last two years individually or in the aggregate.
We manage our capital expenditures by taking into account quality, plant reliability, safety, environmental and regulatory requirements, prudent or essential maintenance requirements, global economic conditions, available capital resources, liquidity, long‑term business strategy and return on invested capital for the relevant expenditures, cost of capital and return on invested capital of the Company as a whole and other factors. We expect to have maintenance capital expenditures of approximately $35 million in 2018. Our operational improvements and de-bottlenecking initiative is expected to result in approximately $37 million of capital expenditures, the majority of which will be expended in 2018. We expect our debottlenecking initiative along with our maintenance capital expenditures to result in approximately $65 million to $70 million of total capital expenditures in 2018.
In addition to the items discussed above, future financing activities and uses of our liquidity could include outflows related to the payment of the quarterly cash dividend to stockholders and debt repayment.
Related Party Transactions. We have engaged in the following transactions with affiliates or related parties during the three months ended March 31, 2018: payment of dividends to Brookfield and entrance into the Brookfield Promissory Note, Tax Receivable Agreement, Stockholders Rights Agreement and Registration Rights Agreement with Brookfield (see Note 12 to the financial statements "Subsequent Events"). Additionally, during 2016, Brookfield purchased on the open market in aggregate approximately $53 million of the Senior Notes. We redeemed our Senior Notes on February 12, 2018.
We have also reimbursed certain costs incurred by Brookfield as required under the Investment Agreement, transactions with our current or former subsidiaries, compensatory transactions with directors and officers including employee benefits (including reimbursement to Brookfield for compensation costs incurred by it for certain personnel who devote substantially all of their working time to us), stock option and restricted stock grants, compensation deferral, stock purchases, and customary indemnification and expense advancement arrangements.
One of our independent directors purchased an aggregate of 5,000 shares of common stock in April 2018 in our IPO.

Cash Flows.
The following table summarizes our cash flow activities:

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
	in millions
Cash flow provided by (used in):
Operating activities	$140.6	$1.8
Investing activities	$(13.3)	$(7.6)
Financing activities	$(2.6)	$12.5
Operating Activities

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Cash flow from operating activities represents cash receipts and cash disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting net income (loss) for:

•	Non-cash items such as depreciation and amortization, impairment, post retirement obligations, and severance and pension plan changes;

•	Gains and losses attributed to investing and financing activities such as gains and losses on the sale of assets and unrealized currency transaction gains and losses; and

•	Changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.
The net impact of the changes in working capital (operating assets and liabilities), which are discussed in more detail below, include the impact of changes in: receivables, inventories, prepaid expenses, accounts payable, accrued liabilities, accrued taxes, interest payable, and payments of other current liabilities.
During the three months ended March 31, 2018, changes in working capital resulted in a net use of funds of $150.5 million which was impacted by:

•	net cash outflows in accounts receivable of $132.8 million from the increase in accounts receivable due to increased sales driven by higher weighted average realized prices;

•	net cash outflows from increases in inventory of $28.7 million, due primarily to higher priced raw materials; and

•	net cash inflows from decreased prepaid expense of $10.8 million due to the reduction of advanced payments.
Other uses of cash in the three months ended March 31, 2018 included contributions to pension and other benefit plans of $2.3 million, cash paid for interest of $11.0 million and taxes paid of $1.8 million.
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
Other uses of cash in the three months ended March 31, 2017 included contributions to pension and other benefit plans of $2.8 million, cash paid for interest of $1.6 million and taxes paid of $0.8 million.
Investing Activities
Net cash used investing activities was $13.3 million during the three months ended March 31, 2018 resulting from capital expenditures of $14.0 million partially offset by proceeds from the sale of fixed assets of $0.7 million.
Net cash used in investing activities was $7.6 million during the three months ended March 31, 2017 and included capital expenditures of $8.0 million and proceeds from the sale of fixed assets of $0.4 million.
 Financing Activities
Net cash outflow from financing activities was $2.6 million during the three months ended March 31, 2018, which was the net impact of our February 12, 2018 refinancing, proceeds of which were used to repay outstanding debt and pay a dividend of $1,112.0 million to Brookfield, our sole stockholder.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Net cash inflow from financing activities was $12.5 million during the three months ended March 31, 2017, resulting from net borrowings under our Old Revolving Facility.
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
The outstanding foreign currency derivatives represented no net unrealized gain or loss as of March 31, 2018 and a net unrealized loss as of $0.1 million as of December 31, 2017.
Energy Commodity Management. We have entered into commodity derivative contracts to effectively fix some or all of our exposure to refined oil products. The outstanding commodity derivative contracts represented a net unrealized loss of $1.8 million as of March 31, 2018 and a net unrealized gain of $4.7 million as of December 31, 2017.
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
Sensitivity Analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our foreign currency derivatives and our commodity derivatives. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of March 31, 2018, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a corresponding decrease of $2.7 million or a corresponding increase of $2.7 million, respectively, in the fair value of the foreign currency hedge portfolio. A 10% increase or decrease in the value of the underlying commodity prices that we hedge would result in a corresponding increase or decrease of $18.1 million in the fair value of the commodity hedge portfolio as of March 31, 2018. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
We had no interest rate derivative instruments outstanding as of March 31, 2018. A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $2.1 million for the three months ended March 31, 2018.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective at the reasonable assurance level as of March 31, 2018.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings
Additional information required by this Item is set forth in Note 9, “Contingencies” of the Notes to Consolidated Financial Statements and is incorporated herein by reference.
Item 1A. Risk Factors
Our business, financial condition, results of operations and cash flow can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below. You should carefully read all of the information included in this report and carefully consider, among other matters, the following risk factors, as well as any discussed under Part I, Item 2, “Management's Discussion and Analysis of Financial Conditions and Results of Operations.” The occurrence of any of the following risks could material and adversely affect our business, financial condition, results of operations and cash flow, in which case, the market price of our securities could decline.
Risks related to our business and industry
We have a history of net losses and may not achieve or maintain profitability in the future.
We have a history of significant net operating losses, including a net loss of $235.8 million for the year ended December 31, 2016. We may not be able to achieve or maintain profitability for the current or any future fiscal year. Our ability to achieve and maintain profitability depends on a number of factors, including the growth rate of the graphite electrode industry, the price of our products, the cost to produce our products, the competitiveness of our products and the production capacity at our existing plants. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. In addition, as a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. As a result, our operations may not achieve profitability in the future and, even if we do achieve profitability, we may not be able to maintain or increase it.
We may be unable to implement our business strategies, including our initiative to secure and maintain three‑ to five‑year take‑or‑pay customer contracts, in an effective manner.
Our future financial performance and success largely depend on our ability to implement our business strategies for growth successfully. We have undertaken, and will continue to undertake, various business strategies to sell a significant portion of our production capacity through three-to-five-year, take-or-pay contracts, grow our production capacity, and improve operating efficiencies and generate cost savings. We cannot assure you that we will successfully implement our business strategies or that implementing these strategies will sustain or improve and not harm our results of operations. In particular, our ability to implement our new strategy to enter into three-to-five-year take-or-pay contracts successfully is subject to certain risks, including customers seeking to renegotiate key terms of their contracts, such as pricing and specified volume commitments, in the event market conditions change during the contract term; our inability to extend contracts when they expire; and a disruption in our access to Seadrift‑produced petroleum needle coke, which we will rely on to deliver the contracted volumes under the contracts. As a result, we cannot assure you that we will successfully implement this strategy or realize the anticipated benefits of these contracts. In addition, the costs involved in implementing our strategies may be significantly greater than we currently anticipate. For example, our ability to complete production capacity expansions or make other operational improvements as planned may be delayed or interrupted by the need to obtain environmental and other regulatory approvals, the availability of labor and materials, unforeseen hazards, such as weather conditions, and other risks customarily associated with construction projects. Moreover, the cost of expanding production capacity could have a negative impact on our financial results until capacity utilization is sufficient to absorb the incremental costs associated with the expansion.
Our business strategies are based on our assumptions about future demand for our products and on our continuing ability to produce our products profitably. Each of these factors depends, among other things, on our ability to finance our operations, maintain high‑quality and efficient manufacturing operations, respond to competitive and regulatory changes, access quality raw materials in a cost‑effective and timely manner, and retain and attract highly skilled technical, managerial, marketing and finance personnel. Any failure to develop, revise or implement our business strategies in a timely and effective manner may adversely affect our business, financial condition, results of operations or cash flows.

Pricing for graphite electrodes has historically been cyclical and, in the future, the price of graphite electrodes will likely decline from recent record highs.
Pricing for graphite electrodes has historically been cyclical, reflecting the demand trends of the global EAF steelmaking industry and the supply of graphite electrodes. In addition, as petroleum needle coke reflects a significant percentage of the raw material cost of graphite electrodes, graphite electrodes have historically been priced at a spread to petroleum needle coke, which in the past has increased in tight demand markets. Historically, between 2006 and 2016, our weighted average realized price of graphite electrodes was approximately $4,500 per MT (on an inflation‑adjusted basis using constant 2017 dollars).
During the most recent demand trough, our weighted average realized price of graphite electrodes fell to approximately $2,500 per MT in 2016, on an inflation‑adjusted basis using constant 2017 dollars. Following the significant rationalization of graphite electrode production globally, the resumption of growth in EAF steel production, falling scrap prices, reductions in Chinese steel production and constrained supply of needle coke, graphite electrode prices have recently reached record highs. For example, graphite electrode industry spot prices reached record levels of as high as $15,000 to $30,000 per MT in the first quarter of 2018. As of March 31, 2018, we have executed three-to-five-year take-or-pay contracts, representing approximately 60% to 65% of our production capacity from 2018 through 2022. The weighted average contract price for the contracted volumes over the next five years is approximately $9,700 per MT. If spot prices remain above our contract prices, our profitability may be negatively impacted compared to what it would have been if we had sold the contracted volume in the spot market. However, due to the cyclical nature of graphite electrode pricing, this recent upward pricing trend is likely not sustainable and, as a result, the price for graphite electrodes will likely decline in the future. Our business, financial condition and operating results could be materially and adversely affected to the extent prices for graphite electrodes decline in the future to or below our historical weighted average realized price levels.
Our business and operating results have been and will continue to be sensitive to economic conditions and a downturn in economic conditions may materially adversely affect our business.
Our operations and performance are materially affected by global and regional economic conditions. As described further below, we are dependent on the steel industry, which historically has been highly cyclical and is affected by general economic conditions. An economic downturn may reduce customer demand, reduce prices for our products or inhibit our ability to produce our products, which would negatively affect our operating results. Our business and operating results have also been and will continue to be sensitive to declining consumer and business confidence; fluctuating commodity prices; volatile exchange rates and other challenges that can affect the economy. Our customers may experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing, leading them to delay or cancel plans to purchase our products or seek to renegotiate terms of their supply contracts, and they may not be able to fulfill their obligations to us in a timely fashion. Further, suppliers and other business partners may experience similar conditions, which could impact their ability to fulfill their obligations to us. Also, it could be difficult to find replacements for business partners without incurring significant delays or cost increases. These events would negatively impact our revenues and results of operations.
We are dependent on the global steel industry generally and the EAF steel industry in particular, and a downturn in these industries may materially adversely affect our business.
We sell our products primarily to the EAF steel production industry. The steel industry historically has been highly cyclical and is affected significantly by general economic conditions. Significant customers for the steel industry include companies in the automotive, construction, appliance, machinery, equipment and transportation industries, which are industries that were negatively affected by the general economic downturn and the deterioration in financial markets, including severely restricted liquidity and credit availability, in the recent past. In particular, EAF steel production declined approximately 17% from 2008 to 2009 as a result of that general economic downturn and deterioration in financial markets.
In addition, EAF steel production declined approximately 10% from 2011 to 2015 due to global steel production overcapacity driven largely by Chinese BOF steel production. Since 2016, however, the EAF steel market has rebounded strongly and resumed its long‑term growth trajectory. Our customers, including major steel producers, have in the past experienced and may again experience downturns or financial distress that could adversely impact our ability to collect our accounts receivable on a timely basis or at all.
Global graphite electrode overcapacity has adversely affected graphite electrode prices in the past, and may adversely affect them again in the future, which could negatively impact our sales, margins and profitability.
Overcapacity in the graphite electrode industry has adversely affected pricing and may do so again. The rapid growth of Chinese steel production after 2010, which was primarily produced from BOF steelmaking, created a significant global oversupply of steel. Chinese steel exports gained market share from EAF producers, creating graphite electrode industry oversupply and inventory de‑stocking in this period. Historically, between 2006 and 2016, our weighted average realized price of graphite electrodes was approximately $4,500 per MT (on an inflation‑adjusted basis using constant 2017 dollars). During the most recent demand trough, our weighted average realized price fell to approximately $2,500 per MT in 2016. Although Chinese steel production has decreased since 2016 as a result of the enactment of certain Chinese governmental initiatives, any significant future growth in Chinese BOF steel production could once again lead to an oversupply of steel, which would adversely affect the price of graphite electrodes.
An increase in global graphite electrode production capacity that outpaces an increase in demand for graphite electrodes could adversely affect the price of graphite electrodes. Excess production capacity may result in manufacturers producing and exporting electrodes at prices that are lower than prevailing domestic prices, and sometimes at or below their cost of production. Excessive imports into the Americas and Europe, the Middle East and Asia, which collectively make up 90% of our market, can also exert downward pressure on graphite electrode prices, which negatively affects our sales, margins and profitability.
The graphite industry is highly competitive. Our market share, net sales or net income could decline due to vigorous price and other competition.
Competition in the graphite industry (other than, generally, with respect to new products) is based primarily on price, product differentiation and quality, delivery reliability and customer service. Graphite electrodes, in particular, are subject to rigorous price competition. Competition with respect to new products is, and is expected to continue to be, based primarily on price, performance and cost effectiveness, customer service as well as product innovation. Competition could prevent implementation of price increases, require price reductions or require increased spending on research and development, marketing and sales that could adversely affect us. In such a competitive market, changes in market conditions, including customer demand and technological development, could adversely affect our competitiveness, sales and/or profitability.
We are dependent on the supply of petroleum needle coke. Our results of operations could deteriorate if recent disruptions in the supply of petroleum needle coke continue or worsen for an extended period.
Petroleum needle coke is the primary raw material used in the production of graphite electrodes. The supply of petroleum needle coke has been limited starting in the second half of 2017 as the demand for petroleum needle coke has outpaced supply due to increasing demand for petroleum needle coke for use in the production of lithium‑ion batteries used in electric vehicles. Seadrift currently provides approximately 75% of our current petroleum needle coke requirements, and we purchase the remaining 25% from a variety of external sources. We plan to rely on Seadrift‑produced petroleum needle coke to support the production of the contracted volumes of graphite electrodes under our three‑ to five‑year take‑or‑pay contracts. As a result, a disruption in Seadrift’s production of petroleum needle coke could adversely affect our ability to achieve the anticipated benefits of these contracts if we are forced to purchase petroleum needle coke from external sources at a higher cost to support the production of these contracted volumes. Moreover, although estimates vary as to the duration of this period of tight petroleum needle coke supply, if the current market shortage of petroleum needle coke continues or worsens, we may be unable to acquire sufficient amounts of petroleum needle coke from external sources to support the 25% of our needle coke requirements currently used in the production of graphite electrodes for sale in the spot market. As a result, a continued or worsening disruption in the supply of petroleum needle coke could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are dependent on supplies of raw materials (in addition to petroleum needle coke) and energy. Our results of operations could deteriorate if those supplies increase in cost or are substantially disrupted for an extended period.
We purchase raw materials and energy from a variety of sources. In many cases, we purchase them under short‑term contracts or on the spot market, in each case at fluctuating prices. The availability and price of raw materials and energy may be subject to curtailment or change due to:

•	limitations, which may be imposed under new legislation or regulation;

•	suppliers’ allocations to meet demand from other purchasers during periods of shortage (or, in the case of energy suppliers, extended hot or cold weather);

•	interruptions or cessations in production by suppliers; and

•	market and other events and conditions.
Petroleum and coal products, including decant oil and coal tar pitch, which are our principal raw materials other than petroleum needle coke, and energy, particularly natural gas, have been subject to significant price fluctuations. For example, Seadrift may not always be able to obtain an adequate quantity of suitable low‑sulfur decant oil for the manufacture of petroleum needle coke, and capital may not be available to install equipment to allow use of higher sulfur decant oil (which is more readily available in the United States) if supplies of low‑sulfur decant oil become more limited in the future.

We have in the past entered into, and may continue in the future to enter into, derivative contracts and short‑duration fixed rate purchase contracts to effectively fix a portion of our exposure to certain products. These strategies may not be available or successful in eliminating our exposure. A substantial increase in raw material or energy prices that cannot be mitigated or passed on to customers or a continued interruption in supply, particularly in the supply of decant oil or energy, would have a material adverse effect on our business, financial condition, results of operations or cash flows.
We are subject to a variety of legal, economic, social and political risks associated with our substantial operations in multiple countries, which could have a material adverse effect on our financial and business operations.
A substantial majority of our net sales are derived from sales outside the United States, and a majority of our operations and our total property, plant and equipment and other long‑lived assets are located outside the United States. As a result, we are subject to risks associated with operating in multiple countries, including:

•
currency fluctuations and devaluations in currency exchange rates, including impacts of transactions in various currencies, translation of various currencies into dollars for U.S. reporting and financial covenant compliance purposes, and impacts on results of operations due to the fact that the costs of our non‑U.S. operations are primarily incurred in local currencies while their products are primarily sold in dollars and euros;

•	imposition of or increases in customs duties and other tariffs;

•
imposition of or increases in currency exchange controls, including imposition of or increases in limitations on conversion of various currencies into dollars, euros, or other currencies, making of intercompany loans by subsidiaries or remittance of dividends, interest or principal payments or other payments by subsidiaries;

•	imposition of or increases in revenue, income or earnings taxes and withholding and other taxes on remittances and other payments by subsidiaries;

•	inflation, deflation and stagflation in any country in which we have a manufacturing facility;

•	imposition of or increases in investment or trade restrictions by the United States or other jurisdictions or trade sanctions adopted by the United States;

•
inability to determine or satisfy legal requirements, effectively enforce contract or legal rights, including our rights under our three‑ to five‑year take‑or‑pay contracts, and obtain complete financial or other information under local legal, judicial, regulatory, disclosure and other systems; and

•	nationalization or expropriation of assets, and other risks that could result from a change in government or government policy, or from other political, social or economic instability.
Any of these risks could have a material adverse effect on our business, financial condition, results of operations or cash flows, and we may not be able to mitigate these effects.
The fluctuation of foreign currency exchange rates could materially harm our financial results.
Changes in foreign currency exchange rates have in the past resulted, and may in the future result, in significant gains or losses. When the currencies of non‑U.S. countries in which we have a manufacturing facility decline (or increase) in value relative to the U.S. dollar, this has the effect of reducing (or increasing) the U.S. dollar equivalent cost of sales and other expenses with respect to those facilities. In certain countries in which we have manufacturing facilities, and in certain instances where we price our products for sale in export markets, we sell in currencies other than the dollar. Accordingly, increases (or declines) in value in these currencies relative to the U.S. dollar have the effect of increasing (or reducing) our net sales. The result of these effects is to increase (or decrease) operating profit and net income. Additionally, as part of our cash management, we have non‑U.S. dollar‑denominated intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains and losses in other income (expense), net, on the Consolidated Statements of Income. We have in the past entered into, and may in the future enter into, foreign currency derivatives to attempt to manage exposure to changes in currency exchange rates. These hedges may be insufficient or ineffective in protecting against the impact of these fluctuations. We also may purchase or sell these financial instruments, and open and close hedges or other positions, at any time. Fluctuations in foreign currency exchange rates could materially harm our financial results.

Our results of operations could deteriorate if our manufacturing operations were substantially disrupted for an extended period for any reason, including equipment failure, climate change, natural disasters, public health crises, political crises or other catastrophic events.
Our manufacturing operations are subject to disruption due to equipment failure, extreme weather conditions, floods, hurricanes and tropical storms and similar events, major industrial accidents, including fires or explosions, cybersecurity attacks, strikes and lockouts, adoption of new laws or regulations, changes in interpretations of existing laws or regulations or changes in governmental enforcement policies, civil disruption, riots, terrorist attacks, war, public health crises and other events. These events may also impact the operations of one or more of our suppliers. For example, the potential physical impacts of climate change on our operations are uncertain and will likely be particular to the geographic circumstances. These physical impacts may include changes in rainfall and storm patterns, shortages of water or other natural resources, changing sea levels, and changing global average temperatures. For instance, our Seadrift facility in Texas and our Calais facility in France are located in geographic areas less than 50 feet above sea level. As a result, any future rising sea levels could have an adverse impact on their operations and on their suppliers. In addition, our three operating manufacturing facilities are currently operating at or near full production capacity. As a result, in the event manufacturing operations are substantially disrupted at one of our operating facilities, we will not have the ability to increase production at our remaining operating facilities in order to compensate. To the extent any of these events occur, our business, financial condition and operating results could be materially and adversely affected.
Plant production capacity expansions may be delayed or may not achieve the expected benefits.
Our ability to complete currently planned or future production capacity expansions, including our operational improvement and debottlenecking initiative and the potential restart of our St. Marys plant, may be delayed, interrupted or otherwise limited by the need to obtain environmental and other regulatory approvals, unexpected cost increases, availability of labor and materials, unforeseen hazards such as weather conditions, and other risks customarily associated with construction projects. For example, the potential restart of our St. Marys plant will be substantially dependent on the availability of external sources of petroleum needle coke. Moreover, the costs of these activities could have a negative impact on our results of operations, particularly until capacity utilization at the facility is sufficient to absorb the incremental costs of expansion. In addition, completed capacity expansions may not achieve the expected benefits as a result of changes in market conditions, raw material shortages or other unforeseen contingencies.
We depend on third parties for certain construction, maintenance, engineering, transportation, warehousing and logistics services.
We contract with third parties for certain services relating to the design, construction and maintenance of various components of our production facilities and other systems. If these third parties fail to comply with their obligations, we may experience delays in the completion of expansions of existing facilities or the facilities may not operate as intended, which may result in delays in the production of our products and materially adversely affect our ability to meet our production targets and satisfy customer requirements or we may be required to recognize impairment charges. In addition, production delays could cause us to miss deliveries and breach our contracts, which could damage our relationships with our customers and subject us to claims for damages under our contracts. Any of these events could have a material adverse effect on our business, financial condition, results of operations or cash flows.
We also rely primarily on third parties for the transportation of the products we manufacture. In particular, a significant portion of the goods we manufacture are transported to different countries, which requires sophisticated warehousing, logistics and other resources. If any of the third parties that we use to transport products are unable to deliver the goods we manufacture in a timely manner, we may be unable to sell these products at full value or at all, which could cause us to miss deliveries and breach our contracts, which could damage our relationships with our customers and subject us to claims for damages under our contracts. Any of these events could have a material adverse effect on our business, financial condition, results of operations or cash flows.
We may not be able to recruit or retain key management and plant operating personnel.
Our success is dependent on the management and leadership skills of our key management and plant operating personnel. Following the completion of our acquisition by Brookfield, our management team has been reorganized, including the establishment of new positions reporting directly to the chief executive officer, and significant competencies have been added to the management team to further strengthen our business. The loss of any member of our reorganized key management team and personnel or an inability to attract, retain, develop and maintain additional personnel could prevent us from implementing our business strategy. In addition, our future growth and success also depend on our ability to attract, train, retain and motivate skilled managerial, sales, administration, operating and technical personnel. The loss of one or more members of our key management or plant operating personnel, or the failure to attract, retain and develop additional key personnel, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

If we are unable to successfully negotiate with the representatives of our employees, including labor unions, we may experience strikes and work stoppages.
We are party to collective bargaining agreements and similar agreements with our employees. As of December 31, 2017, approximately 718 employees, or 55%, of our worldwide employees, are covered by collective bargaining or similar agreements. As of December 31, 2017, approximately 716 employees, or 55% of our worldwide employees, were covered by agreements that expire, or are subject to renegotiation, at various times through December 31, 2018. Although we believe that, in general, our relationships with our employees are good, we cannot predict the outcome of current and future negotiations and consultations with employee representatives, which could have a material adverse effect on our business. We may not succeed in renewing or extending these agreements on terms satisfactory to us. Although we have not had any material work stoppages or strikes during the past decade, they may occur in the future during renewal or extension negotiations or otherwise. A material work stoppage, strike or other union dispute could adversely affect our business, financial condition, results of operations and cash flows.
We may divest or acquire businesses, which could require significant management attention or disrupt our business.
We may divest or acquire businesses to rationalize or expand our businesses and enhance our cash flows. For example, on February 26, 2016, we announced a strategic review of our Engineered Solutions businesses to better direct its resources and simplify its operations. The disposition of those businesses was substantially complete by the end of the third quarter of 2017.
Any acquisitions that we are able to identify and complete may involve a number of risks, including:

•	our inability to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees;

•	the diversion of our management’s attention from our existing business;

•	possible material adverse effects on our results of operations during the integration process;

•	becoming subject to contingent or other liabilities, including liabilities arising from events or conduct predating the acquisition that were not known to us at the time of the acquisition; and

•	our possible inability to achieve the intended objectives of the transaction, including the inability to achieve cost savings and synergies.
Any divestitures may also involve a number of risks, including the diversion of management’s attention, significant costs and expenses, the loss of customer relationships and cash flow, and the disruption of the affected business or business operations. Failure to timely complete or to consummate an acquisition or a divestiture may negatively affect the valuation of the affected business or business operations or result in restructuring charges.
We have significant goodwill on our balance sheet that is sensitive to changes in the market, which could result in impairment charges.
We have $171.1 million of goodwill on our balance sheet as of March 31, 2018. Our annual impairment test of goodwill was performed in the fourth quarter of 2017. The estimated fair values of our reporting units were based on discounted cash flow models derived from internal earnings forecasts and assumptions. The assumptions and estimates used in these valuations incorporated the current and expected economic environment. In that annual impairment test, our graphite electrode reporting unit’s fair value exceeded its carrying value. During the first quarter of 2015, as a result of our ongoing monitoring of triggering events, we recorded a goodwill impairment charge in our petroleum needle coke reporting unit totaling $35.4 million. A deterioration in the global economic environment or in any of the input assumptions in our calculation could adversely affect the fair value of our reporting units and result in further impairment of some or all of the goodwill on the balance sheet.
We may be subject to information technology systems failures, cybersecurity attacks, network disruptions and breaches of data security, which could compromise our information and expose us to liability.
Our information technology systems are an important element for effectively operating our business. Information technology systems failures, including risks associated with any failure to maintain or upgrade our systems, network disruptions and breaches of data security could disrupt our operations by impeding our processing of transactions, our ability to protect customer or company information or our financial reporting, leading to increased costs. It is possible that future technological developments could adversely affect the functionality of our computer systems and require further action and substantial funds to prevent or repair computer malfunctions. Our computer systems, including our back‑up systems, could be damaged or interrupted by power outages, computer and telecommunications failures, computer viruses, cybercrimes, internal or external security breaches, events such as fires, earthquakes, floods, tornadoes and hurricanes, or errors by our employees. Although we have taken steps to address these concerns by implementing network security, back‑up systems and internal control measures, these steps may be insufficient or ineffective and a system failure or data security breach could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Further, we collect data, including personally identifiable information of our employees, in the course of our business activities and transfer such data between our affiliated entities, to and from our business partners and to third‑party service providers, which may be subject to global data privacy laws and cross‑border transfer restrictions. While we take steps to comply with these legal requirements, any changes to such laws may impact our ability to effectively transfer data across borders in support of our business operations and any breach of such laws may lead to administrative, civil or criminal liability, as well as reputational harm to the Company and its employees. For example, the European Union’s ("EU") General Data Protection Regulation (GDPR), which is enforceable as of May 25, 2018, introduces a number of new obligations for subject companies, including obligations relating to data transfers and the security of personal data they process. We take steps to protect the security and integrity of the information we collect, but there is no guarantee that the steps we have taken will prevent inadvertent or unauthorized use or disclosure of such information, or prevent third parties from gaining unauthorized access to this information despite our efforts. Any such incident could result in legal claims or proceedings, liability under laws that protect the privacy of personally identifiable information (including the GDPR) and damage to our reputation.
The cost of ongoing compliance with global data protection and privacy laws and the potential fines and penalties levied in the event of a breach of such laws may have an adverse effect on our business and operations. For example, the GDPR currently provides that supervisory authorities in the European Union may impose administrative fines for non‑compliance of up to €20,000,000 or 4% of the subject company’s annual, group‑wide turnover (whichever is higher) and individuals who have suffered damage as a result of a subject company’s non‑compliance with the GDPR also have the right to seek compensation from such company. We will need to continue dedicating financial resources and management time to compliance efforts with respect to global data protection and privacy laws, including the GDPR.
Our ability to grow and compete effectively depends on protecting our intellectual property. Failure to protect our intellectual property could adversely affect our business.
We believe that our intellectual property, consisting primarily of patents and proprietary know‑how and information, is important to our growth. Failure to protect our intellectual property may result in the loss of the exclusive right to use our technologies. We rely on patent, trademark, copyright and trade secret laws and confidentiality and restricted use agreements to protect our intellectual property. However, some of our intellectual property is not covered by any patent or patent application or any such agreement. Intellectual property protection does not protect against technological obsolescence due to developments by others or changes in customer needs.
Patents are subject to complex factual and legal considerations. Accordingly, the validity, scope and enforceability of any particular patent can be uncertain. Therefore, we cannot assure you that:

•	any of the U.S. or non‑U.S. patents now or hereafter owned by us, or that third parties have licensed to us or may in the future license to us, will not be circumvented, challenged or invalidated;

•	any of the U.S. or non‑U.S. patents that third parties have non‑exclusively licensed to us, or may non‑exclusively license to us in the future, will not be licensed to others; or

•	any of the patents for which we have applied or may in the future apply will be issued at all or with the breadth of claim coverage we seek.
Moreover, patents, even if valid, only provide protection for a specified limited duration. In addition, effective patent, trademark and trade secret protection may be limited or unavailable or we may not apply for it in the United States or in any of the other countries in which we operate.
The protection of our intellectual property rights may be achieved, in part, by prosecuting claims against others who we believe have misappropriated our technology or have infringed upon our intellectual property rights, as well as by defending against misappropriation or infringement claims brought by others against us. Our involvement in litigation to protect or defend our rights in these areas could result in a significant expense to us, adversely affect the development of sales of the related products, and divert the efforts of our technical and management personnel, regardless of the outcome of such litigation.
We cannot assure you that agreements designed to protect our proprietary know‑how and information will not be breached, that we will have adequate remedies for any such breach, or that our strategic alliance suppliers and customers, consultants, employees or others will not assert rights against us with respect to intellectual property arising out of our relationships with them.

Third parties may claim that our products or processes infringe their intellectual property rights, which may cause us to pay unexpected litigation costs or damages or prevent us from selling our products or services.
From time to time, we may become subject to legal proceedings, including allegations and claims of alleged infringement or misappropriation by us of the patents and other intellectual property rights of third parties. We cannot assure you that the use of our patented technology or proprietary know‑how or information does not infringe the intellectual property rights of others. In addition, attempts to enforce our own intellectual property claims may subject us to counterclaims that our intellectual property rights are invalid, unenforceable or are licensed to the party against whom we are asserting the claim or that we are infringing that party’s alleged intellectual property rights. We may also be obligated to indemnify affiliates or other partners who are accused of violating third parties’ intellectual property rights by virtue of those affiliates or partners’ agreements with us, and this could increase our costs in defending such claims and our damages.
Legal proceedings involving intellectual property rights, regardless of merit, are highly uncertain and can involve complex legal and scientific analyses, can be time consuming, expensive to litigate or settle and can significantly divert resources, even if resolved in our favor. Our failure to prevail in such matters could result in loss of intellectual property rights or judgments awarding substantial damages and injunctive or other equitable relief against us. If we were to be held liable or discover or be notified that our products or processes potentially infringe or otherwise violate the intellectual property rights of others, we may face a loss of reputation and may not be able to exploit some or all of our intellectual property rights or technology. If necessary, we may seek licenses to intellectual property of others. However, we may not be able to obtain the necessary licenses on terms acceptable to us or at all. Our failure to obtain a license from a third party for that intellectual property necessary for the production or sale of any of our products could cause us to incur substantial liabilities and/or suspend the production or shipment of products or the use of processes requiring the use of that intellectual property. We may be required to substantially re‑engineer our products or processes to avoid infringement.
Any of the foregoing may require considerable effort and expense, result in substantial increases in operating costs, delay or inhibit sales or preclude us from effectively competing in the marketplace, which in turn could have a material adverse effect on our business and financial results.
Our operations are subject to hazards which could result in significant liability to us.
Our operations are subject to hazards associated with manufacturing and the related use, storage, transportation and disposal of raw materials, products and wastes. These hazards include explosions, fires, severe weather (including but not limited to hurricanes or other adverse weather that may be increasing as a result of climate change) and natural disasters, industrial accidents, mechanical failures, discharges or releases of toxic or hazardous substances or gases, transportation interruptions, human error and terrorist activities. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment as well as environmental damage, and may result in suspension of operations and the imposition of civil and criminal liabilities, including penalties and damage awards. While we believe our insurance policies are in accordance with customary industry practices, such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain. Costs associated with unanticipated events in excess of our insurance coverage could have a material adverse effect on our business, competitive or financial position or our ongoing results of operations.
Stringent health, safety and environmental regulations applicable to our manufacturing operations and facilities could result in substantial costs related to compliance, sanctions or material liabilities and may affect the availability of raw materials.
We are subject to stringent environmental, health and safety laws and regulations relating to our current and former properties (including former onsite landfills over which we have retained ownership), other properties that neighbor ours or to which we sent wastes for treatment or disposal, as well as our current raw materials, products, and operations. Some of our products (including our raw materials) are subject to extensive environmental and industrial hygiene regulations governing the registration and safety analysis of their component substances. Coal tar pitch, which is classified as a substance of very high concern under REACH, is used in certain of our processes but in a manner that does not currently require us to obtain a specific authorization from the European Chemicals Agency (or ECHA). Violations of these laws and regulations, or of the terms and conditions of permits required for our operations, can result in damage claims, in the imposition of substantial fines and criminal sanctions and sometimes require the installation of costly pollution control or safety equipment or costly changes in operations to limit pollution or decrease the likelihood of injuries. In addition, we are currently conducting remediation and/or monitoring at certain current and former properties and may become subject to material liabilities in the future for the investigation and cleanup of contaminated properties, including properties on which we have ceased operations. We have been in the past, and could be in the future, subject to claims alleging personal injury, death or property damage resulting from exposure to hazardous substances, accidents or otherwise for conditions creating an unsafe workplace. Further, alleged noncompliance with or stricter enforcement of, or changes in interpretations of, existing laws and regulations, adoption of more stringent new laws and regulations, discovery of previously unknown contamination or imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that have a material adverse impact on our operations, costs or results of operations. It is also possible that the impact of safety and environmental regulations on our suppliers could affect the availability and cost of our raw materials.
For example, legislators, regulators and others, as well as many companies, are considering ways to reduce emissions of greenhouse gases (or GHGs) due to scientific, political and public concern that GHG emissions are altering the atmosphere in ways that are affecting, and are expected to continue to affect, the global climate. The EU has established GHG regulations and is revising its emission trading system for the period after 2020 in a manner that may require us to incur additional costs. The United States required reporting of greenhouse gas emissions from certain large sources beginning in 2011. Further measures, in the EU and many other countries, may be enacted in the future. In particular, in December 2015, more than 190 countries participating in the United National Framework Convention on Climate Change reached an international agreement related to curbing GHG emissions (or Paris Agreement). Further GHG regulations under the Paris Agreement or otherwise may take the form of a national or international cap‑and‑trade emissions permit system, a carbon tax, emissions controls, reporting requirements, or other regulatory initiatives.
It is possible that some form of regulation of GHG emissions will also be introduced in the future in other countries in which we operate or market our products. Regulation of GHG emissions could impose additional costs, both direct and indirect, on our business, and on the businesses of our customers and suppliers, such as increased energy and insurance rates, higher taxes, new environmental compliance program expenses, including capital improvements, environmental monitoring and the purchase of emission credits, and other administrative costs necessary to comply with current and potential future requirements or limitations that may be imposed, as well as other unforeseen or unknown costs. To the extent that similar requirements and limitations are not imposed globally, this regulation may impact our ability to compete with companies located in countries that do not have these requirements or limitations. We may also experience a change in competitive position relative to industry peers, changes in prices received for products sold and changes to profit or loss arising from increased or decreased demand for our products. The impact of any future GHG regulatory requirements on our global business will be dependent upon the design of the regulatory schemes that are ultimately adopted and, as a result, we are unable to predict their significance to our operations at this time.
Significant changes in our jurisdictional earnings mix or in the tax laws of those jurisdictions could adversely affect our business, financial condition, results or operations and cash flows.
Our future tax rates may be adversely affected by a number of factors, including the enactment of new tax legislation, other changes in tax laws or the interpretation of tax laws, changes in the estimated realization of our net deferred tax assets (arising, among other things, from tax loss carry forwards and our acquisition by Brookfield), changes to the jurisdictions in which profits are determined to be earned and taxed, adjustments to estimated taxes upon finalization of various tax returns, increases in expenses that are not deductible for tax purposes, including write‑offs of acquired in‑process R&D and impairment of goodwill in connection with acquisitions, changes in available tax credits and additional tax or interest payments resulting from tax audits with various tax authorities. Losses for which no tax benefits can be recorded could materially impact our tax rate and its volatility from period to period. Any significant change in our jurisdictional earnings mix or in the tax laws in those jurisdictions could increase our tax rates and adversely impact our financial results in those periods.
New tax legislation could adversely affect us or our shareholders
New tax legislation, the 2017 Tax Act, was enacted on December 22, 2017. The Tax Act significantly revises the U.S. corporate income tax regime by, among other things:

•	lowering corporate income tax rates;

•	temporarily allowing for immediate expensing of expenditures for certain tangible property;

•	repealing the corporate alternative minimum tax;

•	implementing a 100% dividends‑received deduction on certain dividends from 10% or greater owned foreign subsidiaries;

•	imposing an income tax on deemed repatriated earnings of foreign subsidiaries generally as of December 31, 2017 (payable at reduced rates and potentially over an eight year period);

•	imposing tax at a reduced rate on certain income derived by foreign corporate subsidiaries in excess of a deemed return on tangible assets (i.e., tax on “global intangible low‑taxed income” or GILTI);

•	imposing limitations on the ability to deduct interest expense and utilize net operating losses (or NOLs), and

•	instituting certain proposals to limit base erosion (including the “base erosion anti‑abuse tax” or BEAT, and limitations on the deductibility of certain related‑party payments).
Although we currently anticipate that the Tax Act and the accompanying changes in the corporate tax rate and calculation of taxable income will have a favorable effect on our financial condition, profitability and cash flows, the overall implications of the Tax Act at this time are uncertain, and it is not possible to predict the full effect of the Tax Act on our business and operations. Thus, the Tax Act and future implementing regulations, administrative guidance or interpretations of the legislation may have unanticipated adverse effects on us or our shareholders.
We will be required to make payments under a tax receivable agreement for certain tax benefits we may claim in the future, and the amounts we may pay could be significant.
We entered into a tax receivable agreement (or the TRA) that provides the right to receive future payments from us to certain of our stockholders (or the Existing Stockholders) of 85% of the amount of cash savings, if any, in U.S. federal income tax and Swiss tax that we and our subsidiaries realize as a result of the utilization of certain tax assets attributable to periods prior to our initial public offering, including certain federal NOLs, previously taxed income under Section 959 of the Internal Revenue Code of 1986, as amended from time to time (or the Code), foreign tax credits, and certain NOLs in GrafTech Switzerland S.A. (or, collectively, the Pre‑IPO Tax Assets). In addition, we will pay interest on the payments we will make to the Existing Stockholders with respect to the amount of this cash savings from the due date (without extensions) of our tax return where we realize this savings to the payment date at a rate equal to LIBOR plus 1.00% per annum. The term of the TRA commenced on April 23, 2018 and will continue until there is no potential for any future tax benefit payments.
We expect that, based on current tax laws and taking into account recent changes under the Tax Act, no material payments will be made to our counterparties during the term of the TRA. However, there is still uncertainty surrounding the Tax Act, and it is possible that a change in law or additional implementing regulations, administrative guidance or interpretations of the Tax Act could enable us to utilize our Pre‑IPO Tax Assets to reduce future U.S. federal income tax and Swiss tax realized by us and our subsidiaries. If such future events were to occur, and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we expect that payments under the TRA relating to the Pre‑IPO Tax Assets could aggregate to a maximum amount of approximately $100 million. This figure does not account for our Pre‑IPO Tax Assets attributable to previously taxed income under Section 959 of the Code, the value of which is highly speculative, and certain NOLs in GrafTech Switzerland S.A., which we expect to have nominal value at the time of this report. Any payments made by us to our counterparties under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us.
Risks related to our indebtedness
Our indebtedness could limit our financial and operating activities and adversely affect our ability to incur additional debt to fund future needs and our ability to fulfill our obligations under our existing and future indebtedness.
On February 12, 2018, we entered into the 2018 Credit Agreement among us, various of our subsidiaries, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A. as administrative agent and as collateral agent, which provides for the Senior Secured Credit Facilities. The 2018 Revolving Credit Facility may be used from time to time for revolving credit borrowings denominated in dollars or Euro, the issuance of one or more letters of credit denominated in dollars, Euro, Pounds Sterling or Swiss Francs and one or more swing line loans denominated in dollars. On February 12, 2018, our wholly owned subsidiary, GrafTech Finance, borrowed $1,500 million aggregate principal of the 2018 Term Loans. The 2018 Term Loans mature on February 12, 2025. The maturity date for the 2018 Revolving Credit Facility is February 12, 2023. Funds received were used to pay off our outstanding debt, including borrowings under our existing credit agreement and the Senior Notes and accrued interest relating to such borrowings and the Senior Notes, declare and pay a dividend to the sole pre-IPO stockholder and pay fees and expenses incurred in connection therewith and for other general corporate purposes.
On April 19, 2018, we declared a conditional dividend in the form of the $750 million Brookfield Promissory Note to the sole pre-IPO stockholder. The Brookfield Promissory Note will mature eight years from the date of issuance and bears interest at a rate equal to the Adjusted LIBO Rate (as defined in the Brookfield Promissory Note) plus an applicable margin equal to 4.50% per annum, with an additional 2.00% per annum starting from the third anniversary from the date of issuance. We will be permitted to make voluntary prepayments at any time without premium or penalty. All obligations under the Brookfield Promissory Note will be unsecured and guaranteed by all of our existing and future domestic wholly owned subsidiaries that guarantee, or are borrowers under, the Senior Secured Credit Facilities.
As of March 31, 2018, after giving effect to (i) the issuance of Brookfield Promissory Note, we would have had approximately $2,250 million of indebtedness outstanding, with $242.8 million available for borrowing under the 2018 Revolving Credit Facility (taking into account approximately $7.2 million of outstanding letters of credit issued thereunder).

Applying an interest rate of one month LIBOR as of March 31, 2018, our interest expense for the borrowings under the 2018 Term Loans and the Brookfield Promissory Note, had the 2018 Term Loans and the Brookfield Promissory Note been in place since January 1, 2017, would have totaled approximately $128.6 million for the year ended December 31, 2017. Actual interest expense for the year ended December 31, 2017 was approximately $30.8 million.
This substantial amount of indebtedness could:

•	require us to dedicate a substantial portion of our cash flow to the payment of principal and interest, thereby reducing the funds available for operations and future business opportunities;

•	make it more difficult for us to satisfy our obligations;

•
limit our ability to borrow additional money if needed for other purposes, including working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes, on satisfactory terms or at all;

•	limit our ability to adjust to changing economic, business and competitive conditions;

•	place us at a competitive disadvantage with competitors who may have less indebtedness or greater access to financing;

•	make us more vulnerable to an increase in interest rates, a downturn in our operating performance or a decline in general economic conditions; and

•	make us more susceptible to changes in credit ratings, which could impact our ability to obtain financing in the future and increase the cost of such financing.
Compliance with our debt obligations under the Senior Secured Credit Facilities could materially limit our financial or operating activities, or hinder our ability to adapt to changing industry conditions, which could result in our losing market share, a decline in our revenue or a negative impact on our operating results.
The 2018 Credit Agreement and the Brookfield Promissory Note include covenants that could restrict or limit our financial and business operations.
The 2018 Credit Agreement and the Brookfield Promissory Note contain a number of restrictive covenants that, subject to certain exceptions and qualifications, restrict or limit our ability and the ability of our subsidiaries to, among other things:

•	incur, repay or refinance indebtedness;

•	create liens on or sell our assets;

•	engage in certain fundamental corporate changes or changes to our business activities;

•	make investments or engage in mergers or acquisitions;

•	pay dividends or repurchase stock;

•	engage in certain affiliate transactions;

•
enter into agreements or otherwise restrict our subsidiaries from making distributions or paying dividends to the borrowers under the Senior Secured Credit Facilities or to us or certain of our subsidiaries under the Brookfield Promissory Note, as applicable; and

•	repay intercompany indebtedness or make intercompany distributions or pay intercompany dividends.
The 2018 Credit Agreement also contains certain affirmative covenants and contains a financial covenant that requires us to maintain a senior secured first lien net leverage ratio not greater than 4.00:1.00 when the aggregate principal amount of borrowings under the 2018 Revolving Credit Facility and outstanding letters of credit issued under the 2018 Revolving Credit Facility (except for undrawn letters of credit in an aggregate amount equal to or less than $35 million), taken together, exceed 35% of the total amount of commitments under the 2018 Revolving Credit Facility.
These covenants and restrictions could affect our ability to operate our business, and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise. Additionally, our ability to comply with these covenants may be affected by events beyond our control, including general economic and credit conditions and industry downturns.

If we fail to comply with the covenants in the 2018 Credit Agreement and are unable to obtain a waiver or amendment, an event of default would result, and the lenders and noteholders could, among other things, declare outstanding amounts due and payable or refuse to lend additional amounts to us, or require deposit of cash collateral in respect of outstanding letters of credit. If we were unable to repay or pay the amounts due, the lenders under the 2018 Credit Agreement could, among other things, proceed against the collateral granted to them to secure the indebtedness, which includes substantially all of our and our U.S. subsidiaries’ assets and certain assets of certain of our non‑U.S. subsidiaries.
Our cash flows may not be sufficient to service our indebtedness, and if we are unable to satisfy our obligations under our indebtedness, we may be required to seek other financing alternatives, which may not be successful.
Our ability to make timely payments of principal and interest on our debt obligations, including our obligations under the Senior Secured Credit Facilities, depends on our ability to generate positive cash flows from operations, which is subject to general economic conditions, competitive pressures and certain financial, business and other factors beyond our control. If our cash flows and capital resources are insufficient to make these payments, we may be required to seek additional financing sources, reduce or delay capital expenditures, sell assets or operations or refinance our indebtedness. These actions could have a material adverse effect on our business, financial conditions and results of operations. In addition, we may not be able to take any of these actions, and, even if successful, these actions may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance the debt under the Senior Secured Credit Facilities will depend on, among other things, the condition of the capital markets and our financial condition at the time. We may not be able to restructure or refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot make scheduled payments on our debt, we will be in default and the outstanding principal and interest on our debt could be declared to be due and payable, in which case we could be forced into bankruptcy or liquidation or required to substantially restructure or alter our business operations or debt obligations.
Borrowings under the Senior Secured Credit Facilities bear interest at a variable rate, which subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
All of our borrowings under the Senior Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on this variable rate indebtedness would increase even if the amount borrowed remains the same.
Additionally, we have in the past entered into, and may in the future enter into, interest rate swaps and caps to attempt to manage interest rate expense. We may purchase or sell these financial instruments, and open and close hedges or other positions, at any time. Changes in interest rates have in the past resulted, and may in the future result, in significant gains or losses. These instruments are marked‑to‑market monthly and related gains and losses are recorded in Other Comprehensive Income on the Consolidated Balance Sheets.
A lowering or withdrawal of the ratings assigned to our debt by rating agencies may increase our future borrowing costs and reduce our access to capital.
Any rating assigned to our debt could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing. Additionally, we enter into various forms of hedging arrangements against currency, interest rate or decant oil price fluctuations. Financial strength and credit ratings are also important to the availability and pricing of these hedging activities, and a downgrade of our credit ratings may make it more costly for us to engage in these activities.
Disruptions in the capital and credit markets, which may occur at any time, could adversely affect our results of operations, cash flows and financial condition, or those of our customers and suppliers.
Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed to conduct or expand our businesses or conduct acquisitions or make other discretionary investments, as well as our ability to effectively hedge our currency or interest rate risks and exposures, which could adversely impact our business, results of operations, financial condition and cash flows. These disruptions may also adversely impact the financial position of our customers and suppliers, which, in turn, could adversely affect our results of operations, financial condition and cash flows.

Risks related to our common stock
If the ownership of our common stock continues to be highly concentrated, it may prevent minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.
Brookfield owns approximately 87% of our outstanding common stock. As a result, Brookfield will own shares sufficient for the majority vote over all matters requiring a stockholder vote, including the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our existing Amended and Restated Certificate of Incorporation (or Certificate of Incorporation) and our existing Amended and Restated By‑Laws (or By‑Laws); and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of Brookfield may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control. Also, Brookfield may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but that might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then‑current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.
Certain of our stockholders have the right to engage or invest in the same or similar businesses as us.
Brookfield has other investments and business activities in addition to their ownership of us. Brookfield has the right, and has no duty to abstain from exercising such right, to engage or invest in the same or similar businesses as us, do business with any of our clients, customers or vendors or employ or otherwise engage any of our officers, directors or employees. If Brookfield or any of its officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates.
In the event that any of our directors and officers who is also a director, officer or employee of Brookfield acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as our director or officer and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us, if Brookfield pursues or acquires the corporate opportunity or if Brookfield does not present the corporate opportunity to us.
We may not pay cash dividends on our common stock.
We currently expect to pay cash dividends on our common stock in accordance with our dividend policy. We cannot assure you, however, that we will pay dividends in these amounts or at all. Our board of directors may change the timing and amount of any future dividend payments or eliminate the payment of future dividends in its sole discretion, without any prior notice to our stockholders. Our ability to pay dividends will depend upon many factors, including our financial position and liquidity, results of operations, legal requirements, restrictions that may be imposed by the terms of our current and future credit facilities and other debt obligations and other factors deemed relevant by our board of directors. For example, we may or may not be able to, or may decide not to, pay dividends if we are unable, for any reason, to continue our new three‑ to five‑year take‑or‑pay contracts strategy in the future or we experience a significant disruption in our manufacturing operations or our production of petroleum needle coke at Seadrift that, in either case, inhibits our ability to deliver the contracted volumes under our three‑ to five‑year take‑or‑pay contracts. In addition, adverse market conditions may lead us to prioritize repaying the principal on our outstanding indebtedness. Our ability to pay dividends on our common stock is also limited as a practical matter by the terms of the 2018 Credit Agreement. In the future, we may also enter into other credit agreements or other borrowing arrangements or issue debt securities that, in each case, restrict or limit our ability to pay cash dividends on our common stock. In addition, since we are a holding company with no operations of our own, our ability to pay dividends is dependent on the ability of our subsidiaries to make distributions to us. Their ability to make such distributions will be subject to their operating results, cash requirements and financial condition. Any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our common stock.
Certain provisions, including in the Amended and Restated Certificate of Incorporation and the Amended and Restated By‑Laws that we intend to adopt, could hinder, delay or prevent a change in control, which could adversely affect the price of our common stock.
Our Amended and Restated Certificate of Incorporation (or Amended Certificate of Incorporation) and Amended and Restated By‑Laws (or Amended By‑Laws) will contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors or Brookfield, including:

•
provisions in our Amended Certificate of Incorporation and Amended By‑Laws that prevent stockholders from calling special meetings of our stockholders, except where the Delaware General Corporation Law (or the DGCL) confers the right to fix the date of such meetings upon shareholders;

•	advance notice requirements by stockholders with respect to director nominations and actions to be taken at annual meetings;

•	certain rights of Brookfield with respect to the designation of directors for nomination and election to our board of directors;

•
no provision in our Amended Certificate of Incorporation or Amended By‑Laws will provide for cumulative voting in the election of directors, which means that the holders of a majority of the outstanding shares of our common stock can elect all the directors standing for election;

•
under our Amended Certificate of Incorporation, our board of directors will have authority to cause the issuance of preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of our stockholders; and

•	nothing in our Amended Certificate of Incorporation will preclude future issuances without stockholder approval of the authorized but unissued shares of our common stock.
These provisions may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by Brookfield, our management or our board of directors. Public shareholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is favorable to shareholders. These anti‑takeover provisions could substantially impede the ability of public shareholders to benefit from a change in control or to change our management and board of directors and, as a result, may adversely affect the market price of our common stock and your ability to realize any potential change of control premium.
In addition, in the event of certain changes in control, including if Brookfield’s ownership of our outstanding common stock were to fall below 30%, payments to certain of our senior management may be triggered under certain of our compensation arrangements, which could have an adverse impact on us.
Our Amended Certificate of Incorporation will provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our Amended Certificate of Incorporation will provide that the Court of Chancery of the State of Delaware is the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a breach of fiduciary duty;

•	any action asserting a claim against us arising under the DGCL, our Amended Certificate of Incorporation, or our Amended By‑Laws; and

•	any action asserting a claim against us that is governed by the internal‑affairs doctrine.
This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find the exclusive forum provision in our Amended Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our business.
We expect to be a “controlled company” within the meaning of the New York Stock Exchange ("NYSE") corporate governance standards and would qualify for exemptions from certain corporate governance requirements.
Because Brookfield will own a majority of our outstanding common stock, we are a “controlled company” as that term is set forth in the NYSE corporate governance standards. Under these rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of our board of directors consist of independent directors;

•	the requirement that our governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement that our compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
These requirements will not apply to us as long as we remain a “controlled company.” We may utilize some or all of these exemptions. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements. Brookfield’s significant ownership interest could adversely affect investors’ perceptions of our corporate governance.
The reduced disclosure requirements applicable to us as an “emerging growth company” under the Jumpstart our Business Startup Act of 2012 (the "JOBS Act") may make our common stock less attractive to investors.
We are an “emerging growth company” under the JOBS Act until the earliest of:

•	the last day of the fiscal year during which we had total annual gross revenues of $1.07 billion or more;

•	the last day of the fiscal year following the fifth anniversary of the completion of our IPO;

•	the date on which we have issued more than $1.0 billion in non‑convertible debt during the previous three‑year period; or

•	the date on which we are deemed a “large accelerated filer” as defined under the federal securities laws.
For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on certain executive compensation matters, such as “say on pay” and “say on frequency.” As a result, our stockholders may not have access to certain information that they may deem important.
We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If they do, there may be a less active trading market for our common stock and our stock price may be more volatile.
Prior to our initial public offering, there was no public market for our common stock and an active, liquid market for our common stock may not develop.
Prior to our initial public offering, there was no public market for our common stock. Although our common stock is listed on the NYSE, an active trading market for our common stock may not develop on that exchange or elsewhere or, if it does develop, that market may not be sustained. In that case, the liquidity of our common stock, your ability to sell your shares of common stock when desired and the prices that you may obtain for your shares of common stock would be adversely affected.
The market price and trading volume of our common stock may be volatile, which could result in rapid and substantial losses for our stockholders.
Even if an active trading market develops, the market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. The IPO price of our common stock was determined by negotiation between us and the representatives of the underwriters based on a number of factors and may not be indicative of prices that will prevail in the open market. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above your purchase price, if at all. The market price of our common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	variations in our quarterly or annual operating results;

•	changes in our earnings estimates (if provided) or differences between our actual financial and operating results and those expected by investors and analysts;

•	the contents of published research reports about us or our industry or the failure of securities analysts to cover our common stock;

•	additions or departures of key management personnel;

•	any increased indebtedness we may incur in the future;

•	announcements by us or others and developments affecting us;

•	actions by institutional stockholders;

•	litigation and governmental investigations;

•	changes in market valuations of similar companies;

•	speculation or reports by the press or investment community with respect to us or our industry in general;

•	increases in market interest rates that may lead purchasers of our shares to demand a higher yield;

•	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic relationships, joint ventures or capital commitments; and

•	general market, political and economic conditions, including any such conditions and local conditions in the markets in which our customers are located.
These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations, including in recent months. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
Future offerings of debt or equity securities by us may adversely affect the market price of our common stock.
In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our common stock or offering debt or other equity securities, including commercial paper, medium‑term notes, senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. Future acquisitions could require substantial additional capital in excess of cash from operations. We would expect to finance any future acquisitions through a combination of additional issuances of equity, corporate indebtedness, asset‑backed acquisition financing and/or cash from operations.
Issuing additional shares of our common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their stockholdings in us.
The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.
There are 302,225,923 shares of common stock outstanding and approximately 87% of our outstanding common stock is be held by Brookfield and can be resold into the public markets in the future in accordance with the requirements of Rule 144.
We and our executive officers, directors and Brookfield (who hold in the aggregate approximately 87% of our outstanding common stock) have agreed with the underwriters that, subject to certain exceptions, for a period of 180 days after the IPO, we and they will not directly or indirectly offer, pledge, sell, contract to sell, sell any option or contract to purchase or otherwise dispose of any common stock or any securities convertible into or exercisable or exchangeable for common stock, or in any manner transfer all or a portion of the economic consequences associated with the ownership of common stock, or cause a registration statement covering any common stock to be filed, without the prior written consent of J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC. J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC may waive these restrictions at their discretion.
The market price of our common stock may decline significantly when the restrictions on resale by our existing stockholders lapse. A decline in the price of our common stock might impede our ability to raise capital through the issuance of additional common stock or other equity securities.

The future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise will dilute all other stockholdings.
We have an aggregate of 2,682,774,077 shares of common stock authorized but unissued and not reserved for issuance under our incentive plans. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue common stock in connection with these acquisitions. Any common stock issued in connection with our incentive plans, acquisitions, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by the investors who purchase common stock.
As a public company, we incur additional costs and face increased demands on our management.
Since our acquisition by Brookfield in 2015, we have continued to comply with certain provisions of the Sarbanes‑Oxley Act and regulations of the SEC. However, as a public company with shares listed on a U.S. exchange, we will need to comply with additional rules and regulations that have not applied to us since 2015. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time‑consuming and costly. For example, as a result of becoming a public company, we added independent directors and created additional board committees. In addition, we are incurring additional costs associated with our public company reporting requirements and maintaining directors’ and officers’ liability insurance. We are currently evaluating and monitoring developments with respect to these rules, which may impose additional costs on us and materially affect our business, financial condition and results of operations.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our Company, the trading price for our common stock would be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.
Item 6. Exhibits
Pursuant to the rules and regulations of the SEC, the Company has filed certain agreements as exhibits to this report. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in the Company’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the Company’s actual state of affairs at the date hereof and should not be relied upon.
The exhibits listed in the following table have been filed as part of this Report.

Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger dated as of May 17, 2015 among GrafTech International Ltd., BCP IV GrafTech Holdings LP and Athena Acquisition Subsidiary, Inc. (incorporated by reference to Exhibit 2.1 to GrafTech International Ltd.'s Current Report on Form 8-K (File No. 001-13888) filed May 18, 2015).

3.1
Amended and Restated Certificate of Incorporation of GrafTech International Ltd. (incorporated by reference to Exhibit 3.1 to GrafTech International Ltd.'s Registration Statement on Form S-1/A (Registration No. 333-223791) filed April 13, 2018).

3.2
Amended and Restated By-Laws of GrafTech International Ltd. (incorporated by reference to Exhibit 3.2 to GrafTech International Ltd.'s Registration Statement on Form S-1/A (Registration No. 333-223791) filed April 13, 2018).

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

10.1
Credit Agreement, dated February 12, 2018, among GrafTech International Ltd., GrafTech Finance Inc., GrafTech Switzerland SA and GrafTech Luxembourg II S.À.R.L., as co-borrowers, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to GrafTech International Ltd.'s Registration Statement on Form S-1 (Registration No. 333-223791) filed March 20, 2018).

10.2
Guarantee Agreement, dated February 12, 2018, among GrafTech International Ltd., GrafTech Finance Inc., the other subsidiaries of GrafTech International Ltd. from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to GrafTech International Ltd.'s Registration Statement on Form S-1 (Registration No. 333-223791) filed March 20, 2018).

10.3
Collateral Agreement, dated as of February 12, 2018, among GrafTech International Ltd., GrafTech Finance Inc., the other grantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.3 to GrafTech International Ltd.'s Registration Statement on Form S-1 (Registration No. 333-223791) filed March 20, 2018).

10.4
European Guarantee and Luxembourg Security Agreement, dated as of February 12, 2018, by GrafTech Luxembourg I S.À.R.L., GrafTech Luxembourg II S.À.R.L., GrafTech Switzerland SA and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.4 to GrafTech International Ltd.'s Registration Statement on Form S-1 (Registration No. 333-223791) filed March 20, 2018).

10.5
Pledge Agreement, dated as of February 12, 2018, by GrafTech Switzerland SA in favor of JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.5 to GrafTech International Ltd.'s Registration Statement on Form S-1 (Registration No. 333-223791) filed March 20, 2018).

10.6
Pledge Agreement, dated as of February 12, 2018, by GrafTech Luxembourg I S. À.R.L in favor of JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.6 to GrafTech International Ltd.'s Registration Statement on Form S-1 (Registration No. 333-223791) filed March 20, 2018).

10.7
Pledge Agreement, dated as of February 12, 2018, by GrafTech Luxembourg II S.À.R.L in favor of JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.7 to GrafTech International Ltd.'s Registration Statement on Form S-1 (Registration No. 333-223791) filed March 20, 2018).

10.8
Patent Security Agreement, dated as of February 12, 2018, among GrafTech International Holdings Inc., as Grantor, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.8 to GrafTech International Ltd.'s Registration Statement on Form S-1 (Registration No. 333-223791) filed March 20, 2018).

10.9
Trademark Security Agreement, dated as of February 12, 2018, among GrafTech International Holdings Inc., as Grantor, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.9 to GrafTech International Ltd.'s Registration Statement on Form S-1 (Registration No. 333-223791) filed March 20, 2018).

10.10
Copyright Security Agreement, dated as of February 12, 2018, among GrafTech International Holdings, Inc., as Grantor, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.10 to GrafTech International Ltd.'s Registration Statement on Form S-1 (Registration No. 333-223791) filed March 20, 2018).

10.11
Share Pledge Agreement, dated February 12, 2018, between GrafTech Luxembourg I S.À.R.L., as Pledgor, and JPMorgan Chase Bank, N.A., as Collateral Agent, in the presence of GrafTech Luxembourg II S.À.R.L. (incorporated by reference to Exhibit 10.11 to GrafTech International Ltd.'s Registration Statement on Form S-1 (Registration No. 333-223791) filed March 20, 2018).

10.12
Share Pledge Agreement, dated as of February 12, 2018, between GrafTech International Holdings Inc., as Pledgor, and JPMorgan Chase Bank, N.A., as Collateral Agent, in the presence of GrafTech Luxembourg I S.À.R.L. (incorporated by reference to Exhibit 10.12 to GrafTech International Ltd.'s Registration Statement on Form S-1 (Registration No. 333-223791) filed March 20, 2018).

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

10.13
Swiss Security Agreement, dated as of February 12, 2018, by GrafTech Switzerland SA and JPMorgan Chase Bank, N.A., as the Assignee and Collateral Agent (incorporated by reference to Exhibit 10.13 to GrafTech International Ltd.'s Registration Statement on Form S-1 (Registration No. 333-223791) filed March 20, 2018).

10.14
Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.15 to GrafTech International Ltd.'s Registration Statement on Form S-1/A (Registration No. 333-223791) filed March 26, 2018).

10.15
Employment Agreement, effective March 1, 2018, between GrafTech International Holdings Inc. and David J. Rintoul (incorporated by reference to Exhibit 10.20 to GrafTech International Ltd.'s Registration Statement on Form S-1 (Registration No. 333-223791) filed March 20, 2018).

10.16
GrafTech International Ltd. Long Term Incentive Plan, amended and restated as of March 15, 2018 (incorporated by reference to Exhibit 10.23 to GrafTech International Ltd.'s Registration Statement on Form S-1 (Registration No. 333-223791) filed March 20, 2018).

10.17
GrafTech International Ltd. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to GrafTech International Ltd.'s Registration Statement on Form S-1/A (Registration No. 333-223791) filed April 4, 2018).

10.18
Form of Stock Option Agreement for the GrafTech International Ltd. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to GrafTech International Ltd.'s Registration Statement on Form S-1/A (Registration No. 333-223791) filed April 4, 2018).

10.19
Form of Deferred Share Unit Agreement under the GrafTech International Ltd. Omnibus Equity Incentive Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.27 to GrafTech International Ltd.'s Registration Statement on Form S-1/A (Registration No. 333-223791) filed April 4, 2018).

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by David J. Rintoul, President and Chief Executive Officer (Principal Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Quinn J Coburn, Vice President and Chief Financial Officer (Principal Financial Officer).

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David J. Rintoul, President and Chief Executive Officer (Principal Executive Officer).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Quinn J Coburn, Vice President and Chief Financial Officer (Principal Financial Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	May 7, 2018	By:	/s/ Quinn J. Coburn
Quinn J. Coburn
Vice President and Chief Financial Officer (Principal Financial Officer)