Form 10-Q
period 2018-06-30
GRAFTECH INTERNATIONAL LTD
filed 2018-08-03
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a)of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of July 16, 2018, 302,225,923 shares of common stock, par value $.01 per share, were outstanding.

Presentation of Financial, Market and Legal Data
We present our financial information on a consolidated basis. Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.
Unless otherwise specifically noted, market and market share data in this Report are our own estimates or derived from sources described in our Registration Statement on Form S-1 filed on April 13, 2018. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Forward Looking Statements” and “Risk Factors” in this report. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources has consented to the disclosure or use of data in this Report.
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

•	the possibility that plant capacity expansions may be delayed or may not achieve the expected benefits;

•	our dependence on third parties for certain construction, maintenance, engineering, transportation, warehousing and logistics services;

•	the possibility that we are unable to recruit or retain key management and plant operating personnel or successfully negotiate with the representatives of our employees, including labor unions;

•	the possibility that we may divest or acquire businesses, which could require significant management attention or disrupt our business;

•	the sensitivity of goodwill on our balance sheet to changes in the market;

•	the possibility that we are subject to information technology systems failures, cybersecurity attacks, network disruptions and breaches of data security;

•	our dependence on protecting our intellectual property;

•	the possibility that third parties may claim that our products or processes infringe their intellectual property rights;

•	the possibility that our manufacturing operations are subject to hazards;

•	changes in, or more stringent enforcement of, health, safety and environmental regulations applicable to our manufacturing operations and facilities;

•	the possibility that significant changes in our jurisdictional earnings mix or in the tax laws of those jurisdictions could adversely affect our business;

•	the possibility that our indebtedness could limit our financial and operating activities or that our cash flows may not be sufficient to service our indebtedness;

•	the possibility that restrictive covenants in our financing agreements could restrict or limit our operations;

•	the possibility that our cash flows could be insufficient to service our indebtedness;

•	the fact that borrowings under certain of our existing financing agreements subjects us to interest rate risk;

•	the possibility of a lowering or withdrawal of the ratings assigned to our debt;

•	the possibility that disruptions in the capital and credit markets adversely affect our results of operations, cash flows and financial condition, or those of our customers and suppliers;

•	the possibility that highly concentrated ownership of our common stock may prevent minority stockholders from influencing significant corporate decisions;

•	the fact that certain of our stockholders have the right to engage or invest in the same or similar businesses as us;

•	the fact that certain provisions of our Amended and Restated Certificate of Incorporation and our Amended and Restated By‑Laws could hinder, delay or prevent a change of control;

•	the fact that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders;

•	our status as a “controlled company” within the meaning of the NYSE corporate governance standards, which allows us to qualify for exemptions from certain corporate governance requirements; and

•	other risks described in the “Risk Factors” section of this report.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
Unaudited

	As of June 30, 2018	As of December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$166,140	$13,365
Accounts and notes receivable, net of allowance for doubtful accounts of $1,406 as of June 30, 2018 and $1,097 as of December 31, 2017	220,631	116,841
Inventories	251,328	174,151
Prepaid expenses and other current assets	54,304	44,872
Current assets of discontinued operations	1,847	5,313
Total current assets	694,250	354,542
Property, plant and equipment	667,664	642,651
Less: accumulated depreciation	152,923	129,810
Net property, plant and equipment	514,741	512,841
Deferred income taxes	60,355	30,768
Goodwill	171,117	171,117
Other assets	126,452	129,835
Total assets	$1,566,915	$1,199,103
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,112	$69,110
Short-term debt	106,378	16,474
Accrued income and other taxes	37,865	9,737
Other accrued liabilities	36,271	53,226
Current liabilities of discontinued operations	2,761	3,412
Total current liabilities	271,387	151,959
Long-term debt	2,103,628	322,900
Other long-term obligations	71,006	68,907
Deferred income taxes	49,736	41,746
Related party payable	61,801	—
Long-term liabilities of discontinued operations	376	376
Contingencies – Note 9
Stockholders’ equity:
Preferred stock, par value $.01, 300,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 3,000,000,000 shares authorized, 302,225,923 shares issued as of June 30, 2018 and December 31, 2017*	3,022	3,022
Additional paid-in capital	851,496	851,315
Accumulated other comprehensive income	32,250	20,289
Accumulated deficit	(1,877,787)	(261,411)
Total stockholders’ (deficit) equity	(991,019)	613,215

Total liabilities and stockholders’ equity	$1,566,915	$1,199,103
* See Notes 1 and 12
See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$456,332	$116,314	$908,231	$221,053
Cost of sales	165,910	106,434	311,059	209,887
Gross profit	290,422	9,880	597,172	11,166
Research and development	581	933	1,010	1,754
Selling and administrative expenses	16,239	12,169	32,115	23,824
Operating profit (loss)	273,602	(3,222)	564,047	(14,412)

Other (income) expense, net	(974)	1,423	1,031	4,727
Related party Tax Receivable Agreement expense	61,801	—	61,801	—
Interest expense	28,667	7,902	66,532	15,448
Interest income	(391)	(139)	(506)	(262)
Income (loss) from continuing operations before provision for income taxes	184,499	(12,408)	435,189	(34,325)

(Benefit) provision for income taxes	(17,264)	925	11,379	1,286
Net income (loss) from continuing operations	201,763	(13,333)	423,810	(35,611)

(Loss) income from discontinued operations, net of tax	(315)	(4,050)	1,311	(8,116)

Net income (loss)	$201,448	$(17,383)	$425,121	$(43,727)

Basic income (loss) per common share:
Net income (loss) per share	$0.67	$(0.06)	$1.41	$(0.14)
Net income (loss) from continuing operations per share	$0.67	$(0.04)	$1.40	$(0.12)
Weighted average common shares outstanding	302,225,923	302,225,923	302,225,923	302,225,923
Diluted income (loss) per common share:
Income (loss) per share	$0.67	$(0.06)	$1.41	$(0.14)
Diluted income (loss) from continuing operations per share	$0.67	$(0.04)	$1.40	$(0.12)
Weighted average common shares outstanding	302,231,431	302,225,923	302,228,712	302,225,923

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$201,448	$(17,383)	$425,121	$(43,727)
Other comprehensive income:
Foreign currency translation adjustments	(18,818)	8,755	(13,778)	13,595
Commodities derivatives	31,852	—	25,739	—
Other comprehensive income, net of tax:	13,034	8,755	11,961	13,595
Comprehensive income (loss)	$214,482	$(8,628)	$437,082	$(30,132)

See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash flow from operating activities:
Net income (loss)	$425,121	$(43,727)
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation and amortization	31,696	33,294
Impairments	—	5,300
Deferred income tax provision	(22,011)	(993)
Loss on extinguishment of debt	23,827	—
Interest expense	2,161	3,382
Other charges, net	6,879	4,846
Net change in working capital*	(158,588)	157
Change in long-term assets and liabilities	68,590	1,214
Net cash provided by operating activities	377,675	3,473
Cash flow from investing activities:
Capital expenditures	(28,735)	(13,445)
Proceeds from the sale of assets	841	3,156
Net cash used in investing activities	(27,894)	(10,289)
Cash flow from financing activities:
Short-term debt, net	(12,571)	(4,927)
Revolving Facility borrowings	—	30,000
Revolving Facility reductions	(45,692)	(18,000)
Debt issuance costs	(26,283)	—
Proceeds from the issuance of long-term debt, net of original issuance discount	2,235,000	—
Repayment of Senior Notes	(304,782)	—
Related party Promissory Note repayment	(750,000)	—
Dividends paid	(1,291,494)	—
Net cash (used in) provided by financing activities	(195,822)	7,073
Net change in cash and cash equivalents	153,959	257
Effect of exchange rate changes on cash and cash equivalents	(1,184)	63
Cash and cash equivalents at beginning of period	13,365	11,610
Cash and cash equivalents at end of period	$166,140	$11,930

* Net change in working capital due to the following components:
Accounts and notes receivable, net	$(110,700)	$1,136
Inventories	(82,565)	5,999
Prepaid expenses and other current assets	8,284	(1,509)
Change in accounts payable and accruals	21,075	(5,499)
Increase in interest payable	5,318	30
Net change in working capital	$(158,588)	$157
During the second quarter of 2018, we declared a $750 million dividend in the form of a Promissory Note that was a non-cash transaction. See Note 6 "Debt and Liquidity" for details.

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
On April 23, 2018, the Company completed its initial public offering ("IPO"). See Note 12 "Stockholders' Equity" for more information regarding these transactions.
The Company’s only reportable segment, Industrial Materials, is comprised of our two major product categories: graphite electrodes and petroleum needle coke products. Needle coke is the key raw material used in the production of graphite electrodes. The Company's vision is to provide the highest quality graphite electrodes and the best customer service all while striving to be the lowest cost producer.
We previously operated an Engineered Solutions business segment. See Note 2 “Discontinued Operations and Assets Held for Sale” for further information. All results from the Engineered Solutions business have been excluded from continuing operations, unless otherwise indicated.
B. Basis of Presentation
The interim Condensed Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The December 31, 2017 financial position data included herein was derived from the audited condensed consolidated financial statements included in our Registration Statement on Form S-1 filed on April 13, 2018 but does not include all disclosures required by GAAP in audited financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the accompanying notes, contained in our Registration Statement on Form S-1 filed on April 13, 2018.
The unaudited condensed consolidated financial statements reflect all adjustments (all of which are of a normal, recurring nature) which management considers necessary for a fair statement of financial position, results of operations, comprehensive income and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.
Earnings per share
The calculation of basic earnings per share is based on the number of common shares outstanding after giving effect to the stock split effected on April 12, 2018 (see Note 12 “Stockholders' Equity”). Diluted earnings per share recognizes the dilution that would occur if stock options or preferred shares were exercised or converted into common shares. See Note 13 "Earnings Per Share".
C. New Accounting Standards
Recently Adopted Accounting Standards
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715). This standard requires an entity to report the service cost component in the same line item as other compensation costs. The other components of net (benefit) cost including our annual mark-to-market re-measurement, will be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The adoption of ASU No. 2017-07 on January 1, 2018 changed the presentation of benefit expenses, but did not have a material impact on our consolidated financial statements. The components of the net (benefit) cost are shown in Note 4, "Retirement Plans and Postretirement Benefits." The following table summarizes the adjustments made to conform prior period classifications to the new guidance:

	For the Three Months Ended June 30, 2017			For the Six Months Ended June 30, 2017
	(dollars in thousands)
	As Reported	Effect of Accounting Change	As Adjusted	As Reported	Effect of Accounting Change	As Adjusted
Cost of Sales	$106,635	$(201)	$106,434	$210,289	$(402)	$209,887
Research and development	943	(10)	933	1,772	(18)	1,754
Selling and administrative expenses	12,195	(26)	12,169	23,878	(54)	23,824
Other (income) expense, net	1,186	237	1,423	4,253	474	4,727

	For the Year Ended December 31, 2017			For the Year Ended December 31, 2016
	(dollars in thousands)
	As Reported	Effect of Accounting Change	As Adjusted	As Reported	Effect of Accounting Change	As Adjusted
Cost of Sales	$462,848	$206	$463,054	$466,990	$1,212	$468,202
Research and development	2,951	505	3,456	2,399	135	2,534
Selling and administrative expenses	49,479	3,027	52,506	57,784	731	58,515
Other (income) expense, net	1,634	(3,738)	(2,104)	(2,188)	(2,078)	(4,266)
Accounting Standards Not Yet Adopted
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
During 2016, we evaluated the fair value of the Engineered Solutions business segment utilizing the market approach (Level 3 measure). As a result, we incurred an impairment charge to our Engineered Solutions business segment of $120 million

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to align the carrying value with estimated fair value. We continued to update this estimate and during 2017, we further reduced the estimated fair value by $5.3 million.
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
On July 3, 2017, we completed the sale of our Advanced Energy Technologies ("AET") business. AET was a product line within our Engineered Solutions business which had been classified as held for sale since the second quarter of 2016. The sale resulted in cash proceeds of $28.5 million.
On September 30, 2017, we completed the sale of the majority of the U.S. assets of our GrafTech Advanced Graphite Materials ("GAGM") business, which was a component of our Engineered Solutions business. The sale of the Italian GAGM assets closed on October 5, 2017. In the jurisdictions where the GAGM assets were not acquired, we initiated the wind‑down of the business. The sale was structured as a non‑cash transaction with the buyer assuming certain liabilities associated with the assets acquired. In addition, GrafTech retained certain current assets of GAGM, mostly receivables, which have been substantially realized in the fourth quarter of 2017.
The disposition of the Engineered Solutions business is now substantially complete and, in accordance with our Old Credit Agreement (as defined below), all cash proceeds from these sales were used to pay down our $225 million revolving facility (the "Old Revolving Facility") and the $40 million senior secured delayed draw term loan facility (the "Old Term Loan Facility").
The following tables summarize the results of the Engineered Solutions business segment, reclassified as discontinued operations for the three and six months ended June 30, 2018 and 2017.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)

Net sales	$13	$32,428	$2,468	$64,193
Cost of sales	142	28,610	1,335	57,022
Gross (loss) profit	(129)	3,818	1,133	7,171
Research and development	—	711	—	1,281
Selling and administrative expenses	114	4,106	(244)	7,800
Gain on sale of assets	—	—	—	—
Impairments	—	2,800	—	5,300
Operating (loss) income	(243)	(3,799)	1,377	(7,210)
Other (income) expense	72	(47)	66	(18)
Interest expense	—	524	—	1,133
(Loss) income from discontinued operations before income taxes	(315)	(4,276)	1,311	(8,325)
Benefit from income taxes on discontinued operations	—	(226)	—	(209)
(Loss) income from discontinued operations	$(315)	$(4,050)	$1,311	$(8,116)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The significant components of our Statements of Cash Flows for the Engineered Solutions business segment held for sale are as follows:

	For the Six Months Ended June 30,
	2018	2017
	(dollars in thousands)
Depreciation and amortization	$—	$2,311
Impairment	—	5,300
Deferred income taxes	—	(209)
Capital expenditures	—	432
The following table summarizes the carrying value of the assets and liabilities of discontinued operations as of June 30, 2018 and December 31, 2017.

	As of June 30, 2018	As of December 31, 2017
	(dollars in thousands)
Assets of discontinued operations:
Accounts receivable	$1,234	$3,351
Inventories	191	502
Prepaid expenses and other current assets	326	1,137
Net property plant and equipment	—	226
Other assets	96	97
Total assets of discontinued operations	1,847	5,313

Liabilities of discontinued operations:
Accounts payable	$905	$512
Accrued income and other taxes	181	158
Other accrued liabilities	1,675	2,742
Total current liabilities of discontinued operations	2,761	3,412

Other long-term obligations	376	376

Total liabilities of discontinued operations	$3,137	$3,788

(3)	Revenue from Contracts with Customers
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
Financial Statement Impact of Adopting ASC 606
The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective method. Under this method, we could elect to apply the cumulative effect method to either all contracts as of the date of initial application or only to contracts that are not complete as of that date. We elected to apply the modified retrospective method to contracts that are not complete as of the date of initial application. The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 was to be recorded as an adjustment to accumulated deficit as of the adoption date. As a result

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of using the modified retrospective method, there were no adjustments that were made to accounts on the Company's consolidated balance sheet as of January 1, 2018.
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
The Company sells the majority of its products directly to steel manufacturers located in various jurisdictions. The Company’s contracts consist of longer-term take-or-pay sales contracts of graphite electrodes with terms of up to five years and short-term purchase orders (deliveries within one year). Collectability is assessed based on the customer’s ability and intention to pay, reviewing a variety of factors including the customer’s historical payment experience and published credit and financial information pertaining to the customer. Additionally, for multi-year contracts, we may require the customer to post a bank guarantee, guarantee of a parent, a letter of credit or a significant pre-payment.
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
Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. The Company’s contracts and customary practices involve few rebates or discounts. The Company provides a limited warranty on its products and may issue credit notes or replace products free of charge for valid quality claims; historically, quality claims have been insignificant and the Company records appropriate accruals for the estimated credit notes based on the historical statistical experience. Certain contracts provide for limited rebates when deliveries are late versus committed dates. These rebates are accrued for based on historical statistics of late deliveries on the contracts to which those terms apply.
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of Revenue
The following table provides information about disaggregated revenue by type of product and contract for the three and six months ended months ended June 30, 2018:

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
	(dollars in thousands)
Graphite Electrodes - Three-to-five-year contracts	$345,246	$617,447
Graphite Electrodes - Short-term contracts	96,823	264,418
By-products	14,263	26,366
Total Revenues	$456,332	$908,231
Impact of New Revenue Guidance on Financial Statement Line Items
There would be no differences to the reported consolidated balance sheet, statement of operations and cash flows, as of and for the six months ended June 30, 2018, had the previous revenue guidance still been in effect.
Contract Balances
Receivables, net of allowances for doubtful accounts, were $220.6 million as of June 30, 2018 and $116.8 million as of December 31, 2017. Accounts receivables are recorded when the right to consideration becomes unconditional. Payment terms on invoices range from 30 to 120 days depending on the customary business practices of the jurisdictions in which we do business.
Certain short-term and longer-term sales contracts require up-front payments prior to the Company’s fulfilment of any performance obligation. These contract liabilities are recorded as current or long-term deferred revenue, depending on the lag between the pre-payment and the expected delivery of the related products. Current deferred revenue is included in "Other accrued liabilities" and long-term deferred revenue is included in "Other long-term obligations" on the Consolidated Balance Sheets. The following table provides information about deferred revenue from contracts with customers (in thousands):

	Current deferred revenue	Long-Term deferred revenue
	(dollars in thousands)
Balance as of December 31, 2017	$20,784	$—
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(20,604)	—
Increases due to cash received, excluding amounts recognized as revenue during the period	467	8,242
Foreign currency impact	$(92)	(510)
Balance as of June 30, 2018	$555	$7,732

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

Three-to-five-year take-or-pay contracts
(dollars in thousands)
Remainder of 2018	714,709
2019	1,347,005
2020	1,270,684
2021	1,114,294
Thereafter	1,085,725
Total	$5,532,417
In addition to the expected remaining revenue to be recognized with the longer-term sales contracts, the Company recorded $617.4 million of revenue pursuant to these contracts in the six months ended June 30, 2018.

(4)	Retirement Plans and Postretirement Benefits
The components of our consolidated net pension costs are set forth in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Service cost	$498	$496	$996	$992
Interest cost	1,241	1,385	2,482	2,769
Expected return on plan assets	(1,502)	(1,389)	(3,004)	(2,777)
Net cost	$237	$492	$474	$984
The components of our consolidated net postretirement costs are set forth in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Service cost	$—	$1	$—	$1
Interest cost	251	241	502	483
Net cost	$251	$242	$502	$484

(5)	Goodwill and Other Intangible Assets
We are required to review goodwill and indefinite-lived intangible assets annually for impairment. Goodwill impairment is tested at the graphite electrodes reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The following tables represent the changes in the carrying value of goodwill and intangibles for the six months ended June 30, 2018:

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Goodwill
(Dollars in thousands)
Balance as of December 31, 2017	$171,117
Adjustments	—
Balance as of June 30, 2018	$171,117

Intangible Assets
	As of June 30, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
Trade name	$22,500	$(6,629)	$15,871	$22,500	$(5,512)	$16,988
Technological know-how	55,300	(20,502)	34,798	55,300	(17,265)	38,035
Customer –related intangible	64,500	(12,859)	51,641	64,500	(10,637)	53,863
Total finite-lived intangible assets	$142,300	$(39,990)	$102,310	$142,300	$(33,414)	$108,886
Amortization expense of acquired intangible assets was $3.3 million and $3.5 million in the three months ended June 30, 2018 and 2017, respectively, and $6.6 million and $6.9 million in the six months ended June 30, 2018 and 2017, respectively. Estimated amortization expense will approximate $6.3 million in the remainder of 2018, $12.2 million in 2019, $11.4 million in 2020, $10.7 million in 2021 and $10.1 million in 2022.

(6)	Debt and Liquidity
The following table presents our long-term debt:

	As of June 30, 2018	As of December 31, 2017
	(Dollars in thousands)
Old Credit Facility (Old Revolving Facility and Old Term Loan Facility)	$—	$58,192
Senior Notes	—	280,586
2018 Credit Facility (2018 Term Loan and 2018 Revolving Facility)	2,209,075	—
Other Debt	931	596
Total Debt	2,210,006	339,374
Less: Short-term Debt	(106,378)	(16,474)
Long-term Debt	$2,103,628	$322,900
The fair value of debt approximated the book value of $2,210.0 million as of June 30, 2018.
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
Old Credit Facility
On April 23, 2014, the Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement ("Old Credit Agreement") with a borrowing capacity of $400 million and a maturity date of April 2019. On February 27, 2015, GrafTech and certain of its subsidiaries entered into a further Amended and Restated Credit Agreement that provided for, among other things, greater financial flexibility and the Old Term Loan Facility. The Old Revolving Facility and Old Term Loan Facility both had maturity dates of April 2019.
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
The proceeds of the 2018 Term Loans were used to (i) repay in full all outstanding indebtedness of the Co‑Borrowers under the Old Credit Agreement and terminate all commitments thereunder, (ii) redeem in full the Senior Notes at a redemption price of 101.594% of the principal amount thereof plus accrued and unpaid interest to the date of redemption, (iii) pay fees and expenses incurred in connection with (i) and (ii) above and the Senior Secured Credit Facilities and related expenses, and (iv) declare and pay a dividend to the sole pre-IPO stockholder, with any remainder to be used for general corporate purposes. See Note 8 "Interest Expense" for a breakdown of expenses associated with these repayments. In connection with the repayment of the Old Credit Agreement and redemption of the Senior Notes, all guarantees of obligations under the Old Credit Agreement, the Senior Notes and related indenture were terminated, all mortgages and other security interests securing obligations under the Old Credit Agreement were released and the Old Credit Agreement and the indenture were terminated.
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
Brookfield Promissory Note
On April 19, 2018, we declared a dividend in the form of a $750 million promissory note (the “Brookfield Promissory Note”) to the sole pre-IPO stockholder. The $750 million Brookfield Promissory Note was conditioned upon (i) the Senior Secured First Lien Net Leverage Ratio (as defined in the 2018 Credit Agreement), as calculated based on our final financial results for the first quarter of 2018, being equal to or less than 1.75 to 1.00, (ii) no Default or Event of Default (each as defined in the 2018 Credit Agreement) having occurred and continuing or that would result from the $750 million Brookfield Promissory Note and (iii) the satisfaction of the conditions occurring within 60 days from the dividend record date. Upon publication of our first quarter report on Form 10-Q, these conditions were met and, as a result, the Brookfield Promissory Note became payable.
The Brookfield Promissory Note had a maturity of eight years from the date of issuance and bore interest at a rate equal to the Adjusted LIBO Rate (as defined in the Brookfield Promissory Note) plus an applicable margin equal to 4.50% per annum, with an additional 2.00% per annum starting from the third anniversary from the date of issuance. We were permitted to make voluntary prepayments at any time without premium or penalty. All obligations under the Brookfield Promissory Note were unsecured and guaranteed by all of our existing and future domestic wholly owned subsidiaries that guarantee, or are borrowers under, the Senior Secured Credit Facilities. No funds were lent or otherwise contributed to us by the pre-IPO stockholder in connection with the Brookfield Promissory Note. As a result, we received no consideration in connection with its issuance. As described below, the Promissory Note was repaid in full on June 15, 2018.
First Amendment to 2018 Credit Agreement
On June 15, 2018, the Company entered into a first amendment (the “First Amendment”) to its 2018 Credit Agreement. The First Amendment amended the 2018 Credit Agreement to provide for an additional $750 million in aggregate principal amount of incremental term loans (the “Incremental Term Loans”) to Finance. The Incremental Term Loans increased the aggregate principal amount of term loans incurred by Finance under the 2018 Credit Agreement from $1,500 million to $2,250 million. The Incremental Term Loans have the same terms as those applicable to the 2018 Term Loans, including interest rate, payment and prepayment terms, representations and warranties and covenants. The Incremental Term Loans mature on February 12, 2025, the

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

same date as the 2018 Term Loans. GrafTech paid an upfront fee of 1.00% of the aggregate principal amount of the Incremental Term Loans on the effective date of the First Amendment.
The proceeds of the Incremental Term Loans were used to repay, in full, the $750 million of principal outstanding on the Brookfield Promissory Note.

(7)	Inventories
Inventories are comprised of the following:

	As of June 30, 2018	As of December 31, 2017
	(Dollars in thousands)
Inventories:
Raw materials	$73,349	$39,434
Work in process	109,091	85,852
Finished goods	68,888	48,865
Total	$251,328	$174,151
(8) Interest Expense
The following tables present the components of interest expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Interest incurred on debt	$22,554	$6,217	$35,473	$12,086
Related party Promissory Note interest expense	5,090	—	5,090	—
Senior Note redemption premium	—	—	4,782	—
Accretion of fair value adjustment on Senior Notes	—	1,609	19,414	3,208
Accretion of original issue discount on 2018 Term Loans	268	—	357	—
Amortization of debt issuance costs	755	76	1,416	154
Total interest expense	$28,667	$7,902	$66,532	$15,448
Interest Rates
The 2018 Credit Agreement had an effective interest rate of 5.59% as of June 30, 2018. The Old Revolving Facility and Old Term Loan Facility had an effective interest rate of 4.57% as of December 31, 2017 and the Senior Notes had a fixed interest rate of 6.375%, both of which were repaid on February 12, 2018 as part of our refinancing (see Note 6 "Debt and Liquidity").
As a result of our February 12, 2018 refinancing, we paid a prepayment premium for the redemption of our Senior Notes totaling $4.8 million. The accretion of the August 15, 2015 fair value adjustment to our Senior Notes totaling $19.4 million included accelerated accretion of $18.7 million for the six months ended June 30, 2018 resulting from the prepayment.

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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Litigation has been pending in Brazil brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Prior to October 1, 2015, we were not party to such litigation. Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded, in favor of the employees, by the Brazil Supreme Court to the lower courts for further proceedings which included procedural aspects of the case, such as admissibility of instruments filed by the parties. On October 1, 2015, an action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. In the first quarter of 2017, the state court ruled in favor of the employees. We have appealed this ruling and intend to vigorously defend it. As of June 30, 2018, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the six months ended June 30, 2018, are presented below:

(Dollars in thousands)
Balance as of December 31, 2017	$349
Product warranty accruals and adjustments	1,256
Settlements	(88)
Balance as of June 30, 2018	$1,517
Tax Receivable Agreement
On April 23, 2018, the Company entered into a tax receivable agreement (the "TRA") that provides Brookfield, as the sole pre-IPO stockholder, the right to receive future payments from us for 85% of the amount of cash savings, if any, in U.S. federal income tax and Swiss tax that we and our subsidiaries realize as a result of the utilization of certain tax assets attributable to periods prior to our IPO, including certain federal net operating losses ("NOLs"), previously taxed income under Section 959 of the Code, foreign tax credits, and certain NOLs in Swissco (collectively, the "Pre‑IPO Tax Assets"). In addition, we will pay interest on the payments we will make to Brookfield with respect to the amount of these cash savings from the due date (without extensions) of our tax return where we realize these savings to the payment date at a rate equal to LIBOR plus 1.00% per annum. The term of the TRA commenced on April 23, 2018 and will continue until there is no potential for any future tax benefit payments.
There was no liability recognized on the date we entered into the TRA as the there was a full valuation allowance recorded against our deferred tax assets. During the second quarter of 2018, it was determined that the conditions were appropriate for the Company to release a valuation allowance of certain tax assets as we exited our three year cumulative loss position. This release resulted the recording of a $61.8 million liability related to the TRA on the Condensed Consolidated Statements of Operations as "Related party Tax Receivable Agreement Expense."
Long-term Incentive Plan
The LTIP was adopted by the Company effective as of August 17, 2015, as amended and restated as of March 15, 2018. The purpose of the plan is to retain senior management personnel of the Company, to incentivize them to make decisions with a long-term view and to influence behavior in a way that is consistent with maximizing value for the shareholder of the Company in a prudent manner. Each participant is allocated a number of profit units, with a a maximum of 30,000 profit units (or Profit Units) available under the Plan. Awards of Profit Units generally vest in equal increments over a five-year period beginning on the first anniversary of the grant date and subject to continued employment with the Company through each vesting date. Any unvested Profit Units that have not been previously forfeited will accelerate and become fully vested upon a ‘‘Change in Control’’ (as defined below).
Profit Units will generally be settled in a lump sum payment within 30 days following a Change in Control based on the ‘‘Sales Proceeds’’ (as defined below) received by Brookfield Capital Partners IV, L.P. (or, together with its affiliates, Brookfield Capital IV) in connection with the Change in Control. The LTIP defines ‘‘Change in Control’’ as any transaction or series of transactions (including, without limitation, the consummation of a combination, share purchases, recapitalization, redemption,

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

issuance of capital stock, consolidation, reorganization or otherwise) pursuant to which (a) a Person not affiliated with Brookfield Capital IV acquires securities representing more than seventy percent (70%) of the combined voting power of the outstanding voting securities of the Company or the entity surviving or resulting from such transaction, (b) following a public offering of the Company’s stock, Brookfield Capital IV has ceased to have a beneficial ownership interest in at least 30% of the Company’s outstanding voting securities (effective on the first of such date), or (c) the Company sells all or substantially all of the assets of the Company and its subsidiaries on a consolidated basis. It is intended that the occurrence of a Change in Control in which Sales Proceeds exceed the Threshold Value would constitute a ‘‘substantial risk of forfeiture’’ within the meaning of Section 409A of the Code. The LTIP defines ‘‘Threshold Value’’ as, as of any date of determination, an amount equal to $855,000,000, (which represents the amount of the total invested capital of Brookfield Capital IV as of August 17, 2015), plus the dollar value of any cash or other consideration contributed to or invested in the Company by Brookfield Capital IV after August 17, 2015. The Threshold Value shall be determined by the board in its sole discretion. The LTIP defines ‘‘Sales Proceeds’’ as, as of any date of determination, the sum of all proceeds actually received by the Brookfield Capital IV, net of all Sales Costs (as defined below), (i) as consideration (whether cash or equity) upon the Change in Control and (ii) as distributions, dividends, repurchases, redemptions or otherwise as a holder of such equity interests in the Company. Proceeds that are not paid upon or prior to or in connection with the Change in Control, including earn-outs, escrows and other contingent or deferred consideration shall become ‘‘Sale Proceeds’’ only as and when such proceeds are received by Brookfield Capital IV. ‘‘Sales Costs’’ means any costs or expenses (including legal or other advisor costs), fees (including investment banking fees), commissions or discounts payable directly by Brookfield Capital IV in connection with, arising out of or relating to a Change in Control, as determined by the board in its sole discretion.
Given the successful completion of the IPO in the second quarter, it is reasonably possible that a Change in Control, as defined above, may ultimately happen and that the awarded Profit Units will be subsequently paid out to the participants. Assuming 100% vesting of the awarded Profit Units and depending on Brookfield’s sales proceeds, the potential liability triggered by a Change in Control is estimated to be in the range of $65 million to $90 million. As of June 30, 2018, the awards are 40% vested.

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
The following tables summarize the provision for income taxes for the six months ended June 30, 2018 and June 30, 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)

Tax (benefit) expense	$(17,264)	$925	$11,379	$1,286
Pretax income (loss)	184,499	(12,408)	435,189	(34,325)
Effective tax rates	(9.4)%	(7.5)%	2.6%	(3.7)%
The effective tax rate for the three months ended June 30, 2017 was (7.5)% This rate differs from the U.S. statutory rate of 35% primarily due to recent losses in the U.S. and Switzerland where we received no tax benefit due to a full valuation allowance and worldwide earnings from various countries taxed at different rates. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.
The effective tax rate for the three months ended June 30, 2018 was (9.4)%. This rate differs from the U.S. statutory rate of 21% primarily due to the favorable impact of the partial release of a valuation allowance recorded against the deferred tax asset related to U.S. tax attributes and the tax impact of worldwide earnings from various countries taxed at different rates.
The tax expense changed from a charge of $0.9 million for the quarter ended June 30, 2017 to a tax benefit of $17.3 million for the quarter ended June 30, 2018. This change is primarily due to the partial release of a valuation allowance in the amount of $80.1 million recorded against the deferred tax asset related to U.S. tax attributes. This change is also the result of a shift in the jurisdictional mix of earnings and losses from year to year. Certain jurisdictions shifted from pre-tax losses in the second quarter of 2017 to pretax earnings in the second quarter of 2018.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the six months ended June 30, 2017, the effective tax rate of (3.7)% differs from the U.S. statutory rate of 35% primarily due to recent losses in the U.S. and Switzerland where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries tax a different rates. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.
For the six months ended June 30, 2018, the effective tax rate of 2.6% differs from the U.S. statutory rate of 21% primarily due the partial release of a valuation allowance recorded against the deferred tax asset related to U.S. tax attributes and worldwide earnings from various countries taxed at different rates. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.
The tax expense changed from a charge of $1.3 million for the six months ended June 30, 2017 to a tax charge of $11.4 million for the six months ended June 30, 2018. This change is primarily due to the partial release of a valuation allowance recorded against the deferred tax asset related to US tax attributes and shift in the jurisdictional mix of earnings and losses from year to year. Certain jurisdictions shifted from pre-tax losses in the first half of 2017 to pretax earnings in the first half of 2018.
As of June 30, 2018, we had unrecognized tax benefits of $2.5 million, $2.2 million of which, if recognized, would have a favorable impact on our effective tax rate.
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. All U.S. federal tax years prior to 2014 are generally closed by statute or have been audited and settled with the applicable domestic tax authorities. All other jurisdictions are still open to examination beginning after 2011.
As of June 30, 2018, we determined that sufficient positive evidence existed that allowed us to conclude that a full valuation allowance was no longer required to be recorded against the deferred tax assets related the U.S. tax attributes. This positive evidence was primarily supplied by the Company exiting a cumulative loss period as well as sufficient U.S. forecasted taxable income that would utilize the US tax attributes and thus generate the tax benefit recorded at June 30, 2018. We continue to assess the realization of our deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Examples of positive evidence would include a strong earnings history, an event or events that would increase our taxable income through a continued reduction of expenses, and tax planning strategies that would indicate an ability to realize deferred tax assets. In circumstances where the significant positive evidence does not outweigh the negative evidence in regards to whether or not a valuation allowance is required, we have established and maintained valuation allowances on those net deferred tax assets.
Tax Cuts and Jobs Act
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the "Tax Act"), which significantly revised the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The Tax Act also transitioned international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures which have the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low taxed income (or "GILTI"). In general, these changes were effective beginning in 2018. The Tax Act also includes a one time mandatory deemed repatriation or transition tax on the accumulated previously untaxed foreign earnings of our foreign subsidiaries.
For the fourth quarter of 2017, we were able to reasonably estimate certain Tax Act effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and remeasurement of certain deferred tax assets and liabilities. As of the second quarter, the previously disclosed provisional amounts continue to be provisional.
We have not made any additional measurement-period adjustments related to transition tax during 2018, because the Company has not yet completed the calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. We are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the prescribed measurement period.
On August 1, 2018, the U.S. Department of Treasury and the Internal Revenue Service issued proposed regulations under code section 965. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of the Tax Act and the application of ASC 740. We have included an estimate of the 2018 current GILTI impact in our effective tax rate for the first half of 2018.

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
Certain of our derivative contracts contain provisions that require us to provide collateral. Since the counterparties to these financial instruments are large commercial banks and similar financial institutions, we do not believe that we are exposed to material counterparty credit risk. We do not anticipate nonperformance by any of the counter-parties to our instruments. Our derivative assets and liabilities are included within "Other long-term assets", "Prepaid expenses and other current assets", "Long-term liabilities" and "Other current liabilities" on the Condensed Consolidated Balance Sheets and effects of these derivatives are recorded in other comprehensive income, revenue and cost of goods sold on the Condensed Consolidated Statements of Operations.
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
During 2017 and 2018, we entered into foreign currency derivatives denominated in the Mexican peso, South African rand, Brazilian real, euro, Swiss franc and Japanese yen. These derivatives were entered into to protect the risk that the eventual cash flows resulting from commercial and business transactions may be adversely affected by changes in exchange rates between the U.S. dollar and the Mexican peso, euro, South African rand and Japanese yen. We had no foreign currency cashflow hedges outstanding as of June 30, 2018 and December 31, 2017 and therefore, no unrealized gains or losses. As of June 30, 2018, we had fair value hedge contracts outstanding for the Mexican peso, euro, South African rand, Swiss franc and Japanese yen currency with an aggregate notional amount of $15.2 million. These fair value hedge foreign currency derivatives outstanding as of June 30, 2018, have maturities through August 31, 2018.
Commodity derivative contracts
We have entered into commodity derivative contracts for refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. We had outstanding commodity derivative contracts as of June 30, 2018 with notional amount of $168.2 million with maturities from July 2018 to June 2022. The outstanding commodity derivative contracts represented a net unrealized gain within other comprehensive income of $27.8 million as of June 30, 2018. We had outstanding commodity derivative contracts as of December 31, 2017 with notional amount of $143.9 million representing a net unrealized gain of $4.7 million.
Net Investment Hedges
We use certain intercompany debt to hedge a portion of our net investment in our foreign operations against currency exposure (net investment hedge). Intercompany debt denominated in foreign currency and designated as a non-derivative net investment hedging instrument was $13.4 million and $14.8 million as of June 30, 2018 and December 31, 2017, respectively. Within the currency translation adjustment portion of other comprehensive income, we recorded a gain of $2.1 million and $1.4 million in the three and six months ended June 30, 2018, respectively, and a gain of $0.1 million and a loss $0.7 million in the three and six months ended June 30, 2017, respectively, resulting from these net investment hedges.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. As of June 30, 2018 and December 31, 2017, respectively, the fair value of our derivatives and their respective balance sheet locations are presented in the following table:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of June 30, 2018	(Dollars in thousands)
Derivatives designated as cash flow hedges:
Commodity derivative contracts	Prepaid and other current assets	$15,643	Other accrued liabilities	$—
	Other long-term assets	13,095	Other long-term obligations	58
Total fair value		$28,738		$58

As of December 31, 2017
Derivatives designated as cash flow hedges:
Commodity derivative contracts	Prepaid and other current assets	$2,518	Other accrued liabilities	$—
	Other long-term assets	2,808	Other long-term obligations	581
Total fair value		$5,326		$581
The realized (gains) losses on commodity derivatives remain in Other Comprehensive Income until they are recognized in the Statements of Operations when the hedged item impacts earnings, which is when the finished product is sold. There were no realized gains or losses included in earnings for the six months ended June 30, 2018. With respect to the inputs used to determine the fair value, we use observable, quoted market rates that are determined by active markets and, therefore, classify the contracts as "Level 2".

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of June 30, 2018	(Dollars in Thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$23	Other current liabilities	$34

As of December 31, 2017
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$9	Other current liabilities	$90

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Consolidated Statement of Income	For the Six Months Ended June 30,
		2018	2017
Derivatives not designated as hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold, Other expense/(income)	$(296)	$842

(12)	Stockholders' Equity
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Conditional Dividend to Pre-IPO Stockholder
On April 19, 2018, we declared a $160 million cash dividend payable to Brookfield, the sole pre-IPO stockholder. Payment of this dividend was conditional upon (i) the Senior Secured First Lien Net Leverage Ratio (as defined in the 2018 Credit Agreement), as calculated based on our final financial results for the first quarter of 2018, being equal to or less than 1.75 to 1.00, (ii) no Default or Event of Default (as defined in the 2018 Credit Agreement) having occurred and continuing or that would result from the payment of the dividend and (iii) the payment occurring within 60 days from the dividend record date. The conditions of this dividend were met upon filing of our first quarter report on Form 10-Q and the dividend was paid on May 8, 2018.
Brookfield Promissory Note
On April 19, 2018, we declared a dividend in the form of the Brookfield Promissory Note to the sole pre-IPO stockholder. This note was repaid on June 15, 2018. See Note 6 "Debt and Liquidity".
Initial Public Offering
On April 23, 2018, we completed our IPO of 35,000,000 shares of our common stock at a price of $15 per share. This offering represented a sale of 11.6% of our sole pre-IPO stockholder's ownership in the Company.
On April 26, 2018, we closed the sale of an additional 3,097,525 shares of common stock at a price to the public of $15 per share from the pre-IPO stockholder, as a result of the partial exercise by the underwriters in our IPO of their overallotment option.  After giving effect to the partial exercise of the overallotment option, the total number of shares of common stock sold by the pre-IPO stockholder was 38,097,525.
The Company did not receive any proceeds related to the offering. We have incurred $5.1 million of legal, accounting, printing and other fees associated with this offering through June 30, 2018, which was recorded in "Selling and administrative" expenses in the Condensed Consolidated Statements of Operations.
Dividend Declaration
The Board declared a dividend of $0.0645 per share, to stockholders of record as of the close of business on May 31, 2018. The dividend, totaling $19.5 million, was paid on June 29, 2018 and represented a prorated quarterly dividend of $0.085 (or $0.34 per annum) per share of our common stock from the date of our IPO, April 23, 2018, to June 30, 2018.
The following table reflects the change in stockholders' equity for the period December 31, 2017 to June 30, 2018:

(dollars in thousands)
Stockholders' equity as of December 31, 2017	$613,215
Total comprehensive income	437,082
Dividends paid	(1,291,494)
Related party dividend of Promissory Note	(750,000)
Stock based compensation	178
Stockholders' equity as of June 30, 2018	$(991,019)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13)	Earnings per Share
The following table shows the information used in the calculation of our basic and diluted earnings per share calculation as of June 30, 2018 and December 31, 2017. See Note 12 "Stockholders' Equity" for details on our April 12, 2018 stock split.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Weighted average common shares outstanding for basic calculation	302,225,923	302,225,923	302,225,923	302,225,923
Add: Effect of stock options and restricted stock	5,508	—	2,789	—
Weighted average common shares outstanding for diluted calculation	302,231,431	302,225,923	302,228,712	302,225,923
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
The weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of stock options covering 676,185 and 342,462 shares in the three and six months ended June 30, 2018, respectively, as these shares are anti-dilutive.
(14) Stock Based Compensation

Our Board of Directors granted 912,790 stock options, 19,335 deferred stock units and 6,740 restricted stock units during the three months ended June 30, 2018 under our Omnibus Equity Incentive Plan. We recognized stock-based compensation expense of $0.2 million in the three and six months ended June 30, 2018. As of June 30, 2018, unrecognized compensation cost related to non-vested stock options, deferred stock units and restricted stock units represents $5.5 million, which will be recognized over the remaining weighted average life of 3 years.
Stock Options

	Number of Shares	Weighted- Average Exercise Price
Outstanding unvested as of January 1, 2018	—	—
Granted	912,790	15.36
Forfeited	(11,070)	15.00
Outstanding unvested as of June 30, 2018	901,720	15.36
Deferred Stock Units

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested as of January 1, 2018	—	—
Granted	19,335	13.20
Outstanding unvested as of June 30, 2018	19,335	13.20

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Units

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested as of January 1, 2018	—	—
Granted	6,740	14.02
Outstanding unvested as of June 30, 2018	6,740	14.02
(15) Subsequent Events
On July 31, the Board declared a dividend of $.085 per share, to stockholders of record as of the close of business on August 31, 2018 to be paid on September 28, 2018.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are a leading manufacturer of high quality graphite electrode products essential to the production of electric arc furnace ("EAF") steel and other ferrous and non‑ferrous metals. We believe that we have the most competitive portfolio of low‑cost graphite electrode manufacturing facilities in the industry, including three of the five highest capacity facilities in the world (excluding China). We are the only large scale graphite electrode producer that is substantially vertically integrated into petroleum needle coke, the primary raw material for graphite electrode manufacturing, which is currently in limited supply. Between 1984 and 2011, EAF steelmaking was the fastest‑growing segment of the steel sector, with production increasing at an average rate of 3.5% per year, based on World Steel Association ("WSA") data. Historically, EAF steel production has grown faster than the overall steel market due to the greater resilience, more variable cost structure, lower capital intensity and more environmentally friendly nature of EAF steelmaking. This trend was partially reversed between 2011 and 2015 due to global steel production overcapacity driven largely by Chinese blast furnace ("BOF") steel production. Beginning in 2016, efforts by the Chinese government to restructure China’s domestic steel industry have led to limits on BOF steel production and lower export levels, and developed economies, which typically have much larger EAF steel industries, have instituted a number of trade policies in support of domestic steel producers. As a result, since 2016, the EAF steel market has rebounded strongly and resumed its long‑term growth trajectory. This revival in EAF steel production has resulted in increased demand for our graphite electrodes.
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
GrafTech's Transformation
Since 2012, we have executed a three‑part transformation plan to improve our competitive position and allow us to better serve our customers. Since 2012, we have achieved annual fixed manufacturing cost improvements of $80 million, annual capital expenditure requirement reductions of $45 million and annual overhead expense reductions of approximately $65 million, all while also improving the productivity of our plant network. We have strategically shifted production from our lowest to our highest production capacity facilities to increase fixed cost absorption. This, coupled with a recovery in customer demand, resulted in a steady increase in our capacity utilization, reaching 100% in the second quarter of 2018 (excluding our temporarily idled St. Marys, Pennsylvania facility). We have also reduced our annual overhead expenses by approximately $65 million since 2012 by simplifying our corporate structure from a conglomerate model to a centralized business focused exclusively on the production of graphite electrodes and petroleum needle coke, and we have streamlined and combined our workforce and various administrative functions for efficiency, and eliminated research and development ("R&D") functions unrelated to graphite electrodes. In 2018, we expect to have maintenance capital expenditures of approximately $35 million. In addition to our fixed cost reductions, we have been able to achieve significant productivity improvements and variable cost reductions across our plants since 2014. Finally, we are currently implementing an operational improvement and debottlenecking initiative, which we expect will increase our currently operating production capacity by approximately 21%, or 35,000 MT, by the end of 2018, allowing us to achieve further improvements in our cost structure. As a result of our prior operational improvement activities, we are able to achieve this large capacity increase with specific, highly targeted capital investments. This debottlenecking initiative is expected to result in approximately $42 million of capital expenditures, slightly higher than previous estimates due mainly to currency impacts. The majority of costs associated with this initiative will be expended in 2018. We expect our debottlenecking initiative along with our maintenance capital expenditures to result in approximately $65 million to $70 million of total capital expenditures in 2018.
In light of improved market conditions, the long lead time required to produce our products, our position as one of the market’s largest producers and our ability, through our substantial vertical integration with Seadrift Coke L.P. ("Seadrift"), to

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

provide customers with a reliable long‑term supply of graphite electrodes despite the market shortage of petroleum needle coke, we have implemented a new commercial strategy to sell 60% to 65% of our production capacity through three-to-five-year take-or-pay contracts. Additionally, the divestiture of our non-core legacy Engineered Solutions businesses in 2016 and 2017 has allowed our management team to focus on our core competency of graphite electrode production and generated approximately $60 million in cash proceeds and release of working capital. By focusing our management’s attention and R&D spending exclusively on the graphite electrode business, we have been able to meaningfully improve the quality of our graphite electrodes, repositioning ourselves as an industry quality leader and improving our relationships with strategic customers.
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
The outlook for general economic and industry‑specific growth brightened in 2017. In its January 2018 report, the International Monetary Fund ("IMF") increased its estimated global growth rate for 2018 and 2019 by 0.2% to 3.9%. The IMF maintained these estimates recently in its June 2018 World Economic Outlook publication. The WSA's April 2018 Short Range Outlook estimated global steel production outside of China would grow by 3.4% over 2017 levels to 879 million MT in 2018 and by 2.9% to 904 million MT in 2019. The WSA noted that "in the next couple of years, the global economic situation is expected to remain favourable with high confidence and strengthening recovery of investment levels in advanced economies."
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
These factors have led to supply constraints for our products. There are indications that this demand and supply imbalance could persist for some time. As a result, graphite electrode prices have recently reached record high prices.
Industry spot prices during the quarter have averaged approximately $15,000-$20,000 per MT. As a result of our recent three- to five-year contracting initiative and other sales commitments most of our 2018 production capacity is now contracted or committed by purchase orders.
We expect the results of our operational improvement and debottlenecking initiative to increase our annual production capacity by approximately 21% during the fourth quarter of 2018. This incremental volume from our capacity expansion will be available for sale to customers on a spot basis going forward.
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
Key financial measures

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2018	2017	2018	2017
Net sales	$456,332	$116,314	$908,231	$221,053
Net income (loss)	201,448	(17,383)	425,121	(43,727)
EBITDA from continuing operations(1)	228,143	10,796	532,911	11,844
Adjusted EBITDA from continuing operations(1)	291,956	12,261	602,295	16,452

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Key operating metrics

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except price data)	2018	2017	2018	2017
Sales volume (MT)(2)	45	44	88	85
Weighted average realized price(3)	$9,933	$2,430	$10,027	$2,362
Production volume (MT)(4)	45	44	88	84
Production capacity (MT)(5)	52	51	103	99
Production capacity excluding St. Marys during idle period (MT)(6)	45	44	89	85
Capacity utilization(7)	87%	86%	85%	85%
Capacity utilization excluding St. Marys during idle period(6)	100%	100%	99%	99%

(1)	See below for more information and a reconciliation of EBITDA and adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

(2)	Sales volume reflects the total volume of graphite electrodes sold for which revenue has been recognized during the period. See below for more information on our key operating metrics.

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
Non‑GAAP financial measures
EBITDA from continuing operations and adjusted EBITDA from continuing operations are non‑GAAP financial measures. We define EBITDA from continuing operations, a non‑GAAP financial measure, as net income or loss plus interest expense, minus interest income, plus income taxes, discontinued operations and depreciation and amortization from continuing operations. We define adjusted EBITDA from continuing operations as EBITDA from continuing operations plus any pension and Other post-employment benefit ("OPEB") plan expenses, impairments, rationalization‑related charges, costs related to our initial public offering, non‑cash gains or losses from foreign currency remeasurement of non‑operating liabilities in our foreign subsidiaries where the functional currency is the U.S. dollar and non‑cash fixed asset write‑offs. Adjusted EBITDA from continuing operations is the primary metric used by our management and our board of directors to establish budgets and operational goals for managing our business and evaluating our performance.
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
The following table reconciles our non‑GAAP key financial measures to the most directly comparable GAAP measures:

	For the three months ended June 30,			For the six months ended June 30,
	2018	2017		2018	2017
	(in thousands)
Net income (loss)	201,448	(17,383)		425,121	(43,727)
Add:
Discontinued operations	315	4,050		(1,311)	8,116
Depreciation and amortization	15,368	15,441		31,696	30,983
Interest expense	28,667	7,902		66,532	15,448
Interest income	(391)	(139)		(506)	(262)
Income taxes	(17,264)	925		11,379	1,286
EBITDA from continuing operations	228,143	10,796		532,911	11,844
Adjustments:
Pension and OPEB plan (gain) expenses(1)	484	760		995	1,525
Rationalization‑related (gains)/charges(2)	1	(771)		1	(779)
Initial public offering ("IPO") expenses (3)	1,934	—		5,121	—
Non‑cash loss (gain) on foreign currency remeasurement(4)	(1,650)	1,476		223	3,862
Stock based compensation	181	—		181	—
Non‑cash fixed asset write-off	1,062	—		1,062	—
Related party Tax Receivable Agreement expense (5)	61,801	—		61,801	—
Adjusted EBITDA from continuing operations	291,956	12,261	—	602,295	16,452

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

(1)	Service and interest cost of our pension and OPEB plans. Also includes a mark‑to‑market loss (gain) for plan assets as of December of each year.

(2)
Costs associated with rationalizations in our graphite electrode manufacturing operations and in the corporate structure. They include severance charges, contract termination charges, write‑off of equipment and (gain)/loss on sale of manufacturing sites.

(3)	Legal, accounting, printing and registration fees associated with the initial public offering

(4)	Non‑cash (gain) loss from foreign currency remeasurement of non‑operating liabilities of our non‑U.S. subsidiaries where the functional currency is the U.S. dollar.

(5)	Tax-related expense for future payment to our sole pre-IPO stockholder for tax assets that are expected to be utilized.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Results of Operations and Segment Review
The Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
The tables presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our MD&A, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	Three Months Ended June 30,		Increase/ Decrease	% Change
	2018	2017
	(Dollars in thousands)

Net sales	$456,332	$116,314	$340,018	292%
Cost of sales	165,910	106,434	59,476	56%
Gross (loss) profit	290,422	9,880	280,542	2,839%
Research and development	581	933	(352)	(38)%
Selling and administrative expenses	16,239	12,169	4,070	33%
Operating (loss) income	273,602	(3,222)	276,824	(8,592)%
Other expense (income), net	(974)	1,423	(2,397)	(168)%
Related party Tax Receivable Agreement expense	61,801	—	61,801	N/A
Interest expense	28,667	7,902	20,765	263%
Interest income	(391)	(139)	(252)	181%
Loss from continuing operations before provision for income taxes	184,499	(12,408)	(12,408)	100%
(Benefit from) provision for income taxes	(17,264)	925	(18,189)	(1,966)%
Net loss from continuing operations	201,763	(13,333)	$(13,333)	100%
Income from discontinued operations, net of tax	(315)	(4,050)	3,735	(92)%
Net loss	$201,448	$(17,383)	$(9,598)	$—
Net sales. Net sales increased from $116.3 million in the three months ended June 30, 2017 to $456.3 million in the three months ended June 30, 2018. The increase was primarily driven by a 306% increase in the weighted average sales price of graphite electrodes. The weighted average realized price increased to $9,933 per MT in the three months ended June 30, 2018 compared to $2,430 per MT in the same period of the prior year. This increase in weighted average realized price was driven by increased demand for graphite electrodes due to growth in EAF steel manufacturing, combined with a constrained graphite electrode supply due to reductions in graphite electrode manufacturing capacity over the past several years and a limited supply of our key raw material, petroleum needle coke.
We have successfully implemented our strategy entering into take-or-pay sales agreements with our customers that range from three to five years in duration. For the three months ended June 30, 2018, approximately 75% of our revenues were generated from these contracts, with the remainder generated from other graphite electrode sales and by-product sales.
Cost of sales. We experienced increases in cost of sales from $106.4 million in the three months ended June 30, 2017 to $165.9 million in the three months ended June 30, 2018. This increase was primarily the result of sales of inventory that was manufactured using higher priced needle coke and pitch.
Selling and administrative expenses. Selling and administrative expenses increased from $12.2 million in the three months ended June 30, 2017 to $16.2 million in the three months ended June 30, 2018. This increase was driven primarily by $1.9 million of additional costs related to our IPO.
Other (income) expense. Other expense decreased from $1.4 million of expense in the three months ended June 30, 2017 to income of $1.0 million in the three months ended June 30, 2018 primarily due to advantageous non‑cash foreign currency impacts on non‑operating assets and liabilities.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Related party Tax Receivable Agreement expense. This $61.8 million of expense is the result of our tax receivable agreement liability recorded after it was estimated we would realize certain deferred tax assets.
Interest Expense. Interest expense increased from $7.9 million in the three months ended June 30, 2017, to $28.7 million in the three months ended June 30, 2018 primarily due to additional borrowings.
Provision for income taxes. The following table summarizes the expense/(benefit) for income taxes:

	Three Months Ended June 30,
	2018	2017
	(Dollars in thousands)

Tax (benefit) expense	$(17,264)	$925
Pretax income (loss)	184,499	(12,408)
Effective tax rates	(9.4)%	(7.5)%
The effective tax rate for the three months ended June 30, 2017 was (7.5)% This rate differs from the previous U.S. statutory rate of 35% primarily due to recent losses in the U.S. and Switzerland where we received no tax benefit due to a full valuation allowance and worldwide earnings from various countries taxed at different rates. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.
The effective tax rate for the three months ended June 30, 2018 was (9.4)%. This rate differs from the current U.S. statutory rate of 21% primarily due to the partial release of a valuation allowance recorded against the deferred tax asset related to US tax attributes and the tax impact of worldwide earnings from various countries taxed at different rates. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.
The tax expense changed from a charge of $0.9 million for the quarter ended June 30, 2018 to a tax benefit of $17.3 million for the quarter ended June 31, 2018. This change is primarily due to the partial release of a valuation allowance recorded against the deferred tax asset related to US tax attributes and shift in the jurisdictional mix of earnings and losses from year to year. Certain jurisdictions shifted from pre-tax losses in the second quarter of 2017 to pretax earnings in the second quarter of 2018.
Income from Discontinued Operations. Our income from discontinued operations increased from a loss of $4.1 million for the three months ended June 30, 2017 to a loss of $0.3 million in the three months ended June 30, 2018 as we have divested substantially all of our former Engineered Solutions business.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

The Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
The tables presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our MD&A, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	For the Six Months Ended June 30,		Increase/ Decrease	% Change
	2018	2017
	(Dollars in thousands)

Net sales	$908,231	$221,053	$687,178	311%
Cost of sales	311,059	209,887	101,172	48%
Gross profit	597,172	11,166	586,006	5,248%
Research and development	1,010	1,754	(744)	(42)%
Selling and administrative expenses	32,115	23,824	8,291	35%
Operating income (loss)	564,047	(14,412)	578,459	(4,014)%
Other expense (income), net	1,031	4,727	(3,696)	(78)%
Related party Tax Receivable Agreement expense	61,801	—	61,801	N/A
Interest expense	66,532	15,448	51,084	331%
Interest income	(506)	(262)	(244)	93%
Income (loss) from continuing operations before provision for income taxes	435,189	(34,325)	469,514	(1,368)%
Provision for income taxes	11,379	1,286	10,093	785%
Net income (loss) from continuing operations	423,810	(35,611)	459,421	(1,290)%
Income (loss) from discontinued operations, net of tax	1,311	(8,116)	9,427	(116)%
Net income (loss)	$425,121	$(43,727)	$468,848	(1,072)%
Net sales. Net sales increased by $687.2 million, or 311%, from $221.1 million in the six months ended June 30, 2017 to $908.2 million in the six months ended June 30, 2018. This increase was driven by a 318% increase in the weighted average realized price for graphite electrodes and a 2.9% increase in sales volume in the six months ended June 30, 2018 compared to the same period in 2017. The weighted average realized price increased to $10,027 per MT in the six months ended June 30, 2018 compared to $2,362 per MT in the same period of the prior year. These increases in weighted average realized price and sales volume were driven by increased demand for graphite electrodes due to growth in EAF steel manufacturing, combined with a constrained graphite electrode supply due to reductions in graphite electrode manufacturing capacity over the past several years and a limited supply of our key raw material, petroleum needle coke.
We have successfully implemented our strategy entering into take-or-pay sales agreements with our customers that range from three to five years in duration. For the six months ended June 30, 2018, approximately 68% of our revenues were generated from these contracts, with the remainder generated from other graphite electrode sales and by-product sales .
Cost of sales. Cost of sales increased by $101.2 million, or 48%, from $209.9 million in the six months ended June 30, 2017 to $311.1 million in the six months ended June 30, 2018. This increase was primarily the result of the higher input costs of needle coke and pitch. Cost of sales was also negatively impacted by $10.4 million of foreign currency impact.
Selling and administrative expenses. Selling and administrative expenses increased by $8.3 million, or 35%, from $23.8 million in the six months ended June 30, 2017 to $32.1 million in the six months ended June 30, 2018. This increase was driven primarily by $5.1 million of additional costs related to our IPO and financing costs.
Other (income) expense. Other expense decreased by $3.7 million, or 78%, from $4.7 million in six months ended June 30, 2017 to $1.0 million in the six months ended June 30, 2018. This decrease was primarily due to non‑cash foreign currency impacts on non‑operating assets and liabilities.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Related party Tax Receivable Agreement expense. This $61.8 million of expense is the result of our tax receivable agreement liability recorded after it was estimated we would realize certain deferred tax assets.
Interest expense. Interest expense increased by $51.1 million, or 331%, from $15.4 million in the six months ended June 30, 2017 to $66.5 million in the six months ended June 30, 2018, due to increased interest expense primarily due additional borrowings and the early extinguishment of our Senior Notes. These early extinguishment charges included accelerated accretion of the fair value adjustment on the Senior Notes of $18.7 million and a premium redemption of $4.8 million.
 Provision for income taxes. The following table summarizes the expense/(benefit) for income taxes:

	For the Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)

Tax expense	$11,379	$1,286
Pretax income (loss)	435,189	(34,325)
Effective tax rates	2.6%	(3.7)%
For the six months ended June 30, 2017, the effective tax rate of (3.7)% differs from the previous U.S. statutory rate of 35% primarily due to recent losses in the U.S. and Switzerland where we receive no tax benefit due to a full valuation allowance and worldwide earnings from various countries tax a different rates. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.
For the six months ended June 30, 2018, the effective tax rate of 2.6% differs from the current U.S. statutory rate of 21% primarily due the partial release of a valuation allowance recorded against the deferred tax asset related to US tax attributes worldwide earnings from various countries taxed at different rates. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.
The tax expense changed from a charge of $1.3 million for the quarter ended June 30, 2017 to a tax charge of $11.4 million for the quarter ended June 30, 2018. This change is primarily due to the partial release of a valuation allowance recorded against the deferred tax asset related to US tax attributes and shift in the jurisdictional mix of earnings and losses from year to year. Certain jurisdictions shifted from pre-tax losses in the first half of 2017 to pretax earnings in the half of 2018.
Income (loss) from discontinued operations. Income (loss) from our discontinued operations increased by $9.4 million, or 116%, from a loss of $8.1 million in the six months ended June 30, 2017 to income of $1.3 million in the six months ended June 30, 2018. The loss in the three months ended March 31, 2017 included an impairment of $5.3 million. The remaining increase was due to the elimination of operations in 2017 and the wind-down of remaining assets into 2018.
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
The impact of these changes in the average exchange rates of other currencies against the U.S. dollar on our net sales was an increase of $2.7 million and $12.8 million for the three and six months ended June 30, 2018, respectively, compared to the same periods of 2017. The impact of these changes on our cost of sales was in increase of $3.3 million and $10.4 million for the three and six months ended June 30, 2018, respectively, compared to the same periods of 2017.
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
We believe that we have adequate liquidity to meet our needs. As of June 30, 2018, we had liquidity of $409.6 million consisting of $243.5 million of availability on our 2018 Revolving Facility (subject to continued compliance with the financial covenants and representations) and cash and cash equivalents of $166.1 million. We had long‑term debt of $2,103.6 million, short‑term debt of $106.4 million and stockholder’s deficit of $(991.0) million as of June 30, 2018. As of December 31, 2017, we had liquidity of $165.2 million consisting of $151.8 million available on our Old Revolving Facility (subject to continued compliance with the financial covenants and representations and adjusting for the $25 million minimum liquidity requirement) and cash and cash equivalents of $13.4 million. We had long‑term debt of $322.9 million, short‑term debt of $16.5 million and stockholders’ equity of $613.2 million as of December 31, 2017.
As of June 30, 2018 and December 31, 2017, $62.6 million and $12.6 million, respectively, of our cash and cash equivalents were located outside of the United States. We repatriate funds from our foreign subsidiaries through dividends. All of our subsidiaries face the customary statutory limitation that distributed dividends do not exceed the amount of retained and current earnings. In addition, for our subsidiary in South Africa, the South Africa Central Bank imposes that certain solvency and liquidity ratios remain above defined levels after the dividend distribution, which historically has not materially affected our ability to repatriate cash from this jurisdiction. The cash and cash equivalents balances in South Africa were $6.5 million and $1.8 million as of June 30, 2018 and December 31, 2017, respectively. Upon repatriation to the United States, the foreign source portion of dividends we receive from our foreign subsidiaries is no longer subject to U.S. federal income tax as a result of the Tax Act.
Cash flow and plans to manage liquidity. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of capital expenditures, acquisitions, divestitures and other factors. We had positive cash flow from operating activities during 2017, 2016 and 2015. Although the global economic environment experienced significant swings in these periods, our working capital management and cost‑control initiatives allowed us to remain operating cash‑flow positive in both times of declining and improving operating results. Cash from operations is expected to return to positive sustained levels due to the predictable earnings generated by our three-to-five-year sales contracts with our customers.
As of June 30, 2018, we had access to the $250 million 2018 Revolving Facility, which was undrawn. We had $6.5 million of letters of credit, for a total availability on the 2018 Revolving Facility of $243.5 million. As of December 31, 2017, we had $39.5 million of borrowings and $8.7 million of letters of credit, for a total of $48.2 million drawn against the Old Revolving Credit Facility. We also had $0.5 million of surety bonds outstanding as of both June 30, 2018 and December 31, 2017.
On February 12, 2018, we entered into the 2018 Credit Agreement, which provides for the 2018 Revolving Facility and the 2018 Term Loan Facility. On February 12, 2018, our wholly owned subsidiary, Finance, borrowed $1,500 million under the 2018 Term Loan Facility. The funds received were used to pay off our outstanding debt, including borrowings under our Old Credit Agreement and the Senior Notes and accrued interest relating to those borrowings and the Senior Notes, declare and pay a dividend of $1,112.0 million to our sole pre-IPO stockholder, pay fees and expenses incurred in connection therewith and for other general corporate purposes.
On April 19, 2018, we declared a dividend in the form of the Brookfield Promissory Note to the sole pre-IPO stockholder. The $750 million Brookfield Promissory Note was conditioned upon (i) the Senior Secured First Lien Net Leverage Ratio (as defined in the 2018 Credit Agreement), as calculated based on our final financial results for the first quarter of 2018, being equal to or less than 1.75 to 1.00, (ii) no Default or Event of Default (each as defined in the 2018 Credit Agreement) having occurred and continuing or that would result from the $750 million Brookfield Promissory Note and (iii) the satisfaction of the conditions described in (i) and (ii) above occurring within 60 days from the dividend record date. Upon publication of our first quarter report on Form 10-Q, these conditions were met and, as a result, the Brookfield Promissory Note became payable.
The Brookfield Promissory Note had a maturity of eight years from the date of issuance and bore interest at a rate equal to the Adjusted LIBO Rate (as defined in the Brookfield Promissory Note) plus an applicable margin equal to 4.50% per annum, with an additional 2.00% per annum starting from the third anniversary from the date of issuance. We were permitted to make voluntary prepayments at any time without premium or penalty. All obligations under the Brookfield Promissory Note were

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

unsecured and guaranteed by all of our existing and future domestic wholly owned subsidiaries that guarantee, or are borrowers under, the Senior Secured Credit Facilities. No funds were lent or otherwise contributed to us by the selling stockholder in connection with the Brookfield Promissory Note. As a result, we received no consideration in connection with its issuance. As described below, the Brookfield Promissory Note was repaid, in full, on June 15, 2018.
On April 19, 2018, we declared a $160 million cash dividend payable to Brookfield, the sole pre-IPO stockholder. Payment of this dividend was conditional upon (i) the Senior Secured First Lien Net Leverage Ratio (as defined in the 2018 Credit Agreement), as calculated based on our final financial results for the first quarter of 2018, being equal to or less than 1.75 to 1.00, (ii) no Default or Event of Default (as defined in the 2018 Credit Agreement) having occurred and continuing or that would result from the payment of the dividend and (iii) the payment occurring within 60 days from the dividend record date. The conditions of this dividend were met upon filing of our first quarter report on Form 10-Q and the dividend was paid on May 8, 2018.
On June 15, 2018, GrafTech entered into the First Amendment to its 2018 Credit Agreement. The First Amendment amends the 2018 Credit Agreement to provide for the additional $750 million in aggregate principal amount of the Incremental Term Loans to Finance. The Incremental Term Loans increase the aggregate principal amount of term loans incurred by Finance under the 2018 Credit Agreement from $1,500 million to $2,250 million. The Incremental Term Loans have the same terms as those applicable to the existing term loans under the 2018 Credit Agreement, including interest rate, payment and prepayment terms, representations and warranties and covenants. The Incremental Term Loans mature on February 12, 2025, the same date as the existing term loans. GrafTech paid an upfront fee of 1.00% of the aggregate principal amount of the Incremental Term Loans on the effective date of the First Amendment. The proceeds of the Incremental Term Loans were used to repay, in full, the $750 million in principal amount of the outstanding on the Brookfield Promissory Note.
We currently pay a quarterly cash dividend of $0.085 per share, or an aggregate of $0.34 per share on an annualized basis. For the quarterly period ending June 30, 2018, we paid a prorated cash dividend for the period beginning on the closing date of the IPO and ending on the last day of that period. On July 31, 2018 the Board of Directors declared a dividend for the third quarter of 2018 of $.085 per share, payable to stockholders of record as of August 31, 2018 to be paid on September 28, 2018.
We cannot assure you, however, that we will pay dividends in the future in these amounts or at all. Our board of directors may change the timing and amount of any future dividend payments or eliminate the payment of future dividends in its sole discretion, without any prior notice to our stockholders. Our ability to pay dividends will depend upon many factors, including our financial position and liquidity, results of operations, legal requirements, restrictions that may be imposed by the terms of our current and future credit facilities and other debt obligations and other factors deemed relevant by our board of directors.
Potential uses of our liquidity include dividends, share repurchases, capital expenditures, acquisitions, debt repayments and other general purposes. Continued volatility in the global economy may require additional borrowings under the 2018 Revolving Facility. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn could significantly and negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.
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
We manage our capital expenditures by taking into account quality, plant reliability, safety, environmental and regulatory requirements, prudent or essential maintenance requirements, global economic conditions, available capital resources, liquidity, long‑term business strategy and return on invested capital for the relevant expenditures, cost of capital and return on invested capital of the Company as a whole and other factors. We expect to have maintenance capital expenditures of approximately $35 million in 2018. Our debottlenecking initiative is expected to result in approximately $42 million of capital expenditures, slightly higher than previous estimates due mainly to currency impacts. The majority of costs associated with this initiative will be expended in 2018. We expect our debottlenecking initiative along with our maintenance capital expenditures to result in approximately $65 million to $70 million of total capital expenditures in 2018.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

In addition to the items discussed above, future financing activities and uses of our liquidity could include outflows related to the payment of the quarterly cash dividend to stockholders and debt repayment.
Related Party Transactions. We have engaged in the following transactions with affiliates or related parties during the six months ended June 30, 2018: payment of dividends to Brookfield and entrance into and repayment of the Brookfield Promissory Note, Tax Receivable Agreement, Stockholders Rights Agreement and Registration Rights Agreement with Brookfield. Additionally, during 2016, Brookfield purchased on the open market in aggregate approximately $53 million of the Senior Notes. We redeemed our Senior Notes on February 12, 2018.
We have also reimbursed certain costs incurred by Brookfield as required under the Investment Agreement dated May 4, 2015 between Brookfield and GrafTech, including in connection with, transactions with our current or former subsidiaries, compensatory transactions with directors and officers including employee benefits (including reimbursement to Brookfield for compensation costs incurred by it for certain personnel who devote substantially all of their working time to us), stock option and restricted stock grants, compensation deferral, stock purchases, and customary indemnification and expense advancement arrangements.
One of our independent directors purchased an aggregate of 5,000 shares of common stock in April 2018 in our IPO.
Cash Flows.
The following table summarizes our cash flow activities:

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
	in millions
Cash flow provided by (used in):
Operating activities	$377.7	$3.5
Investing activities	$(27.9)	$(10.3)
Financing activities	$(195.8)	$7.1
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
During the six months ended June 30, 2018, changes in working capital resulted in a net use of funds of $158.6 million which was impacted by:

•	net cash outflows in accounts receivable of $110.7 million from the increase in accounts receivable due to increased sales driven by higher weighted average realized prices;

•	net cash outflows from increases in inventory of $82.6 million, due primarily to higher priced raw materials;

•	net cash inflows from increases in accounts payable of $21.1 million, due primarily to higher priced raw materials; and

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

•	net cash inflows from decreased prepaid expense of $8.3 million due to the reduction of advanced payments.

•	net cash inflows from increased interest payable of $5.3 million due to increased borrowings.
Other uses of cash in the six months ended June 30, 2018 included contributions to pension and other benefit plans of $3.7 million, cash paid for interest of $35.2 million and taxes paid of $11.7 million.
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
Investing Activities
Net cash used investing activities was $27.9 million during the six months ended June 30, 2018 resulting from capital expenditures of $28.7 million partially offset by proceeds from the sale of fixed assets of $0.8 million.
Net cash used in investing activities was $10.3 million during the six months ended June 30, 2017 and included capital expenditures of $13.4 million and proceeds from the sale of fixed assets of $3.2 million.
 Financing Activities
Net cash outflow from financing activities was $195.8 million during the six months ended June 30, 2018, which was the net impact of our February 12, 2018 refinancing and subsequent amendment, proceeds of which were used to repay outstanding debt, pay a dividend of $1,291.5 million, and repay the $750 million Brookfield Promissory Note to Brookfield.
Net cash inflow from financing activities was $7.1 million during the six months ended June 30, 2017, resulting from net borrowings under our Revolving Facility.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Long-Term Contractual, Commercial and Other Obligations and Commitments. The following table updates our long-term contractual obligations and other commercial commitments as of December 31, 2017 to reflect, on a pro forma basis: (A)(i) our entrance into the 2018 Credit Agreement and the borrowing of $1,500 million of 2018 Term Loans thereunder in February 2018; and (ii) the use of proceeds therefrom to, among other things, repay in full all outstanding indebtedness under the Old Credit Agreement and redeem in full the Senior Notes at a redemption price of 101.594% of the principal amount thereof plus accrued and unpaid interest to the date of redemption; (B) the issuance of the Brookfield Promissory Note in May 2018; (C)(i) our entrance into the First Amendment to the 2018 Credit Agreement and the borrowing of the $750 million of Incremental Term Loans thereunder in June 2018; and (ii) the repayment in full of the $750 million in principal amount outstanding on the Brookfield Promissory Note; and (D) additional purchase obligations for 2018, primarily for raw materials, that were entered into since the filing of our year-end financial statements.

	Pro Forma Contractual Obligations
	Total	2018	2019-2020	2021-2022	2023+
	(in thousands)
Contractual and Other Obligations
2018 Term Loan Facility (a)	$2,250,000	$56,250	$225,000	$225,000	$1,743,750
Pro Forma Interest on Long-term Debt (a)	$819,130	$105,140	$258,226	$235,281	$220,483
Leases	6,188	2,180	2,646	713	649
Total contractual obligations	3,075,318	163,570	485,872	460,994	1,964,882
Postretirement, pension and related benefits (b)	115,557	11,717	22,986	22,853	58,001
Committed purchase obligations (c)	140,785	140,785	—	—	—
Other long-term obligations	8,463	6,721	723	392	627
Uncertain income tax provisions	2,492	379	1,990	123	—
Total contractual and other obligations (d)	$3,342,615	$323,172	$511,571	$484,362	$2,023,510
Other Commercial Commitments
Guarantees (e)	525	525	—	—	—
Total other commercial commitments	$525	$525	$—	$—	$—

(a)
On February 12, 2018, the Company entered into the 2018 Credit Agreement, which provided for the 2018 Term Loan Facility and 2018 Revolving Credit Facility. On February 12, 2018, Finance borrowed $1,500 million of 2018 Term Loans under the 2018 Term Loan Facility. The proceeds of the 2018 Term Loans were used, among other things, to pay off our outstanding debt, including borrowings under the Old Credit Agreement and the Senior Notes and related interest. On April 19, 2018, the Company declared a dividend in the form of the $750 million Brookfield Promissory Note to the sole pre-IPO stockholder. On June 15, 2018, the Company entered into the First Amendment to the 2018 Credit Agreement, which provided for an additional $750 million in aggregate principal amount of Incremental Term Loans. The Company borrowed $750 million in Incremental Term Loans on June 15, 2018. The proceeds of the Incremental Term Loans were used to repay the Brookfield Promissory Note in full. The 2018 Term Loans and the Incremental Term Loans mature on February 12, 2025 and bear interest at a rate equal to either the Adjusted LIBO Rate, plus an applicable margin initially equal to 3.50% per annum, or the ABR Rate, plus an applicable margin initially equal to 2.50% per annum, in each case with one step down of 25 basis points based on achievement of certain public ratings of the 2018 Term Loans, as applicable (see "Liquidity and Capital Resources" for details). The pro forma interest on indebtedness under the 2018 Credit Agreement was estimated using a monthly LIBOR yield curve through February 2025.

(b)	Represents estimated postretirement, pension and related benefits obligations based on actuarial calculations.

(c)
Represents commitments made for purchases related to our ongoing plant expansion projects and committed purchases of raw materials. Includes committed purchases of raw materials for the second half of 2018 for which pricing was established in June and July 2018.

(e)
In addition, letters of credit of $8.7 million were issued under the Old Revolving Facility as of December 31, 2017. These letters of credit were rolled over to the 2018 Revolving Facility in February 2018.

(f)	Represents surety bonds which are renewed annually. If rates were unfavorable, we would use letters of credit under our revolving facility.
Recent Accounting Pronouncements
We discuss recently adopted accounting standards in Note 1, “Organization and Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Description of Our Financing Structure
We discuss our financing structure in more detail in Note 6, “Debt and Liquidity” of the Notes to Condensed Consolidated Financial Statements.

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
The outstanding foreign currency derivatives represented no net unrealized gain or loss as of June 30, 2018 and a net unrealized loss as of $0.1 million as of December 31, 2017.
Energy Commodity Management. We have entered into commodity derivative contracts to effectively fix some or all of our exposure to refined oil products. The outstanding commodity derivative contracts represented a net unrealized gain of $27.8 million as of June 30, 2018 and a net unrealized gain of $4.7 million as of December 31, 2017.
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
Sensitivity Analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our foreign currency derivatives and our commodity derivatives. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of June 30, 2018, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a corresponding decrease of $0.7 million or a corresponding increase of $0.7 million, respectively, in the fair value of the foreign currency hedge portfolio. A 10% increase or decrease in the value of the underlying commodity prices that we hedge would result in a corresponding increase or decrease of $16.8 million in the fair value of the commodity hedge portfolio as of June 30, 2018. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
We had no interest rate derivative instruments outstanding as of June 30, 2018. A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $6.9 million for the six months ended June 30, 2018.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective at the reasonable assurance level as of June 30, 2018.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings
Additional information required by this Item is set forth in Note 9, “Contingencies” of the Notes to Condensed Consolidated Financial Statements and is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in Part II - Item 1A of our first quarter report on Form10-Q filed on May 7, 2018, which are incorporated herein by reference.
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

4.1	Registration Rights Agreement, dated April 23, 2018, by and between GrafTech International Ltd. and BCP IV GrafTech Holdings, LP.

4.2	Stockholder Rights Agreement, dated April 23, 2018, by and between GrafTech International Ltd. and BCP IV GrafTech Holdings, LP.

10.1
First Amendment to the Credit Agreement, dated June 15, 2018, among GrafTech International, Ltd., GrafTech Finance, Inc., GrafTech Switzerland SA, GrafTech Luxembourg II S.A.R.L as co-borrowers, the lenders and issuing banks party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

10.2
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

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

GRAFTECH INTERNATIONAL LTD.
Date:	August 3, 2018	By:	/s/ Quinn J. Coburn
Quinn J. Coburn
Vice President and Chief Financial Officer (Principal Financial Officer)