Form 10-Q
period 2019-03-31
GRAFTECH INTERNATIONAL LTD
filed 2019-05-01
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a)of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of April 15, 2019, 290,537,612 shares of common stock, par value $0.01 per share, were outstanding.

Presentation of Financial, Market and Legal Data
We present our financial information on a consolidated basis. Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.
Unless otherwise specifically noted, market and market share data in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 (the "Report") are our own estimates or derived from sources described in our Annual Report on Form 10-K for the year ended December 31, 2018 ("Annual Report on Form 10-K") filed on February 22, 2019. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Forward Looking Statements” and “Risk Factors” in this Report and in our Annual Report on Form 10-K. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources has consented to the disclosure or use of data in this Report.
Forward Looking Statements
Some of the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Report may contain forward-looking statements that reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as "will," "may," "plan," "estimate," "project," "believe," "anticipate," "expect," "intend," "should," "would," "could," "target," "goal," "continue to," "positioned to" or the negative version of those words or other comparable words. Any forward-looking statements contained in Report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. These forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

•	the cyclical nature of our business and the selling prices of our products may lead to periods of reduced profitability and net losses in the future;

•	the possibility that we may be unable to implement our business strategies, including our initiative to secure and maintain longer-term customer contracts, in an effective manner;

•	the possibility that tax legislation could adversely affect us or our stockholders;

•	pricing for graphite electrodes has historically been cyclical and current prices are relatively high, however, the price of graphite electrodes may decline in the future;

•	the sensitivity of our business and operating results to economic conditions;

•	our dependence on the global steel industry generally and the electric arc furnace ("EAF") steel industry in particular;

•	the possibility that global graphite electrode overcapacity may adversely affect graphite electrode prices;

•	the competitiveness of the graphite electrode industry;

•	our dependence on the supply of petroleum needle coke;

•	our dependence on supplies of raw materials (in addition to petroleum needle coke) and energy;

•	the possibility that our manufacturing operations are subject to hazards;

•	changes in, or more stringent enforcement of, health, safety and environmental regulations applicable to our manufacturing operations and facilities;

•	the legal, economic, social and political risks associated with our substantial operations in multiple countries;

•	the possibility that fluctuation of foreign currency exchange rates could materially harm our financial results;

•
the possibility that our results of operations could deteriorate if our manufacturing operations were substantially disrupted for an extended period, including as a result of equipment failure, climate change, regulatory issues, natural disasters, public health crises, political crises or other catastrophic events;

•	our dependence on third parties for certain construction, maintenance, engineering, transportation, warehousing and logistics services;

•	the possibility that we are unable to recruit or retain key management and plant operating personnel or successfully negotiate with the representatives of our employees, including labor unions;

•	the possibility that we may divest or acquire businesses, which could require significant management attention or disrupt our business;

•	the sensitivity of goodwill on our balance sheet to changes in the market;

•	the possibility that we are subject to information technology systems failures, cybersecurity attacks, network disruptions and breaches of data security;

•	our dependence on protecting our intellectual property;

•	the possibility that third parties may claim that our products or processes infringe their intellectual property rights;

•	the possibility that significant changes in our jurisdictional earnings mix or in the tax laws of those jurisdictions could adversely affect our business;

•	the possibility that our indebtedness could limit our financial and operating activities or that our cash flows may not be sufficient to service our indebtedness;

•	the possibility that restrictive covenants in our financing agreements could restrict or limit our operations;

•	the fact that borrowings under certain of our existing financing agreements subjects us to interest rate risk;

•	the possibility of a lowering or withdrawal of the ratings assigned to our debt;

•	the possibility that disruptions in the capital and credit markets could adversely affect our results of operations, cash flows and financial condition, or those of our customers and suppliers;

•	the possibility that highly concentrated ownership of our common stock may prevent minority stockholders from influencing significant corporate decisions;

•	the possibility that we may not pay cash dividends on our common stock in the future;

•	the fact that certain of our stockholders have the right to engage or invest in the same or similar businesses as us;

•	the fact that certain provisions of our Amended and Restated Certificate of Incorporation and our Amended and Restated By-Laws could hinder, delay or prevent a change of control;

•	the fact that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders; and

•
our status as a "controlled company" within the meaning of the New York Stock Exchange ("NYSE") corporate governance standards, which allows us to qualify for exemptions from certain corporate governance requirements.

     These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission ("SEC"). The forward‑looking statements made in this Report relate only to events as of the date on which the statements are made. We do not undertake any obligation to publicly update or review any forward‑looking statement except as required by law, whether as a result of new information, future developments or otherwise.
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
For a more complete discussion of these and other factors, see “Risk Factors” in Part II of this Report and the "Risk Factors" section included in our Annual Report on Form 10-K and other SEC filings.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
Unaudited

	As of March 31, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$42,289	$49,880
Accounts and notes receivable, net of allowance for doubtful accounts of $1,036 as of March 31, 2019 and $1,129 as of December 31, 2018	278,410	248,286
Inventories	299,794	293,717
Prepaid expenses and other current assets	50,594	46,168
Total current assets	671,087	638,051
Property, plant and equipment	692,186	688,842
Less: accumulated depreciation	185,121	175,137
Net property, plant and equipment	507,065	513,705
Deferred income taxes	58,760	71,707
Goodwill	171,117	171,117
Other assets	121,670	110,911
Total assets	$1,529,699	$1,505,491
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,219	$88,097
Short-term debt	15,492	106,323
Accrued income and other taxes	47,700	82,255
Other accrued liabilities	42,827	50,452
Related party payable - tax receivable agreement	23,852	—
Total current liabilities	215,090	327,127
Long-term debt	2,017,716	2,050,311
Other long-term obligations	69,471	72,519
Deferred income taxes	46,415	45,825
Related party payable - tax receivable agreement	62,625	86,478
Contingencies – Note 9
Stockholders’ equity:
Preferred stock, par value $0.01, 300,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01, 3,000,000,000 shares authorized, 290,537,612 shares issued and outstanding as of March 31, 2019 and December 31, 2018	2,905	2,905
Additional paid-in capital	819,915	819,622
Accumulated other comprehensive income (loss)	16,318	(5,800)
Accumulated deficit	(1,720,756)	(1,893,496)
Total stockholders’ (deficit) equity	(881,618)	(1,076,769)

Total liabilities and stockholders’ equity	$1,529,699	$1,505,491
See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$474,994	$451,899
Cost of sales	195,524	145,149
Gross profit	279,470	306,750
Research and development	637	429
Selling and administrative expenses	15,226	15,876
Operating profit	263,607	290,445

Other expense (income), net	467	2,005
Interest expense	33,700	37,865
Interest income	(414)	(115)
Income from continuing operations before provision for income taxes	229,854	250,690

Provision for income taxes	32,418	28,643
Net income from continuing operations	197,436	222,047

Income from discontinued operations, net of tax	—	1,626

Net income	$197,436	$223,673

Basic income per common share*:
Net income per share	$0.68	$0.74
Net income from continuing operations per share	$0.68	$0.73
Weighted average common shares outstanding	290,559,025	302,225,923
Diluted income per common share*:
Income per share	$0.68	$0.74
Diluted income from continuing operations per share	$0.68	$0.73
Weighted average common shares outstanding	290,566,163	302,225,923

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net income	$197,436	$223,673
Other comprehensive income:
Foreign currency translation adjustments	(3,539)	5,040
Commodities derivatives, net of tax of ($6,903) and $0, respectively	25,657	(6,113)
Other comprehensive income (loss), net of tax:	22,118	(1,073)
Comprehensive income	$219,554	$222,600
*See Notes 1 and 13
See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flow from operating activities:
Net income	$197,436	$223,673
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	15,585	16,328
Deferred income tax (benefit)/provision	6,427	19,791
Loss on extinguishment of debt	—	23,827
Interest expense	1,588	1,129
Other charges, net	3,268	2,574
Net change in working capital*	(71,443)	(150,527)
Change in long-term assets and liabilities	3,956	3,758
Net cash provided by operating activities	156,817	140,553
Cash flow from investing activities:
Capital expenditures	(14,569)	(14,025)
Proceeds from the sale of assets	74	736
Net cash used in investing activities	(14,495)	(13,289)
Cash flow from financing activities:
Short-term debt, net	—	(12,536)
Revolving Facility reductions	—	(45,692)
Debt issuance costs	—	(20,090)
Proceeds from the issuance of long-term debt, net of original issuance discount	—	1,492,500
Repayment of Senior Notes	—	(304,782)
Principal repayments on long-term debt	(125,000)	—
Dividends paid to non-related-party	(5,194)	—
Dividends paid to related-party	(19,502)	(1,112,000)
Net cash used in financing activities	(149,696)	(2,600)
Net change in cash and cash equivalents	(7,374)	124,664
Effect of exchange rate changes on cash and cash equivalents	(217)	344
Cash and cash equivalents at beginning of period	49,880	13,365
Cash and cash equivalents at end of period	$42,289	$138,373

* Net change in working capital due to changes in the following components:
Accounts and notes receivable, net	$(31,389)	$(132,794)
Inventories	(4,705)	(28,679)
Prepaid expenses and other current assets	7,425	10,754
Income taxes payable	(38,333)	6,533
Accounts payable and accruals	(5,305)	(8,227)
Interest payable	864	1,886
Net change in working capital	$(71,443)	$(150,527)

See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income(Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance as of December 31, 2018	290,537,612	$2,905	$819,622	$(5,800)	$(1,893,496)	$(1,076,769)
Comprehensive income (loss):
Net income	—	—	—	—	197,436	197,436
Other comprehensive income:
Commodity and foreign currency derivatives income, net of tax of ($7,295)				27,113		27,113
Commodity and foreign currency derivatives reclassification adjustments, net of tax of $392				(1,456)		(1,456)
Foreign currency translation adjustments	—	—	—	(3,539)	—	(3,539)
Total other comprehensive income	—	—	—	22,118	—	22,118
Stock-based compensation			293			293
Dividends paid to related party stockholder ($0.085 per share)					(19,502)	(19,502)
Dividends paid to non-related party stockholders ($0.085 per share)					(5,194)	(5,194)
Balance as of March 31, 2019	290,537,612	$2,905	$819,915	$16,318	$(1,720,756)	$(881,618)

Balance as of December 31, 2017(1)	302,225,923	$3,022	$851,315	$20,289	$(261,411)	$613,215
Comprehensive income (loss):
Net income	—	—	—	—	223,673	223,673
Other comprehensive income:
Commodity and foreign currency derivatives loss, net of tax of $0	—	—	—	(6,113)	—	(6,113)
Foreign currency translation adjustments	—	—	—	5,040	—	5,040
Total other comprehensive loss	—	—	—	(1,073)	—	(1,073)
Stock-based compensation						—
Dividends paid to related party stockholder ($3.68 per share)					(1,112,000)	(1,112,000)
Balance as of March 31, 2018(1)	302,225,923	$3,022	$851,315	$19,216	$(1,149,738)	$(276,185)
(1) On April 12, 2018, the Company effected a 3,022,259.23 to one split of the Company's common stock. We retroactively applied this split to all previous periods presented.

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
B. Basis of Presentation
The interim Condensed Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The December 31, 2018 financial position data included herein was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 ("Annual Report on Form 10-K") filed on February 22, 2019 but does not include all disclosures required by GAAP in audited financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the accompanying notes, contained in our Annual Report on Form 10-K filed on February 22, 2019.
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
Earnings per share
The calculation of basic earnings per share is based on the number of common shares outstanding after giving effect to the stock split effected on April 12, 2018 and the common stock repurchase on August 13, 2018. Diluted earnings per share recognizes the dilution that would occur if stock options, deferred stock units or restricted stock units were exercised or converted into common shares. See Note 13 "Earnings Per Share".
C. New Accounting Standards
Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under this new guidance, a company will now recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets. This ASU is effective for fiscal years beginning after December 15, 2018.  The Company adopted ASU No. 2016-02 on January 1, 2019. The adoption impact was not material to our financial position, results of operations or cash flows. See Note 3 "Leases" for information regarding this standard and its adoption.
Accounting Standards Not Yet Adopted
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)	Revenue from Contracts with Customers
Disaggregation of Revenue
The following table provides information about disaggregated revenue by type of product and contract for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
	(Dollars in thousands)
Graphite Electrodes - Three-to-five-year take-or-pay contracts	$396,040	$272,201
Graphite Electrodes - Short-term agreements and spot sales	47,296	143,710
By-products and other	31,658	35,988
Total Revenues	$474,994	$451,899
Effective the first quarter of 2019, the Graphite Electrodes revenue categories include only graphite electrodes manufactured by GrafTech. The revenue category “By-products and Other” now includes re-sales of low-grade electrodes purchased from third party suppliers, which represent a minimal contribution to our profitability. For comparability purposes, the prior period has been recast to conform to this presentation.
Contract Balances
Receivables, net of allowances for doubtful accounts, were $278.4 million as of March 31, 2019 and $248.3 million as of December 31, 2018. Accounts receivables are recorded when the right to consideration becomes unconditional. Payment terms on invoices range from 30 to 120 days depending on the customary business practices of the jurisdictions in which we do business.
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
The following table provides information about deferred revenue from contracts with customers (in thousands):

	Current deferred revenue	Long-Term deferred revenue
	(dollars in thousands)
Balance as of December 31, 2018	$5,380	$7,716
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(1,424)	—
Increases due to cash received, excluding amounts recognized as revenue during the period	297	—
Foreign currency impact	$4	(17)
Balance as of March 31, 2019	$4,257	$7,699

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

Three-to-five-year take-or-pay contracts
(dollars in thousands)
Remainder of 2019	1,066,322
2020	1,392,966
2021	1,237,952
2022	1,172,028
Thereafter	29,461
Total	$4,898,729
In addition to the expected remaining revenue to be recognized with the longer-term sales contracts, the Company recorded $396.0 million of revenue pursuant to these contracts in the three months ended March 31, 2019.

(3)	Leases
We lease certain transportation and mobile manufacturing equipment such as railcars and forklifts, as well as real estate.
The company adopted ASU 2016-02 "Leases: (Topic 842) ("ASC 842") on January 1, 2019. ASC 842 requires that all leases, financing and operating, be included on the balance sheet. The Company adopted ASC 842 using the modified retrospective approach under which prior periods’ financial statements are not restated and a cumulative-effect adjustment to retained earnings at the beginning of the period of adoption is recorded, if applicable. The Company elected to adopt the transition package of practical expedients for lease identification, classification, initial direct costs and hindsight. At the adoption of ASC 842 on January 1, 2019, the Company recognized right-of-use (“RoU”) assets and corresponding operating lease liabilities of $7.5 million, with no cumulative-effect adjustment to retained earnings.
We determine if an arrangement is a lease at lease inception. When an arrangement contains a lease, we then determine if it meets any of the criteria for a financing lease. Leases with a term of 12 months or less are not recorded on the balance sheet.
RoU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. RoU assets and lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term.
In order to compute the lease liability, when the rate implicit in the lease is not readily determinable, we discount the lease payments using our estimated incremental borrowing rate for secured fixed rate debt over the same term, derived from information available at the lease commencement date. Our lease term includes the option to extend the lease when it is reasonably certain that we will exercise that option.
The Company has elected to account for the lease and non-lease components as a single lease component, except for leases of warehouse space where they will be accounted for separately. Leases may include variable lease and variable non-lease components costs which are accounted for as variable lease expense in the income statement.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Components of lease expense are as follows:

For the Three Months Ended March 31, 2019
(Dollars in thousands)
Operating lease cost	1,032
Short-term lease cost	4
Variable lease cost	52
Total lease cost	$1,088

Supplemental cash-flow information is as follows:

For the Three Months Ended March 31, 2019
(Dollars in thousands)
RoU assets obtained in exchange for new operating lease liabilities (non-cash)	832
Operating (use of cash) from operating leases	(1,032)
Supplemental balance sheet information related to leases are as follows:

As of March 31, 2019
(Dollars in thousands)
Operating RoU Assets*	$7,370
*Amount included in Other assets

Current operating lease liabilities	3,701
Non-current operating lease liabilities	3,660
Total operating lease liabilities**	$7,361
**Amounts included in other accrued liabilities assets and other long-term obligations

Weighted average remaining lease term (in years)	2.78
Weighted average discount rate - operating leases	5.62%
As of March 31, 2019, lease commitments under non-cancelable operating leases extending for one year or more will require the following future payments:

(Dollars in thousands)
Remainder of 2019	$2,813
2020	2,832
2021	1,442
2022	313
2023	269
2024 and thereafter	366
Total lease payments	$8,035
Less: Imputed interest	(674)
Present value of lease payments	7,361
Less: Current operating lease liability	(3,701)
Non-current operating lease liability	$3,660

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2019, we have entered into an additional operating lease commitment of approximately $0.3 million for a real estate lease to commence in the second quarter 2019 with a term of five years.
Disclosure related to periods prior to adoption of the new lease standard
As of December 31,2018, lease commitments under non-cancelable operating leases required the following future payments:

(Dollars in thousands)
2019	$4,474
2020	2,747
2021	1,497
2022	334
2023	269
2024 and thereafter	343
Total lease payments	$9,664
Total lease expenses under non-cancelable operating leases approximated $4.9 million in 2018.

(4)	Retirement Plans and Postretirement Benefits
The components of our consolidated net pension costs are set forth in the following table:

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Service cost	$575	$498
Interest cost	1,316	1,241
Expected return on plan assets	(1,338)	(1,502)
Net cost	$553	$237
The components of our consolidated net postretirement costs are set forth in the following table:

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Interest cost	242	251
Net cost	$242	$251

(5)	Goodwill and Other Intangible Assets
We are required to review goodwill and indefinite-lived intangible assets annually for impairment. Goodwill impairment is tested at the graphite electrodes reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The following tables represent the changes in the carrying value of goodwill and intangibles for the three months ended March 31, 2019 which are reported in "Other Assets" on the balance sheets:

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Goodwill
(Dollars in thousands)
Balance as of December 31, 2018	$171,117
Adjustments	—
Balance as of March 31, 2019	$171,117

Intangible Assets
	As of March 31, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
Trade name	$22,500	$(8,262)	$14,238	$22,500	$(7,721)	$14,779
Technological know-how	55,300	(24,964)	30,336	55,300	(23,503)	31,797
Customer–related intangible	64,500	(16,173)	48,327	64,500	(15,070)	49,430
Total finite-lived intangible assets	$142,300	$(49,399)	$92,901	$142,300	$(46,294)	$96,006
Amortization expense of acquired intangible assets was $3.1 million and $3.3 million in the three months ended March 31, 2019 and 2018, respectively. Estimated amortization expense will approximate $9.1 million in the remainder of 2019, $11.4 million in 2020, $10.7 million in 2021, $10.1 million in 2022 and $9.2 million in 2023.

(6)	Debt and Liquidity
The following table presents our long-term debt:

	As of March 31, 2019	As of December 31, 2018
	(Dollars in thousands)
2018 Credit Facility (2018 Term Loan and 2018 Revolving Facility)	2,032,463	2,155,883
Other Debt	745	751
Total debt	2,033,208	2,156,634
Less: Short-term debt	(15,492)	(106,323)
Long-term debt	$2,017,716	$2,050,311
On February 13, 2019, we repaid $125 million on our 2018 Term Loan Facility, which satisfied the majority of our current obligations relative to the minimum quarterly installments.
The fair value of debt approximated the book value of $2,033.2 million as of March 31, 2019.
Senior Notes and Old Credit Agreement
As of December 31, 2017, the Company had $300 million of principal amount of 6.375% Senior Notes due 2020 (the "Senior Notes"). The Senior Notes were scheduled to mature on November 15, 2020.
Additionally, as of December 31, 2017, the Company was party to the Amended and Restated Credit Agreement ("Old Credit Agreement") which consisted of the Old Revolving Facility and the Old Term Loan Facility. As of December 31, 2017, the Company had $39.5 million of borrowings on the Old Revolving Facility and $8.7 million of letters of credit drawn against the Old Credit Facility. The balance of the Old Term Loan Facility was $18.7 million as of December 31, 2017.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As described below, the outstanding indebtedness under the Senior Notes, Old Revolving Credit Facility and the Old Term Loan was repaid as of February 12, 2018 and all commitments thereunder have been terminated.
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
The proceeds of the Incremental Term Loans were used to repay, in full, the $750 million of principal outstanding on the Brookfield Promissory Note.

(7)	Inventories
Inventories are comprised of the following:

	As of March 31, 2019	As of December 31, 2018
	(Dollars in thousands)
Inventories:
Raw materials	$97,951	$99,935
Work in process	138,664	125,767
Finished goods	63,179	68,015
Total	$299,794	$293,717
(8) Interest Expense
The following tables present the components of interest expense:

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Interest incurred on debt	$32,120	$12,919
Senior Note redemption premium	—	4,782
Accretion of fair value adjustment on Senior Notes	—	19,414
Accretion of original issue discount on 2018 Term Loans	549	88
Amortization of debt issuance costs	1,031	662
Total interest expense	$33,700	$37,865
Interest Rates
The 2018 Credit Agreement had an effective interest rate of 6.00% as of March 31, 2019. The Old Revolving Facility and Old Term Loan Facility had an effective interest rate of 4.57% as of December 31, 2018 and the Senior Notes had a fixed interest rate of 6.375%, both of which were repaid on February 12, 2018 as part of our refinancing (see Note 6 "Debt and Liquidity").
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
Litigation has been pending in Brazil brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded in favor of the employees, by the Brazilian Supreme Court to the lower courts for further proceedings which included procedural aspects of the case, such as admissibility of instruments filed by the parties. On October 1, 2015, an action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. In the first quarter of 2017, the state court ruled in favor of the employees. We have appealed this ruling and intend to vigorously defend it. As of March 31, 2019, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the three months ended March 31, 2019, are presented below:

(Dollars in thousands)
Balance as of December 31, 2018	$1,528
Product warranty accruals and adjustments	195
Settlements	(129)
Balance as of March 31, 2019	$1,594
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
There was no liability recognized on the date we entered into the TRA as there was a full valuation allowance recorded against our deferred tax assets. During the second quarter of 2018, it was determined that the conditions were appropriate for the Company to release a valuation allowance of certain tax assets as we exited our three year cumulative loss position. This release and subsequent adjustment in the fourth quarter resulted in an $86.5 million liability related to the TRA as of December 31, 2018. In the first quarter of 2019, we reclassified $23.9 million to the current liability "Related party payable - tax receivable agreement" on the balance sheet, as we expect this portion to be settled within twelve months. $62.6 million of the liability remains as a long-term liability in "Related party payable - tax receivable agreement" on the balance sheet as of March 31, 2019.
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
Given the successful completion of the IPO in the second quarter, it is reasonably possible that a Change in Control, as defined above, may ultimately happen and that the awarded Profit Units will be subsequently paid out to the participants. Assuming 100% vesting of the awarded Profit Units and depending on Brookfield’s sales proceeds, the potential liability triggered by a Change in Control is estimated to be in the range of $65 million to $90 million. As of March 31, 2019, the awards are 60% vested.

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
The following tables summarize the provision for income taxes for the three months ended March 31, 2019 and March 31, 2018:

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)

Tax expense	$32,418	$28,643
Pretax income	229,854	250,690
Effective tax rates	14.1%	11.4%
The effective tax rate for the three months ended March 31, 2019 was 14.1%. This rate differs from the 2019 U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates.
The effective tax rate for the three months ended March 31, 2018 was 11.4%. This rate differs from the U.S. statutory

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

rate of 21% primarily due to worldwide earnings from various countries taxed at different rates. This difference was partially enhanced by a favorable impact from the partial release of a valuation allowance recorded against the deferred tax asset related to U.S. tax attributes as a result of the utilization of these attributes against the 2018 first quarter taxable income.
Tax expense increased from $28.6 million in the three months ended March 31, 2018 to $32.4 million in the three months ended March 31, 2019. This change is primarily related the partial release of the valuation allowance recorded in the three months ended March 31, 2018.
As of March 31, 2019, we had unrecognized tax benefits of $2.0 million which, if recognized, would have a favorable impact on our effective tax rate.
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
Tax Cuts and Jobs Act
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act ("Tax Act"), which significantly revised the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures which have the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low taxed income (or GILTI). In general, these changes were effective beginning in 2018. The Tax Act also included a one time mandatory deemed repatriation or transition tax on the accumulated previously untaxed foreign earnings of our foreign subsidiaries.
On August 1, 2018, the U.S. Department of Treasury and the U.S. Internal Revenue Service ("IRS") issued proposed regulations under code section 965 and on January 15, 2019, the IRS issued final 965 regulations. As of March 31, 2019, the tax impact of the final 965 regulations to the company’s financial statements was deemed to be immaterial. The Company continues to analyze the effects of the Tax Act and newly issued proposed regulations on its financial statements. The final impact of the Tax Act may differ from the amounts that have been recognized, possibly materially, due to, among other things, changes in the Company’s interpretation of the Tax Act, legislative or administrative actions to clarify the intent of the statutory language provided that differ from the Company’s current interpretation, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates utilized to calculate the impacts, including changes to current year earnings estimates and applicable foreign exchange rates.
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
We had no foreign currency cashflow hedges outstanding as of March 31, 2019 and December 31, 2018 and therefore, no unrealized gains or losses reported under accumulated other comprehensive income (loss).
As of March 31, 2019, we had outstanding Mexican peso, euro, Swiss franc, South African rand, British pound sterling, and Japanese yen currency contracts with an aggregate notional amount of $49.9 million. These foreign currency derivatives outstanding as of March 31, 2019 have maturities through October 31, 2019. As of December 31, 2018, we had outstanding Mexican peso, South African rand, euro, Swiss franc and Japanese yen currency contracts, with an aggregate notional amount of $19.6 million.
Commodity derivative contracts
We have entered into commodity derivative contracts for refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. We had outstanding commodity derivative contracts as of March 31, 2019 with notional amount of $130.2 million with maturities from April 2019 to June 2022. The outstanding commodity derivative contracts represented a pre tax net unrealized gain within "Other Comprehensive Income" of $20.5 million as of March 31, 2019. We had outstanding commodity derivative contracts as of December 31, 2018 with notional amount of $142.1 million representing a pre-tax net unrealized loss of $10.7 million.
Net Investment Hedges
We use certain intercompany debt to hedge a portion of our net investment in our foreign operations against currency exposure (net investment hedge). Intercompany debt denominated in foreign currency and designated as a non-derivative net investment hedging instrument was $9.5 million as of March 31, 2019 and December 31, 2018. Within the currency translation adjustment portion of "Other Comprehensive Income", we recorded no loss or gain as for the three months ended March 31, 2019 and a loss of $0.7 million in the three months ended March 31, 2018.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Condensed Consolidated Balance Sheets. As of March 31, 2019 and December 31, 2018, the fair value of our derivatives and their respective balance sheet locations are presented in the following table:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of March 31, 2019	(Dollars in thousands)
Derivatives designated as cash flow hedges:
Commodity derivative contracts	Prepaid and other current assets	$9,035	Other accrued liabilities	$1
	Other long-term assets	11,481	Other long-term obligations	—
Total fair value		$20,516		$1

As of December 31, 2018
Derivatives designated as cash flow hedges:
Commodity derivative contracts	Prepaid and other current assets	$90	Other accrued liabilities	$4,630
	Other long-term assets	260	Other long-term obligations	6,393
Total fair value		$350		$11,023

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of March 31, 2019	(Dollars in Thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$67	Other current liabilities	$80

As of December 31, 2018
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$—	Other current liabilities	$43
The realized (gains) losses resulting from the settlement of commodity derivative contracts remain in Accumulated Other Comprehensive Income until they are recognized in the Statement of Operations when the hedged item impacts earnings, which is when the finished product is sold. As of March 31, 2019 and March 31, 2018, net realized pre-tax gains of $8.4 million and $0.6 million, respectively, were reported under AOCI and will be and were, respectively, released to earnings within the following 12 months. See table below for amounts recognized in the Statement of Operations.

The amount of pre-tax realized (gains) losses on commodity derivatives and on undesignated foreign currency derivatives recognized in the Statement of operations are as follows for the period ended March 31, 2019 and March 31, 2018:

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Consolidated Statement of Operations	For the Three Months Ended March 31,
		2019	2018
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Commodity contract hedges	Cost of sales	(1,848)	—

Derivatives not designated as hedges:
Foreign currency derivatives	Cost of sales, Other (income)/expense	(677)	118

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12)	Accumulated Other Comprehensive Income (Loss)
The balance in our accumulated other comprehensive income (loss) is set forth in the following table:

	As of March 31, 2019	As of December 31, 2018
	(Dollars in thousands)
Foreign currency translation adjustments, net of tax	$(6,461)	$(2,922)
Commodities and foreign currency derivatives, net of tax	22,779	(2,878)
Total accumulated comprehensive income (loss)	$16,318	$(5,800)

(13)	Earnings per Share
The following table shows the information used in the calculation of our basic and diluted earnings per share calculation as of March 31, 2019 and March 31, 2018.

	For the Three Months Ended March 31,
	2019	2018

Weighted average common shares outstanding for basic calculation	290,559,025	302,225,923
Add: Effect of stock options, deferred stock units and restricted stock units	7,138	—
Weighted average common shares outstanding for diluted calculation	290,566,163	302,225,923
Basic earnings per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding, which includes 21,413 shares of participating securities. Diluted earnings per share are calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of 981,330 equivalent shares in the three months ended March 31, 2019, as these shares are anti-dilutive.
(14) Stock-Based Compensation

Our Board of Directors granted 157,000 stock options, 280 deferred stock units and 181,905 restricted stock units during the three months ended March 31, 2019 under our Omnibus Equity Incentive Plan.

Stock-based compensation expense was $0.3 million in the three months ended March 31, 2019, of which $0.2 million was recorded as "Selling and Administrative Expenses" in the Condensed Consolidated Statement of Operations. The remaining remainder was recorded in "Cost of Sales" and "Research and Development." There was no stock-based compensation expense recognized in the three months ended March 31, 2018.

As of March 31, 2019, unrecognized compensation cost related to non-vested stock options, deferred stock units and restricted stock units represents $8.3 million, which will be recognized over the remaining weighted average life of 4.4 years.

Stock Option, Deferred Stock Unit and Restricted Stock Unit awards activity under the Omnibus Equity Incentive Plan for the three months ended March 31, 2019 was as follows:
Stock options

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Number of Shares	Weighted- Average Exercise Price
Outstanding unvested as of December 31, 2018	968,720	15.68
Granted	157,000	13.64
Forfeited	(24,670)	15.00
Outstanding unvested as of March 31, 2019	1,101,050	15.40
Deferred Stock Unit and Restricted Stock Unit awards

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested as of December 31, 2018	27,570	12.88
Granted	182,185	13.36
Vested	(143)	12.79
Outstanding unvested as of March 31, 2019	209,612	13.38
(15) Subsequent Events
On April 29, 2019, the Board of Directors declared our regular quarterly dividend of $0.085 per share to stockholders of record as of the close of business on May 31, 2019, to be paid on June 28, 2019.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Outlook
GrafTech is a leading manufacturer of graphite electrodes, the critical consumable for the electric arc furnace ("EAF") industry. We are the only graphite electrode producer that is substantially vertically integrated into petroleum needle coke, the key raw material for graphite electrodes. Vertical integration has allowed us to adopt a commercial strategy with long-term, fixed price, fixed volume, take-or-pay contracts providing earnings stability and visibility. These contracts define volumes and prices, along with price‑escalation mechanisms for inflation, and include significant termination payments (typically, 50% to 70% of remaining contracted revenue) and, in certain cases, parent guarantees and collateral arrangements to manage our customer credit risk. We have entered into three‑to‑five‑year take‑or‑pay contracts to sell approximately 148,000, 145,000, 128,000 and 120,000 metric tons ("MT") in 2019, 2020, 2021 and 2022, respectively. We have contracted approximately 65-70% of our production capacity through these contracts. We also recently completed a debottlenecking project to increase our capacity by 20% to approximately 200,000 MT.
Our weighted average realized price of GrafTech manufactured electrodes was $9,954 per MT in the first quarter of 2019 compared to $9,989 per MT in the first quarter of 2018, which has been recast as described below. While spot prices have come down from recent historic highs, they still remain well above their historical average. Strong economics for the EAF producers that we serve has led to EAF production since 2016 resuming growth in line with its historical trend (2.8% annually from 1984-2017). A tight needle coke market is also contributing to these elevated prices. Needle coke demand from electric vehicle batteries is currently disrupting the supply chain and resulting in increased pricing and higher costs of sales. Although our vertical integration largely protects us from the increase in needle coke costs, we expect to purchase approximately one third of our needle coke supply from third parties. These higher needle coke costs will continue to impact our earnings.
We are impacted in varying degrees, both positively and negatively, as global, regional or country economic conditions fluctuate. Our discussions about market data and global economic conditions below are derived from published industry accounts and statistics. In its April 2019 report, the International Monetary Fund ("IMF") reported that after strong growth in 2017 and the first half of 2018, global economic activity slowed notably in the second half of 2018. The IMF estimated the global growth rate is expected to slow from 3.6% in 2018 to 3.3% in 2019. The estimate for 2019 is down 0.2% from the IMF January 2019 report as a result of a slowing second half of 2018.
Graphite electrode demand is primarily linked to the global production of steel in electric arc furnaces, and to a lesser extent, with the total production of steel and certain other metals. The World Steel Association's April 2019 Short Range Outlook estimated global steel demand outside of China increased by 2.2% in 2018. WSA decreased their growth forecast for steel demand outside of China for 2019 from 2.7% to 1.7% due to a slowing global economy and a deteriorating trade environment. WSA's growth forecast for steel demand outside of China for 2020 is 2.8%.
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
Key financial measures

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Net sales	$474,994	$451,899
Net income	197,436	223,673
EBITDA from continuing operations(1)	278,725	304,768
Adjusted EBITDA from continuing operations(1)	283,815	310,339
(1) See below for information and a reconciliation of EBITDA and adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Key operating metrics
In an effort to improve transparency, effective the first quarter of 2019, we have recast the key metrics of sales volume and weighted average realized price per metric ton in the table below to include only graphite electrodes manufactured by GrafTech.  This better reflects management’s assessment of our revenue and profitability and excludes re-sales of low grade graphite electrodes manufactured by third-party suppliers.  For comparability purposes, the prior period has been recast to conform to this presentation.

	For the Three Months Ended March 31,
(in thousands, except price data)	2019	2018
Sales volume (MT)(1)	45	42
Weighted average realized price(2)	$9,954	$9,989
Production volume (MT)(3)	48	43
Production capacity excluding St. Marys during idle period (MT)(4)(5)	51	44
Capacity utilization excluding St. Marys during idle period(4)(6)	94%	98%
Total production capacity (MT)(5)(7)	58	51
Total capacity utilization(6)(7)	83%	84%
(1) Sales volume has been recast to reflect the total sales volume of GrafTech manufactured electrodes for which revenue has been recognized during the period. For additional information see "Key Operating Metrics" below.
(2) Weighted average realized price has been recast to reflect the total revenues from sales of GrafTech manufactured electrodes for the period divided by the GrafTech manufactured electrode volume for that period. For additional information see "Key Operating Metrics" below.
(3) Production volume reflects graphite electrodes we produced during the period.
(4) The St. Marys, Pennsylvania facility was temporarily idled effective the second quarter of 2016 except for the machining of semi‑finished products sourced from other plants.  In the first quarter of 2018, our St. Marys facility began graphitizing a limited amount of electrodes sourced from our Monterrey, Mexico facility.
(5) Production capacity reflects expected maximum production volume during the period under normal operating conditions, standard product mix and expected maintenance outage. Actual production may vary.
(6) Capacity utilization reflects production volume as a percentage of production capacity.
(7) Includes graphite electrode facilities in Calais, France; Monterrey, Mexico; Pamplona, Spain and St. Marys, Pennsylvania.
Non‑GAAP financial measures
In addition to providing results that are determined in accordance with GAAP, we have provided certain financial measures that are not in accordance with GAAP. EBITDA from continuing operations and adjusted EBITDA from continuing operations are non‑GAAP financial measures. We define EBITDA from continuing operations, a non‑GAAP financial measure, as net income or loss plus interest expense, minus interest income, plus income taxes, discontinued operations and depreciation and amortization from continuing operations. We define adjusted EBITDA from continuing operations as EBITDA from continuing operations plus any pension and other post-employment benefit ("OPEB") plan expenses, rationalization‑related charges, initial and follow-on public offering expenses, non‑cash gains or losses from foreign currency remeasurement of non‑operating liabilities in our foreign subsidiaries where the functional currency is the U.S. dollar, related party Tax Receivable Agreement expense, stock-based compensation and non‑cash fixed asset write‑offs. Adjusted EBITDA from continuing operations is the primary metric used by our management and our board of directors to establish budgets and operational goals for managing our business and evaluating our performance.
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

•	adjusted EBITDA from continuing operations does not reflect initial and follow-on public offering expenses;

•	adjusted EBITDA from continuing operations does not reflect related party Tax Receivable Agreement expense;

•	adjusted EBITDA from continuing operations does not reflect rationalization‑related charges, stock-based compensation or the non‑cash write‑off of fixed assets; and

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
The following table reconciles our non‑GAAP key financial measures to the most directly comparable GAAP measures:

	For the Three Months Ended March 31,
	2019	2018
	(in thousands)
Net income	197,436	223,673
Add:
Discontinued operations	—	(1,626)
Depreciation and amortization	15,585	16,328
Interest expense	33,700	37,865
Interest income	(414)	(115)
Income taxes	32,418	28,643
EBITDA from continuing operations	278,725	304,768
Adjustments:
Pension and OPEB plan expenses (1)	770	511
Initial and follow-on public offering expenses (2)	685	3,187
Non‑cash loss on foreign currency remeasurement (3)	411	1,873
Stock-based compensation (4)	292	—
Non‑cash fixed asset write-off (5)	2,932	—
Adjusted EBITDA from continuing operations	283,815	310,339

(1)	Service and interest cost of our OPEB plans. Also includes a mark‑to‑market loss (gain) for plan assets as of December of each year.

(2)	Legal, accounting, printing and registration fees associated with the initial and follow-on public offerings.

(3)	Non‑cash loss from foreign currency remeasurement of non‑operating liabilities of our non‑U.S. subsidiaries where the functional currency is the U.S. dollar.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

(4)	Non-cash expense for stock-based compensation grants.

(5)	Non‑cash fixed asset write‑off recorded for obsolete manufacturing equipment.
Key Operating Metrics
Key operating metrics consist of sales volume, weighted average realized price, production volume, production capacity and capacity utilization.
Sales volume reflects the total volume of GrafTech manufactured graphite electrodes sold for which revenue has been recognized during the period.  Weighted average realized price reflects the total revenues from sales of GrafTech manufactured graphite electrodes for the period divided by the sales volume of the GrafTech manufactured electrodes for that period. Effective the first quarter of 2019, sales volume and weighted average realized price are presented excluding re-sales of low-grade graphite electrodes manufactured by third-party suppliers. Sales of these third-party manufactured electrodes are now included in the revenue category of “by-products and other,” which represents a minimal contribution to our profitability.  This change aligns these metrics with management's assessment of our revenue performance and profit margin and will help investors understand the factors that drive our profitability. For comparability purposes, the prior period sales volume and weighted average realized price have been recast to conform to this presentation.
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
The Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
The tables presented in our period-over-period comparisons summarize our Condensed Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our Management's Discussion and Analysis, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	For the Three Months Ended March 31,		Increase/ Decrease	% Change
	2019	2018
	(Dollars in thousands)

Net sales	$474,994	$451,899	$23,095	5%
Cost of sales	195,524	145,149	50,375	35%
Gross profit	279,470	306,750	(27,280)	(9)%
Research and development	637	429	208	48%
Selling and administrative expenses	15,226	15,876	(650)	(4)%
Operating income	263,607	290,445	(26,838)	(9)%
Other expense	467	2,005	(1,538)	(77)%
Interest expense	33,700	37,865	(4,165)	(11)%
Interest income	(414)	(115)	(299)	260%
Income from continuing operations before provision for income taxes	229,854	250,690	(20,836)	(8)%
Provision for income taxes	32,418	28,643	3,775	13%
Net income from continuing operations	197,436	222,047	(24,611)	(11)%
Income from discontinued operations, net of tax	—	1,626	(1,626)	(100)%
Net income	$197,436	$223,673	$(26,237)	(12)%
Net sales. Net sales increased by $23.1 million, or 5%, from $451.9 million in the three months ended March 31, 2018 to $475.0 million in the three months ended March 31, 2019. This increase was driven by a 7% increase in sales volume in the three

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

months ended March 31, 2019 compared to the same period in 2018, primarily due to the completion of our recent debottlenecking initiative. The weighted average realized price of GrafTech manufactured graphite electrodes was $9,954 per MT in the three months ended March 31, 2019 and was in line with the $9,989 per MT we realized in the three months ended March 31, 2018. Approximately 83% of our revenues were generated from long-term contracts in the three months ended March 31, 2019 versus 60% in the same period of 2018.
Cost of sales. Cost of sales increased by $50.4 million, or 35%, from $145.1 million in the three months ended March 31, 2018 to $195.5 million in the three months ended March 31, 2019. This increase was primarily the result of higher input costs for needle coke and higher volumes primarily due to our recent debottlenecking projects coming online.
Selling and administrative expenses. Selling and administrative expenses decreased by $0.7 million, or 4%, from $15.9 million in the three months ended March 31, 2018 to $15.2 million in the three months ended March 31, 2019. We incurred $2.5 million lower costs related to our public offerings in the three months ended March 31, 2019, as compared to the same period of 2018. These savings were mostly offset by increases in selling and administrative expenses from increased headcount and ongoing costs of being a public company.
Other expense (income). Other expense decreased by $1.5 million, or 77%, from $2.0 million in the three months ended March 31, 2018 to $0.5 million in the three months ended March 31, 2019. This decrease was primarily due to advantageous non‑cash foreign currency impacts on non‑operating assets and liabilities.
Interest expense. Interest expense decreased by $4.2 million, or 11%, from $37.9 million in the three months ended March 31, 2018 to $33.7 million in the three months ended March 31, 2019. In the first quarter of 2018, we redeemed our Senior Notes resulting in accelerated accretion of the fair value adjustment on the Senior Notes of $18.7 million and a premium redemption of $4.8 million. This decrease was mostly offset by increased borrowing costs due to higher levels of debt.
 Provision for income taxes. The following table summarizes the expense for income taxes:

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)

Tax expense	$32,418	$28,643
Pretax income	229,854	250,690
Effective tax rates	14.1%	11.4%
The effective tax rate for the three months ended March 31, 2019 was 14.1%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates.
The effective tax rate for the three months ended March 31, 2018 was 11.4%. This rate differed from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates. This difference was partially enhanced by a favorable impact from the partial release of a valuation allowance recorded against the deferred tax asset related to U.S. tax attributes as a result of the utilization of these attributes against the 2018 first quarter taxable income.
The tax expense increased from $28.6 million for the three months ended March 31, 2018, to $32.4 million for the three months ended March 31, 2019. This change is primarily related to the partial release of the valuation allowance recorded in the three months ended March 31, 2018.
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
The impact of these changes in the average exchange rates of other currencies against the U.S. dollar on our net sales was a decrease of $3.2 million for the three March 31, 2019, compared to the same period of 2018. The impact of these changes on our cost of sales was a decrease of $5.7 million for the three March 31, 2019, compared to the same period of 2018.
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
We believe that we have adequate liquidity to meet our needs. As of March 31, 2019, we had liquidity of $287.8 million consisting of $245.5 million of availability on our 2018 Revolving Facility (subject to continued compliance with the financial covenants and representations) and cash and cash equivalents of $42.3 million. We had long‑term debt of $2,017.7 million and short‑term debt of $15.5 million as of March 31, 2019. As of December 31, 2018, we had liquidity of $295.4 million consisting of $245.5 million available on our 2018 Revolving Facility (subject to continued compliance with the financial covenants and representations) and cash and cash equivalents of $49.9 million. We had long‑term debt of $2,050.3 million and short‑term debt of $106.3 million as of December 31, 2018.
As of March 31, 2019 and December 31, 2018, $35.5 million and $38.4 million, respectively, of our cash and cash equivalents were located outside of the United States. We repatriate funds from our foreign subsidiaries through dividends. All of our subsidiaries face the customary statutory limitation that distributed dividends do not exceed the amount of retained and current earnings. In addition, for our subsidiary in South Africa, the South Africa Central Bank imposes that certain solvency and liquidity ratios remain above defined levels after the dividend distribution, which historically has not materially affected our ability to repatriate cash from this jurisdiction. The cash and cash equivalents balances in South Africa were $0.4 million and $0.2 million as of March 31, 2019 and December 31, 2018, respectively. Upon repatriation to the United States, the foreign source portion of dividends we receive from our foreign subsidiaries is no longer subject to U.S. federal income tax as a result of the Tax Act.
Cash flow and plans to manage liquidity. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of tax payments, timing of capital expenditures, acquisitions, divestitures and other factors. Although the global economic environment experienced significant swings in these periods, our working capital management and cost‑control initiatives allowed us to remain operating cash‑flow positive in both times of declining and improving operating results. Cash from operations is expected to remain at positive sustained levels due to the predictable earnings generated by our three-to-five-year sales contracts with our customers.
As of March 31, 2019 and December 31, 2018, we had access to the $250 million 2018 Revolving Facility. We had $4.5 million of letters of credit, for a total availability on the 2018 Revolving Facility of $245.5 million. We also had $0.5 million of surety bonds outstanding as of both March 31, 2019 and December 31, 2018.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

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
On April 19, 2018, we declared a $160 million cash dividend payable to Brookfield, the sole pre-IPO stockholder. Payment of this dividend was conditional upon (i) the Senior Secured First Lien Net Leverage Ratio (as defined in the 2018 Credit Agreement), as calculated based on our final financial results for the first quarter of 2018, being equal to or less than 1.75 to 1.00, (ii) no Default or Event of Default (as defined in the 2018 Credit Agreement) having occurred and continuing or that would result from the payment of the dividend and (iii) the payment occurring within 60 days from the dividend record date. The conditions of this dividend were met upon filing of our first quarter 2018 report on Form 10-Q and the dividend was paid on May 8, 2018.
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
On February 13, 2019, we repaid $125 million on our 2018 Term Loan Facility. We are targeting to return approximately 50-60% of our cash flow after capital expenditures to stockholders in 2019 with the remainder to be used for debt repayment. During the three months ended March 31, 2019, we paid $61.1 million to various tax collecting agencies worldwide.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

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
Cash Flows.
The following table summarizes our cash flow activities:

	For the Three Months Ended March 31,
	2019	2018
	in millions
Cash flow provided by (used in):
Operating activities	$156.8	$140.6
Investing activities	$(14.5)	$(13.3)
Financing activities	$(149.7)	$(2.6)
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
During the three months ended March 31, 2019, changes in working capital resulted in a net use of funds of $71.4 million which was impacted by:

•	net cash outflows in accounts receivable of $31.4 million from the increase in accounts receivable due to the timing of sales;

•	net cash outflows from increases in inventory of $4.7 million, due primarily to higher priced raw materials;

•	net cash inflows from the utilization of prepaid assets of $7.4 million;

•	net cash outflows from decreases in accounts payable and accruals of $5.3 million, due to the timing of payments; and

•	net cash outflows from decreased income taxes payable of $38.3 million resulting from required tax payments as our profitability has increased.
Uses of cash in the three months ended March 31, 2019 included contributions to pension and other benefit plans of $0.7 million, cash paid for interest of $31.4 million and taxes paid of $61.1 million.
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
Investing Activities
Net cash used investing activities was $14.5 million during the three months ended March 31, 2019, resulting from capital expenditures.
Net cash used investing activities was $13.3 million during the three months ended March 31, 2018, resulting from capital expenditures of $14.0 million partially offset by proceeds from the sale of fixed assets of $0.7 million.
 Financing Activities
Net cash outflow from financing activities was $149.7 million during the three months ended March 31, 2019, which was the result of our $125.0 million payment on our long-term debt and dividends to stockholders totaling $24.7 million.
Net cash outflow from financing activities was $2.6 million during the three months ended March 31, 2018, which was the net impact of our February 12, 2018 refinancing, proceeds of which were used to repay outstanding debt and pay a dividend of $1,112.0 million to Brookfield, our sole stockholder.
Related Party Transactions
We have engaged, from time to time, in transactions with affiliates or related parties and we expect to continue to do so  in the future.  These transactions include, among others, entry into agreements with Brookfield such as the Stockholder Rights Agreement, the Registration Rights Agreement, the Tax Receivable Agreement and the Share Repurchase Agreement.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

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
The outstanding foreign currency derivatives represented no net unrealized gain or loss as of March 31, 2019 and December 31, 2018.
Energy commodity management. We have entered into commodity derivative contracts to effectively fix some or all of our exposure to refined oil products. The outstanding commodity derivative contracts represented a net unrealized pre-tax gain of $20.5 million and net unrealized pre-tax loss of $10.7 million as of March 31, 2019 and December 31, 2018, respectively.
Sensitivity analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the underlying exposures as well as on the fair values of our derivatives. The sensitivity analysis for the derivatives represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction.
We had no interest rate derivative instruments outstanding as of March 31, 2019. A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $5.3 million for the three months ended March 31, 2019.
As of March 31, 2019, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a corresponding decrease of $2.0 million or a corresponding increase of $2.0 million, respectively, in the fair value of the foreign currency hedge portfolio.
A 10% increase or decrease in the value of the underlying commodity prices that we hedge would result in a corresponding increase or decrease of $13.4 million in the fair value of the commodity hedge portfolio as of March 31, 2019. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
For further information related to the financial instruments described above, see Note 11 "Derivative Instruments" to the Consolidated Financial Statements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Management is responsible for establishing and maintaining adequate disclosure controls and procedures at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a reporting company in the reports that it files or submits under the Section 13 or 15(d) of the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by it in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
(Unaudited)

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective at the reasonable assurance level as of March 31, 2019.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Litigation has been pending in Brazil brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded in favor of the employees, by the Brazilian Supreme Court to the lower courts for further proceedings which included procedural aspects of the case, such as admissibility of instruments filed by the parties. On October 1, 2015, an action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. In the first quarter of 2017, the state court ruled in favor of the employees. We have appealed this ruling and intend to vigorously defend it. As of March 31, 2019, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
On March 1, 2019, the Department of Sustainable Development of the State of Nuevo León provided notice of an administrative proceeding with respect to the Company's Monterrey facility. The proceeding requires the Company to design and implement certain corrective measures involving certain potential violations of state environmental law relating to emissions. The Company is cooperating with the Department with respect to this matter.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in Part I - Item 1A of our Annual Report on Form 10-K filed on February 22, 2019.
Item 6. Exhibits
The exhibits listed in the following table have been filed as part of this Report.

Exhibit Number	Description of Exhibit

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

3.1*#	Amended and Restated Certificate of Incorporation of GrafTech International Ltd.

3.2
Amended and Restated By Laws of GrafTech International Ltd. (incorporated by reference to Exhibit 3.2 to GrafTech International Ltd.'s Registration Statement on Form S 1/A (Registration No. 333 223791) filed April 13, 2018).

10.1*+	Form of Restricted Stock Unit Agreement under the GrafTech International Ltd. Omnibus Equity Incentive Plan

10.2*+	Form of Stock Option Grant Agreement under the GrafTech International Ltd. Omnibus Equity Incentive Plan

31.1*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by David J. Rintoul, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Quinn J Coburn, Vice President and Chief Financial Officer (Principal Financial Officer).

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David J. Rintoul, President and Chief Executive Officer (Principal Executive Officer).

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Quinn J Coburn, Vice President and Chief Financial Officer (Principal Financial Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________________

*	Filed herewith

+	Indicates management contract or compensatory plan or arrangement

#	Corrected version of exhibit previously filed as Exhibit 3.1 to GrafTech International Ltd.'s Registration Statement on Form S-1/A filed April 13, 2018.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	May 1, 2019	By:	/s/ Quinn J. Coburn
Quinn J. Coburn
Vice President and Chief Financial Officer (Principal Financial Officer)