Form 10-Q
period 2019-06-30
GRAFTECH INTERNATIONAL LTD
filed 2019-07-31
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to

Commission file number: 1-13888

GRAFTECH INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Delaware	27-2496053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

982 Keynote Circle	44131
Brooklyn Heights, OH	(Zip code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (216) 676-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01par value per share	EAF	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a)of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of July 15, 2019, 290,537,612 shares of common stock, par value $0.01 per share, were outstanding.

Presentation of Financial, Market and Legal Data
We present our financial information on a consolidated basis. Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.
Unless otherwise specifically noted, market and market share data in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 (the "Report") are our own estimates or derived from sources described in our Annual Report on Form 10-K for the year ended December 31, 2018 ("Annual Report on Form 10-K") filed on February 22, 2019. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Forward Looking Statements” and “Risk Factors” in this Report and in our Annual Report on Form 10-K. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources has consented to the disclosure or use of data in this Report.
Forward Looking Statements
Some of the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Report may contain forward-looking statements that reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as "will," "may," "plan," "estimate," "project," "believe," "anticipate," "expect," "intend," "should," "would," "could," "target," "goal," "continue to," "positioned to" or the negative version of those words or other comparable words. Any forward-looking statements contained in Report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. Our expectations and targets are not predictions of actual performance and historically our performance has deviated, often significantly, from our expectations and targets. These forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

•	the cyclical nature of our business and the selling prices of our products may lead to periods of reduced profitability and net losses in the future;

•	the possibility that we may be unable to implement our business strategies, including our initiative to secure and maintain longer-term customer contracts, in an effective manner;

•	the possibility that tax legislation could adversely affect us or our stockholders;

•	pricing for graphite electrodes has historically been cyclical and the price of graphite electrodes may decline in the future;

•	the sensitivity of our business and operating results to economic conditions and the possibility others may not be able to fulfill their obligations to us in a timely fashion;

•	our dependence on the global steel industry generally and the electric arc furnace ("EAF") steel industry in particular;

•	the possibility that global graphite electrode overcapacity may adversely affect graphite electrode prices;

•	the competitiveness of the graphite electrode industry;

•	our dependence on the supply of petroleum needle coke;

•	our dependence on supplies of raw materials (in addition to petroleum needle coke) and energy;

•	the possibility that our manufacturing operations are subject to hazards;

•	changes in, or more stringent enforcement of, health, safety and environmental regulations applicable to our manufacturing operations and facilities;

•	the legal, compliance, economic, social and political risks associated with our substantial operations in multiple countries;

•	the possibility that fluctuation of foreign currency exchange rates could materially harm our financial results;

•
the possibility that our results of operations could deteriorate if our manufacturing operations were substantially disrupted for an extended period, including as a result of equipment failure, climate change, regulatory issues, natural disasters, public health crises, political crises or other catastrophic events;

•	our dependence on third parties for certain construction, maintenance, engineering, transportation, warehousing and logistics services;

•	the possibility that we are unable to recruit or retain key management and plant operating personnel or successfully negotiate with the representatives of our employees, including labor unions;

•	the possibility that we may divest or acquire businesses, which could require significant management attention or disrupt our business;

•	the sensitivity of goodwill on our balance sheet to changes in the market;

•	the possibility that we are subject to information technology systems failures, cybersecurity attacks, network disruptions and breaches of data security;

•	our dependence on protecting our intellectual property;

•	the possibility that third parties may claim that our products or processes infringe their intellectual property rights;

•	the possibility that significant changes in our jurisdictional earnings mix or in the tax laws of those jurisdictions could adversely affect our business;

•	the possibility that our indebtedness could limit our financial and operating activities or that our cash flows may not be sufficient to service our indebtedness;

•	the possibility that restrictive covenants in our financing agreements could restrict or limit our operations;

•	the fact that borrowings under certain of our existing financing agreements subjects us to interest rate risk;

•	the possibility of a lowering or withdrawal of the ratings assigned to our debt;

•	the possibility that disruptions in the capital and credit markets could adversely affect our results of operations, cash flows and financial condition, or those of our customers and suppliers;

•	the possibility that highly concentrated ownership of our common stock may prevent minority stockholders from influencing significant corporate decisions;

•	the possibility that we may not pay cash dividends on our common stock in the future;

•	the fact that certain of our stockholders have the right to engage or invest in the same or similar businesses as us;

•	the possibility that the market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets, including by Brookfield;

•	the fact that certain provisions of our Amended and Restated Certificate of Incorporation and our Amended and Restated By-Laws could hinder, delay or prevent a change of control;

•	the fact that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders; and

•
our status as a "controlled company" within the meaning of the New York Stock Exchange ("NYSE") corporate governance standards, which allows us to qualify for exemptions from certain corporate governance requirements.

     These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements, including the Risk Factors section, that are included in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission ("SEC"). The forward‑looking statements made in this Report relate only to events as of the date on which the statements are made. We do not undertake any obligation to publicly update or review any forward‑looking statement except as required by law, whether as a result of new information, future developments or otherwise.
If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we may have expressed or implied by these forward‑looking statements. We caution that you should not place undue reliance on any of our forward‑looking statements. You should specifically consider the factors identified in this Report that could cause actual results to differ before making an investment decision to purchase our common stock. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.
For a more complete discussion of these and other factors, see “Risk Factors” in Part II of this Report and the "Risk Factors" section included in our Annual Report on Form 10-K and other SEC filings.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
Unaudited

	As of June 30, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$205,255	$49,880
Accounts and notes receivable, net of allowance for doubtful accounts of $1,939 as of June 30, 2019 and $1,129 as of December 31, 2018	313,636	248,286
Inventories	314,873	293,717
Prepaid expenses and other current assets	47,575	46,168
Total current assets	881,339	638,051
Property, plant and equipment	706,135	688,842
Less: accumulated depreciation	197,606	175,137
Net property, plant and equipment	508,529	513,705
Deferred income taxes	49,248	71,707
Goodwill	171,117	171,117
Other assets	116,121	110,911
Total assets	$1,726,354	$1,505,491
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,642	$88,097
Short-term debt	43,462	106,323
Accrued income and other taxes	58,116	82,255
Other accrued liabilities	42,021	50,452
Related party payable - tax receivable agreement	23,852	—
Total current liabilities	260,093	327,127
Long-term debt	1,991,345	2,050,311
Other long-term obligations	70,748	72,519
Deferred income taxes	51,381	45,825
Related party payable - tax receivable agreement	62,625	86,478
Contingencies – Note 9
Stockholders’ equity:
Preferred stock, par value $0.01, 300,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01, 3,000,000,000 shares authorized, 290,537,612 shares issued and outstanding as of June 30, 2019 and December 31, 2018	2,905	2,905
Additional paid-in capital	820,485	819,622
Accumulated other comprehensive income (loss)	15,854	(5,800)
Accumulated deficit	(1,549,082)	(1,893,496)
Total stockholders’ (deficit) equity	(709,838)	(1,076,769)

Total liabilities and stockholders’ equity	$1,726,354	$1,505,491
See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$480,390	$456,332	$955,384	$908,231
Cost of sales	197,047	165,910	392,571	311,059
Gross profit	283,343	290,422	562,813	597,172
Research and development	713	581	1,350	1,010
Selling and administrative expenses	15,394	16,239	30,620	32,115
Operating profit	267,236	273,602	530,843	564,047

Other expense (income), net	863	(974)	1,330	1,031
Related party Tax Receivable Agreement expense	—	61,801	—	61,801
Interest expense	32,969	28,667	66,669	66,532
Interest income	(731)	(391)	(1,145)	(506)
Income from continuing operations before provision for income taxes	234,135	184,499	463,989	435,189

Provision for (benefit from) income taxes	37,767	(17,264)	70,185	11,379
Net income from continuing operations	196,368	201,763	393,804	423,810

(Loss) income from discontinued operations, net of tax	—	(315)	—	1,311

Net income	$196,368	$201,448	$393,804	$425,121

Basic income per common share*:
Net income per share	$0.68	$0.67	$1.36	$1.41
Net income from continuing operations per share	$0.68	$0.67	$1.36	$1.40
Weighted average common shares outstanding	290,565,408	302,225,923	290,562,234	302,225,923
Diluted income per common share*:
Income per share	$0.68	$0.67	$1.36	$1.41
Diluted income from continuing operations per share	$0.68	$0.67	$1.36	$1.40
Weighted average common shares outstanding	290,574,153	302,231,431	290,571,132	302,228,712

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net income	$196,368	$201,448	$393,804	$425,121
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $(33), $0, $(36), and $0, respectively	3,617	(18,818)	78	(13,778)
Commodities derivatives, net of tax of $996, $0, ($5,907) and $0, respectively	(4,081)	31,852	21,576	25,739
Other comprehensive (loss) income, net of tax:	(464)	13,034	21,654	11,961
Comprehensive income	$195,904	$214,482	$415,458	$437,082
*See Notes 1 and 13
See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flow from operating activities:
Net income	$393,804	$425,121
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	31,030	31,696
Related party Tax Receivable Agreement expense	—	61,801
Deferred income tax provision/(benefit)	21,283	(22,011)
Loss on extinguishment of debt	—	23,827
Interest expense	3,176	2,161
Other charges, net	11,158	6,879
Net change in working capital*	(102,549)	(158,588)
Change in long-term assets and liabilities	1,121	6,789
Net cash provided by operating activities	359,023	377,675
Cash flow from investing activities:
Capital expenditures	(29,199)	(28,735)
Proceeds from the sale of assets	82	841
Net cash used in investing activities	(29,117)	(27,894)
Cash flow from financing activities:
Short-term debt, net	—	(12,571)
Revolving Facility reductions	—	(45,692)
Debt issuance costs	—	(26,283)
Proceeds from the issuance of long-term debt, net of original issuance discount	—	2,235,000
Repayment of Senior Notes	—	(304,782)
Related party Promissory Note repayment	—	(750,000)
Principal repayments on long-term debt	(125,000)	—
Dividends paid to non-related-party	(10,387)	(2,457)
Dividends paid to related-party	(39,005)	(1,289,037)
Net cash used in financing activities	(174,392)	(195,822)
Net change in cash and cash equivalents	155,514	153,959
Effect of exchange rate changes on cash and cash equivalents	(139)	(1,184)
Cash and cash equivalents at beginning of period	49,880	13,365
Cash and cash equivalents at end of period	$205,255	$166,140

* Net change in working capital due to changes in the following components:
Accounts and notes receivable, net	$(65,137)	$(110,700)
Inventories	(16,099)	(82,565)
Prepaid expenses and other current assets	3,308	8,284
Income taxes payable	(27,639)	20,528
Accounts payable and accruals	2,212	547
Interest payable	806	5,318
Net change in working capital	$(102,549)	$(158,588)

See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands, except share data)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income(Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2018	290,537,612	$2,905	$819,622	$(5,800)	$(1,893,496)	$(1,076,769)
Comprehensive income (loss):
Net income	—	—	—	—	197,436	197,436
Other comprehensive income:
Commodity and foreign currency derivatives income, net of tax of ($7,295)	—	—	—	27,113	—	27,113
Commodity and foreign currency derivatives reclassification adjustments, net of tax of $392	—	—	—	(1,456)	—	(1,456)
Foreign currency translation adjustments, net of tax of ($3)	—	—	—	(3,539)	—	(3,539)
Total other comprehensive income	—	—	—	22,118	—	22,118
Stock-based compensation			293			293
Dividends paid to related party stockholder ($0.085 per share)	—	—	—	—	(19,502)	(19,502)
Dividends paid to non-related party stockholders ($0.085 per share)	—	—	—	—	(5,194)	(5,194)
Balance as of March 31, 2019	290,537,612	$2,905	$819,915	$16,318	$(1,720,756)	$(881,618)
Comprehensive income (loss):
Net income	—	—	—	—	196,368	196,368
Other comprehensive income:
Commodity and foreign currency derivatives income, net of tax of $603	—	—	—	(2,472)	—	(2,472)
Commodity and foreign currency derivatives reclassification adjustments, net of tax of $393	—	—	—	(1,609)	—	(1,609)
Foreign currency translation adjustments, net of tax of ($33)	—	—	—	3,617	—	3,617
Total other comprehensive income	—	—	—	(464)	—	(464)
Stock-based compensation			570			570
Dividends paid to related party stockholder ($0.085 per share)	—	—	—	—	(19,503)	(19,503)
Dividends paid to non-related party stockholders ($0.085 per share)	—	—	—	—	(5,191)	(5,191)
Balance as of June 30, 2019	290,537,612	$2,905	$820,485	$15,854	$(1,549,082)	$(709,838)

Balance as of December 31, 2017(1)	302,225,923	$3,022	$851,315	$20,289	$(261,411)	$613,215
Comprehensive income (loss):
Net income	—	—	—	—	223,673	223,673
Other comprehensive income:
Commodity and foreign currency derivatives loss, net of tax of $0	—	—	—	(6,113)	—	(6,113)
Foreign currency translation adjustments	—	—	—	5,040	—	5,040
Total other comprehensive loss	—	—	—	(1,073)	—	(1,073)
Stock-based compensation						—
Dividends paid to related party stockholder ($3.68 per share)	—	—	—	—	(1,112,000)	(1,112,000)
Balance as of March 31, 2018(1)	302,225,923	$3,022	$851,315	$19,216	$(1,149,738)	$(276,185)

Balance as of March 31, 2018(1)	302,225,923	$3,022	$851,315	$19,216	$(1,149,738)	$(276,185)
Comprehensive income (loss):
Net income	—	—	—	—	201,448	201,448
Other comprehensive income:
Commodity and foreign currency derivatives loss, net of tax of $0	—	—	—	31,852	—	31,852
Foreign currency translation adjustments	—	—	—	(18,818)	—	(18,818)
Total other comprehensive loss	—	—	—	13,034	—	13,034
Stock-based compensation	—	—	181	—	—	181
Related-party promissory note repayment	—	—	—	—	(750,000)	(750,000)
Dividends paid to related party stockholder ($0.085 per share)	—	—	—	—	(177,040)	(177,040)
Dividends paid to non-related party stockholders ($0.085 per share)	—	—	—	—	(2,457)	(2,457)
Balance as of June 30, 2018	302,225,923	$3,022	$851,496	$32,250	$(1,877,787)	$(991,019)
(1) On April 12, 2018, the Company effected a 3,022,259.23 to one split of the Company's common stock. We retrospectively applied this split to all previous periods presented.

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
Disaggregation of Revenue
The following table provides information about disaggregated revenue by type of product and contract for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Graphite Electrodes - Three-to-five-year take-or-pay contracts	$377,605	$345,246	$773,645	$617,447
Graphite Electrodes - Short-term agreements and spot sales	76,249	66,764	123,545	210,474
By-products and other	26,536	44,322	58,194	80,310
Total Revenues	$480,390	$456,332	$955,384	$908,231
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
Contract Balances
Receivables, net of allowances for doubtful accounts, were $313.6 million as of June 30, 2019 and $248.3 million as of December 31, 2018. Accounts receivables are recorded when the right to consideration becomes unconditional. Payment terms on invoices range from 30 to 120 days depending on the customary business practices of the jurisdictions in which we do business.
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
The following table provides information about deferred revenue from contracts with customers (in thousands):

	Current deferred revenue	Long-Term deferred revenue
	(dollars in thousands)
Balance as of December 31, 2018	$5,380	$7,716
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(1,643)	—
Increases due to cash received, excluding amounts recognized as revenue during the period	910	—
Foreign currency impact	4	36
Balance as of June 30, 2019	$4,651	$7,752

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Transaction Price Allocated to the Remaining Performance Obligations
The following table presents estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The estimated revenues do not include contracts with original duration of one year or less.

Three-to-five-year take-or-pay contracts
(dollars in thousands)
Remainder of 2019	692,358
2020	1,392,966
2021	1,237,952
2022	1,172,028
Thereafter	29,461
Total	$4,524,765
In addition to the expected remaining revenue to be recognized with the longer-term sales contracts, the Company recorded $773.6 million of revenue pursuant to these contracts in the six months ended June 30, 2019.

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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Components of lease expense are as follows:

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
	(Dollars in thousands)
Operating lease cost	1,052	2,084
Short-term lease cost	6	10
Variable lease cost	132	184
Total lease cost	$1,190	$2,278

Supplemental cash-flow and other information related to leases is as follows:

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
	(Dollars in thousands)
RoU assets obtained in exchange for new operating lease liabilities (non-cash)	1,244	2,076
Operating (use of cash) from operating leases	(1,040)	(2,072)
Supplemental balance sheet information related to leases is as follows:

As of June 30, 2019
(Dollars in thousands)
Operating RoU Assets*	$7,545
*Amount included in Other assets

Current operating lease liabilities	3,883
Non-current operating lease liabilities	3,673
Total operating lease liabilities**	$7,556
**Amounts included in other accrued liabilities assets and other long-term obligations

Weighted average remaining lease term (in years)	2.69
Weighted average discount rate - operating leases	5.62%
As of June 30, 2019, lease commitments under non-cancelable operating leases extending for one year or more will require the following future payments:

(Dollars in thousands)
Remainder of 2019	$2,061
2020	3,178
2021	1,841
2022	419
2023	322
2024 and thereafter	380
Total lease payments	$8,201
Less: Imputed interest	(645)
Present value of lease payments	7,556
Less: Current operating lease liability	(3,883)
Non-current operating lease liability	$3,673

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2019, we have not entered into any additional operating lease commitments that have yet to commence.
Disclosure related to periods prior to adoption of the new lease standard
As of December 31, 2018, lease commitments under non-cancelable operating leases required the following future payments:

(Dollars in thousands)
2019	$4,474
2020	2,747
2021	1,497
2022	334
2023	269
2024 and thereafter	343
Total lease payments	$9,664
Total lease expenses under non-cancelable operating leases approximated $4.9 million in 2018.

(4)	Retirement Plans and Postretirement Benefits
The components of our consolidated net pension costs are set forth in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Service cost	$575	$498	$1,150	$996
Interest cost	1,316	1,241	2,632	2,482
Expected return on plan assets	(1,338)	(1,502)	(2,676)	(3,004)
Net cost	$553	$237	$1,106	$474
The components of our consolidated net postretirement costs are set forth in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Interest cost	239	251	481	502
Net cost	$239	$251	$481	$502

(5)	Goodwill and Other Intangible Assets
We are required to review goodwill and indefinite-lived intangible assets annually for impairment. Goodwill impairment is tested at the graphite electrodes reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The following tables represent the changes in the carrying value of goodwill and intangibles for the six months ended June 30, 2019 which are reported in "Other assets" on the balance sheets:

Goodwill
(Dollars in thousands)
Balance as of December 31, 2018	$171,117
Adjustments	—
Balance as of June 30, 2019	$171,117

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible Assets
	As of June 30, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
Trade name	$22,500	$(8,804)	$13,696	$22,500	$(7,721)	$14,779
Technological know-how	55,300	(26,426)	28,874	55,300	(23,503)	31,797
Customer–related intangible	64,500	(17,277)	47,223	64,500	(15,070)	49,430
Total finite-lived intangible assets	$142,300	$(52,507)	$89,793	$142,300	$(46,294)	$96,006
Amortization expense of acquired intangible assets was $3.1 million and $3.3 million in the three months ended June 30, 2019 and 2018, respectively, and $6.2 million and $6.6 million in the six months ended June 30, 2019 and 2018, respectively. Estimated amortization expense will approximate $5.9 million in the remainder of 2019, $11.4 million in 2020, $10.7 million in 2021, $10.1 million in 2022 and $9.2 million in 2023.

(6)	Debt and Liquidity
The following table presents our long-term debt:

	As of June 30, 2019	As of December 31, 2018
	(Dollars in thousands)
2018 Credit Facility (2018 Term Loan and 2018 Revolving Facility)	$2,034,044	$2,155,883
Other Debt	763	751
Total debt	2,034,807	2,156,634
Less: Short-term debt	(43,462)	(106,323)
Long-term debt	$1,991,345	$2,050,311
On February 13, 2019, we repaid $125 million on our 2018 Term Loan Facility, which satisfied the majority of our current obligations relative to the minimum quarterly installments.
The fair value of debt approximated the book value of $2,034.8 million as of June 30, 2019.
Senior Notes and Old Credit Agreement
As of December 31, 2017, the Company had $300 million of principal amount of 6.375% Senior Notes due 2020 (the "Senior Notes"). The Senior Notes were scheduled to mature on November 15, 2020.
Additionally, as of December 31, 2017, the Company was party to the Amended and Restated Credit Agreement ("Old Credit Agreement") which consisted of the "Old Revolving Facility" and the "Old Term Loan Facility". As of December 31, 2017, the Company had $39.5 million of borrowings on the Old Revolving Facility and $8.7 million of letters of credit drawn against the Old Credit Facility. The balance of the Old Term Loan Facility was $18.7 million as of December 31, 2017.
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)	Inventories
Inventories are comprised of the following:

	As of June 30, 2019	As of December 31, 2018
	(Dollars in thousands)
Inventories:
Raw materials	$99,241	$99,935
Work in process	145,821	125,767
Finished goods	69,811	68,015
Total	$314,873	$293,717
(8) Interest Expense
The following tables present the components of interest expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Interest incurred on debt	$31,389	$22,554	$63,509	$35,473
Related-party Promissory Note interest expense	—	5,090	—	5,090
Senior Note redemption premium	—	—	—	4,782
Accretion of fair value adjustment on Senior Notes	—	—	—	19,414
Accretion of original issue discount on 2018 Term Loans	549	268	1,098	357
Amortization of debt issuance costs	1,031	755	2,062	1,416
Total interest expense	$32,969	$28,667	$66,669	$66,532
Interest Rates
The 2018 Credit Agreement had an effective interest rate of 5.90% as of June 30, 2019. The Old Revolving Facility and Old Term Loan Facility had an effective interest rate of 4.57% as of December 31, 2018 and the Senior Notes had a fixed interest rate of 6.375%, both of which were repaid on February 12, 2018 as part of our refinancing (see Note 6 "Debt and Liquidity").
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
Litigation has been pending in Brazil brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded in favor of the employees, by the Brazilian Supreme Court to the lower courts for further proceedings which included procedural aspects of the case, such as admissibility of instruments filed by the parties. An interim appeal by the Bahia region employers was further denied on June 26, 2019, and further appeals continue

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to be considered. On October 1, 2015, an action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. In the first quarter of 2017, the state court ruled in favor of the employees. We have appealed this ruling as well and intend to vigorously defend it. As of June 30, 2019, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the six months ended June 30, 2019, are presented below:

(Dollars in thousands)
Balance as of December 31, 2018	$1,528
Product warranty accruals and adjustments	383
Settlements	(453)
Balance as of June 30, 2019	$1,458
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
There was no liability recognized on the date we entered into the TRA as there was a full valuation allowance recorded against our deferred tax assets. During the second quarter of 2018, it was determined that the conditions were appropriate for the Company to release a valuation allowance of certain tax assets as we exited our three year cumulative loss position. This release and subsequent adjustment in the fourth quarter resulted in an $86.5 million liability related to the TRA as of December 31, 2018. In the first quarter of 2019, we reclassified $23.9 million to the current liability "Related party payable - tax receivable agreement" on the balance sheet, as we expect this portion to be settled within twelve months. $62.6 million of the liability remains as a long-term liability in "Related party payable - tax receivable agreement" on the balance sheet as of June 30, 2019.
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
Given the successful completion of the IPO in the second quarter of 2018, it is reasonably possible that a Change in Control, as defined above, may ultimately happen and that the awarded Profit Units will be subsequently paid out to the participants. Assuming 100% vesting of the awarded Profit Units and depending on Brookfield’s sales proceeds, the potential liability triggered by a Change in Control is estimated to be in the range of $65 million to $90 million. As of June 30, 2019, the awards are 60% vested.

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
The following tables summarize the provision for income taxes for the three and six months ended June 30, 2019 and June 30, 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)

Tax expense (benefit)	$37,767	$(17,264)	$70,185	$11,379
Pretax income	234,135	184,499	463,989	435,189
Effective tax rates	16.1%	(9.4)%	15.1%	2.6%
The effective tax rate for the three months ended June 30, 2019 was 16.1%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates.
The effective tax rate for the three months ended June 30, 2018 was (9.4)%. This rate differs from the U.S. statutory rate of 21% primarily due to the partial release of a valuation allowance recorded against the deferred tax asset related to U.S. tax attributes and the tax impact of worldwide earnings from various countries taxed at different rates. The existence of the remaining valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.
The tax expense changed from a tax benefit of $(17.3) million for the quarter ended June 30, 2018 to a tax expense of $37.8 million for the quarter ended June 30, 2019. This change is primarily related to the partial release of the valuation allowance reflected in the three months ended June 30, 2018.
The effective tax rate for the six months ended June 30, 2019 was 15.1%. This rate differs from the 2019 U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates.
The effective tax rate for the six months ended June 30, 2018 was 2.6%. This rate differs from the U.S. statutory rate of 21% primarily due to the partial release of a valuation allowance recorded against the deferred tax asset related to U.S. tax attributes and the tax impact of worldwide earnings from various countries taxed at different rates.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Tax expense increased from $11.4 million in the six months ended June 30, 2018 to $70.2 million in the six months ended June 30, 2019. This change is primarily due to the partial release, in the second quarter of 2018, of a valuation allowance recorded against the deferred tax asset related to U.S. tax attributes.
As of June 30, 2019, we had unrecognized tax benefits of $2.0 million which, if recognized, would have a favorable impact on our effective tax rate.
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
Tax Cuts and Jobs Act
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the "Tax Act"), which significantly revised the U.S. corporate income tax system. These changes included a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures which have the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low taxed income (or "GILTI"). In general, these changes were effective beginning in 2018. The Tax Act also included a one time mandatory deemed repatriation or transition tax on the accumulated previously untaxed foreign earnings of our foreign subsidiaries.
On August 1, 2018, the U.S. Department of Treasury and the U.S. Internal Revenue Service ("IRS") issued proposed regulations under code section 965 and on January 15, 2019, the IRS issued final 965 regulations. As of June 30, 2019, the tax impact of the final 965 regulations to the company’s financial statements was deemed to be immaterial. The Company continues to analyze the effects of the Tax Act and newly issued proposed regulations on its financial statements. The final impact of the Tax Act may differ from the amounts that have been recognized, possibly materially, due to, among other things, changes in the Company’s interpretation of the Tax Act, legislative or administrative actions to clarify the intent of the statutory language provided that differ from the Company’s current interpretation, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates utilized to calculate the impacts, including changes to current year earnings estimates and applicable foreign exchange rates.
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
Certain of our derivative contracts contain provisions that require us to provide collateral. Since the counterparties to these financial instruments are large commercial banks and similar financial institutions, we do not believe that we are exposed to material counterparty credit risk. We do not anticipate nonperformance by any of the counterparties to our instruments. Our derivative assets and liabilities are included within "Other long-term assets", "Prepaid expenses and other current assets", "Long-

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

term liabilities" and "Other current liabilities" on the Condensed Consolidated Balance Sheets and effects of these derivatives are recorded in "Other comprehensive income", "Cost of sales" and "Other income (expense)" on the Condensed Consolidated Statements of Operations.
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
We had no foreign currency cashflow hedges outstanding as of June 30, 2019 and December 31, 2018 and therefore, no unrealized gains or losses reported under accumulated other comprehensive income (loss).
As of June 30, 2019, we had outstanding Mexican peso, euro, Swiss franc, South African rand, and Japanese yen currency contracts with an aggregate notional amount of $70.1 million. These foreign currency derivatives outstanding as of June 30, 2019 have maturities through December 31, 2019. As of December 31, 2018, we had outstanding Mexican peso, South African rand, euro, Swiss franc and Japanese yen currency contracts, with an aggregate notional amount of $19.6 million.
Commodity derivative contracts
We have entered into commodity derivative contracts for refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. We had outstanding commodity derivative contracts as of June 30, 2019 with notional amount of $122.4 million with maturities from July 2019 to June 2022. The outstanding commodity derivative contracts represented a pre-tax net unrealized gain within "Other Comprehensive Income" of $14.2 million as of June 30, 2019. We had outstanding commodity derivative contracts as of December 31, 2018 with notional amount of $142.1 million representing a pre-tax net unrealized loss of $10.7 million.
Net Investment Hedges
We use certain intercompany debt to hedge a portion of our net investment in our foreign operations against currency exposure (net investment hedge). Intercompany debt denominated in foreign currency and designated as a non-derivative net investment hedging instrument was $9.7 million as of June 30, 2019 and $9.5 million as of December 31, 2018. Within the currency translation adjustment portion of "Other Comprehensive Income", we recorded a $0.2 million loss for the three and six months ended June 30, 2019 and gains of $2.1 million and $1.4 million in the three and six months ended June 30, 2018.
The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Condensed Consolidated Balance Sheets. As of June 30, 2019 and December 31, 2018, the fair value of our derivatives and their respective balance sheet locations are presented in the following table:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of June 30, 2019	(Dollars in thousands)
Derivatives designated as cash flow hedges:
Commodity derivative contracts	Prepaid and other current assets	$4,812	Other accrued liabilities	$—
	Other long-term assets	9,428	Other long-term obligations	43
Total fair value		$14,240		$43

As of December 31, 2018
Derivatives designated as cash flow hedges:
Commodity derivative contracts	Prepaid and other current assets	$90	Other accrued liabilities	$4,630
	Other long-term assets	260	Other long-term obligations	6,393
Total fair value		$350		$11,023

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of June 30, 2019	(Dollars in Thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$369	Other current liabilities	$88

As of December 31, 2018
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$—	Other current liabilities	$43
The realized (gains) losses resulting from the settlement of commodity derivative contracts remain in Accumulated Other Comprehensive Income until they are recognized in the Statement of Operations when the hedged item impacts earnings, which is when the finished product is sold. As of June 30, 2019 and June 30, 2018, net realized pre-tax gains of $9.6 million and $2.8 million, respectively, were reported under AOCI and will be and were, respectively, released to earnings within the following 12 months. See table below for amounts recognized in the Statement of Operations.

The amount of pre-tax realized (gains) losses on commodity derivatives and on undesignated foreign currency derivatives recognized in the Statement of Operations are as follows for the period ended June 30, 2019 and June 30, 2018:

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Consolidated Statement of Operations	For the Three Months Ended June 30,
		2019	2018
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Commodity contract hedges	Cost of sales	$2,000	—

Derivatives not designated as hedges:
Foreign currency derivatives	Cost of sales, Other (income)/expense	$144	558

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Consolidated Statement of Operations	For the Six Months Ended June 30,
		2019	2018
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Commodity contract hedges	Cost of sales	$3,848	—

Derivatives not designated as hedges:
Foreign currency derivatives	Cost of sales, Other (income)/expense	$821	(296)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12)	Accumulated Other Comprehensive Income (Loss)
The balance in our accumulated other comprehensive income (loss) is set forth in the following table:

	As of June 30, 2019	As of December 31, 2018
	(Dollars in thousands)
Foreign currency translation adjustments, net of tax	$(2,844)	$(2,922)
Commodities and foreign currency derivatives, net of tax	18,698	(2,878)
Total accumulated comprehensive income (loss)	$15,854	$(5,800)

(13)	Earnings per Share
The following table shows the information used in the calculation of our basic and diluted earnings per share calculation as of June 30, 2019 and June 30, 2018.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Weighted average common shares outstanding for basic calculation	290,565,408	302,225,923	290,562,234	302,225,923
Add: Effect of stock options, deferred stock units and restricted stock units	8,745	5,508	8,898	2,789
Weighted average common shares outstanding for diluted calculation	290,574,153	302,231,431	290,571,132	302,228,712
Basic earnings per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding, which includes 27,796 and 24,622 shares of participating securities in the three and six months ended June 30, 2019, respectively. Diluted earnings per share are calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of 1,288,003 and 1,127,885 equivalent shares in the three and six months ended June 30, 2019, respectively, as these shares are anti-dilutive.
(14) Stock-Based Compensation

Our Board of Directors granted 207,000 stock options, 6,945 deferred stock units and 233,619 restricted stock units during the six months ended June 30, 2019 under our Omnibus Equity Incentive Plan.
In the three months ended June 30, 2019 and 2018, we recognized $0.6 million and $0.2 million, respectively, in stock-based compensation expense. A majority of the expense, $0.5 million and $0.2 million respectively, was recorded as selling and administrative expenses in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales and research and development.
In the six months ended June 30, 2019 and 2018, we recognized $0.9 million and $0.2 million, respectively, in stock-based compensation expense. A majority of the expense, $0.7 million and $0.2 million respectively, was recorded as selling and administrative expenses in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales and research and development.
As of June 30, 2019, unrecognized compensation cost related to non-vested stock options, deferred stock units and restricted stock units represents $8.4 million, which will be recognized over the remaining weighted average life of 4.2 years.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Option, Deferred Stock Unit and Restricted Stock Unit awards activity under the Omnibus Equity Incentive Plan for the six months ended June 30, 2019 was as follows:
Stock options

	Number of Shares	Weighted- Average Exercise Price
Outstanding unvested as of December 31, 2018	968,720	15.68
Granted	207,000	13.03
Vested	(175,410)	15.37
Forfeited	(52,622)	15.00
Outstanding unvested as of June 30, 2019	947,688	15.20
Deferred Stock Unit and Restricted Stock Unit awards

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested as of December 31, 2018	27,570	12.88
Granted	240,564	12.90
Vested	(6,653)	13.42
Outstanding unvested as of June 30, 2019	261,481	12.95
(15) Subsequent Events
On July 30, 2019, the Board of Directors declared our regular quarterly dividend of $0.085 per share to stockholders of record as of the close of business on August 30, 2019, to be paid on September 30, 2019. Additionally on July 30, 2019, the Board of Directors authorized a program to repurchase up to $100 million of our outstanding common stock. We may purchase shares from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18 plans. The amount and timing of repurchases are subject to a variety of factors including liquidity, stock price, applicable legal requirements, other business objectives and market conditions.

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
Our weighted average realized price of GrafTech manufactured electrodes was $10,014 per MT in the second quarter of 2019 compared to $9,783 per MT in the second quarter of 2018, which has been recast as described below. While spot prices have come down from recent historic highs, they still remain well above their historical average. Strong economics for the EAF producers that we serve has led to EAF production since 2016 resuming growth in line with its historical trend (2.8% annually from 1984-2017). Steelmakers have announced EAF capacity expansions representing a potential 15 to 20% increase in graphite electrode demand in the U.S. by 2022. However, near-term steel production growth has slowed in several key regions, most notably Europe.
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
We are impacted in varying degrees, both positively and negatively, as global, regional or country economic conditions fluctuate. Our discussions about market data and global economic conditions below are derived from published industry accounts and statistics. In its July 2019 report, the International Monetary Fund ("IMF") reported that they were again lowering their growth forecast by 0.1% for both 2019 and 2020. This was driven by increased tariff activity, current GDP reports and softening inflation pointing to weaker-than-anticipated global activity. The IMF now estimates the global growth rate for 2019 at 3.2% and 3.5% for 2020.
Graphite electrode demand is primarily linked to the global production of steel in electric arc furnaces, and to a lesser extent, with the total production of steel and certain other metals. The World Steel Association's ("WSA") April 2019 Short Range Outlook estimated global steel demand outside of China increased by 2.2% in 2018. WSA decreased their growth forecast for steel demand outside of China for 2019 from 2.7% to 1.7% due to a slowing global economy and a deteriorating trade environment. Year-to-date steel production growth in North America, the Middle East and Africa has been offset by softening in Europe and South America. WSA's growth forecast for steel demand outside of China for 2020 is 2.8%.
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
Key financial measures

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net sales	$480,390	$456,332	$955,384	$908,231
Net income	196,368	201,448	393,804	425,121
EBITDA from continuing operations(1)	281,818	228,143	560,543	532,911
Adjusted EBITDA from continuing operations(1)	284,404	291,956	568,219	602,295

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(1) See below for information and a reconciliation of EBITDA and adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Key operating metrics
In an effort to improve transparency, beginning in the first quarter of 2019, we recast the key operating metrics of sales volume and weighted average realized price per metric ton as set forth in the table below to include only graphite electrodes manufactured by GrafTech. This better reflects management’s assessment of our revenue and profitability and excludes re-sales of low grade graphite electrodes manufactured by third-party suppliers.  For comparability purposes, the prior periods have been recast to conform to this presentation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except price data)	2019	2018	2019	2018
Sales volume (MT)(1)	45	42	90	84
Weighted average realized price(2)	$10,014	$9,783	$9,984	$9,885
Production volume (MT)(3)	48	45	95	88
Production capacity excluding St. Marys during idle period (MT)(4)(5)	51	45	102	89
Capacity utilization excluding St. Marys during idle period(4)(6)	94%	100%	93%	99%
Total production capacity (MT)(5)(7)	58	52	116	103
Total capacity utilization(6)(7)	83%	87%	82%	85%
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
(7) Includes graphite electrode facilities in Calais, France; Monterrey, Mexico; Pamplona, Spain and St. Marys, Pennsylvania.
Non‑GAAP financial measures
In addition to providing results that are determined in accordance with GAAP, we have provided certain financial measures that are not in accordance with GAAP. EBITDA from continuing operations and adjusted EBITDA from continuing operations are non‑GAAP financial measures. We define EBITDA from continuing operations, a non‑GAAP financial measure, as net income or loss plus interest expense, minus interest income, plus income taxes, discontinued operations and depreciation and amortization from continuing operations. We define adjusted EBITDA from continuing operations as EBITDA from continuing operations plus any pension and other post-employment benefit ("OPEB") plan expenses, initial and follow-on public offering expenses, non‑cash gains or losses from foreign currency remeasurement of non‑operating liabilities in our foreign subsidiaries where the functional currency is the U.S. dollar, related party Tax Receivable Agreement expense, stock-based compensation and non‑cash fixed asset write‑offs. Adjusted EBITDA from continuing operations is the primary metric used by our management and our board of directors to establish budgets and operational goals for managing our business and evaluating our performance.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

•	adjusted EBITDA from continuing operations does not reflect initial and follow-on public offering expenses;

•	adjusted EBITDA from continuing operations does not reflect related party Tax Receivable Agreement expense;

•	adjusted EBITDA from continuing operations does not reflect stock-based compensation or the non‑cash write‑off of fixed assets; and

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The following table reconciles our non‑GAAP key financial measures to the most directly comparable GAAP measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net income	196,368	201,448	393,804	425,121
Add:
Discontinued operations	—	315	—	(1,311)
Depreciation and amortization	15,445	15,368	31,030	31,696
Interest expense	32,969	28,667	66,669	66,532
Interest income	(731)	(391)	(1,145)	(506)
Income taxes	37,767	(17,264)	70,185	11,379
EBITDA from continuing operations	281,818	228,143	560,543	532,911
Adjustments:
Pension and OPEB plan expenses (1)	827	484	1,597	995
Initial and follow-on public offering expenses (2)	610	1,935	1,296	5,122
Non‑cash loss on foreign currency remeasurement (3)	616	(1,650)	1,027	223
Stock-based compensation (4)	570	181	862	181
Non‑cash fixed asset write-off (5)	(37)	1,062	2,894	1,062
Related party Tax Receivable Agreement expense (6)	—	61,801	—	61,801
Adjusted EBITDA from continuing operations	284,404	291,956	568,219	602,295

(1)	Service and interest cost of our OPEB plans. Also includes a mark‑to‑market loss (gain) for plan assets as of December of each year.

(2)	Legal, accounting, printing and registration fees associated with the initial and follow-on public offerings.

(3)	Non‑cash loss from foreign currency remeasurement of non‑operating liabilities of our non‑U.S. subsidiaries where the functional currency is the U.S. dollar.

(4)	Non-cash expense for stock-based compensation grants.

(5)	Non‑cash fixed asset write‑off recorded for obsolete manufacturing equipment.

(6)	Non-cash expense for future payment to our sole pre-IPO stockholder for tax assets that are expected to be utilized.
Key Operating Metrics
Key operating metrics consist of sales volume, weighted average realized price, production volume, production capacity and capacity utilization.
Sales volume reflects the total volume of GrafTech manufactured graphite electrodes sold for which revenue has been recognized during the period.  Weighted average realized price reflects the total revenues from sales of GrafTech manufactured graphite electrodes for the period divided by the sales volume of the GrafTech manufactured electrodes for that period. Beginning in the first quarter of 2019, sales volume and weighted average realized price are presented excluding re-sales of low-grade graphite electrodes manufactured by third-party suppliers. Sales of these third-party manufactured electrodes are now included in the revenue category of “by-products and other,” which represents a minimal contribution to our profitability.  This change aligns these metrics with management's assessment of our revenue performance and profit margin and will help investors understand the factors that drive our profitability. For comparability purposes, the prior period sales volume and weighted average realized price have been recast to conform to this presentation.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Results of Operations
The Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
The tables presented in our period-over-period comparisons summarize our Condensed Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our Management's Discussion and Analysis ("MD&A"), insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	For the Three Months Ended June 30,		Increase/ Decrease	% Change
	2019	2018
	(Dollars in thousands)

Net sales	$480,390	$456,332	$24,058	5%
Cost of sales	197,047	165,910	31,137	19%
Gross profit	283,343	290,422	(7,079)	(2)%
Research and development	713	581	132	23%
Selling and administrative expenses	15,394	16,239	(845)	(5)%
Operating income	267,236	273,602	(6,366)	(2)%
Other expense (income), net	863	(974)	1,837	(189)%
Related party Tax Receivable Agreement expense	—	61,801	(61,801)	N/A
Interest expense	32,969	28,667	4,302	15%
Interest income	(731)	(391)	(340)	87%
Income from continuing operations before provision for income taxes	234,135	184,499	49,636	27%
Provision for (benefit from) income taxes	37,767	(17,264)	55,031	(319)%
Net income from continuing operations	196,368	201,763	(5,395)	(3)%
Loss from discontinued operations, net of tax	—	(315)	315	(100)%
Net income	$196,368	$201,448	$(5,080)	(3)%
Net sales. Net sales increased from $456.3 million in the three months ended June 30, 2018 to $480.4 million in the three months ended June 30, 2019. The increase was primarily driven by a 6% increase in sales volume of graphite electrodes. Additionally, the weighted average realized price increased to $10,014 per MT in the three months ended June 30, 2019 compared to $9,783 per MT in the same period of the prior year.
Cost of sales. We experienced increases in cost of sales from $165.9 million in the three months ended June 30, 2018 to $197.0 million in the three months ended June 30, 2019. This increase was primarily the result of sales of inventory that was manufactured using higher priced needle coke.
Selling and administrative expenses. Selling and administrative expenses decreased by $0.8 million, or 5%, from $16.2 million in the three months ended June 30, 2018 to $15.4 million in the three months ended June 30, 2019. This change was primarily due to the $1.3 million of costs related to our public offerings in the three months ended June 30, 2018, which did not occur in the same period of 2019. These savings were partially offset by increases in selling and administrative expenses from increased headcount and ongoing costs of being a public company.
Other expense (income). Other expense (income) increased from $1.0 million of income in the three months ended June 30, 2018 to $0.9 million of expense in the three months ended June 30, 2019, primarily due to disadvantageous non‑cash foreign currency impacts on non‑operating assets and liabilities.
Interest Expense. Interest expense increased from $28.7 million in the three months ended June 30, 2018, to $33.0 million in the three months ended June 30, 2019, primarily due to additional borrowings resulting from the June 2018 First Amendment to the 2018 Credit Agreement.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Provision for income taxes. The following table summarizes the expense for income taxes:

	For the Three Months Ended June 30,
	2019	2018
	(Dollars in thousands)

Tax expense (benefit)	$37,767	$(17,264)
Pretax income	234,135	184,499
Effective tax rates	16.1%	(9.4)%
The effective tax rate for the three months ended June 30, 2019 was 16.1% This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates.
The effective tax rate for the three months ended June 31, 2018 was (9.4)%. This rate rate differs from the current U.S. statutory rate of 21% primarily due to the partial release of a valuation allowance recorded against the deferred tax asset related to U.S. tax attributes and the tax impact of worldwide earnings from various countries taxed at different rates. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.
The tax expense changed from a benefit of $(17.3) million for the quarter ended June 30, 2018 to a tax expense of $37.8 million for the quarter ended June 30, 2019. This change is primarily related the partial release of the valuation allowance recorded in the three months ended June 30, 2018.
The Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
The tables presented in our period-over-period comparisons summarize our Condensed Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our MD&A, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	For the Six Months Ended June 30,		Increase/ Decrease	% Change
	2019	2018
	(Dollars in thousands)

Net sales	$955,384	$908,231	$47,153	5%
Cost of sales	392,571	311,059	81,512	26%
Gross profit	562,813	597,172	(34,359)	(6)%
Research and development	1,350	1,010	340	34%
Selling and administrative expenses	30,620	32,115	(1,495)	(5)%
Operating income	530,843	564,047	(33,204)	(6)%
Other expense	1,330	1,031	299	29%
Related party Tax Receivable Agreement expense	—	61,801	(61,801)	N/A
Interest expense	66,669	66,532	137	—%
Interest income	(1,145)	(506)	(639)	126%
Income from continuing operations before provision for income taxes	463,989	435,189	28,800	7%
Provision for income taxes	70,185	11,379	58,806	517%
Net income from continuing operations	393,804	423,810	(30,006)	(7)%
Income from discontinued operations, net of tax	—	1,311	(1,311)	(100)%
Net income	$393,804	$425,121	$(31,317)	(7)%
Net sales. Net sales increased by $47.2 million, or 5%, from $908.2 million in the six months ended June 30, 2018 to $955.4 million in the six months ended June 30, 2019. This increase was driven by a 7% increase in sales volume in the six months ended June 30, 2019 compared to the same period in 2018, primarily due to the completion of our debottlenecking initiative. The

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

weighted average realized price of GrafTech manufactured graphite electrodes was $9,984 per MT in the six months ended June 30, 2019 and was in line with the $9,885 per MT we realized in the six months ended June 30, 2018.
Cost of sales. Cost of sales increased by $81.5 million, or 26%, from $311.1 million in the six months ended June 30, 2018 to $392.6 million in the six months ended June 30, 2019. This increase was primarily the result of higher input costs for needle coke and higher volumes primarily due to our debottlenecking projects coming online.
Selling and administrative expenses. Selling and administrative expenses decreased by $1.5 million, or 5%, from $32.1 million in the six months ended June 30, 2018 to $30.6 million in the six months ended June 30, 2019. This change was primarily due to the $3.8 million of costs related to our public offerings in the six months ended June 30, 2018, which did not occur in the same period in 2019. These savings were partially offset by increases in selling and administrative expenses from increased headcount and ongoing costs of being a public company.
Other expense (income). Other expense decreased by $0.3 million, or 29%, from $1.0 million in the six months ended June 30, 2018 to $1.3 million in the six months ended June 30, 2019. This decrease was primarily due to advantageous non‑cash foreign currency impacts on non‑operating assets and liabilities.
Interest expense. Interest expense was consistent in the six months ended June 30, 2019 compared to the same period of 2018. In the first quarter of 2018, we redeemed our Senior Notes resulting in accelerated accretion of the fair value adjustment on the Senior Notes of $18.7 million and a premium redemption of $4.8 million. This decrease was offset by increased borrowing costs due to higher levels of debt in the six months ended June 30, 2019.
Provision for income taxes. The following table summarizes the expense for income taxes:

	For the Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)

Tax expense	$70,185	$11,379
Pretax income	463,989	435,189
Effective tax rates	15.1%	2.6%
The effective tax rate for the six months ended June 30, 2019 was 15.1%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates.
The effective tax rate for the six months ended June 30, 2018 was 2.6%. This rate differed from the U.S. statutory rate of 21% primarily due to the partial release of a valuation allowance recorded against the deferred tax asset related to U.S. tax attributes and the tax impact of worldwide earnings from various countries taxed at different rates. The recognition of the valuation allowance does not result in or limit the Company's ability to utilize these tax assets in the future.
Tax expense increased from $11.4 million for the six months ended June 30, 2018, to $70.2 million for the six months ended June 30, 2019. This change is primarily due to the partial release, in the second quarter of 2018, of a valuation allowance recorded against the deferred tax asset related to U.S. tax attributes.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The impact of these changes in the average exchange rates of other currencies against the U.S. dollar on our net sales was a decrease of $1.0 and $3.8 million for the three and six months ended June 30, 2019, respectively, compared to the same period of 2018. The impact of these changes on our cost of sales was an decrease of $2.9 million and $8.6 million for the three and six months ended June 30, 2019, respectively, compared to the same period of 2018.
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
We believe that we have adequate liquidity to meet our needs. As of June 30, 2019, we had liquidity of $452.2 million consisting of $246.9 million of availability on our 2018 Revolving Facility (subject to continued compliance with the financial covenants and representations) and cash and cash equivalents of $205.3 million. We had long‑term debt of $1,991.3 million and short‑term debt of $43.5 million as of June 30, 2019. As of December 31, 2018, we had liquidity of $295.4 million consisting of $245.5 million available on our 2018 Revolving Facility (subject to continued compliance with the financial covenants and representations) and cash and cash equivalents of $49.9 million. We had long‑term debt of $2,050.3 million and short‑term debt of $106.3 million as of December 31, 2018.
As of June 30, 2019 and December 31, 2018, $39.0 million and $38.4 million, respectively, of our cash and cash equivalents were located outside of the United States. We repatriate funds from our foreign subsidiaries through dividends. All of our subsidiaries face the customary statutory limitation that distributed dividends do not exceed the amount of retained and current earnings. In addition, for our subsidiary in South Africa, the South Africa Central Bank imposes that certain solvency and liquidity ratios remain above defined levels after the dividend distribution, which historically has not materially affected our ability to repatriate cash from this jurisdiction. The cash and cash equivalents balances in South Africa were $2.0 million and $0.2 million as of June 30, 2019 and December 31, 2018, respectively. Upon repatriation to the United States, the foreign source portion of dividends we receive from our foreign subsidiaries is no longer subject to U.S. federal income tax as a result of the Tax Act.
Cash flow and plans to manage liquidity. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of tax payments, timing of capital expenditures, acquisitions, divestitures and other factors. Cash flow from operations is expected to remain at positive sustained levels due to the predictable earnings generated by our three-to-five-year sales contracts with our customers.
As of June 30, 2019 and December 31, 2018, we had access to the $250 million 2018 Revolving Facility. We had $3.1 million of letters of credit, for a total availability on the 2018 Revolving Facility of $246.9 million. We also had $1.6 million of surety bonds outstanding as of June 30, 2019 and $0.5 million as of December 31, 2018.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
On July 30, 2019, our Board of Directors authorized a program to repurchase up to $100 million of our outstanding common stock. We may purchase shares from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18 plans. The amount and timing of repurchases are subject to a variety of factors including liquidity, stock price, applicable legal requirements, other business objectives and market conditions.
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
On February 13, 2019, we repaid $125 million on our 2018 Term Loan Facility. We are targeting to return approximately 50-60% of our cash flow after capital expenditures to stockholders in 2019 with the remainder to be used for debt repayment. During the six months ended June 30, 2019, we paid $74.8 million to various tax collecting agencies worldwide.
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
Cash Flows
The following table summarizes our cash flow activities:

	For the Six Months Ended June 30,
	2019	2018
	in millions
Cash flow provided by (used in):
Operating activities	$359.0	$377.7
Investing activities	$(29.1)	$(27.9)
Financing activities	$(174.4)	$(195.8)
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
During the six months ended June 30, 2019, changes in working capital resulted in a net use of funds of $102.5 million which was impacted by:

•
net cash outflows in accounts receivable of $65.1 million from the increase in accounts receivable due to the timing of sales and collections, as shipments in the second quarter of 2019 were weighted towards the latter part of the quarter;

•	net cash outflows from increases in inventory of $16.1 million, due primarily to higher priced raw materials;

•	net cash inflows from the utilization of prepaid assets of $3.3 million;

•	net cash outflows from decreased income taxes payable of $27.6 million resulting from required tax payments as our profitability has increased; and

•	net cash inflows from increases in accounts payable and accruals of $2.2 million, due to the timing of payments.
Uses of cash in the six months ended June 30, 2019 included contributions to pension and other benefit plans of $1.6 million, cash paid for interest of $62.8 million and taxes paid of $74.8 million.
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
Investing Activities
Net cash used investing activities was $29.1 million during the six months ended June 30, 2019, resulting from capital expenditures.
Net cash used investing activities was $27.9 million during the six months ended June 30, 2018 resulting from capital expenditures of $28.7 million partially offset by proceeds from the sale of fixed assets of $0.8 million.
 Financing Activities
Net cash outflow from financing activities was $174.4 million during the six months ended June 30, 2019, which was the result of our $125.0 million payment on our long-term debt and $49.4 million of total dividends to stockholders.
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
The outstanding foreign currency derivatives represented no net unrealized gain or loss as of June 30, 2019 and December 31, 2018.
Energy commodity management. We have entered into commodity derivative contracts to effectively fix some or all of our exposure to refined oil products. The outstanding commodity derivative contracts represented a net unrealized pre-tax gain of $14.2 million and net unrealized pre-tax loss of $10.7 million as of June 30, 2019 and December 31, 2018, respectively.
Sensitivity analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the underlying exposures as well as on the fair values of our derivatives. The sensitivity analysis for the derivatives represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction.
We had no interest rate derivative instruments outstanding as of June 30, 2019. A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $10.5 million for the six months ended June 30, 2019.
As of June 30, 2019, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a corresponding decrease of $4.3 million or a corresponding increase of $4.3 million, respectively, in the fair value of the foreign currency hedge portfolio.
A 10% increase or decrease in the value of the underlying commodity prices that we hedge would result in a corresponding increase or decrease of $12.2 million in the fair value of the commodity hedge portfolio as of June 30, 2019. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
For further information related to the financial instruments described above, see Note 11 "Derivative Instruments" to the Consolidated Financial Statements.
Item 4. Controls and Procedures

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective at the reasonable assurance level as of June 30, 2019.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Litigation has been pending in Brazil brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded in favor of the employees, by the Brazilian Supreme Court to the lower courts for further proceedings which included procedural aspects of the case, such as admissibility of instruments filed by the parties. An interim appeal by the Bahia region employers was further denied on June 26, 2019, and further appeals continue to be considered. On October 1, 2015, an action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. In the first quarter of 2017, the state court ruled in favor of the employees. We have appealed this ruling as well and intend to vigorously defend it. As of June 30, 2019, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
On March 1, 2019, the Department of Sustainable Development of the State of Nuevo León provided notice of an administrative proceeding with respect to the Company's Monterrey facility. The proceeding requires the Company to design and implement certain corrective measures involving certain potential violations of state environmental law relating to emissions. The Company is cooperating with the Department with respect to this matter. [UPDATE]
Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in Part I - Item 1A of our Annual Report on Form 10-K filed on February 22, 2019.

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 6. Exhibits
The exhibits listed in the following table have been filed as part of this Report.

Exhibit Number	Description of Exhibit

3.1
Amended and Restated Certificate of Incorporation of GrafTech International Ltd. (incorporated by reference to Exhibit 3.1 to GrafTech International Ltd.'s Quarterly Report on Form 10-Q filed May 1, 2019).

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

GRAFTECH INTERNATIONAL LTD.
Date:	July 31, 2019	By:	/s/ Quinn J. Coburn
Quinn J. Coburn
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)