Form 10-Q
period 2019-09-30
GRAFTECH INTERNATIONAL LTD
filed 2019-11-07
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from______ to ______

Commission file number: 1-13888

GRAFTECH INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Delaware	27-2496053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

982 Keynote Circle	44131
Brooklyn Heights, OH	(Zip code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (216) 676-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	EAF	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a)of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of October 31, 2019, 289,532,927 shares of common stock, par value $0.01 per share, were outstanding.

Presentation of Financial, Market and Legal Data
We present our financial information on a consolidated basis. Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.
Unless otherwise specifically noted, market and market share data in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 (the "Report") are our own estimates or derived from sources described in our Annual Report on Form 10-K for the year ended December 31, 2018 ("Annual Report on Form 10-K") filed on February 22, 2019. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Forward Looking Statements” and “Risk Factors” in this Report and in our Annual Report on Form 10-K. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources has consented to the disclosure or use of data in this Report.
Forward Looking Statements
Some of the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Report may contain forward-looking statements that reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as "will," "may," "plan," "estimate," "project," "believe," "anticipate," "expect," "intend," "should," "would," "could," "target," "goal," "continue to," "positioned to" or the negative version of those words or other comparable words. Any forward-looking statements contained in Report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. Our expectations and targets are not predictions of actual performance and historically our performance has deviated, often significantly, from our expectations and targets. These forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

•	the cyclical nature of our business and the selling prices of our products may lead to periods of reduced profitability and net losses in the future;

•	the possibility that we may be unable to implement our business strategies, including our initiative to secure and maintain longer-term customer contracts, in an effective manner;

•	the possibility that tax legislation could adversely affect us or our stockholders;

•	pricing for graphite electrodes has historically been cyclical and the price of graphite electrodes may decline in the future;

•	the sensitivity of our business and operating results to economic conditions and the possibility others may not be able to fulfill their obligations to us in a timely fashion or at all;

•	our dependence on the global steel industry generally and the electric arc furnace ("EAF") steel industry in particular;

•	the possibility that global graphite electrode overcapacity may adversely affect graphite electrode prices;

•	the competitiveness of the graphite electrode industry;

•	our dependence on the supply of petroleum needle coke;

•	our dependence on supplies of raw materials (in addition to petroleum needle coke) and energy;

•	the possibility that our manufacturing operations are subject to hazards;

•	changes in, or more stringent enforcement of, health, safety and environmental regulations applicable to our manufacturing operations and facilities;

•	the legal, compliance, economic, social and political risks associated with our substantial operations in multiple countries;

•	the possibility that fluctuation of foreign currency exchange rates could materially harm our financial results;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
Unaudited

	As of September 30, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$381,164	$49,880
Accounts and notes receivable, net of allowance for doubtful accounts of $4,163 as of September 30, 2019 and $1,129 as of December 31, 2018	264,157	248,286
Inventories	314,955	293,717
Prepaid expenses and other current assets	40,481	46,168
Total current assets	1,000,757	638,051
Property, plant and equipment	708,267	688,842
Less: accumulated depreciation	207,444	175,137
Net property, plant and equipment	500,823	513,705
Deferred income taxes	48,237	71,707
Goodwill	171,117	171,117
Other assets	104,735	110,911
Total assets	$1,825,669	$1,505,491
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,856	$88,097
Short-term debt	70,861	106,323
Accrued income and other taxes	58,916	82,255
Other accrued liabilities	48,707	50,452
Related party payable - tax receivable agreement	23,852	—
Total current liabilities	276,192	327,127
Long-term debt	1,965,501	2,050,311
Other long-term obligations	77,759	72,519
Deferred income taxes	50,484	45,825
Related party payable - tax receivable agreement	62,625	86,478
Contingencies – Note 9
Stockholders’ equity:
Preferred stock, par value $0.01, 300,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01, 3,000,000,000 shares authorized, 289,658,478 shares issued and outstanding as of September 30, 2019 and 290,537,612 as of December 31, 2018	2,897	2,905
Additional paid-in capital	818,720	819,622
Accumulated other comprehensive loss	(23,677)	(5,800)
Accumulated deficit	(1,404,832)	(1,893,496)
Total stockholders’ deficit	(606,892)	(1,076,769)

Total liabilities and stockholders’ equity	$1,825,669	$1,505,491
See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$420,797	$454,890	$1,376,181	$1,363,121
Cost of sales	178,497	180,280	571,068	491,339
Gross profit	242,300	274,610	805,113	871,782
Research and development	611	518	1,961	1,528
Selling and administrative expenses	15,708	14,234	46,328	46,349
Operating profit	225,981	259,858	756,824	823,905

Other (income) expense, net	(688)	1,502	642	2,533
Related party Tax Receivable Agreement expense	—	—	—	61,801
Interest expense	31,803	33,855	98,472	100,387
Interest income	(1,765)	(562)	(2,910)	(1,068)
Income from continuing operations before provision for income taxes	196,631	225,063	660,620	660,252

Provision for income taxes	20,755	24,871	90,940	36,250
Net income from continuing operations	175,876	200,192	569,680	624,002

(Loss) income from discontinued operations, net of tax	—	(726)	—	585

Net income	$175,876	$199,466	$569,680	$624,587

Basic income per common share*:
Net income per share	$0.61	$0.67	$1.96	$2.08
Net income from continuing operations per share	$0.61	$0.68	$1.96	$2.08
Weighted average common shares outstanding	290,112,233	296,136,564	290,410,859	300,173,831
Diluted income per common share*:
Income per share	$0.61	$0.67	$1.96	$2.08
Diluted income from continuing operations per share	$0.61	$0.68	$1.96	$2.08
Weighted average common shares outstanding	290,127,296	296,145,453	290,422,351	300,178,704

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net income	$175,876	$199,466	$569,680	$624,587
Other comprehensive income:
Foreign currency translation adjustments, net of tax of ($92), $0, ($128), and $0, respectively	(13,597)	(3,601)	(13,519)	(17,379)
Commodity and interest rate derivatives, net of tax of $6,972, $0, $1,065 and $0, respectively	(25,934)	5,890	(4,358)	31,629
Other comprehensive (loss) income, net of tax:	(39,531)	2,289	(17,877)	14,250
Comprehensive income	$136,345	$201,755	$551,803	$638,837
*See Notes 1 and 13
See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flow from operating activities:
Net income	$569,680	$624,587
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	46,387	47,746
Related party Tax Receivable Agreement expense	—	61,801
Deferred income tax provision (benefit)	28,696	(18,184)
Loss on extinguishment of debt	—	23,827
Interest expense	4,764	3,747
Other charges, net	17,689	9,652
Net change in working capital*	(80,311)	(143,695)
Change in long-term assets and liabilities	(2,133)	2,763
Net cash provided by operating activities	584,772	612,244
Cash flow from investing activities:
Capital expenditures	(44,053)	(47,632)
Proceeds from the sale of assets	98	866
Net cash used in investing activities	(43,955)	(46,766)
Cash flow from financing activities:
Short-term debt, net	—	(12,607)
Revolving Facility reductions	—	(45,692)
Debt issuance costs	—	(27,326)
Proceeds from the issuance of long-term debt, net of original issuance discount	—	2,235,000
Repayment of Senior Notes	—	(304,782)
Related party Promissory Note repayment	—	(750,000)
Repurchase of common stock	(9,484)	(225,000)
Principal repayments on long-term debt	(125,000)	(28,125)
Dividends paid to non-related-party	(15,505)	(7,651)
Dividends paid to related-party	(58,507)	(1,308,538)
Net cash used in financing activities	(208,496)	(474,721)
Net change in cash and cash equivalents	332,321	90,757
Effect of exchange rate changes on cash and cash equivalents	(1,037)	(1,615)
Cash and cash equivalents at beginning of period	49,880	13,365
Cash and cash equivalents at end of period	$381,164	$102,507

* Net change in working capital due to changes in the following components:
Accounts and notes receivable, net	$(20,727)	$(96,045)
Inventories	(19,908)	(93,755)
Prepaid expenses and other current assets	5,703	7,828
Income taxes payable	(28,152)	35,358
Accounts payable and accruals	(17,336)	4,336
Interest payable	109	(1,417)
Net change in working capital	$(80,311)	$(143,695)

See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands, except share data)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income(Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2018	290,537,612	$2,905	$819,622	$(5,800)	$(1,893,496)	$(1,076,769)
Comprehensive income (loss):
Net income	—	—	—	—	197,436	197,436
Other comprehensive income (loss):
Commodity and foreign currency derivatives income, net of tax of ($7,295)	—	—	—	27,113	—	27,113
Commodity and foreign currency derivatives reclassification adjustments, net of tax of $392	—	—	—	(1,456)	—	(1,456)
Foreign currency translation adjustments, net of tax of ($3)	—	—	—	(3,539)	—	(3,539)
Total other comprehensive income	—	—	—	22,118	—	22,118
Stock-based compensation			293			293
Dividends paid to related party stockholder ($0.085 per share)	—	—	—	—	(19,502)	(19,502)
Dividends paid to non-related party stockholders ($0.085 per share)	—	—	—	—	(5,194)	(5,194)
Balance as of March 31, 2019	290,537,612	$2,905	$819,915	$16,318	$(1,720,756)	$(881,618)
Comprehensive income (loss):
Net income	—	—	—	—	196,368	196,368
Other comprehensive income (loss):
Commodity and foreign currency derivatives income, net of tax of $603	—	—	—	(2,472)	—	(2,472)
Commodity and foreign currency derivatives reclassification adjustments, net of tax of $393	—	—	—	(1,609)	—	(1,609)
Foreign currency translation adjustments, net of tax of ($33)	—	—	—	3,617	—	3,617
Total other comprehensive loss	—	—	—	(464)	—	(464)
Stock-based compensation			570			570
Dividends paid to related party stockholder ($0.085 per share)	—	—	—	—	(19,503)	(19,503)
Dividends paid to non-related party stockholders ($0.085 per share)	—	—	—	—	(5,191)	(5,191)
Balance as of June 30, 2019	290,537,612	$2,905	$820,485	$15,854	$(1,549,082)	$(709,838)
Comprehensive income (loss):
Net income	—	—	—	—	175,876	175,876
Other comprehensive loss:
Commodity, foreign currency and interest rate derivative income, net of tax of $6,306	—	—	—	(23,456)	—	(23,456)
Commodity and foreign currency derivatives reclassification adjustments, net of tax of $666	—	—	—	(2,478)	—	(2,478)
Foreign currency translation adjustments, net of tax of ($92)	—	—	—	(13,597)	—	(13,597)
Total other comprehensive loss	—	—	—	(39,531)	—	(39,531)
Stock-based compensation			705			705
Dividends paid to related party stockholder ($0.085 per share)	—	—	—	—	(19,502)	(19,502)
Dividends paid to non-related party stockholders ($0.085 per share)	—	—	—	—	(5,118)	(5,118)
Common stock repurchases and retirement	(879,134)	(8)	(2,470)		(7,006)	(9,484)
Balance as of September 30, 2019	289,658,478	$2,897	$818,720	$(23,677)	$(1,404,832)	$(606,892)

Cont'd	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income(Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2017(1)	302,225,923	$3,022	$851,315	$20,289	$(261,411)	$613,215
Comprehensive income (loss):
Net income	—	—	—	—	223,673	223,673
Other comprehensive income (loss):
Commodity and foreign currency derivatives loss, net of tax of $0	—	—	—	(6,113)	—	(6,113)
Foreign currency translation adjustments	—	—	—	5,040	—	5,040
Total other comprehensive loss	—	—	—	(1,073)	—	(1,073)
Dividends paid to related party stockholder ($3.68 per share)	—	—	—	—	(1,112,000)	(1,112,000)
Balance as of March 31, 2018(1)	302,225,923	$3,022	$851,315	$19,216	$(1,149,738)	$(276,185)
Comprehensive income (loss):
Net income	—	—	—	—	201,448	201,448
Other comprehensive income (loss):
Commodity and foreign currency derivatives loss, net of tax of $0	—	—	—	31,852	—	31,852
Foreign currency translation adjustments	—	—	—	(18,818)	—	(18,818)
Total other comprehensive income	—	—	—	13,034	—	13,034
Stock-based compensation	—	—	181	—	—	181
Related-party promissory note repayment	—	—	—	—	(750,000)	(750,000)
Dividends paid to related party stockholder ($0.59 per share)	—	—	—	—	(177,040)	(177,040)
Dividends paid to non-related party stockholders ($0.085 per share)	—	—	—	—	(2,457)	(2,457)
Balance as of June 30, 2018	302,225,923	$3,022	$851,496	$32,250	$(1,877,787)	$(991,019)
Comprehensive income (loss):
Net income	—	—	—	—	199,466	199,466
Other comprehensive income (loss):
Commodity and foreign currency derivatives loss, net of tax of ($9,871)	—	—	—	5,890	—	5,890
Foreign currency translation adjustments	—	—	—	(3,601)	—	(3,601)
Total other comprehensive income	—	—	—	2,289	—	2,289
Stock-based compensation	—	—	475	—	—	475
Dividends paid to related party stockholder ($0.085 per share)	—	—	—	—	(19,498)	(19,498)
Dividends paid to non-related party stockholders ($0.085 per share)	—	—	—		(5,194)	(5,194)
Common stock repurchases and retirement	(11,688,311)	(117)	(32,844)	—	(192,042)	(225,003)
Balance as of September 30, 2018	290,537,612	$2,905	$819,127	$34,539	$(1,895,055)	$(1,038,484)
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
Earnings per share
The calculation of basic earnings per share is based on the number of common shares outstanding after giving effect to the stock split effected on April 12, 2018 and the common stock repurchases on August 13, 2018 and during the third quarter of 2019. Diluted earnings per share recognizes the dilution that would occur if stock options, deferred stock units or restricted stock units were exercised or converted into common shares. See Note 13 "Earnings Per Share".
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326), which introduces the Current Expected Credit Losses ("CECL") accounting model. CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. CECL utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. ASU No. 2016-13 is effective for the the Company on January 1, 2020. The Company is currently evaluating the impact of this standard.

(2)	Revenue from Contracts with Customers
Disaggregation of Revenue
The following table provides information about disaggregated revenue by type of product and contract for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Graphite Electrodes - Three-to-five-year take-or-pay contracts	$334,097	$359,405	$1,107,742	$976,852
Graphite Electrodes - Short-term agreements and spot sales	67,704	51,475	191,249	261,949
By-products and other	18,996	44,010	77,190	124,320
Total Revenues	$420,797	$454,890	$1,376,181	$1,363,121
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
Contract Balances
Receivables, net of allowances for doubtful accounts, were $264.2 million as of September 30, 2019 and $248.3 million as of December 31, 2018. Accounts receivables are recorded when the right to consideration becomes unconditional. Payment terms on invoices range from 30 to 120 days depending on the customary business practices of the jurisdictions in which we do business.
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
The following table provides information about deferred revenue from contracts with customers (in thousands):

	Current deferred revenue	Long-Term deferred revenue
	(Dollars in thousands)
Balance as of December 31, 2018	$5,380	$7,716
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(4,606)	—
Increases due to cash received, excluding amounts recognized as revenue during the period	2,144	—
Foreign currency impact	4	(220)
Balance as of September 30, 2019	$2,922	$7,496

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

Three-to-five-year take-or-pay contracts
(Dollars in thousands)
Remainder of 2019	347,097
2020	1,366,579
2021	1,211,036
2022	1,144,574
Thereafter	29,461
Total	$4,098,747
In addition to the expected remaining revenue to be recognized with the longer-term sales contracts, the Company recorded $1,107.7 million of revenue pursuant to these contracts in the nine months ended September 30, 2019.

(3)	Leases
We lease certain transportation and mobile manufacturing equipment such as railcars and forklifts, as well as real estate.
The Company adopted ASU 2016-02 "Leases: (Topic 842) ("ASC 842") on January 1, 2019. ASC 842 requires that all leases, financing and operating, be included on the balance sheet. The Company adopted ASC 842 using the modified retrospective approach under which prior periods’ financial statements are not restated and a cumulative-effect adjustment to retained earnings at the beginning of the period of adoption is recorded, if applicable. The Company elected to adopt the transition package of practical expedients for lease identification, classification, initial direct costs and hindsight. At the adoption of ASC 842 on January 1, 2019, the Company recognized right-of-use ("RoU") assets and corresponding operating lease liabilities of $7.5 million, with no cumulative-effect adjustment to retained earnings.
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Components of lease expense are as follows:

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
	(Dollars in thousands)
Operating lease cost	1,078	3,162
Short-term lease cost	2	12
Variable lease cost	49	234
Total lease cost	$1,129	$3,408

Supplemental cash-flow and other information related to leases is as follows:

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
	(Dollars in thousands)
RoU assets obtained in exchange for new operating lease liabilities (non-cash)	676	2,752
Operating (use of cash) from operating leases	(1,120)	(3,192)
Supplemental balance sheet information related to leases is as follows:

As of September 30, 2019
(Dollars in thousands)
Operating RoU Assets*	$7,228
*Amount included in Other assets

Current operating lease liabilities	3,752
Non-current operating lease liabilities	3,462
Total operating lease liabilities**	$7,214
**Amounts included in other accrued liabilities and other long-term obligations

Weighted average remaining lease term (in years)	2.60
Weighted average discount rate - operating leases	5.62%
As of September 30, 2019, lease commitments under non-cancelable operating leases extending for one year or more will require the following future payments:

(Dollars in thousands)
Remainder 2019	$1,085
2020	3,422
2021	2,085
2022	561
2023	322
2024 and thereafter	381
Total lease payments	$7,856
Less: Imputed interest	(642)
Present value of lease payments	7,214
Less: Current operating lease liability	(3,752)
Non-current operating lease liability	$3,462

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2019, we have not entered into any additional operating lease commitments that have yet to commence.
Disclosure related to periods prior to adoption of the new lease standard
As of December 31, 2018, lease commitments under non-cancelable operating leases required the following future payments:

(Dollars in thousands)
2019	$4,474
2020	2,747
2021	1,497
2022	334
2023	269
2024 and thereafter	343
Total lease payments	$9,664
Total lease expenses under non-cancelable operating leases approximated $4.9 million in 2018.

(4)	Retirement Plans and Postretirement Benefits
The components of our consolidated net pension costs are set forth in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Service cost	$574	$498	$1,724	$1,494
Interest cost	1,316	1,239	3,948	3,721
Expected return on plan assets	(1,339)	(1,502)	(4,015)	(4,506)
Net cost	$551	$235	$1,657	$709
The components of our consolidated net postretirement costs are set forth in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Service cost	$—	$3	$—	$3
Interest cost	236	229	717	731
Net cost	$236	$232	$717	$734

(5)	Goodwill and Other Intangible Assets
We are required to review goodwill and indefinite-lived intangible assets annually for impairment. Goodwill impairment is tested at the graphite electrodes reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The following tables represent the changes in the carrying value of goodwill and intangibles for the nine months ended September 30, 2019 which are reported in "Other assets" on the balance sheets:

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Goodwill
(Dollars in thousands)
Balance as of December 31, 2018	$171,117
Adjustments	—
Balance as of September 30, 2019	$171,117

Intangible Assets
	As of September 30, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
Trade name	$22,500	$(9,336)	$13,164	$22,500	$(7,721)	$14,779
Technological know-how	55,300	(27,808)	27,492	55,300	(23,503)	31,797
Customer–related intangible	64,500	(18,377)	46,123	64,500	(15,070)	49,430
Total finite-lived intangible assets	$142,300	$(55,521)	$86,779	$142,300	$(46,294)	$96,006
Amortization expense of acquired intangible assets was $3.0 million and $3.2 million in the three months ended September 30, 2019 and 2018, respectively, and $9.2 million and $9.8 million in the nine months ended September 30, 2019 and 2018, respectively. Estimated amortization expense will approximate $2.9 million in the remainder of 2019, $11.4 million in 2020, $10.7 million in 2021, $10.1 million in 2022 and $9.2 million in 2023.

(6)	Debt and Liquidity
The following table presents our long-term debt:

	As of September 30, 2019	As of December 31, 2018
	(Dollars in thousands)
2018 Credit Facility (2018 Term Loan and 2018 Revolving Facility)	$2,035,624	$2,155,883
Other Debt	738	751
Total debt	2,036,362	2,156,634
Less: Short-term debt	(70,861)	(106,323)
Long-term debt	$1,965,501	$2,050,311
On February 13, 2019, we repaid $125 million on our 2018 Term Loan Facility.    The fair value of debt approximated the book value of $2,036.4 million as of September 30, 2019.
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
Refinancing
On February 12, 2018, the Company entered into a credit agreement (the “2018 Credit Agreement”) among the Company, GrafTech Finance Inc., a Delaware corporation and a wholly owned subsidiary of GrafTech (“Finance”), GrafTech Switzerland SA, a Swiss corporation and a wholly owned subsidiary of GrafTech (“Swissco”), GrafTech Luxembourg II S.à.r.l., a Luxembourg société à responsabilité limitée and a wholly owned subsidiary of GrafTech (“Luxembourg Holdco” and, together with Finance and Swissco, the “Co‑Borrowers”), the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A. as administrative agent and as collateral agent, which provides for (i) a $1,500 million senior secured term facility (the “2018 Term Loan Facility”) and (ii) a $250 million senior secured revolving credit facility (the “2018 Revolving Credit Facility” and, together with the 2018 Term Loan Facility, the “Senior Secured Credit Facilities”), which may be used from time to time for revolving credit borrowings denominated in dollars or Euro, the issuance of one or more letters of credit denominated in dollars, Euro, Pounds Sterling or Swiss Francs and one or more swing line loans denominated in dollars. Finance is the sole borrower under the 2018 Term Loan Facility while Finance, Swissco and Luxembourg Holdco are Co‑Borrowers under the 2018 Revolving Credit Facility. On February 12, 2018, Finance borrowed $1,500 million under the 2018 Term Loan Facility (the "2018 Term Loans"). The 2018 Term Loans mature on February 12, 2025. The maturity date for the 2018 Revolving Credit Facility is February 12, 2023.
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
Brookfield Promissory Note
On April 19, 2018, we declared a dividend in the form of a $750 million promissory note (the “Brookfield Promissory Note”) to the sole pre-IPO stockholder. The $750 million Brookfield Promissory Note was conditioned upon (i) the Senior Secured First Lien Net Leverage Ratio (as defined in the 2018 Credit Agreement), as calculated based on our final financial results for the first quarter of 2018, being equal to or less than 1.75 to 1.00, (ii) no Default or Event of Default (each as defined in the 2018 Credit Agreement) having occurred and continuing or that would result from the $750 million Brookfield Promissory Note and (iii) the satisfaction of the conditions occurring within 60 days from the dividend record date. Upon publication of our 2018 first quarter report on Form 10-Q, these conditions were met and, as a result, the Brookfield Promissory Note became payable.
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
The proceeds of the Incremental Term Loans were used to repay, in full, the $750 million of principal outstanding on the Brookfield Promissory Note.

(7)	Inventories
Inventories are comprised of the following:

	As of September 30, 2019	As of December 31, 2018
	(Dollars in thousands)
Inventories:
Raw materials	$94,471	$99,935
Work in process	143,192	125,767
Finished goods	77,292	68,015
Total	$314,955	$293,717
(8)Interest Expense
The following tables present the components of interest expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Interest incurred on debt	$30,222	$32,278	$93,731	$67,751
Related-party Promissory Note interest expense	—	—	—	5,090
Senior Note redemption premium	—	—	—	4,782
Accretion of fair value adjustment on Senior Notes	—	—	—	19,414
Accretion of original issue discount on 2018 Term Loans	549	549	1,647	906
Amortization of debt issuance costs	1,032	1,028	3,094	2,444
Total interest expense	$31,803	$33,855	$98,472	$100,387
Interest Rates
The 2018 Credit Agreement had an effective interest rate of 5.54% as of September 30, 2019. The Old Revolving Facility and Old Term Loan Facility had an effective interest rate of 4.57% as of December 31, 2018 and the Senior Notes had a fixed interest rate of 6.375%, both of which were repaid on February 12, 2018 as part of our refinancing (see Note 6 "Debt and Liquidity"). During the third quarter of 2019, the Company entered into four interest rate swap contracts to fix our cash flows associated with the risk in variability in the one-month US LIBO Rate for a portion of our outstanding debt. See Note 11 "Derivative Instruments" for details of these transactions.
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
Litigation has been pending in Brazil brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union is currently evaluating the merits of seeking annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We have appealed this state court ruling as well and intend to vigorously defend it. As of September 30, 2019, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the nine months ended September 30, 2019, are presented below:

(Dollars in thousands)
Balance as of December 31, 2018	$1,528
Product warranty accruals and adjustments	700
Settlements	(656)
Balance as of September 30, 2019	$1,572
Tax Receivable Agreement
On April 23, 2018, the Company entered into a tax receivable agreement (the "TRA") that provides Brookfield, as the sole pre-IPO stockholder, the right to receive future payments from us for 85% of the amount of cash savings, if any, in U.S. federal income tax and Swiss tax that we and our subsidiaries realize as a result of the utilization of certain tax assets attributable to periods prior to our IPO, including certain federal net operating losses ("NOLs"), previously taxed income under Section 959 of the Code, foreign tax credits, and certain NOLs in Swissco (collectively, the "Pre‑IPO Tax Assets"). In addition, we will pay interest on the payments we will make to Brookfield with respect to the amount of these cash savings from the due date (without extensions) of our tax return where we realize these savings to the payment date at a rate equal to LIBO Rate plus 1.00% per annum. The term of the TRA commenced on April 23, 2018 and will continue until there is no potential for any future tax benefit payments.
There was no liability recognized on the date we entered into the TRA as there was a full valuation allowance recorded against our deferred tax assets. During the second quarter of 2018, it was determined that the conditions were appropriate for the Company to release a valuation allowance of certain tax assets as we exited our three year cumulative loss position. This release and subsequent adjustment in the fourth quarter resulted in an $86.5 million liability related to the TRA as of December 31, 2018. In the first quarter of 2019, we reclassified $23.9 million to the current liability "Related party payable - tax receivable agreement" on the balance sheet, as we expect this portion to be settled within twelve months. $62.6 million of the liability remains as a long-term liability in "Related party payable - tax receivable agreement" on the balance sheet as of September 30, 2019.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term Incentive Plan
The long-term incentive plan ("LTIP") was adopted by the Company effective as of August 17, 2015, as amended and restated as of March 15, 2018. The purpose of the plan is to retain senior management of the Company, to incentivize them to make decisions with a long-term view and to influence behavior in a way that is consistent with maximizing value for the pre-IPO stockholder of the Company in a prudent manner. Each participant is allocated a number of profit units, with a maximum of 30,000 profit units (or Profit Units) available under the plan. Awards of Profit Units generally vest in equal increments over a five-year period beginning on the first anniversary of the grant date and subject to continued employment with the Company through each vesting date. Any unvested Profit Units that have not been previously forfeited will accelerate and become fully vested upon a ‘‘Change in Control’’ (as defined below).
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
Given the successful completion of the IPO in the second quarter of 2018, it is reasonably possible that a Change in Control, as defined above, may ultimately happen and that the awarded Profit Units will be subsequently paid out to the participants. Assuming 100% vesting of the awarded Profit Units and depending on Brookfield’s sales proceeds, the potential liability triggered by a Change in Control is estimated to be in the range of $65 million to $90 million. As of September 30, 2019, the awards are 80% vested.

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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the provision for income taxes for the three and nine months ended September 30, 2019 and September 30, 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)

Tax expense	$20,755	$24,871	$90,940	$36,250
Pretax income	196,631	225,063	660,620	660,252
Effective tax rates	10.6%	11.1%	13.8%	5.5%
The effective tax rate for the three months ended September 30, 2019 was 10.6%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates and was further improved by the provision to return adjustment recorded in the third quarter of 2019 as a result of filing income tax returns in foreign jurisdictions.
The effective tax rate for the three months ended September 30, 2018 was 11.1%. This rate differs from the U.S. statutory rate of 21% primarily due to the partial release of a valuation allowance recorded against the deferred tax asset related to U.S. tax attributes and the tax impact of worldwide earnings from various countries taxed at different rates.
Tax expense decreased from $24.9 million for the three months ended September 30, 2018 to $20.8 million for the three months September 30, 2019. This change is primarily related to the reduction in profits and further reduced by the provision to return adjustment recorded in the third quarter of 2019 as a result of filing income tax returns in foreign jurisdictions.
The effective tax rate for the nine months ended September 30, 2019 was 13.8%. This rate differs from the 2019 U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates.
The effective tax rate for the nine months ended September 30, 2018 was 5.5%. This rate differs from the U.S. statutory rate of 21% primarily due to the partial release of a valuation allowance recorded against the deferred tax asset related to U.S. tax attributes and the tax impact of worldwide earnings from various countries taxed at different rates.
Tax expense increased from $36.3 million in the nine months ended September 30, 2018 to $90.9 million in the nine months ended September 30, 2019, primarily due to a partial release in the first nine months of 2018 of a valuation allowance recorded against the deferred tax asset related to U.S. tax attributes.
As of September 30, 2019, we had unrecognized tax benefits of $2.2 million which, if recognized, would have a favorable impact on our effective tax rate.
We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. All U.S. federal tax years prior to 2015 are generally closed by statute or have been audited and settled with the applicable domestic tax authorities. All other jurisdictions are still open to examination beginning after 2012.
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

Tax Cuts and Jobs Act
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the "Tax Act"), which significantly revised the U.S. corporate income tax system. These changes included a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures which have the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low taxed income ("GILTI"). In general, these changes were effective beginning in 2018. The

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Tax Act also included a one-time mandatory deemed repatriation or transition tax on the accumulated previously untaxed foreign earnings of our foreign subsidiaries.
On August 1, 2018, the U.S. Department of Treasury and the U.S. Internal Revenue Service ("IRS") issued proposed regulations under code section 965 and on January 15, 2019, the IRS issued final 965 regulations. As of September 30, 2019, the tax impact of the final 965 regulations to the Company’s financial statements was immaterial. The Company continues to analyze the effects of the Tax Act and newly issued proposed regulation on its financial statements. The final impact of the Tax Act may differ from the amounts that have been recognized, possibly materially, due to, among other things, changes in the Company’s interpretation of the Tax Act, legislative or administrative actions to clarify the intent of the statutory language provided that differ from the Company’s current interpretation, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates utilized to calculate the impacts, including changes to current year earnings estimates and applicable foreign exchange rates.
The Company also continues to evaluate the impact of the GILTI provisions under the Tax Act, which are complex and subject to continuing regulatory interpretation by the IRS. The Company is required to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company has elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred.

(11)	Derivative Instruments
We use derivative instruments as part of our overall foreign currency, interest rate and commodity risk management strategies to manage the risk of exchange rate movements that would reduce the value of our foreign cash flows, manage the risk associated with fluctuations in interest rate indices and to minimize commodity price volatility. Foreign currency exchange rate movements create a degree of risk by affecting the value of sales made and costs incurred in currencies other than the U.S. dollar.
Certain of our derivative contracts contain provisions that require us to provide collateral. Since the counterparties to these financial instruments are large commercial banks and similar financial institutions, we do not believe that we are exposed to material counterparty credit risk. We do not anticipate nonperformance by any of the counterparties to our instruments. Our derivative assets and liabilities are included within "Other long-term assets", "Prepaid expenses and other current assets", "Long-term liabilities" and "Other current liabilities" on the Condensed Consolidated Balance Sheets and effects of these derivatives are recorded in "Other comprehensive income", "Cost of sales", "Interest expense" and "Other income (expense)" on the Condensed Consolidated Statements of Operations.
Interest rate swap contracts
During the third quarter of 2019, the Company entered into four interest rate swap contracts. The contracts are "pay fixed, receive variable" with notional amounts of $500 million maturing in two years and another $500 million maturing in five years. The Company’s risk management objective was to fix its cash flows associated with the risk in variability in the one-month US LIBO Rate for a portion of our outstanding debt. It is expected that these swaps will fix the cash flows associated with the forecasted interest payments on this notional amount of debt to an effective fixed interest rate of 5.1%, which could be lowered to 4.85% depending on credit ratings. Within Accumulated Other Comprehensive Income we recorded a net unrealized pre-tax gain of $0.7 million as of September 30, 2019. The fair value of these contracts was determined using Level 2 inputs.
Foreign currency derivatives
We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, are used to hedge global currency exposures such as foreign currency denominated debt, sales, receivables, payables, and purchases.
We had no foreign currency cashflow hedges outstanding as of September 30, 2019 and December 31, 2018 and therefore, no unrealized gains or losses reported under accumulated other comprehensive income (loss).
As of September 30, 2019, we had outstanding Mexican peso, euro, Swiss franc, South African rand, and Japanese yen currency contracts with an aggregate notional amount of $75.1 million. These foreign currency derivatives outstanding as of

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2019 have maturities through December 31, 2019. As of December 31, 2018, we had outstanding Mexican peso, South African rand, euro, Swiss franc and Japanese yen currency contracts, with an aggregate notional amount of $19.6 million.
Commodity derivative contracts
We have entered into commodity derivative contracts for refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. We had outstanding commodity derivative contracts as of September 30, 2019 with notional amount of $111.0 million with maturities from October 2019 to June 2022. The outstanding commodity derivative contracts represented a pre-tax net unrealized loss within "Other Comprehensive Income" of $17.2 million as of September 30, 2019. We had outstanding commodity derivative contracts as of December 31, 2018 with notional amount of $142.1 million representing a pre-tax net unrealized loss of $10.7 million.
Net Investment Hedges
We use certain intercompany debt to hedge a portion of our net investment in our foreign operations against currency exposure (net investment hedge). Intercompany debt denominated in foreign currency and designated as a non-derivative net investment hedging instrument was $9.0 million as of September 30, 2019 and $9.5 million as of December 31, 2018. Within the currency translation adjustment portion of "Other Comprehensive Income", we recorded gains of $0.7 million and $0.5 million for the three and nine months ended September 30, 2019, respectively. We recorded gains of $0.4 million and $1.9 million in the three and nine months ended September 30, 2018, respectively.
The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Condensed Consolidated Balance Sheets. As of September 30, 2019 and December 31, 2018, the fair value of our derivatives and their respective balance sheet locations are presented in the following table:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of September 30, 2019	(Dollars in thousands)
Derivatives designated as cash flow hedges:
Commodity derivative contracts	Prepaid and other current assets	$6	Other accrued liabilities	$9,290
	Other long-term assets	49	Other long-term obligations	7,940
Interest rate swap contracts	Prepaid and other current assets	1,033	Other accrued liabilities	—
	Other long-term assets	22	Other long-term obligations	317
Total fair value		$1,110		$17,547

As of December 31, 2018
Derivatives designated as cash flow hedges:
Commodity derivative contracts	Prepaid and other current assets	$90	Other accrued liabilities	$4,630
	Other long-term assets	260	Other long-term obligations	6,393
Total fair value		$350		$11,023

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of September 30, 2019	(Dollars in thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$189	Other current liabilities	$971

As of December 31, 2018
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$—	Other current liabilities	$43
The realized (gains) losses resulting from the settlement of commodity derivative contracts remain in Accumulated Other Comprehensive Income until they are recognized in the Statement of Operations when the hedged item impacts earnings, which is when the finished product is sold. As of September 30, 2019 and September 30, 2018, net realized pre-tax gains of $7.3 million and $5.4 million, respectively, were reported under Accumulated Other Comprehensive Income and will be and were, respectively, released to earnings within the following 12 months. See table below for amounts recognized in the Statement of Operations.

The amount of pre-tax realized (gains) losses on commodity derivatives, interest rate swaps and on undesignated foreign currency derivatives recognized in the Statement of Operations for the periods ended September 30, 2019 and September 30, 2018 are as follows :

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Consolidated Statement of Operations	For the Three Months Ended September 30,
		2019	2018
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Commodity contract hedges	Cost of sales	$(3,145)	$421
Interest rate swap contracts	Interest expense	(323)	—
		$(3,468)	$421

Derivatives not designated as hedges:
Foreign currency derivatives	Cost of sales, Other (income) expense	$173	(159)

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Consolidated Statement of Operations	For the Nine Months Ended September 30,
		2019	2018
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Commodity contract hedges	Cost of sales	$(6,994)	421
Interest rate swap contracts	Interest expense	(323)	—
		$(7,317)	$421

Derivatives not designated as hedges:
Foreign currency derivatives	Cost of sales, Other (income) expense	$(648)	137

(12)	Accumulated Other Comprehensive Income (Loss)
The balance in our accumulated other comprehensive income (loss) is set forth in the following table:

	As of September 30, 2019	As of December 31, 2018
	(Dollars in thousands)
Foreign currency translation adjustments, net of tax	$(16,441)	$(2,922)
Commodities, interest rate and foreign currency derivatives, net of tax	(7,236)	(2,878)
Total accumulated comprehensive income (loss)	$(23,677)	$(5,800)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13)	Earnings per Share
The following table shows the information used in the calculation of our basic and diluted earnings per share calculation as of September 30, 2019 and September 30, 2018.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Weighted average common shares outstanding for basic calculation	290,112,233	296,136,564	290,410,859	300,173,831
Add: Effect of stock options, deferred stock units and restricted stock units	15,063	8,889	11,492	4,873
Weighted average common shares outstanding for diluted calculation	290,127,296	296,145,453	290,422,351	300,178,704
Basic earnings per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding, which includes 36,546 and 28,914 shares of participating securities in the three and nine months ended September 30, 2019, respectively, and 8,890 and 2,996 shares of participating securities in the three and nine months ended September 30, 2018, respectively. Diluted earnings per share are calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of 1,303,854 and 1,203,220 equivalent shares in the three and nine months ended September 30, 2019, respectively, and 946,610 and 544,292 equivalent shares in the three and nine months ended September 30, 2018, respectively, as these shares are anti-dilutive. During the three months ended September 30, 2019, we repurchased 879,134 shares of our common stock under the previously announced repurchase program. These shares were subsequently retired.
(14) Stock-Based Compensation
Stock-based compensation awards granted by our Board of Directors for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Award type:
Stock options	—	67,000	207,000	979,790
Deferred stock units	16,176	9,286	23,121	28,621
Restricted stock units	1,551	—	235,170	6,740
In the three months ended September 30, 2019 and 2018, we recognized $0.7 million and $0.5 million, respectively, in stock-based compensation expense. A majority of the expense, $0.6 million and $0.4 million respectively, was recorded as selling and administrative expenses in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales and research and development.
In the nine months ended September 30, 2019 and 2018, we recognized $1.6 million and $0.7 million, respectively, in stock-based compensation expense. A majority of the expense, $1.4 million and $0.6 million respectively, was recorded as selling and administrative expenses in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales and research and development.
As of September 30, 2019, unrecognized compensation cost related to non-vested stock options, deferred stock units and restricted stock units represents $7.9 million, which will be recognized over the remaining weighted average life of 4.0 years.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Option, Deferred Stock Unit and Restricted Stock Unit awards activity under the Omnibus Equity Incentive Plan for the nine months ended September 30, 2019 was as follows:
Stock options

	Number of Shares	Weighted- Average Exercise Price
Outstanding unvested as of December 31, 2018	968,720	15.68
Granted	207,000	13.03
Vested	(188,810)	15.70
Forfeited	(52,622)	15.00
Outstanding unvested as of September 30, 2019	934,288	15.13
Deferred Stock Unit and Restricted Stock Unit awards

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested as of December 31, 2018	27,570	12.88
Granted	258,291	12.85
Vested	(22,687)	12.52
Outstanding unvested as of September 30, 2019	263,174	12.95
(15) Subsequent Events
On November 6, 2019, the Board of Directors declared our regular quarterly dividend of $0.085 per share to stockholders of record as of the close of business on November 29, 2019, to be paid on December 31, 2019.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Outlook
GrafTech is a leading manufacturer of graphite electrodes, the critical consumable for the electric arc furnace ("EAF") industry. We are the only graphite electrode producer that is substantially vertically integrated into petroleum needle coke, the key raw material for graphite electrodes. Vertical integration has allowed us to adopt a commercial strategy with long-term, fixed price, fixed volume, take-or-pay contracts providing earnings stability and visibility. These contracts define volumes and prices, along with price‑escalation mechanisms for inflation, and include significant termination payments (typically, 50% to 70% of remaining contracted revenue) and, in certain cases, parent guarantees and collateral arrangements to manage our customer credit risk. The outstanding three‑to‑five‑year take‑or‑pay contracts represent approximately 146,000, 142,000, 125,000 and 117,000 metric tons ("MT") in 2019, 2020, 2021 and 2022, respectively. These amounts are slightly lower than amounts reported in previous quarters due to the financial condition of certain of our customers. Approximately 83% of these volumes are under pre-determined fixed annual volume contracts, while approximately 17% of the volumes are under contracts with a specified volume range. The aggregate difference between the midpoint and the minimum volumes across our cumulative portfolio of take-or-pay contracts with specified volume ranges is approximately 5,000 MT per year. Volumes per year may further vary based on the actual timing of product shipments and the financial condition of our customers. We have contracted approximately two-thirds of our production capacity through these contracts.
We have announced a series of operational improvement projects at our Monterrey and St. Marys facilities. These projects are intended to help optimize our manufacturing footprint while improving environmental performance and increasing production flexibility. We expect these projects to be completed in the first half of 2021, at which time we will be able to shift additional graphitization and machining from Monterrey to St. Marys. We estimate that capital spending would be near current levels which includes these projects as well as maintenance and capital projects, subject to the approval by our Board.
Our weighted average realized price of GrafTech manufactured electrodes was $9,960 per MT in the third quarter of 2019 compared to $9,664 per MT in the third quarter of 2018, which has been recast as described below. While spot prices have come down from recent historic highs, they still remain well above their historical average. Strong economics for the EAF producers that we serve has led to EAF production since 2016 resuming growth in line with its historical trend (2.8% annually from 1984-2017) in recent history. Steelmakers have announced EAF capacity expansions representing a potential 15 to 20% increase in graphite electrode demand in the U.S. by 2022. However, recent steel production and graphite electrode consumption has slowed in some regions, notably Europe and South America.
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
We are impacted in varying degrees, both positively and negatively, as global, regional or country economic conditions fluctuate. Our discussions about market data and global economic conditions below are derived from published industry accounts and statistics. In its October 2019 report, the International Monetary Fund ("IMF") reported that they were again lowering their 2019 growth forecast from their July forecast by 0.2% to 3.0% and lowering their 2020 forecast by 0.1% to 3.4%, as rising trade and geopolitical tensions have increased uncertainty about the future of the global trading system.
Graphite electrode demand is primarily linked to the global production of steel in EAFs, and to a lesser extent, with the total production of steel and certain other metals. The World Steel Association's ("WSA") October 2019 Short Range Outlook estimated that global steel demand outside of China increased by 1.6% in 2018, which was revised down 0.6% from their April 2019 estimate. WSA also decreased their growth forecast for steel demand outside of China for 2019 from 1.7% in their April forecast to 0.2% as uncertainty, trade tensions and geopolitical issues have weighed on investment and trade. WSA's growth forecast for steel demand outside of China for 2020 was revised down to 2.5% from their April estimate of 2.8%.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Key financial measures

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net sales	$420,797	$454,890	$1,376,181	$1,363,121
Net income	175,876	199,466	569,680	624,587
EBITDA from continuing operations(1)	242,026	274,406	802,569	807,317
Adjusted EBITDA from continuing operations(1)	245,454	276,812	813,673	879,108
(1) Non-GAAP financial measures; see below for information and a reconciliation of EBITDA and adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except price data)	2019	2018	2019	2018
Sales volume (MT)(1)	40	42	130	126
Weighted average realized price(2)	$9,960	$9,664	$9,977	$9,811
Production volume (MT)(3)	40	39	136	127
Production capacity excluding St. Marys during idle period (MT)(4)(5)	48	39	150	128
Capacity utilization excluding St. Marys during idle period(4)(6)	83%	100%	91%	99%
Total production capacity (MT)(5)(7)	55	46	171	149
Total capacity utilization(6)(7)	73%	85%	80%	85%
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The following table reconciles our non‑GAAP key financial measures to the most directly comparable GAAP measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net income	175,876	199,466	569,680	624,587
Add:
Discontinued operations	—	726	—	(585)
Depreciation and amortization	15,357	16,050	46,387	47,746
Interest expense	31,803	33,855	98,472	100,387
Interest income	(1,765)	(562)	(2,910)	(1,068)
Income taxes	20,755	24,871	90,940	36,250
EBITDA from continuing operations	242,026	274,406	802,569	807,317
Adjustments:
Pension and OPEB plan expenses (1)	800	483	2,397	1,478
Initial and follow-on public offering expenses (2)	160	43	1,409	5,164
Non‑cash loss on foreign currency remeasurement (3)	(185)	1,404	842	1,629
Stock-based compensation (4)	706	476	1,568	657
Non‑cash fixed asset write-off (5)	1,947	—	4,888	1,062
Related party Tax Receivable Agreement expense (6)	—	—	—	61,801
Adjusted EBITDA from continuing operations	245,454	276,812	813,673	879,108

(1)	Service and interest cost of our OPEB plans. Also includes a mark‑to‑market loss (gain) for plan assets as of December of each year.

(2)	Legal, accounting, printing and registration fees associated with the initial and follow-on public offerings.

(3)	Non‑cash loss from foreign currency remeasurement of non‑operating liabilities of our non‑U.S. subsidiaries where the functional currency is the U.S. dollar.

(4)	Non-cash expense for stock-based compensation grants.

(5)	Non‑cash fixed asset write‑off recorded for obsolete assets.

(6)	Non-cash expense for future payment to our sole pre-IPO stockholder for tax assets that are expected to be utilized.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Results of Operations
The Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
The tables presented in our period-over-period comparisons summarize our Condensed Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our Management's Discussion and Analysis ("MD&A"), insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	For the Three Months Ended September 30,		Increase/ Decrease	% Change
	2019	2018
	(Dollars in thousands)

Net sales	$420,797	$454,890	$(34,093)	(7)%
Cost of sales	178,497	180,280	(1,783)	(1)%
Gross profit	242,300	274,610	(32,310)	(12)%
Research and development	611	518	93	18%
Selling and administrative expenses	15,708	14,234	1,474	10%
Operating income	225,981	259,858	(33,877)	(13)%
Other (income) expense, net	(688)	1,502	(2,190)	(146)%
Interest expense	31,803	33,855	(2,052)	(6)%
Interest income	(1,765)	(562)	(1,203)	214%
Income from continuing operations before provision for income taxes	196,631	225,063	(28,432)	(13)%
Provision for income taxes	20,755	24,871	(4,116)	(17)%
Net income from continuing operations	175,876	200,192	(24,316)	(12)%
Loss from discontinued operations, net of tax	—	(726)	726	(100)%
Net income	$175,876	$199,466	$(23,590)	(12)%
Net sales. Net sales decreased from $454.9 million in the three months ended September 30, 2018 to $420.8 million in the three months ended September 30, 2019. The decrease was primarily driven by a 5% decrease in sales volume of graphite electrodes. Partially offsetting this decrease in volumes was an increase in the weighted average realized price to $9,960 per MT in the three months ended September 30, 2019 from $9,664 per MT in the same period of the prior year. These increases were partially offset by decreased sales of by-products and other.
Cost of sales. We experienced a decrease in cost of sales from $180.3 million in the three months ended September 30, 2018 to $178.5 million in the three months ended September 30, 2019 as a result of lower sales volume. This decrease was partially offset by sales of inventory that was manufactured using higher priced third-party needle coke.
Selling and administrative expenses. Selling and administrative expenses increased by $1.5 million, or 10%, from $14.2 million in the three months ended September 30, 2018 to $15.7 million in the three months ended September 30, 2019. This change was primarily due to the write-off of receivables related to a customer that entered into bankruptcy proceedings.
Other expense (income). Other expense (income) decreased from $1.5 million of expense in the three months ended September 30, 2018 to $0.7 million of income in the three months ended September 30, 2019, primarily due to $1.6 million of advantageous non‑cash foreign currency impacts on non‑operating assets and liabilities.
Interest Expense. Interest expense decreased from $33.9 million in the three months ended September 30, 2018, to $31.8 million in the three months ended September 30, 2019, primarily due to reduced borrowings resulting from our $125.0 million payment on our term loans in February 2019.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Provision for income taxes. The following table summarizes the expense for income taxes:

	For the Three Months Ended September 30,
	2019	2018
	(Dollars in thousands)

Tax expense	$20,755	$24,871
Pretax income	196,631	225,063
Effective tax rates	10.6%	11.1%
The effective tax rate for the three months ended September 30, 2019 was 10.6%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates and further improved by the provision to return adjustment recorded in the third quarter as a result of filing income tax returns in foreign jurisdictions
The effective tax rate for the three months ended September 30, 2018 was 11.1%. This rate differs from the U.S. statutory rate of 21% primarily due to the partial release of a valuation allowance recorded against the deferred tax asset related to U.S. tax attributes and the tax impact of worldwide earnings from various countries taxed at different rates.
Tax expense decreased from $24.9 million for the three months ended September 30, 2018 to $20.8 million for the three months ended September 30, 2019. This change is primarily related the reduction in profits and further reduced by the provision to return adjustment recorded in the third quarter as a result of filing income tax returns in foreign jurisdictions.
The Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
The tables presented in our period-over-period comparisons summarize our Condensed Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our MD&A, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	For the Nine Months Ended September 30,		Increase/ Decrease	% Change
	2019	2018
	(Dollars in thousands)

Net sales	$1,376,181	$1,363,121	$13,060	1%
Cost of sales	571,068	491,339	79,729	16%
Gross profit	805,113	871,782	(66,669)	(8)%
Research and development	1,961	1,528	433	28%
Selling and administrative expenses	46,328	46,349	(21)	—%
Operating income	756,824	823,905	(67,081)	(8)%
Other expense	642	2,533	(1,891)	(75)%
Related party Tax Receivable Agreement expense	—	61,801	(61,801)	N/A
Interest expense	98,472	100,387	(1,915)	(2)%
Interest income	(2,910)	(1,068)	(1,842)	172%
Income from continuing operations before provision for income taxes	660,620	660,252	368	—%
Provision for income taxes	90,940	36,250	54,690	151%
Net income from continuing operations	569,680	624,002	(54,322)	(9)%
Income from discontinued operations, net of tax	—	585	(585)	(100)%
Net income	$569,680	$624,587	$(54,907)	(9)%
Net sales. Net sales increased by $13.1 million, or 1%, from $1,363.1 million in the nine months ended September 30, 2018 to $1,376.2 million in the nine months ended September 30, 2019. This increase was driven by a 3% increase in sales volume in the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to the completion of our

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

debottlenecking initiative. The weighted average realized price of GrafTech manufactured graphite electrodes was $9,977 per MT in the nine months ended September 30, 2019, which was slightly higher than the $9,811 per MT we realized in the nine months ended September 30, 2018. These increases were partially offset by decreased sales of by-products and other.
Cost of sales. Cost of sales increased by $79.7 million, or 16%, from $491.3 million in the nine months ended September 30, 2018 to $571.1 million in the nine months ended September 30, 2019. This increase was primarily the result of higher input costs for needle coke and higher volumes, increasing as a result of our debottlenecking projects coming online.
Selling and administrative expenses. Selling and administrative expenses were flat for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 as decreased costs related to our public offerings of $3.8 million were offset by an increase to the allowance for doubtful accounts related to a customer that entered into bankruptcy proceedings and the ongoing costs of being a public company.
Other expense (income). Other expense decreased by $1.9 million, or 75%, from $2.5 million in the nine months ended September 30, 2018 to $0.6 million in the nine months ended September 30, 2019. This decrease was primarily due to advantageous non‑cash foreign currency impacts on non‑operating assets and liabilities.
Related party Tax Receivable Agreement expense. During the second quarter of 2018, the Company recorded $61.8 million of expense as a result of our tax receivable agreement liability, after it was estimated that we would realize certain deferred tax assets.
Interest expense. Interest expense was largely consistent in the nine months ended September 30, 2019 compared to the same period of 2018. In the first quarter of 2018, we redeemed our Senior Notes resulting in accelerated accretion of the fair value adjustment on the Senior Notes of $18.7 million and a premium redemption of $4.8 million. This decrease was offset by increased borrowing costs due to higher levels of debt in the nine months ended September 30, 2019.
Provision for income taxes. The following table summarizes the expense for income taxes:

	For the Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)

Tax expense	$90,940	$36,250
Pretax income	660,620	660,252
Effective tax rates	13.8%	5.5%
The effective tax rate for the nine months ended September 30, 2019 was 13.8%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates.
The effective tax rate for the nine months ended September 30, 2018 was 5.5%. This rate differed from the U.S. statutory rate of 21% primarily due to the partial release of a valuation allowance recorded against the deferred tax asset related to U.S. tax attributes worldwide earnings from various countries taxed at different rates.
Tax expense increased from $36.3 million for the nine months ended September 30, 2018, to $90.9 million for the nine months ended September 30, 2019. This change is primarily due to a partial release in the first nine months of 2018 of a valuation allowance recorded against the deferred tax asset related to US tax attributes.
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
The impact of these changes in the average exchange rates of other currencies against the U.S. dollar on our net sales was an increase of $0.2 million and a decrease of $4.0 million for the three and nine months ended September 30, 2019, respectively, compared to the same period of 2018. The impact of these changes on our cost of sales was decreases of $2.1 million and $10.6 million for the three and nine months ended September 30, 2019, respectively, compared to the same period of 2018.
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
We believe that we have adequate liquidity to meet our needs. As of September 30, 2019, we had liquidity of $628.1 million consisting of $246.9 million of availability on our 2018 Revolving Facility (subject to continued compliance with the financial covenants and representations) and cash and cash equivalents of $381.2 million. We had long‑term debt of $1,965.5 million and short‑term debt of $70.9 million as of September 30, 2019. As of December 31, 2018, we had liquidity of $295.4 million consisting of $245.5 million available on our 2018 Revolving Facility (subject to continued compliance with the financial covenants and representations) and cash and cash equivalents of $49.9 million. We had long‑term debt of $2,050.3 million and short‑term debt of $106.3 million as of December 31, 2018.
As of September 30, 2019 and December 31, 2018, $176.6 million and $38.4 million, respectively, of our cash and cash equivalents were located outside of the United States. We repatriate funds from our foreign subsidiaries through dividends. All of our subsidiaries face the customary statutory limitation that distributed dividends do not exceed the amount of retained and current earnings. In addition, for our subsidiary in South Africa, the South Africa Central Bank requires that certain solvency and liquidity ratios remain above defined levels after the dividend distribution, which historically has not materially affected our ability to repatriate cash from this jurisdiction. The cash and cash equivalents balances in South Africa were $1.6 million and $0.2 million as of September 30, 2019 and December 31, 2018, respectively. Upon repatriation to the United States, the foreign source portion of dividends we receive from our foreign subsidiaries is no longer subject to U.S. federal income tax as a result of the Tax Act.
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
As of September 30, 2019, we had access to the $250 million 2018 Revolving Facility. We had $3.1 million of letters of credit, for a total availability on the 2018 Revolving Facility of $246.9 million. We also had $2.5 million of surety bonds outstanding as of September 30, 2019. As of December 31, 2018, we had availability on the 2018 Revolving Faciltity of $245.5 million resulting from $4.5 million of letters of credit. We also had $0.5 million of surety bonds outstanding as of December 31, 2018.
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
On April 19, 2018, we declared a dividend in the form of the Brookfield Promissory Note to the sole pre-IPO stockholder. The $750 million Brookfield Promissory Note was conditioned upon (i) the Senior Secured First Lien Net Leverage Ratio (as defined in the 2018 Credit Agreement), as calculated based on our final financial results for the first quarter of 2018, being equal to or less than 1.75 to 1.00, (ii) no Default or Event of Default (each as defined in the 2018 Credit Agreement) having occurred and continuing or that would result from the $750 million Brookfield Promissory Note and (iii) the satisfaction of the conditions

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

described in (i) and (ii) above occurring within 60 days from the dividend record date. Upon publication of our 2018 first quarter report on Form 10-Q, these conditions were met and, as a result, the Brookfield Promissory Note became payable.
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
On July 30, 2019, our Board of Directors authorized a program to repurchase up to $100 million of our outstanding common stock. We may purchase shares from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18 plans. The amount and timing of repurchases are subject to a variety of factors including liquidity, stock price, applicable legal requirements, other business objectives and market conditions. As of September 30, 2019 we had repurchased 879,134 shares of common stock totaling $9.5 million under this program.
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
On February 13, 2019, we repaid $125 million on our 2018 Term Loan Facility. We are targeting to return approximately 50-60% of our cash flow after capital expenditures to stockholders in 2019 with the remainder to be used for debt repayment. During the nine months ended September 30, 2019, we paid $87.0 million to various tax collecting agencies worldwide.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

In order to seek to minimize our credit risks, we may reduce our sales of, or refuse to sell (except for prepayment, cash on delivery or under letters of credit or parent guarantees), our products to some customers and potential customers. Our unrecovered trade receivables worldwide have not been material during the last two years individually or in the aggregate.
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
We have announced a series of operational improvement projects at our Monterrey and St. Marys facilities. These projects are intended to help optimize our manufacturing footprint while improving environmental performance and increasing production flexibility. We expect these projects to be completed in the first half of 2021, at which time we will be able to shift additional graphitization and machining from Monterrey to St. Marys. We estimate that capital spending would be near current levels which includes these projects as well as maintenance and capital projects, subject to the approval by our Board.
In the event that operating cash flows fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our 2018 Revolving Facility, to the extent available.
Cash Flows
The following table summarizes our cash flow activities:

	For the Nine Months Ended September 30,
	2019	2018
	in millions
Cash flow provided by (used in):
Operating activities	$584.8	$612.2
Investing activities	$(44.0)	$(46.8)
Financing activities	$(208.5)	$(474.7)
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
During the nine months ended September 30, 2019, changes in working capital resulted in a net use of funds of $80.3 million which was impacted by:

•	net cash outflows in accounts receivable of $20.7 million from the increase in accounts receivable due to the timing of sales and collections;

•	net cash outflows from increases in inventory of $19.9 million, due primarily to higher priced raw materials;

•	net cash inflows from the utilization of prepaid assets of $5.7 million;

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

•	net cash outflows from decreased income taxes payable of $28.2 million resulting from required tax payments as our profitability has increased; and

•	net cash outflows from decreases in accounts payable and accruals of $17.3 million, due to the timing of payments.
Uses of cash in the nine months ended September 30, 2019 included contributions to pension and other benefit plans of $2.3 million, cash paid for interest of $93.6 million and taxes paid of $87.0 million.
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
Investing Activities
Net cash used in investing activities was $44.0 million during the nine months ended September 30, 2019, resulting from capital expenditures.
Net cash used in investing activities was $46.8 million during the nine months ended September 30, 2018, resulting from capital expenditures of $47.6 million partially offset by proceeds from the sale of fixed assets of $0.9 million.
 Financing Activities
Net cash outflow from financing activities was $208.5 million during the nine months ended September 30, 2019, which was the result of our $125.0 million payment on our long-term debt, $74.0 million of total dividends to stockholders and $9.5 million of stock repurchases.
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
Our exposure to changes in interest rates results primarily from floating rate long‑term debt tied to LIBO Rate or Euro LIBO Rate.
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
Interest rate risk management. We periodically enter into agreements with financial institutions that are intended to limit our exposure to additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure. During the third quarter of 2019, we entered into interest rate swaps resulting in a net unrealized pre-tax gain of $0.7 million as of September 30, 2019.
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
The outstanding foreign currency derivatives represented a net loss of $0.8 million as of September 30, 2019 and no net gain or loss as of December 31, 2018.
Energy commodity management. We have entered into commodity derivative contracts to effectively fix some or all of our exposure to refined oil products. The outstanding commodity derivative contracts represented a net unrealized pre-tax loss of $17.2 million and $10.7 million as of September 30, 2019 and December 31, 2018, respectively.
Sensitivity analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the underlying exposures as well as on the fair values of our derivatives. The sensitivity analysis for the derivatives represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction.
A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $15.0 million for the nine months ended September 30, 2019. The same 100 basis points increase would have resulted in an increase of $28.9 million in the fair value of our interest rate swap portfolio.
As of September 30, 2019, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease of $4.8 million or a corresponding increase of $4.8 million, respectively, in the fair value of the foreign currency hedge portfolio.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

A 10% increase or decrease in the value of the underlying commodity prices that we hedge would have resulted in a corresponding increase or decrease of $11.1 million in the fair value of the commodity hedge portfolio as of September 30, 2019. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective at the reasonable assurance level as of September 30, 2019.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Litigation has been pending in Brazil brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union is currently evaluating the merits of seeking annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We have appealed this state court ruling as well and intend to vigorously defend it. As of September 30, 2019, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
On March 1, 2019, the Department of Sustainable Development of the State of Nuevo León provided notice of an administrative proceeding with respect to the Company's Monterrey facility. The proceeding requires the Company to design and implement certain corrective measures involving certain potential violations of state environmental law relating to emissions. The Company cooperated with the Department with respect to this matter, including payment of certain fines that were not material to the Company.  In September 2019, the Department of Sustainable Development formally closed the proceeding.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in Part I - Item 1A of our Annual Report on Form 10-K filed on February 22, 2019.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
The table below sets forth the information on a monthly basis regarding GrafTech's purchases of its common stock, par value $0.01 per share, during the third quarter of 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 through July 31, 2019	—	$—	—	$—
August 1 through August 31, 2019	879,134	$10.79	879,134	90,515,936
September 1 through September 30, 2019	—	$—	—	$—
Total	879,134	$10.79	879,134	$90,515,936
(1) Represents shares repurchased in open market transactions pursuant to the Share Repurchase Program.
(2) Share repurchases were made pursuant to our previously announced program to repurchase, which was authorized by our Board of Directors on July 30, 2019 (the “Share Repurchase Program”). The Share Repurchase Program was announced on July 31, 2019 and allows for the purchase of up to $100 million of outstanding shares of our common stock from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18 plans.

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

GRAFTECH INTERNATIONAL LTD.
Date:	November 7, 2019	By:	/s/ Quinn J. Coburn
Quinn J. Coburn
Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial Officer)