Form 10-K
period 2019-12-31
GRAFTECH INTERNATIONAL LTD
filed 2020-02-21
CIK 931148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2019

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                      to
Commission file number: 1-13888

GRAFTECH INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)
Delaware 27-2496053
(State or other jurisdiction of (I.R.S. Employer
incorporation or organization) Identification Number)
                      982 Keynote Circle 44131
                     Brooklyn Heights, Ohio (Zip Code)
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
Yes ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒ Accelerated filer  ☐ Non-accelerated filer  ☐
Smaller reporting company   ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2019 was $702.5 million, based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second quarter.

On February 17, 2020, 268,930,987 shares of our common stock were outstanding, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I
References herein to the "Company", "we", "our", or "us" refer collectively to GrafTech International Ltd. and its subsidiaries.
Presentation of Financial, Market and Legal Data
We present our financial information on a consolidated basis. Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.
Certain market and industry data included in this Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report” or “report”) has been obtained from third party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications, government publications and third party forecasts in conjunction with our assumptions about our markets. We have not independently verified such third party information. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources has consented to the disclosure or use of data in this Annual Report. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward‑Looking Statements” and “Risk Factors” in this Annual Report.
Forward-Looking Statements
Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report may contain forward‑looking statements that reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward‑looking statements by the use of forward‑looking words such as “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “intend,” “should,” “would,” “could,” “target,” “goal,” “continue to,” “positioned to” or the negative version of those words or other comparable words. Any forward‑looking statements contained in this report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward‑looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. These forward‑looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

•	the cyclical nature of our business and the selling prices of our products may lead to periods of reduced profitability and net losses in the future;

•	the possibility that we may be unable to implement our business strategies, including our initiative to secure and maintain longer-term customer contracts, in an effective manner;

•	the possibility that global graphite electrode overcapacity may adversely affect graphite electrode prices;

•	pricing for graphite electrodes has historically been cyclical and the price of graphite electrodes may continue to decline in the future;

•	the sensitivity of our business and operating results to economic conditions and the possibility others may not be able to fulfill their obligations to us in a timely fashion or at all;

•	our dependence on the global steel industry generally and the electric arc furnace ("EAF") steel industry in particular;

•	the competitiveness of the graphite electrode industry;

•	our dependence on the supply of petroleum needle coke;

•	our dependence on supplies of raw materials (in addition to petroleum needle coke) and energy;

•	the possibility that our manufacturing operations are subject to hazards;

•	changes in, or more stringent enforcement of, health, safety and environmental regulations applicable to our manufacturing operations and facilities;

•	the legal, compliance, economic, social and political risks associated with our substantial operations in multiple countries;

•	the possibility that fluctuation of foreign currency exchange rates could materially harm our financial results;

•
the possibility that our results of operations could deteriorate if our manufacturing operations were substantially disrupted for an extended period, including as a result of equipment failure, climate change, regulatory issues, natural disasters, public health crises, political crises or other catastrophic events;

•	our dependence on third parties for certain construction, maintenance, engineering, transportation, warehousing and logistics services;

•	the possibility that we are unable to recruit or retain key management and plant operating personnel or successfully negotiate with the representatives of our employees, including labor unions;

•	the possibility that we may divest or acquire businesses, which could require significant management attention or disrupt our business;

•	the sensitivity of goodwill on our balance sheet to changes in the market;

•	the possibility that we are subject to information technology systems failures, cybersecurity attacks, network disruptions and breaches of data security;

•	our dependence on protecting our intellectual property;

•	the possibility that third parties may claim that our products or processes infringe their intellectual property rights;

•	the possibility that significant changes in our jurisdictional earnings mix or in the tax laws of those jurisdictions could adversely affect our business;

•	the possibility that tax legislation could adversely affect us or our stockholders;

•	the possibility that our indebtedness could limit our financial and operating activities or that our cash flows may not be sufficient to service our indebtedness;

•	the possibility that restrictive covenants in our financing agreements could restrict or limit our operations;

•	the fact that borrowings under certain of our existing financing agreements subject us to interest rate risk;

•	the possibility of a lowering or withdrawal of the ratings assigned to our debt;

•	the possibility that disruptions in the capital and credit markets could adversely affect our results of operations, cash flows and financial condition, or those of our customers and suppliers;

•	the possibility that highly concentrated ownership of our common stock may prevent minority stockholders from influencing significant corporate decisions;

•	the possibility that we may not pay cash dividends on our common stock in the future;

•	the fact that certain of our stockholders have the right to engage or invest in the same or similar businesses as us;

•
the possibility that the market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets, including by Brookfield (as defined below);

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

These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this report. The forward‑looking statements made in this report relate only to events as of the date on which the statements are made. We do not undertake any obligation to publicly update or review any forward‑looking statement except as required by law, whether as a result of new information, future developments or otherwise.

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

Our company
GrafTech International Ltd. is a leading manufacturer of high quality graphite electrode products essential to the production of electric arc furnace (or EAF) steel and other ferrous and non‑ferrous metals. We believe that we have the most competitive portfolio of low‑cost graphite electrode manufacturing facilities in the industry, including three of the highest capacity facilities in the world. We are the only large scale graphite electrode producer that is substantially vertically integrated into petroleum needle coke, a key raw material for graphite electrode manufacturing. This unique position provides us with competitive advantages in product quality and cost. Founded in 1886, we have over 130 years of experience in the research and development (or R&D) of graphite- and carbon‑based solutions, and our intellectual property portfolio is extensive. We currently have graphite electrode manufacturing facilities in Calais, France, Pamplona, Spain, Monterrey, Mexico and St. Marys, Pennsylvania. Our customers include major steel producers and other ferrous and non‑ferrous metal producers in Europe, the Middle East and Africa (or EMEA), the Americas and Asia‑Pacific (or APAC), which sell their products into the automotive, construction, appliance, machinery, equipment and transportation industries. Our vision is to provide highly engineered graphite electrode services, solutions and products to EAF operators. Based on the high quality of our graphite electrodes, reliability of our petroleum needle coke supply and our excellent customer service, we believe that we are viewed as a preferred supplier to the global EAF steel producer market.
Graphite electrodes are an industrial consumable product used primarily in EAF steel production, one of the two primary methods of steel production and the steelmaking technology used by all “mini‑mills.” Electrodes act as conductors of electricity in the furnace, generating sufficient heat to melt scrap metal, iron ore or other raw materials used to produce steel or other metals. We estimate that, on average, the cost of graphite electrodes represents only approximately 1% to 5% of the total production cost of steel in a typical EAF, but they are essential to EAF steel production. Graphite electrodes are currently the only known commercially available products that have the high levels of electrical conductivity and the capability to sustain the high levels of heat generated in EAF steel production. As a result, EAF steel manufacturers have been willing to pay a premium for a reliable supply of high quality graphite electrodes. Graphite electrodes are also used in steel refining in ladle furnaces and in other processes, such as the production of titanium dioxide, stainless steel, aluminum, silicon metals and other ferrous and non‑ferrous metals.
Electrode production globally is focused on the manufacture of ultra-high power (or "UHP") electrodes for EAFs. The production of UHP electrodes requires an extensive proprietary manufacturing process and material science knowledge, including the use of higher quality needle coke blends. We primarily compete in the UHP graphite electrode market.
Petroleum needle coke, a crystalline form of carbon derived from decant oil, is a key raw material used in the production of graphite electrodes. We achieved substantial vertical integration with this critical raw material source through our acquisition of Seadrift Coke LP (or Seadrift) in November 2010, significantly reducing our reliance on other suppliers. The petroleum needle coke industry is highly concentrated. We believe Seadrift is one of the largest petroleum needle coke producers in the world. We also believe that the quality of Seadrift’s petroleum needle coke is superior for graphite electrode production compared to most of the petroleum needle coke available to our peers on the open market, allowing us to produce higher quality electrodes in a cost‑efficient manner. Additionally, we believe that this vertical integration provides a significant cost advantage relative to our competitors. We believe this cost advantage will persist as demand for petroleum needle coke increases for use in lithium‑ion batteries in electric vehicles. The demand for petroleum needle coke in lithium‑ion batteries is growing rapidly. This alternative source of demand is a significant development for the petroleum needle coke industry and has disrupted global supply chains for petroleum needle coke.
As a leading producer of graphite electrodes, we believe we are well-positioned to be a key provider to the EAF steel making industry. In 2018, we completed an operational improvement and debottlenecking initiative to increase production capacity at our three primary operating facilities by approximately 20% to a total of 202,000 metric tons ("MT"). We have recently begun a series of projects at our Monterrey and St. Marys facilities that will shift graphitization and machining of additional volume of semi-finished product from Monterrey to St. Marys. We expect these projects will further optimize our manufacturing footprint by improving environmental performance and production flexibility at both facilities and also leverage cost efficiencies at our St. Marys facility.
Graphite electrodes are an essential consumable in the EAF steel production process and require a long lead time to manufacture and our strategic customers are highly focused on securing certainty of supply of reliable, high quality graphite electrodes. Therefore, beginning in the fourth quarter of 2017, we executed three- to five‑year take‑or‑pay sales contracts for approximately 60% to 65% of our cumulative expected production capacity from 2018 through 2022. We believe we are uniquely capable among graphite electrode producers to pursue our three‑ to five‑year take‑or‑pay contracting strategy due to our substantial vertical integration into petroleum needle coke production.
On August 15, 2015, we became an indirect wholly owned subsidiary of Brookfield Asset Management Inc. (together with its affiliates "Brookfield"). In April 2018, we completed our initial public offering (or IPO) of 38,097,525 shares of our common stock held by Brookfield at a price of $15.00 per share. We did not receive any proceeds related to the IPO. Our common stock is listed on the NYSE under the symbol “EAF.” Brookfield owns approximately 74% of our common stock as of December 31, 2019.
Our executive offices are located at 982 Keynote Circle, Brooklyn Heights, Ohio 44131 and our telephone number is (216) 676‑2000. Our website address is www.graftech.com. Information on, or accessible through, our website is not part of this Annual Report. We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website.
Competitive strengths
We are one of the largest producers of graphite electrodes in the world, accounting for approximately 24% of global production capacity (excluding China), and we believe our strategically positioned global footprint provides us with competitive advantages
We believe our facilities are among the most strategically located and lowest cost large‑scale graphite electrode manufacturing plants in the world. Of the graphite electrode manufacturing facilities currently operating, we estimate that our three primary operating manufacturing facilities represent approximately 24% of estimated production capacity for graphite electrodes outside of China, making us a critical supplier to global EAF steel manufacturers. Our manufacturing facilities are located in the Americas and EMEA, providing us with access to low‑cost and reliable energy sources, logistical and freight advantages in sourcing raw materials and shipping our graphite electrodes to our customers compared to our competitors, and excellent visibility into the large North American and European EAF steelmaking markets. Our experience in producing graphite electrodes for a varied global customer base positions us to meet customer requirements across a range of product types and quality levels, including support and technical services, further distinguishing us from our competitors.
We are a pure‑play provider of an essential consumable for EAF steel producers, the fastest‑growing sector of the steel industry
According to the World Steel Association ("WSA"), EAF steelmaking grew at an annual pace of approximately 10% in 2018, compared with 5% for steelmaking overall. As a result of the increasing global availability of steel scrap and the more resilient, high‑variable cost and environmentally friendly EAF model, we expect EAF steel producers to continue to grow at a faster rate than blast oxygen furnace ("BOF") producers globally. Additionally, EAF steel producers are increasingly able to utilize higher quality scrap and iron units, their two primary raw materials, to produce higher quality steel grades and capture market share from BOF producers, while maintaining a favorable cost structure. The EAF method produces approximately 25% of the carbon dioxide (or CO2) emissions of a BOF facility and does not require the smelting of virgin iron ore or the burning of coal. Additionally, as a result of significantly increased steel production in China since 2000, the supply of Chinese scrap is expected to increase substantially, which may result in lower scrap prices and provide the Chinese steel manufacturing industry with local scrap feedstock that was not historically available. We believe these trends will allow EAF steel producers to increase their market share and grow at a faster rate than BOF steel producers resulting in increasing demand for graphite electrodes.
We have capital‑efficient growth opportunities available to us
The graphite electrode industry responded to oversupplied markets from 2011 to 2015 with production capacity rationalization and consolidation. Only one new greenfield graphite electrode facility outside of China has been built since the 1980s and only one significant brownfield expansion has occurred, reflecting the historical difficulty of adding further graphite electrode production capacity. We believe the lead time from initial permitting to full production of a greenfield graphite electrode manufacturing facility would be approximately three to five years and cost approximately $10,000 per MT in developed countries. Similarly, brownfield development is complicated by significant capital costs and space and process constraints.

Our current facilities are modern, strategically located and well‑maintained, providing us with ample operational optimization capabilities. In 2018, we completed the expansion of our production capacity by approximately 20%, to 202,000 MT, through strategic capital investments and operational improvements. As a result of our prior operational improvement activities, we were able to achieve this large capacity increase with specific, highly targeted capital investments. These expansions provided an additional fixed cost absorption and drive further efficiencies of scale across our manufacturing base.
We believe we have the industry’s most efficient production platform of high production capacity assets with substantial vertical integration
Based on our experience, high capacity manufacturing facilities can have an operating cost advantage of more than $1,000 per MT as compared to low capacity manufacturing facilities. Over the the past decade, we have rationalized inefficient plants during the downturn and more recently completed a manufacturing footprint optimization program, which resulted in our ability to produce a greater quantity of graphite electrodes from our three primary operating facilities than we did from the six operating facilities we had in 2012. We believe that the optimization of our graphite electrode plant network will continue to drive improved fixed cost absorption. Moreover, our Calais, Pamplona, Monterrey and St. Marys facilities each provide unique cost advantages given their scale and access to low cost, reliable energy sources.
Seadrift provides a substantial portion of our petroleum needle coke supply needs internally at a competitive cost and allows us to maximize capacity utilization more efficiently than competitors, who may be more constrained by a limited or costly petroleum needle coke supply. Seadrift is one of only five petroleum needle coke facilities in the world outside of China, and we believe it is one of the largest petroleum needle coke producers in the world.
We are the only petroleum needle coke producer in the world specifically focused on the production of graphite electrodes
Our production of petroleum needle coke specifically for graphite electrodes provides us the opportunity to produce super premium petroleum needle coke of the highest quality and allows us to tailor graphite electrodes for customer requirements. Seadrift has 140,000 MT of petroleum needle coke production capacity, which we believe makes it one of the largest petroleum needle coke producers in the world. The growing petroleum needle coke demand from manufacturers of lithium‑ion batteries for electric vehicles has increased demand for petroleum needle coke otherwise available to graphite electrode manufacturers. Sourcing the majority of our petroleum needle coke internally allows us to offer our customers certainty of supply, further enhancing our competitive position and supporting our three‑ to five‑year, take‑or‑pay contracts strategy. To align with our three‑ to five‑year contract profile, we have hedged the decant oil required to produce all of the graphite electrodes sold under these contracts, providing us with substantial visibility into our future raw material costs. We believe our use of petroleum needle coke is a further competitive advantage, as the use of pitch needle coke, an alternative raw material, results in longer bake times during graphite electrode production.
Our graphite electrodes and petroleum needle coke are among the highest quality in the industry
Since the completion of the divestiture of our non‑core legacy Engineered Solutions businesses in 2017, we have focused on our core competency of graphite electrode production. Our restructured and simplified business model has reduced our annual overhead expenses significantly since 2012, allowing us to redeploy the savings into our graphite electrode business. We identified and implemented mechanical and chemical improvements to our electrodes, invested in our capability to produce super premium petroleum needle coke needed for high‑margin UHP graphite electrodes, and optimized our production of pins at our Monterrey plant, which are a critical component used to connect and fasten graphite electrodes together in a furnace. As a result, our quality over the last three years has improved to its highest level in ten years. We believe the quality and the consistency of our electrodes is among the highest in North America and EMEA and on par with that of any producer globally. We believe the durability and infrequent breakage of our graphite electrodes create operating efficiencies and value opportunities for our customers. We also believe we have a competitive advantage in offering customers our ArchiTech Furnace Productivity System (or ArchiTech), which we believe is the most advanced support and technical service platform in the graphite electrode industry. ArchiTech, which has been installed in customer furnaces around the world, enables our engineers to work with our customers seamlessly to maximize the performance of their furnaces and provide real‑time diagnostics and troubleshooting. We believe our customers value our high quality products and customer service, and have provided us with opportunities to expand our business with them as a result.
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

Graphite electrode industry
EAF steel producers are the primary consumers of graphite electrodes. The size of the electrodes varies depending on the size of the furnace, the size of the furnace’s electric transformer and the planned productivity of the furnace. In a typical furnace using alternating electric current and operating at a typical number of production cycles per day, three electrodes are fully consumed (requiring the addition of new electrodes), on average, every 8 to 10 operating hours. UHP graphite electrodes are consumed at a rate of approximately 1.7 kilograms per MT of steel production in EAF facilities.
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
The industry is fairly consolidated, particularly outside of China. The five largest global producers in the industry are Showa Denko K.K., GrafTech, Fangda Carbon New Material Technology Co. LTD, Tokai Carbon Co., Ltd. and Graphite India Limited.
Supply trends
We estimate that from 2014-2016, the industry closed or repurposed approximately 20% of global production capacity outside of China, consisting of smaller, higher cost facilities. Based on our experience, high capacity manufacturing facilities can have an operating cost advantage of more than $1,000 per MT as compared to low capacity manufacturing facilities, encouraging producers to consolidate facilities in order to reduce costs. We believe the majority of the production capacity reduction was permanent due to the demolition, long‑term environmental remediation and repurposing of most of these lower capacity facilities. Notwithstanding the current market challenges, the consolidation and production capacity reductions in the graphite electrode industry, along with the EAF steel industry’s recovery since 2016, lead us to believe that the graphite electrode industry has recovered from the downturn and resumed its long‑term growth trajectory. We believe worldwide graphite electrode supply will increase in 2020 driven by Chinese capacity additions.
Demand trends
Our graphite electrodes are primarily used in the EAF steelmaking process, and long-term global growth in that market has driven increased demand for graphite electrodes. EAF steelmaking has historically been the fastest‑growing segment of the global steel market. According to the WSA, global EAF steel production grew at a 3.5% compound annual growth rate from 1984 to 2011, while taking market share from other methods of steelmaking in most regions of the world, outside of China. EAF steel producers benefit from their flexibility in sourcing iron units, being able to make steel from either scrap or alternative sources of iron like direct reduced iron and hot briquetted iron, both made directly from iron ore. Most of the growth in EAF steelmaking has taken place in Western Europe and North America, two regions with substantial amounts of scrap available for use in EAFs.

Source: World Steel Association
Industry Disruption 2011 to 2015
According to the WSA, EAF steel production declined approximately 10% from 2011 to 2015, reversing the trend of annual growth from 1984 to 2011, largely due to substantial increases in Chinese steel production. In 1984, China produced 21 million MT of BOF steel, which by 2016 had grown to 757 million MT, representing approximately 94% of its total steel production. Growth in production capacity surpassed growth in demand, resulting in significant excess capacity within China and increased exports into global markets. China's net steel exports peaked at 112 million MT in 2015. These exports negatively affected steel prices and led EAF steel producers to reduce production. In 2011, global EAF steel production was 454 million MT, representing 30% of global steel production, but by 2015, EAF steel production had declined to 407 million MT, representing 25% of global steel production. Declining EAF steel production significantly impacted demand for our graphite electrode products.
EAF Steel Production's Recovery and Outlook
The EAF steel industry has recovered since the downturn from 2011 to 2015. EAF steel production started to recover in 2016 with growth of 2.8%, according to the WSA. The WSA reported 14% growth in EAF steel production in 2017 followed by 10% growth in 2018. This recovery has taken place since China began in 2015 to restructure its steel industry by encouraging consolidation and shutting down excess capacity. China has also begun to implement increased environmental regulations to improve air quality, which has been impacted by CO2 emissions associated with the burning of coal in BOF steelmaking. Additionally, developed economies such as North America and Western Europe have implemented trade decisions against BOF steel‑producing countries to protect their domestic steel industries against imports. These actions have resulted in a significant decrease in Chinese steel exports. According to China Customs and Baiinfo, Chinese steel exports have declined from 112 million MT in 2015 to 64 million MT in 2019. This reduction in exports has resulted in increased steel production outside of China, especially EAF steel production. However, recent steel production and graphite electrode consumption has slowed in some regions, notably Europe and South America and the WSA estimated that total steel production declined approximately 2% outside of China in 2019.
We believe there is a particular opportunity for EAF steelmaking to take further market share in China as well. China’s Ministry of Industry and Information Technology's current draft guidelines call for EAF steelmaking to constitute 20% of overall steel production by 2025, more than doubling its current share of output. According to the WSA, in 2018, Chinese EAF steel production increased to 108 million MT, or 12%, of China’s total steel production, up from 2017 levels of 81 million MT, or 9%, of China's total steel production. If Chinese EAF steelmaking production capacity were to reach 20%, based on 2018 production levels, that would add 78 million MT of additional EAF steel production for a total of 186 million MT, compared to 2018 EAF steel production in the next largest regions of 70 million MT in the EU, 60 million MT in India and 59 million MT in the United States, according to WSA.
While China’s 13th Five‑Year Plan, released in March 2016, did not explicitly address the EAF steel production target, it did emphasize the importance of environmental efforts, and 10 of 25 targets in the plan were related to the environment. The current draft guidelines further support these efforts. The Chinese government’s increasing focus on the environment may eventually incentivize steelmakers to convert from BOFs to EAFs in order to continue operating. Significant BOF capacity in the country has been shuttered since 2016 due to increasing government‑mandated environmental efforts. China’s rapid increase in BOF steel production between 2000 and 2016 has also created a significant new source of scrap. As a result of these factors, we believe that total UHP graphite electrode demand in China will increase going forward.
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
There is no widely accepted graphite electrode reference price. Historically, between 2008 and 2017, our weighted average realized price of graphite electrodes was approximately $4,500 per MT (on an inflation‑adjusted basis using constant 2018 dollars). During the last demand trough in 2016, our weighted average realized price of graphite electrodes fell to approximately $2,500 per MT in 2016. Following the significant rationalization of graphite electrode production globally, the resumption of growth in EAF steel production, falling scrap prices, reductions in Chinese steel exports, and constrained supply of needle coke, graphite electrode spot prices began to increase in late 2017 and reached record high prices in 2018. These record high spot prices began to retreat in 2019, falling 25% during the year. We expect additional decreases in 2020.
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
Graphite electrode producers combine petroleum needle coke and pitch needle coke with binders and other ingredients to form graphite electrodes. Petroleum needle coke and pitch needle coke, relative to other varieties of coke, are distinguished by their needle‑like structure and their quality, which is measured by the presence of impurities, principally sulfur, nitrogen and ash. Petroleum needle coke and pitch needle coke are typically low in these impurities. Additionally, the needle‑like structure of petroleum and pitch needle coke creates expansion along the length of the electrode, rather than the width, which reduces the likelihood of fractures. In order to minimize fractures caused by disproportionate expansion over the width of an electrode, and minimize the effect of impurities, large‑diameter graphite electrodes (18 inches to 32 inches) employed in high‑intensity EAF applications are comprised almost exclusively of petroleum needle coke and pitch needle coke.

The process map below shows the raw materials required to make graphite electrodes, the various consumers of these raw materials, as well as the consumers of graphite electrodes.

(1)	Graphite electrode sales represent sales outside of China
Source: Management estimates
Previously, producers of petroleum needle coke typically agreed to supply petroleum needle coke in twelve‑month contracts; however, since 2017, producers of petroleum needle coke have typically used six‑month contracts. As a result, our competitors must continually renegotiate supply agreements in response to changing market conditions. We are substantially vertically integrated through our ownership of our Seadrift facility, which provides the majority of our needle coke requirements and insulates us from rapid changes in the needle coke market.
Market size and major producers
The needle coke industry is highly concentrated with approximately twelve major producers of needle coke and only five major producers of petroleum needle coke. These firms include Phillips 66 (U.S.), Seadrift (GrafTech), Petrocokes Japan Limited (Japan), JX Nippon Oil & Energy Co., Ltd. (Japan) and Petrochina International Jinzhou Co., Ltd. (China), which produce petroleum needle coke, and Mitsubishi Chemical Company (Japan), Baosteel Group (China), C‑Chem Co., Ltd. (Japan), Indian Oil Company Limited (India), JX Holdings Inc. (Japan), Petrochina International Jinzhou Co., Ltd. (China) and Anshan Kaitan Thermo‑Energy New Materials Co. Ltd (China), which produce pitch needle coke. We estimate that Seadrift has approximately 19% of the petroleum needle coke production capacity outside China.
Graphite electrode manufacturers prefer petroleum needle coke because of the meaningfully longer bake and graphitizing time required for pitch needle coke. Electric vehicle manufacturers prefer artificial graphite such as petroleum needle coke in lithium‑ion batteries because of its greater energy density, providing batteries with longer driving ranges and longevity.

Estimated Petroleum needle coke industry production capacity (excluding China) by company (MT)
Source: Management estimates
Industry trends
Petroleum needle coke production capacity outside of China has remained unchanged for at least the last 10 years due to the capital intensity, technical know‑how and long lead times required to build greenfield needle coke production facilities and the stringent regulatory process associated with building new needle coke production capacity. Furthermore, we believe that brownfield expansion opportunities in developed countries are generally not available as petroleum needle coke manufacturing is a continuous process with significant costs associated with shutting down and restarting facilities for maintenance or capital investment.
Demand for petroleum needle coke is increasing due to the use of needle coke in lithium‑ion batteries used in electric vehicles. According to the International Energy Agency ("IEA"), the global electric car fleet exceeded 5 million in 2018, up 2 million from the previous year and almost doubling the number of new electric car sales. The IEA projects that global annual sales of electric cars may range between 5 million and 8 million in 2020, and between 12 million and 24 million in 2025. Most electric vehicles rely on lithium‑ion batteries as their key performance component. Many manufacturers of lithium‑ion batteries for electric vehicles use needle coke as a raw material for carbon anodes in their batteries due to advantages in terms of charging rate and capacity. According to IEA, battery pack capacity has been increasing in recent years. In the future, the observed trend towards larger battery pack sizes is expected to continue. Based on IEA’s estimates for electric vehicle sales and battery pack size, and management estimates for needle coke used in anodes, demand for needle coke from electric vehicles could grow significantly from approximately 58,000 MT in 2018 to over 200,000 MT in 2020.
Contracts and Customers
In 2017, we reoriented our commercial strategy around a three‑ to five‑year take‑or‑pay contract framework and restructured our sales force incentives. As graphite electrodes are an essential consumable in the EAF steel production process and require a long lead time to manufacture, we believe our strategic customers are highly focused on securing certainty of supply of reliable, high quality graphite electrodes. Prior to our three‑ to five‑year take‑or‑pay contract initiative, our sales of graphite electrodes were generally negotiated annually through purchase orders on an uncontracted, nonbinding basis. The majority of our customers sought to secure orders for a supply of their anticipated volume requirements each upcoming year. The remaining, small balance of our graphite electrode customers purchased their electrodes as needed throughout the year at industry spot prices.
We believe we are uniquely capable among graphite electrode producers to pursue our three‑ to five‑year take‑or‑pay contracting strategy due to our substantial vertical integration into petroleum needle coke production. All of our petroleum needle coke production is used internally and is not sold to external customers. Demand for petroleum needle coke increased due to the use of needle coke in lithium‑ion batteries for electric vehicles, as well as increased demand for graphite electrodes. Consequently, we expect this limited availability of petroleum needle coke will restrict new graphite electrode production. Seadrift, our wholly owned subsidiary acquired in 2010, provides the majority of our petroleum needle coke requirements and produces sufficient needle coke to supply substantially all of the graphite electrode production that we have contracted under our take‑or‑pay contracts. We have also hedged the decant oil required to produce all of the graphite electrodes sold under these contracts, providing us substantial visibility into our future raw material costs.

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
Beginning in the fourth quarter of 2017, we executed three‑ to five‑year take‑or‑pay contracts for approximately 60% to 65% of our cumulative expected production capacity from 2018 through 2022.  In 2018, we shipped approximately 133,000 MT under these contracts at prices averaging approximately $10,100 per MT.  In 2019, we shipped approximately 145,000 MT under these contracts at pricing averaging approximately $9,900 per MT.  We have contracted to sell approximately 142,000, 125,000 and 117,000 MT in 2020, 2021 and 2022, respectively. Approximately 83% of these volumes are under pre‑determined fixed annual volume contracts, while approximately 17% of the volumes are under contracts with a specified volume range. The aggregate difference between the midpoints above and the minimum or maximum volumes across our cumulative portfolio of take‑or‑pay contracts with specified volume ranges is approximately 5,000 MT per year in 2020, 2021 and 2022. Contracted volumes may vary in timing and total due to the credit risk associated with certain customers facing financial challenges as well as customer demand related to contracted volume ranges. In 2020, we expect to ship approximately 130,000 MT at prices averaging approximately $9,600 per MT.
All of our take‑or‑pay contracts have fixed prices. Within this contract framework, our customers agree to purchase a specified volume of product at the price under the contract. Contract customers are unable to renegotiate or adjust the price under the contract. These fixed prices under the contracts also prevent us from passing along any changes related to the costs of raw materials to contract customers. As a result of the take‑or‑pay obligation of the contracts, the customer must purchase the annual contracted volume (or annual volume within the specified range). In the event the customer does not take delivery of the annual volume specified in the contract, our contracts provide for a capacity payment equal to the product of the number of MTs short of the annual volume specified in the contract multiplied by the price under the contract for that contract year. The weighted average contract price for the contracted volumes over the next three years is approximately $9,600 per MT, with the weighted average contract prices for contracts with a specified volume range computed using the volume midpoint.
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
2019 Revenue and production by region and end market
Approximately 90% of our graphite electrodes were purchased by EAF steel producers in 2019. The remaining portion is primarily used in various other ferrous and non‑ferrous melting applications, BOF production, fused materials, chemical processing, and alloy metals. In 2019, one customer accounted for 10% of our net sales. We believe this customer does not pose a significant concentration of risk, as sales to this customer could be replaced by demand from other customers. We sell our products in every major geographic region globally. Sales of our products to buyers outside the United States accounted for approximately 81% of net sales in 2017, and approximately 77% of net sales in each of 2018 and 2019. Overall, in 2019, we generated more than 90% of our net sales from EMEA and the Americas.

We believe our three‑ to five‑year take‑or‑pay contracting strategy provides cash flow visibility and stability to our customers and, as a result, has secured a high quality customer base. We perform financial and credit reviews of all eligible potential customers prior to entering into these contracts. Less creditworthy customers are required to post a bank guarantee, letter of credit or significant cash prepayment. Based on total revenues over the life of the contracts, our ten largest customers represent 38% of total revenue, while the next ten customers and all other customers represent 17% and 45% of total revenue, respectively. During 2019, approximately 80% of our sales came from our three- to five-year take-or-pay contracts.
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

Facilities
We currently manufacture our graphite electrodes in three primary manufacturing facilities strategically located in the Americas and EMEA, two of the largest EAF steelmaking markets. Our locations allow us to serve our customers in the Americas and EMEA efficiently. In addition to these three facilities, we have a fourth graphite electrode manufacturing site in St. Marys, Pennsylvania. We have recently begun a series of projects at our Monterrey and St. Marys facilities that will shift graphitization and machining of additional volume of semi-finished product from Monterrey to St. Marys. We expect these projects will further optimize our manufacturing footprint by improving environmental performance and production flexibility at both facilities and also leverage cost efficiencies at our St. Marys facility. We believe that we have approximately 202,000 MT of graphite electrode production capacity at our operating sites. We believe our business has the lowest manufacturing cost structure of all of our major competitors, primarily due to the large scale of our manufacturing facilities.
Our manufacturing facilities significantly benefit from their size and scale, work force flexibility, access to attractively‑priced sources of power and other key raw materials, and our substantial vertical integration with Seadrift. Our Calais, Pamplona, Monterrey and St Marys facilities have access to low‑cost sources of electricity with essential logistical infrastructure in place, which is a significant element of our manufacturing costs. Our Seadrift facility currently produces the majority of our petroleum needle coke requirements for our graphite electrode production, allowing us to source our primary raw material internally and at cost, a significant advantage relative to our peers. Seadrift also produces sufficient needle coke to supply substantially all of the graphite electrode production that we have contracted under our take‑or‑pay contracts.
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
Production of a graphite electrode begins with the production of either petroleum needle coke, our primary raw material, or pitch needle coke. Petroleum needle coke is produced through a manufacturing process very similar to a refinery. The production process converts decant oil, a byproduct of the gasoline refining process, into petroleum needle coke and generally takes two to three months to produce. Needle coke takes its name from the needle‑like shape of the coke particles. We produce calcined petroleum needle coke at Seadrift. Seadrift is not dependent on any single refinery for decant oil. While Seadrift has purchased a substantial majority of its raw material inventory from a limited number of suppliers in recent years, we believe that there is a large supply of suitable decant oil in the United States available from a variety of sources. In addition, we use derivatives to hedge the decant oil required to produce all of the graphite electrodes sold under our three‑ to five‑year take-or-pay contracts, providing us with substantial visibility into our future raw material costs.
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
Research and development
We have over 130 years of experience in the R&D of graphite‑ and carbon‑based solutions. By focusing our management’s attention and R&D spending exclusively on the graphite electrode business, we have been able to meaningfully improve the quality of our graphite electrodes, repositioning ourselves as an industry quality leader and improving our relationships with strategic customers. Our focus on improving the quality of petroleum needle coke through R&D has led to our petroleum needle coke production at Seadrift being best‑in‑class for use in the manufacturing of highly durable UHP electrodes. We believe that our technological and manufacturing strengths and capabilities provide us with a competitive advantage.
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
International accords, foreign laws and regulations, and U.S. federal, state and local laws and regulations have been enacted to address concerns about the effects that CO2 emissions and other identified greenhouse gases ("GHGs") may have on the environment and climate worldwide. These effects are widely referred to as climate change. The international community has taken actions to address climate change issues on a global basis. In particular, in December 2015, the 21st Conference of Parties for the United Nations Framework Convention on Climate Change ("UNFCC") concluded with more than 190 countries adopting the Paris Agreement, which then came into force and was legally binding on the parties in November 2016. The Paris Agreement sets a goal of limiting the increase in global average temperature and consists of two elements: a legally binding commitment by each participating country to set an emissions reduction target, referred to as “nationally determined contributions” (or NDCs), with a review of the NDCs that could lead to updates and enhancements every five years beginning in 2023, and a transparency commitment requiring participating countries to disclose in full their progress. Our activities in the European Union ("EU") are subject to the EU Emissions Trading Scheme (or ETS), and it is likely that requirements relating to GHG emissions will become more stringent and will continue to expand to other jurisdictions in the future as NDCs under the Paris Agreement are implemented. Although, in November 2019, the United States began the process of formally withdrawing from the Paris Agreement, the EPA currently requires reporting of GHG emissions from certain sources and, in the future, the EPA or states may impose permitting obligations on new sources or existing sources that seek to modify their operations that would otherwise result in an increase in certain GHG emissions.
In the EU, the ETS, which was initially enacted under the provisions of the 1997 Kyoto Protocol, requires certain listed energy‑intensive industries to participate in an international “cap and trade” system of GHG emission allowances. A third phase of the EU ETS under Directive 2009/29/EC, covers the period 2013 to 2020 and instituted a number of program changes. EU Member States brought into force the necessary laws, regulations and administrative provisions to comply with this EU Directive. Carbon and graphite manufacturing is still not a covered industry sector in the revised Annex 1 of directive 2009/29/EC. However, one of our European manufacturing operations was required to comply with these provisions under a more general fuel combustion category, because its combustion units met the applicability levels. The operations subject to these provisions were eligible to receive free CO2 emission allowances under the member state allocation program. On November 9, 2017, to implement the EU’s NDC under the Paris Agreement and other GHG commitments, the European Parliament and Council announced a provisional agreement to revise and make more stringent the ETS during the Phase 4 period of 2021 to 2030. Among other changes, the Phase 4 provisions would further accelerate reduction in the current oversupply of allowances in the ETS market and establish further protections against the risks of carbon leakage. After extensive negotiations, the European Parliament and the Council formally supported the revision in February 2018. The revised EU ETS Directive (Directive (EU) 2018/410) entered into force on April 8, 2018. The EU’s current target for 2030 is to achieve a GHG reduction of at least 40% compared to 1990 levels. In addition, in December 2019, the European Commission presented the Communication on The European Green Deal announcing several upcoming legislative proposals for the EU 2050 climate neutrality objective and for increasing the EU 2030 GHG emissions reduction target to at least 50% and towards 55% compared to 1990 levels. Implementation of Phase 4 could increase the cost of our current GHG allowances and require us to obtain additional allowances. Based on information currently available to us, we believe that compliance with international accords, U.S. and foreign laws and regulations concerning climate change which have been promulgated, or that could be promulgated in the future, including Phase 4 and any further GHG initiatives of the ETS, will not have a material adverse effect on us.
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
Employee relations
As of December 31, 2019, we had 1,346 employees (excluding contractors). A total of 439 employees were in Europe (including Russia), 666 were in Mexico and Brazil, 3 were in South Africa, 231 were in the United States and 7 were in the Asia Pacific region. As of December 31, 2019, 877 of our employees were hourly employees.
As of December 31, 2019, approximately 774 employees, or 58%, of our worldwide employees, are covered by collective bargaining or similar agreements. As of December 31, 2019, approximately 627 employees, or 47%, of our worldwide employees, were covered by agreements that expire, or are subject to renegotiation, at various times through December 31, 2020. We believe that, in general, our relationships with our employees' unions are satisfactory and that we will be able to renew or extend our collective bargaining or similar agreements on reasonable terms as they expire. We cannot assure, however, that renewed or extended agreements will be reached without a work stoppage or strike or will be reached on terms satisfactory to us. As of December 31, 2019, none of the employees in our Seadrift plant or St. Marys facility were covered by collective bargaining or similar agreements.
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
We have experienced periods of significant net losses, including a net loss of $235.8 million for the year ended December 31, 2016. Our ability to maintain profitability depends on a number of factors, including the growth rate of the graphite electrode industry, the price of our products, the cost to produce our products, the competitiveness of our products and the production capacity at our existing plants. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. In addition, as a public company, we now incur significant legal, accounting and other expenses that we did not incur as a private company. As a result, our operations may not maintain profitability in the future and, even if we do maintain profitability, we may not be able to increase it.
We may be unable to implement our business strategies, including our initiative to secure and maintain three‑ to five‑year take‑or‑pay customer contracts, in an effective manner.
Our future financial performance and success largely depend on our ability to successfully implement our business strategies for growth successfully. We have undertaken, and will continue to undertake, various business strategies to sell a majority of our production capacity through three‑ to five‑year, take‑or‑pay contracts, and improve operating efficiencies and generate cost savings. We cannot assure you that we will successfully implement our business strategies or that implementing these strategies will sustain or improve and not harm our results of operations. In particular, our ability to implement our strategy to enter into and maintain three‑ to five‑year take‑or‑pay contracts successfully is subject to certain risks, including customers seeking to renegotiate key terms of their contracts, such as pricing and specified volume commitments, in the event market conditions change during the contract term; our inability to extend contracts when they expire; and a disruption in our access to Seadrift‑produced petroleum needle coke, which we will rely on, in part, to deliver the contracted volumes under the contracts. Under market conditions where the price of graphite electrodes is trending downwards, it may be unlikely customers will commit to long-term, take-or-pay contracts. As a result, we cannot assure you that we will successfully implement this strategy or realize the anticipated benefits of these contracts. In addition, the costs involved in implementing our strategies may be significantly greater than we currently anticipate.
Our business strategies are based on our assumptions about future demand for our products and on our continuing ability to produce our products profitably. Each of these factors depends, among other things, on our ability to finance our operations, maintain high‑quality and efficient manufacturing operations, effectively manage our customer relationships while enforcing customer commitments, respond to competitive and regulatory changes, access quality raw materials in a cost‑effective and timely manner, and retain and attract highly skilled technical, managerial, marketing and finance personnel. Any failure to develop, revise or implement our business strategies in a timely and effective manner may adversely affect our business, financial condition, results of operations or cash flows.
Global graphite electrode overcapacity has adversely affected graphite electrode prices in the past, and may adversely affect them again, which could negatively impact our sales, margins and profitability.
Overcapacity in the graphite electrode industry has adversely affected pricing in the past and may do so again. The rapid growth of Chinese steel production after 2010, which was primarily produced from BOF steelmaking, created a significant global oversupply of steel. Chinese steel exports gained market share from EAF steel producers, creating graphite electrode industry oversupply and inventory de‑stocking in this period. Historically, between 2008 and 2017, our weighted average realized price of graphite electrodes was approximately $4,500 per MT (on an inflation‑adjusted basis using constant 2018 dollars). During the last demand trough in 2016, our weighted average realized price fell to approximately $2,500 per MT. Although, Chinese steel exports has decreased since 2016, any significant future growth in Chinese steel exports could once again lead to an oversupply of steel, which would adversely affect the price of graphite electrodes.
An increase in global graphite electrode production capacity that outpaces an increase in demand for graphite electrodes could adversely affect the price of graphite electrodes. We believe worldwide graphite electrode supply will increase in 2020 driven by Chinese capacity additions. While growth in the Chinese EAF steel market may support some of these capacity additions, the additional graphite electrode capacity may exceed local Chinese requirements. Excess production capacity may result in manufacturers producing and exporting electrodes at prices that are lower than prevailing domestic prices, and sometimes at or below their cost of production. Excessive imports into the Americas and EMEA, which markets collectively make up 90% of our net sales, can also exert downward pressure on graphite electrode prices, which negatively affects our sales, margins and profitability.

Pricing for graphite electrodes has historically been cyclical, current prices are receding from recent highs, and the price of graphite electrodes may continue to decline in the future.
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
During the last demand trough, our weighted average realized price of graphite electrodes fell to approximately $2,500 per MT in 2016, on an inflation‑adjusted basis using constant 2018 dollars. Following the significant rationalization of graphite electrode production globally, the resumption of growth in EAF steel production, falling scrap prices, reductions in Chinese steel exports and constrained supply of needle coke, graphite electrode prices reached record highs in 2018.
Current prices have receded from the highs of 2018 and the price of graphite electrodes may continue to decline in the future. Supply and demand normalized in 2019, tipping towards overcapacity that exerts downward pressure on graphite electrode prices, and current spot prices have fallen below our weighted average contract price for long-term contracted volumes. Our business, financial condition and operating results could be materially and adversely affected to the extent prices for graphite electrodes decline in the future.

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
We sell our products primarily to the EAF steel production industry. The steel industry historically has been highly cyclical and is affected significantly by general economic conditions. Significant customers for the steel industry include companies in the automotive, construction, appliance, machinery, equipment and transportation industries, which are industries that were negatively affected by the general economic downturn and the deterioration in financial markets, including severely restricted liquidity and credit availability, in the recent past. In particular, EAF steel production declined approximately 17% from 2008 to 2009 as a result of that general economic downturn and deterioration in financial markets. In addition, EAF steel production declined approximately 10% from 2011 to 2015 due to global steel production overcapacity driven largely by Chinese BOF steel exports. Since 2016, however, the EAF steel market has rebounded and resumed its long‑term growth trajectory, though recently has slowed in some markets, notably Europe and South America.
Our customers, including major steel producers, have in the past experienced and may again experience downturns or financial distress that could adversely impact our ability to collect our accounts receivable on a timely basis or at all.
The graphite industry is highly competitive. Our market share, net sales or net income could decline due to vigorous price and other competition.
Competition in the graphite industry (other than, generally, with respect to new products) is based primarily on price, product differentiation and quality, delivery reliability and customer service. Graphite electrodes, in particular, are subject to rigorous price competition. Competition with respect to new products is, and is expected to continue to be, based primarily on price, performance and cost effectiveness, customer service and product innovation. Competition could prevent implementation of price increases, require price reductions or require increased spending on research and development, marketing and sales that could adversely affect us. In such a competitive market, changes in market conditions, including customer demand and technological development, could adversely affect our competitiveness, sales and/or profitability.
We are dependent on the supply of petroleum needle coke. Our results of operations could deteriorate if recent disruptions in the supply of petroleum needle coke continue or worsen for an extended period.
Petroleum needle coke is a key raw material used in the production of graphite electrodes. The supply of petroleum needle coke has been limited starting in the second half of 2017 as the demand for petroleum needle coke outpaced supply due to increasing demand for petroleum needle coke for use in the production of lithium‑ion batteries used in electric vehicles. Seadrift currently provides the majority of our current petroleum needle coke requirements, and we purchase the remainder from external sources. We plan to rely on Seadrift‑produced petroleum needle coke to support the production of substantially all of the contracted volumes of graphite electrodes under our three‑ to five‑year take‑or‑pay contracts. As a result, a disruption in Seadrift’s production of petroleum needle coke could adversely affect our ability to achieve the anticipated benefits of these contracts if we are forced to purchase petroleum needle coke from external sources at a higher cost to support the production of these contracted volumes. Moreover, although estimates vary as to the duration of this period of tight petroleum needle coke supply, if the current market shortage of petroleum needle coke continues or worsens, we may be unable to acquire sufficient amounts of petroleum needle coke from external sources to support our remaining needle coke requirements currently used in the production of graphite electrodes for sale in the spot market. As a result, a continued or worsening disruption in the supply of petroleum needle coke could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Petroleum and coal products, including decant oil and coal tar pitch, which are our principal raw materials other than petroleum needle coke, and energy, particularly natural gas, have been subject to significant price fluctuations. For example, Seadrift may not always be able to obtain an adequate quantity of suitable low‑sulfur decant oil for the manufacture of petroleum needle coke, and capital may not be available to install equipment to allow use of higher sulfur decant oil (which is more readily available in the United States) if supplies of low‑sulfur decant oil become more limited in the future. Further, new low sulfur emissions regulations adopted by the International Maritime Organization (“IMO 2020”) may adversely impact pricing for low-sulfur decant oil.
We have in the past entered into, and may continue in the future to enter into, derivative contracts and short‑duration fixed rate purchase contracts to effectively fix a portion of our exposure to certain products. These hedging strategies may not be available or successful in eliminating our exposure. A substantial increase in raw material or energy prices that cannot be mitigated or passed on to customers or a continued interruption in supply, particularly in the supply of decant oil or energy, would have a material adverse effect on our business, financial condition, results of operations or cash flows. These hedges may be insufficient or ineffective in protecting against the impact of these fluctuations.
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
We are subject to stringent environmental, health and safety laws and regulations relating to our current and former properties (including former onsite landfills over which we have retained ownership), other properties that neighbor ours or to which we sent wastes for treatment or disposal, as well as our current raw materials, products, and operations. Some of our products (including our raw materials) are subject to extensive environmental and industrial hygiene regulations governing the registration and safety analysis of their component substances. Coal tar pitch, which is classified as a substance of very high concern under the EU’s REACH regulations, is used in certain of our processes but in a manner that we believe does not currently require us to obtain a specific authorization under the REACH guidelines. Violations of these laws and regulations, or of the terms and conditions of permits required for our operations, can result in damage claims, reputational harm, the imposition of substantial fines and criminal sanctions and sometimes require the installation of costly pollution control or safety equipment or costly changes in operations to limit pollution or decrease the likelihood of injuries. In addition, we are currently conducting remediation and/or monitoring at certain current and former properties and may become subject to material liabilities in the future for the investigation and cleanup of contaminated properties, including properties on which we have ceased operations. We have been in the past, and could be in the future, subject to claims alleging personal injury, death or property damage resulting from exposure to hazardous substances, accidents or otherwise for conditions creating an unsafe workplace. Further, alleged noncompliance with or stricter enforcement of, or changes in interpretations of, existing laws and regulations, adoption of more stringent new laws and regulations, discovery of previously unknown contamination or imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities or reputational harm that have a material adverse impact on our operations, costs or results of operations. It is also possible that the impact of safety and environmental regulations on our suppliers could affect the availability and cost of our raw materials.
For example, legislators, regulators and others, as well as many companies, are considering ways to reduce emissions of GHGs due to scientific, political and public concern that GHG emissions are altering the atmosphere in ways that are affecting, and are expected to continue to affect, the global climate. The EU has established GHG regulations and is revising its emission trading system for the period after 2020 in a manner that may require us to incur additional costs. The United States required reporting of GHG emissions from certain large sources beginning in 2011. Further measures, in the EU and many other countries, may be enacted in the future. In particular, in December 2015, more than 190 countries participating in the UNFCC reached an international agreement related to curbing GHG emissions (or Paris Agreement). Further GHG regulations under the Paris Agreement or otherwise may take the form of a national or international cap‑and‑trade emissions permit system, a carbon tax, emissions controls, reporting requirements, or other regulatory initiatives. For more information, see the section entitled “Business-Environment.”
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

•	imposition of or increases in revenue, income or earnings taxes and withholding and other taxes on remittances and other payments by subsidiaries;

•	inflation, deflation and stagflation in any country in which we have a manufacturing facility;

•	imposition of or increases in investment or trade restrictions by the United States or other jurisdictions or trade sanctions adopted by the United States;

•	compliance with laws on anti-corruption, export controls, customs, sanctions and other laws governing our operations, including in challenging jurisdictions;

•
inability to determine or satisfy legal requirements, effectively enforce contract or legal rights, including our rights under our three‑ to five‑year take‑or‑pay contracts and intellectual property rights, and obtain complete financial or other information under local legal, judicial, regulatory, disclosure and other systems; and

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
Our manufacturing operations are subject to disruption due to equipment failure, extreme weather conditions, floods, hurricanes and tropical storms and similar events, major industrial accidents, including fires or explosions, cybersecurity attacks, strikes and lockouts, adoption of new laws or regulations, changes in interpretations of existing laws or regulations or changes in governmental enforcement policies, civil disruption, riots, terrorist attacks, war, public health crises and other events. These events may also impact the operations of one or more of our suppliers. For example, the potential physical impacts of climate change on our operations are uncertain and will likely be particular to the geographic circumstances. These physical impacts may include changes in rainfall and storm patterns, shortages of water or other natural resources, changing sea levels, and changing global average temperatures. For instance, our Seadrift facility in Texas and our Calais facility in France are located in geographic areas less than 50 feet above sea level. As a result, any future rising sea levels could have an adverse impact on their operations and on their suppliers. In the event manufacturing operations are substantially disrupted at one of our primary operating facilities, we will not have the ability to increase production at our remaining operating facilities in order to compensate. To the extent any of these events occur, our business, financial condition and operating results could be materially and adversely affected.
Plant operational improvements may be delayed or may not achieve the expected benefits.
Our ability to complete future operational improvements, including the shift of graphitization and machining of additional volume of semi-finished product from Monterrey to St. Marys, may be delayed, interrupted or otherwise limited by the need to obtain environmental and other regulatory approvals, unexpected cost increases, availability of labor and materials, unforeseen hazards such as weather conditions, and other risks customarily associated with construction projects. Moreover, the costs of these activities could have a negative impact on our results of operations. In addition, these operational improvements may not achieve the expected benefits as a result of changes in market conditions, raw material shortages or other unforeseen contingencies.
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
We are party to collective bargaining agreements and similar agreements with our employees. As of December 31, 2019, approximately 774 employees, or 58%, of our worldwide employees, are covered by collective bargaining or similar agreements. As of December 31, 2019, approximately 627 employees, or 47%, of our worldwide employees, were covered by agreements that expire, or are subject to renegotiation, at various times through December 31, 2020. Although we believe that, in general, our relationships with our employees are good, we cannot predict the outcome of current and future negotiations and consultations with employee representatives, which could have a material adverse effect on our business. We may not succeed in renewing or extending these agreements on terms satisfactory to us. Although we have not had any material work stoppages or strikes during the past decade, they may occur in the future during renewal or extension negotiations or otherwise. A material work stoppage, strike or other union dispute could adversely affect our business, financial condition, results of operations and cash flows.
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
We have $171.1 million of goodwill on our balance sheet as of December 31, 2019. Goodwill is tested for impairment annually in the fourth quarter or more often if events or changes in circumstances indicate a potential impairment may exist. Factors that could indicate that our goodwill is impaired include a decline in our stock price and market capitalization, lower than projected operating results and cash flows, and slower growth rates in our industry. Declines in our stock price, lower operating results and any decline in industry conditions in the future could increase the risk of impairment. Impairment testing incorporates our estimates of future operating results and cash flows, estimates of future growth rates, and our judgment regarding the applicable discount rates used on estimated operating results and cash flows. If we determine at a future time that impairment exists, it may result in a significant non-cash charge to earnings and lower stockholders’ equity.
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
Further, we collect data, including personally identifiable information of our employees, in the course of our business activities and transfer such data between our affiliated entities, to and from our business partners and to third‑party service providers, which may be subject to global data privacy laws and cross‑border transfer restrictions. While we take steps to comply with these legal requirements, any changes to such laws may impact our ability to effectively transfer data across borders in support of our business operations and any breach of such laws may lead to administrative, civil or criminal liability, as well as reputational harm to the Company and its employees. For example, the European Union’s General Data Protection Regulation (GDPR), introduced a number of obligations for subject companies, including obligations relating to data transfers and the security of personal data they process. We take steps to protect the security and integrity of the information we collect, but there is no guarantee that the steps we have taken will prevent inadvertent or unauthorized use or disclosure of such information, or prevent third parties from gaining unauthorized access to this information despite our efforts. Any such incident could result in legal claims or proceedings, liability under laws that protect the privacy of personally identifiable information (including the GDPR) and damage to our reputation.
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
Tax legislation could adversely affect us or our stockholders.
The Tax Cuts and Jobs Act (or the Tax Act) was enacted on December 22, 2017, and significantly revised the U.S. corporate income tax regime by, among other things:

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
Although we currently anticipate that the Tax Act and the accompanying changes in the corporate tax rate and calculation of taxable income will have a favorable effect on our financial condition, profitability and cash flows, the overall implications of the Tax Act at this time remain uncertain, and it is not possible to predict the full effect of the Tax Act on our business and operations. Thus, the Tax Act and future implementing regulations, administrative guidance or interpretations of the legislation may have unanticipated adverse effects on us or our stockholders.
We are required to make payments under a tax receivable agreement for certain tax benefits we may claim in the future, and the amounts we may pay could be significant.
In connection with the completion of our IPO, we entered into a tax receivable agreement (or the TRA) that provides Brookfield the right to receive future payments from us of 85% of the amount of cash savings, if any, in U.S. federal income tax and Swiss tax that we and our subsidiaries realize as a result of the utilization of certain tax assets attributable to periods prior to our IPO, including certain federal NOLs, previously taxed income under Section 959 of the Internal Revenue Code of 1986, as amended from time to time (or the Code), foreign tax credits, and certain NOLs in GrafTech Switzerland S.A. (or, collectively, the Pre‑IPO Tax Assets). In addition, we pay interest on the payments we make to Brookfield with respect to the amount of this cash savings from the due date (without extensions) of our tax return where we realize this savings to the payment date at a rate equal to LIBOR plus 1.00% per annum. The term of the TRA commenced on April 23, 2018 and will continue until there is no potential for any future tax benefit payments.
We expect that, based on current tax laws, payments under the TRA relating to the Pre‑IPO Tax Assets will be approximately $89.9 million in the aggregate, which was recognized as an expense in 2018 and 2019, with a maximum amount of approximately $100 million. This figure does not account for our Pre‑IPO Tax Assets attributable to previously taxed income under Section 959 of the Code, the value of which is highly speculative, and certain NOLs in GrafTech Switzerland S.A., which we expected to have nominal value at the time of the IPO. Payments made by us to Brookfield under the TRA generally reduce the amount of overall cash flow that might have otherwise been available to us. We made our initial payment of $27.9 million related to the TRA in February 2020.
For more information about the TRA, see “Certain relationships and related party transactions-Tax Receivable Agreement.”

Risks related to our indebtedness
Our indebtedness could limit our financial and operating activities and adversely affect our ability to incur additional debt to fund future needs and our ability to fulfill our obligations under our existing and future indebtedness.
Our credit agreement (as amended, the "2018 Credit Agreement") provides for (i) an aggregate $2,250 million senior secured term loan facility (or the 2018 Term Loan Facility) and (ii) a $250 million senior secured revolving credit facility (or the 2018 Revolving Credit Facility and, together with the 2018 Term Loan Facility, as amended, the Senior Secured Credit Facilities). In 2018, our wholly owned subsidiary, GrafTech Finance Inc., a Delaware corporation ("GrafTech Finance"), borrowed $2,250 million aggregate principal under the 2018 Term Loan Facility (or the 2018 Term Loans). The 2018 Term Loans mature on February 12, 2025. The maturity date for the 2018 Revolving Credit Facility is February 12, 2023.
As of December 31, 2019, we had approximately $1,812.8 million of indebtedness outstanding, with $246.9 million available for borrowing under the 2018 Revolving Credit Facility (taking into account approximately $3.1 million of outstanding letters of credit issued thereunder).
Interest expense for the years ended December 31, 2019 and December 31, 2018 was $127.3 million and $135.1 million, respectively.
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
Additionally, we have in the past entered into, and may in the future enter into, interest rate swaps and caps to attempt to manage interest rate expense. During 2019, we entered into interest rate swap contracts with notional amounts of $500 million maturing in two years and another $500 million maturing in five years. We may purchase or sell these financial instruments, and open and close hedges or other positions, at any time. Changes in interest rates have in the past resulted, and may in the future result, in significant gains or losses. These instruments are marked‑to‑market monthly and related gains and losses are recorded in Other Comprehensive Income on the Consolidated Balance Sheets. These hedges may be insufficient or ineffective in protecting against the impact of these fluctuations.
Uncertainty relating to the calculation of London Interbank Offered Rate (LIBOR) and other reference rates and their potential discontinuance may adversely affect interest expense related to our outstanding debt, including amounts borrowed under our Senior Secured Credit Facilities.

National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices, which are deemed to be “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In particular, on July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Such announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. As such, it appears highly likely that LIBOR will be discontinued or modified by the end of 2021.

At this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates, may have on LIBOR or other benchmarks, including  LIBOR-based borrowings under our Senior Secured Credit Facilities. Furthermore, the use of alternative reference rates or other reforms could cause the market value of, the applicable interest rate on and the amount of interest paid on our benchmark-based borrowings to be materially different than expected and could materially adversely impact our ability to refinance such borrowings or raise future indebtedness on a cost effective basis.

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
As of December 31, 2019, Brookfield owns approximately 74% of our outstanding common stock. As a result, Brookfield owns shares sufficient for the majority vote over all matters requiring a stockholder vote, including the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our Amended and Restated Certificate of Incorporation (or Amended Certificate of Incorporation) and our Amended and Restated By‑Laws (or Amended By‑Laws); and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of Brookfield may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control. Also, Brookfield may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but that might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then‑current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.
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

We currently pay cash dividends on our common stock in accordance with our dividend policy. We cannot assure you, however, that we will pay dividends in the future in these amounts or at all. Our board of directors may change the timing and amount of any future dividend payments or eliminate the payment of future dividends in its sole discretion, without any prior notice to our stockholders. Our ability to pay dividends will depend upon many factors, including our financial position and liquidity, results of operations, legal requirements, restrictions that may be imposed by the terms of our current and future credit facilities and other debt obligations and other factors deemed relevant by our board of directors. For example, we may or may not be able to, or may decide not to, pay dividends if we are unable, for any reason, to continue our three‑ to five‑year take‑or‑pay contracts strategy in the future or we experience a significant disruption in our manufacturing operations or our production of petroleum needle coke at Seadrift, that, in either case, inhibits our ability to deliver the contracted volumes under our three‑ to five‑year take‑or‑pay contracts. In addition, adverse market conditions may lead us to prioritize repaying the principal on our outstanding indebtedness. Our ability to pay dividends on our common stock is also limited as a practical matter by our credit facilities. In the future, we may also enter into other credit agreements or other borrowing arrangements or issue debt securities that, in each case, restrict or limit our ability to pay cash dividends on our common stock. In addition, since we are a holding company with no operations of our own, our ability to pay dividends is dependent on the ability of our subsidiaries to make distributions to us. Their ability to make such distributions will be subject to their operating results, cash requirements and financial condition. Any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our common stock. See “Dividend Policy.”
Certain provisions, including in our Amended Certificate of Incorporation and our Amended By‑Laws, could hinder, delay or prevent a change in control, which could adversely affect the price of our common stock.
Our Amended Certificate of Incorporation and Amended By‑Laws contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors or Brookfield, including:

•
provisions in our Amended Certificate of Incorporation and Amended By‑Laws that prevent stockholders from calling special meetings of our stockholders, except where the Delaware General Corporation Law (“DGCL”) confers the right to fix the date of such meetings upon stockholders;

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
Sales of substantial amounts of our common stock in the public markets, or the perception that these sales could occur, could cause the market price of our common stock to decline. In particular, the sale in the public markets of our common stock by Brookfield, which, as of December 31, 2019, owns approximately 74% of our outstanding common stock, or by our officers and directors, or the perception that these sales may occur, could cause the market price of our common stock to decline. Brookfield may from time to time seek to sell or otherwise dispose of some or all of its shares, including by transferring shares to affiliates, distributing shares to its partners, members or beneficiaries, or selling shares in underwritten offerings, block sales, open market transactions or otherwise. Brookfield and our officers and directors may also sell shares into the public markets in accordance with the requirements of Rule 144, and Brookfield is entitled to request that we facilitate SEC registration of their sales of shares pursuant to the terms of a registration rights agreement. A decline in the price of our common stock might impede our ability to raise capital through the issuance of additional common stock or other equity securities.
The future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise will dilute all other stockholdings.
As of February 17, 2020, we have an aggregate of 2,716,069,013 shares of common stock authorized but unissued and not otherwise reserved for issuance under our incentive plans. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue common stock in connection with these acquisitions. Any common stock issued in connection with our incentive plans, acquisitions, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by public investors.
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
Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We have appealed this state court ruling as well and intend to vigorously defend it. As of December 31, 2019, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
The National Water Commission in Mexico, or CONAGUA, initiated an administrative proceeding with respect to water usage at the Company’s Monterrey facility on November 26, 2018. The inquiry relates to an audit of historical water usage fees and related assessments for the facility. The Company is cooperating with CONAGUA with respect to this matter.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 4A. Information about our Executive Officers
The following table sets forth information with respect to our current executive officers, including their ages, as of February 17, 2020. There are no family relationships between any of our executive officers.

Name	Age	Position
David J. Rintoul	62	President and Chief Executive Officer
Quinn J. Coburn	56	Vice President, Chief Financial Officer and Treasurer
Jeremy S. Halford	47	Senior Vice President, Operations and Development
Gina K. Gunning	53	Chief Legal Officer and Corporate Secretary
Iñigo Perez Ortiz	48	Senior Vice President, Commercial

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

Quinn J. Coburn became CFO in September 2015. Mr. Coburn served as interim CFO beginning in May 2015 after previously serving as Vice President of Finance and Treasurer. He joined the Company in August 2010 after working at NCR Corporation from December 1992 until August 2010, including service as that company’s Vice President and Treasurer. Mr. Coburn graduated with a B.S. in Accounting from Utah State University in 1988. He received a Masters of Business Administration from University of Pennsylvania’s The Wharton School in 1992.
Jeremy S. Halford joined the Company on May 1, 2019 as Senior Vice President, Operations and Development. Mr. Halford previously served as the President of Arconic Engineered Structures, a producer of highly engineered titanium and aluminum components for the aerospace, defense and oil and gas markets, a position he held since January 2017. Mr. Halford also was President of Doncasters Aerospace, a manufacturer of components and assemblies for the civil and military aero engine and airframe markets, from 2014 to 2016, and Vice President, Global Business Development, Doncasters Group Limited from 2013 to 2014. Previously, he also was President of Mayfran International from 2012 to 2013, and spent seven years at Alcoa in a variety of general management and strategy roles. Mr. Halford holds a Masters of Business Administration degree from Harvard University and a Bachelor of Science degree in Mechanical Engineering from GMI Engineering and Management Institute (now Kettering University).
Gina K. Gunning joined the Company as Chief Legal Officer and Corporate Secretary in July 2018. She has nearly 25 years of law firm and in-house corporate legal experience across multiple industries.  Prior to joining GrafTech, she was an Associate General Counsel at FirstEnergy Corp. from 2012 to 2018, where she was responsible for legal matters involving SEC reporting, business development, capital markets, as well as corporate and executive compensation topics. She also served as a partner at Jones Day.  Ms. Gunning holds a Juris Doctor from Notre Dame Law School and a Bachelor of Arts in English from the University of Notre Dame.
Iñigo Perez Ortiz joined the Company as Senior Vice President, Commercial in February 2020. Mr. Perez most recently served as Vice President, Europe and Asia, Sales and Customer Service at Alcoa Corporation, a global industry leader in bauxite, alumina, and aluminum products, a position he held since 2017. Previously at Alcoa, Mr. Perez was Commercial Director, Europe and Asia Pacific from 2011 to 2017, Sales Manager, Europe from 2007 to 2011 and Sales Office Manager from 2002 to 2007. Prior to his career at Alcoa, Mr. Perez served in a variety of senior commercial roles at Autopulit S.A., Warner Electric and Babcock Wilcox Espanola, S.A. Mr. Perez holds a Master in Industrial Plans Management, Lean Manufacturing and Engineering degree from Polytechnic University of Barcelona, an Executive Master of Business Administration degree from Instituto de Empresa and a Mining Engineer degree from the University of the Basque Country.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock IPO was completed on April 23, 2018 and our stock is listed on the NYSE under the trading symbol “EAF”.
Holders
As of December 31, 2019, there were two holders of record of our common stock.
Dividend Policies and Restrictions
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

Repurchases
The table below sets forth the information on a monthly basis regarding GrafTech's purchases of its common stock, par value $0.01 per share, during the fourth quarter of 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 through October 31, 2019 (1)	125,551	$11.01	125,551	$89,133,000
November 1 through November 30, 2019	—	—	—	—
December 1 through December 31, 2019 (2)	19,047,619	$13.125	—	—
Total	19,173,170		125,551	$89,133,000
(1) Represents shares repurchased in open market transactions pursuant to the Share Repurchase Program (as defined below). Share repurchases were made pursuant to our previously announced program to repurchase, which was authorized by our Board of Directors on July 30, 2019 (“Share Repurchase Program”). The Share Repurchase Program was announced on July 31, 2019 and allows for the purchase of up to $100 million of outstanding shares of our common stock from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18 plans. The share repurchase program has no expiration date.
(2) Represents shares repurchased directly from Brookfield, our majority stockholder.

Item 6.	Selected Financial Data
The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto.
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

	Successor					Predecessor
	Year Ended December 31,				For the Period August 15 Through December 31, 2015	For the Period January 1 Through August 14, 2015 (d)
	2019	2018	2017	2016
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$1,790,793	$1,895,910	$550,771	$437,963	$193,133	$339,907
Income (loss) from continuing operations	744,602	853,888	14,212	(108,869)	(28,625)	(101,970)
Net income (loss)	744,602	854,219	7,983	(235,843)	(33,551)	(120,649)
Basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations per share	$2.58	$2.87	$0.05	$(0.36)	$(0.09)	$(0.74)
Weighted average common shares outstanding (a)	289,057	297,748	302,226	302,226	302,226	137,152
Dividends per common share (b)	$0.34	$7.71	$—	—	$—	$—

Balance sheet data (at period end):
Total assets	$1,526,164	$1,505,491	$1,199,103	$1,172,276	$1,422,015	N/A (d)
Other long-term obligations (c)	72,562	72,519	68,907	82,148	94,318	N/A (d)
Total long-term debt	1,812,682	2,050,311	322,900	356,580	362,455	N/A (d)
Other financial data:
Net cash provided by operating activities	$805,316	$836,603	$36,573	$22,815	$23,115	$28,323
Net cash used in investing activities	(63,884)	(67,295)	(2,199)	(10,471)	(17,484)	(39,918)
Net cash (used in) provided by financing activities	(709,631)	(731,044)	(32,995)	(8,317)	(23,072)	20,824

(a)	Successor period data gives effect to the 3,022,259.23-for-1 stock split on our common stock effected on April 12, 2018.

(b)
2018 calculated by total dividends paid of $2,294,265 divided by weighted average shares outstanding. $2,022,000 of these dividends were declared and paid to Brookfield prior to our IPO. All other dividends were declared and paid to all common stockholders.

(c)	Represents pension and post-retirement benefits and related costs and miscellaneous other long-term obligations.

(d)	A closing balance sheet as of August 14, 2015 was not required as part of previous filings.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and the accompanying notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Discussion and analysis regarding our financial condition and results of operations for 2018 as compared to 2017 is included in Item 7 of our Annual Report on Form 10-K for the year-ended December 31, 2018, filed with the SEC on February 22, 2019. Information in this section is intended to assist the reader in obtaining an understanding of our Consolidated Financial Statements, the changes in certain key items in those financial statements from year‑to‑year, the primary factors that accounted for those changes, any known trends or uncertainties that we are aware of that may have a material effect on our future performance, as well as how certain accounting principles affect our Consolidated Financial Statements. This discussion and analysis contains forward‑looking statements that involve risks, uncertainties and assumptions. See “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those forward‑looking statements as a result of many factors, including those discussed in “Risk Factors” and elsewhere in this Form 10-K.
Overview
We are a leading manufacturer of high quality graphite electrode products essential to the production of electric arc furnace ("EAF") steel and other ferrous and non‑ferrous metals. We believe that we have the most competitive portfolio of low‑cost graphite electrode manufacturing facilities in the industry, including three of the highest capacity facilities in the world. We are the only large scale graphite electrode producer that is substantially vertically integrated into petroleum needle coke, a key raw material for graphite electrode manufacturing. Between 1984 and 2011, EAF steelmaking was the fastest‑growing segment of the steel sector, with production increasing at an average rate of 3.5% per year, based on World Steel Association ("WSA") data. Historically, EAF steel production has grown faster than the overall steel market due to the greater resilience, more variable cost structure, lower capital intensity and more environmentally friendly nature of EAF steelmaking. This trend was partially reversed between 2011 and 2015 due to global steel production overcapacity driven largely by Chinese blast furnace ("BOF") steel production. Beginning in 2016, efforts by the Chinese government to restructure China’s domestic steel industry have led to limits on BOF steel production and lower export levels, and developed economies, which typically have much larger EAF steel industries, have instituted a number of trade policies in support of domestic steel producers. As a result, beginning in 2016, the EAF steel market rebounded strongly and resumed its long‑term growth trajectory. This revival in EAF steel production resulted in increased demand for our graphite electrodes.
In response to this increased demand, we modified our commercial strategy and executed three‑ to five‑year take‑or‑pay contracts for approximately 60% to 65% of our cumulative expected production capacity from 2018 through 2022.  In 2018, we shipped approximately 133,000 MT under these contracts at prices averaging approximately $10,100 per MT.  In 2019, we shipped approximately 145,000 MT under these contracts at pricing averaging approximately $9,900 per MT.  We have contracted to sell approximately 142,000, 125,000 and 117,000 MT in 2020, 2021 and 2022, respectively. Approximately 83% of these volumes are under pre‑determined fixed annual volume contracts, while approximately 17% of the volumes are under contracts with a specified volume range. The aggregate difference between the midpoints above and the minimum or maximum volumes across our cumulative portfolio of take‑or‑pay contracts with specified volume ranges is approximately 5,000 MT per year in 2020, 2021 and 2022. Contracted volumes may vary in timing and total due to the credit risk associated with certain customers facing financial challenges as well as customer demand related to contracted volume ranges. In 2020, we expect to ship approximately 130,000 MT at prices averaging approximately $9,600 per MT. The weighted average contract price for the contracted volumes over the next three years is approximately $9,600 per MT, with the weighted average contract prices for contracts with a specified volume range computed using the volume midpoint.
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
This growth trend has resumed after a decline in EAF steelmaking between 2011 and 2015, as Chinese steel production, which is predominantly BOF‑based, grew significantly, taking market share from EAF steel producers. Beginning in 2016, efforts by the Chinese government to eliminate excess steelmaking production capacity and improve environmental and health conditions have led to limits on Chinese BOF steel production, including the closure of over 200 million MT of its steel production capacity, based on data from S&P Global Platts and the Ministry of Commerce of the People’s Republic of China. In 2017, Chinese steel exports fell by more than 30% from 2016. Chinese steel exports continued to decline an additional 8% in 2018 according to the

National Bureau of Statistics of China, reflecting the reduction in steel production capacity. As a result, the historical growth trend of EAF steelmaking relative to the overall steel market resumed and has led to increased demand for our graphite electrodes. Prior to this improvement in demand, the electrode industry experienced an extended, five‑year downturn. At the same time, consolidation and rationalization of graphite electrode production capacity limited the ability of graphite electrode producers to meet this demand.
Demand for petroleum needle coke has outpaced supply due to increasing demand for petroleum needle coke in the production of lithium‑ion batteries used in electric vehicles. Increased demand has led to pricing increases for petroleum needle coke over the last two years. While prices have begun to retreat in the second half of 2019, they still remain at historical highs. Graphite electrodes have typically been priced at a spread to petroleum needle coke. We believe that our substantial vertical integration into petroleum needle coke through our ownership of Seadrift provides a significant cost advantage relative to our competitors in periods of tight petroleum needle coke supply and we currently anticipate utilizing all of our needle coke internally, minimizing the need for third-party purchases. However, recent steel production and graphite electrode consumption has slowed in some regions, notably Europe and South America.
In its January 2020 report, the International Monetary Fund ("IMF") reported an estimated global growth rate for 2019 of 2.9%. They estimated 2020 global growth rate at 3.3% and 2021 is estimated to be 3.4%. The estimates for all three years were down slightly from their October 2019 report. The downward revisions of 0.1% for 2019 and 2020 and 0.2% for 2021 were primarily driven by factors in emerging market economies, notably India.
The WSA's October 2019 Short Range Outlook estimated that global steel demand outside of China increased by 1.6% in 2018, which was reduced by 0.6% from their April 2019 estimate. WSA also decreased their growth forecast for steel demand outside of China for 2019 from 1.7% in their April forecast to 0.2% as uncertainty, trade tensions and geopolitical issues have weighed on investment and trade. WSA's growth forecast for steel demand outside of China for 2020 was reduced to 2.5% from their April estimate of 2.8%. Overall, WSA estimates that total steel production outside of China decreased by approximately 2% in 2019.
The graphite electrode market began to soften in the second half of 2019. We expect global graphite electrode production capacity to expand in 2020 as a result of additions in China. Our graphite electrode sales volumes decreased significantly in the second half of 2019, as our customers began to de-stock their inventory of our products. Graphite electrode inventories remain elevated for many customers, but we are seeing early evidence that de-stocking is running its course. We continue to expect inventory de-stocking through the first half of 2020. We expect inventories to decline and conditions to improve as we move into the second half of 2020.
Components of results of operations
Net sales
Net sales reflect sales of our products, including graphite electrodes and associated by‑products. Several factors affect net sales in any period, including general economic conditions, competitive conditions, customer inventory levels, scheduled plant shutdowns by customers, national vacation practices, changes in customer production schedules in response to seasonal changes in energy costs, weather conditions, strikes and work stoppages at customer plants and changes in customer order patterns including those in response to the announcement of price increases or price adjustments.
Revenue is recognized when a customer obtains control of promised goods. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods. See Note 2 "Revenue from Contracts with Customers" to the Consolidated Financial Statements for more information. Our first quarter is historically the weakest sales quarter.
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
Selling and administrative expenses
Selling and administrative expenses include salaries, benefits and other personnel related costs for employees engaged in sales and marketing, customer technical services, engineering, finance, information technology, human resources and executive management. Other costs include outside legal and accounting fees, risk management (insurance), global operational excellence, global supply chain, in‑house legal, share‑based compensation and certain other administrative and global resources costs. Our “mark‑to‑market adjustment” refers to our accounting policy regarding pension and other post-employment benefit ("OPEB") plans, where we immediately recognize the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each year.
Other expense (income)
Other expense (income) consists primarily of foreign currency impacts on non‑operating assets and liabilities and miscellaneous income and expense.
Related party Tax Receivable Agreement expense
Related party Tax Receivable Agreement expense represents the Company's expense associated with Brookfield's right, as sole pre-IPO stockholder, to receive future payments from us for 85% of the amount of cash savings, if any, in U.S. federal income tax and Swiss tax that we and our subsidiaries realize as a result of the utilization of certain tax assets attributable to periods prior to our IPO.
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
The impact of these changes in the average exchange rates of other currencies against the U.S. dollar on our net sales was a decrease of $6.9 million for the year ended December 31, 2019 and an increase of $10.5 million and $4.5 million for the years ended December 31, 2018 and 2017, respectively.
The impact of these changes in the average exchange rates of other currencies against the U.S. dollar on our cost of sales was a decrease of $9.1 million for the year ended December 31, 2019 and increases of $3.6 million and $4.2 million in 2018 and 2017, respectively.

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
Key metrics used by management to measure performance
In addition to measures of financial performance presented in our Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles ("GAAP"), we use certain other financial measures and operating metrics to analyze the performance of our company. The “non‑GAAP” financial measures consist of EBITDA from continuing operations and adjusted EBITDA from continuing operations, which help us evaluate growth trends, establish budgets, assess operational efficiencies and evaluate our overall financial performance. The key operating metrics consist of sales volume, production volume, production capacity and capacity utilization.
Key financial measures

	For the year ended December 31,
(in thousands)	2019	2018	2017
Net sales	$1,790,793	$1,895,910	$550,771
Net income	$744,602	$854,219	$7,983
EBITDA from continuing operations(1)	$1,027,268	$1,102,625	$97,884
Adjusted EBITDA from continuing operations(1)	$1,048,259	$1,205,021	$95,806
Key operating metrics

	For the year ended December 31,
(in thousands)	2019	2018	2017
Sales volume (MT)(2)	171	176	163
Production volume (MT)(3)	177	179	166
Production capacity excluding St. Marys during idle period (MT)(4)(5)	202	180	167
Capacity utilization excluding St. Marys during idle period(4)(6)	88%	99%	85%
Total production capacity(5)(7)	230	208	195
Total capacity utilization(6)(7)	77%	86%	85%

(1)	See below for more information and a reconciliation of EBITDA and adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

(2)
Effective the first quarter of 2019, we have recast the sales volume above to include only graphite electrodes manufactured by GrafTech. This better reflects management's assessment of our profitability and excludes resales of low grade graphite electrodes manufactured by third party suppliers. For comparability purposes, the prior period has been recast to conform to this presentation.

(3)	Production volume reflects graphite electrodes produced during the period. See below for more information on our key operating metrics.

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

(6)	Capacity utilization reflects production volume as a percentage of production capacity. See below for more information on our key operating metrics.

(7)	Includes graphite electrode facilities in Calais, France; Monterrey, Mexico; Pamplona, Spain and St. Marys, Pennsylvania.
Non‑GAAP financial measures
In addition to providing results that are determined in accordance with GAAP, we have provided certain financial measures that are not in accordance with GAAP. EBITDA from continuing operations and adjusted EBITDA from continuing operations are non‑GAAP financial measures. We define EBITDA from continuing operations, a non‑GAAP financial measure, as net income or loss plus interest expense, minus interest income, plus income taxes, discontinued operations and depreciation and amortization from continuing operations. We define adjusted EBITDA from continuing operations as EBITDA from continuing operations plus any pension and OPEB plan expenses, rationalization‑related charges, initial and follow-on public offering and related expenses, acquisition and proxy contest costs, non‑cash gains or losses from foreign currency remeasurement of non‑operating liabilities in our foreign subsidiaries where the functional currency is the U.S. dollar, related party Tax Receivable Agreement expense, stock-based compensation and non‑cash fixed asset write‑offs. Adjusted EBITDA from continuing operations is the primary metric used by our management and our board of directors to establish budgets and operational goals for managing our business and evaluating our performance.
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

•	adjusted EBITDA from continuing operations does not reflect initial and follow-on public offering and related expenses;

•	adjusted EBITDA from continuing operations does not reflect acquisition and proxy costs;

•	adjusted EBITDA from continuing operations does not reflect related party Tax Receivable Agreement expense;

•	adjusted EBITDA from continuing operations does not reflect rationalization‑related charges, stock-based compensation or the non‑cash write‑off of fixed assets; and

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

The following table reconciles our non‑GAAP key financial measures to the most directly comparable GAAP measures:

	For the year ended December 31,
(in thousands)	2019	2018	2017

Net income (loss)	744,602	854,219	7,983
Add:
Discontinued operations	—	(331)	6,229
Depreciation and amortization	61,819	66,413	64,025
Interest expense	127,331	135,061	30,823
Interest income	(4,709)	(1,657)	(395)
Income taxes	98,225	48,920	(10,781)
EBITDA from continuing operations	1,027,268	1,102,625	97,884
Adjustments:
Pension and OPEB plan expenses (gain)(1)	6,727	3,893	(1,611)
Rationalization‑related gains(2)	—	—	(3,970)
Intial and follow-on public offerings and related expenses(3)	2,056	5,173	—
Acquisition and proxy contests costs(4)	—	—	886
Non‑cash loss on foreign currency remeasurement(5)	1,784	818	1,731
Stock-based compensation(6)	2,143	1,152	—
Non‑cash fixed asset write‑off(7)	4,888	4,882	886
Related party Tax Receivable Agreement expense(8)	3,393	86,478	—
Adjusted EBITDA from continuing operations	1,048,259	1,205,021	95,806

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

(3)	Legal, accounting, printing and registration fees associated with initial and follow-on public offering and related expenses.

(4)	Costs associated with the merger transaction with Brookfield, resulting in change in control compensation expenses.

(5)	Non‑cash loss from foreign currency remeasurement of non‑operating liabilities of our non‑U.S. subsidiaries where the functional currency is the U.S. dollar.

(6)	Non-cash expense for stock-based compensation grants.

(7)	Non‑cash fixed asset write‑off recorded for obsolete assets.

(8)	Non-cash expense for future payment to our sole pre-IPO stockholder for tax assets that are expected to be utilized.

Key Operating Metrics
In addition to measures of financial performance presented in accordance with GAAP, we use certain operating metrics to analyze the performance of our company. The key operating metrics consist of sales volume, production volume, production capacity and capacity utilization. These metrics align with management's assessment of our revenue performance and profit margin and will help investors understand the factors that drive our profitability.
Sales volume reflects the total volume of graphite electrodes sold for which revenue has been recognized during the period. For a discussion of our revenue recognition policy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Revenue Recognition.” Sales volume helps investors understand the factors that drive our net sales.
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

Customer base
We are a global company and sell our products in every major geographic market. Sales of these products to buyers outside the United States accounted for approximately 77%, 78% and 81% of our net sales in 2019, 2018 and 2017, respectively.
In 2019, six of our ten largest customers were based in Europe, two in the United States, and one in each of Brazil and Mexico. However, seven of our ten largest customers are multi‑national operations.
The following table summarizes information as to our operations in different geographical areas:

	For the year ended December 31,
(in thousands)	2019	2018	2017
Net sales:
United States	403,916	429,599	103,890
Americas (excluding the United States)	348,670	367,561	129,103
Asia Pacific	172,439	131,578	46,329
Europe, Middle East, Africa	865,768	967,172	271,449
Total	1,790,793	1,895,910	550,771
In 2019, one customer accounted for 10% of our net sales. We believe this customer does not pose a significant concentration of risk, as sales to this customer could be replaced by demand from other customers.
Results of operations
Results of operations for 2019 as compared to 2018
The tables presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our Management Discussion and Analysis ("MD&A"), insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	For the Year Ended December 31,		Increase/ Decrease	% Change
(in thousands)	2019	2018
Net sales	$1,790,793	$1,895,910	$(105,117)	(6)%
Cost of sales	750,390	705,698	44,692	6%
Gross profit	1,040,403	1,190,212	(149,809)	(13)%
Research and development	2,684	2,129	555	26%
Selling and administrative expenses	63,674	62,032	1,642	3%
Operating income	974,045	1,126,051	(152,006)	(13)%
Other expense (income), net	5,203	3,361	1,842	55%
Related party Tax Receivable Agreement expense	3,393	86,478	(83,085)	N/A
Interest expense	127,331	135,061	(7,730)	(6)%
Interest income	(4,709)	(1,657)	(3,052)	184%
Income from continuing operations before provision for income taxes	842,827	902,808	(59,981)	(7)%
Provision for income taxes	98,225	48,920	49,305	101%
Net income from continuing operations	$744,602	$853,888	$(109,286)	(13)%

Income from discontinued operations, net of tax	—	331	(331)	(100)%

Net income	$744,602	$854,219	$(109,617)	(13)%

Net sales. Net sales decreased by $105.1 million, or 6%, from $1.9 billion in 2018 to $1.8 billion in 2019. This decrease was primarily driven by a 3% decrease in sales volume of GrafTech manufactured electrodes as well as a decrease in non-GrafTech manufactured electrodes sales. Graphite electrode volumes decreased significantly in the second half of 2019, as our customers began to de-stock their inventory of our products. Graphite electrode inventories remain elevated for many customers, but we are seeing early evidence that de-stocking is running its course. We continue to expect inventory de-stocking through the first half of 2020. We expect inventories to decline and conditions to improve as we move into the second half of 2020. Approximately 80% of our 2019 revenues were derived from customers with long-term agreements. Spot market prices for graphite electrodes declined approximately 25% in 2019. We expect additional decreases in 2020.
Cost of sales. Cost of sales increased by $44.7 million, or 6%, from $705.7 million in 2018 to $750.4 million in 2019. This increase was primarily the result of sales of inventory that was manufactured using higher priced third-party needle coke. Cost of sales related to third-party needle coke peaked in 2019 and we expect modest declines in 2020.
Selling and administrative expenses. Selling and administrative expenses remained relatively flat from 2018 to 2019 as increased stock-based compensation and bad debt expenses were mostly offset by lower initial and follow-on public offering and related expenses.
Other expense (income), net. Other expense increased by $1.8 million, from $3.4 million in 2018 to $5.2 million in 2019. This increase was primarily due to a pension and OPEB mark-to-market charges of $4.1 million in 2019 versus $1.9 million in 2018.
Interest expense. Interest expense decreased by $7.7 million, or 6%, from $135.1 million in 2018 to $127.3 million in 2019, primarily due to a $24.2 million decrease in refinancing charges, partially offset by an increase in borrowings over the full period.
Provision for income taxes. The following table summarizes the benefit for income taxes in 2019 and 2018:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018

Tax expense	$98,225	$48,920
Income from continuing operations before provision for income taxes	842,827	$902,808
Effective tax rates	11.7%	5.4%
The effective tax rate for the year ended December 31, 2019 was 11.7% and differs from the U.S. statutory tax rate of 21% primarily due to worldwide earnings from various countries taxed at different rates, a portion of U.S. income being exempt from U.S. taxation as a result of the income qualifying for the foreign-derived intangible income deduction and a release of a valuation allowance recorded against the deferred tax asset related to U.S. state and foreign tax attributes. As of December 31, 2019, the balance of our valuation allowance against deferred tax assets was $13.7 million and does not result in, or limit the Company's ability to utilize these tax assets in the future. We expect the tax rate in 2020 to be approximately 14-18%.
The tax expense changed from $48.9 million, with an effective tax rate of 5.4% for the year ended December 31, 2018 to a $98.2 million with an 11.7% effective rate for the year ended December 31, 2019. This increase in the effective tax rate is primarily due to the partial release of a valuation allowance recorded against the deferred tax asset related to U.S. state and foreign tax attributes which was smaller in 2019 than the partial valuation allowance release recorded in 2018.
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
We account for our Russian, Swiss, Luxembourg, United Kingdom and Mexican subsidiaries using the dollar as the functional currency, as sales and purchases are predominantly dollar‑denominated. Our remaining subsidiaries use their local currency as their functional currency.
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

We believe that we have adequate liquidity to meet our needs. As of December 31, 2019, we had liquidity of $327.8 million, consisting of $246.9 million of availability on our 2018 Revolving Facility (subject to continued compliance with the financial covenants and representations) and cash and cash equivalents of $80.9 million. We had long‑term debt of $1,812.7 million and short‑term debt of $0.1 million as of December 31, 2019. As of December 31, 2018, we had liquidity of $295.4 million consisting of $245.5 million available on our 2018 Revolving Facility and cash and cash equivalents of $49.9 million. We had long‑term debt of $2,050.3 million and short‑term debt of $106.3 million as of December 31, 2018.
As of December 31, 2019 and 2018, $41.4 million and $38.4 million, respectively, of our cash and cash equivalents were located outside of the United States. We repatriate funds from our foreign subsidiaries through dividends. All of our subsidiaries face the customary statutory limitation that distributed dividends do not exceed the amount of retained and current earnings. In addition, for our subsidiary in South Africa, the South Africa Central Bank imposes that certain solvency and liquidity ratios remain above defined levels after the dividend distribution, which historically has not materially affected our ability to repatriate cash from this jurisdiction. The cash and cash equivalents balances in South Africa were $0.8 million and $0.2 million as of December 31, 2019 and December 31, 2018, respectively. Upon repatriation to the United States, the foreign source portion of dividends we receive from our foreign subsidiaries is no longer subject to U.S. federal income tax as a result of the Tax Act.
Cash flow and plans to manage liquidity. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of capital expenditures and other factors. We had positive cash flow from operating activities during 2019, 2018 and 2017. Although the global economic environment experienced significant swings in these periods, our working capital management and cost‑control initiatives allowed us to remain operating cash‑flow positive in both times of declining and improving operating results. Cash from operations is expected to remain at positive sustained levels due to the predictable earnings generated by our three-to-five-year sales contracts with our customers.
As of December 31, 2019, we had access to the $250 million 2018 Revolving Facility. We had $3.1 million of letters of credit, for a total availability on the 2018 Revolving Facility of $246.9 million. As of December 31, 2018, we had $4.5 million of letters of credit, for a total availability of $245.5 million on the 2018 Revolving Facility.
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
On April 19, 2018, we declared a dividend in the form of the Brookfield Promissory Note (as defined below) to the sole pre-IPO stockholder. The $750 million Brookfield Promissory Note was conditioned upon (i) the Senior Secured First Lien Net Leverage Ratio (as defined in the 2018 Credit Agreement), as calculated based on our final financial results for the first quarter of 2018, being equal to or less than 1.75 to 1.00, (ii) no Default or Event of Default (each as defined in the 2018 Credit Agreement) having occurred and continuing or that would result from the $750 million Brookfield Promissory Note and (iii) the satisfaction of the conditions described in (i) and (ii) above occurring within 60 days from the dividend record date. Upon publication of our first quarterly report on Form 10-Q, these conditions were met and, as a result, the Brookfield Promissory Note became payable.
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
On June 15, 2018, GrafTech entered into the first amendment to its 2018 Credit Agreement ("First Amendment"). The First Amendment amends the 2018 Credit Agreement to provide for the additional $750 million in aggregate principal amount of the incremental term loans ("Incremental Term Loans") to GrafTech Finance. The Incremental Term Loans increase the aggregate principal amount of term loans incurred by GrafTech Finance under the 2018 Credit Agreement from $1,500 million to $2,250 million. The Incremental Term Loans have the same terms as those applicable to the existing term loans under the 2018 Credit Agreement, including interest rate, payment and prepayment terms, representations and warranties and covenants. The Incremental Term Loans mature on February 12, 2025, the same date as the existing term loans. GrafTech paid an upfront fee of 1.00% of the aggregate principal amount of the Incremental Term Loans on the effective date of the First Amendment. The proceeds of the Incremental Term Loans were used to repay, in full, the $750 million in principal outstanding on the Brookfield Promissory Note.
On August 13, 2018, the Company repurchased 11,688,311 of our common stock directly from Brookfield. These shares were retired upon repurchase. The price per share paid by the Company was equal to the price at which the underwriters purchased the shares from Brookfield in Brookfield’s August 2018 public secondary offering of 23,000,000 shares of our common stock, net of underwriting commissions and discounts. GrafTech funded the share repurchase from cash on hand.
On July 30, 2019, our Board of Directors authorized a program to repurchase up to $100 million of our outstanding common stock. We may purchase shares from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18 plans. The amount and timing of repurchases are subject to a variety of factors including liquidity, stock price, applicable legal requirements, other business objectives and market conditions. As of December 31, 2019 we had repurchased 1,004,685 shares of common stock totaling $10.9 million under this program. The Company had $89.1 million remaining under this program as of December 31, 2019 and $72.3 million remaining as of February 17, 2020.
On December 5, 2019, the Company announced two separate transactions. The first was a Rule 144 secondary block trade in which Brookfield sold 11,175,927 shares of GrafTech common stock at a price of $13.125 per share to a broker-dealer who placed the shares with institutional and other investors. Separately, the Company entered into a share repurchase agreement with Brookfield to repurchase $250 million of stock from Brookfield at the arms length price of $13.125 set by the competitive bidding process of the secondary block trade. As a result, the Company repurchased 19,047,619 shares of common stock, reducing total shares outstanding by approximately 7%.
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
On February 13, 2019, we repaid $125 million on our 2018 Term Loan Facility. On December 20, 2019, we repaid $225 million on our 2018 Term Loan Facility. We plan to use approximately 50-60% of our cash for debt repayment in 2020 with the remainder for shareholder returns.
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
We have announced a series of operational improvement projects at our Monterrey and St. Marys facilities. These projects are intended to help optimize our manufacturing footprint while improving environmental performance and increasing production flexibility. We expect these projects to be completed in the first half of 2021, at which time we will be able to shift additional graphitization and machining from Monterrey to St. Marys. We estimate that capital spending would be approximately $60-70 million in 2020 which is consistent with 2019 capital expenditures.
In the event that operating cash flows fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our 2018 Revolving Facility, to the extent available.
Related Party Transactions
We have engaged in transactions with affiliates or related parties during 2019. These transactions include ongoing obligations under the Tax Receivable Agreement, Stockholders Rights Agreement and Registration Rights Agreement, each with Brookfield. In November 2019, we amended the Stockholders Rights Agreement with Brookfield regarding compensation for the Brookfield designated directors. In December 2019, in conjunction with a secondary block trade by Brookfield pursuant to Rule 144 under the Securities Act of 1933, we repurchased approximately $250 million of common stock directly from Brookfield at the arms length price determined by the competitive bidding process in the secondary block trade. This resulted in 19,047,619 shares of common stock repurchased at a price of $13.125 per share, reducing total shares outstanding by approximately 7%.
Cash flows
Cash flows include cash flows from both continuing and discontinued operations.
The following table summarizes our cash flow activities:

	For the Year Ended December 31,
	2019	2018
	(Dollars in millions)
Cash flow provided by (used in):
Operating activities	$805.3	$836.6
Investing activities	(63.9)	(67.3)
Financing activities	(709.6)	(731.0)
Operating activities
Cash flow provided by operating activities represents cash receipts and cash disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting net income (loss) for:

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
In the year ended December 31, 2019, changes in working capital resulted in a net use of funds of $47.7 million which was impacted by:

•	use of funds from increases in inventory of $21.5 million due to the increased quantities on hand;

•	source of funds of $3.9 million from decreased prepaid and other current assets primarily resulting from the lower value of imported goods impacting value-added taxes in certain foreign jurisdictions;

•	use of funds of $18.2 million resulting from a decrease in income taxes payable driven primarily by the timing of income tax payments in 2019;

•	use of funds of $11.6 million from decreases in accounts payable and other accruals primarily driven by decreased purchases of raw materials and timing of payments.

Other uses of cash in the year ended December 31, 2019 included cash paid for interest of $121.1 million, $99.3 million of cash paid for taxes and contributions to pension and other benefit plans of $3.2 million.
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
Investing activities
Net cash used in investing activities was $63.9 million in the year ended December 31, 2019 and included capital expenditures of $64.1 million.
Net cash used in investing activities was $67.3 million in the year ended December 31, 2018 and included capital expenditures of $68.2 million partially offset by proceeds from the sale of fixed assets of $0.9 million.
Financing activities
Net cash outflow from financing activities was $709.6 million during the year ended December 31, 2019, which was driven by $350.1 million of repayments of long-term debt, $260.9 million of repurchases of our common stock and $98.6 million of dividend payments.
Net cash outflow from financing activities was $731.0 million during the year ended December 31, 2018, which was the net impact of our February 12, 2018 refinancing and subsequent amendment, proceeds of which were used to repay outstanding debt, pay dividends of $1,112 million to Brookfield and repay the $750 million Brookfield Promissory Note to Brookfield. We also repurchased $225 million of our common stock from Brookfield on August 13, 2018. Since our IPO in 2018, we have paid a conditional dividend of $160 million to Brookfield, quarterly dividends on common stock of $68.9 million and a special dividend on common stock of $203.4 million.
Financing transactions
2018 Credit Agreement
On February 12, 2018, the Company entered into a credit agreement (the “2018 Credit Agreement”) among the Company, GrafTech Finance Inc. (“GrafTech Finance”), GrafTech Switzerland SA (“Swissco”), GrafTech Luxembourg II S.à.r.l. (“Luxembourg Holdco” and, together with GrafTech Finance and Swissco, the “Co‑Borrowers”), the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A. as administrative agent (the "Administrative Agent") and as collateral agent, which provides for (i) a $1,500 million senior secured term facility (the “2018 Term Loan Facility”) and (ii) a $250 million senior secured revolving credit facility (the “2018 Revolving Credit Facility” and, together with the 2018 Term Loan Facility, the “Senior Secured Credit Facilities”), which may be used from time to time for revolving credit borrowings denominated in dollars or Euro, the issuance of one or more letters of credit denominated in dollars, Euro, Pounds Sterling or Swiss Francs and one or more swing line loans denominated in dollars. GrafTech Finance is the sole borrower under the 2018 Term Loan Facility while GrafTech

Finance, Swissco and Lux Holdco are Co‑Borrowers under the 2018 Revolving Credit Facility. On February 12, 2018, GrafTech Finance borrowed $1,500 million under the 2018 Term Loan Facility (the "2018 Term Loans"). The 2018 Term Loans mature on February 12, 2025. The maturity date for the 2018 Revolving Credit Facility is February 12, 2023.
The proceeds of the 2018 Term Loans were used to (i) repay in full all outstanding indebtedness of the Co‑Borrowers under our previous Amended and Restated Credit Agreement ("Old Credit Agreement") and terminate all commitments thereunder, (ii) redeem in full our previously held Senior Notes at a redemption price of 101.594% of the principal amount thereof plus accrued and unpaid interest to the date of redemption, (iii) pay fees and expenses incurred in connection with (i) and (ii) above and the Senior Secured Credit Facilities and related expenses, and (iv) declare and pay a dividend to the sole pre-IPO stockholder, with any remainder to be used for general corporate purposes. See Note 7 "Interest Expense" for a breakdown of expenses associated with these repayments. In connection with the repayment of the Old Credit Agreement and redemption of the Senior Notes, all guarantees of obligations under the Old Credit Agreement, the Senior Notes and related indenture were terminated, all mortgages and other security interests securing obligations under the Old Credit Agreement were released and the Old Credit Agreement and the indenture were terminated.
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
All obligations under the 2018 Credit Agreement are guaranteed by GrafTech, GrafTech Finance and each domestic subsidiary of GrafTech, subject to certain customary exceptions, and all obligations under the 2018 Credit Agreement of each foreign subsidiary of GrafTech that is a Controlled Foreign Corporation (within the meaning of Section 956 of the Code) are guaranteed by GrafTech Luxembourg I S.à.r.l., a Luxembourg société à responsabilité limitée and an indirect wholly owned subsidiary of GrafTech ("Luxembourg Parent"), Luxembourg Holdco and Swissco (collectively, the "Guarantors").
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
First Amendment to 2018 Credit Agreement
On June 15, 2018, the Company entered into the First Amendment. The First Amendment amended the 2018 Credit Agreement to provide for the Incremental Term Loans to GrafTech Finance. The Incremental Term Loans increased the aggregate principal amount of term loans incurred by GrafTech Finance under the 2018 Credit Agreement from $1,500 million to $2,250 million. The Incremental Term Loans have the same terms as those applicable to the 2018 Term Loans, including interest rate, payment and prepayment terms, representations and warranties and covenants. The Incremental Term Loans mature on February 12, 2025, the same date as the 2018 Term Loans. GrafTech paid an upfront fee of 1.00% of the aggregate principal amount of the Incremental Term Loans on the effective date of the First Amendment.
The proceeds of the Incremental Term Loans were used to repay, in full, the $750 million of principal outstanding on the Brookfield Promissory Note.
On February 13, 2019, we repaid $125 million on our 2018 Term Loan Facility. On December 20, 2019, we repaid $225 million on our 2018 Term Loan Facility. We plan to use approximately 50-60% of our cash for debt repayment in 2020 with the remainder for shareholder returns.
Fixed rate obligations
As of December 31, 2019 and 2018, all of our debt was based on variable interest rates. However, during the third quarter of 2019, we entered into four interest rate swap contracts. The contracts are "pay fixed, receive variable" with notional amounts of $500 million maturing in two years and another $500 million maturing in five years. It is expected that these swaps will fix the cash flows associated with the forecasted interest payments on this notional amount of debt to an effective fixed interest rate of 5.1%, which could be lowered to 4.85% depending on credit ratings.
Long-Term Contractual, Commercial and Other Obligations and Commitments. The following tables summarize our long-term contractual obligations and other commercial commitments as of December 31, 2019

	Payments Due by Year Ending December 31,
	Total	2020	2021-2022	2023-2024	2025+
	(Dollars in Thousands)
Contractual and Other Obligations
2018 Term Loan Facility (a)	$1,844,032	$—	$100,282	$225,000	$1,518,750
Interest on Long-term Debt (b)	464,971	96,635	187,123	171,781	9,432
Leases	8,628	4,496	3,395	645	92
Total contractual obligations	2,317,631	101,131	290,800	397,426	1,528,274
Postretirement, pension and related benefits (c)	118,365	11,771	23,275	24,401	58,918
Committed purchase obligations (d)	48,632	48,632	—	—	—
Related party Tax Receivable Agreement (e)	89,871	27,857	25,650	22,909	13,455
Other long-term obligations	12,682	9,108	1,172	578	1,824
Uncertain income tax provisions	185	72	80	33	—
Total contractual and other obligations (f)	$2,587,366	$198,571	$340,977	$445,347	$1,602,471
Other Commercial Commitments
Guarantees (g)	2,935	2,935	—	—	—
Total other commercial commitments	$2,935	$2,935	$—	$—	$—

(a)
The Company entered into the 2018 Credit Agreement, which provided for the 2018 Term Loan Facility and 2018 Revolving Credit Facility. The proceeds of the 2018 Term Loan Facility were used to redeem the Senior Notes, repay outstanding indebtedness under the amended and restated credit agreement dated February 27, 2015, pay fees and expenses relating to the redemption of the Senior Notes and repayment of such indebtedness and pay a dividend. The 2018 Term Loan Facility has an outstanding balance of $1,844 million and matures on February 12, 2025. The term loan bears interest at a rate equal to either the Adjusted LIBO Rate, plus an applicable margin initially equal to 3.50% per annum or the ABR Rate, plus an applicable margin initially equal to 2.50% per annum, in each case with one step down of 75 basis points based on achievement of certain public ratings of the 2018 Term Loans (see "Liquidity and Capital Resources" for full details of this transaction).

(b)	Represents estimated interest payments required on 2018 Term Loan Facility using a monthly LIBOR curve through February 2025 net of interest rate swap impacts.

(c)	Represents estimated postretirement, pension and related benefits obligations based on actuarial calculations.

(d)	Represents committed purchases of raw materials.

(e)
Represents Brookfield's right to receive future payments from us for 85% of the amount of cash savings, if any, in U.S. federal income tax and Swiss tax that we and our subsidiaries realize as a result of the utilization of certain tax assets attributable to periods prior to our IPO, including certain federal NOLs, previously taxed income under Section 959 of the Code, foreign tax credits, and the Pre‑IPO Tax Assets. In addition, we will pay interest on the payments we will make to Brookfield with respect to the amount of these cash savings from the due date (without extensions) of our tax return where we realize these savings to the payment date at a rate equal to LIBOR plus 1.00% per annum. The term of the TRA commenced on April 23, 2018 and will continue until there is no potential for any future tax benefit payments.

(f)	In addition, letters of credit of $3.1 million were issued under the Revolving Facility as of December 31, 2019.

(g)	Represents surety bonds, which are renewed annually, and other bank guarantees. If rates were unfavorable, we would use letters of credit under our revolving facility.

(h)	Represents our undiscounted non-cancelable operating lease future payments as of December 31, 2019.

Off‑Balance sheet arrangements and commitments. We have not undertaken or been a party to any material off‑balance‑sheet financing arrangements or other commitments (including non‑exchange traded contracts), other than:

•	The notional amount of foreign exchange and commodity contracts;

•	Letters of credit outstanding under the Revolving Facility of $3.1 million as of December 31, 2019 and $4.5 million as of December 31, 2018; and

•	Surety bonds and guarantees with other banks totaling $2.9 million.
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

	For the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Expenses relating to environmental protection	$11,204	$12,355	$7,973
Capital expenditures related to environmental protection	7,251	4,080	2,080
Critical accounting policies
Critical accounting policies are those that require difficult, subjective or complex judgments by management, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. We use and rely on estimates in determining the economic useful lives of our assets, obligations under our employee benefit plans, provisions for doubtful accounts, provisions for restructuring charges and contingencies, tax valuation allowances, evaluation of goodwill, other intangible assets, pension and OPEB and various other recorded or disclosed amounts, including inventory valuations. Estimates require us to use our judgment. While we believe that our estimates for these matters are reasonable, if the actual amount is significantly different than the estimated amount, our assets, liabilities or results of operations may be overstated or understated. The following accounting policies are deemed to be critical.
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
Employee benefit plans. We sponsor various retirement and pension plans, including defined benefit and defined contribution plans and postretirement benefit plans that cover most employees worldwide. Excluding the defined contribution plans, accounting for these plans requires assumptions as to the discount rate, expected return on plan assets, expected salary increases and health care cost trend rate. See Note 11, "Retirement Plans and Postretirement Benefits", of the Notes to the Consolidated Financial Statements for further details.

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
As of December 31, 2019, we had a valuation allowance of $13.7 million against certain deferred tax assets. Our losses in certain tax jurisdictions in recent periods represented sufficient negative evidence to require a full valuation allowance. Until we determine that we will generate sufficient jurisdictional taxable income to realize our net operating losses and deferred tax assets, we continue to maintain a valuation allowance.
Related Party Tax Receivable Agreement. On April 23, 2018, the Company entered into a tax receivable agreement (the "TRA") that provides Brookfield, as the sole pre-IPO stockholder, the right to receive future payments from us for 85% of the amount of cash savings, if any, in U.S. federal income tax and Swiss tax that we and our subsidiaries realize as a result of the utilization of certain tax assets attributable to periods prior to our IPO, including certain federal net operating losses ("NOLs"), previously taxed income under Section 959 of the Code, foreign tax credits, and certain NOLs in Swissco (collectively, the "Pre‑IPO Tax Assets"). In addition, we will pay interest on the payments we will make to Brookfield with respect to the amount of these cash savings from the due date (without extensions) of our tax return where we realize these savings to the payment date at a rate equal to LIBOR plus 1.00% per annum. The term of the TRA commenced on April 23, 2018 and will continue until there is no potential for any future tax benefit payments.
The calculation of the TRA liability requires significant judgment with regards to the assumptions underlying the forecast of future taxable income, in total and by jurisdiction, as well as their timing.
Revenue recognition. We adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 606 effective January 1, 2018 and elected the modified retrospective transition method. Under this method, any cumulative effect of applying the new revenue standard for contracts not yet complete is recorded as an adjustment to the opening balance of retained earnings as of the beginning of 2018. The comparative information for prior years was not revised and will continue to be reported under the accounting standards in effect for the period presented.
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
In 2019 and 2018, our revenue streams primarily consisted of three‑ to five‑year take‑or‑pay supply contracts and short‑term binding and non‑binding purchase orders (deliveries within the year) directly with steel manufacturers. In 2017, our revenue streams consisted primarily of annual non‑binding purchase orders. The promises of delivery of graphite electrodes represent the distinct performance obligations to which the contract consideration is allocated, based upon the electrode stand‑alone selling prices for the class of customers at the time the agreements are executed. The performance obligations are considered to be satisfied at a point in time when control of the electrodes has been transferred to the customer. The company has elected to treat the transportation of the electrodes from our premises to the customer’s facilities as a fulfillment activity, and outbound freight cost is accrued when the graphite electrode performance obligation is satisfied. Any variable consideration is recognized up to its unconstrained amount, i.e., up to the amount for which it is probable that a significant reversal of the variable revenue will not happen.
Recent accounting pronouncements
Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under ASU No. 2016-02, the Company recognizes most leases on its balance sheet as lease liabilities with corresponding right-of-use assets. ASU No. 2016-02 was effective for fiscal years beginning after December 15, 2018.  The Company adopted ASU No. 2016-02 on January 1, 2019. The adoption impact was not material to our financial position, results of operations or cash flows. See Note 10 "Leases" for information regarding this standard and its adoption.
Accounting Standards Not Yet Adopted
In January 2017, the FASB issued ASU No. 2017‑04, Intangibles‑Goodwill and Other (Topic 350). ASU No. 2017-04 was issued to simplify the accounting for goodwill impairment. ASU No. 2017-04 removes the second step of the goodwill impairment test, which requires that a hypothetical purchase price allocation be performed to determine the amount of impairment, if any. Under ASU No. 2017-04, a goodwill impairment charge will be based on the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU No. 2017-04 became effective on a prospective basis for the Company on January 1, 2020. The adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326), which introduces the Current Expected Credit Losses ("CECL") accounting model. CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. CECL utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. ASU No. 2016-13 is effective for the the Company on January 1, 2020. The adoption of this standard will impact the timing of our credit losses; however, it is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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
Interest rate risk management. We periodically enter into agreements with financial institutions that are intended to limit our exposure to additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure. During the third quarter of 2019, we entered into interest rate swaps resulting in a net unrealized pre-tax gain of $2.9 million as of December 31, 2019.
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
The outstanding foreign currency derivatives represented a net gain of $0.2 million as of December 31, 2019, and no net unrealized gain or loss as of December 31, 2018.
Energy commodity management. We have entered into commodity derivative contracts to effectively fix some or all of our exposure to refined oil products. The outstanding commodity derivative contracts represented a net unrealized loss of $3.7 million and net unrealized gain of $10.7 million as of December 31, 2019 and December 31, 2018, respectively.
Sensitivity analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the underlying exposures as well as on the fair values of our derivatives. The sensitivity analysis for the derivatives represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction.
A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $17.6 million for the year ended December 31, 2019, including the impact of our interest rate swaps entered into in the third quarter of 2019. The same 100 basis points increase would have resulted in an increase of $26.7 million in fair value of our interest rate swap portfolio.
As of December 31, 2019, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a corresponding decrease of $2.8 million or a corresponding increase of $2.8 million, respectively, in the fair value of the foreign currency hedge portfolio.
A 10% increase or decrease in the value of the underlying commodity prices that we hedge would result in a corresponding increase or decrease of $10.0 million in the fair value of the commodity hedge portfolio as of December 31, 2019. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
For further information related to the financial instruments described above, see Note 1 "Business and Summary of Accounting Policies" and Note 8 "Fair Value Measurement and Derivative Instruments" to the Consolidated Financial Statements in Item 8.

Item 8. Financial Statements and Supplementary Data

(Unless otherwise noted, all dollars are presented in thousands)
See the Table of Contents located at the beginning of this Report for more detailed page references to information contained in this Item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of GrafTech International Ltd.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of GrafTech International Ltd. and its subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Related Party Tax Receivable Agreement - Refer to Notes 1 and 12 to the financial statements
Critical Audit Matter Description
On April 23, 2018, the Company entered into a tax receivable agreement (the "TRA") that provides the sole pre-IPO stockholder, the right to receive future payments from the Company for 85% of the amount of cash savings, if any, in U.S. federal income tax and Swiss Federal and Cantonal tax that the Company and its subsidiaries realize as a result of the utilization of certain deferred tax assets attributable to periods prior to the IPO. The Company’s TRA liability was $89.9 million as of December 31, 2019. The determination of the TRA liability required management to make significant estimates and assumptions related to forecasted revenues and taxable income in the appropriate taxing jurisdiction, which are the primary drivers of utilization of the deferred tax assets.
Given the significant estimates and assumptions related to forecasted revenues and taxable income in the appropriate jurisdictions, auditing the TRA liability required a high degree of auditor judgement and an increased extent of effort, including the need to involve our income tax specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasted revenues and taxable income included the following, among others:

•	Tested the effectiveness of controls over the calculation and recording of the TRA liability, including those over the forecasts of revenues and taxable income.

•
With the assistance of our income tax specialists, we evaluated whether the sources of management’s estimated taxable income were of the appropriate character and sufficient to utilize the deferred tax assets under the relevant tax law and tested the mathematical accuracy of the calculation used to determine the TRA liability.

•
We evaluated management’s ability to accurately estimate revenues and taxable income by comparing actual results to management’s historical estimates and evaluating whether there have been any changes that would affect management’s ability to continue accurately estimating revenues and taxable income.

•	We tested the reasonableness of management’s estimates of revenues and taxable income by jurisdiction by comparing management’s forecast to:

◦	Historical revenues, cost of sales, and income

◦	Schedule of future revenues resulting from contracts with certain customers

◦	Internal communications to management and the Board of Directors

◦	Industry reports for the Company and the steel industry

•	We evaluated whether the estimates of future revenues and taxable income were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
February 21, 2020
We have served as the Company’s auditor since 2015.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$80,935	$49,880
Accounts and notes receivable, net of allowance for doubtful accounts of $5,474 as of December 31, 2019 and $1,129 as of December 31, 2018	247,051	248,286
Inventories	313,648	293,717
Prepaid expenses and other current assets	40,946	46,168
Total current assets	682,580	638,051
Property, plant and equipment	733,417	688,842
Less: accumulated depreciation	220,397	175,137
Net property, plant and equipment	513,020	513,705
Deferred income taxes	55,217	71,707
Goodwill	171,117	171,117
Other assets	104,230	110,911
Total assets	$1,526,164	$1,505,491
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$78,697	$88,097
Short-term debt	141	106,323
Accrued income and other taxes	65,176	82,255
Other accrued liabilities	48,335	50,452
Related party payable - tax receivable agreement	27,857	—
Total current liabilities	220,206	327,127
Long-term debt	1,812,682	2,050,311
Other long-term obligations	72,562	72,519
Deferred income taxes	49,773	45,825
Related party payable	62,014	86,478
Commitments and contingencies – Note 12
Stockholders’ (deficit) equity:
Preferred stock, par value $0.01, 300,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01, 3,000,000,000 shares authorized, 270,485,308 and 290,537,612 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	2,705	2,905
Additional paid – in capital	765,419	819,622
Accumulated other comprehensive (loss) income	(7,361)	(5,800)
Accumulated deficit	(1,451,836)	(1,893,496)
Total stockholders’ (deficit) equity	(691,073)	(1,076,769)

Total liabilities and stockholders’ equity	$1,526,164	$1,505,491

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2019	2018	2017
Net sales	$1,790,793	$1,895,910	$550,771
Cost of sales	750,390	705,698	463,054
Gross profit	1,040,403	1,190,212	87,717
Research and development	2,684	2,129	3,456
Selling and administrative expenses	63,674	62,032	52,506
Operating income	974,045	1,126,051	31,755

Other expense (income), net	5,203	3,361	(2,104)
Related party tax receivable agreement expense	3,393	86,478	—
Interest expense	127,331	135,061	30,823
Interest income	(4,709)	(1,657)	(395)
Income from continuing operations before provision (benefit) for income taxes	842,827	902,808	3,431
Provision (benefit) for income taxes	98,225	48,920	(10,781)
Net income from continuing operations	744,602	853,888	14,212

Income (loss) from discontinued operations, net of tax	—	331	(6,229)

Net income	$744,602	$854,219	$7,983

Basic income per share:
Net income per share	$2.58	$2.87	$0.03
Net Income from continuing operations per share	2.58	2.87	0.05
Weighted average shares outstanding	289,057,356	297,748,327	302,225,923
Diluted income per share:
Net income per share	2.58	2.87	0.03
Diluted net income from continuing operations per share	2.58	2.87	0.05
Weighted average diluted shares outstanding	289,074,601	297,753,770	302,225,923

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net income	$744,602	$854,219	$7,983
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of ($67), ($288), and $0, respectively	(6,371)	(18,391)	23,028
Commodities and interest rate derivatives, net of tax of ($1,546), $802, and $0, respectively	4,810	(7,698)	4,819
Other comprehensive (loss) income, net of tax:	(1,561)	(26,089)	27,847
Comprehensive income	$743,041	$828,130	$35,830

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Cash flow from operating activities:
Net income	$744,602	$854,219	$7,983
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	61,819	66,413	66,443
Impairment of long-lived assets	—	—	5,300
Related party Tax Receivable Agreement expense	3,393	86,478	—
Deferred income tax provision	17,503	(37,078)	(15,695)
Loss on extinguishment of debt	—	23,827	—
Non-cash interest expense	6,344	5,320	6,805
Other charges, net	21,831	15,761	(9,607)
Net change in working capital*	(47,687)	(177,754)	(20,004)
Change in long-term assets and liabilities	(2,489)	(583)	(4,652)
Net cash provided by operating activities	805,316	836,603	36,573
Cash flow from investing activities:
Capital expenditures	(64,103)	(68,221)	(34,664)
Cash received from divestitures	—	—	27,254
Proceeds from the sale of fixed assets	219	926	5,211
Net cash used in investing activities	(63,884)	(67,295)	(2,199)
Cash flow from financing activities:
Short-term debt (reductions) borrowings, net	—	(12,607)	5,110
Credit Facility borrowings	—	—	77,000
Credit Facility reductions	—	(45,692)	(114,839)
Proceeds from the issuance of long-term debt, net of original issue discount	—	2,235,000	—
Repayment of Senior Notes	—	(304,782)	—
Repurchase of common stock - related party	(250,000)	(225,000)	—
Repurchase of common stock - non-related party	(10,868)	—	—
Principal payments on long-term debt	(350,140)	(56,372)	(266)
Dividends paid to non-related-party	(20,613)	(55,616)	—
Dividends paid to related-party	(78,010)	(1,488,649)	—
Related-party promissory note repayment	—	(750,000)	—
Refinancing fees and debt issuance costs	—	(27,326)	—
Net cash used in financing activities	(709,631)	(731,044)	(32,995)
Net change in cash and cash equivalents	31,801	38,264	1,379
Effect of exchange rate changes on cash and cash equivalents	(746)	(1,749)	376
Cash and cash equivalents at beginning of period	49,880	13,365	11,610
Cash and cash equivalents at end of period	$80,935	$49,880	$13,365
 See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Supplemental disclosures of cash flow information:
Net cash paid during the periods for:
Interest	$121,075	$108,006	$25,277
Income taxes	99,278	21,444	3,467
Non-cash financing activities:
Dividend payable - Promissory Note**	—	750,000	—
* Net change in working capital due to the following components:
Accounts and notes receivable, net	$(404)	$(139,180)	$(29,755)
Inventories	(21,549)	(126,355)	(15,649)
Prepaid expenses and other current assets	3,929	7,116	(10,565)
Income taxes payable	(18,174)	67,054	2,762
Accounts payable and accruals	(11,551)	15,724	33,317
Interest payable	62	(2,113)	(114)
(Increase) decrease in working capital	$(47,687)	$(177,754)	$(20,004)
**During the second quarter of 2018, we declared a $750 million dividend in the form of a Promissory Note that was a non-cash transaction. See Note 5 "Debt and Liquidity" for details.

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands, except share data)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)

Balance as of December 31, 2016	302,225,923	$3,022	$851,315	$(7,558)	$(269,394)	$577,385
Net loss	—	—	—	—	7,983	7,983
Other comprehensive income (loss):
Commodity and foreign currency derivatives income (loss), net of tax of $0	—	—	—	4,819	—	4,819
Foreign currency translation adjustments, net of tax of $0	—	—	—	23,028	—	23,028
Total other comprehensive income	—	—	—	27,847	—	27,847

Balance as of December 31, 2017	302,225,923	$3,022	$851,315	$20,289	$(261,411)	613,215
Net income	—	—	—	—	854,219	854,219
Other comprehensive income (loss):
Commodity derivatives income (loss), net of tax of $715	—	—	—	(6,866)	—	(6,866)
Commodity derivatives reclassification adjustments, net of tax of $87	—	—	—	(832)	—	(832)
Foreign currency translation adjustments, net of tax of ($288)	—	—	—	(18,391)	—	(18,391)
Total other comprehensive loss	—	—	—	(26,089)	—	(26,089)
Common stock repurchased and retired (from related party)	(11,688,311)	(117)	(32,844)		(192,039)	(225,000)
Stock-based compensation			1,151			1,151
Dividends paid to related party stockholder ($ 5.14 per share)	—	—	—	—	(1,488,649)	(1,488,649)
Dividends paid to non-related party stockholders ($0.9345 per share)	—	—	—	—	(55,616)	(55,616)
Related-party promissory note repayment					(750,000)	(750,000)
Balance as of December 31, 2018	290,537,612	$2,905	$819,622	$(5,800)	$(1,893,496)	$(1,076,769)
Net income	—	—	—	—	744,602	744,602
Other comprehensive income (loss):
Commodity and interest rate derivatives income (loss), net of tax of ($3,418)	—	—	—	11,830	—	11,830
Commodity derivatives reclassification adjustments, net of tax of $1,872	—	—	—	(7,020)	—	(7,020)
Foreign currency translation adjustments, net of tax of ($67)	—	—	—	(6,371)	—	(6,371)
Total other comprehensive loss	—	—	—	(1,561)	—	(1,561)
Common stock repurchased and retired (from related party)	(19,047,619)	(190)	(53,524)	—	(196,286)	(250,000)
Common stock repurchased and retired (from non-related party)	(1,004,685)	(10)	(2,825)		(8,033)	(10,868)
Stock based compensation	—	—	2,146	—	—	2,146
Dividends paid to related party stockholder ($0.34 per share)	—	—	—	—	(78,010)	(78,010)
Dividends paid to non-related party stockholders ($0.34 per share)	—	—	—	—	(20,613)	(20,613)
Balance as of December 31, 2019	270,485,308	$2,705	$765,419	$(7,361)	$(1,451,836)	$(691,073)

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
Revenue Recognition
The Company adopted Accounting Standards Codification ("ASC") 606 on January 1, 2018. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's goods and will provide financial statement readers with enhanced disclosures. The reported results for 2019 and 2018 reflect the application of ASC 606 guidance while the reported results for 2017 and prior were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as the "previous revenue guidance".
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
In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods. See Note 2, "Revenue from Contracts with Customers" for more information.
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
Depreciation expense was $49.7 million, $53.5 million, and $50.4 million in 2019, 2018 and 2017, respectively. Capital expenditures within accounts payable totaled $11.5 million and $13.7 million as of December 31, 2019 and 2018, respectively.
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
Capitalized Bank Fees
We capitalize bank fees upon the incurrence of debt and record them as a contra-liability against our debt. We had capitalized bank fees of $20.2 million and $24.3 million as of December 31, 2019 and 2018, respectively. We amortize such amounts over the life of the respective debt instrument using the effective interest method. The estimated life may be adjusted upon the occurrence of a triggering event. Amortization of capitalized bank fees amounted to $4.1 million, $3.5 million and $0.3 million in 2019, 2018 and 2017, respectively. Capitalized bank fee amortization is included in interest expense.
Derivative Financial Instruments
We do not use derivative financial instruments for trading purposes. They are used to manage well-defined commercial risks associated with commodity purchases, interest rates and currency exchange rate risks. On the date that a derivative contract for a hedging instrument is entered into, the Company designates the derivative as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge), (2) a hedge of the exposure of a forecasted transaction or of the variability in the cash flows of a recognized asset or liability (a cash flow hedge), (3) a hedge of a net investment in a foreign operation (a net investment hedge) or 4) a contract not designated as a hedging instrument.
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
We formally document our hedge relationships, including the identification of the hedging instruments and the related hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded at fair value in prepaid expenses and other current assets, other long-term assets, other current liabilities and other long-term obligations in the consolidated balance sheets. We also formally assess, both at inception and at least quarterly thereafter,

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or the cash flows of the hedged item. When it is determined that a derivative ceases to be highly effective, we discontinue hedge accounting.
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
These contracts may be designated as cash-flow or fair value hedges to the extent that they are effective and are accounted for as described in section above (“Derivative Financial Instruments”). For derivatives that are not designated as a hedge, any gain or loss is immediately recognized in Cost of Sales on the Consolidated Statements of Operations. Derivatives used in this manner relate to risks resulting from assets or liabilities denominated in a foreign currency.
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
Interest Rate Swap Contracts
We have entered into interet rate swap contracts that are "pay variable, receive fixed" with maturities of either two or five years. The Company’s risk management objective was to fix its cash flows associated with the risk in variability in the one-month U.S. LIBO Rate for a portion of our outstanding debt. It is expected that these swaps will fix the cash flows associated with the forecasted interest payments on this notional amount of debt. All interest rate swaps are carried at their fair value and are treated as cash flow hedges. Changes in their fair value are in included in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets until settlement. Realized gains and losses resulting from the settlement are recognized in interest expense in the period of settlement.
Income Taxes
We file a consolidated U.S federal income tax return for GTI and its eligible domestic subsidiaries. Our non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carry forwards. Deferred tax assets and liabilities at the end of each period are determined using enacted tax rates. A valuation allowance is established or maintained, when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized.
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
As a result of the enactment of the Tax Act of 2017, the Company is required to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to Global Intangible Low Tax Income ("GILTI") as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company’s accounting policy will be to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred. See Note 13 "Income Taxes" for more information.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Related Party Tax Receivable Agreement
On April 23, 2018, the Company entered into a tax receivable agreement (the "TRA") that provides Brookfield, as the sole pre-initial public offering ("IPO") stockholder, the right to receive future payments from us for 85% of the amount of cash savings, if any, in U.S. federal income tax and Swiss tax that we and our subsidiaries realize as a result of the utilization of certain tax assets attributable to periods prior to our IPO, including certain federal net operating losses ("NOLs"), previously taxed income under Section 959 of the Internal Revenue Code of 1986, as amended from time to time (the "Code"), foreign tax credits, and certain NOLs in Swissco (collectively, the "Pre‑IPO Tax Assets"). In addition, we will pay interest on the payments we will make to Brookfield with respect to the amount of these cash savings from the due date (without extensions) of our tax return where we realize these savings to the payment date at a rate equal to LIBOR plus 1.00% per annum. The term of the TRA commenced on April 23, 2018 and will continue until there is no potential for any future tax benefit payments.
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
Environmental considerations are part of all significant capital expenditure decisions. Environmental remediation, compliance and management expenses were approximately $11.6 million, $12.4 million and $8.0 million in 2019, 2018 and 2017, respectively. A charge to income is recorded when it is probable that a liability has been incurred and the cost can be reasonably estimated. When payments are fixed or determinable, the liability is discounted using a rate at which the payments could be effectively settled. The accrued liability relating to environmental remediation was $4.9 million as of December 31, 2019 and $4.2 million as of December 31, 2018. The increase in the liability was the result of a revised estimate for asset retirement obligations related to landfills.
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For our Mexican, Swiss, United Kingdom and Russian subsidiaries, whose functional currency is the U.S. dollar, we remeasure non-monetary balance sheet accounts and the related income statement accounts at historical exchange rates. Resulting gains and losses arising from the fluctuations in currency for monetary accounts are recognized in other (income) expense, net, in the Consolidated Statements of Operations. Gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred.
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
Other amortizable intangible assets, which consist primarily of trademarks and trade names, customer-related intangibles and technological know-how, are amortized over their estimated useful lives using the straight line or sum-of-the-years digits method. The estimated useful lives for each major category of amortizable intangible assets are:

Years
Trade name	5-20
Technology and know-how	5-14
Customer related intangible	5-15

Additional information about goodwill and other intangibles is set forth in Note 6, “Goodwill and Other Intangible Assets.”
Major Maintenance and Repair Costs
We perform scheduled major maintenance of the storage and processing units at our Seadrift plant (referred to as “overhaul”). Time periods between overhauls vary by unit. We also perform an annual scheduled significant maintenance and repair shutdown of the plant (referred to as “turnaround”).
Costs of overhauls and turnarounds include plant personnel, contract services, materials, and rental equipment. We defer these costs when incurred and use the straight-line method to amortize them over the period of time estimated to lapse until the next scheduled overhaul of the applicable storage or processing unit. Under this policy, $0.8 million was deferred in 2019 and $9.8 million of costs were deferred in 2018. Amortization of deferred maintenance costs totaled $5.1 million, $3.1 million and $3.3 million in 2019, 2018 and 2017, respectively.
Earnings per share
The calculation of basic earnings per share is based on the number of common shares outstanding after giving effect to the stock split effected on April 12, 2018 and common stock repurchases. Diluted earnings per share recognizes the dilution that would occur if stock options or restricted shares were exercised or converted into common shares. See Note 15, “Earnings Per Share”.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Subsequent Events
We evaluate events that occur after the balance sheet date but before financial statements are issued to determine if a material event requires our amending the financial statements or disclosing the event. See Note 17 "Subsequent Events" for further details.
Recent Accounting Standards
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842). Under this guidance, companies recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets. This ASU is effective for fiscal years beginning after December 15, 2018.  The Company adopted ASU No. 2016-02 on January 1, 2019. The adoption impact was not material to our financial position, results of operations or cash flows. See Note 10 "Leases" for information regarding this standard and its adoption.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326), which introduces the Current Expected Credit Losses ("CECL") accounting model. CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. CECL utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. ASU No. 2016-13 is effective for the the Company on January 1, 2020. The adoption of this standard will impact the timing of our credit losses; however, it is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.
(2)     Revenue from Contracts with Customers
The Company adopted ASC 606 on January 1, 2018. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's goods and will provide financial statement readers with enhanced disclosures. The reported results for 2019 and 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as the "previous revenue guidance".
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue
The following table provides information about disaggregated revenue by type of product and contract for 2019 and 2018:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
	(Dollars in thousands)
Graphite Electrodes - Three- to five-year take-or-pay contracts	$1,437,354	$1,341,557
Graphite Electrodes - Short-term agreements and spot sales	260,979	395,928
By-products and other	92,460	158,425
Total Revenues	$1,790,793	$1,895,910

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
Impact of New Revenue Guidance on Financial Statement Line Items
There would be no differences to the reported consolidated balance sheet, statement of operations and cash flows, as of and for the twelve months ended December 31, 2019 and 2018, had the previous revenue guidance still been in effect.
Contract Balances
Receivables, net of allowances for doubtful accounts, were $247.1 million as of December 31, 2019 and $248.3 million as of December 31, 2018. Accounts receivables are recorded when the right to consideration becomes unconditional. Payment terms on invoices range from 30 to 120 days depending on the customary business practices of the jurisdictions in which we do business.
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
Current deferred revenue is included in "Other accrued liabilities" and long-term deferred revenue is included in "Other long-term obligations" on the Consolidated Balance Sheets. The following table provides information about deferred revenue from contracts with customers (in thousands):

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Current deferred revenue	Long-Term deferred revenue
	(Dollars in thousands)
Balance as of December 31, 2017	$20,784	$—
Increases due to cash received	15,548	8,241
Revenue recognized	(30,803)	—
Foreign currency impact	(149)	(525)
Balance as of December 31, 2018	5,380	7,716
Increases due to cash received	7,961	—
Revenue recognized	(4,678)	—
Revision of estimates	—	(694)
Reclassification between long-term and current	3,042	(3,042)
Foreign currency impact	71	(122)
Balance as of December 31, 2019	$11,776	$3,858

Transaction Price Allocated to the Remaining Performance Obligations
The following table presents estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands). The estimated revenues do not include contracts with original duration of one year or less.

Three- to five-year take-or-pay contracts
(Dollars in thousands)
2020	$1,251,093
2021	1,211,036
2022	1,144,574
2023 and thereafter	29,461
Total	$3,636,164

The majority of the long-term take-or-pay contracts are defined as pre-determined fixed annual volume contracts while a small portion are defined with a specified volume range. The estimated revenues for the year 2020 include our current expectation for the specified volume range contracts as well as for the impact of credit risk. The estimated revenues for the years 2021 and beyond are based upon the mid-point of the volume range for those contracts with specified ranges.
In addition to the expected remaining revenue to be recognized with the longer-term sales contracts, the Company recorded $1,437.4 million and $1,341.6 million of revenue pursuant to these contracts in the year ended December 31, 2019 and 2018, respectively.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(3)     Stock Based and Other Management Compensation
Our Omnibus Equity Incentive Plan permits the granting of options, and other stock-based awards (including restricted stock units and deferred share units). As of December 31, 2019, the aggregate number of shares authorized under the plans since their initial adoption was 15,000,000. Shares issued upon vesting of awards or exercise of options are new share issuances. Upon the vesting or payment of stock awards, an employee may elect receipt of the full share amount and either pay the resulting taxes or sell shares in the open market to cover the tax obligation.
The number of stock-based awards granted by our Board of Directors for the years ended 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Award type:
Stock options	229,250	979,790	—
Deferred share units	31,829	42,243	—
Restricted stock units	260,640	6,740	—

Accounting for Stock-Based Compensation
Stock-based compensation expense recognized in 2019 was $2.1 million. A majority of the expense, $1.9 million, was recorded as Selling and Administrative Expenses in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales. Stock-based compensation expense recognized was $1.2 million in 2018. A majority of the expense, $1.0 million, was recorded as Selling and Administrative Expenses in the Consolidated Statement of Operations, with the remaining expenses incurred as Cost of Sales. There was no stock-based compensation expense recognized in 2017.
    As of December 31, 2019, unrecognized compensation cost related to non-vested stock options, deferred share units and restricted stock units represents $7.6 million, which will be recognized over a weighted average period of 3.8 years. As of December 31, 2018, unrecognized compensation cost related to non-vested stock options, deferred share units and restricted stock units represents $5.4 million, which will be recognized over a weighted average period of 4.3 years.
Deferred Share Units and Restricted Stock Units. Compensation expense for deferred share units and restricted stock unit awards is based on the closing price of our common stock on the date of grant, less forfeitures or cancellations of awards throughout the vesting period, which generally range between one and three years. The weighted average grant date fair value of deferred share units and restricted stock units was approximately $12.72 per share during 2019.
Deferred share units and restricted stock unit awards activity under the Omnibus Equity Incentive Plan for 2019 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested as of December 31, 2018	27,570	$12.88
Granted	292,469	12.72
Cancelled	(6,084)	13.36
Vested	(31,239)	12.30
Outstanding unvested as of December 31, 2019	282,716	$12.83

During 2019, we granted 292,469 shares of deferred share units and restricted stock units to certain directors, officers and employees at prices ranging from $11.14 to $13.36. Of the total deferred share units granted, 31,239 were granted to our independent directors in lieu of cash retainers and vested immediately upon grant. The remaining deferred share units and restricted stock units vest over a period of two to five years.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock Options. Compensation expense for stock options is based on the estimated fair value of the option on the date of the grant. We calculate the estimated fair value of the option using the Black-Scholes option-pricing model. During 2019, we granted 229,250 options to certain of our officers and employees. The weighted average fair value of the options granted in 2019 was $5.13. During 2018, we granted 979,790 options to certain of our officers and employees. The weighted-average fair value of the options granted in 2018 was $6.08. There were no options granted in 2017. The weighted average assumptions used in our Black-Scholes option pricing model for options granted in 2019 and 2018 were as follows:

	For the Year Ended December 31,2019	For the Year Ended December 31,2018
Dividend yield	2.39% - 3.05%	1.70% - 2.27%
Expected volatility	50%	45%
Risk-free interest rate	1.79% - 2.63%	2.84% - 2.98%
Expected term in years	6.5 years	6.5 years

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
The stock options vest over a five year period, with one-fifth of the award vesting on the anniversary date of the grant in each of the next five years. Options outstanding at December 31, 2019, have a weighted average remaining contractual life of 8.5 years, a weighted average remaining vesting period of 1.9 years, and an aggregate intrinsic value of zero. There were no options exercised during 2019 or 2018.
Stock options outstanding and exercisable under our plans at December 31, 2019 are:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$11.14	-	$20.00	1,113,480	8.5	$15.17	181,822	$15.73

     Stock option awards activity under the Omnibus Equity Incentive Plan for 2019 was as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding unvested as of December 31, 2018	968,720	$15.68
Granted	229,250	12.90
Vested	(188,810)	15.70
Forfeited	(77,502)	14.87
Outstanding unvested as of December 31, 2019	931,658	$15.06

As of December 31, 2019, we have 221,752 options expected to vest in the next year. There were 181,822 options exercisable as of December 31, 2019.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Incentive Compensation Plans
We have a global incentive program for our worldwide salaried and hourly employees, the Incentive Compensation Program (the “ICP”), which includes a stockholder-approved executive incentive compensation plan. The ICP is based primarily on adjusted earnings before income taxes, depreciation and amortization. The balance of our accrued liability for ICP was $6.9 million at December 31, 2019 and $10.4 million as of December 31, 2018.
(4)     Segment Reporting

We previously operated two reportable business segments, Industrial Materials and Engineered Solutions. During the second quarter of 2016, the Company decided to sell the businesses that comprised our Engineered Solutions segment to focus on our Industrial Materials segment. Accordingly, the Engineered Solutions business qualified as held-for-sale status and the related results have been excluded from continuing operations.
Our Industrial Materials segment manufactures high quality graphite electrodes essential to the production of EAF steel and other ferrous and non-ferrous metals. Petroleum needle coke, a crystalline form of carbon derived from decant oil, is a key raw material used in the production of graphite electrodes. We utilize substantially all the needle coke that we produce internally to manufacture our graphite electrodes and as a result approximately 95% of our revenues from external customers are derived from the sale of graphite electrodes and graphite electrode by-products from our manufacturing processes.
In 2019, one customer accounted for more than 10% of our net sales. We believe this customer does not pose a significant concentration of risk, as sales to this customer could be replaced by demand from other customers.
The following tables summarize information as to our continuing operations in different geographic areas.

	2019	2018	2017
	(Dollars in thousands)
Net sales:
United States	$403,916	$429,599	$103,890
Americas (excluding the United States)	348,670	367,561	129,103
Asia Pacific	172,439	131,578	46,329
Europe, Middle East, Africa	865,768	967,172	271,449
Total	$1,790,793	$1,895,910	$550,771

	At December 31,
	2019	2018
	(Dollars in thousands)
Long-lived assets (a):
United States	$174,307	$169,301
Mexico	141,621	146,790
Brazil	5,694	3,320
France	88,514	91,022
Spain	102,577	103,121
Other countries	307	151
Total	$513,020	$513,705

(a)	Long-lived assets represent fixed assets, net of accumulated depreciation.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(5)    Debt and Liquidity
The following table presents our long-term debt:

	As of December 31, 2019	As of December 31, 2018
	(Dollars in thousands)
2018 Credit Facility (2018 Term Loan and 2018 Revolving Facility)	$1,812,204	$2,155,883
Other Debt	619	751
Total Debt	1,812,823	2,156,634
Less: Short-term Debt	(141)	(106,323)
Long-term Debt	$1,812,682	$2,050,311

2018 Credit Agreement
On February 12, 2018, the Company entered into a credit agreement (the “2018 Credit Agreement”) among the Company, GrafTech Finance Inc. (“GrafTech Finance”), GrafTech Switzerland SA (“Swissco”), GrafTech Luxembourg II S.à.r.l.(“Luxembourg Holdco” and, together with GrafTech Finance and Swissco, the “Co‑Borrowers”), the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A. as administrative agent (the "Administrative Agent") and as collateral agent, which provides for (i) a $1,500 million senior secured term facility (the “2018 Term Loan Facility”) and (ii) a $250 million senior secured revolving credit facility (the “2018 Revolving Credit Facility” and, together with the 2018 Term Loan Facility, the “Senior Secured Credit Facilities”), which may be used from time to time for revolving credit borrowings denominated in dollars or Euro, the issuance of one or more letters of credit denominated in dollars, Euro, Pounds Sterling or Swiss Francs and one or more swing line loans denominated in dollars. GrafTech Finance is the sole borrower under the 2018 Term Loan Facility while GrafTech Finance, Swissco and Lux Holdco are Co‑Borrowers under the 2018 Revolving Credit Facility. On February 12, 2018, GrafTech Finance borrowed $1,500 million under the 2018 Term Loan Facility (the "2018 Term Loans"). The 2018 Term Loans mature on February 12, 2025. The maturity date for the 2018 Revolving Credit Facility is February 12, 2023.
The proceeds of the 2018 Term Loans were used to (i) repay in full all outstanding indebtedness of the Co‑Borrowers under our previous credit agreement and terminate all commitments thereunder, (ii) redeem in full our previously held senior notes at a redemption price of 101.594% of the principal amount thereof plus accrued and unpaid interest to the date of redemption, (iii) pay fees and expenses incurred in connection with (i) and (ii) above and the Senior Secured Credit Facilities and related expenses, and (iv) declare and pay a dividend to the sole pre-IPO stockholder, with any remainder to be used for general corporate purposes. See Note 7 "Interest Expense" for a breakdown of expenses associated with these repayments. In connection with the repayment of our previous credit agreement and redemption of our previously held senior notes, all guarantees of obligations under the previous credit agreement, the senior notes and related indenture were terminated, all mortgages and other security interests securing obligations under the previous credit agreement were released and the indenture were terminated.
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
All obligations under the 2018 Credit Agreement are guaranteed by GrafTech Finance and each domestic subsidiary of GrafTech, subject to certain customary exceptions, and all obligations under the 2018 Credit Agreement of each foreign subsidiary of GrafTech that is a Controlled Foreign Corporation (within the meaning of Section 956 of the Code) are guaranteed by GrafTech Luxembourg I S.à.r.l., a Luxembourg société à responsabilité limitée and an indirect wholly owned subsidiary of GrafTech ("Luxembourg Parent"), Luxembourg Holdco and Swissco (collectively, the "Guarantors").
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
On February 13, 2019, we repaid $125 million on our 2018 Term Loan Facility. On December 20, 2019, we repaid $225 million on our 2018 Term Loan Facility.
(6)    Goodwill and Other Intangible Assets
We are required to review goodwill and indefinite-lived intangible assets annually for impairment. Goodwill impairment is tested at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. For the years ended December 31, 2019 and 2018 an assessment for potential impairment was performed and an impairment adjustment was not required.
The following table represents the changes in the carrying value of goodwill and intangibles for the years 2018 and 2019:

Total
(Dollars in Thousands)
Balance as of December 31, 2017	$171,117
Adjustments	—
Balance as of December 31, 2018	171,117
Adjustments	—
Balance as of December 31, 2019	$171,117
The following table summarizes acquired intangible assets with determinable useful lives by major category which are included in Other Assets on our Consolidated Balance Sheets:

	As of December 31, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
Trade name	$22,500	$(9,861)	$12,639	$22,500	$(7,721)	$14,779
Technology and know-how	55,300	(29,112)	26,188	55,300	(23,503)	31,797
Customer related intangible	64,500	(19,473)	45,027	64,500	(15,070)	49,430
Total finite-lived intangible assets	$142,300	$(58,446)	$83,854	$142,300	$(46,294)	$96,006

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense of intangible assets was $12.2 million, $12.9 million, $13.6 million in 2019, 2018 and 2017, respectively. Estimated annual amortization expense for the next five years will approximate $11.4 million in 2020, $10.7 million in 2021, $10.1 million in 2022, $9.2 million in 2023 and $8.0 million in 2024.
(7)     Interest Expense
The following table presents an analysis of interest expense:

	For the Year Ended December 31
	2019	2018	2017
	(Dollars in thousands)
Interest incurred on debt	$121,010	$100,844	$24,060
Related Party Promissory Note interest expense	—	5,090	—
Senior Note redemption premium	—	4,782	—
Accretion of fair value adjustment on Senior Notes	—	19,414	6,454
Accretion of original issue discount on 2018 Term Loans	2,196	1,455	—
Amortization of debt issuance costs	4,125	3,476	309
Total interest expense	$127,331	$135,061	$30,823

Interest rates
The 2018 Credit Agreement had an effective interest rate of 5.30% as of December 31, 2019 and 6.02% as of December 31, 2018. The Old Revolving Facility and Old Term Loan Facility had an effective interest rate of 4.57% as of December 31, 2017 and the Senior Notes had a fixed interest rate of 6.375%, both of which were repaid on February 12, 2018 as part of our refinancing (See Note 5 "Debt and Liquidity").
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
(8)     Fair Value Measurements and Derivative Instruments

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
Debt – The fair value of our debt as of December 31, 2019 and December 31, 2018 approximated book value of $1,812.8 million and $2,156.6 million, respectively. The fair values were determined using Level 3 inputs.
Foreign currency derivatives – Foreign currency derivatives are carried at market value using Level 2 inputs. We had an outstanding gain of $0.2 million as of December 31, 2019 and an outstanding loss of $0.1 million as of December 31, 2018.
Commodity derivative contracts – Commodity derivative contracts are carried at fair value. We determine the fair value using observable, quoted refined oil product prices that are determined by active markets and therefore classify the commodity derivative contracts as Level 2. We had outstanding gains of $0.5 million and outstanding losses of $4.1 million as of December 31, 2019 and outstanding gains of $0.3 million and outstanding losses of $11.0 million as of December 31, 2018.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Interest rate swap contracts – Interest rate swap contracts are carried at fair value. We determine the fair value using the income approach to value the derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount reflecting current market expectations about those future amounts. We had outstanding unrealized gains of $2.9 million and outstanding unrealized losses of $0.1 million as of December 31, 2019.
Additional fair value information related to our Pension funds' assets can be found in Note 11 "Retirement Plans and Postretirement Benefits".
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
We had no foreign currency cash flow hedges outstanding as of December 31, 2019 and December 31, 2018 and therefore, no unrealized gains or losses reported under accumulated other comprehensive income (loss).
As of December 31, 2019, we had outstanding Mexican peso, South African rand, euro, Swiss franc and Japanese yen currency contracts, with aggregate notional amounts of $78.8 million. As of December 31, 2018, we had outstanding Mexican peso, South African rand, euro, Swiss franc and Japanese yen currency contracts, with aggregate notional amounts of $19.6 million. The foreign currency derivatives outstanding as of December 31, 2019 had maturity dates from January 2020 to March 2020, and were not designated as hedging instruments.
Commodity derivative contracts
We have entered into commodity derivative contracts for refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. In the fourth quarter of 2017, we began to enter into three- to five-year take-or-pay contracts with many of our customers and began to hedge the cash flows related to these contracts. As of December 31, 2019, we had outstanding commodity derivative contracts with a notional amount of $99.5 million and maturities from January 2020 to June 2022. As of December 31, 2018, we had outstanding commodity derivative contracts with a notional amount of $142.1 million with maturities from January 2019 to June 2022. Within Accumulated Other Comprehensive income (loss), we had a net unrealized pre-tax loss of $3.7 million and a net unrealized pre-tax loss of $10.7 million as of December 31, 2019 and 2018, respectively. The fair value of these contracts was determined using Level 2 inputs.
In the fourth quarter of 2019, we released $0.4 million from accumulated other comprehensive income to cost of sales. This resulted from a portion of our commodity derivative contracts failing to qualify for hedge accounting.
Interest rate swap contracts
During the third quarter of 2019, the Company entered into interest rate swap contracts. The contracts are "pay fixed, receive variable" with notional amounts of $500 million maturing in two years and another $500 million maturing in five years. The Company’s risk management objective was to fix its cash flows associated with the risk in variability in the one-month US LIBO Rate for a portion of our outstanding debt. It is expected that these swaps will fix the cash flows associated with the forecasted interest payments on this notional amount of debt to an effective fixed interest rate of 5.1%, which could be lowered to 4.85% depending on credit ratings. Within accumulated other comprehensive income we recorded a net unrealized pre-tax gain of $2.9 million as of December 31, 2019. The fair value of these contracts was determined using Level 2 inputs.
Net Investment Hedges

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We use certain intercompany debt to hedge a portion of our net investment in our foreign operations against currency exposure (net investment hedge). Intercompany debt designated in foreign currency and designated as a non-derivative net investment hedging instrument was $5.5 million and $9.5 million as of December 31, 2019 and 2018, respectively. Within our currency translation adjustment portion of other comprehensive income (loss), we recorded no gain or loss in 2019, and a gain of $2.2 million in 2018, resulting from these net investment hedges.
The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At December 31, 2019 and 2018, the fair value of our derivatives and their respective balance sheet locations are presented in the following table:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2019	(Dollars in thousands)
Derivatives designated as cash flow hedges:
Commodity derivative contracts	Prepaid and other current assets	$104	Other accrued liabilities	$1,872
	Other long-term assets	369	Other long-term obligations	2,255
Interest rate swap contracts	Prepaid and other current assets	253	Other accrued liabilities	—
	Other long-term assets	2,684	Other long-term obligations	72
Total fair value		$3,410		$4,199

As of December 31, 2018
Commodity derivative contracts	Prepaid and other current assets	$90	Other accrued liabilities	$4,630
	Other long-term assets	260	Other long-term obligations	6,393
Total fair value		$350		$11,023

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of December 31, 2019	(Dollars in Thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$239	Other current liabilities	$81
Commodity derivative contracts	Prepaid and other current assets	376	Other accrued liabilities	—
Total fair value		$615		$81

As of December 31, 2018
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$—	Other current liabilities	$43

As a result of the settlement of commodity derivative contracts, as of December 31, 2019 and December 31, 2018, net realized pre-tax gains of $3.5 million and $7.0 million, respectively, were reported in accumulated other comprehensive income (loss) and will be released to earnings within the next 12 months.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The location and amount of realized (gains) losses on derivatives are recognized in the Statements of Operations when the hedged item impacts earnings and are as follows for the years ended December 31, 2019, 2018 and 2017:

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Consolidated Statement of Operations	2019	2018	2017
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Commodity derivative contracts	Cost of sales	$(8,892)	$(919)	$—
Interest rate swaps	Interest expense	(1,050)	—	—

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Consolidated Statement of Operations	2019	2018	2017
Derivatives not designated as hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of sales, Other expense/(income)	$(506)	$(522)	$(1,565)
Commodity derivative contracts	Cost of sales	(223)	—	—

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(9)	Supplementary Balance Sheet Detail

The following tables present supplementary balance sheet details:

	As of December 31, 2019	As of December 31, 2018
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$104,820	$99,935
Work in process	137,230	125,767
Finished goods	71,598	68,015
	$313,648	$293,717
Prepaid expenses and other current assets:
Prepaid expenses	$9,986	$10,720
Value added tax and other indirect taxes receivable	13,890	19,242
Spare parts inventory	12,738	11,507
Other current assets	4,332	4,699
	$40,946	$46,168
Property, plant and equipment:
Land and improvements	$46,548	$45,947
Buildings	71,784	68,680
Machinery and equipment and other	567,715	532,084
Construction in progress	47,370	42,131
	$733,417	$688,842
Other accrued liabilities:
Payrolls (including incentive programs)	$11,801	$17,284
Employee benefits	7,416	6,977
Deferred Revenue	11,776	5,380
Other	17,342	20,811
	$48,335	$50,452
Other long term obligations:
Postretirement benefits	$16,528	$16,192
Pension and related benefits	37,431	33,718
Other	18,603	22,609
	$72,562	$72,519

The following table presents an analysis of the allowance for doubtful accounts:

	2019	2018	2017

Balance at beginning of year	$1,129	$1,097	$326
Additions	4,636	122	771
Deductions	(291)	(90)	—
Balance at end of year	$5,474	$1,129	$1,097

(10)	Leases
We lease certain transportation and mobile manufacturing equipment such as railcars and forklifts, as well as real estate.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted ASC 842 on January 1, 2019, which requires that all leases, financing and operating, be included on the balance sheet. The Company adopted ASC 842 using the modified retrospective approach under which prior periods’ financial statements are not restated and a cumulative-effect adjustment to retained earnings at the beginning of the period of adoption is recorded, if applicable. The Company elected to adopt the transition package of practical expedients for lease identification, classification, initial direct costs and hindsight. At the adoption of ASC 842 on January 1, 2019, the Company recognized right-of-use ("RoU") assets and corresponding operating lease liabilities of $7.5 million with no cumulative-effect adjustment to retained earnings.
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Components of lease expense are as follows:

For Year Ended December 31, 2019
(Dollars in thousands)
Operating lease cost	4,816
Short-term lease cost	14
Variable lease cost	227
Total lease cost	$5,057

Supplemental cash-flow and other information related to leases is as follows:

For Year Ended December 31, 2019
(Dollars in thousands)
RoU assets obtained in exchange for new operating lease liabilities (non-cash)	4,995
Operating (use of cash) from operating leases	(4,724)

Supplemental balance sheet information related to leases is as follows:

As of December 31, 2019
(Dollars in thousands)
Operating RoU Assets*	$7,994
*Amount included in Other assets

Current operating lease liabilities	4,475
Non-current operating lease liabilities	3,598
Total operating lease liabilities**	$8,073
**Amounts included in Other accrued liabilities and Other long-term obligations

Weighted average remaining lease term (in years)	2.3
Weighted average discount rate - operating leases	5.61%

As of December 31, 2019, lease commitments under non-cancelable operating leases extending for one year or more will require the following future payments:

(Dollars in thousands)
2020	4,496
2021	2,693
2022	702
2023	358
2024 and thereafter	379
Total lease payments	$8,628
Less: Imputed interest	(555)
Present value of lease payments	8,073
Less: Current operating lease liability	(4,475)
Non-current operating lease liability	$3,598

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019 , we have not entered into any additional operating lease commitments that have yet to commence.
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
The components of our consolidated net pension costs are set forth in the following table:

	For the Year Ended December 31,
	2019		2018		2017
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
			(Dollars in thousands)
Service cost	$1,297	$624	$1,315	$674	$1,305	$710
Interest cost	5,070	275	4,709	253	5,352	199
Expected return on assets	(5,026)	(424)	(5,679)	(330)	(5,268)	(299)
Mark-to-market loss (gain)	205	3,302	2,473	503	(4,140)	(53)
Pension costs	$1,546	$3,777	$2,818	$1,100	$(2,751)	$557

The mark-to-market loss in 2019 was the result of the unfavorable change in the discount rate, partially offset by better than expected return on plan assets, particularly for the U.S. plans. The mark-to-market loss in 2018 was the result of less than expected return on plan assets, partially offset by a favorable change to the discount rate. The mark-to-market gain in 2017 was the result of better than expected returns on plan assets and favorable changes to the mortality tables, partially offset by unfavorable changes to the discount rate.
The reconciliation of the beginning and ending balances of our pension plans’ benefit obligations, fair value of assets, and funded status at December 31, 2019 and 2018 are:

	As of December 31, 2019		As of December 31, 2018
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Changes in Benefit Obligation:
Net benefit obligation at beginning of period	$126,985	$22,332	$139,746	$20,407
Service cost	1,297	624	1,315	674
Interest cost	5,070	275	4,709	253
Participant contributions	—	417	—	392
Foreign currency exchange changes	—	379	—	(339)
Actuarial (gain) loss	12,868	3,319	(8,297)	711
Benefits paid	(10,410)	1,557	(10,488)	234
Net benefit obligation at end of period	$135,810	$28,903	$126,985	$22,332
Changes in Plan Assets:
Fair value of plan assets at beginning of period	$99,845	$15,354	$109,845	$13,618
Actual return on plan assets	17,689	441	(5,091)	538
Foreign currency exchange rate changes	—	377	—	(154)
Employer contributions	708	834	5,579	726
Participant contributions	—	417	—	392
Benefits paid	(10,410)	1,557	(10,488)	234
Fair value of plan assets at end of period	$107,832	$18,980	$99,845	$15,354
Funded status (underfunded):	$(27,978)	$(9,923)	$(27,140)	$(6,978)
Amounts recognized in accumulated other comprehensive loss:
Prior service credit	$—	$—	$—	$—
Amounts recognized in the statement of financial position:
Non-current assets	$—	$37	$—	$147
Current liabilities	(427)	(43)	(430)	(117)
Non-current liabilities	(27,551)	(9,917)	(26,710)	(7,008)
Net amount recognized	$(27,978)	$(9,923)	$(27,140)	$(6,978)

The accumulated benefit obligation for all defined benefit pension plans was $162.6 million and $147.6 million as of December 31, 2019 and 2018, respectively.
Plan Assets
The accounting guidance on fair value measurements specifies a hierarchy based on the observability of inputs used in valuation techniques (Level 1, 2 and 3). See Note 8, “Fair Value Measurements and Derivative Instruments", for a discussion of the fair value hierarchy.
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

The fair value of other plan assets by category is summarized below (dollars in thousands):

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
U.S. Plan Assets
Cash and cash equivalents	$1,524	$—	$—	$1,524
International Plan Assets
Foreign government bonds	$—	$995	$—	$995
Fixed insurance contracts	—	—	17,985	17,985
Total assets in the fair value hierarchy	$—	$995	$17,985	$18,980
Investments measured at net asset value				$106,308
Total	$1,524	$995	$17,985	$126,812

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
U.S. Plan Assets
Cash and cash equivalents	$1,978	$—	$—	$1,978
International Plan Assets
Foreign government bonds	$—	$958	$—	$958
Fixed insurance contracts	—	—	14,396	14,396
Total assets in the fair value hierarchy	$—	$958	$14,396	$15,354
Investments measured at net asset value				$97,867
Total	$1,978	$958	$14,396	$115,199

The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy for international plan pension assets for the years ended December 31, 2018 and 2019 (dollars in thousands):

Fixed Insurance Contracts
Balance at December 31, 2017	$12,787
Gain / contributions / currency impact	1,619
Distributions	(10)
Balance at December 31, 2018	14,396
Gain / contributions / currency impact	3,603
Distributions	(14)
Balance at December 31, 2019	$17,985

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We annually re-evaluate assumptions and estimates used in projecting pension assets, liabilities and expenses. These assumptions and estimates may affect the carrying value of pension assets, liabilities and expenses in our Consolidated Financial Statements. Assumptions used to determine net pension costs and projected benefit obligations are:

Pension Benefit Obligations Key Assumptions	As of December 31,
	2019	2018
Weighted average assumptions to determine benefit obligations:
Discount rate	2.59%	3.71%
Rate of compensation increase	1.50%	1.74%

Pension Cost Key Assumptions
Weighted average assumptions to determine net cost:
Discount rate	3.71%	3.20%
Expected return on plan assets	4.92%	4.94%
Rate of compensation increase	1.74%	1.57%

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
Plan Assets. The following table presents our retirement plan weighted average asset allocations at December 31, 2019, by asset category:

	Percentage of Plan Assets as of December 31, 2019
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
Information for our pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2018 and 2019 follows:

	2019		2018
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Accumulated benefit obligation	$135,810	$26,829	$126,985	$20,601
Fair value of plan assets	107,832	17,985	99,845	14,396

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Information for our pension plans with a projected benefit obligation in excess of plan assets at December 31, 2018 and 2019 follows:

	2019		2018
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Projected benefit obligation	$135,810	$27,944	$126,985	$21,520
Fair value of plan assets	107,832	17,985	99,845	14,396

Following is our projected future pension plan cash flow by year:

	U.S.	Foreign
	(Dollars in thousands)
Expected contributions in 2020:
Expected employer contributions	$4,419	$737
Expected employee contributions	—	—
Estimated future benefit payments reflecting expected future service for the years ending December 31:
2020	9,271	884
2021	9,240	870
2022	9,195	905
2023	9,145	1,038
2024	9,012	2,340
2025-2029	43,077	9,168

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
During 2009, we amended one of our U.S. plans to eliminate the life insurance benefit for certain non-pooled participants.
The components of our consolidated net postretirement costs are set forth in the following table:

	For the Year Ended December 31,
	2019		2018		2017
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Service cost	$—	$—	$—	$1	$—	$2
Interest cost	269	684	264	700	333	653
Mark-to-market loss (gain)	585	100	(1,028)	47	(1,257)	742
Post-employment benefits (benefit) cost	$854	$784	$(764)	$748	$(924)	$1,397

The reconciliation of beginning and ending balances of benefit obligations under, fair value of assets of, and the funded status of, our postretirement plans is set forth in the following table:

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Postretirement Benefits	As of December 31, 2019		As of December 31, 2018

	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Changes in Benefit Obligation:
Net benefit obligation at beginning of period	$7,165	$10,661	$8,461	$12,172
Service cost	—	—	—	1
Interest cost	269	684	264	700
Foreign currency exchange rates		340	—	(1,333)
Actuarial (gain) loss	585	100	(1,028)	47
Gross benefits paid	(829)	(831)	(532)	(926)
Plan amendment	—	—	—	—
Net benefit obligation at end of period	$7,190	$10,954	$7,165	$10,661
Changes in Plan Assets:
Fair value of plan assets at beginning of period	$—	$—	$—	$—
Employer contributions	829	831	532	926
Gross benefits paid	(829)	(831)	(532)	(926)
Fair value of plan assets at end of period	$—	$—	$—	$—
Funded status:	$(7,190)	$(10,954)	$(7,165)	$(10,661)
Amounts recognized in accumulated other comprehensive loss:
Prior service credit	$—	$—	$—	$—
Amounts recognized in the statement of financial position:
Current liabilities	$(723)	$(893)	$(783)	$(851)
Non-current liabilities	(6,467)	(10,061)	(6,382)	(9,810)
Net amount recognized	$(7,190)	$(10,954)	$(7,165)	$(10,661)

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

Postretirement Benefit Obligations
	2019	2018
Weighted average assumptions to determine benefit obligations:
Discount rate	4.65%	5.57%
Health care cost trend on covered charges:
Initial	6.14%	6.53%
Ultimate	5.84%	6.05%
Years to ultimate	6	8

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Postretirement Benefit Costs
	2019	2018
Weighted average assumptions to determine net cost:
Discount rate	5.57%	5.07%
Health care cost trend on covered charges:
Initial	6.53%	6.86%
Ultimate	6.05%	6.23%
Years to ultimate	7	7

Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement benefits. A one-percentage point change in assumed health care cost trend rates would have the following effects at December 31, 2019:

	One Percentage Point Increase		One Percentage Point Decrease
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Effect on total service cost and interest cost components	$—	$49	$—	$(42)
Effect on benefit obligations	$21	$465	$(20)	$(409)

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
The following table represents projected future postretirement cash flow by year:

	U.S.	Foreign
	(Dollars in thousands)
Expected contributions in 2020:
Expected employer contributions	$723	$893
Expected employee contributions	—	—
Estimated future benefit payments reflecting expected future service for the years ending December 31:
2020	723	893
2021	657	908
2022	596	904
2023	540	910
2024	492	924
2025-2029	1,984	4,689

Savings Plan
Our employee savings plan provides eligible employees the opportunity for long-term savings and investment. The plan allows employees to contribute up to 5% of pay as a basic contribution and an additional 45% of pay as supplemental contribution. In 2019, 2018 and 2017, the contributions to our savings plan were $2.1 million, $1.3 million and $1.6 million, respectively.

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
Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We have appealed this state court ruling as well and intend to vigorously defend it. As of December 31, 2019, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the reserve for 2018 and 2019 are as follows:

(Dollars in Thousands)

Balance as of December 31, 2017	$349
Product warranty charges/adjustments	1,510
Payments and settlements	(331)
Balance as of December 31, 2018	$1,528
Product warranty charges/adjustments	1,033
Payments and settlements	(726)
Balance as of December 31, 2019	$1,835

Related Party Tax Receivable Agreement
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

There was no liability recognized on the date we entered into the TRA as there was a full valuation allowance recorded against our deferred tax assets. During the second quarter of 2018, it was determined that the conditions were appropriate for the Company to release a valuation allowance of certain tax assets as we exited our three year cumulative loss position. This release resulted in the recording of a $86.5 million liability related to the TRA on the Consolidated Statements of Operations as "Related Party Tax Receivable Agreement Expense." As of December 31, 2019, the total TRA liability is $89.9 million, of which $27.9 million is classified as current liability "Related party payable - tax receivable agreement" on the balance sheet, as we expect this portion to be settled within twelve months, and $62.0 million of the liability remains as a long-term liability in "Related party payable - tax receivable agreement" on the balance sheet.
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
Profit Units will generally be settled in a lump sum payment within 30 days following a Change in Control based on the ‘‘Sales Proceeds’’ (as defined below) received by Brookfield Capital Partners IV, L.P. (or, together with its affiliates, Brookfield Capital IV) in connection with the Change in Control. The LTIP defines ‘‘Change in Control’’ as any transaction or series of transactions (including, without limitation, the consummation of a combination, share purchases, recapitalization, redemption, issuance of capital stock, consolidation, reorganization or otherwise) pursuant to which (a) a person not affiliated with Brookfield Capital IV acquires securities representing more than seventy percent (70%) of the combined voting power of the outstanding voting securities of the Company or the entity surviving or resulting from such transaction, (b) following a public offering of the Company’s stock, Brookfield Capital IV has ceased to have a beneficial ownership interest in at least 30% of the Company’s outstanding voting securities (effective on the first of such date), or (c) the Company sells all or substantially all of the assets of the Company and its subsidiaries on a consolidated basis. It is intended that the occurrence of a Change in Control in which Sales Proceeds exceed the Threshold Value would constitute a ‘‘substantial risk of forfeiture’’ within the meaning of Section 409A of the Code. The LTIP defines ‘‘Threshold Value’’ as, as of any date of determination, an amount equal to $855,000,000 (which represents the amount of the total invested capital of Brookfield Capital IV as of August 17, 2015), plus the dollar value of any cash or other consideration contributed to or invested in the Company by Brookfield Capital IV after August 17, 2015. The Threshold Value shall be determined by the Board of Directors in its sole discretion. The LTIP defines ‘‘Sales Proceeds’’ as, as of any date of determination, the sum of all proceeds actually received by the Brookfield Capital IV, net of all Sales Costs (as defined below), (i) as consideration (whether cash or equity) upon the Change in Control and (ii) as distributions, dividends, repurchases, redemptions or otherwise as a holder of such equity interests in the Company. Proceeds that are not paid upon or prior to or in connection with the Change in Control, including earn-outs, escrows and other contingent or deferred consideration shall become ‘‘Sale Proceeds’’ only as and when such proceeds are received by Brookfield Capital IV. ‘‘Sales Costs’’ means any costs or expenses (including legal or other advisor costs), fees (including investment banking fees), commissions or discounts payable directly by Brookfield Capital IV in connection with, arising out of or relating to a Change in Control, as determined by the Board of Directors in its sole discretion.
Given the successful completion of the IPO in the second quarter of 2018, it is reasonably possible that a Change in Control, as defined above, may ultimately happen and that the awarded Profit Units will be subsequently paid out to the participants. Assuming 100% vesting of the awarded Profit Units and depending on Brookfield’s sales proceeds, the potential liability triggered by a Change in Control is estimated to be in the range of $65 million to $90 million. As of December 31, 2019, the awards are 80% vested.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(13)	Income Taxes
The following table summarizes the U.S. and non-U.S. components of income (loss) from continuing operations before Provision (benefit) for income taxes:

	For the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
U.S.	$85,365	$(68,032)	$(26,981)
Non-U.S.	757,462	970,840	30,412
	$842,827	$902,808	$3,431

Income tax expense (benefit) consists of the following:

	For the Year Ended December 31,
	2019	2018	2017

U.S income taxes:
Current	$16,589	$787	$(1,066)
Deferred	5,690	(52,145)	38
	22,279	(51,358)	(1,028)
Non-U.S. income taxes:
Current	64,134	85,252	5,924
Deferred	11,812	15,026	(15,677)
	75,946	100,278	(9,753)
Total income tax expense (benefit)	$98,225	$48,920	$(10,781)

The tax expense changed from a benefit of $(10.8) million for the year ended December 31, 2017 to expense of $48.9 million and $98.2 million for the years ended December 31, 2018 and 2019, primarily due to the increase in earnings, the shift in the jurisdictional mix of earnings and losses from year to year. Partially offsetting these items was a partial release, both in 2018 and in 2019, of a valuation allowance recorded against the deferred tax asset related to certain foreign and U.S. federal and state tax attributes. Certain jurisdictions shifted from pre-tax losses in 2017 to pre-tax earnings in 2018 and 2019.
Tax Cuts and Jobs Act
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (“Tax Act”), which significantly revises the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures which have the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as GILTI. In general, these changes were effective beginning in 2018. The Tax Act also includes a one-time mandatory deemed repatriation or transition tax on the accumulated previously untaxed foreign earnings of our foreign subsidiaries.
For the fourth quarter of 2017, we were able to reasonably estimate certain Tax Act effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and re-measurement of certain deferred tax asset and liabilities.
Due to the complexities involved in accounting for the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 118. SAB No. 118 allowed the Company to record provisional amounts in earnings for the year ended December 31, 2017. SAB No. 118 also provides that where reasonable estimates can be made, the provisional accounting should be based on such estimates and when no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the Tax Act. On October 15, 2018, the Company’s U.S. tax returns for 2017 were filed and the changes to the provisional tax positions reflected in those returns compared to the estimates recorded in the Company’s earnings for the year ended December 31, 2017 were recorded in 2018.  These adjustments were immaterial to the Company’s financial statements.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On August 1, 2018, the U.S. Department of Treasury and the U.S. Internal Revenue Service (IRS) issued proposed regulations under code section 965 and on January 15, 2019, the IRS issued final 965 regulations. The Company continues to analyze the effects of the Tax Act and newly issued final regulations on its financial statements. The final impact of the Tax Act and the regulations may differ from the amounts that have been recognized, due to, among other things, changes in the Company’s interpretation of the Tax Act, additional legislative or administrative actions to clarify the intent of the statutory language provided that they differ from the Company’s current interpretation, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates utilized to calculate the impacts, including changes to current year earnings estimates and applicable foreign exchange rates. We estimate that any change will be immaterial to the Company’s financial statements at this time.
The Company also continues to evaluate the impact of the GILTI provisions under the Tax Act which are complex and subject to continuing regulatory interpretation by the IRS. The Company is required to make an accounting policy election of either (1) the period cost method or (2) the deferred method. As of December 31, 2018, the Company’s accounting policy will be to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred.
Income tax expense (benefit) differed from the amount computed by applying the U.S, federal income tax rate of 21% for years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017 to income before Provision (benefit) expense for income taxes as set forth in the following table:

	For the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Tax at statutory U.S. federal rate	$176,994	$189,590	$1,201
Impact of U.S. Tax Act - GILTI	65,531	93,739	—
Impact of the 2017 Tax Act - transition tax	—	—	39,628
Impact of the 2017 Tax Act - tax rate change	—	—	52,228
Impact of Tax Receivable Agreement	713	18,160	—
Valuation allowance	(14,548)	(93,125)	(89,269)
State taxes, net of federal tax benefit	4,231	1,529	3,437
U.S. tax impact of foreign earnings (net of foreign tax credits)	2,181	792	1,151
Establishment/resolution of uncertain tax positions	(1,293)	(345)	(840)
Adjustment for foreign income taxed at different rates	(76,922)	(95,822)	(2,359)
Foreign tax credits	(56,171)	(65,046)	(17,956)
Other	(2,491)	(552)	1,998
Provision (benefit) for income taxes	$98,225	$48,920	$(10,781)

The company has been granted a tax holiday in Brazil, which expires in 2024. The availability of the tax holiday in Brazil did not have a significant impact on the current tax year.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities as of December 31, 2019 and December 31, 2018 are set forth in the following table.

	As of December 31,
	2019	2018
	(Dollars in thousands)
Deferred tax assets:
Postretirement and other employee benefits	$18,256	$18,395
Foreign tax credit and other carryforwards	55,103	111,325
Capitalized research and experimental costs	5,566	7,695
Environmental reserves	1,110	976
Inventory adjustments	14,863	14,251
Long-term contract option amortization	1,080	1,144
Provision for rationalization charges	232	351
Other	1,872	4,270
Total gross deferred tax assets	98,082	158,407
Less: valuation allowance	(13,736)	(58,446)
Total deferred tax assets	84,346	99,961
Deferred tax liabilities:
Fixed assets	$56,659	$59,521
Inventory	12,778	7,751
Goodwill and acquired intangibles	6,996	3,668
Other	2,468	3,138
Total deferred tax liabilities	78,901	74,078
Net deferred tax asset	$5,445	$25,883

Net non-current deferred tax assets are separately stated as deferred income taxes in the amount of $71.7 million as of December 31, 2018 and $55.2 million as of December 31, 2019. Net non-current deferred tax liabilities are separately stated as deferred income taxes in the amount of $45.8 million as of December 31, 2018 and $49.8 million as of December 31, 2019.
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
Valuation allowance activity for the years ended December 31, 2018 and 2019 was as follows:

(Dollars in thousands)
Balance as of December 31, 2017	$150,839
Credited to income	(93,125)
Translation adjustment	(302)
Changes attributable to movement in underlying assets	1,034
Balance as of December 31, 2018	$58,446
Credited to income	(14,548)
Changes attributable to write-off of underlying assets	(30,138)
Translation adjustment	(24)
Balance as of December 31, 2019	$13,736

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In the fourth quarter of 2017, with the enactment of the Tax Act, additional taxable income was derived as a result of inclusion of accumulated previously untaxed foreign earnings of GrafTech’s foreign subsidiaries. This additional taxable income led to the utilization of the U.S. net operating loss carryforward in 2017 and a partial release of the valuation allowance against the U.S. deferred tax assets. The valuation allowance was further reduced by the U.S. tax rate decrease from 35% to 21% as a result of the Tax Act. During 2018, we determined that sufficient positive evidence existed that allowed us to conclude that a full valuation allowance was no longer required to be recorded against the deferred tax assets related to the U.S. tax attributes. This positive evidence was primarily supplied by the Company exiting a cumulative loss period in the U.S. as well as sufficient U.S. current and forecasted taxable income that would utilize the U.S. tax attributes. As a result, a partial release (to reflect only the economic benefit of the attributes) of the valuation allowance against federal net operating losses and state losses was recorded in 2018 while a full release of the valuation allowance against the federal foreign tax credit carryforward, other federal deferred tax assets was also recorded. A valuation allowance of $35.8 million is included in the December 31, 2018 balance reflected above as there was not sufficient positive evidence that the deferred tax asset related to the U.S. federal net operating loss would generate more than its estimated economic benefit. This valuation allowance and the related deferred tax asset were subsequently released to the income statement in 2019.
In March of 2017, $19.5 million of foreign tax credits expired. During the fourth quarter of 2017, we increased our foreign tax credit carryforward by $37.7 million, as a result of additional foreign taxable income derived in connections with the new U.S. tax legislation that was enacted on December 22, 2017. As of December 31, 2019, we have a total foreign tax credit carryforward of $31.3 million. As indicated above, a valuation allowance is no longer recorded against this foreign tax credit carryforward. These tax credit carryforwards begin to expire as of March 15, 2025. In addition, we have state net operating loss carryforwards of $250.0 million (net of federal benefit), which can be carried forward from 5 to 20 years. These state net operating loss carryforwards generated a deferred tax asset of $14.9 million as of December 31, 2019. We also have U.S. state tax credits of $2.3 million as of December 31, 2019.
We have foreign loss carryforwards on a gross basis of $16.8 million as of December 31, 2019, which can be carried forward indefinitely.
During the fourth quarter of 2017, GrafTech Switzerland moved from a cumulative loss position to a cumulative profit position, as well as a current year utilization of its net operating loss carryforward. This positive evidence and utilization led to a full release of the valuation allowance against the GrafTech Switzerland deferred tax asset in 2018.
As of December 31, 2019, we had unrecognized tax benefits of $0.2 million, which, if recognized, would have a favorable impact on our effective tax rate. We have elected to report interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties were $0.8 million as of December 31, 2017, and $0.9 million as of December 31, 2018 (an increase of $0.1 million). We had no accrued interest and penalties as of December 31, 2019 (a decrease of $0.9 million). A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)

Balance as of December 31, 2017	$2,492
Reductions for tax positions of prior years	(100)
Lapse of statutes of limitations	(373)
Foreign currency impact	(21)
Settlements	(8)
Balance as of December 31, 2018	$1,990
Settlements	(1,383)
Reductions for tax positions of prior years	(421)
Foreign currency impact	(2)
Balance as of December 31, 2019	$184

It is reasonably possible that a reduction of unrecognized tax benefits of up to $0.2 million may occur within 12 months due to settlements and the expiration of statutes of limitation.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. All U.S. federal tax years prior to 2016 are generally closed by statute or have been audited and settled with the applicable domestic tax authorities. All other jurisdictions are still open to examination beginning after 2013.
As of December 31, 2019, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $1.5 billion. Because $1.3 billion of such earnings have previously been subject to taxation by way of the transition tax on foreign earnings required by the Tax Act, as well as the current and previous years’ GILTI inclusion, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign and state taxes. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.

(14)	Stockholders' Equity
The following information should be read in conjunction with the Consolidated Statement of Stockholders' Equity.
Stock Split
On April 12, 2018, the Company effected a 3,022,259.23 to one stock split of the Company's then outstanding common stock. We have retroactively applied this split to all share presentations, as well as "Net income per share" and "Income from continuing operations per share" calculations for the periods presented.
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
Brookfield Promissory Note
On April 19, 2018, we declared a dividend in the form of the Brookfield Promissory Note to the sole pre-IPO stockholder. This note was repaid on June 15, 2018 with proceeds from our Incremental Term Loans. See Note 5 "Debt and Liquidity".
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
The Company did not receive any proceeds related to the offering. We incurred $5.1 million of legal, accounting, printing and other fees associated with this offering through December 31, 2018, which was recorded in "Selling and administrative" expenses in the Consolidated Statements of Operations.
Follow-on Offering and Common Stock Repurchases
On August 13, 2018, Brookfield completed an underwritten public secondary offering (the "Offering") of 23,000,000 shares of our common stock at a price to the public of $20.00 per share. The Company did not receive any proceeds related to the Offering. Pursuant to a share repurchase agreement with Brookfield, we concurrently repurchased 11,688,311 shares directly from Brookfield. The price per share paid by us in the repurchase was equal to the price at which the underwriters purchased the shares from Brookfield in the Offering net of underwriting commissions and discounts. We funded the share repurchase from cash on hand. The terms and conditions of the share repurchase were reviewed and approved by the audit committee of our board of directors, which is comprised solely of independent directors. All repurchased shares were retired.
On July 30, 2019, our Board of Directors authorized a program to repurchase up to $100 million of our outstanding common stock. We may purchase shares from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

plans. The amount and timing of repurchases are subject to a variety of factors including liquidity, stock price, applicable legal requirements, other business objectives and market conditions. As of December 31, 2019, we had repurchased 1,004,685 shares of common stock totaling $10.9 million under this program.
On December 5, 2019, GrafTech announced two separate transactions. The first was a Rule 144 secondary block trade in which Brookfield sold 11,175,927 shares of GrafTech common stock at a price of $13.125 per share to a broker-dealer who placed the shares with institutional and other investors. Separately, GrafTech entered into a share repurchase agreement with Brookfield to repurchase $250 million of stock from Brookfield at the arms length price of $13.125, set by the competitive bidding process of the secondary block trade. As a result, GrafTech repurchased 19,047,619 shares of common stock, reducing total shares outstanding by approximately 7%.
Dividends
The Board of Directors declared and paid a dividend of $0.0645 per share for the first quarter of 2018 totaling $19.5 million, which was paid on June 29, 2018 and represented a prorated quarterly dividend of $0.085 (or $0.34 per annum) per share of our common stock prorated from the date of our IPO, April 23, 2018 to June 30, 2018. We have paid our regular quarterly dividends of $0.085 per share since that time. Additionally, we paid a special dividend to stockholders of $0.70 per share on December 31, 2018.
The balance in our Accumulated other comprehensive (loss) income is set forth in the following table:

	As of December 31, 2019	As of December 31, 2018
	(Dollars in thousands)
Foreign currency translation adjustments, net of tax	$(9,293)	$(2,922)
Commodities, foreign currency and interest rate derivatives, net of tax	1,932	(2,878)
Total accumulated comprehensive (loss) income	$(7,361)	$(5,800)

(15)	Earnings per Share
The following table shows the information used in the calculation of our basic and diluted earnings per share calculation as of December 31, 2019, 2018 and 2017. See Note 14 "Stockholders' Equity" for details on our April 12, 2018 stock split and our common stock repurchases on 2019 and 2018.

	For the Year Ended December 31,
	2019	2018	2017

Weighted average common shares outstanding for basic calculation	289,057,356	297,748,327	302,225,923
Add: Effect of equity awards	17,245	5,443	—
Weighted average common shares outstanding for diluted calculation	289,074,601	297,753,770	302,225,923

Basic earnings per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding, which includes 32,981 and 5,592 shares of participating securities in 2019 and 2018, respectively. Diluted earnings per share are calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of 1,082,113 and 650,432 equivalent shares in 2019 and 2018, respectively, as these shares are anti-dilutive.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(16) Summary of quarterly financial data (Unaudited)
The following summarizes certain consolidated operating results by quarter for 2019 and 2018.

	2019				2018
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share amounts)
As Reported:
Net Sales	$474,994	$480,390	$420,797	$414,612	$451,899	$456,332	$454,890	$532,789
Gross profit	279,470	283,343	242,300	235,290	306,750	290,422	274,610	318,430
Research and development	637	713	611	723	429	581	518	601
Selling and administrative expenses	15,226	15,394	15,708	17,346	15,876	16,239	14,234	15,683
Other expense (income), net	467	863	(688)	4,561	2,005	(974)	1,502	828
Related party Tax Receivable Agreement Expense	—	—	—	3,393	—	61,801	—	24,677
Interest Expense	33,700	32,969	31,803	28,859	37,865	28,667	33,855	34,674
Interest Income	(414)	(731)	(1,765)	(1,799)	(115)	(391)	(562)	(589)
Net income	197,436	196,368	175,876	174,922	223,673	201,448	199,466	229,632
Net income per share	$0.68	$0.68	$0.61	$0.61	$0.74	$0.67	$0.67	$0.79

(17) Subsequent Events
On February 5, 2020, the Board of Directors declared a dividend of $0.085 per share of common stock to stockholders of record as of the close of business on February 28, 2020, to be paid on March 31, 2020.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective at the reasonable assurance level as of December 31, 2019.
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
Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is presented elsewhere in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III
Items 10 to 14 (inclusive).

Except as set forth in Part I, the information required by Items 10, 11, 12, 13 and 14 will appear in the definitive GrafTech International Ltd. Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2020, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this Annual Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934).
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

4.3*	Amendment No. 1 to Stockholder Rights Agreement, dated November 6, 2019 by and between GrafTech International Ltd. and BCP IV GrafTech Holdings LP.
4.4*	Description of securities
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

10.17+
GrafTech International Holdings Inc. Compensation Deferral Program as amended and restated (January 1, 2005) (incorporated by reference to Exhibit 10.10 to GrafTech International Ltd.’s Annual Report on Form 10‑K filed February 27, 2009).

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

10.32+
Amendment to Deferred Share Unit Agreement under the GrafTech International Ltd. Omnibus Equity Incentive Plan for David Rintoul (incorporated by reference to Exhibit 10.32 to GrafTech International Ltd.'s Annual Report on Form 10-K filed February 22, 2019).

10.33+
Amended and Restated GrafTech International Ltd. Director Deferred Fee Plan, amended as of November 1, 2018 (incorporated by reference to Exhibit 10.33 to GrafTech International Ltd.'s Annual Report on Form 10-K filed February 22, 2019).

10.34+
Form of Deferred Share Unit Agreement under the GrafTech International Ltd. Omnibus Equity Incentive Plan for Non-Employee Directors (adopted November 1, 2018) (incorporated by reference to Exhibit 10.34 to GrafTech International Ltd.'s Annual Report on Form 10-K filed February 22, 2019).

10.35+
Summary of Modifications to Employment Agreement, effective March 1, 2018, between GrafTech International Holdings Inc. and David J. Rintoul (incorporated by reference to Exhibit 10.35 to GrafTech International Ltd.'s Annual Report on Form 10-K filed February 22, 2019).

10.36+
Form of Restricted Stock Unit Agreement under the GrafTech International Ltd. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to GrafTech International Ltd.'s Quarterly Report on Form 10-Q filed May 1, 2019).

10.37+
Form of Stock Option Grant Agreement under the GrafTech International Ltd. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to GrafTech International Ltd.'s Quarterly Report on Form 10-Q filed May 1, 2019).

10.38
Share Repurchase Agreement, dated December 3, 2019 by and between GrafTech International Ltd. and BCP IV GrafTech Holdings LP. (incorporated by reference to Exhibit 10.1 to GrafTech International Ltd.'s Current Report on Form 8-K filed December 9, 2019).

10.39+*	Form of Restricted Stock Unit Agreement under the GrafTech International Ltd. Omnibus Equity Incentive Plan.
21.1*	List of subsidiaries of GrafTech International Ltd.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by David J. Rintoul, President and Chief Executive Officer (Principal Executive Officer).
31.2*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Quinn J. Coburn, Vice President and Chief Financial Officer (Principal Financial Officer).
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David J. Rintoul, President and Chief Executive Officer (Principal Executive Officer).
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Quinn J. Coburn, Vice President and Chief Financial Officer (Principal Financial Officer).
101
The following financial information from GrafTech International Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity (Deficit), and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101)
____________________________

*	Filed herewith

+	Indicates management contract or compensatory plan or arrangement

Item 16.	Form 10-K Summary
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.

February 21, 2020	By:	/s/ David J. Rintoul
David J. Rintoul
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David J. Rintoul	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2020
David J. Rintoul
/s/ Quinn J. Coburn	Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial and Accounting Officer)	February 21, 2020
Quinn J. Coburn
/s/ Denis A. Turcotte	Chairman and Director	February 21, 2020
Denis A. Turcotte
/s/ Brian L. Acton	Director	February 21, 2020
Brian L. Acton
/s/ Catherine L. Clegg	Director	February 21, 2020
Catherine L. Clegg
/s/ Michel L. Dumas	Director	February 21, 2020
Michel L. Dumas
/s/ Jeffrey C. Dutton	Director	February 21, 2020
Jeffrey C. Dutton
/s/ David Gregory	Director	February 21, 2020
David Gregory
/s/ Anthony R. Taccone	Director	February 21, 2020
Anthony R. Taccone