Form 10-Q
period 2020-03-31
GRAFTECH INTERNATIONAL LTD
filed 2020-05-06
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2020
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

Large Accelerated Filer	☒	Accelerated Filer	☐	Emerging Growth Company	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a)of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of April 23, 2020, 267,178,663 shares of common stock, par value $0.01 per share, were outstanding.

Presentation of Financial, Market and Legal Data
We present our financial information on a consolidated basis. Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.
Unless otherwise specifically noted, market and market share data in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (the "Report") are our own estimates or derived from sources described in our Annual Report on Form 10-K for the year ended December 31, 2019 ("Annual Report on Form 10-K") filed on February 21, 2020. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Forward Looking Statements” and “Risk Factors” in this Report and in our Annual Report on Form 10-K. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources has consented to the disclosure or use of data in this Report.
Forward-Looking Statements
Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report may contain forward‑looking statements that reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward‑looking statements by the use of forward‑looking words such as “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “intend,” “should,” “would,” “could,” “target,” “goal,” “continue to,” “positioned to” or the negative version of those words or other comparable words. Any forward‑looking statements contained in this report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward‑looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. These forward‑looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

•	the ultimate impact that the COVID-19 pandemic has on our business, results of operations, financial condition and cash flows;

•	the cyclical nature of our business and the selling prices of our products may lead to periods of reduced profitability and net losses in the future;

•	the possibility that we may be unable to implement our business strategies, including our initiative to secure and maintain longer-term customer contracts, in an effective manner;

•	the possibility that global graphite electrode overcapacity may adversely affect graphite electrode prices;

•	pricing for graphite electrodes has historically been cyclical and the price of graphite electrodes may continue to decline in the future;

•	the sensitivity of our business and operating results to economic conditions and the possibility others may not be able to fulfill their obligations to us in a timely fashion or at all;

•	our dependence on the global steel industry generally and the electric arc furnace ("EAF") steel industry in particular;

•	the competitiveness of the graphite electrode industry;

•	our dependence on the supply of petroleum needle coke;

•	our dependence on supplies of raw materials (in addition to petroleum needle coke) and energy;

•	the possibility that our manufacturing operations are subject to hazards;

•	changes in, or more stringent enforcement of, health, safety and environmental regulations applicable to our manufacturing operations and facilities;

•	the legal, compliance, economic, social and political risks associated with our substantial operations in multiple countries;

•	the possibility that fluctuation of foreign currency exchange rates could materially harm our financial results;

•
the possibility that our results of operations could deteriorate if our manufacturing operations were substantially disrupted for an extended period, including as a result of equipment failure, climate change, regulatory issues, natural disasters, public health crises, such as the COVID-19 pandemic, political crises or other catastrophic events;

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

•
our status as a "controlled company" within the meaning of the New York Stock Exchange corporate governance standards, which allows us to qualify for exemptions from certain corporate governance requirements.

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
For a more complete discussion of these and other factors, see "Risk Factors" in Part II of this report and the "Risk Factors" section included in our Annual Report on Form 10-K and other SEC filings.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
Unaudited

	As of March 31, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$152,109	$80,935
Accounts and notes receivable, net of allowance for doubtful accounts of $7,385 as of March 31, 2020 and $5,474 as of December 31, 2019	198,943	247,051
Inventories	322,623	313,648
Prepaid expenses and other current assets	32,517	40,946
Total current assets	706,192	682,580
Property, plant and equipment	734,118	733,417
Less: accumulated depreciation	231,244	220,397
Net property, plant and equipment	502,874	513,020
Deferred income taxes	56,900	55,217
Goodwill	171,117	171,117
Other assets	97,133	104,230
Total assets	$1,534,216	$1,526,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,067	$78,697
Short-term debt	138	141
Accrued income and other taxes	80,626	65,176
Other accrued liabilities	73,597	48,335
Related party payable - tax receivable agreement	16,115	27,857
Total current liabilities	222,543	220,206
Long-term debt	1,814,266	1,812,682
Other long-term obligations	90,522	72,562
Deferred income taxes	44,785	49,773
Related party payable - tax receivable agreement long-term	42,479	62,014
Contingencies – Note 8
Stockholders’ equity:
Preferred stock, par value $0.01, 300,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01, 3,000,000,000 shares authorized, 267,178,663 shares issued and outstanding as of March 31, 2020 and 270,485,308 as of December 31, 2019	2,672	2,705
Additional paid-in capital	756,103	765,419
Accumulated other comprehensive loss	(64,310)	(7,361)
Accumulated deficit	(1,374,844)	(1,451,836)
Total stockholders’ deficit	(680,379)	(691,073)

Total liabilities and stockholders’ equity	$1,534,216	$1,526,164
See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$318,646	$474,994
Cost of sales	138,917	195,524
Gross profit	179,729	279,470
Research and development	712	637
Selling and administrative expenses	14,932	15,226
Operating profit	164,085	263,607

Other (income) expense, net	(3,314)	467
Related party Tax Receivable Agreement benefit	(3,346)	—
Interest expense	25,672	33,700
Interest income	(1,141)	(414)
Income before provision for income taxes	146,214	229,854
Provision for income taxes	23,946	32,418
Net income	$122,268	$197,436

Basic income per common share*:
Net income per share	$0.45	$0.68
Weighted average common shares outstanding	269,216,820	290,559,025
Diluted income per common share*:
Income per share	$0.45	$0.68
Weighted average common shares outstanding	269,236,562	290,566,163

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net income	$122,268	$197,436
Other comprehensive income:
Foreign currency translation adjustments, net of tax of ($163) and $0, respectively	(17,168)	(3,539)
Commodity and interest rate derivatives, net of tax of $10,927 and ($6,903), respectively	(39,781)	25,657
Other comprehensive (loss) income, net of tax:	(56,949)	22,118
Comprehensive income	$65,319	$219,554
*See Notes 1 and 12
See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flow from operating activities:
Net income	$122,268	$197,436
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	14,284	15,585
Related party Tax Receivable Agreement benefit	(3,346)	—
Deferred income tax provision	6,348	6,427
Interest expense	1,594	1,588
Other charges, net	(838)	3,268
Net change in working capital*	(130)	(71,443)
Change in long-term assets and liabilities	(897)	3,956
Net cash provided by operating activities	139,283	156,817
Cash flow from investing activities:
Capital expenditures	(13,901)	(14,569)
Proceeds from the sale of assets	62	74
Net cash used in investing activities	(13,839)	(14,495)
Cash flow from financing activities:
Repurchase of common stock-non-related party	(30,099)	—
Payment of tax withholdings related to net share settlement of equity awards	(46)	—
Principal repayments on long-term debt	—	(125,000)
Dividends paid to non-related-party	(5,926)	(5,194)
Dividends paid to related-party	(16,933)	(19,502)
Net cash used in financing activities	(53,004)	(149,696)
Net change in cash and cash equivalents	72,440	(7,374)
Effect of exchange rate changes on cash and cash equivalents	(1,266)	(217)
Cash and cash equivalents at beginning of period	80,935	49,880
Cash and cash equivalents at end of period	$152,109	$42,289

* Net change in working capital due to changes in the following components:
Accounts and notes receivable, net	$40,743	$(31,389)
Inventories	(17,236)	(4,705)
Prepaid expenses and other current assets	7,411	7,425
Income taxes payable	14,238	(38,333)
Accounts payable and accruals	(45,245)	(5,305)
Interest payable	(41)	864
Net change in working capital	$(130)	$(71,443)

See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands, except share data)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income(Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2019	270,485,308	$2,705	$765,419	$(7,361)	$(1,451,836)	$(691,073)
Comprehensive income (loss):
Net income	—	—	—	—	122,268	122,268
Other comprehensive income (loss):
Commodity and interest rate derivatives income (loss), net of tax of $10,322	—	—	—	(37,577)	—	(37,577)
Commodity derivatives reclassification adjustments, net of tax of $605	—	—	—	(2,204)	—	(2,204)
Foreign currency translation adjustments, net of tax of ($163)	—	—	—	(17,168)	—	(17,168)
Total other comprehensive income	—	—	—	(56,949)	—	(56,949)
Stock-based compensation	29,394	—	405	—	—	405
Dividends paid to related party stockholder ($0.085 per share)	—	—	—	—	(16,933)	(16,933)
Dividends paid to non-related party stockholders ($0.085 per share)	—	—		—	(5,926)	(5,926)
Common stock repurchased and retired (from non-related party)	(3,328,574)	(33)	(9,700)	—	(20,366)	(30,099)
Common stock withheld for taxes on equity award settlement	(7,465)		(21)		(25)	(46)
Adoption of ASC 326		—		—	(2,026)	(2,026)
Balance as of March 31, 2020	267,178,663	$2,672	$756,103	$(64,310)	$(1,374,844)	$(680,379)

Balance as of December 31, 2018	290,537,612	$2,905	$819,622	$(5,800)	$(1,893,496)	$(1,076,769)
Comprehensive income (loss):
Net income	—	—	—	—	197,436	197,436
Other comprehensive income (loss):
Commodity and interest rate derivatives foreign currency derivatives income (loss), net of tax of ($7,295)	—	—	—	27,113	—	27,113
Commodity derivatives reclassification adjustments, net of tax of $392	—	—	—	(1,456)	—	(1,456)
Foreign currency translation adjustments, net of tax ($3)	—	—	—	(3,539)	—	(3,539)
Total other comprehensive loss	—	—	—	22,118	—	22,118
Stock-based compensation			293			293
Dividends paid to related party stockholder ($0.085 per share)	—	—	—	—	(19,502)	(19,502)
Dividends paid to non-related party stockholders ($0.085 per share)	—	—	—	—	(5,194)	(5,194)
Balance as of March 31, 2019	290,537,612	$2,905	$819,915	$16,318	$(1,720,756)	$(881,618)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Organization and Summary of Significant Accounting Policies
A. Organization
GrafTech International Ltd. (the “Company”) is a leading manufacturer of high quality graphite electrode products essential to the production of electric arc furnace ("EAF") steel and other ferrous and non-ferrous metals. References herein to "GrafTech" “we,” “our,” or “us” refer collectively to GrafTech International Ltd. and its subsidiaries.
On August 15, 2015, we became an indirect wholly owned subsidiary of Brookfield Asset Management Inc. (together with its affiliates "Brookfield"). In April 2018, we completed our initial public offering ("IPO") of 38,097,525 shares of our common stock held by Brookfield at a price of $15.00 per share. We did not receive any proceeds related to the IPO. Our common stock is listed on the NYSE under the symbol “EAF.” Brookfield owns approximately 74% of our outstanding common stock as of December 31, 2019.
The Company’s only reportable segment, Industrial Materials, is comprised of our two major product categories: graphite electrodes and petroleum needle coke products. Needle coke is the key raw material used in the production of graphite electrodes. The Company's vision is to provide highly engineered graphite electrode services, solutions and products to EAF operators.
B. Basis of Presentation
The interim condensed consolidated financial statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The December 31, 2019 financial position data included herein was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 ("Annual Report on Form 10-K") filed on February 21, 2020, but does not include all disclosures required by GAAP in audited financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the accompanying notes, contained in our Annual Report on Form 10-K.
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
C. New Accounting Standards
Recently Adopted Accounting Standards
In January 2017, the FASB issued ASU No. 2017‑04, Intangibles‑Goodwill and Other (Topic 350). This guidance was issued to simplify the accounting for goodwill impairment. The guidance removes the second step of the goodwill impairment test, which requires that a hypothetical purchase price allocation be performed to determine the amount of impairment, if any. Under this new guidance, a goodwill impairment charge will be based on the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU No. 2017‑04 is effective beginning January 1, 2020 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted ASU No. 2017‑04 on January 1, 2020, with no impact to our financial position, results of operations or cash flows.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326), which introduces the Current Expected Credit Losses ("CECL") accounting model. CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. CECL utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. ASU No. 2016-13 is effective for the Company on January 1, 2020. The adoption of ASU No. 2016-13 resulted in a cumulative-effect adjustment of $2.0 million included as an adjustment to Accounts receivable reserve and to retained earnings on January 1, 2020.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)	Revenue from Contracts with Customers
Disaggregation of Revenue
The following table provides information about disaggregated revenue by type of product and contract for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Graphite Electrodes - Three-to-five-year take-or-pay contracts	$276,379	$396,040
Graphite Electrodes - Short-term agreements and spot sales	30,818	47,296
By-products and other	11,449	31,658
Total Revenues	$318,646	$474,994

The Graphite Electrodes revenue categories include only graphite electrodes manufactured by GrafTech. The revenue category “By-products and Other” includes re-sales of low-grade electrodes purchased from third party suppliers, which represent a minimal contribution to our profitability.
Contract Balances
Receivables, net of allowances for doubtful accounts, were $198.9 million as of March 31, 2020 and $247.1 million as of December 31, 2019. Accounts receivables are recorded when the right to consideration becomes unconditional. Payment terms on invoices range from 30 to 120 days depending on the customary business practices of the jurisdictions in which we do business.
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
The following table provides information about deferred revenue from contracts with customers (in thousands):

	Current deferred revenue	Long-Term deferred revenue
	(Dollars in thousands)
Balance as of December 31, 2019	$11,776	$3,858
Increases due to cash received	9,189	—
Revenue recognized	(177)	—
Revisions of estimates	—	—
Reclassifications between long-term and current	—	—
Foreign currency impact	(751)	—
Balance as of March 31, 2020	$20,037	$3,858

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2019, under its long-term take-or-pay contracts, the Company expected to record revenues of $1,251 million for 2020. We now estimate that our long-term contract revenue in 2020 will be in the range of $950 million to $1,100 million. We recorded $276 million in the first quarter and we expect to record approximately $675 million to $825 million for the

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

remainder of 2020. The decreased expectation for 2020 includes the impact of the force majeure notices associated with the COVID-19 induced shutdowns of customers’ facilities as well as non-performance by certain other customers struggling with the impact of reduced steel demand. We expect that some of this decrease in 2020 long-term contract revenue will be recovered in future years.

Our contractual revenue for future years is $1,211 million for 2021, $1,145 million for 2022 and $29 million for 2023. The majority of the long-term take-or-pay contracts are defined as pre-determined fixed annual volume contracts while a small portion are defined with a specified volume range. For the year 2021 and beyond, the contractual revenue amounts above are based upon the mid-point of the volume range for those contracts with specified ranges. The actual revenue realized from these contracted volumes may vary in timing and total due to the credit risk associated with certain customers facing financial challenges as well as customer demand related to contracted volume ranges.

(3)	Retirement Plans and Postretirement Benefits
The components of our consolidated net pension costs are set forth in the following table:

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Service cost	$622	$575
Interest cost	1,033	1,316
Expected return on plan assets	(1,284)	(1,338)
Net cost	$371	$553

The components of our consolidated net postretirement costs are set forth in the following table:

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Interest cost	$191	$242
Net cost	$191	$242

(4)	Goodwill and Other Intangible Assets
We are required to review goodwill and indefinite-lived intangible assets annually for impairment. Goodwill impairment is tested at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The following tables represent the carrying value of goodwill and intangibles for the three months ended March 31, 2020, which are reported in "Other assets" on the balance sheets:

Goodwill
(Dollars in thousands)
Balance as of December 31, 2019	$171,117
Adjustments	—
Balance as of March 31, 2020	$171,117

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible Assets
	As of March 31, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
Trade name	$22,500	$(10,385)	$12,115	$22,500	$(9,861)	$12,639
Technological know-how	55,300	(30,416)	24,884	55,300	(29,112)	26,188
Customer–related intangible	64,500	(20,570)	43,930	64,500	(19,473)	45,027
Total finite-lived intangible assets	$142,300	$(61,371)	$80,929	$142,300	$(58,446)	$83,854

Amortization expense of acquired intangible assets was $2.9 million and $3.1 million in the three months ended March 31, 2020 and 2019, respectively. Estimated amortization expense will approximate $8.5 million for the remainder of 2020, $10.7 million in 2021, $10.1 million in 2022, $9.2 million in 2023, and $8.0 million in 2024.

(5)	Debt and Liquidity
The following table presents our long-term debt:

	As of March 31, 2020	As of December 31, 2019
	(Dollars in thousands)
2018 Credit Facility (2018 Term Loan and 2018 Revolving Credit Facility)	$1,813,785	$1,812,204
Other debt	619	619
Total debt	1,814,404	1,812,823
Less: Short-term debt	(138)	(141)
Long-term debt	$1,814,266	$1,812,682

On February 13, 2019 and December 20, 2019, respectively, we repaid $125 million and $225 million under our 2018 Term Loan Facility (as defined below). These payments satisfied our current obligations relative to the minimum quarterly installments. The fair value of the 2018 Term Loan Facility was approximately $1,605 million as of March 31, 2020. The fair value of the debt is measured using level 3 inputs.
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
The proceeds of the 2018 Term Loans were used to (i) repay in full all outstanding indebtedness of the Co‑Borrowers under our previous credit agreement and terminate all commitments thereunder, (ii) redeem in full our previously held senior notes at a redemption price of 101.594% of the principal amount thereof plus accrued and unpaid interest to the date of redemption, (iii) pay fees and expenses incurred in connection with (i) and (ii) above and the Senior Secured Credit Facilities and related expenses, and (iv) declare and pay a dividend to the sole pre-IPO stockholder, with any remainder to be used for general corporate

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

purposes. See Note 7 "Interest Expense" for a breakdown of expenses associated with these repayments. In connection with the repayment of our previous credit agreement and redemption of our previously held senior notes, all guarantees of obligations under the previous credit agreement, the senior notes and related indenture were terminated, all mortgages and other security interests securing obligations under the previous credit agreement were released and the indenture was terminated.
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
All obligations under the 2018 Credit Agreement are guaranteed by GrafTech Finance and each domestic subsidiary of GrafTech, subject to certain customary exceptions, and all obligations under the 2018 Credit Agreement of each foreign subsidiary of GrafTech that is a Controlled Foreign Corporation (within the meaning of Section 956 of the Code) are guaranteed by GrafTech Luxembourg I S.à.r.l., a Luxembourg société à responsabilité limitée and an indirect wholly owned subsidiary of GrafTech, Luxembourg Holdco and Swissco (collectively, the "Guarantors").
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
The proceeds of the Incremental Term Loans were used to repay, in full, the $750 million of principal outstanding on a promissory note to the Company's sole pre-IPO stockholder.

(6)	Inventories
Inventories are comprised of the following:

	As of March 31, 2020	As of December 31, 2019
	(Dollars in thousands)
Inventories:
Raw materials	$121,191	$104,820
Work in process	124,944	137,230
Finished goods	76,488	71,598
Total	$322,623	$313,648

(7)Interest Expense
The following tables present the components of interest expense:

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Interest incurred on debt	$24,092	$32,120
Accretion of fair value adjustment on Senior Notes	549	549
Amortization of debt issuance costs	1,031	1,031
Total interest expense	$25,672	$33,700

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest Rates
The 2018 Credit Agreement had an effective interest rate of 4.50% as of March 31, 2020 and 5.30% as of December 31, 2019. During the third quarter of 2019, the Company entered into four interest rate swap contracts to fix our cash flows associated with the risk in variability in the one-month US London Interbank Offered Rate ("US LIBOR") for a portion of our outstanding debt. See Note 10 "Derivative Instruments" for details of these transactions.

(8)	Contingencies
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
Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We have appealed this state court ruling as well and intend to vigorously defend it. As of March 31, 2020,we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the three months ended March 31, 2020, are presented below:

(Dollars in thousands)
Balance as of December 31, 2019	$1,835
Product warranty accruals and adjustments	14
Settlements	(97)
Balance as of March 31, 2020	$1,752

Tax Receivable Agreement
On April 23, 2018, the Company entered into a tax receivable agreement (the "TRA") that provides Brookfield, as the sole pre-IPO stockholder, the right to receive future payments from us for 85% of the amount of cash savings, if any, in U.S. federal income tax and Swiss tax that we and our subsidiaries realize as a result of the utilization of certain tax assets attributable to periods prior to our IPO, including certain federal net operating losses ("NOLs"), previously taxed income under Section 959 of the Code, foreign tax credits, and certain NOLs in GrafTech Switzerland SA. In addition, we will pay interest on the payments we will make to Brookfield with respect to the amount of these cash savings from the due date (without extensions) of our tax return where we realize these savings to the payment date at a rate equal to LIBO Rate plus 1.00% per annum. The term of the TRA commenced on April 23, 2018 and will continue until there is no potential for any future tax benefit payments.
There was no liability recognized on the date we entered into the TRA as there was a full valuation allowance recorded against our deferred tax assets. During the second quarter of 2018, it was determined that the conditions were appropriate for the Company to release a valuation allowance of certain tax assets as we exited our three year cumulative loss position. This release resulted in the recording of a $86.5 million liability related to the TRA on the Consolidated Statements of Operations as "Related Party Tax Receivable Agreement Expense".

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2019, the total TRA liability was $89.9 million, of which $27.9 million was classified as a current liability in "Related party payable - tax receivable agreement" on the balance sheet, and $62.0 million of the liability remained as a long-term liability in "Related party payable - tax receivable agreement" on the balance sheet. The 2019 current liability was settled in the first quarter of 2020. In the first quarter of 2020, the TRA liability was reduced by $3.3 million due to the revised profit expectation for 2020, caused by the COVID-19 pandemic. The reduction was recorded as a "Related Party Tax Receivable Agreement Benefit" on the Consolidated Statement of Operations. As of March 31, 2020, the total TRA liability was $58.6 million, of which $16.1 million was classified as a current liability in "Related party payable-tax receivable agreement" and $42.5 million remained as a long-term liability in "Related party payable -tax receivable agreement" on the balance sheet.
Long-term Incentive Plan
The long-term incentive plan ("LTIP") was adopted by the Company effective as of August 17, 2015, as amended and restated as of March 15, 2018. The purpose of the plan is to retain senior management of the Company, to incentivize them to make decisions with a long-term view and to influence behavior in a way that is consistent with maximizing value for the pre-IPO stockholder of the Company in a prudent manner. Each participant is allocated a number of profit units, with a maximum of 30,000 profit units ("Profit Units") available under the plan. Awards of Profit Units generally vest in equal increments over a five-year period beginning on the first anniversary of the grant date and subject to continued employment with the Company through each vesting date. Any unvested Profit Units that have not been previously forfeited will accelerate and become fully vested upon a ‘‘Change in Control’’ (as defined below).
Profit Units will generally be settled in a lump sum payment within 30 days following a Change in Control based on the ‘‘Sales Proceeds’’ (as defined below) received by Brookfield Capital Partners IV, L.P. (together with its affiliates, "Brookfield Capital IV") in connection with the Change in Control. The LTIP defines ‘‘Change in Control’’ as any transaction or series of transactions (including, without limitation, the consummation of a combination, share purchases, recapitalization, redemption, issuance of capital stock, consolidation, reorganization or otherwise) pursuant to which (a) a Person not affiliated with Brookfield Capital IV acquires securities representing more than seventy percent (70%) of the combined voting power of the outstanding voting securities of the Company or the entity surviving or resulting from such transaction, (b) following a public offering of the Company’s stock, Brookfield Capital IV has ceased to have a beneficial ownership interest in at least 30% of the Company’s outstanding voting securities (effective on the first of such date), or (c) the Company sells all or substantially all of the assets of the Company and its subsidiaries on a consolidated basis. It is intended that the occurrence of a Change in Control in which Sales Proceeds exceed the Threshold Value would constitute a ‘‘substantial risk of forfeiture’’ within the meaning of Section 409A of the Code. The LTIP defines ‘‘Threshold Value’’ as, as of any date of determination, an amount equal to $855,000,000, (which represents the amount of the total invested capital of Brookfield Capital IV as of August 17, 2015), plus the dollar value of any cash or other consideration contributed to or invested in the Company by Brookfield Capital IV after August 17, 2015. The Threshold Value shall be determined by the Company's Board of Directors in its sole discretion. The LTIP defines ‘‘Sales Proceeds’’ as, as of any date of determination, the sum of all proceeds actually received by the Brookfield Capital IV, net of all Sales Costs (as defined below), (i) as consideration (whether cash or equity) upon the Change in Control and (ii) as distributions, dividends, repurchases, redemptions or otherwise as a holder of such equity interests in the Company. Proceeds that are not paid upon or prior to or in connection with the Change in Control, including earn-outs, escrows and other contingent or deferred consideration shall become ‘‘Sale Proceeds’’ only as and when such proceeds are received by Brookfield Capital IV. ‘‘Sales Costs’’ means any costs or expenses (including legal or other advisory costs), fees (including investment banking fees), commissions or discounts payable directly by Brookfield Capital IV in connection with, arising out of or relating to a Change in Control, as determined by the Company's Board of Directors in its sole discretion.
Given the successful completion of the IPO in the second quarter of 2018, it is reasonably possible that a Change in Control, as defined above, may ultimately happen and that the awarded Profit Units will be subsequently paid out to the participants. Assuming 100% vesting of the awarded Profit Units and depending on Brookfield’s sales proceeds, the potential liability triggered by a Change in Control is estimated to be in the range of $60 million to $85 million. As of March 31, 2020, the awards are 80% vested.

(9)	Income Taxes
We compute and apply to ordinary income an estimated annual effective tax rate on a quarterly basis based on current and forecasted business levels and activities, including the mix of domestic and foreign results and enacted tax laws. The estimated annual effective tax rate is updated quarterly based on actual results and updated operating forecasts. Ordinary income refers to income (loss) before income tax expense excluding significant, unusual or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs as a discrete item of tax.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the provision for income taxes for the three months ended March 31, 2020 and March 31, 2019:

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)

Tax expense	$23,946	$32,418
Pretax income	146,214	229,854
Effective tax rates	16.4%	14.1%

The effective tax rate for the three months ended March 31, 2020 was 16.4%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates, which is partially offset by the net combined impact related to the U.S. taxation of global intangible low taxed income ("GILTI") and Foreign Tax Credits ("FTCs").

The effective tax rate for the three months ended March 31, 2019 was 14.1%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates.

The tax expense decreased from $32.4 million for the three months ended March 31, 2019 to $23.9 million for the three months March 31, 2020. This decrease is primarily related to the reduction in pretax income and worldwide earnings from various countries taxed at different rates, partially offset by a higher relative combined impact of GILTI and FTCs.
As of March 31, 2020, we had unrecognized tax benefits of $0.2 million which, if recognized, would have a favorable impact on our effective tax rate.
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

(10)	Derivative Instruments
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We have no foreign currency cashflow hedges outstanding as of March 31, 2020 and December 31, 2019 and, therefore, no unrealized gains or losses reported under accumulated other comprehensive income (loss).
As of March 31, 2020, we had outstanding Mexican peso, euro, Swiss franc, South African rand and Japanese yen currency contracts with an aggregate notional amount of $39.8 million. As of December 31, 2019, we had outstanding Mexican peso, South African rand, euro, Swiss franc and Japanese yen currency contracts, with an aggregate notional amount of $78.8 million. The foreign currency derivatives outstanding as of March 31, 2020 have maturities through June 30, 2020, and were not designated as hedging instruments.
Commodity derivative contracts
We have entered into commodity derivative contracts for refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. We had outstanding commodity derivative contracts as of March 31, 2020 with a notional amount of $85.7 million with maturities from April 2020 to June 2022. The outstanding commodity derivative contracts represented a pre-tax net unrealized loss within "Accumulated Other Comprehensive Income" of $33.7 million as of March 31, 2020. We had outstanding commodity derivative contracts as of December 31, 2019 with a notional amount of $99.5 million representing a pre-tax net unrealized loss of $3.7 million.
Interest rate swap contracts
During the third quarter of 2019, the Company entered into four interest rate swap contracts. The contracts are "pay fixed, receive variable" with notional amounts of $500 million maturing in two years and another $500 million maturing in five years. The Company’s risk management objective was to fix its cash flows associated with the risk in variability in the one-month US LIBO Rate for a portion of our outstanding debt. It is expected that these swaps will fix the cash flows associated with the forecasted interest payments on this notional amount of debt to an effective fixed interest rate of 5.1%, which could be lowered to 4.85% depending on credit ratings. Within "Other Comprehensive Income", we recorded a net unrealized pre-tax loss of $16.7 million for the three months ended March 31, 2020. The fair value of these contracts was determined using Level 2 inputs.
Net Investment Hedges
We use certain intercompany debt to hedge a portion of our net investment in our foreign operations against currency exposure (net investment hedge). Intercompany debt denominated in foreign currency and designated as a non-derivative net investment hedging instrument was $4.3 million as of March 31, 2020 and $5.5 million as of December 31, 2019. Within the currency translation adjustment portion of "Other Comprehensive Income", we recorded pre-tax gains of $1.2 million for the three months ended March 31, 2020, and no gain or loss for the three months ended March 31, 2019.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Condensed Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, the fair value of our derivatives and their respective balance sheet locations are presented in the following tables:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of March 31, 2020	(Dollars in thousands)
Derivatives designated as cash flow hedges:
Commodity derivative contracts	Prepaid and other current assets	$—	Other accrued liabilities	$18,002
	Other long-term assets	—	Other long-term obligations	15,739
Interest rate swap contracts	Prepaid and other current assets	—	Other accrued liabilities	5,869
	Other long-term assets	—	Other long-term obligations	7,922
Total fair value		$—		$47,532

As of December 31, 2019
Derivatives designated as cash flow hedges:
Commodity derivative contracts	Prepaid and other current assets	$104	Other accrued liabilities	$1,872
	Other long-term assets	369	Other long-term obligations	2,255
Interest rate swap contracts	Prepaid and other current assets	253	Other accrued liabilities	—
	Other long-term assets	2,684	Other long-term obligations	72
Total fair value		$3,410		$4,199

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of March 31, 2020	(Dollars in thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$90	Other current liabilities	$135
Commodity derivatives contracts	Prepaid and other current assets	—	Other accrued liabilities	450
		$90		$585
As of December 31, 2019
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$239	Other current liabilities	$81
Commodity derivatives contracts	Prepaid and other current assets	376	Other accrued liabilities	—
		$615		$81

The realized (gains) losses resulting from the settlement of commodity derivative contracts remain in "Accumulated Other Comprehensive Income" until they are recognized in the Statement of Operations when the hedged item impacts earnings, which is when the finished product is sold. As of March 31, 2020 and March 31, 2019, net realized pre-tax losses of $0.5 million and pre-tax gains of $8.4 million, respectively, were reported under "Accumulated Other Comprehensive Income" and will be and were, respectively, released to earnings within the following 12 months. See table below for amounts recognized in the Statement of Operations.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The location and amount of realized (gains) losses on derivatives are recognized in the Statements of Operations as follows for the periods ended March 31, 2020 and March 31, 2019:

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Consolidated Statement of Operations	For the Three Months Ended March 31,
		2020	2019
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Commodity derivative contracts	Cost of sales	$(2,809)	$(1,848)
Interest rate swap	Interest expense	(206)	—

Derivatives not designated as hedges:
Foreign currency derivatives	Cost of sales, Other (income) expense	$(499)	(677)
Commodity derivative contracts	Cost of sales	(139)	—

(11)	Accumulated Other Comprehensive Income (Loss)
The balance in our accumulated other comprehensive income (loss) is set forth in the following table:

	As of March 31, 2020	As of December 31, 2019
	(Dollars in thousands)
Foreign currency translation adjustments, net of tax	$(26,461)	$(9,293)
Commodity and interest rate derivatives, net of tax	(37,849)	1,932
Total accumulated comprehensive income (loss)	$(64,310)	$(7,361)

(12)	Earnings per Share
During the three months ended March 31, 2020, we repurchased 3,328,574 shares of our common stock under the repurchase program that was approved on July 30, 2019. These shares were subsequently retired.
The following table shows the information used in the calculation of our basic and diluted earnings per share calculation as of March 31, 2020 and March 31, 2019:

	For the Three Months Ended March 31,
	2020	2019

Weighted average common shares outstanding for basic calculation	269,216,820	290,559,025
Add: Effect of stock options, deferred share units and restricted stock units	19,742	7,138
Weighted average common shares outstanding for diluted calculation	269,236,562	290,566,163

Basic earnings per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding, which includes 53,204 and 21,413 shares of participating securities in the three months ended March 31, 2020 and 2019, respectively. Diluted earnings per share are calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of 1,297,661 equivalent shares in the three months ended March 31, 2020 and 981,330 equivalent shares in the three months ended March 31, 2019 as these shares are anti-dilutive.
(13) Stock-Based Compensation
Stock-based compensation awards granted by our Board of Directors for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31,
	2020	2019
Award type:
Stock options	298,000	157,000
Deferred share units	12,552	280
Restricted stock units	309,389	181,905

In the three months ended March 31, 2020 and 2019, we recognized $0.4 million and $0.3 million, respectively, in stock-based compensation expense. A majority of the expense, $0.3 million and $0.2 million respectively, was recorded as selling and administrative expense in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales.
    As of March 31, 2020, unrecognized compensation cost related to non-vested stock options, deferred share units and restricted stock units was $9.5 million, which will be recognized over the remaining weighted average life of 4.0 years.
Stock Option, Deferred Share Unit and Restricted Stock Unit awards activity under the Omnibus Equity Incentive Plan for the three months ended March 31, 2020 was as follows:
Stock options

	Number of Shares	Weighted- Average Exercise Price
Outstanding unvested as of December 31, 2019	931,658	15.06
Granted	298,000	9.01
Vested	(23,800)	13.73
Forfeited	(141,960)	14.87
Outstanding unvested as of March 31, 2020	1,063,898	13.42

Deferred Share Unit and Restricted Stock Unit awards

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested as of December 31, 2019	282,716	12.83
Granted	321,941	9.02
Vested	(42,035)	11.90
Forfeited	(43,734)	12.27
Outstanding unvested as of March 31, 2020	518,888	10.59

(14) Subsequent Events
On May 5, 2020, our Board of Directors declared a reduced quarterly dividend of $0.01 per share to stockholders of record as of the close of business on May 29, 2020, to be paid on June 30, 2020.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
GrafTech is a leading manufacturer of graphite electrodes, the critical consumable for the electric arc furnace ("EAF") industry. We are the only graphite electrode producer that is substantially vertically integrated into petroleum needle coke, a key raw material for graphite electrodes. Vertical integration has allowed us to adopt a commercial strategy with long-term, fixed price, fixed volume, take-or-pay contracts providing earnings stability and visibility. These contracts define volumes and prices, along with price‑escalation mechanisms for inflation, and include significant termination payments (typically, 50% to 70% of remaining contracted revenue) and, in certain cases, parent guarantees and collateral arrangements to manage our customer credit risk.
COVID-19
GrafTech has been proactive from the onset of the COVID-19 crisis. We created a COVID-19 response team composed of senior management that meets three to five times per week to monitor conditions and formulate appropriate action plans. These initial meetings resulted in early actions to cancel travel and eliminate in-person meetings. Our team members are working from home where possible, and we have established a "Safe-Work Playbook" for our sites. Our plant procedures include temperature measurements where permitted, personal protective equipment, mandatory use of gloves, social distancing, frequent cleaning and disinfecting, and the use of daily check sheets to keep team members highly focused on these new procedures. These actions have been very successful, as over 99% of our workforce has remained healthy through this crisis. In addition, we have developed return to work protocols so when the time is right, we may have team members currently working from home safely return to the office.
We have worked hard during this COVID-19 crisis to minimize the impact on our employees, our customers, and our operations. We have navigated and implemented eight different sets of government controls and guidelines to keep all of our plants open and operating safely. Despite this challenging environment, we met all customer orders and achieved a 96% on-time delivery rate for the first quarter of 2020. At the same time, we achieved record levels of safety and environmental performance.
Commercial Update
We service customers at over 300 locations across the globe and most of them have been impacted as a result of this pandemic. In spite of the steel industry being deemed an essential business in many countries, a number of our customers have temporarily suspended or otherwise reduced operations. This is having a significant impact on demand, which we expect to last through the remainder of this year, and into 2021.
The impact of the virus has induced over 20 of our long-term contract customers to submit force majeure notices. The long-term contracts provide for the deferral of volume during the force majeure period and extension of the term of the agreement for the length of such period.
Other long-term contract customers have been impacted by plant closures and lower steel demand, and are struggling to take their committed electrode volumes. We have had no additional customer bankruptcies at this point, but as a result of the above factors we are experiencing some delays and non-performance from certain customers on their long-term agreements. As a result of this macro environment spot pricing is now below the long-term contract price, and some customers are attempting to renegotiate their contracts or delay shipments.
We will continue to work with our valued customers who have benefited from these long-term contracts in recent years while contract prices have been below spot prices, but we will take every measure to ensure that our customers fulfill their legal obligations and commitments under these contracts.
We have contracted to sell approximately 142,000, 125,000 and 117,000 metric tons ("MT") in 2020, 2021 and 2022, respectively. The weighted average contract price for the contracted volumes over the next three years is approximately $9,600 per MT. Approximately 83% of these volumes are under pre‑determined fixed annual volume contracts, while approximately 17% of the volumes are under contracts with a specified volume range. The aggregate difference between the midpoints above and the minimum or maximum volumes across our cumulative portfolio of take‑or‑pay contracts with specified volume ranges is approximately 5,000 MT per year in 2020, 2021 and 2022. Contracted volumes may vary in timing and total due to the credit risk associated with certain customers facing financial challenges as well as customer demand related to contracted volume ranges. In our previous disclosures, we estimated that long-term contract volumes in 2020 would be approximately 130,000 MT. Given the current pandemic and the factors noted above, our long-term contracts are being impacted by deferrals due to force majeure events or other take or pay shortfalls, and potential losses due to financial distress or disputes. We now estimate that our long-term contract

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

volume in 2020 will be in the range of 100,000 to 115,000 MT. We expect that some of this decrease in 2020 long-term contract volume will be recovered in future years.
Electrode spot prices continue to trend lower. Our average price for non-long-term agreement business in the first quarter of 2020 was approximately $6,500 per MT. As a result of the COVID-19 pandemic and the reduction in overall demand, we expect the spot price for graphite electrodes will decrease further.
Operational Update
Due to the COVID-19 impact and the resulting decrease in customer demand, we have reduced the operating level of our graphite electrode plants. We will operate our electrode plants to match customer demand while meeting customer requirements with continued high levels of on-time delivery performance.
We have been successful at continuing to operate our Seadrift needle coke plant at full capacity during this COVID-19 crisis. We have scheduled our planned biannual Seadrift maintenance outage for later in the second quarter this year. This outage will last about four weeks. We have adequate needle coke inventory to cover this outage.
Steel production levels are down significantly as a result of this pandemic and the associated impact on all manufacturing supply chains. Our customers' graphite electrode destocking initiatives were progressing as expected in the first quarter of 2020 prior to the COVID-19 outbreak. We had expected this process to complete in the second half of 2020 but now expect destocking to continue through the end of the year, and depending on levels of activity across metal based manufacturing supply chains, potentially into 2021.
Cost Reduction Initiatives
In response to the challenging environment created by the global pandemic, we have proactively taken concrete actions to reduce costs and preserve cash. We have eliminated all discretionary spending and have reduced our full-time workforce and adjusted production to our expected sales. We have also eliminated our temporary workforce and substantially eliminated contractors. In total, our headcount at electrode plants is being reduced by 15%. We are also reducing our fixed costs at our electrode plants by 15%, and variable costs will be lower in 2020 as a result of the lower utilization rates.
Capital expenditures totaled $14 million in the first quarter of 2020, and we are reducing our planned capital expenditures for the full year by approximately one-half to a level of $30 to $35 million. Due to timing of purchases, inventory levels increased during the first quarter, but we are managing to reduce levels to match demand moving forward and expect overall inventory levels to come down over the course of the year.
Capital Structure and Capital Allocation
In addition to the cost reduction initiatives outlined above, we are actively taking steps to further strengthen our balance sheet and increase our financial flexibility. Given the extent and duration of the impact of the pandemic on the macro environment, our quarterly dividend is being reduced to $0.01 per share. The Board will revisit the dividend level as conditions improve and the business environment becomes clearer.
We are also reprioritizing our capital allocation to focus on liquidity and balance sheet flexibility. In the first quarter of 2020, we returned over $50 million to shareholders in the form of share repurchases and dividends. We now expect to use the majority of our incremental free cash flow in 2020 to reduce debt, but will continue to examine opportunities to repurchase stock.
Outlook
We remain fully confident in the long-term growth trajectory of electric arc furnace ("EAF") steel production. Global warming and other environmental concerns are critical issues facing society and global companies, and the EAF steelmakers are among the largest recycling industries in the world. EAF steel making produces 75% less carbon emissions than traditional blast oxygen furnace steel making. EAF growth is continuing with significant capacity additions having been announced.
GrafTech is one of the largest graphite electrode producers in the world and a mission critical supplier to the EAF industry. We have three of the most efficient and largest graphite electrode plants in the world and are the only substantially vertically integrated producer. With this backdrop, and the decisive actions we have taken to manage through the COVID-19 pandemic, we are well positioned to weather this downturn.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Key metrics used by management to measure performance
In addition to measures of financial performance presented in our Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles ("GAAP"), we use certain other financial measures and operating metrics to analyze the performance of our company. The “non‑GAAP” financial measures consist of EBITDA and adjusted EBITDA, which help us evaluate growth trends, establish budgets, assess operational efficiencies and evaluate our overall financial performance. The key operating metrics consist of sales volume, production volume, production capacity and capacity utilization.
Key financial measures

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Net sales	$318,646	$474,994
Net income	122,268	197,436
EBITDA (1)	185,029	278,725
Adjusted EBITDA (1)	179,178	283,815
(1) Non-GAAP financial measures; see below for information and a reconciliation of EBITDA and adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Key operating metrics

	For the Three Months Ended March 31,
(in thousands, except price data)	2020	2019
Sales volume (MT)(1)	34	45
Production volume (MT)(2)	33	48
Production capacity excluding St. Marys (MT)(3)(4)	51	51
Capacity utilization excluding St. Marys (3)(5)	65%	94%
Total production capacity (MT)(4)(6)	58	58
Total capacity utilization(5)(6)	57%	83%
(1) Sales volume reflects only graphite electrodes manufactured by GrafTech.
(2) Production volume reflects graphite electrodes we produced during the period.
(3) In the first quarter of 2018, our St. Marys facility began graphitizing a limited amount of electrodes sourced from our Monterrey, Mexico facility.
(4) Production capacity reflects expected maximum production volume during the period under normal operating conditions, standard product mix and expected maintenance outage. Actual production may vary.
(5) Capacity utilization reflects production volume as a percentage of production capacity.
(6) Includes graphite electrode facilities in Calais, France; Monterrey, Mexico; Pamplona, Spain and St. Marys, Pennsylvania.
Non‑GAAP financial measures
In addition to providing results that are determined in accordance with GAAP, we have provided certain financial measures that are not in accordance with GAAP. EBITDA and adjusted EBITDA are non‑GAAP financial measures. We define EBITDA, a non‑GAAP financial measure, as net income or loss plus interest expense, minus interest income, plus income taxes, and depreciation and amortization. We define adjusted EBITDA as EBITDA plus any pension and OPEB plan expenses, initial and follow-on public offering and related expenses, non‑cash gains or losses from foreign currency remeasurement of non‑operating liabilities in our foreign subsidiaries where the functional currency is the U.S. dollar, related party Tax Receivable Agreement expense, stock-based compensation and non‑cash fixed asset write‑offs. Adjusted EBITDA is the primary metric used by our management and our board of directors to establish budgets and operational goals for managing our business and evaluating our performance.
We monitor adjusted EBITDA as a supplement to our GAAP measures, and believe it is useful to present to investors, because we believe that it facilitates evaluation of our period‑to‑period operating performance by eliminating items that are not operational in nature, allowing comparison of our recurring core business operating results over multiple periods unaffected by

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

differences in capital structure, capital investment cycles and fixed asset base. In addition, we believe adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt‑service capabilities.
Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not reflect our cash expenditures for capital equipment or other contractual commitments, including any capital expenditure requirements to augment or replace our capital assets;

•	adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;

•	adjusted EBITDA does not reflect expenses relating to our pension and OPEB plans;

•
adjusted EBITDA does not reflect the non‑cash gains or losses from foreign currency remeasurement of non‑operating liabilities in our foreign subsidiaries where the functional currency is the U.S. dollar;

•	adjusted EBITDA does not reflect initial and follow-on public offering and related expenses;

•	adjusted EBITDA does not reflect related party Tax Receivable Agreement expense;

•	adjusted EBITDA does not reflect stock-based compensation or the non‑cash write‑off of fixed assets; and

•	other companies, including companies in our industry, may calculate EBITDA and adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
In evaluating EBITDA and adjusted EBITDA, you should be aware that in the future, we will incur expenses similar to the adjustments in this presentation. Our presentations of EBITDA and adjusted EBITDA should not be construed as suggesting that our future results will be unaffected by these expenses or any unusual or non‑recurring items. When evaluating our performance, you should consider EBITDA and adjusted EBITDA alongside other financial performance measures, including our net income (loss) and other GAAP measures.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The following table reconciles our non‑GAAP key financial measures to the most directly comparable GAAP measures:

	For the Three Months Ended March 31,
	2020	2019
	(in thousands)
Net income	$122,268	$197,436
Add:
Depreciation and amortization	14,284	15,585
Interest expense	25,672	33,700
Interest income	(1,141)	(414)
Income taxes	23,946	32,418
EBITDA	185,029	278,725
Adjustments:
Pension and OPEB plan expenses (1)	542	770
Initial and follow-on public offering and related expenses (2)	4	685
Non‑cash (gain) loss on foreign currency remeasurement (3)	(3,461)	411
Stock-based compensation (4)	410	292
Non‑cash fixed asset write-off (5)	—	2,932
Related party Tax Receivable Agreement benefit(6)	(3,346)	—
Adjusted EBITDA	$179,178	$283,815

(1)	Service and interest cost of our OPEB plans. Also includes a mark‑to‑market loss (gain) for plan assets as of December of each year.

(2)	Legal, accounting, printing and registration fees associated with the initial and follow-on public offering and related expenses.

(3)	Non‑cash gains and losses from foreign currency remeasurement of non‑operating liabilities of our non‑U.S. subsidiaries where the functional currency is the U.S. dollar.

(4)	Non-cash expense for stock-based compensation grants.

(5)	Non‑cash fixed asset write‑off recorded for obsolete assets.

(6)	Non-cash expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that are expected to be utilized.
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
Sales volume reflects only graphite electrodes manufactured by GrafTech. For a discussion of our revenue recognition policy, see our Annual Report on Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Revenue Recognition.” Sales volume helps investors understand the factors that drive our net sales.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
The tables presented in our period-over-period comparisons summarize our Condensed Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our MD&A, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	For the Three Months Ended March 31,		Increase/ Decrease	% Change
	2020	2019
	(Dollars in thousands)

Net sales	$318,646	$474,994	$(156,348)	(33)%
Cost of sales	138,917	195,524	(56,607)	(29)%
Gross profit	179,729	279,470	(99,741)	(36)%
Research and development	712	637	75	12%
Selling and administrative expenses	14,932	15,226	(294)	(2)%
Operating income	164,085	263,607	(99,522)	(38)%
Other (income) expense	(3,314)	467	(3,781)	(810)%
Related party Tax Receivable Agreement benefit	(3,346)	—	(3,346)	N/A
Interest expense	25,672	33,700	(8,028)	(24)%
Interest income	(1,141)	(414)	(727)	176%
Income before provision for income taxes	146,214	229,854	(83,640)	(36)%
Provision for income taxes	23,946	32,418	(8,472)	(26)%
Net income	$122,268	$197,436	$(75,168)	(38)%
Net sales. Net sales decreased by $156.3 million, or 33%, from $475.0 million in the three months ended March 31, 2019 to $318.6 million in the three months ended March 31, 2020. This decrease was driven by a 24% decrease in sales volume in the three months ended March 31, 2020 compared to the same period in 2019, reflecting continued customer inventory destocking, lower steel production levels, and the preliminary impact of the COVID-19 virus on the economy.

Cost of sales. Cost of sales decreased by $56.6 million, or 29%, from $195.5 million in the three months ended March 31, 2019 to $138.9 million in the three months ended March 31, 2020. This decrease was primarily the result of lower sales volumes.
Selling and administrative expenses. Selling and administrative expenses were flat for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Other (income) expense. Other expense changed by $3.8 million, or 810%, from expense of $0.5 million in the three months ended March 31, 2019 to income of $3.3 million in the three months ended March 31, 2020. This change was primarily due to advantageous non‑cash foreign currency impacts on non‑operating assets and liabilities.
Related party Tax Receivable Agreement benefit. During the first quarter of 2020, the Company recorded an adjustment to our Related-party payable-Tax Receivable Agreement liability resulting in a benefit of $3.3 million due to the revised profit expectation for the year 2020, primarily caused by the COVID-19 crisis.
Interest expense. Interest expense decreased by $8.0 million from $33.7 million in the three months ended March 31, 2019 to $25.7 million in the same period of 2019 primarily due to lower borrowings driven by debt repayments of $125 million in the first quarter of 2019 and $225 million in the fourth quarter of 2019.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Provision for income taxes. The following table summarizes the expense for income taxes:

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)

Tax expense	$23,946	$32,418
Pre-tax income	146,214	229,854
Effective tax rates	16.4%	14.1%
The effective tax rate for the three months ended March 31, 2020 was 16.4%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates, which was offset by a net increase related to the U.S. taxation of global intangible low taxed income ("GILTI") and Foreign Tax Credits ("FTC").
The effective tax rate for the three months ended March 31, 2019 was 14.1%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates.
The tax expense decreased from $32.4 million for the three months ended March 31, 2019 to $23.9 million for the three months March 31, 2020. This decrease is primarily related to the reduction in pretax income and worldwide earnings from various countries taxed at different rates, partially offset by a higher relative combined impact of the U.S. taxation of GILTI and FTC.
GrafTech has considered the tax impact of COVID 19 legislation including the U.S. Coronavirus Aid, Relief and Economic Security Act (CARES) and has concluded that there is no material tax impact in the first quarter of 2020. The Company continues to monitor the tax effects of any legislative changes.
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
The impact of these changes in the average exchange rates of other currencies against the U.S. dollar on our net sales was a decrease of $0.1 million for the three months ended March 31, 2020 compared to the same period of 2019. The impact of these changes on our cost of sales was a decrease of $2.6 million for the three months ended March 31, 2020 compared to the same period of 2019.
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
We believe that we have adequate liquidity to meet our needs. As of March 31, 2020, we had liquidity of $399.0 million consisting of $246.9 million of availability on our 2018 Revolving Facility (subject to continued compliance with the financial covenants and representations) and cash and cash equivalents of $152.1 million. We had long‑term debt of $1,814.3 million and short‑term debt of $0.1 million as of March 31, 2020. As of December 31, 2019, we had liquidity of $327.8 million consisting of $246.9 million available on our 2018 Revolving Facility (subject to continued compliance with the financial covenants and

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

representations) and cash and cash equivalents of $80.9 million. We had long‑term debt of $1,812.7 million and short‑term debt of $0.1 million as of December 31, 2019.
As of March 31, 2020 and December 31, 2019, $109.0 million and $41.4 million, respectively, of our cash and cash equivalents were located outside of the United States. We repatriate funds from our foreign subsidiaries through dividends. All of our subsidiaries face the customary statutory limitation that distributed dividends do not exceed the amount of retained and current earnings. In addition, for our subsidiary in South Africa, the South Africa Central Bank requires that certain solvency and liquidity ratios remain above defined levels after the dividend distribution, which historically has not materially affected our ability to repatriate cash from this jurisdiction. The cash and cash equivalents balances in South Africa were $3.6 million and $0.8 million as of March 31, 2020 and December 31, 2019, respectively. Upon repatriation to the United States, the foreign source portion of dividends we receive from our foreign subsidiaries is no longer subject to U.S. federal income tax as a result of the Tax Act.
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
As of March 31, 2020 and December 31, 2019, we had access to the $250 million 2018 Revolving Facility. We had $3.1 million of letters of credit, for a total availability on the 2018 Revolving Facility of $246.9 million.
On February 12, 2018, we entered into the 2018 Credit Agreement, which provides for the 2018 Revolving Facility and the 2018 Term Loan Facility. On February 12, 2018, our wholly owned subsidiary, GrafTech Finance, borrowed $1,500 million under the 2018 Term Loan Facility. The funds received were used to pay off our outstanding debt, including borrowings under our prior credit facility and the previously outstanding senior notes and accrued interest relating to those borrowings and the senior notes, declare and pay a dividend of $1,112.0 million to our sole pre-IPO stockholder, pay fees and expenses incurred in connection therewith and for other general corporate purposes.
On June 15, 2018, GrafTech entered into the First Amendment to its 2018 Credit Agreement. The First Amendment amends the 2018 Credit Agreement to provide for the additional $750 million in aggregate principal amount of the Incremental Term Loans to GrafTech Finance. The Incremental Term Loans increase the aggregate principal amount of term loans incurred by GrafTech Finance under the 2018 Credit Agreement from $1,500 million to $2,250 million. The Incremental Term Loans have the same terms as those applicable to the existing term loans under the 2018 Credit Agreement, including interest rate, payment and prepayment terms, representations and warranties and covenants. The Incremental Term Loans mature on February 12, 2025, the same date as the existing term loans. GrafTech paid an upfront fee of 1.00% of the aggregate principal amount of the Incremental Term Loans on the effective date of the First Amendment. The proceeds of the Incremental Term Loans were used to repay, in full, the $750 million of our existing debt to sole pre-IPO stockholder.
On July 30, 2019, our Board of Directors authorized a program to repurchase up to $100 million of our outstanding common stock. We may purchase shares from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18 plans. The amount and timing of repurchases are subject to a variety of factors including liquidity, stock price, applicable legal requirements, other business objectives and market conditions. We repurchased 3,328,574 shares of common stock for a total purchase price of $30.1 million under this program.
Given the current economic environment, our Board of Directors reduced our second quarter cash dividend to $0.01 per share or $0.04 on an annualized basis. We expect our Board of Directors to revisit the dividend level when economic conditions improve. There can be no assurance that we will pay dividends in the future in these amounts or at all. Our Board of Directors may change the timing and amount of any future dividend payments or eliminate the payment of future dividends in its sole discretion, without any prior notice to our stockholders. Our ability to pay dividends will depend upon many factors, including our financial position and liquidity, results of operations, legal requirements, restrictions that may be imposed by the terms of our current and future credit facilities and other debt obligations and other factors deemed relevant by our Board of Directors.
We repaid $125 million and $250 million on our 2018 Term Loan Facility in February and December, 2019, respectively. In light of the recent economic downturn we are now prioritizing liquidity and debt repayment. We anticipate using a majority of the remaining free cash flow that we generate in 2020 to repay debt but we will continue to examine opportunities to repurchase our common stock. As a result of government enacted COVID-19 relief in a foreign jurisdiction, we were able to defer a tax payment of $50.0 million that was scheduled to be made in the first quarter of 2020 until the fourth quarter of 2020. During the three months ended March 31, 2020, we paid $2.3 million to various tax collecting agencies worldwide.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Potential uses of our liquidity include dividends, share repurchases, capital expenditures, acquisitions, scheduled debt repayments, optional debt prepayments and other general purposes. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn, including the current downturn caused by the COVID-19 pandemic, could significantly and negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.
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
Capital expenditures totaled $14 million in the first quarter of 2020, and we are reducing our planned capital expenditures for the full year by approximately one-half to a level of $30-$35 million. We are managing inventory levels to match demand. Due to timing of purchases, inventory levels increased during the first quarter. We expect overall inventory levels to come down over the remainder of 2020.
In the event that operating cash flows fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our 2018 Revolving Facility, to the extent available.
Cash Flows
The following table summarizes our cash flow activities:

	For the Three Months Ended March 31,
	2020	2019
	in millions
Cash flow provided by (used in):
Operating activities	$139.3	$156.8
Investing activities	$(13.8)	$(14.5)
Financing activities	$(53.0)	$(149.7)
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

During the three months ended March 31, 2020, changes in working capital resulted in a net use of funds of $0.1 million which was impacted by:

•	net cash inflows in accounts receivable of $40.7 million from the decrease in accounts receivable due to lower sales;

•	net cash outflows from increases in inventory of $17.2 million, due primarily to higher quantities of decant oil on hand;

•	net cash inflows of $7.4 million from the decrease in other current assets primarily due to value-added tax refunds received from foreign governments;

•
net cash inflows from increased income taxes payable of $14.2 million resulting from our ability to defer a $50.0 million tax payment in a foreign jurisdiction resulting from government enacted COVID-19 relief, partially offset by lower required tax payments due to lower profitability; and

•
net cash outflows from decreases in accounts payable and accruals of $45.2 million, due to lower purchases of third-party needle coke and payments made to our related-party for our tax receivable agreement.

Uses of cash in the three months ended March 31, 2020 included contributions to pension and other benefit plans of $0.7 million, cash paid for interest of $24.1 million and taxes paid of $2.3 million.
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
Investing Activities
Net cash used in investing activities was $13.8 million during the three months ended March 31, 2020, resulting from capital expenditures.
Net cash used investing activities was $14.5 million during the three months ended March 31, 2019, resulting from capital expenditures.
 Financing Activities
Net cash outflow from financing activities was $53.0 million during the three months ended March 31, 2020, which was the result of $22.9 million of total dividends to stockholders and $30.1 million of stock repurchases.
Net cash outflow from financing activities was $149.7 million during the three months ended March 31, 2019, which was the result of our $125.0 million payment on our long-term debt and dividends to stockholders totaling $24.7 million.
Related Party Transactions
We have engaged in transactions with affiliates or related parties during 2020 and we expect to continue to do so in the future. These transactions include ongoing obligations under the Tax Receivable Agreement, Stockholders Rights Agreement and Registration Rights Agreement, each with Brookfield.
Recent Accounting Pronouncements
We discuss recently adopted accounting standards in Note 1, "Organization and Summary of Significant Accounting Policies" of the Notes to Condensed Consolidated Financial Statements.
Description of Our Financing Structure
We discuss our financing structure in more detail in Note 5, "Debt and Liquidity" of the Notes to Condensed Consolidated Financial Statements.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
Interest rate risk management. We periodically enter into agreements with financial institutions that are intended to limit our exposure to additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure. During the third quarter of 2019, we entered into interest rate swaps resulting in a net unrealized pre-tax loss of $16.7 million for the three months ended March 31, 2020 and net unrealized pre-tax gain $2.9 million for the three months ended December 31, 2019.
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
The outstanding foreign currency derivatives represented no net gain or loss as of March 31, 2020 and a net gain of $0.2 million as of December 31, 2019.
Energy commodity management. We have entered into commodity derivative contracts to effectively fix some or all of our exposure to refined oil products. The outstanding commodity derivative contracts represented a net unrealized loss of $33.7 million and $3.7 million as of March 31, 2020 and December 31, 2019, respectively.
Sensitivity analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the underlying exposures as well as on the fair values of our derivatives. The sensitivity analysis for the derivatives represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction.
A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by$2.1 million, net of the impact of our interest rate swap, for the three months ended March 31, 2020. The same 100 basis points increase would have resulted in an increase of $17.7 million in the fair value of our interest rate swap portfolio.
As of March 31, 2020, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease of $1.6 million or a corresponding increase of $1.6 million, respectively, in the fair value of the foreign currency hedge portfolio.
A 10% increase or decrease in the value of the underlying commodity prices that we hedge would have resulted in a corresponding increase or decrease of $8.5 million in the fair value of the commodity hedge portfolio as of March 31, 2020. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
For further information related to the financial instruments described above, see Note 10 "Derivative Instruments" to the Notes to Condensed Consolidated Financial Statements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Management is responsible for establishing and maintaining adequate disclosure controls and procedures at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a reporting company in the reports that it files or submits under Section 13 or 15(d) of the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by it in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective at the reasonable assurance level as of March 31, 2020.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We have appealed this state court ruling as well and intend to vigorously defend it. As of March 31, 2020,we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
The National Water Commission in Mexico, or CONAGUA, initiated an administrative proceeding with respect to water usage at the Company’s Monterrey facility on November 26, 2018. The inquiry relates to an audit of historical water usage fees and related assessments for the facility. The Company is cooperating with CONAGUA with respect to this matter.
Item 1A. Risk Factors
The following disclosure modifies the discussion of certain risks and uncertainties previously disclosed in Part I - Item 1A. of our Annual Report on Form 10-K. These risks and uncertainties, along with those previously disclosed, could materially adversely affect our business or financial results. Additional risks and uncertainties that are not presently known to us or that we deem immaterial may also impact our business or financial results.
The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our business, results of operations, financial position and cash flows.
In December 2019, there was an outbreak of a novel strain of coronavirus ("COVID-19") identified in China that has since spread to nearly all regions of the world.  The outbreak was subsequently declared a pandemic by the World Health Organization in March 2020.  To date, the COVID-19 outbreak and preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas and significant disruption in the financial markets and economy both globally and in the United States.
In response to the pandemic and related mitigation measures, we began implementing changes in our business in February 2020 to protect our employees and customers, and to support appropriate health and safety protocols, including: (i) canceling travel and eliminating in-person meetings, (ii) working from home where possible, and (iii) establishing a "Safe-Work Playbook" for our sites. Our plant procedures include temperature measurements where permitted, personal protective equipment, mandatory use of gloves, social distancing, frequent cleaning and disinfecting, and the use of daily check sheets to keep team members highly focused on these new procedures.  While all of these measures have been necessary and appropriate, they have resulted in additional costs and have adversely impacted our business and financial performance.
Although we are unable to predict the ultimate impact of the COVID-19 outbreak at this time, the pandemic has adversely affected, and is expected to continue to adversely affect, our business, results of operations, financial position and cash flows.  Such effects may be material and the potential impacts include, but are not limited to:

•	adverse impact on our customers, and resultant impact on demand for our products,

•	disruptions at our facilities, including reductions in operating hours, labor shortages, and changes in operating procedures, including for additional cleaning and disinfecting procedures;

•	disruptions in our supply chain due to transportation delays, travel restrictions, raw material cost increases and shortages, and closures of businesses or facilities;

•
reductions in our operating effectiveness due to workforce disruptions resulting from “shelter in place” and “stay at home” orders, and the unavailability of key personnel necessary to conduct our business activities; and

•	volatility in the global financial markets, which could have a negative impact on our ability to access capital and additional sources of financing in the future.
In addition, we cannot predict the impact that COVID-19 will have on our customers, employees, suppliers and distributors, and any adverse impacts on these parties may have a material adverse impact on our business. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A, “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
The table below sets forth the information on a monthly basis regarding GrafTech's purchases of its common stock, par value $0.01 per share, during the first quarter of 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 through January 31, 2020	104,646	$11.01	104,646	$87,981,000
February 1 through February 29, 2020	1,449,675	$10.80	1,449,675	$72,325,000
March 1 through March 31, 2020	1,774,253	$7.49	1,774,253	$59,036,000
Total	3,328,574		3,328,574
(1) Share repurchases were made pursuant to our previously announced program to repurchase, which was authorized by our Board of Directors on July 30, 2019 (the “Share Repurchase Program”). The Share Repurchase Program was announced on July 31, 2019 and allows for the purchase of up to $100 million of outstanding shares of our common stock from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18 plans.

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

10.1+
Form of Restricted Stock Unit Agreement under the GrafTech International Ltd. Omnibus Equity Incentive Plan.(incorporated by reference to Exhibit 10.39 to GrafTech International Ltd.'s Annual Report on Form 10-K filed February 21, 2020).

10.2+*	Separation Agreement, Waiver and Release as of January 10, 2020 between GrafTech International Holdings Inc. and Brian M. Boutte.

31.1*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by David J. Rintoul, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Quinn J. Coburn, Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial Officer).

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David J. Rintoul, President and Chief Executive Officer (Principal Executive Officer).

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Quinn J. Coburn, Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial Officer).

101
The following financial information from GrafTech International Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders' Equity (Deficit), and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).

____________________________

*	Filed herewith

+	Indicates management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	May 6, 2020	By:	/s/ Quinn J. Coburn
Quinn J. Coburn
Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial Officer)