Form 10-Q
period 2020-06-30
GRAFTECH INTERNATIONAL LTD
filed 2020-08-06
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐	Emerging Growth Company	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of July 31, 2020, 267,188,547 shares of common stock, par value $0.01 per share, were outstanding.

Presentation of Financial, Market and Legal Data
        We present our financial information on a consolidated basis. Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.
Unless otherwise specifically noted, market and market share data in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (the "Report") are our own estimates or derived from sources described in our Annual Report on Form 10-K for the year ended December 31, 2019 ("Annual Report on Form 10-K") filed on February 21, 2020. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Forward-Looking Statements” and “Risk Factors” in this Report and in our Annual Report on Form 10-K. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources has consented to the disclosure or use of data in this Report.
Forward-Looking Statements
Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Report may contain forward-looking statements that reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” "foresee," “intend,” “should,” “would,” “could,” “target,” “goal,” “continue to,” “positioned to” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. These forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

•the ultimate impact that the COVID-19 pandemic has on our business, results of operations, financial condition and cash flows;
•the cyclical nature of our business and the selling prices of our products may lead to periods of reduced profitability and net losses in the future;
•the possibility that we may be unable to implement our business strategies, including our ability to secure and maintain longer-term customer contracts, in an effective manner;
•the risks and uncertainties associated with litigation, arbitration, and like disputes, including disputes related to contractual commitments;
•the possibility that global graphite electrode overcapacity may adversely affect graphite electrode prices;
•pricing for graphite electrodes has historically been cyclical and the price of graphite electrodes may continue to decline in the future;
•the sensitivity of our business and operating results to economic conditions and the possibility others may not be able to fulfill their obligations to us in a timely fashion or at all;
•our dependence on the global steel industry generally and the electric arc furnace steel industry in particular;
•the competitiveness of the graphite electrode industry;
•our dependence on the supply of petroleum needle coke;
•our dependence on supplies of raw materials (in addition to petroleum needle coke) and energy;
•the possibility that our manufacturing operations are subject to hazards;
•changes in, or more stringent enforcement of, health, safety and environmental regulations applicable to our manufacturing operations and facilities;
•the legal, compliance, economic, social and political risks associated with our substantial operations in multiple countries;
•the possibility that fluctuation of foreign currency exchange rates could materially harm our financial results;
•the possibility that our results of operations could deteriorate if our manufacturing operations were substantially disrupted for an extended period, including as a result of equipment failure, climate change, regulatory issues, natural disasters, public health crises, such as the COVID-19 pandemic, political crises or other catastrophic events;
•our dependence on third parties for certain construction, maintenance, engineering, transportation, warehousing and logistics services;
•the possibility that we are unable to recruit or retain key management and plant operating personnel or successfully negotiate with the representatives of our employees, including labor unions;
•the possibility that we may divest or acquire businesses, which could require significant management attention or disrupt our business;
•the sensitivity of goodwill on our balance sheet to changes in the market;
•the possibility that we are subject to information technology systems failures, cybersecurity attacks, network disruptions and breaches of data security;
•our dependence on protecting our intellectual property;
•the possibility that third parties may claim that our products or processes infringe their intellectual property rights;
•the possibility that significant changes in our jurisdictional earnings mix or in the tax laws of those jurisdictions could adversely affect our business;
•the possibility that our indebtedness could limit our financial and operating activities or that our cash flows may not be sufficient to service our indebtedness;

•the possibility that restrictive covenants in our financing agreements could restrict or limit our operations;
•the fact that borrowings under certain of our existing financing agreements subject us to interest rate risk;
•the possibility of a lowering or withdrawal of the ratings assigned to our debt;
•the possibility that disruptions in the capital and credit markets could adversely affect our results of operations, cash flows and financial condition, or those of our customers and suppliers;
•the possibility that highly concentrated ownership of our common stock may prevent minority stockholders from influencing significant corporate decisions;
•the possibility that we may not pay cash dividends on our common stock in the future;
•the fact that certain of our stockholders have the right to engage or invest in the same or similar businesses as us;
•the possibility that the market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets, including by Brookfield (as defined below);
•the fact that certain provisions of our Amended and Restated Certificate of Incorporation and our Amended and Restated By-Laws could hinder, delay or prevent a change of control;
•the fact that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders; and
•our status as a "controlled company" within the meaning of the New York Stock Exchange corporate governance standards, which allows us to qualify for exemptions from certain corporate governance requirements.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements, including the Risk Factors section, that are included in our Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, and other filings with the Securities and Exchange Commission ("SEC"). The forward-looking statements made in this Report relate only to events as of the date on which the statements are made. We do not undertake any obligation to publicly update or review any forward-looking statement except as required by law, whether as a result of new information, future developments or otherwise.
If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. You should specifically consider the factors identified in this Report that could cause actual results to differ before making an investment decision to purchase our common stock. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.
For a more complete discussion of these and other factors, see "Risk Factors" in Part II of this Report and the "Risk Factors" section included in our Annual Report on Form 10-K and other SEC filings.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of June 30, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$187,656	$80,935
Accounts and notes receivable, net of allowance for doubtful accounts of $8,247 as of June 30, 2020 and $5,474 as of December 31, 2019	181,308	247,051
Inventories	312,298	313,648
Prepaid expenses and other current assets	31,711	40,946
Total current assets	712,973	682,580
Property, plant and equipment	749,575	733,417
Less: accumulated depreciation	246,969	220,397
Net property, plant and equipment	502,606	513,020
Deferred income taxes	49,030	55,217
Goodwill	171,117	171,117
Other assets	97,710	104,230
Total assets	$1,533,436	$1,526,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,862	$78,697
Short-term debt	8,141	141
Accrued income and other taxes	90,453	65,176
Other accrued liabilities	64,563	48,335
Related party payable - tax receivable agreement	16,168	27,857
Total current liabilities	230,187	220,206
Long-term debt	1,704,521	1,812,682
Other long-term obligations	82,821	72,562
Deferred income taxes	48,142	49,773
Related party payable - tax receivable agreement long-term	42,479	62,014
Contingencies – Note 8
Stockholders’ equity:
Preferred stock, par value $0.01, 300,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01, 3,000,000,000 shares authorized, 267,188,547 shares issued and outstanding as of June 30, 2020 and 270,485,308 as of December 31, 2019	2,672	2,705
Additional paid-in capital	756,812	765,419
Accumulated other comprehensive loss	(49,442)	(7,361)
Accumulated deficit	(1,284,756)	(1,451,836)
Total stockholders’ deficit	(574,714)	(691,073)

Total liabilities and stockholders’ equity	$1,533,436	$1,526,164

See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$280,718	$480,390	$599,364	$955,384
Cost of sales	130,600	197,047	269,517	392,571
Gross profit	150,118	283,343	329,847	562,813
Research and development	710	713	1,422	1,350
Selling and administrative expenses	16,001	15,394	30,933	30,620
Operating profit	133,407	267,236	297,492	530,843

Other expense (income), net	311	863	(3,003)	1,330
Related party Tax Receivable Agreement benefit	—	—	(3,346)	—
Interest expense	20,880	32,969	46,552	66,669
Interest income	(348)	(731)	(1,489)	(1,145)
Income before provision for income taxes	112,564	234,135	258,778	463,989
Provision for income taxes	19,788	37,767	43,734	70,185
Net income	$92,776	$196,368	$215,044	$393,804

Basic income per common share*:
Net income per share	$0.35	$0.68	$0.80	$1.36
Weighted average common shares outstanding	267,249,580	290,565,408	268,233,233	290,562,234
Diluted income per common share*:
Income per share	$0.35	$0.68	$0.80	$1.36
Weighted average common shares outstanding	267,260,395	290,574,153	268,243,997	290,571,132

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net income	$92,776	$196,368	$215,044	$393,804
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $1, $(33), $(162) and $(36), respectively	3,630	3,617	(13,538)	78
Commodity and interest rate derivatives, net of tax of $(2,963), $966, $7,964 and $(5,907), respectively	11,238	(4,081)	(28,543)	21,576
Other comprehensive income (loss), net of tax:	14,868	(464)	(42,081)	21,654
Comprehensive income	$107,644	$195,904	$172,963	$415,458
*See Notes 1 and 12
See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flow from operating activities:
Net income	$215,044	$393,804
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	28,833	31,030
Related party Tax Receivable Agreement benefit	(3,346)	—
Deferred income tax provision	13,990	21,283
Interest expense	3,181	3,176
Other charges, net	(160)	11,158
Net change in working capital*	34,086	(102,549)
Change in long-term assets and liabilities	(3,972)	1,121
Net cash provided by operating activities	287,656	359,023
Cash flow from investing activities:
Capital expenditures	(24,355)	(29,199)
Proceeds from the sale of assets	65	82
Net cash used in investing activities	(24,290)	(29,117)
Cash flow from financing activities:
Repurchase of common stock-non-related party	(30,099)	—
Payment of tax withholdings related to net share settlement of equity awards	(71)	—
Principal repayments on long-term debt	(100,028)	(125,000)
Dividends paid to non-related-party	(6,605)	(10,387)
Dividends paid to related-party	(18,926)	(39,005)
Net cash used in financing activities	(155,729)	(174,392)
Net change in cash and cash equivalents	107,637	155,514
Effect of exchange rate changes on cash and cash equivalents	(916)	(139)
Cash and cash equivalents at beginning of period	80,935	49,880
Cash and cash equivalents at end of period	$187,656	$205,255

* Net change in working capital due to changes in the following components:
Accounts and notes receivable, net	$58,713	$(65,137)
Inventories	(2,924)	(16,099)
Prepaid expenses and other current assets	6,132	3,308
Income taxes payable	25,095	(27,639)
Accounts payable and accruals	(52,876)	2,212
Interest payable	(54)	806
Net change in working capital	$34,086	$(102,549)

See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands, except share data)
(Unaudited)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income(Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2019	270,485,308	$2,705	$765,419	$(7,361)	$(1,451,836)	$(691,073)
Comprehensive income (loss):
Net income	—	—	—	—	122,268	122,268
Other comprehensive income (loss):
Commodity and interest rate derivatives income (loss), net of tax of $10,322	—	—	—	(37,577)	—	(37,577)
Commodity derivatives reclassification adjustments, net of tax of $605	—	—	—	(2,204)	—	(2,204)
Foreign currency translation adjustments, net of tax of $(163)	—	—	—	(17,168)	—	(17,168)
Total other comprehensive loss	—	—	—	(56,949)	—	(56,949)
Stock-based compensation	29,394	—	405	—	—	405
Dividends paid to related party stockholder ($0.085 per share)	—	—	—	—	(16,933)	(16,933)
Dividends paid to non-related party stockholders ($0.085 per share)	—	—	—	—	(5,926)	(5,926)
Common stock repurchased and retired (from non-related party)	(3,328,574)	(33)	(9,700)	—	(20,366)	(30,099)
Common stock withheld for taxes on equity award settlement	(7,465)	—	(21)	—	(25)	(46)
Adoption of ASC 326	—	—	—	—	(2,026)	(2,026)
Balance as of March 31, 2020	267,178,663	$2,672	$756,103	$(64,310)	$(1,374,844)	$(680,379)
Comprehensive income (loss):
Net income	—	—	—	—	92,776	92,776
Other comprehensive income (loss):
Commodity and interest rate derivatives income (loss), net of tax of $(3,199)	—	—	—	12,132	—	12,132
Commodity derivatives reclassification adjustments, net of tax of $236	—	—	—	(894)	—	(894)
Foreign currency translation adjustments, net of tax of $1	—	—	—	3,630	—	3,630
Total other comprehensive income	—	—	—	14,868	—	14,868
Stock-based compensation	13,017	—	718	—	—	718
Dividends paid to related party stockholder ($0.01 per share)	—	—	—	—	(1,993)	(1,993)
Dividends paid to non-related party stockholders ($0.01 per share)	—	—	—	—	(679)	(679)
Common stock withheld for taxes on equity award settlement	(3,113)	—	(9)	—	(16)	(25)
Balance as of June 30, 2020	267,188,567	$2,672	$756,812	$(49,442)	$(1,284,756)	$(574,714)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income(Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2018	290,537,612	$2,905	$819,622	$(5,800)	$(1,893,496)	$(1,076,769)
Comprehensive income (loss):
Net income	—	—	—	—	197,436	197,436
Other comprehensive income (loss):
Commodity derivatives foreign currency derivatives income (loss), net of tax of $(7,295)	—	—	—	27,113	—	27,113
Commodity derivatives reclassification adjustments, net of tax of $392	—	—	—	(1,456)	—	(1,456)
Foreign currency translation adjustments, net of tax $(3)	—	—	—	(3,539)	—	(3,539)
Total other comprehensive income	—	—	—	22,118	—	22,118
Stock-based compensation			293			293
Dividends paid to related party stockholder ($0.085 per share)	—	—	—	—	(19,502)	(19,502)
Dividends paid to non-related party stockholders ($0.085 per share)	—	—	—	—	(5,194)	(5,194)
Balance as of March 31, 2019	290,537,612	$2,905	$819,915	$16,318	$(1,720,756)	$(881,618)
Comprehensive income (loss):
Net income	—	—	—	—	196,368	196,368
Other comprehensive income (loss):
Commodity derivatives income (loss), net of tax of $603	—	—	—	(2,472)	—	(2,472)
Commodity derivatives reclassification adjustments, net of tax of $393	—	—	—	(1,609)	—	(1,609)
Foreign currency translation adjustments, net of tax of $(33)	—	—	—	3,617	—	3,617
Total other comprehensive (loss)	—	—	—	(464)	—	(464)
Stock-based compensation			570			570
Dividends paid to related party stockholder ($0.085 per share)	—	—	—	—	(19,503)	(19,503)
Dividends paid to non-related party stockholders ($0.085 per share)	—	—	—	—	(5,191)	(5,191)
Balance as of June 30, 2019	290,537,612	$2,905	$820,485	$15,854	$(1,549,082)	$(709,838)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)Organization and Summary of Significant Accounting Policies
A. Organization
GrafTech International Ltd. (the “Company”) is a leading manufacturer of high quality graphite electrode products essential to the production of electric arc furnace steel and other ferrous and non-ferrous metals. References herein to "GrafTech," “we,” “our,” or “us” refer collectively to GrafTech International Ltd. and its subsidiaries.
On August 15, 2015, we became an indirect wholly owned subsidiary of Brookfield Asset Management Inc. (together with its affiliates "Brookfield"). In April 2018, we completed our initial public offering ("IPO") of 38,097,525 shares of our common stock held by Brookfield at a price of $15.00 per share. We did not receive any proceeds related to the IPO. Our common stock is listed on the NYSE under the symbol “EAF.” Brookfield owned approximately 75% of our outstanding common stock as of June 30, 2020. On July 22, 2020, Brookfield distributed a portion of its GrafTech common stock to the owners in the Brookfield consortium, resulting in the reduction in Brookfield's ownership of outstanding shares of GrafTech common stock to 65%.
The Company’s only reportable segment, Industrial Materials, is comprised of our two major product categories: graphite electrodes and petroleum needle coke products. Petroleum needle coke is a key raw material used in the production of graphite electrodes. The Company's vision is to provide highly engineered graphite electrode services, solutions and products to Electric Arc Furnace operators.
B. Basis of Presentation
The interim condensed consolidated financial statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The December 31, 2019 financial position data included herein was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 ("Annual Report on Form 10-K"), filed on February 21, 2020, but does not include all disclosures required by GAAP in audited financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the accompanying notes, contained in our Annual Report on Form 10-K.
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
C. New Accounting Standards
Recently Adopted Accounting Standards
In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). This guidance was issued to simplify the accounting for goodwill impairment. The guidance removes the second step of the goodwill impairment test, which requires that a hypothetical purchase price allocation be performed to determine the amount of impairment, if any. Under this new guidance, a goodwill impairment charge will be based on the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU No. 2017-04 is effective beginning January 1, 2020 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted ASU No. 2017-04 on January 1, 2020, with no impact to our financial position, results of operations or cash flows.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326), which introduces the Current Expected Credit Losses ("CECL") accounting model. CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. CECL utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. ASU No. 2016-13 was effective for the Company on January 1, 2020. The adoption of ASU No. 2016-13 resulted in a cumulative-effect adjustment of $2.0 million included as an adjustment to accounts receivable reserve and to retained earnings on January 1, 2020.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). This pronouncement contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. ASU 2020-04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 can be elected for both interim and annual periods from March 12, 2020 through December 31, 2022. We plan to adopt ASU 2020-04 as of January 1, 2021. The adoption of ASU 2020-04 is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to improve consistent application of Topic 740 and simplify the accounting for income taxes. This pronouncement removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance. ASU 2019-12 is effective for annual and interim reporting periods beginning after December 12, 2020, with early adoption permitted. The Company is currently evaluating the effects of this on our financial position, results of operations or cash flows.

(2)Revenue from Contracts with Customers
Disaggregation of Revenue
The following table provides information about disaggregated revenue by type of product and contract for the three and six months ended months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Graphite Electrodes - Three-to-five-year take-or-pay contracts	$245,010	$377,605	$521,389	$773,645
Graphite Electrodes - Short-term agreements and spot sales	30,111	76,249	60,929	123,545
By-products and other	5,597	26,536	17,046	58,194
Total Revenues	$280,718	$480,390	$599,364	$955,384
The Graphite Electrodes revenue categories include only graphite electrodes manufactured by GrafTech. The revenue category “By-products and Other” includes re-sales of low-grade electrodes purchased from third party suppliers, which represent a minimal contribution to our profitability.
Contract Balances
Receivables, net of allowances for doubtful accounts, were $181.3 million as of June 30, 2020 and $247.1 million as of December 31, 2019. Accounts receivables are recorded when the right to consideration becomes unconditional. Payment terms on invoices range from 30 to 120 days depending on the customary business practices of the jurisdictions in which we do business.
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
The following table provides information about deferred revenue from contracts with customers (in thousands):

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Current deferred revenue	Long-Term deferred revenue
	(Dollars in thousands)
Balance as of December 31, 2019	$11,776	$3,858
Increases due to cash received	9,691	—
Revenue recognized	(2,327)	—
Foreign currency impact	(870)	—
Balance as of June 30, 2020	$18,270	$3,858

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2019, under its long-term take-or-pay contracts, the Company expected to record revenues of $1,251 million for 2020. We now estimate that our long-term contract revenue in 2020 will be in the range of $950 million to $1,100 million. We recorded $521 million in the first six months and we expect to record approximately $430 million to $580 million for the remainder of 2020. The decreased expectation for 2020 includes the impact of the force majeure notices associated with the COVID-19 induced shutdowns of customers’ facilities as well as non-performance by certain other customers struggling with the impact of reduced steel demand. We expect that some of this decrease in 2020 long-term contract revenue will be recovered in future years.

Our contractual revenue for future years is $1,210 million for 2021, $1,144 million for 2022 and $49 million for 2023 and thereafter. The majority of the long-term take-or-pay contracts are defined as pre-determined fixed annual volume contracts while a small portion are defined with a specified volume range. For the year 2021 and beyond, the contractual revenue amounts above are based upon the mid-point of the volume range for those contracts with specified ranges. The actual revenue realized from these contracted volumes may vary in timing and total due to the credit risk associated with certain customers facing financial challenges, non-performance on contracts, as well as customer demand related to contracted volume ranges.
(3)Retirement Plans and Postretirement Benefits
The components of our consolidated net pension costs are set forth in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Service cost	$618	$575	$1,240	$1,150
Interest cost	1,032	1,316	2,065	2,632
Expected return on plan assets	(1,282)	(1,338)	(2,566)	(2,676)
Net cost	$368	$553	$739	$1,106
The components of our consolidated net postretirement costs are set forth in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Interest cost	$174	$239	365	481
Net cost	$174	$239	$365	$481
(4)Goodwill and Other Intangible Assets
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables represent the carrying value of goodwill and intangibles for the six months ended June 30, 2020, which are reported in "Other assets" on the balance sheets:

Goodwill
(Dollars in thousands)
Balance as of December 31, 2019	$171,117
Adjustments	—
Balance as of June 30, 2020	$171,117

Intangible Assets
	As of June 30, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
Trade name	$22,500	$(10,909)	$11,591	$22,500	$(9,861)	$12,639
Technological know-how	55,300	(31,720)	23,580	55,300	(29,112)	26,188
Customer–related intangible	64,500	(21,666)	42,834	64,500	(19,473)	45,027
Total finite-lived intangible assets	$142,300	$(64,295)	$78,005	$142,300	$(58,446)	$83,854
Amortization expense of acquired intangible assets was $2.9 million and $3.1 million in the three months ended June 30, 2020 and 2019, respectively, and $5.8 million and $6.2 million in the six months ended June 30, 2020 and 2019, respectively. Estimated amortization expense will approximate $5.6 million for the remainder of 2020, $10.7 million in 2021, $10.1 million in 2022, $9.2 million in 2023 and $8.0 million in 2024.
(5)Debt and Liquidity
The following table presents our long-term debt:

	As of June 30, 2020	As of December 31, 2019
	(Dollars in thousands)
2018 Credit Facility (2018 Term Loan and 2018 Revolving Credit Facility)	$1,712,022	$1,812,204
Other debt	640	619
Total debt	1,712,662	1,812,823
Less: Short-term debt	(8,141)	(141)
Long-term debt	$1,704,521	$1,812,682

On February 13, 2019 and December 20, 2019, respectively, we repaid $125 million and $225 million under our 2018 Term Loan Facility (as defined below). These payments satisfied our then-current obligations relative to the minimum quarterly installments. In June 2020, we executed several transactions to repurchase a total of $43.3 million of principal of our 2018 Term Loan facility, with another $8 million of principal debt repurchase commitments remaining unsettled at the end of the quarter and classified as short term debt. Additionally, on June 30, 2020, we repaid an additional $60.0 million of principal of our 2018 Term Loan Facility. The fair value of the 2018 Term Loan Facility was approximately $1,689 million and $1,813 million as of June 30, 2020 and December 31, 2019, respectively. The fair value of the debt is measured using level 3 inputs.
2018 Credit Agreement
On February 12, 2018, the Company entered into a credit agreement (the “2018 Credit Agreement”) among the Company, GrafTech Finance Inc. (“GrafTech Finance”), GrafTech Switzerland SA (“Swissco”), GrafTech Luxembourg II S.à.r.l.(“Luxembourg Holdco” and, together with GrafTech Finance and Swissco, the “Co-Borrowers”), the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A. as administrative agent (the "Administrative Agent") and as collateral agent, which provides for (i) a $1,500 million senior secured term facility (the “2018 Term Loan Facility”) and (ii) a $250

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

million senior secured revolving credit facility (the “2018 Revolving Credit Facility” and, together with the 2018 Term Loan Facility, the “Senior Secured Credit Facilities”), which may be used from time to time for revolving credit borrowings denominated in dollars or Euro, the issuance of one or more letters of credit denominated in dollars, euro, pounds sterling or Swiss francs and one or more swing line loans denominated in dollars. GrafTech Finance is the sole borrower under the 2018 Term Loan Facility, while GrafTech Finance, Swissco and Lux Holdco are Co-Borrowers under the 2018 Revolving Credit Facility. On February 12, 2018, GrafTech Finance borrowed $1,500 million under the 2018 Term Loan Facility (the "2018 Term Loans"). The 2018 Term Loans mature on February 12, 2025. The maturity date for the 2018 Revolving Credit Facility is February 12, 2023.
The proceeds of the 2018 Term Loans were used to (i) repay in full all outstanding indebtedness of the Co-Borrowers under our previous credit agreement and terminate all commitments thereunder, (ii) redeem in full our previously held senior notes at a redemption price of 101.594% of the principal amount thereof plus accrued and unpaid interest to the date of redemption, (iii) pay fees and expenses incurred in connection with (i) and (ii) above and the Senior Secured Credit Facilities and related expenses, and (iv) declare and pay a dividend to the sole pre-IPO stockholder, with any remainder to be used for general corporate purposes. See Note 7 "Interest Expense" for a breakdown of expenses associated with these repayments. In connection with the repayment of our previous credit agreement and redemption of our previously held senior notes, all guarantees of obligations under the previous credit agreement, the senior notes and related indenture were terminated, all mortgages and other security interests securing obligations under the previous credit agreement were released and the indenture was terminated.
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
Borrowings under the 2018 Revolving Credit Facility bear interest, at the applicable Co-Borrower’s option, at a rate equal to either (i) the Adjusted LIBO Rate, plus an applicable margin initially equal to 3.75% per annum or (ii) the ABR Rate, plus an applicable margin initially equal to 2.75% per annum, in each case with two 25 basis point step downs based on achievement of certain senior secured first lien net leverage ratios. In addition, the Co-Borrowers will be required to pay a quarterly commitment fee on the unused commitments under the 2018 Revolving Credit Facility in an amount equal to 0.25% per annum.
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
All obligations under the 2018 Credit Agreement are guaranteed by GrafTech Finance and each domestic subsidiary of GrafTech, subject to certain customary exceptions, and all obligations under the 2018 Credit Agreement of each foreign subsidiary of GrafTech that is a Controlled Foreign Corporation (within the meaning of Section 956 of the Internal Revenue Code of 1986, as amended from time to time (the "Code") are guaranteed by GrafTech Luxembourg I S.à.r.l., a Luxembourg société à responsabilité limitée and an indirect wholly owned subsidiary of GrafTech, Luxembourg Holdco and Swissco (collectively, the "Guarantors").
All obligations under the 2018 Credit Agreement are secured, subject to certain exceptions and Excluded Assets (as defined in the 2018 Credit Agreement), by: (i) a pledge of all of the equity securities of GrafTech Finance and each domestic Guarantor (other than GrafTech) and of each other direct, wholly owned domestic subsidiary of GrafTech and any Guarantor, (ii) a pledge on no more than 65% of the equity interests of each subsidiary that is a Controlled Foreign Corporation (within the meaning of Section 956 of ("the Code")), and (iii) security interests in, and mortgages on, personal property and material real

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

property of GrafTech Finance and each domestic Guarantor, subject to permitted liens and certain exceptions specified in the 2018 Credit Agreement. The obligations of each foreign subsidiary of GrafTech that is a Controlled Foreign Corporation under the Revolving Credit Facility are secured by (i) a pledge of all of the equity securities of each Guarantor that is a Controlled Foreign Corporation and of each direct, wholly owned subsidiary of any Guarantor that is a Controlled Foreign Corporation, and (ii) security interests in certain receivables and personal property of each Guarantor that is a Controlled Foreign Corporation, subject to permitted liens and certain exceptions specified in the 2018 Credit Agreement.
The 2018 Term Loans amortize at a rate equal to 5% per annum of the original principal amount of the 2018 Term Loans payable in equal quarterly installments, with the remainder due at maturity. The Co-Borrowers are permitted to make voluntary prepayments at any time without premium or penalty. GrafTech Finance is required to make prepayments under the 2018 Term Loans (without payment of a premium) with (i) net cash proceeds from non-ordinary course asset sales (subject to customary reinvestment rights and other customary exceptions and exclusions), and (ii) commencing with the Company’s fiscal year ended December 31, 2019, 75% of Excess Cash Flow (as defined in the 2018 Credit Agreement), subject to step-downs to 50% and 0% of Excess Cash Flow based on achievement of a senior secured first lien net leverage ratio greater than 1.25 to 1.00 but less than or equal to 1.75 to 1.00 and less than or equal to 1.25 to 1.00, respectively. Scheduled quarterly amortization payments of the 2018 Term Loans during any calendar year reduce, on a dollar-for-dollar basis, the amount of the required Excess Cash Flow prepayment for such calendar year, and the aggregate amount of Excess Cash Flow prepayments for any calendar year reduce subsequent quarterly amortization payments of the 2018 Term Loans as directed by GrafTech Finance.
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
(6)Inventories
Inventories are comprised of the following:

	As of June 30, 2020	As of December 31, 2019
	(Dollars in thousands)
Inventories:
Raw materials	$106,696	$104,820
Work in process	124,721	137,230
Finished goods	80,881	71,598
Total	$312,298	$313,648

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)Interest Expense
The following tables present the components of interest expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Interest incurred on debt	$19,300	$31,389	$43,392	$63,509
Accretion of fair value adjustment on Senior Notes	549	549	1,098	1,098
Amortization of debt issuance costs	1,031	1,031	2,062	2,062
Total interest expense	$20,880	$32,969	$46,552	$66,669
Interest Rates
The 2018 Credit Agreement had an effective interest rate of 4.50% as of June 30, 2020 and 5.90% as of December 31, 2019. During the third quarter of 2019, the Company entered into four interest rate swap contracts to fix our cash flows associated with the risk in variability in the one-month US London Interbank Offered Rate ("US LIBOR") for a portion of our outstanding debt. See Note 10 "Derivative Instruments" for details of these transactions.
(8) Contingencies
Legal Proceedings
We are involved in various investigations, lawsuits, claims, demands, environmental compliance programs and other legal proceedings arising out of or incidental to the conduct of our business. While it is not possible to determine the ultimate disposition of each of these matters, we do not believe that their ultimate disposition will have a material adverse effect on our financial position, results of operations or cash flows. Additionally, we are involved in the following legal proceedings described below.
Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and we intend to vigorously defend it. As of June 30, 2020, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the six months ended June 30, 2020, are presented below:

(Dollars in thousands)
Balance as of December 31, 2019	$1,835
Product warranty accruals and adjustments	(57)
Settlements	(176)
Balance as of June 30, 2020	$1,602

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
As of December 31, 2019, the total TRA liability was $89.9 million, of which $27.9 million was classified as a current liability in "Related party payable-tax receivable agreement" on the balance sheet, and $62.0 million of the liability remained as a long-term liability in "Related party payable-tax receivable agreement" on the balance sheet. The 2019 current liability was settled in the first quarter of 2020. In the first quarter of 2020, the TRA liability was reduced by $3.3 million due to the revised profit expectation for 2020, caused by the COVID-19 pandemic. The reduction was recorded as a "Related Party Tax Receivable Agreement Benefit" on the Consolidated Statement of Operations. As of June 30, 2020, the total TRA liability was $58.7 million, of which $16.2 million was classified as a current liability in "Related party payable-tax receivable agreement" and $42.5 million remained as a long-term liability in "Related party payable-tax receivable agreement" on the balance sheet.
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
Given the successful completion of the IPO in the second quarter of 2018, it is reasonably possible that a Change in Control, as defined above, may ultimately happen and that the awarded Profit Units will be subsequently paid out to the participants. Assuming 100% vesting of the awarded Profit Units and depending on Brookfield’s sales proceeds, the potential liability triggered by a Change in Control is estimated to be in the range of $55 million to $75 million. As of June 30, 2020, the Profit Unit awards are 80% vested.
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

The following table summarizes the provision for income taxes for the three and six months ended June 30, 2020 and June 30, 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Tax expense	$19,788	$37,767	$43,734	$70,185
Pretax income	112,564	234,135	258,778	463,989
Effective tax rates	17.6%	16.1%	16.9%	15.1%
The effective tax rate for the three months ended June 30, 2020 was 17.6%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates, which is partially offset by the net combined impact related to the U.S. taxation of global intangible low taxed income ("GILTI") and Foreign Tax Credits ("FTCs").

The effective tax rate for the three months ended June 30, 2019 was 16.1%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates.

The tax expense decreased from $37.8 million for the three months ended June 30, 2019 to $19.8 million for the three months June 30, 2020. This decrease is primarily related to the reduction in pretax income and worldwide earnings from various countries taxed at different rates, partially offset by a higher relative combined impact of GILTI and FTCs.

For the six months ended June 30, 2020, the effective tax rate of 16.9% differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates which is partially offset by the net combined impact related to the U.S. taxation of GILTI and FTCs.

For the six months ended June 30, 2019, the effective tax rate of 15.1% differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates.

The tax expense decreased from $70.2 million for the six months ended June 30, 2019 to $43.7 million for the six months ended June 30, 2020. This decrease is primarily related to the reduction in pretax income and worldwide earnings from various countries taxed at different rates, partially offset by a higher relative combined impact of GILTI and FTCs.

As of June 30, 2020, we had unrecognized tax benefits of $0.2 million, which, if recognized, would have a favorable impact on our effective tax rate.

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
Foreign currency derivatives
We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, are used to hedge global currency exposures such as foreign currency denominated debt, sales, receivables, payables and purchases.
We have no foreign currency cash flow hedges outstanding as of June 30, 2020 and December 31, 2019 and, therefore, no unrealized gains or losses reported under accumulated other comprehensive income (loss).
As of June 30, 2020, we had outstanding Mexican peso, euro, Swiss franc, South African rand and Japanese yen currency contracts with an aggregate notional amount of $51.3 million. As of December 31, 2019, we had outstanding Mexican peso, South African rand, euro, Swiss franc and Japanese yen currency contracts, with an aggregate notional amount of $78.8 million. The foreign currency derivatives outstanding as of June 30, 2020 have maturities through December 31, 2020, and were not designated as hedging instruments.
Commodity derivative contracts
We have entered into commodity derivative contracts for refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. We had outstanding commodity derivative contracts as of June 30, 2020 with a notional amount of $76.0 million with maturities from July 2020 to June 2022. The outstanding commodity derivative contracts represented a pre-tax net unrealized loss within "Accumulated Other Comprehensive Income" of $14.0 million as of June 30, 2020. We had outstanding commodity derivative contracts as of December 31, 2019 with a notional amount of $99.5 million representing a pre-tax net unrealized loss of $3.7 million.
Interest rate swap contracts
During the third quarter of 2019, the Company entered into four interest rate swap contracts. The contracts are "pay fixed, receive variable" with notional amounts of $500 million maturing in two years and another $500 million maturing in five years. The Company’s risk management objective was to fix its cash flows associated with the risk in variability in the one-month US LIBO Rate for a portion of our outstanding debt. It is expected that these swaps will fix the cash flows associated with the forecasted interest payments on this notional amount of debt to an effective fixed interest rate of 5.1%, which could be lowered to 4.85% depending on credit ratings. Within "Other Comprehensive Income", we recorded a net unrealized pre-tax

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

loss of $17.0 million for the six months ended June 30, 2020. The fair value of these contracts was determined using Level 2 inputs.
Net investment hedges
We use certain intercompany debt to hedge a portion of our net investment in our foreign operations against currency exposure (net investment hedge). In the second quarter of 2020, we discontinued our net investment hedge following a reduction in the investment that materially decreased the currency exposure. As of December 31, 2019, intercompany debt denominated in foreign currency and designated as a non-derivative net investment hedging instrument was $5.5 million. Within the currency translation adjustment portion of "Other Comprehensive Income", we recorded no pre-tax gains or losses and $1.2 million pre-tax gains for the three and six months ended June 30, 2020, respectively. Within the currency translation adjustment portion of "Other Comprehensive Income", we recorded pre-tax loss of $0.2 million for the three and six months ended June 30, 2019.
The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Condensed Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, the fair value of our derivatives and their respective balance sheet locations are presented in the following tables:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of June 30, 2020	(Dollars in thousands)
Derivatives designated as cash flow hedges:
Commodity derivative contracts	Prepaid and other current assets	$—	Other accrued liabilities	$6,733
	Other long-term assets	—	Other long-term obligations	7,312
Interest rate swap contracts	Prepaid and other current assets	—	Other accrued liabilities	5,914
	Other long-term assets	—	Other long-term obligations	8,215
Total fair value		$—		$28,174

As of December 31, 2019
Derivatives designated as cash flow hedges:
Commodity derivative contracts	Prepaid and other current assets	$104	Other accrued liabilities	$1,872
	Other long-term assets	369	Other long-term obligations	2,255
Interest rate swap contracts	Prepaid and other current assets	253	Other accrued liabilities	—
	Other long-term assets	2,684	Other long-term obligations	72
Total fair value		$3,410		$4,199

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of June 30, 2020	(Dollars in thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$166	Other current liabilities	$190
Commodity derivatives contracts	Prepaid and other current assets	294	Other accrued liabilities	—
		$460		$190
As of December 31, 2019
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$239	Other current liabilities	$81
Commodity derivatives contracts	Prepaid and other current assets	376	Other accrued liabilities	—
		$615		$81

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The realized (gains) losses resulting from the settlement of commodity derivative contracts designated as hedges remain in "Accumulated Other Comprehensive Income" until they are recognized in the Statement of Operations when the hedged item impacts earnings, which is when the finished product is sold. As of June 30, 2020 and June 30, 2019, net realized pre-tax losses of $5.7 million and pre-tax gains of $9.6 million, respectively, were reported under "Accumulated Other Comprehensive Income" and will be and were, respectively, released to earnings within the following 12 months. See the table below for amounts recognized in the Statement of Operations.
The location and amount of realized (gains) losses on derivatives are recognized in the Statements of Operations as follows for the periods ended June 30, 2020 and June 30, 2019:

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Consolidated Statement of Operations	For the Three Months Ended June 30,
		2020	2019
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Commodity derivative contracts	Cost of sales	$(1,130)	$(2,000)
Interest rate swap	Interest expense	1,521	—

Derivatives not designated as hedges:
Foreign currency derivatives	Cost of sales, Other (income) expense	$(217)	(144)
Commodity derivative contracts	Cost of sales	25	—

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Consolidated Statement of Operations	For the Six Months Ended June 30,
		2020	2019
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Commodity contract hedges	Cost of sales	$(3,939)	(3,848)
Interest rate swap contracts	Interest expense	1,315	—

Derivatives not designated as hedges:
Foreign currency derivatives	Cost of sales, Other (income) expense	$(716)	(821)
Commodity derivative contracts	Cost of sales	(114)	—
(11) Accumulated Other Comprehensive Income (Loss)
The balance in our accumulated other comprehensive income (loss) is set forth in the following table:

	As of June 30, 2020	As of December 31, 2019
	(Dollars in thousands)
Foreign currency translation adjustments, net of tax	$(22,831)	$(9,293)
Commodity and interest rate derivatives, net of tax	(26,611)	1,932
Total accumulated comprehensive income (loss)	$(49,442)	$(7,361)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) Earnings per Share
During the six months ended June 30, 2020, we repurchased 3,328,574 shares of our common stock under the repurchase program that was approved on July 30, 2019. These shares were subsequently retired. There were no shares repurchased under this program during the three months ended June 30, 2020.
The following table shows the information used in the calculation of our basic and diluted earnings per share calculation for the three and six months ended June 30, 2020 and June 30, 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Weighted average common shares outstanding for basic calculation	267,249,580	290,565,408	268,233,233	290,562,234
Add: Effect of stock options, deferred share units and restricted stock units	10,815	8,745	10,764	8,898
Weighted average common shares outstanding for diluted calculation	267,260,395	290,574,153	268,243,997	290,571,132
Basic earnings per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding, which includes 65,062 and 59,166 shares of participating securities in the three and six months ended June 30, 2020, respectively. Diluted earnings per share are calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of 1,734,610 and 1,603,198 equivalent shares and 1,288,003 and 1,127,885 equivalent shares in the three and six months ended June 30, 2020 and June 30, 2019, respectively, as these shares are anti-dilutive.
(13) Stock-Based Compensation
Stock-based compensation awards granted by our Board of Directors for the three and six months ended June 30, 2020 and 2019 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Award type:
Stock options	2,000	50,000	300,000	207,000
Deferred share units	12,091	6,665	24,643	6,945
Restricted stock units	2,602	51,714	311,991	233,619

In the three months ended June 30, 2020 and 2019, we recognized $0.7 million, and $0.6 million, respectively, in stock-based compensation expense. A majority of the expense, $0.6 million and $0.5 million respectively, was recorded as selling and administrative expense in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales.
In the six months ended June 30, 2020 and 2019, we recognized $1.1 million and $0.9 million, respectively, in stock-based compensation expense. A majority of the expense, $1.0 million and $0.7 million respectively, was recorded as selling and administrative expense in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales.
As of June 30, 2020, unrecognized compensation cost related to non-vested stock options, deferred share units and restricted stock units was $9.0 million, which will be recognized over the remaining weighted average life of 3.8 years.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Option, Deferred Share Unit and Restricted Stock Unit awards activity under the Omnibus Equity Incentive Plan for the six months ended June 30, 2020 was as follows:
Stock options

	Number of Shares	Weighted- Average Exercise Price
Outstanding unvested as of December 31, 2019	931,658	15.06
Granted	300,000	9.01
Vested	(172,762)	14.83
Forfeited	(141,960)	14.87
Outstanding unvested as of June 30, 2020	916,936	13.15
Deferred Share Unit and Restricted Stock Unit awards

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested as of December 31, 2019	282,716	12.83
Granted	336,634	8.98
Vested	(67,118)	11.17
Forfeited	(43,733)	12.27
Outstanding unvested as of June 30, 2020	508,499	10.55
(14) Subsequent Events
On August 5, 2020, our Board of Directors declared a reduced quarterly dividend of $0.01 per share to stockholders of record as of the close of business on August 31, 2020, to be paid on September 30, 2020.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
GrafTech is a leading manufacturer of graphite electrodes, the critical consumable for the electric arc furnace industry. We are the only graphite electrode producer that is substantially vertically integrated into petroleum needle coke, a key raw material for graphite electrodes. Vertical integration has allowed us to adopt a commercial strategy with long-term, fixed price, fixed volume, take-or-pay contracts providing earnings stability and visibility. These contracts define volumes and prices, along with price-escalation mechanisms for inflation, and include significant termination payments (typically, 50% to 70% of remaining contracted revenue) and, in certain cases, parent guarantees and collateral arrangements to manage our customer credit risk.
COVID-19
GrafTech has been successful in managing through the COVID-19 pandemic. We have quickly adapted to changing situations throughout all of the regions of the world in which we operate and conduct business. Our executive-led COVID-19 response team continues to meet three times per week to monitor the situation and adapt as needed. We continue to limit travel and have employees working from home where possible. Our facilities perform temperature measurement upon entry and our team members continue to use personal protective equipment, such as masks and gloves. Daily disinfecting activities are performed and strict adherence to social distancing guidelines is required. All of these activities are guided by our "COVID-Safe-Work Playbook" and "Return to Work Protocols" and are closely monitored with daily "check sheets". The result of this hard work is that we have managed to keep 99% of our employees healthy to date.
Commercial Update
GrafTech services customers at over 300 locations across the globe all of which have been impacted by COVID-19. The recovery for some customers has begun, however, each region is impacted and recovering at significantly different rates.
The commercial team worked diligently to achieve solid results in the second quarter of 2020. We delivered a total 31,000 metric tons ("MT") in the second quarter, of which 26,000 MT represented deliveries under our long-term agreements ("LTAs") and 5,000 MT were the result of spot sales. Our total deliveries under our LTAs were 55,000 MT for the first half of 2020 and we continue to expect deliveries under the LTAs of 100,000-115,000 MT for the full year.
As anticipated, the spot price of graphite electrodes continued to trend lower during the second quarter. Our average price for non-LTA business in the second quarter was approximately $5,500 per MT and we expect further market spot price erosion in the third quarter. The needle coke market continued to soften as well.
The current market continues to challenge our customers including those with LTAs. Over the course of the COVID-19 pandemic, we have received force majeure claims from approximately 35 customers. Several customers are struggling to take their committed volumes causing some delays and non-performance including a few arbitrations associated with, among other things, efforts to modify the existing contracts.
We are working hard with our valued customers to develop mutually beneficial solutions to address the current challenging environment, but we will take every measure to ensure that customers fulfill their legal obligations and commitments under these contracts. These negotiations are ongoing and have successfully resulted in modifications with some of our strategic customers to provide near-term relief while extending the term of their contracts.
Operational Update
We have been successful at keeping our plants operational through the COVID-19 pandemic. We have aligned our operations to our expected sales and have maintained a 98% on-time delivery rate through these difficult times. Our Seadrift plant recently completed its scheduled maintenance outage on time and on budget.
We have eliminated discretionary spending throughout the organization and adjusted our workforce to match current production levels. We met our goal of reducing fixed production costs by 15% in the second quarter of 2020 which assisted in achieving a 12% reduction year-to-date when compared to 2019 levels. We continue to manage our capital expenditures in line with our reduced target and expect approximately $35 million for the full year.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Capital Structure and Capital Allocation
During the second quarter of 2020 we reduced our debt by approximately $103 million. We will continue to prioritize balance sheet flexibility and expect to use the majority of our incremental free cash flow in 2020 to reduce debt, but will continue to examine opportunities to repurchase stock.
Outlook
The second half of 2020 will continue to be challenging as we and our customers face macro-economic headwinds. We foresee a measured recovery in the industry when the pandemic eases as customers work through graphite electrode inventory levels that were elevated prior to the onset of the pandemic. We expect overall demand and pricing to remain low for the remainder of 2020.
We have full confidence in the strengths of the Electric Arc Furnace and graphite electrode businesses. The environmental and economic attributes of these industries are key advantages and position them for continued growth over the longer term.
We believe GrafTech is well positioned to navigate the challenges of the current environment and the opportunities in the future recovery given our leadership position in the industry, our strong cash flows, and our advantaged cost position.
Key metrics used by management to measure performance
In addition to measures of financial performance presented in our Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles ("GAAP"), we use certain other financial measures and operating metrics to analyze the performance of our company. The “non-GAAP” financial measures consist of EBITDA and adjusted EBITDA, which help us evaluate growth trends, establish budgets, assess operational efficiencies and evaluate our overall financial performance. The key operating metrics consist of sales volume, production volume, production capacity and capacity utilization.
Key financial measures

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net sales	$280,718	$480,390	$599,364	$955,384
Net income	92,776	196,368	215,044	393,804
EBITDA (1)	147,645	281,818	332,674	560,543
Adjusted EBITDA (1)	151,125	284,404	330,303	568,219
(1) Non-GAAP financial measures; see below for information and a reconciliation of EBITDA and adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Key operating metrics

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except price data)	2020	2019	2020	2019
Sales volume (MT)(1)	31	45	65	90
Production volume (MT)(2)	33	48	66	95
Production capacity excluding St. Marys (MT)(3)(4)	51	51	102	102
Capacity utilization excluding St. Marys (3)(5)	65%	94%	65%	93%
Total production capacity (MT)(4)(6)	58	58	116	116
Total capacity utilization(5)(6)	57%	83%	57%	82%
(1) Sales volume reflects only graphite electrodes manufactured by GrafTech.
(2) Production volume reflects graphite electrodes we produced during the period.
(3) In the first quarter of 2018, our St. Marys facility began graphitizing a limited amount of electrodes sourced from our Monterrey, Mexico facility.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
(6) Includes graphite electrode facilities in Calais, France; Monterrey, Mexico; Pamplona, Spain and St. Marys, Pennsylvania.
Non-GAAP financial measures
In addition to providing results that are determined in accordance with GAAP, we have provided certain financial measures that are not in accordance with GAAP. EBITDA and adjusted EBITDA are non-GAAP financial measures. We define EBITDA, a non-GAAP financial measure, as net income or loss plus interest expense, minus interest income, plus income taxes, and depreciation and amortization. We define adjusted EBITDA as EBITDA plus any pension and other post-employment benefit ("OPEB") plan expenses, initial and follow-on public offering and related expenses, non-cash gains or losses from foreign currency remeasurement of non-operating assets and liabilities in our foreign subsidiaries where the functional currency is the U.S. dollar, related party Tax Receivable Agreement expense, stock-based compensation and non-cash fixed asset write-offs. Adjusted EBITDA is the primary metric used by our management and our board of directors to establish budgets and operational goals for managing our business and evaluating our performance.
We monitor adjusted EBITDA as a supplement to our GAAP measures, and believe it is useful to present to investors, because we believe that it facilitates evaluation of our period-to-period operating performance by eliminating items that are not operational in nature, allowing comparison of our recurring core business operating results over multiple periods unaffected by differences in capital structure, capital investment cycles and fixed asset base. In addition, we believe adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.
Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•adjusted EBITDA does not reflect our cash expenditures for capital equipment or other contractual commitments, including any capital expenditure requirements to augment or replace our capital assets;
•adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;
•adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;
•adjusted EBITDA does not reflect expenses relating to our pension and OPEB plans;
•adjusted EBITDA does not reflect the non-cash gains or losses from foreign currency remeasurement of non-operating assets and liabilities in our foreign subsidiaries where the functional currency is the U.S. dollar;
•adjusted EBITDA does not reflect initial and follow-on public offering and related expenses;
•adjusted EBITDA does not reflect related party Tax Receivable Agreement expense;
•adjusted EBITDA does not reflect stock-based compensation or the non-cash write-off of fixed assets; and
•other companies, including companies in our industry, may calculate EBITDA and adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
In evaluating EBITDA and adjusted EBITDA, you should be aware that in the future, we will incur expenses similar to the adjustments in this presentation. Our presentations of EBITDA and adjusted EBITDA should not be construed as suggesting that our future results will be unaffected by these expenses or any unusual or non-recurring items. When evaluating our performance, you should consider EBITDA and adjusted EBITDA alongside other financial performance measures, including our net income (loss) and other GAAP measures.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$92,776	$196,368	$215,044	$393,804
Add:
Depreciation and amortization	14,549	15,445	28,833	31,030
Interest expense	20,880	32,969	46,552	66,669
Interest income	(348)	(731)	(1,489)	(1,145)
Income taxes	19,788	37,767	43,734	70,185
EBITDA	147,645	281,818	332,674	560,543
Adjustments:
Pension and OPEB plan expenses (1)	541	827	1,083	1,597
Initial and follow-on public offering and related expenses (2)	—	610	4	1,296
Non-cash loss (gain) on foreign currency remeasurement (3)	2,222	616	(1,239)	1,027
Stock-based compensation (4)	717	570	1,127	862
Non-cash fixed asset write-off (5)	—	(37)	—	2,894
Related party Tax Receivable Agreement benefit(6)	—	—	(3,346)	—
Adjusted EBITDA	$151,125	$284,404	$330,303	$568,219
(1)Service and interest cost of our OPEB plans. Also includes a mark-to-market loss (gain) for plan assets as of December of each year.
(2)Legal, accounting, printing and registration fees associated with the initial and follow-on public offering and related expenses.
(3)Non-cash gains and losses from foreign currency remeasurement of non-operating assets and liabilities of our non-U.S. subsidiaries where the functional currency is the U.S. dollar.
(4)Non-cash expense for stock-based compensation grants.
(5)Non-cash fixed asset write-off recorded for obsolete assets.
(6)Non-cash expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that are expected to be utilized.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Results of Operations
The Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
The tables presented in our period-over-period comparisons summarize our Condensed Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our Management's Discussion and Analysis ("MD&A"), insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	For the Three Months Ended June 30,		Increase/ Decrease	% Change
	2020	2019
	(Dollars in thousands)

Net sales	$280,718	$480,390	$(199,672)	(42)%
Cost of sales	130,600	197,047	(66,447)	(34)%
Gross profit	150,118	283,343	(133,225)	(47)%
Research and development	710	713	(3)	—%
Selling and administrative expenses	16,001	15,394	607	4%
Operating income	133,407	267,236	(133,829)	(50)%
Other (income) expense, net	311	863	(552)	(64)%
Interest expense	20,880	32,969	(12,089)	(37)%
Interest income	(348)	(731)	383	(52)%
Income before provision for income taxes	112,564	234,135	(121,571)	(52)%
Provision for income taxes	19,788	37,767	(17,979)	(48)%
Net income	92,776	196,368	(103,592)	(53)%
Net sales. Net sales decreased from $480.4 million in the three months ended June 30, 2019, to $280.7 million in the three months ended June 30, 2020. The decrease was primarily driven by a 31% decrease in sales volume of graphite electrodes reflecting lower steel production levels and the impact of the COVID-19 pandemic on the economy. Prices achieved from our long-term agreements were down approximately 4% in the three months ended June 30, 2020 compared to the same period of 2019, due primarily to mix. The spot price of graphite electrodes declined significantly in three months ended June 30, 2020 compared to the same period of 2019. We also had a reduction in the resale of purchased electrodes.
Cost of sales. We experienced a decrease in cost of sales from $197.0 million in the three months ended June 30, 2019, to $130.6 million in the three months ended June 30, 2020, primarily due to the lower sales volume of manufactured electrodes, which reduced cost of sales by $51.0 million as well as a reduction in resale of purchased electrodes. Additionally, cost of sales was lower due to less usage of third party needle coke.
Selling and administrative expenses. Selling and administrative expenses remained approximately flat from the three months ended June 30, 2020 as compared to the same period of 2019.
Interest Expense. Interest expense decreased from $33.0 million in the three months ended June 30, 2019, to $20.9 million in the three months ended June 30, 2020, primarily due to lower interest rates and lower average borrowings. During the three months ended June 30, 2020, we repaid $103.3 million of our term loans. We realized a $3.3 million benefit to interest expense resulting from gains on certain of these transactions in the three months ended June 30, 2020.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Provision for income taxes. The following table summarizes the expense for income taxes:

	For the Three Months Ended September 30,
	2020	2019
	(Dollars in thousands)

Tax expense	$19,788	$37,767
Pretax income	112,564	234,135
Effective tax rates	17.6%	16.1%

The effective tax rate for the three months ended June 30, 2020 was 17.6%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates which is offset by the net increase related to the U.S. taxation of global intangible low taxed income ("GILTI") and the Section 250 Deduction and Foreign Tax Credits ("FTC").
The effective tax rate for the three months ended June 30, 2019 was 16.1%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates.
Tax expense decreased from $37.8 million for the three months ended June 30, 2019 to $19.8 million for the three months ended June 30, 2020. This change is primarily related to the reduction in profits.
The Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
The tables presented in our period-over-period comparisons summarize our Condensed Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our MD&A, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	For the Six Months Ended June 30,		Increase/ Decrease	% Change
	2020	2019
	(Dollars in thousands)

Net sales	$599,364	$955,384	$(356,020)	(37)%
Cost of sales	269,517	392,571	(123,054)	(31)%
Gross profit	329,847	562,813	(232,966)	(41)%
Research and development	1,422	1,350	72	5%
Selling and administrative expenses	30,933	30,620	313	1%
Operating income	297,492	530,843	(233,351)	(44)%
Other (income) expense	(3,003)	1,330	(4,333)	(326)%
Related party Tax Receivable Agreement benefit	(3,346)	—	(3,346)	N/A
Interest expense	46,552	66,669	(20,117)	(30)%
Interest income	(1,489)	(1,145)	(344)	30%
Income before provision for income taxes	258,778	463,989	(205,211)	(44)%
Provision for income taxes	43,734	70,185	(26,451)	(38)%
Net income	$215,044	$393,804	$(178,760)	(45)%
Net sales. Net sales decreased by $356.0 million, or 37%, from $955.4 million in the six months ended June 30, 2019 to $599.4 million in the six months ended June 30, 2020. This decrease was driven by a 28% decrease in sales volume of manufactured electrodes in the six months ended June 30, 2020 compared to the same period in 2019, reflecting lower steel production levels and the impact of the COVID-19 pandemic on the economy. We also had a reduction in the resale of purchased electrodes.
Cost of sales. Cost of sales decreased by $123.1 million, or 31%, from $392.6 million in the six months ended June 30, 2019 to $269.5 million in the six months ended June 30, 2020. This decrease was primarily due to the lower sales

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

volume of manufactured electrodes, which reduced costs of sales by $87.3 million, as well as a reduction in resale of purchased electrodes. Additionally, cost of sales was lower due to less usage of third party needle coke.
Selling and administrative expenses. Selling and administrative expenses were approximately flat for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
Other (income) expense. Other expense changed by $4.3 million, from expense of $1.3 million in the six months ended June 30, 2019 to income of $3.0 million in the six months ended June 30, 2020. This change was primarily due to advantageous non-cash foreign currency impacts on non-operating assets and liabilities.
Related party Tax Receivable Agreement benefit. During the first quarter of 2020, the Company recorded an adjustment to our Related-party payable-Tax Receivable Agreement liability resulting in a benefit of $3.3 million due to the revised profit expectation for the year 2020, primarily caused by the COVID-19 pandemic.
Interest expense. Interest expense decreased by $20.1 million from $66.7 million in the six months ended June 30, 2019 to $46.6 million in the same period of 2020, primarily due to lower interest rates and lower average borrowings. We made repayments of $125 million on our term loans in the first quarter of 2019 and $225 million in the fourth quarter of 2019. During the six months ended June 30, 2020, we repaid $103.3 million of our term loans. We realized a $3.3 million benefit to interest expense resulting from gains on certain of these transactions in the six months ended June 30, 2020.
Provision for income taxes. The following table summarizes the expense for income taxes:

	For the Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)

Tax expense	$43,734	$70,185
Pre-tax income	258,778	463,989
Effective tax rates	16.9%	15.1%
The effective tax rate for the six months ended June 30, 2020 was 16.9%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates, which was offset by a net increase related to the U.S. taxation of GILTI and FTC.
The tax expense decreased from $70.2 million for the six months ended June 30, 2019 to $43.7 million for the six months ended June 30, 2020 primarily from the decrease in earnings.
The effective tax rate for the six months ended June 30, 2019 was 15.1%. This rate differed from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates.
GrafTech has considered the tax impact of COVID-19 legislation, including the U.S. Coronavirus Aid, Relief and Economic Security (CARES) Act and has concluded that there is no material tax impact in the second quarter of 2020. The Company continues to monitor the tax effects of any legislative changes.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The impact of these changes in the average exchange rates of other currencies against the U.S. dollar on our net sales was a decrease of $0.3 million and $2.0 million for the three and six months ended June 30, 2020 compared to the same period of 2019. The impact of these changes on our cost of sales was a decrease of $1.2 million and $4.4 million for the three and six months ended June 30, 2020 compared to the same period of 2019.
We have in the past and may in the future use various financial instruments to manage certain exposures to risks caused by currency exchange rate changes, as described under “Part I, Item 3–Quantitative and Qualitative Disclosures about Market Risk.”
Liquidity and Capital Resources
Our sources of funds have consisted principally of cash flow from operations and debt, including our credit facilities (subject to continued compliance with the financial covenants and representations). Our uses of those funds (other than for operations) have consisted principally of dividends, capital expenditures, scheduled debt repayments, optional debt repayments, share repurchases and other obligations. Disruptions in the U.S. and international financial markets could adversely affect our liquidity and the cost and availability of financing to us in the future.
We believe that we have adequate liquidity to meet our needs. As of June 30, 2020, we had liquidity of $434.6 million, consisting of $246.9 million of availability under our 2018 Revolving Facility (subject to continued compliance with the financial covenants and representations) and cash and cash equivalents of $187.7 million. We had long-term debt of $1,704.5 million and short-term debt of $8.1 million as of June 30, 2020. As of December 31, 2019, we had liquidity of $327.8 million consisting of $246.9 million available on our 2018 Revolving Facility (subject to continued compliance with the financial covenants and representations) and cash and cash equivalents of $80.9 million. We had long-term debt of $1,812.7 million and short-term debt of $0.1 million as of December 31, 2019.
As of June 30, 2020 and December 31, 2019, $95.1 million and $41.4 million, respectively, of our cash and cash equivalents were located outside of the United States. We repatriate funds from our foreign subsidiaries through dividends. All of our subsidiaries face the customary statutory limitation that distributed dividends do not exceed the amount of retained and current earnings. In addition, for our subsidiary in South Africa, the South Africa Central Bank requires that certain solvency and liquidity ratios remain above defined levels after the dividend distribution, which historically has not materially affected our ability to repatriate cash from this jurisdiction. The cash and cash equivalents balances in South Africa were $1.7 million and $0.8 million as of June 30, 2020 and December 31, 2019, respectively. Upon repatriation to the United States, the foreign source portion of dividends we receive from our foreign subsidiaries is no longer subject to U.S. federal income tax as a result of The Tax Cuts and Jobs Act (the "Tax Act").
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
We had availability under the 2018 Revolving Facility of $246.9 million as of June 30, 2020 and December 31, 2019, which consisted of the $250 million limit reduced by $3.1 million of outstanding letters of credit.
On February 12, 2018, we entered into the 2018 Credit Agreement, which provides for the 2018 Revolving Facility and the 2018 Term Loan Facility. On February 12, 2018, our wholly owned subsidiary, GrafTech Finance, borrowed $1,500 million under the 2018 Term Loan Facility. The funds received were used to pay off our outstanding debt, including borrowings under our prior credit facility and the previously outstanding senior notes and accrued interest relating to those borrowings and the senior notes, declare and pay a dividend of $1,112 million to our sole pre-IPO stockholder, pay fees and expenses incurred in connection therewith and for other general corporate purposes.
On June 15, 2018, GrafTech entered into the First Amendment to its 2018 Credit Agreement. The First Amendment amends the 2018 Credit Agreement to provide for an additional $750 million in aggregate principal amount of the Incremental Term Loans to GrafTech Finance. The Incremental Term Loans increase the aggregate principal amount of term loans incurred by GrafTech Finance under the 2018 Credit Agreement from $1,500 million to $2,250 million. The Incremental Term Loans have the same terms as those applicable to the existing term loans under the 2018 Credit Agreement, including interest rate, payment and prepayment terms, representations and warranties and covenants. The Incremental Term Loans mature on February 12, 2025, the same date as the existing term loans. GrafTech paid an upfront fee of 1.00% of the aggregate principal

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

amount of the Incremental Term Loans on the effective date of the First Amendment. The proceeds of the Incremental Term Loans were used to repay, in full, the $750 million of our existing debt to our sole pre-IPO stockholder.
On July 30, 2019, our Board of Directors authorized a program to repurchase up to $100 million of our outstanding common stock. We may purchase shares from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18 plans. The amount and timing of repurchases are subject to a variety of factors including liquidity, stock price, applicable legal requirements, other business objectives and market conditions. We have repurchased 3,328,574 shares of common stock for a total purchase price of $30.1 million under this program since inception. There were no shares repurchased under this program during the three months ended June 30, 2020.
In April 2020, as a result of the deteriorating economic environment, our Board of Directors reduced our dividend rate to $0.01 per share or $0.04 on an annualized basis. We expect our Board of Directors to revisit the dividend level when economic conditions improve. There can be no assurance that we will pay dividends in the future in these amounts or at all. Our Board of Directors may change the timing and amount of any future dividend payments or eliminate the payment of future dividends in its sole discretion, without any prior notice to our stockholders. Our ability to pay dividends will depend upon many factors, including our financial position and liquidity, results of operations, legal requirements, restrictions that may be imposed by the terms of our current and future credit facilities and other debt obligations and other factors deemed relevant by our Board of Directors.
We repaid $125 million and $250 million on our 2018 Term Loan Facility in February and December 2019, respectively. During the second quarter of 2020, we repaid $103.3 million of our term loans. At the end of June 2020, we entered into several debt repurchase commitments totaling $8.0 million under our 2018 Term Loan Facility, which remained unsettled at the end of the month. These commitments settled in July 2020. In light of the recent economic downturn we are now prioritizing balance sheet flexibility and debt repayment. We anticipate using a majority of the remaining free cash flow that we generate in 2020 to repay debt but we will continue to examine opportunities to repurchase our common stock. As a result of government enacted COVID-19 relief in a foreign jurisdiction, we were able to defer a tax payment of $50.0 million that was scheduled to be made in the first quarter of 2020 until the fourth quarter of 2020. During the six months ended June 30, 2020, we paid $4.9 million to various tax collecting agencies worldwide.
Potential uses of our liquidity include dividends, share repurchases, capital expenditures, acquisitions, scheduled debt repayments, optional debt repayments and other general purposes. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn, including the current downturn caused by the COVID-19 pandemic, could significantly and negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.
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
        Capital expenditures totaled $24.4 million in the six months ended June 30, 2020. We previously reduced our planned capital expenditures for the full year by approximately one-half to a level of $30-$35 million and we remain committed to this goal. We are managing inventory levels to match demand. Due to timing of purchases, inventory levels increased during the first quarter of 2020. We expect overall inventory levels to come down over the remainder of 2020.
In the event that operating cash flows fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our 2018 Revolving Facility, to the extent available.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Cash Flows
The following table summarizes our cash flow activities:

	For the Six Months Ended June 30,
	2020	2019
	(in millions)
Cash flow provided by (used in):
Operating activities	$287.7	$359.0
Investing activities	$(24.3)	$(29.1)
Financing activities	$(155.7)	$(174.4)
Operating Activities
Cash flow from operating activities represents cash receipts and cash disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting net income (loss) for:
•Non-cash items such as depreciation and amortization, impairment, post retirement obligations, and severance and pension plan changes;
•Gains and losses attributed to investing and financing activities such as gains and losses on the sale of assets and unrealized currency transaction gains and losses; and
•Changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.
The net impact of the changes in working capital (operating assets and liabilities), which are discussed in more detail below, include the impact of changes in: receivables, inventories, prepaid expenses, accounts payable, accrued liabilities, accrued taxes, interest payable and payments of other current liabilities.
During the six months ended June 30, 2020, changes in working capital resulted in a net source of funds of $34.1 million, which was impacted by:
•net cash inflows in accounts receivable of $58.7 million from the decrease in accounts receivable due to lower sales;
•net cash inflows of $6.1 million from the decrease in other current assets primarily due to value-added tax refunds received from foreign governments;
•net cash inflows from increased income taxes payable of $25.1 million resulting from our ability to defer a $50.0 million tax payment in a foreign jurisdiction resulting from government enacted COVID-19 relief, partially offset by lower required tax payments due to lower profitability; and
•net cash outflows from decreases in accounts payable and accruals of $52.9 million, due to lower purchases of third-party needle coke and payments made to our related-party for our tax receivable agreement.
Uses of cash in the six months ended June 30, 2020 included contributions to pension and other benefit plans of $1.8 million, cash paid for interest of $46.1 million and taxes paid of $4.9 million.
During the six months ended June 30, 2019, changes in working capital resulted in a net use of funds of $102.5 million, which was impacted by:
•net cash outflows in accounts receivable of $65.1 million from the increase in accounts receivable due to the timing of sales and collections, as shipments in the second quarter of 2019 were weighted towards the latter part of the quarter;
•net cash outflows from increases in inventory of $16.1 million, due primarily to higher priced raw materials;
•net cash inflows from the utilization of prepaid assets of $3.3 million;

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

•net cash outflows from decreased income taxes payable of $27.6 million, resulting from required tax payments as our profitability has increased; and
•net cash inflows from increases in accounts payable and accruals of $2.2 million, due to the timing of payments.
Uses of cash in the six months ended June 30, 2019 included contributions to pension and other benefit plans of $1.6 million, cash paid for interest of $62.8 million and taxes paid of $74.8 million.
Investing Activities
Net cash used in investing activities was $24.3 million during the six months ended June 30, 2020, resulting from capital expenditures.
Net cash used investing activities was $29.1 million during the six months ended June 30, 2019, resulting from capital expenditures.
 Financing Activities
Net cash outflow from financing activities was $155.7 million during the six months ended June 30, 2020, which was the result of the repayment of $100.0 million on our Term Loans, $25.5 million of total dividends to stockholders and $30.1 million of stock repurchases.
Net cash outflow from financing activities was $174.4 million during the six months ended June 30, 2019, which was the result of our $125.0 million payment on our Term Loan debt and $49.4 million of total dividends to stockholders.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks, primarily from changes in interest rates, currency exchange rates, energy commodity prices and commercial energy rates. From time to time, we enter into transactions that have been authorized according to documented policies and procedures in order to manage these risks. These transactions primarily relate to financial instruments described below. Since the counterparties to these financial instruments are large commercial banks and similar financial institutions, we do not believe that we are exposed to material counterparty credit risk. We do not use financial instruments for trading purposes.
Our exposure to changes in interest rates results primarily from floating rate long-term debt tied to LIBO Rate or Euro LIBO Rate.
Our exposure to changes in currency exchange rates results primarily from:
•sales made by our subsidiaries in currencies other than local currencies;
•raw material purchases made by our foreign subsidiaries in currencies other than local currencies; and

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

•investments in and intercompany loans to our foreign subsidiaries and our share of the earnings of those subsidiaries, to the extent denominated in currencies other than the U.S. dollar.
Our exposure to changes in energy commodity prices and commercial energy rates results primarily from the purchase or sale of refined oil products and the purchase of natural gas and electricity for use in our manufacturing operations.
Interest rate risk management. We periodically enter into agreements with financial institutions that are intended to limit our exposure to additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure. During the third quarter of 2019, we entered into interest rate swaps resulting in a net unrealized pre-tax loss of $14.1 million as of June 30, 2020 and net unrealized pre-tax gain of $2.9 million as of December 31, 2019.
Currency rate management. We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency derivatives, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. Forward exchange contracts and purchased currency options are carried at fair value.
        The outstanding foreign currency derivatives represented no net gain or loss as of June 30, 2020 and a net pre-tax gain of $0.2 million as of December 31, 2019.
Energy commodity management. We have entered into commodity derivative contracts to effectively fix some or all of our exposure to refined oil products. The outstanding commodity derivative contracts represented a net unrealized pre-tax loss of $14.0 million and $3.7 million as of June 30, 2020 and December 31, 2019, respectively.
Sensitivity analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the underlying exposures as well as on the fair values of our derivatives. The sensitivity analysis for the derivatives represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction.
A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $3.2 million, net of the impact of our interest rate swap, for the six months ended June 30, 2020. The same 100 basis points increase would have resulted in an increase of $17.0 million in the fair value of our interest rate swap portfolio.
As of June 30, 2020, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease of $3.6 million or a corresponding increase of $3.6 million, respectively, in the fair value of the foreign currency hedge portfolio.
A 10% increase or decrease in the value of the underlying commodity prices that we hedge would have resulted in a corresponding increase or decrease of $7.6 million in the fair value of the commodity hedge portfolio as of June 30, 2020. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective at the reasonable assurance level as of June 30, 2020.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings
We are involved in various investigations, lawsuits, claims, demands, labor disputes and other legal proceedings, including with respect to environmental and human exposure or other personal injury matters, arising out of or incidental to the conduct of our business. While it is not possible to determine the ultimate disposition of each of these matters and proceedings, we do not believe that their ultimate disposition will have a material adverse effect on our financial position, results of operations or cash flows. Additionally, we are involved in the following legal proceedings.
We are involved in arbitrations pending before the International Chamber of Commerce with a few customers who have failed to perform under their long-term agreements and are seeking to modify or frustrate their contractual commitments to us. We intend to vigorously enforce our rights under these agreements.
Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and we intend to vigorously defend it. As of June 30, 2020, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
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
        In response to the pandemic and related mitigation measures, we began implementing changes in our business in February 2020 to protect our employees and customers, and to support appropriate health and safety protocols, including: (i) canceling travel and eliminating in-person meetings, (ii) working from home where possible, and (iii) establishing a "Safe-Work Playbook" for our sites. Our plant procedures include temperature measurements where permitted, personal protective equipment, mandatory use of gloves, social distancing, frequent cleaning and disinfecting, and the use of daily check sheets to keep team members highly focused on these new procedures.  As the pandemic continues, we continue to limit travel and have employees working from home where possible. While all of these measures have been necessary and appropriate, they have resulted in additional costs and have adversely impacted our business and financial performance.
        While the outbreak has begun to subside in certain areas of the world where we operate and serve our customers, the infection rates in other areas continue to escalate. In areas that have shown improvement, there is still a continued risk of a surge in the spread of COVID-19 or a potential second wave effecting all areas. As a result, we are unable to predict the ultimate impact of the COVID-19 outbreak at this time. The pandemic has adversely affected, and is expected to continue to adversely affect, our business, results of operations, financial position and cash flows.  Such effects may be material and the potential impacts include, but are not limited to:
•adverse impact on our customers, and resultant impact on demand for our products;
•disruptions at our facilities, including  reductions in operating hours, labor shortages and changes in operating procedures, including for additional cleaning and disinfecting procedures;
•disruptions in our supply chain due to transportation delays, travel restrictions, raw material cost increases and shortages, and closures of businesses or facilities;
•reductions in our operating effectiveness due to workforce disruptions from COVID-19 restrictions and social distancing resulting from “shelter in place” and “stay at home” orders, and the unavailability of key personnel necessary to conduct our business activities; and
•volatility in the global financial markets, which could have a negative impact on our ability to access capital and additional sources of financing in the future.
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
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
The table below sets forth the information on a monthly basis regarding GrafTech's purchases of its common stock, par value $0.01 per share, during the second quarter of 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1 through April 30, 2020	—	$—	—	$59,036,000
May 1 through May 31, 2020	—	$—	—	$59,036,000
June 1 through June 30, 2020	—	$—	—	$59,036,000
Total	—		—
(1) Authorization remaining pursuant to our previously announced program to repurchase, which was authorized by our Board of Directors on July 30, 2019 (the “Share Repurchase Program”). The Share Repurchase Program was announced on July 31, 2019 and allows for the purchase of up to $100 million of outstanding shares of our common stock from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18 plans.

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

31.1*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by David J. Rintoul, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Quinn J. Coburn, Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial Officer).

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David J. Rintoul, President and Chief Executive Officer (Principal Executive Officer).

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Quinn J. Coburn, Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial Officer).

101	The following financial information from GrafTech International Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders' Equity (Deficit), and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).

____________________________
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	August 6, 2020	By:	/s/ Quinn J. Coburn
Quinn J. Coburn
Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial Officer)