Form 10-Q
period 2020-09-30
GRAFTECH INTERNATIONAL LTD
filed 2020-11-03
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of October 31, 2020, 267,188,547 shares of common stock, par value $0.01 per share, were outstanding.

Presentation of Financial, Market and Legal Data
    We present our financial information on a consolidated basis. Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.
Unless otherwise specifically noted, market and market share data in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (the "Report") are our own estimates or derived from sources described in our Annual Report on Form 10-K for the year ended December 31, 2019 ("Annual Report on Form 10-K") filed on February 21, 2020. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Forward-Looking Statements” and “Risk Factors” in this Report and in our Annual Report on Form 10-K. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources has consented to the disclosure or use of data in this Report.
Forward-Looking Statements
Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Report may contain forward-looking statements that reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” "foresee," “intend,” “should,” “would,” “could,” “target,” “goal,” “continue to,” “positioned to” or the negative versions of those words or other comparable words. Any forward-looking statements contained in this Report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. These forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

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
•the risks and uncertainties associated with litigation, arbitration, and like disputes, including the recently filed stockholder litigation and disputes related to contractual commitments;
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

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements, including the Risk Factors sections, that are included in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020, and other filings with the Securities and Exchange Commission ("SEC"). The forward-looking statements made in this Report relate only to events as of the date on which the statements are made. We do not undertake any obligation to publicly update or review any forward-looking statement except as required by law, whether as a result of new information, future developments or otherwise.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of September 30, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$158,841	$80,935
Accounts and notes receivable, net of allowance for doubtful accounts of $8,973 as of September 30, 2020 and $5,474 as of December 31, 2019	164,195	247,051
Inventories	299,236	313,648
Prepaid expenses and other current assets	35,299	40,946
Total current assets	657,571	682,580
Property, plant and equipment	765,822	733,417
Less: accumulated depreciation	264,304	220,397
Net property, plant and equipment	501,518	513,020
Deferred income taxes	40,767	55,217
Goodwill	171,117	171,117
Other assets	96,616	104,230
Total assets	$1,467,589	$1,526,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,056	$78,697
Short-term debt	147	141
Accrued income and other taxes	81,756	65,176
Other accrued liabilities	65,058	48,335
Related party payable - tax receivable agreement	16,115	27,857
Total current liabilities	212,132	220,206
Long-term debt	1,564,431	1,812,682
Other long-term obligations	76,403	72,562
Deferred income taxes	44,251	49,773
Related party payable - tax receivable agreement long-term	42,479	62,014
Contingencies - Note 8
Stockholders’ equity:
Preferred stock, par value $0.01, 300,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01, 3,000,000,000 shares authorized, 267,188,547 shares issued and outstanding as of September 30, 2020 and 270,485,308 as of December 31, 2019	2,672	2,705
Additional paid-in capital	757,576	765,419
Accumulated other comprehensive loss	(39,161)	(7,361)
Accumulated deficit	(1,193,194)	(1,451,836)
Total stockholders’ deficit	(472,107)	(691,073)

Total liabilities and stockholders’ equity	$1,467,589	$1,526,164

See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$286,987	$420,797	$886,351	$1,376,181
Cost of sales	131,862	178,497	401,379	571,068
Gross profit	155,125	242,300	484,972	805,113
Research and development	650	611	2,072	1,961
Selling and administrative expenses	19,062	15,708	49,995	46,328
Operating profit	135,413	225,981	432,905	756,824

Other expense (income), net	694	(688)	(2,309)	642
Related party Tax Receivable Agreement benefit	—	—	(3,346)	—
Interest expense	22,474	31,803	69,026	98,472
Interest income	(93)	(1,765)	(1,582)	(2,910)
Income before provision for income taxes	112,338	196,631	371,116	660,620
Provision for income taxes	18,104	20,755	61,838	90,940
Net income	$94,234	$175,876	$309,278	$569,680

Basic income per common share*:
Net income per share	$0.35	$0.61	$1.15	$1.96
Weighted average common shares outstanding	267,265,705	290,112,233	267,908,427	290,410,859
Diluted income per common share*:
Income per share	$0.35	$0.61	$1.15	$1.96
Weighted average common shares outstanding	267,279,555	290,127,296	267,920,890	290,422,351

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net income	$94,234	$175,876	$309,278	$569,680
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $0, $(92), $(162) and $(128), respectively	7,455	(13,597)	(6,083)	(13,519)
Commodity and interest rate derivatives, net of tax of $(740), $6,972, $7,224 and $1,065, respectively	2,826	(25,934)	(25,717)	(4,358)
Other comprehensive income (loss), net of tax:	10,281	(39,531)	(31,800)	(17,877)
Comprehensive income	$104,515	$136,345	$277,478	$551,803
*See Notes 1 and 12
See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities:
Net income	$309,278	$569,680
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	45,074	46,387
Related party Tax Receivable Agreement benefit	(3,346)	—
Deferred income tax provision	16,237	28,696
Interest expense	4,768	4,764
Other charges, net	2,335	17,689
Net change in working capital*	85,098	(80,311)
Change in related party Tax Receivable Agreement	(27,857)	—
Change in long-term assets and liabilities	(14,922)	(2,133)
Net cash provided by operating activities	416,665	584,772
Cash flow from investing activities:
Capital expenditures	(30,688)	(44,053)
Proceeds from the sale of assets	78	98
Net cash used in investing activities	(30,610)	(43,955)
Cash flow from financing activities:
Repurchase of common stock-non-related party	(30,099)	(9,484)
Payment of tax withholdings related to net share settlement of equity awards	(71)	—
Principal repayments on long-term debt	(249,214)	(125,000)
Dividends paid to non-related-party	(7,553)	(15,505)
Dividends paid to related-party	(20,650)	(58,507)
Net cash used in financing activities	(307,587)	(208,496)
Net change in cash and cash equivalents	78,468	332,321
Effect of exchange rate changes on cash and cash equivalents	(562)	(1,037)
Cash and cash equivalents at beginning of period	80,935	49,880
Cash and cash equivalents at end of period	$158,841	$381,164

* Net change in working capital due to changes in the following components:
Accounts and notes receivable, net	$78,408	$(20,727)
Inventories	10,371	(19,908)
Prepaid expenses and other current assets	5,437	5,703
Income taxes payable	16,032	(28,152)
Accounts payable and accruals	(25,078)	(17,336)
Interest payable	(72)	109
Net change in working capital	$85,098	$(80,311)

See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands, except share data)
(Unaudited)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income(Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2019	270,485,308	$2,705	$765,419	$(7,361)	$(1,451,836)	$(691,073)
Comprehensive income (loss):
Net income	—	—	—	—	122,268	122,268
Other comprehensive income (loss):
Commodity and interest rate derivatives income (loss), net of tax of $10,322	—	—	—	(37,577)	—	(37,577)
Commodity derivatives reclassification adjustments, net of tax of $605	—	—	—	(2,204)	—	(2,204)
Foreign currency translation adjustments, net of tax of $(163)	—	—	—	(17,168)	—	(17,168)
Total other comprehensive loss	—	—	—	(56,949)	—	(56,949)
Stock-based compensation	29,394	—	405	—	—	405
Dividends paid to related party stockholder ($0.085 per share)	—	—	—	—	(16,933)	(16,933)
Dividends paid to non-related party stockholders ($0.085 per share)	—	—	—	—	(5,926)	(5,926)
Common stock repurchased and retired (from non-related party)	(3,328,574)	(33)	(9,700)	—	(20,366)	(30,099)
Common stock withheld for taxes on equity award settlement	(7,465)	—	(21)	—	(25)	(46)
Adoption of ASC 326	—	—	—	—	(2,026)	(2,026)
Balance as of March 31, 2020	267,178,663	$2,672	$756,103	$(64,310)	$(1,374,844)	$(680,379)
Comprehensive income (loss):
Net income	—	—	—	—	92,776	92,776
Other comprehensive income (loss):
Commodity and interest rate derivatives income (loss), net of tax of $(3,199)	—	—	—	12,132	—	12,132
Commodity derivatives reclassification adjustments, net of tax of $236	—	—	—	(894)	—	(894)
Foreign currency translation adjustments, net of tax of $1	—	—	—	3,630	—	3,630
Total other comprehensive income	—	—	—	14,868	—	14,868
Stock-based compensation	13,017	—	718	—	—	718
Dividends paid to related party stockholder ($0.01 per share)	—	—	—	—	(1,993)	(1,993)
Dividends paid to non-related party stockholders ($0.01 per share)	—	—	—	—	(679)	(679)
Common stock withheld for taxes on equity award settlement	(3,133)	—	(9)	—	(16)	(25)
Balance as of June 30, 2020	267,188,547	$2,672	$756,812	$(49,442)	$(1,284,756)	$(574,714)
Comprehensive income (loss):
Net income	—	—	—	—	94,234	94,234
Other comprehensive income (loss):
Commodity and interest rate derivative income (loss), net of tax of $(1,009)	—	—	—	3,852	—	3,852
Commodity derivatives reclassification adjustments, net of tax of $269	—	—	—	(1,026)	—	(1,026)
Foreign currency translation adjustments, net of tax of $0	—	—	—	7,455	—	7,455
Total other comprehensive income	—	—	—	10,281	—	10,281
Stock-based compensation	—	—	764	—	—	764
Dividends paid to related party stockholder ($0.01 per share)	—	—	—	—	(1,724)	(1,724)
Dividends paid to non-related party stockholders ($0.01 per share)	—	—	—	—	(948)	(948)
Balance as of September 30, 2020	267,188,547	$2,672	$757,576	$(39,161)	$(1,193,194)	$(472,107)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income(Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2018	290,537,612	$2,905	$819,622	$(5,800)	$(1,893,496)	$(1,076,769)
Comprehensive income (loss):
Net income	—	—	—	—	197,436	197,436
Other comprehensive income (loss):
Commodity derivatives foreign currency derivatives income (loss), net of tax of $(7,295)	—	—	—	27,113	—	27,113
Commodity derivatives reclassification adjustments, net of tax of $392	—	—	—	(1,456)	—	(1,456)
Foreign currency translation adjustments, net of tax $(3)	—	—	—	(3,539)	—	(3,539)
Total other comprehensive income	—	—	—	22,118	—	22,118
Stock-based compensation			293			293
Dividends paid to related party stockholder ($0.085 per share)	—	—	—	—	(19,502)	(19,502)
Dividends paid to non-related party stockholders ($0.085 per share)	—	—	—	—	(5,194)	(5,194)
Balance as of March 31, 2019	290,537,612	$2,905	$819,915	$16,318	$(1,720,756)	$(881,618)
Comprehensive income (loss):
Net income	—	—	—	—	196,368	196,368
Other comprehensive income (loss):
Commodity derivatives income (loss), net of tax of $603	—	—	—	(2,472)	—	(2,472)
Commodity derivatives reclassification adjustments, net of tax of $393	—	—	—	(1,609)	—	(1,609)
Foreign currency translation adjustments, net of tax of $(33)	—	—	—	3,617	—	3,617
Total other comprehensive (loss)	—	—	—	(464)	—	(464)
Stock-based compensation			570			570
Dividends paid to related party stockholder ($0.085 per share)	—	—	—	—	(19,503)	(19,503)
Dividends paid to non-related party stockholders ($0.085 per share)	—	—	—	—	(5,191)	(5,191)
Balance as of June 30, 2019	290,537,612	$2,905	$820,485	$15,854	$(1,549,082)	$(709,838)
Comprehensive income (loss):
Net income	—	—	—	—	175,876	175,876
Other comprehensive income (loss):
Commodity and foreign currency derivatives loss, net of tax of $6,306	—	—	—	(23,456)	—	(23,456)
Commodity derivatives reclassification adjustments, net of tax of $666	—	—	—	(2,478)	—	(2,478)
Foreign currency translation adjustments of $(92)	—	—	—	(13,597)	—	(13,597)
Total other comprehensive income	—	—	—	(39,531)	—	(39,531)
Stock-based compensation	—	—	705	—	—	705
Dividends paid to related party stockholder ($0.085 per share)	—	—	—	—	(19,502)	(19,502)
Dividends paid to non-related party stockholders ($0.085 per share)	—	—	—	—	(5,118)	(5,118)
Common stock repurchases and retirement	(879,134)	(8)	(2,470)	—	(7,006)	(9,484)
Balance as of September 30, 2019	289,658,478	$2,897	$818,720	$(23,677)	$(1,404,832)	$(606,892)

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
On August 15, 2015, we became an indirect wholly owned subsidiary of Brookfield Asset Management Inc. (together with its affiliates, "Brookfield"). In April 2018, we completed our initial public offering ("IPO") of 38,097,525 shares of our common stock held by Brookfield at a price of $15.00 per share. We did not receive any proceeds related to the IPO. Our common stock is listed on the NYSE under the symbol “EAF.” On July 22, 2020, Brookfield distributed a portion of its GrafTech common stock to the owners in the Brookfield consortium, resulting in the reduction in Brookfield's ownership of outstanding shares of GrafTech common stock to 65%. Brookfield owned approximately 65% of our outstanding common stock as of September 30, 2020.
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
C. New Accounting Standards
Recently Adopted Accounting Standards
In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). This guidance was issued to simplify the accounting for goodwill impairment. The guidance removes the second step of the goodwill impairment test, which requires that a hypothetical purchase price allocation be performed to determine the amount of impairment, if any. Under this new guidance, a goodwill impairment charge will be based on the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU No. 2017-04 is effective beginning January 1, 2020. The Company adopted ASU No. 2017-04 on January 1, 2020, with no impact to our financial position, results of operations or cash flows.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326), which introduces the Current Expected Credit Losses ("CECL") accounting model. CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. CECL utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. ASU No. 2016-13 was effective for the Company on January 1, 2020. The adoption of ASU No. 2016-13 resulted in a cumulative-effect adjustment of $2.0 million included as an adjustment to our accounts receivable reserve and to retained earnings on January 1, 2020.

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
The following table provides information about disaggregated revenue by type of product and contract for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Graphite Electrodes - Three-to-five-year take-or-pay contracts	$250,011	$334,097	$771,400	$1,107,742
Graphite Electrodes - Short-term agreements and spot sales	32,303	67,704	93,232	191,249
By-products and other	4,673	18,996	21,719	77,190
Total Revenues	$286,987	$420,797	$886,351	$1,376,181
The Graphite Electrodes revenue categories include only graphite electrodes manufactured by GrafTech. The revenue category “By-products and Other” includes resales of low-grade electrodes purchased from third-party suppliers, which represent a minimal contribution to our profitability.
Contract Balances
Receivables, net of allowances for doubtful accounts, were $164.2 million as of September 30, 2020 and $247.1 million as of December 31, 2019. Accounts receivables are recorded when the right to consideration becomes unconditional. Payment terms on invoices range from 30 to 120 days depending on the customary business practices of the jurisdictions in which we operate.
Certain short-term and longer-term sales contracts require up-front payments prior to the Company’s fulfillment of any performance obligation. These contract liabilities are recorded as current or long-term deferred revenue, depending on the lag between the pre-payment and the expected delivery of the related products. Additionally, under ASC 606, Revenue from Contracts with Customers, deferred revenue or contract assets originate from contracts where the allocation of the transaction price to the performance obligations based on their relative stand-alone selling prices results in the timing of revenue recognition being different from the timing of the invoicing. In this case, deferred revenue is amortized into revenue based on the transaction price allocated to the remaining performance obligations and contract assets are realized through the contract invoicing.
Contract assets as of September 30, 2020 were $0.8 million and are included in "Prepaid expenses and other current assets" on the Condensed Consolidated Balance Sheets. There were no contract assets as of December 31, 2019.
Current deferred revenue is included in "Other accrued liabilities" and long-term deferred revenue is included in "Other long-term obligations" on the Condensed Consolidated Balance Sheets.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about deferred revenue from contracts with customers (in thousands):

	Current Deferred Revenue	Long-Term Deferred Revenue
	(Dollars in thousands)
Balance as of December 31, 2019	$11,776	$3,858
Increases due to cash received	10,535	—
Revenue recognized	(3,684)	—
Foreign currency impact	(924)	—
Balance as of September 30, 2020	$17,703	$3,858
Transaction Price Allocated to the Remaining Performance Obligations

We estimate that our long-term contract revenue in 2020 will be in the range of $1,000 million to $1,080 million. We recorded $771 million of revenue in the first nine months of 2020, and we expect to record approximately $230 million to $310 million of revenue for the remainder of 2020. As a result of recent contract modifications, as well as on-going discussions with many of our customers, the remaining revenue associated with our long-term sales agreements is expected to be approximately as follows:

	2021	2022	2023 through 2024
	(Dollars in millions)
Estimated LTA revenue	$925-$1,025	$910-$1,010	$350-$450(1)
(1) Includes expected termination fees from a few customers that have failed to meet certain obligations under their long-term agreements ("LTAs").
The majority of the long-term take-or-pay contracts are defined as pre-determined fixed annual volume contracts while a small portion are defined with a specified volume range. For the year 2021 and beyond, the contractual revenue amounts above are based upon the minimum volume for those contracts with specified ranges. The actual revenue realized from these contracted volumes may vary in timing and total due to the credit risk associated with certain customers facing financial challenges and non-performance on contracts, as well as customer demand related to contracted volume ranges. Some of our customers are struggling to take their committed volumes. This is causing some non-performance and disputes including a few arbitrations associated with, among other things, efforts to modify existing contracts.
(3)Retirement Plans and Postretirement Benefits
The components of our consolidated net pension costs are set forth in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Service cost	$623	$574	$1,863	$1,724
Interest cost	1,033	1,316	3,098	3,948
Expected return on plan assets	(1,283)	(1,339)	(3,849)	(4,015)
Net cost	$373	$551	$1,112	$1,657
The components of our consolidated net postretirement costs are set forth in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Interest cost	$180	$236	545	717
Net cost	$180	$236	$545	$717

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
The following tables represent the carrying value of goodwill and intangibles for the nine months ended September 30, 2020, which are reported in "Other assets" on the balance sheets:

Goodwill
(Dollars in thousands)
Balance as of December 31, 2019	$171,117
Adjustments	—
Balance as of September 30, 2020	$171,117

Intangible Assets
	As of September 30, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Trade name	$22,500	$(11,425)	$11,075	$22,500	$(9,861)	$12,639
Technological know-how	55,300	(32,945)	22,355	55,300	(29,112)	26,188
Customer–related intangible	64,500	(22,759)	41,741	64,500	(19,473)	45,027
Total finite-lived intangible assets	$142,300	$(67,129)	$75,171	$142,300	$(58,446)	$83,854
Amortization expense of acquired intangible assets was $2.8 million and $3.0 million in the three months ended September 30, 2020 and 2019, respectively, and $8.7 million and $9.2 million in the nine months ended September 30, 2020 and 2019, respectively. Estimated amortization expense will be approximately $2.7 million for the remainder of 2020, $10.7 million in 2021, $10.1 million in 2022, $9.2 million in 2023 and $8.0 million in 2024.
(5)Debt and Liquidity
The following table presents our long-term debt:

	As of September 30, 2020	As of December 31, 2019
	(Dollars in thousands)
2018 Credit Facility (2018 Term Loan and 2018 Revolving Credit Facility)	$1,563,903	$1,812,204
Other debt	675	619
Total debt	1,564,578	1,812,823
Less: Short-term debt	(147)	(141)
Long-term debt	$1,564,431	$1,812,682

During 2019, we repaid a total of $350 million under our 2018 Term Loan Facility (as defined below). These payments satisfied our then-current obligations relative to the minimum quarterly installments. During the nine months ended September 30, 2020, we executed several transactions to repurchase a total of $80 million of principal of our 2018 Term Loan facility. Additionally, during the nine months ended September 30, 2020, we repaid a total of $173 million of principal of our 2018 Term Loan Facility. The fair value of the 2018 Term Loan Facility was approximately $1,576 million and $1,813 million as of September 30, 2020 and December 31, 2019, respectively. The fair value of the debt is measured using level 3 inputs.

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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)Inventories
Inventories are comprised of the following:

	As of September 30, 2020	As of December 31, 2019
	(Dollars in thousands)
Inventories:
Raw materials	$95,136	$104,820
Work in process	126,673	137,230
Finished goods	77,427	71,598
Total	$299,236	$313,648
(7)Interest Expense
The following tables present the components of interest expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Interest incurred on debt	$20,893	$30,222	$64,285	$93,731
Accretion of original issue discount on 2018 Term Loans	549	549	1,647	1,647
Amortization of debt issuance costs	1,032	1,032	3,094	3,094
Total interest expense	$22,474	$31,803	$69,026	$98,472
Interest Rates
The 2018 Credit Agreement had an effective interest rate of 4.50% as of September 30, 2020 and 5.30% as of December 31, 2019. During the third quarter of 2019, the Company entered into four interest rate swap contracts to fix our cash flows associated with the risk in variability in the one-month U.S. London Interbank Offered Rate ("US LIBOR") for a portion of our outstanding debt. See Note 10 "Derivative Instruments" for details of these transactions.
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
Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and we intend to vigorously defend it. As of September 30, 2020, we are unable to assess the

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the nine months ended September 30, 2020, are presented below:

(Dollars in thousands)
Balance as of December 31, 2019	$1,835
Product warranty accruals and adjustments	920
Settlements	(613)
Balance as of September 30, 2020	$2,142
Tax Receivable Agreement
On April 23, 2018, the Company entered into a tax receivable agreement (the "TRA") that provides Brookfield, as the sole pre-IPO stockholder, the right to receive future payments from us for 85% of the amount of cash savings, if any, in U.S. federal income tax and Swiss tax that we and our subsidiaries realize as a result of the utilization of certain tax assets attributable to periods prior to our IPO, including certain federal net operating losses ("NOLs"), previously taxed income under Section 959 of the Code, foreign tax credits, and certain NOLs in GrafTech Switzerland SA. In addition, we will pay interest on the payments we will make to Brookfield with respect to the amount of these cash savings from the due date (without extensions) of our tax return where we realize these savings to the payment date at a rate equal to the LIBO Rate plus 1.00% per annum. The term of the TRA commenced on April 23, 2018 and will continue until there is no potential for any future tax benefit payments.
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
As of December 31, 2019, the total TRA liability was $89.9 million, of which $27.9 million was classified as a current liability in "Related party payable-tax receivable agreement" on the balance sheet, and $62.0 million of the liability remained as a long-term liability in "Related party payable-tax receivable agreement" on the balance sheet. The 2019 current liability was settled in the first quarter of 2020. In the first quarter of 2020, the TRA liability was reduced by $3.3 million due to the revised profit expectation for 2020, caused by the COVID-19 pandemic. The reduction was recorded as a "Related Party Tax Receivable Agreement Benefit" on the Consolidated Statement of Operations. As of September 30, 2020, the total TRA liability was $58.6 million, of which $16.1 million was classified as a current liability in "Related party payable-tax receivable agreement" and $42.5 million remained as a long-term liability in "Related party payable-tax receivable agreement" on the balance sheet.
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
Given the successful completion of the IPO in the second quarter of 2018, it is reasonably possible that a Change in Control, as defined above, may ultimately happen and that the awarded Profit Units will be subsequently paid out to the participants. Depending on Brookfield’s sales proceeds, the potential liability triggered by a Change in Control is estimated to be in the range of $55 million to $70 million. As of September 30, 2020, the Profit Unit awards are 100% vested.
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

The following table summarizes the provision for income taxes for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Tax expense	$18,104	$20,755	$61,838	$90,940
Pretax income	112,338	196,631	371,116	660,620
Effective tax rates	16.1%	10.6%	16.7%	13.8%
The effective tax rate for the three months ended September 30, 2020 was 16.1%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates, which is partially offset by the net combined impact related to the U.S. taxation of global intangible low taxed income ("GILTI") and Foreign Tax Credits ("FTCs").

The effective tax rate for the three months ended September 30, 2019 was 10.6%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates.

The tax expense decreased from $20.8 million for the three months ended September 30, 2019 to $18.1 million for the three months September 30, 2020. This decrease is primarily related to the reduction in pretax income and worldwide earnings from various countries taxed at different rates, partially offset by a higher relative combined impact of GILTI and FTCs.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the nine months ended September 30, 2020, the effective tax rate of 16.7% differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates which is partially offset by the net combined impact related to the U.S. taxation of GILTI and FTCs.

For the nine months ended September 30, 2019, the effective tax rate of 13.8% differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates.

The tax expense decreased from $90.9 million for the nine months ended September 30, 2019 to $61.8 million for the nine months ended September 30, 2020. This decrease is primarily related to the reduction in pretax income and worldwide earnings from various countries taxed at different rates, partially offset by a higher relative combined impact of GILTI and FTCs.

As of September 30, 2020, we had unrecognized tax benefits of $0.1 million, which, if recognized, would have a favorable impact on our effective tax rate.

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
We have no foreign currency cash flow hedges outstanding as of September 30, 2020 and December 31, 2019 and, therefore, no unrealized gains or losses reported under accumulated other comprehensive income (loss).
As of September 30, 2020, we had outstanding Mexican peso, euro, Swiss franc, South African rand and Japanese yen currency contracts with an aggregate notional amount of $63.5 million. As of December 31, 2019, we had outstanding Mexican peso, South African rand, euro, Swiss franc and Japanese yen currency contracts, with an aggregate notional amount of $78.8 million. The foreign currency derivatives outstanding as of September 30, 2020 have maturities through December 31, 2020, and were not designated as hedging instruments.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commodity derivative contracts
We have entered into commodity derivative contracts for refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. We had outstanding commodity derivative contracts as of September 30, 2020 with a notional amount of $67.2 million with maturities from October 2020 to June 2022. The outstanding commodity derivative contracts represented a pre-tax net unrealized loss within "Accumulated Other Comprehensive Income" of $8.9 million as of September 30, 2020. We had outstanding commodity derivative contracts as of December 31, 2019 with a notional amount of $99.5 million representing a pre-tax net unrealized loss of $3.7 million.
Interest rate swap contracts
During the third quarter of 2019, the Company entered into four interest rate swap contracts. The contracts are "pay fixed, receive variable" with notional amounts of $500 million maturing in two years and another $500 million maturing in five years. The Company’s risk management objective was to fix its cash flows associated with the risk in variability in the one-month U.S. LIBO Rate for a portion of our outstanding debt. It is expected that these swaps will fix the cash flows associated with the forecasted interest payments on this notional amount of debt to an effective fixed interest rate of 5.1%, which could be lowered to 4.85% depending on credit ratings. Within "Other Comprehensive Income", we recorded a net unrealized pre-tax loss of $16.2 million for the nine months ended September 30, 2020. The fair value of these contracts was determined using Level 2 inputs.
Net investment hedges
We use certain intercompany debt to hedge a portion of our net investment in our foreign operations against currency exposure (net investment hedge). In the second quarter of 2020, we discontinued our net investment hedge following a reduction in the investment that materially decreased the currency exposure. As of December 31, 2019, intercompany debt denominated in foreign currency and designated as a non-derivative net investment hedging instrument was $5.5 million. Within the currency translation adjustment portion of "Other Comprehensive Income", we recorded no pre-tax gains or losses and $1.2 million pre-tax gains for the three and nine months ended September 30, 2020, respectively. Within the currency translation adjustment portion of "Other Comprehensive Income", we recorded pre-tax loss of $0.7 million and $0.5 million for the three and nine months ended September 30, 2019.
The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Condensed Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, the fair value of our derivatives and their respective balance sheet locations are presented in the following tables:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of September 30, 2020	(Dollars in thousands)
Derivatives designated as cash flow hedges:
Commodity derivative contracts	Prepaid and other current assets	$1	Other accrued liabilities	$4,653
	Other long-term assets	—	Other long-term obligations	4,261
Interest rate swap contracts	Prepaid and other current assets	—	Other accrued liabilities	5,730
	Other long-term assets	—	Other long-term obligations	7,609
Total fair value		$1		$22,253

As of December 31, 2019
Derivatives designated as cash flow hedges:
Commodity derivative contracts	Prepaid and other current assets	$104	Other accrued liabilities	$1,872
	Other long-term assets	369	Other long-term obligations	2,255
Interest rate swap contracts	Prepaid and other current assets	253	Other accrued liabilities	—
	Other long-term assets	2,684	Other long-term obligations	72
Total fair value		$3,410		$4,199

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of September 30, 2020	(Dollars in thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$817	Other current liabilities	$161
Commodity derivatives contracts	Prepaid and other current assets	165	Other accrued liabilities	—
		$982		$161
As of December 31, 2019
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$239	Other current liabilities	$81
Commodity derivatives contracts	Prepaid and other current assets	376	Other accrued liabilities	—
		$615		$81
The realized (gains) losses resulting from the settlement of commodity derivative contracts designated as hedges remain in "Accumulated Other Comprehensive Income" until they are recognized in the Statement of Operations when the hedged item impacts earnings, which is when the finished product is sold. As of September 30, 2020 and 2019, net realized pre-tax losses of $8.0 million and pre-tax gains of $7.3 million, respectively, were reported under "Accumulated Other Comprehensive Income" and will be and were, respectively, released to earnings within the following 12 months. See the table below for amounts recognized in the Statement of Operations.
The location and amount of realized (gains) losses on derivatives are recognized in the Statements of Operations as follows for the periods ended September 30, 2020 and 2019:

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Consolidated Statement of Operations	For the Three Months Ended September 30,
		2020	2019
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Commodity derivative contracts	Cost of sales	$(1,295)	$(3,145)
Interest rate swap	Interest expense	1,537	(323)

Derivatives not designated as hedges:
Foreign currency derivatives	Cost of sales, Other (income) expense	$(243)	$173
Commodity derivative contracts	Cost of sales	(207)	—

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Consolidated Statement of Operations	For the Nine Months Ended September 30,
		2020	2019
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Commodity contract hedges	Cost of sales	$(5,234)	$(6,994)
Interest rate swap contracts	Interest expense	2,852	(323)

Derivatives not designated as hedges:
Foreign currency derivatives	Cost of sales, Other (income) expense	$(959)	$(648)
Commodity derivative contracts	Cost of sales	(321)	—

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) Accumulated Other Comprehensive Income (Loss)
The balance in our accumulated other comprehensive income (loss) is set forth in the following table:

	As of September 30, 2020	As of December 31, 2019
	(Dollars in thousands)
Foreign currency translation adjustments, net of tax	$(15,376)	$(9,293)
Commodity and interest rate derivatives, net of tax	(23,785)	1,932
Total accumulated comprehensive income (loss)	$(39,161)	$(7,361)
(12) Earnings per Share
During the nine months ended September 30, 2020, we repurchased 3,328,574 shares of our common stock under the repurchase program that was approved on July 30, 2019. These shares were subsequently retired. There were no shares repurchased under this program during the three months ended September 30, 2020.
The following table shows the information used in the calculation of our basic and diluted earnings per share calculation for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Weighted average common shares outstanding for basic calculation	267,265,705	290,112,233	267,908,427	290,410,859
Add: Effect of stock options, deferred share units and restricted stock units	13,850	15,063	12,463	11,492
Weighted average common shares outstanding for diluted calculation	267,279,555	290,127,296	267,920,890	290,422,351
Basic earnings per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding, which includes 77,157 and 65,264 shares of participating securities in the three and nine months ended September 30, 2020, respectively, and 36,546 and 28,914 shares of participating securities in the three and nine months ended September 30, 2019. Diluted earnings per share are calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of 1,730,960 and 1,644,002 equivalent shares in the three and nine months ended September 30, 2020, respectively, and 1,303,854 and 1,203,220 equivalent shares in the three and nine months ended September 30, 2019, respectively, as these shares are anti-dilutive.
(13) Stock-Based Compensation
Stock-based compensation awards granted by our Board of Directors for the three and nine months ended September 30, 2020 and 2019 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Award type:
Stock options	4,000	—	304,000	207,000
Deferred share units	20,027	16,176	44,670	23,121
Restricted stock units	16,729	1,551	328,720	235,170

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the three months ended September 30, 2020 and 2019, we recognized $0.8 million and $0.7 million, respectively, in stock-based compensation expense. A majority of the expense, $0.7 million and $0.6 million respectively, was recorded as selling and administrative expense in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales.
In the nine months ended September 30, 2020 and 2019, we recognized $1.9 million and $1.6 million, respectively, in stock-based compensation expense. A majority of the expense, $1.6 million and $1.4 million, respectively, was recorded as selling and administrative expense in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales.
As of September 30, 2020, unrecognized compensation cost related to non-vested stock options, deferred share units and restricted stock units was $8.4 million, which will be recognized over the remaining weighted average life of 3.6 years.
Stock Option, Deferred Share Unit and Restricted Stock Unit awards activity under the Omnibus Equity Incentive Plan for the nine months ended September 30, 2020 was as follows:
Stock Options

	Number of Shares	Weighted- Average Exercise Price
Outstanding unvested as of December 31, 2019	931,658	$15.06
Granted	304,000	8.99
Vested	(186,162)	15.20
Forfeited	(143,960)	14.82
Outstanding unvested as of September 30, 2020	905,536	$13.03
Deferred Share Unit and Restricted Stock Unit awards

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested as of December 31, 2019	282,716	$12.83
Granted	373,390	8.77
Vested	(87,112)	10.18
Forfeited	(45,760)	12.24
Outstanding unvested as of September 30, 2020	523,234	$10.43
(14) Subsequent Events
In October 2020, we repaid an additional $60 million under our term loan. We will continue to prioritize balance sheet flexibility and expect to use the majority of fourth quarter incremental free cash flow to further repay debt.
On November 2, 2020, our Board of Directors declared a quarterly dividend of $0.01 per share to stockholders of record as of the close of business on November 30, 2020, to be paid on December 31, 2020.

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
The environmental and economic advantages of electric arc furnace steel production positions both that industry and the graphite electrode industry for continued long-term growth.
We believe GrafTech's leadership position, strong cash flows, and advantaged low cost structure and vertical integration are sustainable competitive advantages. Our services and solutions we provide will position our customers and us for a better future.
COVID-19 and Operational Update
GrafTech continues to proactively manage through the COVID-19 crisis. Our executive-led COVID-19 response team meets three times per week to monitor the ongoing situation and respond as needed.
Our plants have remained operational through the current pandemic and maintained a 98% on-time delivery rate. Our global footprint gives us the flexibility to move or adjust production if needed.
We continue to focus on containing our costs and aligning production to current sales levels for the remainder of the year. We expect to meet our reduced full year capital expenditure estimate of approximately $35 million.
Commercial Update
GrafTech services customers at over 300 locations across the globe, all of which have been impacted by COVID-19. We are seeing a measured recovery in the global steel markets compared to the second quarter, with each region recovering at different rates, and anticipate this will have a positive influence on graphite electrode demand. In the third quarter, the global (ex-China) steel market capacity utilization rate improved to over 60%. In the U.S., the third quarter capacity utilization rate was approximately 64%. By late October, the capacity utilization rate in the U.S. steel market approached 70%.
The commercial team has worked diligently to achieve solid results in the current environment. Year-to-date sales volumes through the third quarter were 98 thousand metric tons ("MT"), consisting of LTA volumes of 82 thousand MT and non-LTA volumes of 16 thousand MT.
During the third quarter, our average price from LTAs declined slightly to approximately $9,300 per MT, reflecting the impacts of product mix, LTA modifications and other adjustments. Due to favorable mix in the quarter, the average price for our non-LTA business increased slightly to approximately $5,700 per MT. However, as anticipated, we believe the general spot price of graphite electrodes continued to trend lower during the third quarter. Given the continuing uncertainty caused by the pandemic and the macro-economic headwinds we and our customers face, we expect overall demand and pricing for our graphite electrodes to remain low for the remainder of 2020 as our customers continue to work through their existing graphite electrode inventories.
The current market conditions are challenging for our customers, including those with LTAs, and we have some customers that are continuing to struggle to take their committed volumes. This is causing some non-performance and disputes, including a few arbitrations associated with, among other things, efforts to modify existing contracts. As such, we will continue to work to preserve our rights under the LTAs.
We are working hard with our valued customers to develop mutually beneficial solutions and have successfully negotiated LTA modifications with several of these customers during the third quarter. We are able to provide near-term relief in exchange for additional contractual commitments going forward. We expect to continue to finalize more of these beneficial negotiations in the coming months.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Capital Structure and Capital Allocation
During the third quarter, we reduced our debt by approximately $150 million. After the quarter end, we further reduced our debt by an additional $60 million, bringing 2020 debt reduction to $313 million through the end of October. We will continue to prioritize balance sheet flexibility and expect to use the majority of fourth quarter incremental free cash flow to reduce debt.
Outlook
For the remainder of 2020, we anticipate our full year LTA sales volumes to be above the midpoint of the expected range of 100 thousand - 115 thousand MT. We now expect our full year LTA revenue will be between $1,000 million and $1,080 million in 2020.
With the LTA modifications and ongoing customer discussions, we are able to provide estimated shipments of graphite electrodes for the final two years of the initial term under our LTAs and for the years 2023 through 2024 as follows:

	2021	2022	2023 through 2024
Estimated LTA volume(1)	98-108	95-105	35-45
Estimated LTA revenue(2)	$925-$1,025	$910-$1,010	$350-$450(3)

(1) In thousands of metric tons
(2) In millions
(3) Includes expected termination fees from a few customers that have failed to meet certain obligations under their LTAs
Key metrics used by management to measure performance
In addition to measures of financial performance presented in our Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles ("GAAP"), we use certain other financial measures and operating metrics to analyze the performance of our company. The “non-GAAP” financial measures consist of EBITDA and adjusted EBITDA, which help us evaluate growth trends, establish budgets, assess operational efficiencies and evaluate our overall financial performance. The key operating metrics consist of sales volume, production volume, production capacity and capacity utilization.
Key financial measures

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net sales	$286,987	$420,797	$886,351	$1,376,181
Net income	94,234	175,876	309,278	569,680
EBITDA (1)	150,960	242,026	483,634	802,569
Adjusted EBITDA (1)	153,105	245,454	483,408	813,673
(1) Non-GAAP financial measures; see below for information and a reconciliation of EBITDA and adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Key operating metrics

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except price data)	2020	2019	2020	2019
Sales volume (MT)(1)	33	40	98	130
Production volume (MT)(2)	32	40	98	136
Production capacity excluding St. Marys (MT)(3)(4)	48	48	150	150
Capacity utilization excluding St. Marys (3)(5)	67%	83%	65%	91%
Total production capacity (MT)(4)(6)	55	55	171	171
Total capacity utilization(5)(6)	58%	73%	57%	80%

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
(6) Includes graphite electrode facilities in Calais, France; Monterrey, Mexico; Pamplona, Spain and St. Marys, Pennsylvania.
Non-GAAP financial measures
In addition to providing results that are determined in accordance with GAAP, we have provided certain financial measures that are not in accordance with GAAP. EBITDA and adjusted EBITDA are non-GAAP financial measures. We define EBITDA, a non-GAAP financial measure, as net income or loss plus interest expense, minus interest income, plus income taxes, and depreciation and amortization. We define adjusted EBITDA as EBITDA plus any pension and other post-employment benefit ("OPEB") plan expenses, initial and follow-on public offering and related expenses, non-cash gains or losses from foreign currency remeasurement of non-operating assets and liabilities in our foreign subsidiaries where the functional currency is the U.S. dollar, related party Tax Receivable Agreement adjustment, stock-based compensation and non-cash fixed asset write-offs. Adjusted EBITDA is the primary metric used by our management and our Board of Directors to establish budgets and operational goals for managing our business and evaluating our performance.
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
•adjusted EBITDA does not reflect related party Tax Receivable Agreement adjustments;
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$94,234	$175,876	$309,278	$569,680
Add:
Depreciation and amortization	16,241	15,357	45,074	46,387
Interest expense	22,474	31,803	69,026	98,472
Interest income	(93)	(1,765)	(1,582)	(2,910)
Income taxes	18,104	20,755	61,838	90,940
EBITDA	150,960	242,026	483,634	802,569
Adjustments:
Pension and OPEB plan expenses (1)	583	800	1,666	2,397
Initial and follow-on public offering and related expenses (2)	—	160	4	1,409
Non-cash loss (gain) on foreign currency remeasurement (3)	798	(185)	(441)	842
Stock-based compensation (4)	764	706	1,891	1,568
Non-cash fixed asset write-off (5)	—	1,947	—	4,888
Related party Tax Receivable Agreement adjustment(6)	—	—	(3,346)	—
Adjusted EBITDA	$153,105	$245,454	$483,408	$813,673
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
Sales volume reflects only graphite electrodes manufactured by GrafTech. For a discussion of our revenue recognition policy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Revenue Recognition.” in our Annual Report on Form 10-K. Sales volume helps investors understand the factors that drive our net sales.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Results of Operations
The Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
The tables presented in our period-over-period comparisons summarize our Condensed Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our Management's Discussion and Analysis ("MD&A"), insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	For the Three Months Ended September 30,		Increase/ Decrease	% Change
	2020	2019
	(Dollars in thousands)

Net sales	$286,987	$420,797	$(133,810)	(32)%
Cost of sales	131,862	178,497	(46,635)	(26)%
Gross profit	155,125	242,300	(87,175)	(36)%
Research and development	650	611	39	6%
Selling and administrative expenses	19,062	15,708	3,354	21%
Operating income	135,413	225,981	(90,568)	(40)%
Other expense (income), net	694	(688)	1,382	(201)%
Interest expense	22,474	31,803	(9,329)	(29)%
Interest income	(93)	(1,765)	1,672	(95)%
Income before provision for income taxes	112,338	196,631	(84,293)	(43)%
Provision for income taxes	18,104	20,755	(2,651)	(13)%
Net income	$94,234	$175,876	$(81,642)	(46)%
Net sales. Net sales decreased from $420.8 million in the three months ended September 30, 2019 to $287.0 million in the three months ended September 30, 2020. Lower net sales reflect an 18% decrease in sales volume driven primarily by the impact of COVID-19 on steel production levels and continued customer inventory destocking. We realized lower average spot prices resulting from this lower demand. Prices achieved from our long-term agreements ("LTAs") were also lower in the three months ended September 30, 2020 as compared to the same period of 2019 due primarily to mix, LTA modifications and other adjustments.
Cost of sales. We experienced a decrease in cost of sales from $178.5 million in the three months ended September 30, 2019 to $131.9 million in the three months ended September 30, 2020, primarily due to the 18% decrease in sales volume of manufactured electrodes. Additionally, cost of sales was lower due to less usage of third-party needle coke.
Selling and administrative expenses. Selling and administrative expenses increased from $15.7 million in the three months ended September 30, 2019 to $19.1 million in the three months ended September 30, 2020 primarily due to higher legal costs.
Interest expense. Interest expense decreased from $31.8 million in the three months ended September 30, 2019 to $22.5 million in the three months ended September 30, 2020, primarily due to lower interest rates and lower average borrowings. During the three months ended September 30, 2020, we reduced our term loan by $150.0 million. We realized a $0.8 million benefit to interest expense resulting from gains on certain of these transactions in the three months ended September 30, 2020.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Provision for income taxes. The following table summarizes the expense for income taxes:

	For the Three Months Ended September 30,
	2020	2019
	(Dollars in thousands)

Tax expense	$18,104	$20,755
Pretax income	112,338	196,631
Effective tax rates	16.1%	10.6%

The effective tax rate for the three months ended September 30, 2020 was 16.1%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates which are offset by the net increase related to the U.S. taxation of global intangible low taxed income ("GILTI") and the Section 250 Deduction and Foreign Tax Credits ("FTC").
The effective tax rate for the three months ended September 30, 2019 was 10.6%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates.
Tax expense decreased from $20.8 million for the three months ended September 30, 2019 to $18.1 million for the three months ended September 30, 2020. This change is primarily related to the reduction in profits.
The Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
The tables presented in our period-over-period comparisons summarize our Condensed Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our MD&A, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	For the Nine Months Ended September 30,		Increase/ Decrease	% Change
	2020	2019
	(Dollars in thousands)

Net sales	$886,351	$1,376,181	$(489,830)	(36)%
Cost of sales	401,379	571,068	(169,689)	(30)%
Gross profit	484,972	805,113	(320,141)	(40)%
Research and development	2,072	1,961	111	6%
Selling and administrative expenses	49,995	46,328	3,667	8%
Operating income	432,905	756,824	(323,919)	(43)%
Other (income) expense	(2,309)	642	(2,951)	(460)%
Related party Tax Receivable Agreement benefit	(3,346)	—	(3,346)	N/A
Interest expense	69,026	98,472	(29,446)	(30)%
Interest income	(1,582)	(2,910)	1,328	(46)%
Income before provision for income taxes	371,116	660,620	(289,504)	(44)%
Provision for income taxes	61,838	90,940	(29,102)	(32)%
Net income	$309,278	$569,680	$(260,402)	(46)%
Net sales. Net sales decreased by $489.8 million, or 36%, from $1,376.2 million in the nine months ended September 30, 2019 to $886.4 million in the nine months ended September 30, 2020. Lower net sales reflect a 25% decrease in sales volume driven primarily by the impact of COVID-19 on steel production levels and continued customer inventory destocking. Additionally, during the same period, spot prices declined significantly and we experienced a reduction in the resale of purchased electrodes.
Cost of sales. Cost of sales decreased by $169.7 million, or 30%, from $571.1 million in the nine months ended September 30, 2019 to $401.4 million in the nine months ended September 30, 2020. This decrease was primarily due to the

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

25% decrease in sales volume of manufactured electrodes, as well as less usage of third-party needle coke. Additionally, cost of sales was lower due to a reduction in the resale of purchased electrodes.
Selling and administrative expenses. Selling and administrative expenses increased from $46.3 million in the nine months ended September 30, 2019 to $50.0 million in the nine months ended September 30, 2020 primarily due to increased legal costs.
Other (income) expense. Other expense changed by $3.0 million, from an expense of $0.6 million in the nine months ended September 30, 2019 to income of $2.3 million in the nine months ended September 30, 2020. This change was primarily due to advantageous non-cash foreign currency impacts on non-operating assets and liabilities.
Related party Tax Receivable Agreement benefit. During the first quarter of 2020, the Company recorded an adjustment to our Related-party payable-Tax Receivable Agreement liability resulting in a benefit of $3.3 million due to the revised profit expectation for the year 2020, primarily caused by the COVID-19 pandemic.
Interest expense. Interest expense decreased by $29.4 million from $98.5 million in the nine months ended September 30, 2019 to $69.0 million in the same period of 2020, primarily due to lower interest rates and lower average borrowings. We made repayments of $125 million on our term loans in the first quarter of 2019 and $225 million in the fourth quarter of 2019. During the nine months ended September 30, 2020, we reduced our term loan by $253 million. We realized a $3.8 million benefit to interest expense resulting from gains on certain of these transactions in the nine months ended September 30, 2020.
Provision for income taxes. The following table summarizes the expense for income taxes:

	For the Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)

Tax expense	$61,838	$90,940
Pre-tax income	371,116	660,620
Effective tax rates	16.7%	13.8%
The effective tax rate for the nine months ended September 30, 2020 was 16.7%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates, which was offset by a net increase related to the U.S. taxation of GILTI and FTC.
The tax expense decreased from $90.9 million for the nine months ended September 30, 2019 to $61.8 million for the nine months ended September 30, 2020 primarily from the decrease in earnings.
The effective tax rate for the nine months ended September 30, 2019 was 13.8%. This rate differed from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates.
GrafTech has considered the tax impact of COVID-19 legislation, including the U.S. Coronavirus Aid, Relief and Economic Security (CARES) Act and has concluded that there is no material tax impact. The Company continues to monitor the tax effects of any legislative changes.
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
The impact of these changes in the average exchange rates of other currencies against the U.S. dollar on our net sales was an increase of $2.5 million and $0.5 million for the three and nine months ended September 30, 2020, respectively, compared to the same period of 2019. The impact of these changes on our cost of sales was a decrease of $0.7 million and $5.0 million for the three and nine months ended September 30, 2020, respectively, compared to the same period of 2019.
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
We believe that we have adequate liquidity to meet our needs. As of September 30, 2020, we had liquidity of $405.7 million, consisting of $246.9 million of availability under our 2018 Revolving Facility (subject to continued compliance with the financial covenants and representations) and cash and cash equivalents of $158.8 million. We had long-term debt of $1,564.4 million and short-term debt of $0.1 million as of September 30, 2020. As of December 31, 2019, we had liquidity of $327.8 million consisting of $246.9 million available on our 2018 Revolving Facility (subject to continued compliance with the financial covenants and representations) and cash and cash equivalents of $80.9 million. We had long-term debt of $1,812.7 million and short-term debt of $0.1 million as of December 31, 2019.
As of September 30, 2020 and December 31, 2019, $130.3 million and $41.4 million, respectively, of our cash and cash equivalents were located outside of the U.S. We repatriate funds from our foreign subsidiaries through dividends. All of our subsidiaries face the customary statutory limitation that distributed dividends do not exceed the amount of retained and current earnings. In addition, for our subsidiary in South Africa, the South Africa Central Bank requires that certain solvency and liquidity ratios remain above defined levels after the dividend distribution, which historically has not materially affected our ability to repatriate cash from this jurisdiction. The cash and cash equivalents balances in South Africa were $0.6 million and $0.8 million as of September 30, 2020 and December 31, 2019, respectively. Upon repatriation to the U.S., the foreign source portion of dividends we receive from our foreign subsidiaries is no longer subject to U.S. federal income tax as a result of The Tax Cuts and Jobs Act (the "Tax Act").
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
We had availability under the 2018 Revolving Facility of $246.9 million as of September 30, 2020 and December 31, 2019, which consisted of the $250 million limit reduced by $3.1 million of outstanding letters of credit.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
On July 30, 2019, our Board of Directors authorized a program to repurchase up to $100 million of our outstanding common stock. We may purchase shares from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18 plans. The amount and timing of repurchases are subject to a variety of factors including liquidity, stock price, applicable legal requirements, other business objectives and market conditions. We have repurchased 4,333,259 shares of common stock for a total purchase price of $40.9 million under this program since inception. There were no shares repurchased under this program during the three months ended September 30, 2020.
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
We repaid $350 million on our 2018 Term Loan Facility in 2019. During the three and nine months ended September 30, 2020, we retired $149.7 million and $253.0 million of principal of our term loans, respectively. Subsequent to September 30, 2020, we repaid an additional $60.0 million of our term loans. In light of the recent economic downturn, we are now prioritizing balance sheet flexibility and debt repayment. We anticipate using a majority of the cash flow that we generate to repay debt, but we will continue to examine opportunities to repurchase our common stock. As a result of government enacted COVID-19 relief in a foreign jurisdiction, we were able to defer a tax payment of approximately $50 million that was scheduled to be made in the first quarter of 2020 until the fourth quarter of 2020. During the nine months ended September 30, 2020, we paid $31.9 million to various tax collecting agencies worldwide.
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
    Capital expenditures totaled $30.7 million in the nine months ended September 30, 2020. We previously reduced our planned capital expenditures for the full year by approximately one-half to a level of approximately $35 million and we remain committed to this goal. We are managing inventory levels to match demand. Due to timing of purchases, inventory levels increased during the first quarter of 2020. We expect overall inventory levels to decrease over the remainder of 2020.
In the event that operating cash flows fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our 2018 Revolving Facility, to the extent available.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

    Cash Flows
The following table summarizes our cash flow activities:

	For the Nine Months Ended September 30,
	2020	2019
	(in millions)
Cash flow provided by (used in):
Operating activities	$416.7	$584.8
Investing activities	$(30.6)	$(44.0)
Financing activities	$(307.6)	$(208.5)
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
During the nine months ended September 30, 2020, changes in working capital resulted in a net source of funds of $85.1 million, which was impacted by:
•net cash inflows in accounts receivable of $78.4 million from the decrease in accounts receivable due to lower sales;
•net cash inflows in inventory of $10.4 million from our efforts to reduce inventory levels and lower production levels;
•net cash inflows of $5.4 million from the decrease in other current assets primarily due to value-added tax refunds received from foreign governments;
•net cash inflows from increased income taxes payable of $16.0 million resulting from our ability to defer approximately $50.0 million of tax payment in a foreign jurisdiction resulting from government enacted COVID-19 relief, partially offset by lower required tax payments due to lower profitability; and
•net cash outflows from decreases in accounts payable and accruals of $25.1 million, due to lower purchases of third-party needle coke and payments.
Uses of cash in the nine months ended September 30, 2020 included contributions to pension and other benefit plans of $5.3 million, cash paid for interest of $68.0 million, payments under our Tax Receivable Agreement of $27.9 million and taxes paid of $31.9 million.
During the nine months ended September 30, 2019, changes in working capital resulted in a net use of funds of $80.3 million, which was impacted by:
•net cash outflows in accounts receivable of $20.7 million from the increase in accounts receivable due to the timing of sales and collections;
•net cash outflows from increases in inventory of $19.9 million, due primarily to higher priced raw materials;

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

•net cash inflows from the utilization of prepaid assets of $5.7 million;
•net cash outflows from decreased income taxes payable of $28.2 million, resulting from required tax payments as our profitability has increased; and
•net cash inflows from increases in accounts payable and accruals of $17.3 million, due to the timing of payments.
Uses of cash in the six months ended September 30, 2019 included contributions to pension and other benefit plans of $2.3 million, cash paid for interest of $93.6 million and taxes paid of $87.0 million.
Investing Activities
Net cash used in investing activities was $30.6 million during the nine months ended September 30, 2020, resulting from capital expenditures.
Net cash used in investing activities was $44.0 million during the nine months ended September 30, 2019, resulting from capital expenditures.
 Financing Activities
Net cash outflow from financing activities was $307.6 million during the nine months ended September 30, 2020, which was the result of the repayment of $249.2 million on our Term Loans, $28.2 million of total dividends to stockholders and $30.1 million of stock repurchases.
Net cash outflow from financing activities was $208.5 million during the nine months ended September 30, 2019, which was the result of our $125.0 million payment on our Term Loan debt, $74.0 million of total dividends to stockholders and $9.5 million of stock repurchases.
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
Interest rate risk management. We periodically enter into agreements with financial institutions that are intended to limit our exposure to additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure. During the third quarter of 2019, we entered into interest rate swaps resulting in a net unrealized pre-tax loss of $13.3 million as of September 30, 2020 and net unrealized pre-tax gain of $2.9 million as of December 31, 2019.
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
The outstanding foreign currency derivatives represented $0.7 million pre-tax net gain as of September 30, 2020 and a net pre-tax gain of $0.2 million as of December 31, 2019.
Energy commodity management. We have entered into commodity derivative contracts to effectively fix some or all of our exposure to refined oil products. The outstanding commodity derivative contracts represented a net unrealized pre-tax loss of $8.9 million and $3.7 million as of September 30, 2020 and December 31, 2019, respectively.
Sensitivity analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the underlying exposures as well as on the fair values of our derivatives. The sensitivity analysis for the derivatives represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction.
A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $3.5 million, net of the impact of our interest rate swap, for the nine months ended September 30, 2020. The same 100 basis points increase would have resulted in an increase of $13.7 million in the fair value of our interest rate swap portfolio.
As of September 30, 2020, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease of $5.3 million or a corresponding increase of $5.3 million, respectively, in the fair value of the foreign currency hedge portfolio.
A 10% increase or decrease in the value of the underlying commodity prices that we hedge would have resulted in a corresponding increase or decrease of $6.7 million in the fair value of the commodity hedge portfolio as of September 30, 2020. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
For further information related to the financial instruments described above, see Note 10 "Derivative Instruments" to the Notes to Condensed Consolidated Financial Statements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Management is responsible for establishing and maintaining adequate disclosure controls and procedures at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a reporting company in the reports that it files or submits under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by it in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective at the reasonable assurance level as of September 30, 2020.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
We are involved in various arbitrations pending before the International Chamber of Commerce with several customers who, among other things, have failed to perform under their LTAs and in certain instances are seeking to modify or frustrate their contractual commitments to us. We intend to vigorously enforce our rights under these agreements.

On September 30, 2020, a stockholder of the Company filed a lawsuit in the Delaware Court of Chancery. The stockholder challenges the fairness of the Company's repurchase of shares of its common stock from Brookfield Asset Management Inc. (“Brookfield”), for $250 million pursuant to a December 3, 2019 share repurchase agreement and also a related block trade by Brookfield of GrafTech shares of common stock. The stockholder, on behalf of an alleged class of holders of GrafTech shares of common stock as of December 3, 2019 and also purportedly on behalf of the Company, asserts claims for breach of fiduciary duty against certain members of the Company’s Board of Directors and Brookfield. The stockholder also challenges the appointment of the newest independent director to the Company's Board of Directors, as allegedly in violation of the Company's Amended and Restated Certificate of Incorporation and the Stockholder Rights Agreement with certain Brookfield entities and affiliates. The stockholder seeks, among other things, an award of monetary relief to the Company and a declaration that the appointment of the newest independent director to the Board of Directors is invalid.

Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and we intend to vigorously defend it. As of September 30, 2020, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
The National Water Commission in Mexico ("CONAGUA"), initiated an administrative proceeding with respect to water usage at the Company’s Monterrey facility on November 26, 2018. The inquiry relates to an audit of historical water usage fees and related assessments for the facility. The Company is cooperating with CONAGUA with respect to this matter.
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
In December 2019, there was an outbreak of a novel strain of coronavirus ("COVID-19") identified in China that has since spread to nearly all regions of the world.  The outbreak was subsequently declared a pandemic by the World Health Organization in March 2020.  To date, the COVID-19 outbreak and preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas and significant disruption in the financial markets and economy both globally and in the U.S.

In response to the pandemic and related mitigation measures, we began implementing changes in our business in February 2020 to protect our employees and customers, and to support appropriate health and safety protocols, which included: (i) canceling travel and eliminating in-person meetings, (ii) working from home where possible, and (iii) establishing a "Safe-Work Playbook" for our sites. Our plant procedures include temperature measurements where permitted, personal protective equipment, mandatory use of gloves, social distancing, frequent cleaning and disinfecting and the use of daily check sheets to keep team members highly focused on these new procedures.  As the pandemic continues, we continue to limit travel and have certain employees working from home on rotations so that all employees are not in our offices at the same time. While all of these measures have been necessary and appropriate, they have resulted in additional costs and have adversely impacted our business and financial performance.
While the outbreak had begun to subside in certain areas of the world where we operate and serve our customers, the infection rates in some of these areas have experienced a resurgence in the spread of COVID-19 and the infection rates in other areas continue to escalate. As a result, we are unable to predict the ultimate impact of the COVID-19 outbreak at this time. The pandemic has adversely affected, and is expected to continue to adversely affect, our business, results of operations, financial position and cash flows. Such effects may be material and the potential impacts include, but are not limited to:
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
•reductions in our operating effectiveness due to workforce disruptions from COVID-19 restrictions and social distancing resulting from, among other things, “shelter in place” and “stay at home” orders, and the unavailability of key personnel necessary to conduct our business activities; and
•volatility in the global financial markets, which could have a negative impact on our ability to access capital and additional sources of financing in the future.
In addition, we cannot predict the impact that the COVID-19 pandemic will have on our customers, employees, suppliers and distributors, and any adverse impacts on these parties may have a material adverse impact on our business. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in Item 1A, “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, any of which could have a material effect on us. This situation is continues to change rapidly and additional impacts may arise that we are not aware of currently.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
The table below sets forth the information on a monthly basis regarding GrafTech's purchases of its common stock, par value $0.01 per share, during the third quarter of 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1 through July 31, 2020	—	$—	—	$59,030,305
August 1 through August 31, 2020	—	$—	—	$59,030,305
September 1 through September 30, 2020	—	$—	—	$59,030,305
Total	—		—
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

31.1*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by David J. Rintoul, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Quinn J. Coburn, Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial Officer).

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David J. Rintoul, President and Chief Executive Officer (Principal Executive Officer).

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Quinn J. Coburn, Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial Officer).

101	The following financial information from GrafTech International Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders' Equity (Deficit), and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).

____________________________
*    Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	November 3, 2020	By:	/s/ Quinn J. Coburn
Quinn J. Coburn
Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial Officer)