Form 10-Q
period 2021-03-31
GRAFTECH INTERNATIONAL LTD
filed 2021-05-05
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒	Emerging Growth Company	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2021, 267,258,940 shares of common stock, par value $0.01 per share, were outstanding.

Presentation of Financial, Market and Legal Data
We present our financial information on a consolidated basis. Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.
Unless otherwise specifically noted, market and market share data in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (the "Report") are our own estimates or derived from sources described in our Annual Report on Form 10-K for the year ended December 31, 2020 ("Annual Report on Form 10-K") filed on February 23, 2021. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Forward-Looking Statements” and “Risk Factors” in this Report and in our Annual Report on Form 10-K. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources have consented to the disclosure or use of data in this Report.
Forward-Looking Statements
Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Report may contain forward-looking statements that reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “foresee,” “intend,” “should,” “would,” “could,” “target,” “goal,” “continue to,” “positioned to,” “are confident”, or the negative versions of those words or other comparable words. Any forward-looking statements contained in this Report are based upon our historical performance and on our current plans, estimates and expectations considering information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates, or expectations contemplated by us will be achieved. Our expectations and targets are not predictions of actual performance and historically our performance has deviated, often significantly, from our expectations and targets. These forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

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
•the risks and uncertainties associated with litigation, arbitration, and like disputes, including the current stockholder litigation and disputes related to contractual commitments;
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
•the fact that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders; and
•the loss of our status as a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards, which will result in us no longer qualifying for exemptions from certain corporate governance requirements.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements, including the Risk Factors sections, that are included in our Annual Report on Form 10-K, and other filings with the Securities and Exchange Commission ("SEC"). The forward-looking statements made in this Report relate only to events as of the date on which the statements are made. We do not undertake any obligation to publicly update or review any forward-looking statement except as required by law, whether as a result of new information, future developments or otherwise.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of March 31, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$96,446	$145,442
Accounts and notes receivable, net of allowance for doubtful accounts of $9,065 as of March 31, 2021 and $8,243 as of December 31, 2020	195,930	182,647
Inventories	250,810	265,964
Prepaid expenses and other current assets	40,544	35,114
Total current assets	583,730	629,167
Property, plant and equipment	786,124	784,902
Less: accumulated depreciation	287,666	278,685
Net property, plant and equipment	498,458	506,217
Deferred income taxes	32,446	32,551
Goodwill	171,117	171,117
Other assets	92,370	93,660
Total assets	$1,378,121	$1,432,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,594	$70,989
Short-term debt	127	131
Accrued income and other taxes	33,198	48,720
Other accrued liabilities	83,679	56,501
Related party payable - tax receivable agreement	3,922	21,752
Total current liabilities	203,520	198,093
Long-term debt	1,272,996	1,420,000
Other long-term obligations	77,284	81,478
Deferred income taxes	42,986	43,428
Related party payable - tax receivable agreement	15,176	19,098
Contingencies - Note 7
Stockholders’ equity:
Preferred stock, par value $0.01, 300,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01, 3,000,000,000 shares authorized, 267,257,592 shares issued and outstanding as of March 31, 2021 and 267,188,547 as of December 31, 2020	2,673	2,672
Additional paid-in capital	759,055	758,354
Accumulated other comprehensive loss	(20,717)	(19,641)
Accumulated deficit	(974,852)	(1,070,770)
Total stockholders’ deficit	(233,841)	(329,385)

Total liabilities and stockholders’ equity	$1,378,121	$1,432,712

See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except share data)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$304,397	$318,646
Cost of sales	146,396	138,917
Gross profit	158,001	179,729
Research and development	969	712
Selling and administrative expenses	20,153	14,932
Operating profit	136,879	164,085

Other income	(354)	(3,314)
Related party Tax Receivable Agreement expense (benefit)	47	(3,346)
Interest expense	22,167	25,672
Interest income	(37)	(1,141)
Income before provision for income taxes	115,056	146,214
Provision for income taxes	16,257	23,946
Net income	$98,799	$122,268

Basic income per common share*:
Net income per share	$0.37	$0.45
Weighted average common shares outstanding	267,318,860	269,216,820
Diluted income per common share*:
Income per share	$0.37	$0.45
Weighted average common shares outstanding	267,465,319	269,236,562

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net income	$98,799	$122,268
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $0 and $(163), respectively	(13,431)	(17,168)
Commodity and interest rate derivatives, net of tax of $(3,332) and $10,927, respectively	12,355	(39,781)
Other comprehensive income (loss), net of tax:	(1,076)	(56,949)
Comprehensive income	$97,723	$65,319
*See Note 11
See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flow from operating activities:
Net income	$98,799	$122,268
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	16,539	14,284
Related party Tax Receivable Agreement expense (benefit)	47	(3,346)
Deferred income tax provision	(2,840)	6,348
Interest expense	5,309	1,594
Other charges, net	2,349	(838)
Net change in working capital*	25,187	27,727
Change in related-party Tax Receivable Agreement	(21,799)	(27,857)
Change in long-term assets and liabilities	(1,166)	(897)
Net cash provided by operating activities	122,425	139,283
Cash flow from investing activities:
Capital expenditures	(14,174)	(13,901)
Proceeds from the sale of assets	151	62
Net cash used in investing activities	(14,023)	(13,839)
Cash flow from financing activities:
Debt issuance and modification costs	(2,971)	—
Repurchase of common stock-non-related party	—	(30,099)
Principal repayments on long-term debt	(150,000)	—
Dividends paid to non-related-party	(1,394)	(5,926)
Dividends paid to related-party	(1,277)	(16,933)
Other	(1,120)	(46)
Net cash used in financing activities	(156,762)	(53,004)
Net change in cash and cash equivalents	(48,360)	72,440
Effect of exchange rate changes on cash and cash equivalents	(636)	(1,266)
Cash and cash equivalents at beginning of period	145,442	80,935
Cash and cash equivalents at end of period	$96,446	$152,109

* Net change in working capital due to changes in the following components:
Accounts and notes receivable, net	$(16,643)	$40,743
Inventories	11,648	(17,236)
Prepaid expenses and other current assets	(1,510)	7,411
Income taxes payable	(18,368)	14,238
Accounts payable and accruals	44,333	(17,388)
Interest payable	5,727	(41)
Net change in working capital	$25,187	$27,727

See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands, except share data)
(Unaudited)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income(Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2020	267,188,547	$2,672	$758,354	$(19,641)	$(1,070,770)	$(329,385)
Comprehensive income (loss):
Net income	—	—	—	—	98,799	98,799
Other comprehensive income (loss):
Commodity and interest rate derivatives income (loss), net of tax of $(3,144)	—	—	—	11,660	—	11,660
Commodity and interest rate derivatives reclassification adjustments, net of tax of $(187)	—	—	—	695	—	695
Foreign currency translation adjustments, net of tax of $0	—	—	—	(13,431)	—	(13,431)
Total other comprehensive loss	—	—	—	(1,076)	—	(1,076)
Stock-based compensation	92,135	1	766	—	—	767
Dividends paid to related party stockholder ($0.01 per share)	—	—	—	—	(1,277)	(1,277)
Dividends paid to non-related party stockholders ($0.01 per share)	—	—	—	—	(1,394)	(1,394)
Common stock repurchased and retired (from non-related party)	—	—	—	—	—	—
Common stock withheld for taxes on equity award settlement	(23,090)	—	(65)	—	(210)	(275)
Balance as of March 31, 2021	267,257,592	$2,673	$759,055	$(20,717)	$(974,852)	$(233,841)

Balance as of December 31, 2019	270,485,308	$2,705	$765,419	$(7,361)	$(1,451,836)	$(691,073)
Comprehensive income (loss):
Net income	—	—	—	—	122,268	122,268
Other comprehensive income (loss):
Commodity derivatives foreign currency derivatives income (loss), net of tax of $10,322	—	—	—	(37,577)	—	(37,577)
Commodity derivatives reclassification adjustments, net of tax of $605	—	—	—	(2,204)	—	(2,204)
Foreign currency translation adjustments, net of tax $(163)	—	—	—	(17,168)	—	(17,168)
Total other comprehensive loss	—	—	—	(56,949)	—	(56,949)
Stock-based compensation	29,394	—	405	—	—	405
Dividends paid to related party stockholder ($0.085 per share)	—	—	—	—	(16,933)	(16,933)
Dividends paid to non-related party stockholders ($0.085 per share)	—	—	—	—	(5,926)	(5,926)
Common Stock Repurchased and Retired (from non-related party)	(3,328,574)	(33)	(9,700)	—	(20,366)	(30,099)
Common stock repurchased and retired for equity award settlement	(7,465)	—	(21)	—	(25)	(46)
Adoption of ASC 326	—	—	—	—	(2,026)	(2,026)
Balance as of March 31, 2020	267,178,663	$2,672	$756,103	$(64,310)	$(1,374,844)	$(680,379)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)Organization and Summary of Significant Accounting Policies
A. Organization
GrafTech International Ltd. (the “Company”) is a leading manufacturer of high quality graphite electrode products essential to the production of electric arc furnace steel and other ferrous and non-ferrous metals. References herein to “GrafTech,” “we,” “our,” or “us” refer collectively to GrafTech International Ltd. and its subsidiaries.
On August 15, 2015, we became an indirect wholly owned subsidiary of Brookfield Asset Management Inc. (together with its affiliates, “Brookfield”). In April 2018, we completed our initial public offering ("IPO") of 38,097,525 shares of our common stock held by Brookfield at a price of $15.00 per share. We did not receive any proceeds related to the IPO. Our common stock is listed on the NYSE under the symbol “EAF.” Brookfield has since distributed a portion of its GrafTech common stock to the owners in the Brookfield consortium and sold shares of GrafTech common stock, resulting in Brookfield's ownership of outstanding shares of GrafTech common stock being reduced to 55.3% as of December 31, 2020 and 36.6% as of March 31, 2021.
The Company’s only reportable segment, Industrial Materials, is comprised of our two major product categories: graphite electrodes and petroleum needle coke products. Petroleum needle coke is a key raw material used in the production of graphite electrodes. The Company's vision is to provide highly engineered graphite electrode services, solutions and products to electric arc furnace operators.
B. Basis of Presentation
The interim condensed consolidated financial statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The December 31, 2020 financial position data included herein was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 ("Annual Report on Form 10-K"), filed on February 23, 2021, but does not include all disclosures required by GAAP in audited financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the accompanying notes, contained in our Annual Report on Form 10-K.
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
C. New Accounting Standards
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to improve consistent application of Topic 740 and simplify the accounting for income taxes. This pronouncement removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance. ASU 2019-12 is effective for annual and interim reporting periods beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2021, with an immaterial effect on our financial position, results of operations and cash flows.
Accounting Standards Not Yet Adopted
In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). This pronouncement contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. ASU 2020-04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 can be elected for both interim and annual periods from March 12, 2020 through December 31, 2022. We plan to adopt ASU 2020-04 as of January 1, 2023. The adoption of ASU 2020-04 is not expected to have a material impact on our financial position, results of operations and cash flows.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)Revenue from Contracts with Customers
Disaggregation of Revenue
The following table provides information about disaggregated revenue by type of product and contract for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Graphite Electrodes - Three-to-five-year take-or-pay contracts	$245,565	$276,379
Graphite Electrodes - Short-term agreements and spot sales	47,255	30,818
By-products and other	11,577	11,449
Total Revenues	$304,397	$318,646
The Graphite Electrodes revenue categories include only graphite electrodes manufactured by GrafTech. The revenue category “By-products and Other” includes resales of low-grade electrodes purchased from third-party suppliers, which represent a minimal contribution to our profitability.
Contract Balances
Substantially all of the Company's receivables relate to contracts with customers. Accounts receivables are recorded when the right to consideration becomes unconditional. Payment terms on invoices range from 30 to 120 days depending on the customary business practices of the jurisdictions in which we do business.
Certain short-term and longer-term sales contracts require up-front payments prior to the Company’s fulfillment of any performance obligation. These contract liabilities are recorded as current or long-term deferred revenue, depending on the lag between the pre-payment and the expected delivery of the related products. Additionally, deferred revenue or contract assets originate from contracts where the allocation of the transaction price to the performance obligations based on their relative stand-alone selling prices results in the timing of revenue recognition being different from the timing of the invoicing. In this case, deferred revenue is amortized into revenue based on the transaction price allocated to the remaining performance obligations and contract assets are realized through the contract invoicing.
Contract assets as of March 31, 2021 were $2.4 million, of which $1.6 million and $0.8 million are included in "Prepaid expenses and other current assets" and "Other long-term assets," respectively, on the Condensed Consolidated Balance Sheets. Contract assets as of December 31, 2020 was $2.7 million, of which $1.5 million and $1.2 million are included in "Prepaid expenses and other current assets" and "Other long-term assets," respectively, on the Condensed Consolidated Balance Sheets.
Current deferred revenue is included in "Other accrued liabilities" and long-term deferred revenue is included in "Other long-term obligations" on the Condensed Consolidated Balance Sheets.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about deferred revenue from contracts with customers (in thousands):

	Current Deferred Revenue	Long-Term Deferred Revenue
	(Dollars in thousands)
Balance as of December 31, 2020	$13,056	$5,662
Increases due to cash received	32,190	—
Revenue recognized	(3,550)	—
Reclassifications between long-term and current	546	(546)
Foreign currency impact	30	—
Balance as of March 31, 2021	$42,272	$5,116
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

We recorded $246 million of LTA revenue in the first three months of 2021, and we expect to record approximately $675 million to $775 million of LTA revenue for the remainder of 2021. The remaining revenue associated with our LTAs is expected to be approximately as follows:

	2022	2023 through 2024
(Dollars in millions)
Estimated LTA revenue	$910-$1,010	$350-$450(1)
(1) Includes expected termination fees from a few customers that have failed to meet certain obligations under their LTAs.
The majority of the LTAs are defined as pre-determined fixed annual volume contracts while a small portion are defined with a specified volume range. For the year 2021 and beyond, the contractual revenue amounts above are based upon the minimum volume for those contracts with specified ranges. The actual revenue realized from these contracted volumes may vary in timing and total due to contract non-performance, contract arbitrations, credit risk associated with certain customers facing financial challenges and customer demand related to contracted volume ranges.
(3)Goodwill and Other Intangible Assets
We are required to review goodwill and indefinite-lived intangible assets annually for impairment. Goodwill impairment is tested at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Goodwill balance was $171.1 million as of March 31, 2021 and December 31, 2020.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes intangible assets with determinable useful lives by major category which are included in "Other Assets" on our Condensed Consolidated Balance Sheets:

Intangible Assets
	As of March 31, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Trade name	$22,500	$(12,439)	$10,061	$22,500	$(11,932)	$10,568
Technological know-how	55,300	(35,237)	20,063	55,300	(34,091)	21,209
Customer–related intangible	64,500	(24,937)	39,563	64,500	(23,848)	40,652
Total finite-lived intangible assets	$142,300	$(72,613)	$69,687	$142,300	$(69,871)	$72,429
Amortization expense of intangible assets was $2.7 million and $2.9 million in the three months ended March 31, 2021 and 2020, respectively. Estimated amortization expense will be approximately $8.0 million for the remainder of 2021, $10.1 million in 2022, $9.2 million in 2023, $8.0 million in 2024 and $7.3 million in 2025.
(4)Debt and Liquidity
The following table presents our long-term debt:

	As of March 31, 2021	As of December 31, 2020
	(Dollars in thousands)
2018 Credit Facility (2018 Term Loan and 2018 Revolving Credit Facility)	$793,708	$943,708
2020 Senior Notes	500,000	500,000
Other debt	591	615
Unamortized debt discount and issuance costs	(21,176)	(24,192)
Total debt	1,273,123	1,420,131
Less: Short-term debt	(127)	(131)
Long-term debt	$1,272,996	$1,420,000

In February 2021, we repaid $150 million of principal of our 2018 Term Loan Facility (as defined below). The fair value of our debt was approximately $1,296 million and $1,453 million as of March 31, 2021 and December 31, 2020, respectively. The fair value of the debt is measured using level 3 inputs.
2018 Credit Agreement
On February 12, 2018, the Company entered into a credit agreement (the “2018 Credit Agreement”) among the Company, GrafTech Finance Inc. (“GrafTech Finance”), GrafTech Switzerland SA (“Swissco”), GrafTech Luxembourg II S.à.r.l. (“Luxembourg Holdco” and, together with GrafTech Finance and Swissco, the “Co-Borrowers”), the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A. as administrative agent (the "Administrative Agent") and as collateral agent, which provides for (i) a $1,500 million senior secured term facility (the “2018 Term Loan Facility”) and (ii) a $250 million senior secured revolving credit facility (the “2018 Revolving Credit Facility” and, together with the 2018 Term Loan Facility, the “Senior Secured Credit Facilities”), which may be used from time to time for revolving credit borrowings denominated in dollars or Euro, the issuance of one or more letters of credit denominated in dollars, Euro, Pounds Sterling or Swiss Francs and one or more swing line loans denominated in dollars. GrafTech Finance is the sole borrower under the 2018 Term Loan Facility while GrafTech Finance, Swissco and Lux Holdco are Co-Borrowers under the 2018 Revolving Credit Facility. On February 12, 2018, GrafTech Finance borrowed $1,500 million under the 2018 Term Loan Facility (the "2018 Term Loans"). The 2018 Term Loans mature on February 12, 2025. The maturity date for the 2018 Revolving Credit Facility is February 12, 2023.
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
In 2019, we repaid $350 million of principal on our 2018 Term Loan Facility. During 2020 we reduced our 2018 Term Loan Facility principal by $900 million, of which $500 million was funded by the 2020 Senior Notes (as defined below) issued on December 22, 2020.
2018 Term Loan Repricing
On February 17, 2021, the Company entered into a second amendment (the “Second Amendment”) to its 2018 Credit Agreement to, among other things, (a) decrease the Applicable Rate (as defined in the 2018 Credit Agreement) with respect to any 2018 Term Loan (as defined in the 2018 Credit Agreement) by 0.50% for each pricing level, (b) decrease the interest rate floor for all 2018 Term Loans to 0.50%, (c) add certain technical provisions with respect to the impact of European Union bail-in banking legislation on liabilities of certain non-U.S. financial institutions, and (d) add certain technical provisions in connection with future replacement of the LIBO Rate (as defined in the 2018 Credit Agreement). As a result of the Second Amendment and the combined effect of the reduction in the interest rate margin and the reduction in the interest rate floor, the interest rate on the 2018 Term Loans has been reduced by 1.0% per year.
In connection with the Second Amendment, on February 12, 2021, GrafTech Finance repaid approximately $150 million of principal on 2018 Term Loans with cash on hand.
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
The 2020 Senior Notes are guaranteed on a senior secured basis by the Company and all of its existing and future direct and indirect U.S. subsidiaries that guarantee, or borrow under, the credit facilities under its 2018 Credit Agreement. The 2020 Senior Notes are also secured on a pari passu basis by the collateral securing the term loans under the 2018 Credit Agreement. GrafTech Finance, the Company and the other guarantors granted a security interest in such collateral, consisting of substantially all of their respective assets, as security for the obligations of GrafTech Finance, the Company and the other guarantors under the 2020 Senior Notes and the Indenture pursuant to a collateral agreement, dated as of December 22, 2020, among GrafTech Finance, the Company, the other subsidiaries of the Company named therein as grantors and U.S. Bank National Association, as collateral agent.
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
The Indenture contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, to incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, incur or suffer to exist liens securing indebtedness, make certain investments, engage in certain transactions with affiliates, consummate certain asset sales and effect a consolidation or

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets. The Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Finance, all outstanding 2020 Senior Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding 2020 Senior Notes may declare all of the Senior Notes to be due and payable immediately.
The entirety of the proceeds from the 2020 Senior Notes were used to partially repay borrowings under our 2018 Term Loan Facility.
(5)Inventories
Inventories are comprised of the following:

	As of March 31, 2021	As of December 31, 2020
	(Dollars in thousands)
Inventories:
Raw materials	$95,987	$101,098
Work in process	112,411	110,331
Finished goods	42,412	54,535
Total	$250,810	$265,964
(6)Interest Expense
The following tables present the components of interest expense:

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Interest incurred on debt	$16,865	$24,092
Accretion of original issue discount on 2018 Term Loans	1,271	549
Amortization of debt issuance and modification costs	4,031	1,031
Total interest expense	$22,167	$25,672
Interest Rates
The 2020 Senior Notes carry a fixed interest rate of 4.625%. The 2018 Credit Agreement had an effective interest rate of 3.50% as of March 31, 2021 and 4.50% as of December 31, 2020. See Note 4 "Debt and Liquidity" for details of these transactions.
In connection with the $150 million prepayment of the borrowings under our 2018 Term Loan Facility in the first quarter of 2021, we recorded $1.5 million of accelerated amortization of the debt issuance costs and $0.9 million accelerated accretion of the original issue discount, for the three months ended March 31, 2021. We also recorded $1.6 million of modification costs related to the term loan repricing. See Note 4 "Debt and Liquidity" for details of these transactions.
The Company has several interest rate swap contracts to fix our cash flows associated with the risk in variability in the one-month U.S. London Interbank Offered Rate ("US LIBO") for a portion of our outstanding debt. See Note 9 "Derivative Instruments" for details of these transactions.
(7) Contingencies
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
Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees' appeal in favor of GrafTech Brazil. The court's decision remains subject to further appeal. As of March 31, 2021, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the three months ended March 31, 2021, are presented below:

(Dollars in thousands)
Balance as of December 31, 2020	$1,997
Product warranty accruals and adjustments	164
Settlements	(497)
Balance as of March 31, 2021	$1,664
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
In 2020, the TRA liability was reduced by $21.1 million as a result of revised U.S. income estimates affecting the future usage of our U.S. tax attributes. The reduction was recorded as a "Related Party Tax Receivable Agreement Benefit" on the Consolidated Statement of Operations. As of December 31, 2020, total TRA liability was $40.9 million, of which

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$21.8 million was classified as a current liability in "Related party payable - tax receivable agreement" on the balance sheet, as we expected this portion to be settled within twelve months, and $19.1 million of the liability remained as a long-term liability in "Related party payable - tax receivable agreement" on the balance sheet.
During the first quarter 2021, the previous current liability was settled. As of March 31, 2021, the total TRA liability was $19.1 million, of which $3.9 million was classified as a current liability in "Related party payable-tax receivable agreement" and $15.2 million remained as a long-term liability in "Related party payable-tax receivable agreement" on the balance sheet.
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
The Profit Unit awards became 100% vested in August 2020. Given the successful completion of the IPO in the second quarter of 2018 and Brookfield's subsequent distribution and sale of shares of common stock, it is reasonably possible that a Change in Control, as defined above, may ultimately happen and that the awarded Profit Units will be subsequently paid out to the participants. Depending on Brookfield’s sale proceeds, the potential liability triggered by a Change in Control is estimated to be in the range of $65 million to $75 million. This liability will be recorded and settled in cash by the Company if and when the Change in Control actually occurs.
(8) Income Taxes
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
(Unaudited)

tax.

The following table summarizes the provision for income taxes for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Tax expense	$16,257	$23,946
Pretax income	115,056	146,214
Effective tax rates	14.1%	16.4%
The effective tax rate for the three months ended March 31, 2021 was 14.1%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at lower rates, the Section 250 Deduction and Foreign Tax Credits offset by the net increase related to the U.S. taxation of global intangible low taxed income ("GILTI").

The effective tax rate for the three months ended March 31, 2020 was 16.4%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates.

The tax expense decreased from $23.9 million for the three months ended March 31, 2020 to $16.3 million for the three months March 31, 2021. This change is primarily related to a reduction in pretax income and worldwide earnings from various countries taxed at different rates and U.S. taxation of GILTI.

As of March 31, 2021, we had unrecognized tax benefits of $0.1 million, which, if recognized, would have a favorable impact on our effective tax rate.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. U.S. federal tax years prior to 2017 are generally closed by statute or have been audited and settled with the applicable domestic tax authorities. Other jurisdictions are still open to examination beginning after 2014.

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
(9) Derivative Instruments
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We have no foreign currency cash flow hedges outstanding as of March 31, 2021 and December 31, 2020 and, therefore, no unrealized gains or losses reported under accumulated other comprehensive income (loss).
As of March 31, 2021, we had outstanding Mexican peso, euro, Swiss franc, South African rand and Japanese yen currency contracts with an aggregate notional amount of $60.5 million. As of December 31, 2020, we had outstanding Mexican peso, South African rand, euro, Swiss franc and Japanese yen currency contracts, with an aggregate notional amount of $71.0 million. The foreign currency derivatives outstanding as of March 31, 2021 have maturities through September 30, 2021, and were not designated as hedging instruments.
Commodity derivative contracts
We have entered into commodity derivative contracts for refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. We had outstanding commodity derivative contracts as of March 31, 2021 with a notional amount of $48.3 million with maturities from April 2021 to June 2022. The outstanding commodity derivative contracts represented a pre-tax net unrealized gain within "Accumulated Other Comprehensive Income" of $6.2 million as of March 31, 2021. We had outstanding commodity derivative contracts as of December 31, 2020 with a notional amount of $61.3 million representing a pre-tax net unrealized loss of $2.2 million.
Interest rate swap contracts
During the third quarter of 2019, the Company entered into four interest rate swap contracts. The contracts are "pay fixed, receive variable" with notional amounts of $500 million due to mature in August 2021 and another $500 million due to mature in August 2024. The Company’s risk management objective was to fix its cash flows associated with the risk in variability in the one-month U.S. LIBO Rate for a portion of our outstanding debt. It is expected that these swaps will fix the cash flows associated with the forecasted interest payments on this notional amount of debt to an effective fixed interest rate of 5.1%, which could be lowered to 4.85% depending on credit ratings. In December 2020, in connection with the $500 million principal repayment of the 2018 Term Loan, we de-designated one interest rate swap contract of $250 million notional maturing in the third quarter of 2021. In February 2021, in connection with the $150 million principal repayment of the 2018 Term Loan, the Company closed one swap contract of $250 million notional that was due to mature in the third quarter 2021 and recorded a $0.9 million charge in interest expense. Additionally, the Company modified the three remaining swaps with notional amounts of $250 million maturing in the third quarter 2021 and $500 million maturing in the third quarter 2024 in order to align their terms to the amended 2018 Term Loan Facility (see Note 4 "Debt and Liquidity" for details of the February 2021 repricing of the 2018 Term Loan Facility). It is expected that these swaps will fix the cash flows associated with the forecasted interest payments on this notional amount of debt to an effective fixed interest rate of 4.2%, which could be lowered to 3.95% depending on credit ratings. The modification triggered the de-designation and re-designation of the swaps. Because the modified swaps contained an other-than-insignificant financing element at re-designation date, they are considered hybrid instruments composed of a debt host and an embedded derivative. The debt host portion amounted to a liability of $9.5 million as of March 31, 2021 with $3.1 million included in "Other accrued liabilities" and $6.4 million in "Other long-term obligations". It is accounted for in "Accumulated Other Comprehensive income" and will be amortized over the remaining life of the swaps. The embedded derivative is treated as a cash-flow hedge.
Within "Accumulated Other Comprehensive Income", the interest rate swap portion qualifying as cash-flow hedges represented a net unrealized pre-tax gain of $2.4 million and a net unrealized pre-tax loss of $11.9 million as of March 31, 2021 and December 31, 2020, respectively. The fair value of these contracts was determined using Level 2 inputs.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Condensed Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, the fair value of our derivatives and their respective balance sheet locations are presented in the following tables:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of March 31, 2021	(Dollars in thousands)
Derivatives designated as cash flow hedges:
Commodity derivative contracts	Prepaid and other current assets	$5,592	Other accrued liabilities	$—
	Other long-term assets	571	Other long-term obligations	—
Interest rate swap contracts	Prepaid and other current assets	—	Other accrued liabilities	848
	Other long-term assets	3,291	Other long-term obligations	—
Total fair value		$9,454		$848

As of December 31, 2020
Derivatives designated as cash flow hedges:
Commodity derivative contracts	Prepaid and other current assets	$518	Other accrued liabilities	$888
	Other long-term assets	63	Other long-term obligations	1,898
Interest rate swap contracts	Prepaid and other current assets	—	Other accrued liabilities	4,080
	Other long-term assets	—	Other long-term obligations	6,903
Total fair value		$581		$13,769

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of March 31, 2021	(Dollars in thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$146	Other accrued liabilities	$429
Total fair value		$146		$429

As of December 31, 2020
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$6	Other accrued liabilities	$111
Commodity derivatives contracts	Prepaid and other current assets	—	Other accrued liabilities	952
Total fair value		$6		$1,063
The realized (gains) losses resulting from the settlement of commodity derivative contracts designated as hedges remain in "Accumulated Other Comprehensive Income" until they are recognized in the Statement of Operations when the hedged item impacts earnings, which is when the finished product is sold. As of March 31, 2021 and 2020, net realized pre-tax losses of $5.0 million and $0.5 million, respectively, were reported under "Accumulated Other Comprehensive Income" and will be and were, respectively, released to earnings within the following 12 months. See the table below for amounts recognized in the Statement of Operations.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The location and amount of realized (gains) losses on derivatives are recognized in the Statements of Operations as follows for the periods ended March 31, 2021 and 2020:

		Amount of (Gain)/Loss Recognized
	Location of Realized (Gain)/Loss Recognized in the Consolidated Statement of Operations	For the Three Months Ended March 31,
		2021	2020
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Commodity derivative contracts	Cost of sales	$549	$(2,809)
Interest rate swap contracts	Interest expense (income)	1,330	(206)

Derivatives not designated as hedges:
Foreign currency derivatives	Cost of sales, Other expense (income)	$1,629	$(499)
Commodity derivative contracts	Cost of sales	—	(139)
Interest rate swap contracts	Interest expense	866	—
(10) Accumulated Other Comprehensive Income (Loss)
The balance in our accumulated other comprehensive income (loss) is set forth in the following table:

	As of March 31, 2021	As of December 31, 2020
	(Dollars in thousands)
Foreign currency translation adjustments, net of tax	$(16,156)	$(2,725)
Commodity and interest rate derivatives, net of tax	(4,561)	(16,916)
Total accumulated comprehensive (loss)	$(20,717)	$(19,641)
(11) Earnings per Share
During the three months ended March 31, 2020, we repurchased 3,328,574 shares of our common stock under the repurchase program that was approved on July 30, 2019. These shares were subsequently retired. There were no shares repurchased under this program during the three months ended March 31, 2021.
The following table shows the information used in the calculation of our basic and diluted earnings per share calculation for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020

Weighted average common shares outstanding for basic calculation	267,318,860	269,216,820
Add: Effect of stock options, deferred share units and restricted stock units	146,459	19,742
Weighted average common shares outstanding for diluted calculation	267,465,319	269,236,562
Basic earnings per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding, which includes 110,647 and 53,204 shares of participating securities in the three months ended March 31, 2021 and 2020, respectively. Diluted earnings per share are calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of 1,106,823 and 1,297,661 equivalent shares in the three months ended March 31, 2021 and 2020, respectively, as these shares are anti-dilutive.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) Stock-Based Compensation
Stock-based compensation awards granted by our Board of Directors for the three months ended March 31, 2021 and 2020 were as follows:

	For the Three Months Ended March 31,
	2021	2020
Award type:
Stock options	477,500	298,000
Deferred share units	11,811	12,552
Restricted stock units	514,460	309,389

In the three months ended March 31, 2021 and 2020, we recognized $0.8 million and $0.4 million, respectively, in stock-based compensation expense. A majority of the expense, $0.7 million and $0.3 million respectively, was recorded as selling and administrative expense in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales.
As of March 31, 2021, unrecognized compensation cost related to non-vested stock options, deferred share units and restricted stock units was $16.2 million, which will be recognized over the remaining weighted average life of 4.1 years. Certain of our awards include provisions that accelerate vesting in the event of a Change in Control. For the purpose of these grants, a “Change in Control” shall occur upon (i) Brookfield and any affiliates thereof (collectively, the “Majority Stockholder”) ceasing to own stock of the Company that constitutes at least thirty percent (30%) or thirty-five percent (35%), as applicable, of the total fair market value or total voting power of the stock of the Company or (ii) any one person, or more than one person acting as a group (as defined under Treasury Regulation § 1.409A-3(i)(5)(v)(B)) other than the Company, the Majority Stockholder or any employee benefit plan sponsored by the Company acquires ownership of stock of the Company that, together with stock held by such person or group, constitutes one hundred percent (100%) of the total fair market value or total Voting Power of the stock of GrafTech. As of March 31, 2021, unrecognized compensation subject to this acceleration was $15.2 million and will result in an accelerated non-cash charge if and when a Change in Control actually occurs. Of this expense, approximately $1.0 million will accelerate at the 35% ownership level and the remaining $14.2 million at the 30% ownership level.
Stock option, deferred share unit and restricted stock unit award activity under the Company's Omnibus Equity Incentive Plan for the three months ended March 31, 2021 was as follows:
Stock Options

	Number of Shares	Weighted- Average Exercise Price
Outstanding unvested as of December 31, 2020	906,361	$13.01
Granted	477,500	11.49
Vested	(81,200)	10.39
Forfeited	—	—
Outstanding unvested as of March 31, 2021	1,302,661	$12.62

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Deferred Share Unit and Restricted Stock Unit awards

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested as of December 31, 2020	524,488	$10.41
Granted	526,271	11.50
Vested	(99,847)	10.69
Forfeited	—	—
Outstanding unvested as of March 31, 2021	950,912	$10.98
(13) Subsequent Events
On May 3, 2021, our Board of Directors declared a quarterly dividend of $0.01 per share to stockholders of record as of the close of business on May 28, 2021, to be paid on June 30, 2021.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
GrafTech is a leading manufacturer of graphite electrodes, the critical consumable for the electric arc furnace industry. We are the only graphite electrode producer that is substantially vertically integrated into petroleum needle coke, a key raw material for graphite electrodes. Vertical integration has allowed us to adopt a commercial strategy with long-term, fixed price, fixed volume, take-or-pay contracts ("LTAs") providing earnings stability and visibility. These contracts define volumes and prices, along with price-escalation mechanisms for inflation, and include significant termination payments (typically, 50% to 70% of remaining contracted revenue) and, in certain cases, parent guarantees and collateral arrangements to manage our customer credit risk.
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
Commercial Update and Outlook
GrafTech reported solid results in the first quarter of 2021 with sales volumes of 37 thousand metric tons ("MT"), consisting of LTA volumes of 26 thousand MT at an average approximate price of $9,500 per MT and non-LTA volumes of 11 thousand MT at an average approximate price of $4,200 per MT.
The estimated shipments of graphite electrodes for the final two years of the initial term under our LTAs and for the years 2023 through 2024 remain unchanged from our prior estimate as follows:

	2021	2022	2023 through 2024
Estimated LTA volume (thousands of metric tons)	98-108	95-105	35-45
Estimated LTA revenue (in millions)	$925-$1,025	$910-$1,010	$350-$450(1)
(1) Includes expected termination fees from a few customers that have failed to meet certain obligations under their LTAs
Global steel market capacity utilization rates have continued to improve sequentially:

	Q1 2021	Q4 2020	Q1 2020
Global (ex-China) capacity utilization rates	73%	72%	71%
U.S. steel market capacity utilization rates	77%	72%	79%
With the improved market demand, we expect sales volumes to increase through the balance of the year.
In February 2021, we provided an outlook on earnings per share and adjusted EBITDA for the first half of 2021. Due to better than expected first quarter results, we now anticipate first half earnings per share and adjusted EBITDA will decline by mid-single digits, on a percentage basis, compared to the first half of 2020. These estimates exclude the possibility of any Change in Control charges that could be triggered if and when Brookfield's ownership actually falls below 30%, or 35% with respect to certain equity awards. These charges could include a long-term incentive compensation ("LTIP") cash charge of $65 million to $75 million and non-cash accelerated equity compensation expense for certain equity awards of approximately $15.2 million.
Capital Structure and Capital Allocation
As of March 31, 2021, GrafTech had cash and cash equivalents of $96 million and total debt of approximately $1.3 billion.
Our 2021 capital expenditure range expectations are unchanged, between $55 and $65 million, and we continue to expect our primary use of cash to be debt repayment.

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
Key financial measures

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Net sales	$304,397	$318,646
Net income	98,799	122,268
EBITDA (1)	153,725	185,029
Adjusted EBITDA (1)	155,045	179,178
(1) Non-GAAP financial measures; see below for information and a reconciliation of EBITDA and adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Key operating metrics

	For the Three Months Ended March 31,
(in thousands, except price data)	2021	2020
Sales volume (MT)(1)	37	34
Production volume (MT)(2)	36	33
Production capacity excluding St. Marys (MT)(3)(4)	51	51
Capacity utilization excluding St. Marys (3)(5)	71%	65%
Total production capacity (MT)(4)(6)	58	58
Total capacity utilization(5)(6)	62%	57%
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
(6) Includes graphite electrode facilities in Calais, France; Monterrey, Mexico; Pamplona, Spain and St. Marys, Pennsylvania.
Non-GAAP financial measures
In addition to providing results that are determined in accordance with generally accepted accounting principles in the United States (“GAAP”), we have provided certain financial measures that are not in accordance with GAAP. EBITDA and adjusted EBITDA are non‑GAAP financial measures. We define EBITDA, a non‑GAAP financial measure, as net income or loss plus interest expense, minus interest income, plus income taxes, and depreciation and amortization. We define adjusted EBITDA as EBITDA adjusted for any pension and other post employment benefit ("OPEB") plan expenses or gains, initial and follow-on public offering and related expenses, non‑cash gains or losses from foreign currency remeasurement of non‑operating assets and liabilities in our foreign subsidiaries where the functional currency is the U.S. dollar, related party Tax Receivable Agreement (as defined below) adjustments, stock-based compensation, and non‑cash fixed asset write‑offs. Adjusted EBITDA is the primary metric used by our management and our Board of Directors to establish budgets and operational goals for managing our business and evaluating our performance.
We monitor adjusted EBITDA as a supplement to our GAAP measures, and believe it is useful to present to investors, because we believe that it facilitates evaluation of our period‑to‑period operating performance by eliminating items that are not

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

operational in nature, allowing comparison of our recurring core business operating results over multiple periods unaffected by differences in capital structure, capital investment cycles and fixed asset base. In addition, we believe adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt‑service capabilities. We also monitor the ratio of total debt to adjusted EBITDA, because we believe it is a useful and widely used way to assess our leverage.
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
•adjusted EBITDA does not reflect the non‑cash gains or losses from foreign currency remeasurement of non‑operating assets and liabilities in our foreign subsidiaries where the functional currency is the U.S. dollar;
•adjusted EBITDA does not reflect initial and follow-on public offering and related expenses;
•adjusted EBITDA does not reflect related party Tax Receivable Agreement adjustments;
•adjusted EBITDA does not reflect stock-based compensation or the non‑cash write‑off of fixed assets; and
•other companies, including companies in our industry, may calculate EBITDA and adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
In evaluating EBITDA and adjusted EBITDA, you should be aware that in the future, we will incur expenses similar to the adjustments in the reconciliation below. Our presentations of EBITDA and adjusted EBITDA should not be construed as suggesting that our future results will be unaffected by these expenses or any unusual or non‑recurring items. When evaluating our performance, you should consider EBITDA and adjusted EBITDA alongside other financial performance measures, including our net income and other GAAP measures.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measures:

	For the Three Months Ended March 31,
	2021	2020
	(in thousands)
Net income	$98,799	$122,268
Add:
Depreciation and amortization	16,539	14,284
Interest expense	22,167	25,672
Interest income	(37)	(1,141)
Income taxes	16,257	23,946
EBITDA	153,725	185,029
Adjustments:
Pension and OPEB plan expenses (1)	431	542
Initial and follow-on public offering and related expenses (2)	422	4
Non-cash gain on foreign currency remeasurement (3)	(348)	(3,461)
Stock-based compensation (4)	768	410
Related party Tax Receivable Agreement adjustment (5)	47	(3,346)
Adjusted EBITDA	$155,045	$179,178
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
(5)Non-cash expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that are expected to be utilized.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Results of Operations
The Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
The tables presented in our period-over-period comparisons summarize our Condensed Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our Management's Discussion and Analysis ("MD&A"), insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	For the Three Months Ended March 31,		Increase/ Decrease	% Change
	2021	2020
	(Dollars in thousands)

Net sales	$304,397	$318,646	$(14,249)	(4)%
Cost of sales	146,396	138,917	7,479	5%
Gross profit	158,001	179,729	(21,728)	(12)%
Research and development	969	712	257	36%
Selling and administrative expenses	20,153	14,932	5,221	35%
Operating income	136,879	164,085	(27,206)	(17)%
Other expense (income), net	(354)	(3,314)	2,960	(89)%
Related party Tax Receivable Agreement expense (benefit)	47	(3,346)	3,393	N/A
Interest expense	22,167	25,672	(3,505)	(14)%
Interest income	(37)	(1,141)	1,104	(97)%
Income before provision for income taxes	115,056	146,214	(31,158)	(21)%
Provision for income taxes	16,257	23,946	(7,689)	(32)%
Net income	$98,799	$122,268	$(23,469)	(19)%
Net sales. Net sales decreased from $318.6 million in the three months ended March 31, 2020 to $304.4 million in the three months ended March 31, 2021. Lower net sales reflect decreased realized sales prices in the first quarter of 2021. This price decline reflects an increased percentage of non-LTA sales at prices lower than our LTA contracted prices as LTA deliveries have come down in accordance with the terms of the LTAs. Partially offsetting this impact was a 9% increase in sales volume due to the higher volume of non-LTA sales.
Cost of sales. We experienced an increase in cost of sales from $138.9 million in the three months ended March 31, 2020 to $146.4 million in the three months ended March 31, 2021, primarily due to the 9% increase in non-LTA sales volume of manufactured electrodes. Partially offsetting this increase was a per unit reduction of costs due to less usage of third-party needle coke.
Selling and administrative expenses. Selling and administrative expenses increased from $14.9 million in the three months ended March 31, 2020 to $20.2 million in the three months ended March 31, 2021 primarily due to higher legal costs and additions to the allowance for doubtful accounts.
Other expense (income), net. Other income decreased from $3.3 million in the three months ended March 31, 2020 to $0.4 million in the three months ended March 31, 2021, primarily due to advantageous non-cash foreign currency impacts on non-operating assets and liabilities in 2020 that did not recur in 2021.
Related party Tax Receivable Agreement expense (benefit). Related party Tax Receivable Agreement expense increased from a benefit of $3.3 million in the three months ended March 31, 2020 to an expense of $0.05 million in the three months ended March 31, 2021 due to a nonrecurring favorable adjustment that occurred in the first quarter of 2020.
Interest expense. Interest expense decreased from $25.7 million in the three months ended March 31, 2020 to $22.2 million in the three months ended March 31, 2021, primarily due to lower interest rates and lower average borrowings. During the three months ended March 31, 2021, we repriced our 2018 Term Loan Facility and reduced our term loan balance by an additional $150.0 million. These transactions resulted in $1.5 million of accelerated amortization of debt issuance costs and

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

$0.9 million of accelerated accretion of the original issue discount for the three months ended March 31, 2021. We also recorded $1.6 million of modification costs related to the term loan repricing.
Provision for income taxes. The following table summarizes the expense for income taxes:

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)

Tax expense	$16,257	$23,946
Pretax income	115,056	146,214
Effective tax rates	14.1%	16.4%

The effective tax rate for the three months ended March 31, 2021 was 14.1%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at lower rates, the Section 250 Deduction and Foreign Tax Credits offset by the net increase related to the U.S. taxation of global intangible low taxed income ("GILTI").
The effective tax rate for the three months ended March 31, 2020 was 16.4%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates.
Tax expense decreased from $23.9 million for the three months ended March 31, 2020 to $16.3 million for the three months ended March 31, 2021. This change is primarily related to a reduction in pretax income, worldwide earnings from various countries taxed at different rates and the U.S. taxation of GILTI.
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
The impact of these changes in the average exchange rates of other currencies against the U.S. dollar on our net sales was an increase of $4.7 million for the three months ended March 31, 2021, compared to the same period of 2020. The impact of these changes on our cost of sales was an increase of $3.4 million for the three months ended March 31, 2021, compared to the same period of 2020.
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
We believe that we have adequate liquidity to meet our needs. As of March 31, 2021, we had liquidity of $342.8 million, consisting of $246.4 million of availability under our 2018 Revolving Facility (subject to continued compliance with the financial covenants and representations) and cash and cash equivalents of $96.4 million. We had long-term debt of $1,273.0 million and short-term debt of $0.1 million as of March 31, 2021. As of December 31, 2020, we had liquidity of

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

$391.8 million consisting of $246.4 million available on our 2018 Revolving Facility (subject to continued compliance with the financial covenants and representations) and cash and cash equivalents of $145.4 million. We had long-term debt of $1,420.0 million and short-term debt of $0.1 million as of December 31, 2020.
As of March 31, 2021 and December 31, 2020, $91.4 million and $114.6 million, respectively, of our cash and cash equivalents were located outside of the U.S. We repatriate funds from our foreign subsidiaries through dividends. All of our subsidiaries face the customary statutory limitation that distributed dividends do not exceed the amount of retained and current earnings. In addition, for our subsidiary in South Africa, the South Africa Central Bank requires that certain solvency and liquidity ratios remain above defined levels after the dividend distribution, which historically has not materially affected our ability to repatriate cash from this jurisdiction. The cash and cash equivalents balances in South Africa were $1.8 million and $1.6 million as of March 31, 2021 and December 31, 2020, respectively. Upon repatriation to the U.S., the foreign source portion of dividends we receive from our foreign subsidiaries is no longer subject to U.S. federal income tax as a result of The Tax Cuts and Jobs Act.
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
Debt Structure
We had availability under the 2018 Revolving Facility of $246.4 million as of March 31, 2021 and December 31, 2020, which consisted of the $250 million limit reduced by $3.6 million of outstanding letters of credit.
On February 12, 2018, we entered into the 2018 Credit Agreement, which provides for the 2018 Revolving Facility and the 2018 Term Loan Facility ("2018 Term Loans"). On February 12, 2018, our wholly owned subsidiary, GrafTech Finance, borrowed $1,500 million under the 2018 Term Loan Facility.
On June 15, 2018, GrafTech entered into the First Amendment to its 2018 Credit Agreement. The First Amendment amends the 2018 Credit Agreement to provide for an additional $750 million in Incremental Term Loans principal outstanding under the promissory note. The Incremental Term Loans increase the aggregate principal amount of term loans incurred by GrafTech Finance under the 2018 Credit Agreement from $1,500 million to $2,250 million. The Incremental Term Loans have the same terms as those applicable to the existing term loans under the 2018 Credit Agreement, including interest rate, payment and prepayment terms, representations and warranties and covenants. The Incremental Term Loans mature on February 12, 2025, the same date as the existing term loans. GrafTech paid an upfront fee of 1.00% of the aggregate principal amount of the Incremental Term Loans on the effective date of the First Amendment. The current principal outstanding on our 2018 Term Loans is $794.0 million.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
The Indenture contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, to incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, incur or suffer to exist liens securing indebtedness, make certain investments, engage in certain transactions with affiliates, consummate certain asset sales and effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets. The Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Finance, all outstanding 2020 Senior Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding 2020 Senior Notes may declare all of the Senior Notes to be due and payable immediately.
The entirety of the 2020 Senior Notes proceeds was used to pay down a portion of our 2018 Term Loans.
2018 Term Loan Repricing
On February 17, 2021, the Company entered into a second amendment (the “Second Amendment”) to its 2018 Credit Agreement to, among other things, (a) decrease the Applicable Rate (as defined in the 2018 Credit Agreement) with respect to any 2018 Term Loans (as defined in the 2018 Credit Agreement) by 0.50% for each pricing level, (b) decrease the interest rate floor for all 2018 Term Loans to 0.50%, (c) add certain technical provisions with respect to the impact of European Union bail-in banking legislation on liabilities of certain non-U.S. financial institutions, and (d) add certain technical provisions in connection with future replacement of the LIBO Rate (as defined in the 2018 Credit Agreement). As a result of the Second Amendment and the combined effect of the reduction in the interest rate margin and the reduction in the interest rate floor, the interest rate on the 2018 Term Loans has been reduced by 1.0% per year.
In connection with the Second Amendment, on February 12, 2021, GrafTech Finance repaid approximately $150 million aggregate principal amount of its 2018 Term Loans with cash on hand.
Uses of Liquidity
On July 30, 2019, our Board of Directors authorized a program to repurchase up to $100 million of our outstanding common stock. We may purchase shares from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18 plans. The amount and timing of repurchases are subject to a variety of factors including liquidity, stock price, applicable legal requirements, other business objectives and market conditions. We have repurchased 4,333,259 shares of common stock for a total purchase price of $41.0 million under this program since inception. There were no shares repurchased under this program during the three months ended March 31, 2021.
We currently pay a quarterly dividend of $0.01 per share or $0.04 on an annualized basis. We review our capital structure with the Board of Directors on an ongoing basis. There can be no assurance that we will pay dividends in the future in these amounts or at all. Our Board of Directors may change the timing and amount of any future dividend payments or eliminate the payment of future dividends in its sole discretion, without any prior notice to our stockholders. Our ability to pay dividends will depend upon many factors, including our financial position and liquidity, results of operations, legal requirements, restrictions that may be imposed by the terms of our current and future credit facilities and other debt obligations and other factors deemed relevant by our Board of Directors.
During 2020, we reduced our long-term debt principal by $400 million. During the three months ended March 31, 2021, we repaid an additional $150 million of principal of our 2018 Term Loans. We continue to prioritize balance sheet flexibility and debt repayment. We anticipate using a majority of the cash flow that we generate to repay debt, but we will continue to examine opportunities to repurchase our common stock.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Potential uses of our liquidity include dividends, share repurchases, capital expenditures, acquisitions, scheduled debt repayments, optional debt repayments, compensation-related Change in Control payments and other general purposes. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn, including the current downturn caused by the COVID-19 pandemic, could significantly and negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.
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
The Company's long-term incentive plan ("LTIP") contains a Change in Control provision requiring a payout of the plan upon Brookfield's ownership of the Company's common stock falling below 30%. Brookfield currently owns approximately 36.6% of our outstanding shares of common stock. The estimated range of the cash payout is $65 million to $75 million if and when a Change in Control actually occurs. For further information related to LTIP, see Note 7 "Contingencies" to the Notes to Condensed Consolidated Financial Statements.
    Capital expenditures totaled $14.2 million in the three months ended March 31, 2021. We are managing inventory levels to match demand.
In the event that operating cash flows fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our 2018 Revolving Facility, to the extent available.
    Cash Flows
The following table summarizes our cash flow activities:

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Cash flow provided by (used in):
Operating activities	$122.4	$139.3
Investing activities	$(14.0)	$(13.8)
Financing activities	$(156.8)	$(53.0)
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
During the three months ended March 31, 2021, changes in working capital resulted in a net source of funds of $25.2 million, which was impacted by:
•net cash outflows in accounts receivable of $16.6 million from the increase in accounts receivable due to the timing of sales;
•net cash inflows due to decreased inventory of $11.6 million resulting from lower costs and sales outpacing production;
•net cash outflows from decreased income taxes payable of $18.4 million resulting from tax payments, partially offset by 2021 income tax accruals;
•net cash inflows from increases in accounts payable and accruals of $44.3 million, due to increased deferred revenue liabilities related to customer prepayments; and
•net cash inflows of $5.7 million from increased interest payable due to interest accruing on our 2020 Senior Notes which will be paid semi-annually.
Uses of cash in the three months ended March 31, 2021 included contributions to pension and other benefit plans of $1.3 million, cash paid for interest of $11.6 million, payments under our tax receivable agreement, dated April 23, 2018 ("TRA") of $21.8 million and taxes paid of $35.8 million.
During the three months ended March 31, 2020, changes in working capital resulted in a net use of funds of $27.7 million, which was impacted by:
•net cash inflows in accounts receivable of $40.7 million from the decrease in accounts receivable due to lower sales;
•net cash outflows from increases in inventory of $17.2 million, due primarily to higher quantities of decant oil on hand;
•net cash inflows of $7.4 million from the decrease in other current assets primarily due to value-added tax refunds received from foreign governments;
•net cash inflows from increased income taxes payable of $14.2 million resulting from our ability to defer a $50.0 million tax payment in a foreign jurisdiction resulting from government enacted COVID-19 relief, partially offset by lower required tax payments due to lower profitability; and
•net cash outflows from decreases in accounts payable and accruals of $17.4 million, due to lower purchases of third-party needle coke.
Uses of cash in the three months ended March 31, 2020 included contributions to pension and other benefit plans of $0.7 million, cash paid for interest of $24.1 million, payments under our TRA of $27.9 million and taxes paid of $2.3 million.
Investing Activities
Net cash used in investing activities was $14.0 million during the three months ended March 31, 2021, resulting from capital expenditures.
Net cash used in investing activities was $13.8 million during the three months ended March 31, 2020, resulting from capital expenditures.
 Financing Activities
Net cash outflow from financing activities was $156.8 million during the three months ended March 31, 2021, which was the result of the repayment of $150.0 million of principal on our 2018 Term Loan Facility, $1.6 million of debt modification costs from our term loan repricing, $1.4 million of debt issuance costs from our 2020 Senior Note Issuance and $2.7 million of total dividends to stockholders.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Net cash outflow from financing activities was $53.0 million during the three months ended March 31, 2020, which was the result of $22.9 million of total dividends to stockholders and $30.1 million of stock repurchases.
Related Party Transactions
We have engaged in transactions with affiliates or related parties during 2021 and we expect to continue to do so in the future. These transactions include ongoing obligations under the TRA, Stockholders Rights Agreement and Registration Rights Agreement, each with Brookfield.
Recent Accounting Pronouncements
We discuss recently adopted accounting standards in Note 1, "Organization and Summary of Significant Accounting Policies" of the Notes to Condensed Consolidated Financial Statements.
Description of Our Financing Structure
We discuss our financing structure in more detail in Note 4, "Debt and Liquidity" of the Notes to Condensed Consolidated Financial Statements.
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
Interest rate risk management. We periodically enter into agreements with financial institutions that are intended to limit our exposure to additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure. In 2019, we entered into four interest rate swap contracts and in 2021 we modified three contracts and closed one contract. As of March 31, 2021 we recorded an unrealized pre-tax gain of $2.4 million and a net unrealized pre-tax loss of $11.9 million as of December 31, 2020. Additionally, the modified swaps are considered hybrid instruments composed of a debt host and an embedded derivative. As of March 31, 2021, the debt host portion amounted to a pre-tax loss of $9.5 million, which will be amortized over the remaining life of the swaps.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The outstanding foreign currency derivatives represented $0.3 million pre-tax net loss as of March 31, 2021 and a net pre-tax loss of $0.1 million as of December 31, 2020.
Energy commodity management. We have entered into commodity derivative contracts to effectively fix some or all of our exposure to refined oil products. The outstanding commodity derivative contracts represented a net unrealized gain of $6.2 million and a net unrealized loss of $2.2 million as of March 31, 2021 and December 31, 2020, respectively.
Sensitivity analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the underlying exposures as well as on the fair values of our derivatives. The sensitivity analysis for the derivatives represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction.
A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $0.1 million, net of the impact of our interest rate swap, for the three months ended March 31, 2021. The same 100 basis points increase would have resulted in an increase of $13.6 million in the fair value of our interest rate swap portfolio.
As of March 31, 2021, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease of $3.8 million or a corresponding increase of $3.8 million, respectively, in the fair value of the foreign currency hedge portfolio.
A 10% increase or decrease in the value of the underlying commodity prices that we hedge would have resulted in a corresponding increase or decrease of $4.8 million in the fair value of the commodity hedge portfolio as of March 31, 2021. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
For further information related to the financial instruments described above, see Note 9 "Derivative Instruments" to the Notes to Condensed Consolidated Financial Statements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Management is responsible for establishing and maintaining adequate disclosure controls and procedures at the reasonable assurance level. Disclosure controls and procedures are designed at the reasonable assurance level to ensure that information required to be disclosed by a reporting company in the reports that it files or submits under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by it in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective at the reasonable assurance level as of March 31, 2021.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees' appeal in favor of GrafTech Brazil. The court's decision remains subject to further appeal. As of March 31, 2021, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
On September 30, 2020, a stockholder of the Company filed a lawsuit in the Delaware Court of Chancery. The stockholder filed an amended complaint on February 5, 2021, in response to the defendants' motion to dismiss. The amended complaint challenges the fairness of the Company’s repurchase of shares of its common stock from Brookfield for $250 million pursuant to a December 3, 2019 share repurchase agreement and also a related block trade by Brookfield of shares of the Company’s common stock. The stockholder, on behalf of an alleged class of holders of shares of the Company’s common stock as of December 3, 2019 and also purportedly on behalf of the Company, asserts claims for breach of fiduciary duty against certain members of the Company’s Board of Directors and Brookfield. The stockholder also challenges the appointment of the newest independent director to the Company’s Board of Directors, as allegedly in violation of the Company’s Amended and Restated Certificate of Incorporation and the Stockholder Rights Agreement with certain Brookfield entities and affiliates. The stockholder seeks, among other things, an award of monetary relief to the Company and a declaration that the appointment of the newest independent director to the Board of Directors is invalid. On March 22, 2021, the defendants filed a motion to dismiss the amended complaint.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in Part I- Item 1A of our Annual Report on Form 10-K filed February 23, 2021.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
The table below sets forth the information on a monthly basis regarding GrafTech's purchases of its common stock, par value $0.01 per share, during the first quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1 through January 31, 2021	—	$—	—	$59,030,305
February 1 through February 28, 2021	—	$—	—	$59,030,305
March 1 through March 31, 2021	—	$—	—	$59,030,305
Total	—		—	$59,030,305
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

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1
Amended and Restated Certificate of Incorporation of GrafTech International Ltd. (incorporated by reference to Exhibit 3.1 to GrafTech International Ltd.'s Quarterly Report on Form 10-Q filed May 1, 2019).

3.2
Amended and Restated By Laws of GrafTech International Ltd. (incorporated by reference to Exhibit 3.2 to GrafTech International Ltd.'s Registration Statement on Form S 1/A (Registration No. 333-223791) filed April 13, 2018).

10.1
Second Amendment, dated as of February 17, 2021, by and among the Company, GrafTech Finance Inc., GrafTech Luxembourg II s.a.r.l., GrafTech Switzerland SA, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto. (Incorporated by reference to exhibit 10.1 to GrafTech International Ltd. 's Current Report on Form 8-K filed February 19, 2021).

31.1*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by David J. Rintoul, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Quinn J. Coburn, Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial Officer).

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David J. Rintoul, President and Chief Executive Officer (Principal Executive Officer).

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Quinn J. Coburn, Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial Officer).

101	The following financial information from GrafTech International Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders' Equity (Deficit), and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).

____________________________
*    Filed herewith
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	May 5, 2021	By:	/s/ Quinn J. Coburn
Quinn J. Coburn
Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial Officer)