Form 10-Q
period 2021-06-30
GRAFTECH INTERNATIONAL LTD
filed 2021-08-06
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2021, 267,880,752 shares of common stock, par value $0.01 per share, were outstanding.

Presentation of Financial, Market and Legal Data
We present our financial information on a consolidated basis. Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.
Unless otherwise specifically noted, market and market share data in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (the "Report") are our own estimates or derived from sources described in our Annual Report on Form 10-K for the year ended December 31, 2020 ("Annual Report on Form 10-K") filed on February 23, 2021. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Forward-Looking Statements” and “Risk Factors” in this Report and in our Annual Report on Form 10-K. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources have consented to the disclosure or use of data in this Report.
Forward-Looking Statements
Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Report may contain forward-looking statements that reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “foresee,” “intend,” “should,” “would,” “could,” “target,” “goal,” “continue to,” “positioned to,” “are confident,” or the negative versions of those words or other comparable words. Any forward-looking statements contained in this Report are based upon our historical performance and on our current plans, estimates and expectations considering information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates, or expectations contemplated by us will be achieved. Our expectations and targets are not predictions of actual performance and historically our performance has deviated, often significantly, from our expectations and targets. These forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

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
•the possibility that concentrated ownership of our common stock may prevent minority stockholders from influencing significant corporate decisions;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of June 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$114,131	$145,442
Accounts and notes receivable, net of allowance for doubtful accounts of $8,177 as of June 30, 2021 and $8,243 as of December 31, 2020	173,409	182,647
Inventories	257,338	265,964
Prepaid expenses and other current assets	59,462	35,114
Total current assets	604,340	629,167
Property, plant and equipment	800,973	784,902
Less: accumulated depreciation	299,212	278,685
Net property, plant and equipment	501,761	506,217
Deferred income taxes	32,495	32,551
Goodwill	171,117	171,117
Other assets	87,427	93,660
Total assets	$1,397,140	$1,432,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,192	$70,989
Short-term debt	129	131
Accrued income and other taxes	38,480	48,720
Other accrued liabilities	83,706	56,501
Related party payable - tax receivable agreement	3,922	21,752
Total current liabilities	215,429	198,093
Long-term debt	1,224,897	1,420,000
Other long-term obligations	72,975	81,478
Deferred income taxes	45,223	43,428
Related party payable - tax receivable agreement	15,176	19,098
Contingencies - Note 7
Stockholders’ equity:
Preferred stock, par value $0.01, 300,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01, 3,000,000,000 shares authorized, 267,880,752 shares issued and outstanding as of June 30, 2021 and 267,188,547 as of December 31, 2020	2,679	2,672
Additional paid-in capital	773,552	758,354
Accumulated other comprehensive loss	(391)	(19,641)
Accumulated deficit	(952,400)	(1,070,770)
Total stockholders’ deficit	(176,560)	(329,385)

Total liabilities and stockholders’ equity	$1,397,140	$1,432,712

See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$330,750	$280,718	$635,147	$599,364
Cost of sales	201,867	130,600	348,263	269,517
Gross profit	128,883	150,118	286,884	329,847
Research and development	1,018	710	1,987	1,422
Selling and administrative expenses	75,783	16,001	95,936	30,933
Operating profit	52,082	133,407	188,961	297,492

Other expense (income), net	357	311	3	(3,003)
Related party Tax Receivable Agreement expense (benefit)	—	—	47	(3,346)
Interest expense	15,994	20,880	38,161	46,552
Interest income	(199)	(348)	(236)	(1,489)
Income before provision for income taxes	35,930	112,564	150,986	258,778
Provision for income taxes	7,765	19,788	24,022	43,734
Net income	$28,165	$92,776	$126,964	$215,044

Basic income per common share*:
Net income per share	$0.11	$0.35	$0.47	$0.80
Weighted average common shares outstanding	267,560,712	267,249,580	267,440,501	268,233,233
Diluted income per common share*:
Income per share	$0.11	$0.35	$0.47	$0.80
Weighted average common shares outstanding	267,807,944	267,260,395	267,765,378	268,243,997

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net income	$28,165	$92,776	$126,964	$215,044
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $0, $1, $0 and $(162) respectively	8,854	3,630	(4,577)	(13,538)
Commodity and interest rate derivatives, net of tax of $(3,079), $(2,963), $(6,411), and $7,964 respectively	11,472	11,238	23,827	(28,543)
Other comprehensive income (loss), net of tax:	20,326	14,868	19,250	(42,081)
Comprehensive income	$48,491	$107,644	$146,214	$172,963
*See Note 11
See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flow from operating activities:
Net income	$126,964	$215,044
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	32,831	28,833
Related party Tax Receivable Agreement expense (benefit)	47	(3,346)
Deferred income tax provision	(4,195)	13,990
Stock- based compensation	16,031	1,124
Interest expense	7,199	3,181
Other charges, net	3,354	(1,284)
Net change in working capital*	50,434	61,943
Change in related-party Tax Receivable Agreement	(21,799)	(27,857)
Change in long-term assets and liabilities	(2,111)	(3,972)
Net cash provided by operating activities	208,755	287,656
Cash flow from investing activities:
Capital expenditures	(26,052)	(24,355)
Proceeds from the sale of assets	219	65
Net cash used in investing activities	(25,833)	(24,290)
Cash flow from financing activities:
Debt issuance and modification costs	(3,084)	—
Repurchase of common stock-non-related party	—	(30,099)
Payment of tax withholdings related to net share settlement of equity awards	(4,074)	(71)
Principal repayments on long-term debt	(200,000)	(100,028)
Dividends paid to non-related-party	(3,418)	(6,605)
Dividends paid to related-party	(1,927)	(18,926)
Other	(2,109)	—
Net cash used in financing activities	(214,612)	(155,729)
Net change in cash and cash equivalents	(31,690)	107,637
Effect of exchange rate changes on cash and cash equivalents	379	(916)
Cash and cash equivalents at beginning of period	145,442	80,935
Cash and cash equivalents at end of period	$114,131	$187,656

* Net change in working capital due to changes in the following components:
Accounts and notes receivable, net	$9,305	$58,713
Inventories	7,823	(2,924)
Prepaid expenses and other current assets	(12,071)	6,132
Income taxes payable	(17,761)	25,095
Accounts payable and accruals	62,748	(25,019)
Interest payable	390	(54)
Net change in working capital	$50,434	$61,943

See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Dollars in thousands, except share data) (Unaudited)
	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income(Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2020	267,188,547	$2,672	$758,354	$(19,641)	$(1,070,770)	$(329,385)
Comprehensive income (loss):
Net income	—	—	—	—	98,799	98,799
Other comprehensive income (loss):
Commodity and interest rate derivatives income (loss), net of tax of $(3,144)	—	—	—	11,660	—	11,660
Commodity and interest rate derivatives reclassification adjustments, net of tax of $(187)	—	—	—	695	—	695
Foreign currency translation adjustments, net of tax of $0	—	—	—	(13,431)	—	(13,431)
Total other comprehensive loss	—	—	—	(1,076)	—	(1,076)
Stock-based compensation	92,135	1	766	—	—	767
Dividends paid to related party stockholder ($0.01 per share)	—	—	—	—	(1,277)	(1,277)
Dividends paid to non-related party stockholders ($0.01 per share)	—	—	—	—	(1,394)	(1,394)
Common stock repurchased and retired (from non-related party)	—	—	—	—	—	—
Common stock withheld for taxes on equity award settlement	(23,090)	—	(65)	—	(210)	(275)
Balance as of March 31, 2021	267,257,592	$2,673	$759,055	$(20,717)	$(974,852)	$(233,841)
Comprehensive income (loss):
Net income	—	—	—	—	28,165	28,165
Other comprehensive income (loss):
Commodity and interest rate derivatives income (loss), net of tax of $(1,921)	—	—	—	7,158	—	7,158
Commodity derivatives reclassification adjustments, net of tax of $(1,158)	—	—	—	4,314	—	4,314
Foreign currency translation adjustments, net of tax of $0	—	—	—	8,854	—	8,854
Total other comprehensive income	—	—	—	20,326	—	20,326
Stock-based compensation	917,410	9	15,254	—	—	15,263
Dividends paid to related party stockholder ($0.01 per share)	—	—	—	—	(650)	(650)
Dividends paid to non-related party stockholders ($0.01 per share)	—	—	—	—	(2,024)	(2,024)
Common stock repurchased and retired (from non-related party)	—	—	—	—	—	—
Common stock withheld for taxes on equity award settlement	(294,250)	(3)	(757)	—	(3,039)	(3,799)
Balance as of June 30, 2021	267,880,752	$2,679	$773,552	$(391)	$(952,400)	$(176,560)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Dollars in thousands, except share data) (Unaudited)
	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income(Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2019	270,485,308	$2,705	$765,419	$(7,361)	$(1,451,836)	$(691,073)
Comprehensive income (loss):
Net income	—	—	—	—	122,268	122,268
Other comprehensive income (loss):
Commodity derivatives foreign currency derivatives income (loss), net of tax of $10,322	—	—	—	(37,577)	—	(37,577)
Commodity derivatives reclassification adjustments, net of tax of $605	—	—	—	(2,204)	—	(2,204)
Foreign currency translation adjustments, net of tax $(163)	—	—	—	(17,168)	—	(17,168)
Total other comprehensive loss	—	—	—	(56,949)	—	(56,949)
Stock-based compensation	29,394	—	405	—	—	405
Dividends paid to related party stockholder ($0.085 per share)	—	—	—	—	(16,933)	(16,933)
Dividends paid to non-related party stockholders ($0.085 per share)	—	—	—	—	(5,926)	(5,926)
Common Stock Repurchased and Retired (from non-related party)	(3,328,574)	(33)	(9,700)	—	(20,366)	(30,099)
Common stock repurchased and retired for equity award settlement	(7,465)	—	(21)	—	(25)	(46)
Adoption of ASC 326	—	—	—	—	(2,026)	(2,026)
Balance as of March 31, 2020	267,178,663	$2,672	$756,103	$(64,310)	$(1,374,844)	$(680,379)
Comprehensive income (loss):
Net income	—	—	—	—	92,776	92,776
Other comprehensive income (loss):
Commodity derivatives income (loss), net of tax of $(3,199)	—	—	—	12,132	—	12,132
Commodity derivatives reclassification adjustments, net of tax of $236	—	—	—	(894)	—	(894)
Foreign currency translation adjustments, net of tax of $1	—	—	—	3,630	—	3,630
Total other comprehensive income	—	—	—	14,868	—	14,868
Stock-based compensation	13,017		718			718
Dividends paid to related party stockholder ($0.01 per share)	—	—	—	—	(1,993)	(1,993)
Dividends paid to non-related party stockholders ($0.01 per share)	—	—	—	—	(679)	(679)
Common stock repurchased and retired for equity award settlement	(3,133)		(9)		(16)	(25)
Balance as of June 30, 2020	267,188,547	$2,672	$756,812	$(49,442)	$(1,284,756)	$(574,714)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)Organization and Summary of Significant Accounting Policies
A. Organization
GrafTech International Ltd. (the “Company”) is a leading manufacturer of high quality graphite electrode products essential to the production of electric arc furnace steel and other ferrous and non-ferrous metals. References herein to “GrafTech,” the “Company,” “we,” “our,” or “us” refer collectively to GrafTech International Ltd. and its subsidiaries.
On August 15, 2015, we became an indirect wholly owned subsidiary of Brookfield Asset Management Inc. (together with its affiliates, “Brookfield”). In April 2018, we completed our initial public offering ("IPO") of 38,097,525 shares of our common stock held by Brookfield at a price of $15.00 per share. We did not receive any proceeds related to the IPO. Our common stock is listed on the NYSE under the symbol “EAF.” Brookfield has since distributed a portion of its GrafTech common stock to the owners in the Brookfield consortium and sold shares of GrafTech common stock in public and private transactions, resulting in Brookfield's ownership of outstanding shares of GrafTech common stock decreasing to 55.3% as of December 31, 2020 and 23.9% as of June 30, 2021.
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
The following table provides information about disaggregated revenue by type of product and contract for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Graphite Electrodes - Three-to-five-year take-or-pay contracts	$253,589	$245,010	$499,154	$521,389
Graphite Electrodes - Short-term agreements and spot sales	65,204	30,111	112,459	60,929
By-products and other	11,957	5,597	23,534	17,046
Total Revenues	$330,750	$280,718	$635,147	$599,364
The Graphite Electrodes revenue categories include only graphite electrodes manufactured by GrafTech. The revenue category “By-products and Other” also includes resales of low-grade electrodes purchased from third-party suppliers, which represent a minimal contribution to our profitability.
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
Contract assets as of June 30, 2021 were $2.1 million, of which $1.8 million and $0.3 million are included in "Prepaid expenses and other current assets" and "Other long-term assets," respectively, on the Condensed Consolidated Balance Sheets. Contract assets as of December 31, 2020 were $2.7 million, of which $1.5 million and $1.2 million are included in "Prepaid expenses and other current assets" and "Other long-term assets," respectively, on the Condensed Consolidated Balance Sheets.
Current deferred revenue is included in "Other accrued liabilities" and long-term deferred revenue is included in "Other long-term obligations" on the Condensed Consolidated Balance Sheets.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about deferred revenue from contracts with customers (in thousands):

	Current Deferred Revenue	Long-Term Deferred Revenue
	(Dollars in thousands)
Balance as of December 31, 2020	$13,056	$5,662
Increases due to cash received	32,099	—
Revenue recognized	(14,783)	—
Reclassifications between long-term and current	4,404	(4,404)
Foreign currency impact	10	—
Balance as of June 30, 2021	$34,786	$1,258
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

We recorded $499 million of LTA revenue in the first six months of 2021, and we expect to record approximately $425 million to $525 million of LTA revenue for the remainder of 2021. The remaining revenue associated with our LTAs is expected to be approximately as follows:

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
(3)Goodwill and Other Intangible Assets
We are required to review goodwill and indefinite-lived intangible assets annually for impairment. Goodwill impairment is tested at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Goodwill balance was $171.1 million as of June 30, 2021 and December 31, 2020.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes intangible assets with determinable useful lives by major category which are included in "Other Assets" on our Condensed Consolidated Balance Sheets:

Intangible Assets
	As of June 30, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Trade name	$22,500	$(12,946)	$9,554	$22,500	$(11,932)	$10,568
Technological know-how	55,300	(36,384)	18,916	55,300	(34,091)	21,209
Customer–related intangible	64,500	(26,027)	38,473	64,500	(23,848)	40,652
Total finite-lived intangible assets	$142,300	$(75,357)	$66,943	$142,300	$(69,871)	$72,429
Amortization expense of intangible assets was $2.7 million and $2.9 million in the three months ended June 30, 2021 and 2020, respectively and $5.5 million and $5.8 million in the six months ended June 30, 2021 and 2020, respectively. Estimated amortization expense will be approximately $5.3 million for the remainder of 2021, $10.1 million in 2022, $9.2 million in 2023, $8.0 million in 2024 and $7.3 million in 2025.
(4)Debt and Liquidity
The following table presents our long-term debt:

	As of June 30, 2021	As of December 31, 2020
	(Dollars in thousands)
2018 Credit Facility (2018 Term Loan and 2018 Revolving Credit Facility)	$743,708	$943,708
2020 Senior Notes	500,000	500,000
Other debt	596	615
Unamortized debt discount and issuance costs	(19,278)	(24,192)
Total debt	1,225,026	1,420,131
Less: Short-term debt	(129)	(131)
Long-term debt	$1,224,897	$1,420,000

In the first half of 2021, we repaid $200 million of principal of our 2018 Term Loan Facility (as defined below). The fair value of our debt was approximately $1,260 million and $1,453 million as of June 30, 2021 and December 31, 2020, respectively. The fair value of the debt is measured using level 3 inputs.

2018 Term Loan and 2018 Revolving Credit Facility

In February 2018, the Company entered into a credit agreement (the “2018 Credit Agreement”), which provides for (i) a $2,250 million senior secured term facility (the “2018 Term Loan Facility”) after giving effect to the June 2018 amendment (the “First Amendment”) that increased the aggregate principal amount of the 2018 Term Loan Facility from $1,500 million to $2,250 million and (ii) a $250 million senior secured revolving credit facility (the “2018 Revolving Credit Facility” and, together with the 2018 Term Loan Facility, the “Senior Secured Credit Facilities”). GrafTech Finance Inc. (“GrafTech Finance”) is the sole borrower under the 2018 Term Loan Facility while GrafTech Finance, GrafTech Switzerland SA (“Swissco”) and GrafTech Luxembourg II S.à.r.l. (“Luxembourg Holdco” and, together with GrafTech Finance and Swissco, the “Co-Borrowers”) are co-borrowers under the 2018 Revolving Credit Facility. The 2018 Term Loan Facility and the 2018 Revolving Credit Facility mature on February 12, 2025 and February 12, 2023, respectively.
The 2018 Term Loan Facility bears interest, at our option, at a rate equal to either (i) the Adjusted LIBO Rate (as defined in the 2018 Credit Agreement), plus an applicable margin equal to 3.00% per annum following an amendment in February 2021 (the “Second Amendment”) that decreased the Applicable Rate (as defined in the 2018 Credit Agreement) by 0.50% for each pricing level or (ii) the ABR Rate (as defined in the 2018 Credit Agreement), plus an applicable margin equal to

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.00% per annum following the Second Amendment, in each case with one step down of 25 basis points based on achievement of certain public ratings of the 2018 Term Loan Facility. The Second Amendment also decreased the interest rate floor from 1.0% to 0.50% for the 2018 Term Loan Facility.
The 2018 Revolving Credit Facility bears interest, at our option, at a rate equal to either (i) the Adjusted LIBO Rate, plus an applicable margin initially equal to 3.75% per annum or (ii) the ABR Rate, plus an applicable margin initially equal to 2.75% per annum, in each case with two 25 basis point step downs based on achievement of certain senior secured first lien net leverage ratios. In addition, we are required to pay a quarterly commitment fee on the unused commitments under the 2018 Revolving Credit Facility in an amount equal to 0.25% per annum.
The Senior Secured Credit Facilities are guaranteed by each of our domestic subsidiaries, subject to certain customary exceptions, and by GrafTech Luxembourg I S.à.r.l., a Luxembourg société à responsabilité limitée and an indirect wholly owned subsidiary of GrafTech, Luxembourg HoldCo, and Swissco (collectively, the “Guarantors”) with respect to all obligations under the 2018 Credit Agreement of each of our foreign subsidiaries that is a Controlled Foreign Corporation (within the meaning of Section 956 of the Internal Revenue Code of 1986, as amended from time to time (the “Code”)).
All obligations under the 2018 Credit Agreement are secured, subject to certain exceptions, by: (i) a pledge of all of the equity securities of each domestic Guarantor and of each other direct, wholly owned domestic subsidiary of GrafTech and any Guarantor, (ii) a pledge on no more than 65% of the equity interests of each subsidiary that is a Controlled Foreign Corporation (within the meaning of Section 956 of the Code), and (iii) security interests in, and mortgages on, personal property and material real property of each domestic Guarantor, subject to permitted liens and certain exceptions specified in the 2018 Credit Agreement. The obligations of each foreign subsidiary of GrafTech that is a Controlled Foreign Corporation under the 2018 Revolving Credit Facility are secured by (i) a pledge of all of the equity securities of each Guarantor that is a Controlled Foreign Corporation and of each direct, wholly owned subsidiary of any Guarantor that is a Controlled Foreign Corporation, and (ii) security interests in certain receivables and personal property of each Guarantor that is a Controlled Foreign Corporation, subject to permitted liens and certain exceptions specified in the 2018 Credit Agreement.
The 2018 Term Loan Facility amortizes at a rate of $112.5 million a year payable in equal quarterly installments, with the remainder due at maturity. The Co-Borrowers are permitted to make voluntary prepayments at any time without premium or penalty. GrafTech Finance is required to make prepayments under the 2018 Term Loan Facility (without payment of a premium) with (i) net cash proceeds from non-ordinary course asset sales (subject to customary reinvestment rights and other customary exceptions and exclusions), and (ii) commencing with the Company’s fiscal year ended December 31, 2019, 75% of Excess Cash Flow (as defined in the 2018 Credit Agreement), subject to step-downs to 50% and 0% of Excess Cash Flow based on achievement of a senior secured first lien net leverage ratio greater than 1.25 to 1.00 but less than or equal to 1.75 to 1.00 and less than or equal to 1.25 to 1.00, respectively. Scheduled quarterly amortization payments of the 2018 Term Loan Facility during any calendar year reduce, on a dollar-for-dollar basis, the amount of the required Excess Cash Flow prepayment for such calendar year, and the aggregate amount of Excess Cash Flow prepayments for any calendar year reduce subsequent quarterly amortization payments of the 2018 Term Loan Facility as directed by GrafTech Finance. As of June 30, 2021, we have satisfied all amortization requirements through prepayments through the maturity date.
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
2020 Senior Notes
In December 2020, GrafTech Finance issued $500 million aggregate principal amount of 4.625% senior secured notes due 2028 (the “2020 Senior Notes”) in a private offering. The 2020 Senior Notes and related guarantees are secured on a pari passu basis by the collateral securing the Senior Secured Credit Facilities. All of the proceeds from the 2020 Senior Notes were used to partially repay borrowings under our 2018 Term Loan Facility.
The 2020 Senior Notes pay interest in arrears on June 15 and December 15 of each year, with the principal due in full on December 15, 2028. Prior to December 15, 2023, up to 40% of the 2020 Senior Notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 104.625% of the principal amount thereof, together with accrued and unpaid interest, if any. The 2020 Senior Notes may be redeemed, in whole or in part, at any time prior to December 15, 2023 at a price equal to 100% of the principal amount of the notes redeemed plus a premium together with accrued and unpaid interest,

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

if any, to, but not including, the redemption date. Thereafter, the 2020 Senior Notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.
The indenture governing the 2020 Senior Notes (the “Indenture”) contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, to incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, incur or suffer to exist liens securing indebtedness, make certain investments, engage in certain transactions with affiliates, consummate certain asset sales and effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets. Pursuant to the Indenture, if our pro forma consolidated first lien net leverage ratio is no greater than 2.00 to 1.00, we can make restricted payments so long as no default or event of default has occurred and is continuing. If our pro forma consolidated first lien net leverage ratio is greater than 2.00 to 1.00, we can make restricted payments pursuant to certain baskets.
The Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Finance, all outstanding 2020 Senior Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding 2020 Senior Notes may declare all of the 2020 Senior Notes to be due and payable immediately.
(5)Inventories
Inventories are comprised of the following:

	As of June 30, 2021	As of December 31, 2020
	(Dollars in thousands)
Inventories:
Raw materials	$98,691	$101,098
Work in process	119,171	110,331
Finished goods	39,476	54,535
Total	$257,338	$265,964
(6)Interest Expense
The following tables present the components of interest expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Interest incurred on debt	$14,085	$19,300	$30,950	$43,392
Accretion of original issue discount on 2018 Term Loans	572	549	1,843	1,098
Amortization of debt issuance and modification costs	1,337	1,031	5,368	2,062
Total interest expense	$15,994	$20,880	$38,161	$46,552

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest Rates
The 2020 Senior Notes carry a fixed interest rate of 4.625%. The 2018 Credit Agreement had an effective interest rate of 3.50% as of June 30, 2021 and 4.50% as of December 31, 2020. See Note 4 "Debt and Liquidity" for details of these transactions.
During the three months ended June 30, 2021, we made a prepayment of $50.0 million under our 2018 Term Loan Facility. In connection with this, we recorded $0.4 million of accelerated amortization of the debt issuance costs and $0.3 million of accelerated accretion of the original issue discount.
During the six months ended June 30, 2021, we made prepayments for a total of $200.0 million under our 2018 Term Loan Facility. In connection with this, we recorded $2.0 million of accelerated amortization of the debt issuance costs and $1.2 million of accelerated accretion of the original issue discount. We also recorded $1.6 million of modification costs related to the term loan repricing in the first quarter of 2021. See Note 4 "Debt and Liquidity" for details of these transactions.
The Company has several interest rate swap contracts to fix the cash flows associated with the risk in variability in the one-month USD. London Interbank Offered Rate ("USD LIBOR") for the 2018 Credit Agreement debt. See Note 9 "Derivative Instruments" for details of these transactions.

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
Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees' appeal in favor of GrafTech Brazil. The employees filed a further appeal. As of June 30, 2021, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the six months ended June 30, 2021, are presented below:

(Dollars in thousands)
Balance as of December 31, 2020	$1,997
Product warranty accruals and adjustments	722
Settlements	(793)
Balance as of June 30, 2021	$1,926
Tax Receivable Agreement
On April 23, 2018, the Company entered into the tax receivable agreement (“TRA”) that provides Brookfield, as the sole pre-IPO stockholder, the right to receive future payments from us for 85% of the amount of cash savings, if any, in U.S. federal income tax and Swiss tax that we and our subsidiaries realize as a result of the utilization of the pre-IPO tax assets. In addition, we will pay interest on the payments we will make to Brookfield with respect to the amount of these cash savings from the due date (without extensions) of our tax return where we realize these savings to the payment date at a rate equal to LIBOR plus 1.00% per annum. The term of the TRA commenced on April 23, 2018 and will continue until there is no potential for any future tax benefit payments.
As of June 30, 2021, the total TRA liability was $19.1 million, of which $3.9 million was classified as a current liability in "Related party payable-tax receivable agreement" and $15.2 million remained as a long-term liability in "Related party payable-tax receivable agreement" on the balance sheet. As of December 31, 2020, the total TRA liability was $40.9 million, of which $21.8 million was classified as a current liability in "Related party payable - tax receivable agreement" on the balance sheet, as we expected this portion to be settled within twelve months, and $19.1 million of the liability remained as a long-term liability in "Related party payable - tax receivable agreement" on the balance sheet.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term Incentive Plan
The long-term incentive plan ("LTIP") was adopted by the Company in August 2015 and amended and restated in March 2018. The purpose of the plan was to retain senior management of the Company, to incentivize them to make decisions with a long-term view and to influence behavior in a way that is consistent with maximizing value for the pre-IPO stockholder of the Company in a prudent manner. Each participant was allocated a number of profit units, with a maximum of 30,000 profit units ("Profit Units") available under the plan. Awards of Profit Units generally vested in equal increments over a five-year period beginning on the first anniversary of the grant date of the Profit Units, subject to continued employment with the Company through each vesting date. If a participant ceased to provide services prior to any applicable vesting date for any reason, other than a termination for cause, then the participant forfeited all unvested Profit Units and any vested Profit Units remained outstanding. If a Participant had been terminated for cause, both vested and unvested Profit Units would have been forfeited. Upon a "Change in Control" (as defined in the LTIP), the Profit Units entitled the participant to a payment based on a percentage of the sum of (i) all net "Sale Proceeds" (as defined in the LTIP) received by Brookfield Capital IV L.P. and its affiliates ("Brookfield Capital IV") less (ii) the "Threshold Value" (as defined in the LTIP), with such payment amount being determined by the Company's Board of Directors in its sole discretion. In the event that, in connection with a Change in Control, Brookfield Capital IV disposes of less than 100% of its ownership interest in the Company, the amount of the Sale Proceeds in excess of the Threshold Value shall be determined on a pro-rata basis by reference to the percentage of ownership interest disposed, as determined by the Board of Directors of the Company.
The May 2021 secondary offering of our common stock by Brookfield Capital IV constituted a "Change in Control" under the LTIP. A "Change in Control" under the LTIP is defined as, among other things, a transaction or series of transactions (including, without limitation, the consummation of a combination, share purchases, recapitalization, redemption, issuance of capital stock, consolidation, reorganization or otherwise) pursuant to which following a public offering of the Company’s stock, Brookfield Capital IV ceases to have a beneficial ownership interest in at least 30% of the Company’s outstanding voting securities (effective on the first of such date). Upon completion of the May 2021 secondary offering, Brookfield beneficially owned approximately 24% of the Company's outstanding voting securities. Accordingly, the Company settled the vested Profit Units in lump sum payment within 30 days following a Change in Control. The settlement of the Profit Units consisted of a pre-tax charge of $73.4 million, of which $30.7 million was recorded in cost of sales and $42.7 million was recorded in selling and administrative expense. As of June 30, 2021, $61.5 million of the charges have been settled in cash by the Company while the remainder of the liability, related to payroll taxes, is expected to be paid in the third quarter of 2021, which will satisfy all obligations under the LTIP.

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

The following table summarizes the provision for income taxes for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Tax expense	$7,765	$19,788	$24,022	$43,734
Pretax income	35,930	112,564	150,986	258,778
Effective tax rates	21.6%	17.6%	15.9%	16.9%
The effective tax rate for the three months ended June 30, 2021 was 21.6%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates, which is partially offset by the net combined impact related to the U.S. taxation of global intangible low taxed income ("GILTI"), and Foreign Tax Credits ("FTCs"). A portion of the one-time Change in Control charges recorded in the three months ended June 30, 2021 was not deductible and contributed to the increase in the effective rate. We expect the full year effective tax rate to be approximately 16% to 17%.
The effective tax rate for the three months ended June 30, 2020 was 17.6%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates.
The tax expense decreased from $19.8 million for the three months ended June 30, 2020 to $7.8 million for the three months June 30, 2021. This change is primarily related to a reduction in pretax income, worldwide earnings from various countries taxed at different rates and U.S. taxation of GILTI.
For the six months ended June 30, 2021, the effective tax rate of 15.9% differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates which is partially offset by the net combined impact related to the U.S. taxation of GILTI and FTCs.
For the six months ended June 30, 2020, the effective tax rate of 16.9% differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates.
The tax expense decreased from $43.7 million for the six months ended June 30, 2020 to $24.0 million for the six months ended June 30, 2021. This change is primarily related to the reduction in pretax income, worldwide earnings from various countries taxed at different rates and the U.S. taxation of GILTI.
As of June 30, 2021, we had unrecognized tax benefits of $0.1 million, which, if recognized, would have a favorable impact on our effective tax rate.
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
We have no foreign currency cash flow hedges outstanding as of June 30, 2021 and December 31, 2020 and, therefore, no unrealized gains or losses reported under accumulated other comprehensive income (loss).
As of June 30, 2021, we had outstanding Mexican peso, euro, Swiss franc, South African rand and Japanese yen currency contracts with an aggregate notional amount of $80.5 million. As of December 31, 2020, we had outstanding Mexican peso, South African rand, euro, Swiss franc and Japanese yen currency contracts, with an aggregate notional amount of $71.0 million. The foreign currency derivatives outstanding as of June 30, 2021 have maturities through December 31, 2021, and were not designated as hedging instruments.
Commodity derivative contracts
We have entered into commodity derivative contracts for refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. We had outstanding commodity derivative contracts as of June 30, 2021 with a notional amount of $38.4 million and maturities from July 2021 to June 2022. The outstanding commodity derivative contracts represented a pre-tax net unrealized gain within "Accumulated Other Comprehensive Income" of $12.8 million as of June 30, 2021. We had outstanding commodity derivative contracts as of December 31, 2020 with a notional amount of $61.3 million representing a pre-tax net unrealized loss of $2.2 million.
In connection with de-designated commodity derivative contracts, we recognized in cost of sales $0.9 million unrealized gain as of June 30, 2021 as a result of the variation in fair value from the de-designation date. This resulted from a small portion of our commodity derivative contracts that ceased to qualify for hedge accounting in the second quarter of 2021.
Interest rate swap contracts
During the third quarter of 2019, the Company entered into four interest rate swap contracts. The contracts are "pay fixed, receive variable" with notional amounts of $500 million due to mature in August 2021 and another $500 million due to mature in August 2024. The Company’s risk management objective was to fix its cash flows associated with the risk in variability in the one-month USD LIBOR for a portion of our outstanding debt. It is expected that these swaps will fix the cash flows associated with the forecasted interest payments on this notional amount of debt to an effective fixed interest rate of 5.1%, which could be lowered to 4.85% depending on credit ratings. In December 2020, in connection with the $500 million principal repayment of the 2018 Term Loan Facility, we de-designated one interest rate swap contract of $250 million notional maturing in the third quarter of 2021 and in February 2021 we closed it and recorded a $0.9 million charge in interest expense.
Additionally, in February 2021, the Company modified the three remaining swaps with notional amounts of $250 million maturing in the third quarter 2021 and $500 million maturing in the third quarter 2024 in order to align their terms

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to the amended 2018 Term Loan Facility (see Note 4 "Debt and Liquidity" for details of the February 2021 repricing of the 2018 Term Loan Facility). It is expected that these swaps will fix the cash flows associated with the forecasted interest payments on this notional amount of debt to an effective fixed interest rate of 4.2%, which could be lowered to 3.95% depending on credit ratings. The modification triggered the de-designation and re-designation of the swaps. Because the modified swaps contained an other-than-insignificant financing element at re-designation date, they are considered hybrid instruments composed of a debt host and an embedded derivative. The debt host portion amounted to a liability of $8.5 million as of June 30, 2021 with $2.8 million included in "Other accrued liabilities" and $5.7 million in "Other long-term obligations". The corresponding loss is accounted for in "Accumulated Other Comprehensive income" and is amortized over the remaining life of the swaps. The embedded derivative is treated as a cash-flow hedge.
Within "Accumulated Other Comprehensive Income", the portion of the interest rate swaps qualifying as a cash flow hedge represented a net unrealized pre-tax gain of $1.9 million and a net unrealized pre-tax loss of $11.0 million as of June 30, 2021 and December 31, 2020, respectively. The fair value of these contracts was determined using Level 2 inputs.
The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Condensed Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, the fair value of our derivatives and their respective balance sheet locations are presented in the following tables:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of June 30, 2021	(Dollars in thousands)
Derivatives designated as cash flow hedges:
Commodity derivative contracts	Prepaid and other current assets	$12,791	Other accrued liabilities	$—
	Other long-term assets	—	Other long-term obligations	—
Interest rate swap contracts	Prepaid and other current assets	—	Other accrued liabilities	844
	Other long-term assets	2,775	Other long-term obligations	—
Total fair value		$15,566		$844

As of December 31, 2020
Derivatives designated as cash flow hedges:
Commodity derivative contracts	Prepaid and other current assets	$518	Other accrued liabilities	$888
	Other long-term assets	63	Other long-term obligations	1,898
Interest rate swap contracts	Prepaid and other current assets	—	Other accrued liabilities	4,080
	Other long-term assets	—	Other long-term obligations	6,903
Total fair value		$581		$13,769

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of June 30, 2021	(Dollars in thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$137	Other accrued liabilities	$272
Total fair value		$137		$272

As of December 31, 2020
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$6	Other accrued liabilities	$111
Interest rate swap contracts	Prepaid and other current assets	—	Other accrued liabilities	952
Total fair value		$6		$1,063

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The realized (gains) losses resulting from the settlement of commodity derivative contracts designated as hedges remain in "Accumulated Other Comprehensive Income" until they are recognized in the Statement of Operations when the hedged item impacts earnings, which is when the finished product is sold. As of June 30, 2021 and 2020, net realized pre-tax gains of $2.4 million and net realized pre-tax losses of $5.7 million, respectively, were reported under "Accumulated Other Comprehensive Income" and will be and were, respectively, released to earnings within the following 12 months. See the table below for amounts recognized in the Statement of Operations.
The location and amount of realized (gains) losses on derivatives are recognized in the Statements of Operations as follows for the periods ended June 30, 2021 and 2020:

		Amount of (Gain)/Loss Recognized
	Location of Realized (Gain)/Loss Recognized in the Consolidated Statement of Operations	For the Three Months Ended June 30,
		2021	2020
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Commodity derivative contracts	Cost of sales	$4,498	$(1,130)
Interest rate swap contracts	Interest expense	289	1,521

Derivatives not designated as hedges:
Foreign currency derivatives	Cost of sales, Other expense (income)	$264	$(217)
Commodity derivative contracts	Cost of sales	(242)	25
		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Consolidated Statement of Operations	For the Six Months Ended June 30,
		2021	2020
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Commodity contract hedges	Cost of sales	$5,047	$(3,939)
Interest rate swap contracts	Interest expense	1,285	1,315

Derivatives not designated as hedges:
Foreign currency derivatives	Cost of sales, Other expense (income)	$1,893	$(716)
Commodity derivative contracts	Cost of sales	(242)	(114)
Interest rate swap contracts	Interest expense	866	—
(10) Accumulated Other Comprehensive Income (Loss)
The balance in our accumulated other comprehensive income (loss) is set forth in the following table:

	As of June 30, 2021	As of December 31, 2020
	(Dollars in thousands)
Foreign currency translation adjustments, net of tax	$(7,302)	$(2,725)
Commodity and interest rate derivatives, net of tax	6,911	(16,916)
Total accumulated comprehensive (loss)	$(391)	$(19,641)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) Earnings per Share
During the six months ended June 30, 2020, we repurchased 3,328,574 shares of our common stock under the repurchase program that was approved on July 30, 2019. These shares were subsequently retired. There were no shares repurchased under this program during the six months ended June 30, 2021.
The following table shows the information used in the calculation of our basic and diluted earnings per share calculation for the six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Weighted average common shares outstanding for basic calculation	267,560,712	267,249,580	267,440,501	268,233,233
Add: Effect of stock options, deferred share units and restricted stock units	247,232	10,815	324,877	10,764
Weighted average common shares outstanding for diluted calculation	267,807,944	267,260,395	267,765,378	268,243,997
Basic earnings per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding, which includes 122,455 and 116,631 shares of participating securities in the three and six months ended June 30, 2021, respectively, and 65,062 and 59,166 shares of participating securities in the three and six months ended June 30, 2020, respectively. Diluted earnings per share are calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of 1,358,696 and 1,250,722 equivalent shares in the three and six months ended June 30, 2021, respectively, and 1,734,610 and 1,603,198 in the three and six months ended June 30, 2020, respectively, as these shares are anti-dilutive.
(12) Stock-Based Compensation
Stock-based compensation awards granted by our Board of Directors for the three and six months ended June 30, 2021 and 2020 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Award type:
Stock options	2,000	2,000	479,500	300,000
Deferred share units	13,861	12,091	25,672	24,643
Restricted stock units	1,500	2,602	515,960	311,991

In the three months ended June 30, 2021 and 2020, we recognized $15.3 million and $0.7 million, respectively, in stock-based compensation expense. A majority of the expense, $13.4 million and $0.6 million, respectively, was recorded as selling and administrative expense in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales.
In the six months ended June 30, 2021 and 2020, we recognized $16.0 million and $1.1 million, respectively, in stock - based compensation expense. A majority of expense, $14.1 million and $1.0 million, respectively, was recorded as selling and administrative expense in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales.
In the three and six months ended June 30, 2021, the expense includes $14.7 million due to the "Change in Control" accelerated vesting provisions of certain of our awards. For the purpose of these grants, a “Change in Control” occurred when Brookfield and any affiliates thereof (collectively, the “Majority Stockholder”) ceased to own stock of the Company that constitutes at least thirty percent (30%) or thirty-five percent (35%), as applicable, of the total fair market value or total voting

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

power of the stock of the Company. Out of the $14.7 million recorded with the Change in Control, $0.9 million accelerated at the 35% ownership level and the remaining $13.8 million accelerated at the 30% ownership level.
As of June 30, 2021, unrecognized compensation cost related to non-vested stock options, deferred share units and restricted stock units was $0.8 million, which will be recognized over the remaining weighted average life of 1.9 years.
Stock option, deferred share unit and restricted stock unit award activity under the Company's Omnibus Equity Incentive Plan for the six months ended June 30, 2021 was as follows:

Stock Options

	Number of Shares	Weighted- Average Exercise Price
Outstanding unvested as of December 31, 2020	906,361	$13.01
Granted	479,500	11.49
Vested	(1,214,192)	11.96
Forfeited	(42,349)	13.36
Outstanding unvested as of June 30, 2021	129,320	$17.17

Deferred Share Unit and Restricted Stock Unit awards

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested as of December 31, 2020	524,488	$10.41
Granted	541,632	11.51
Vested	(1,046,631)	10.96
Forfeited	(16,793)	10.78
Outstanding unvested as of June 30, 2021	2,696	$13.96
(13) Subsequent Events
On August 4, 2021, our Board of Directors declared a quarterly dividend of $0.01 per share to stockholders of record as of the close of business on August 31, 2021, to be paid on September 30, 2021.

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
We believe GrafTech's leadership position, strong cash flows, and advantaged low cost structure and vertical integration are sustainable competitive advantages. The services and solutions we provide will position our customers and us for a better future.
Commercial Update and Outlook
GrafTech reported strong sales volumes of 43 thousand metric tons ("MT") in the second quarter of 2021, consisting of LTA volumes of 27 thousand MT, at an average approximate price of $9,500 per MT, and non-LTA volumes of 16 thousand MT, at an average approximate price of $4,100 per MT. Sales volumes increased 16% and 39% compared to the first quarter of 2021 and second quarter of 2020, respectively.
As previously reported, spot prices negotiated during the first quarter of 2021 reached a recent low and have steadily improved since that time. Accordingly, non-LTA prices for our graphite electrodes to be delivered and realized in income in the second half of 2021 are improving. We expect this improvement in non-LTA pricing to continue into 2022. In the third quarter of 2021, we expect realized prices for non-LTA volumes to be up approximately 10%-12% compared to the second quarter.
Production volume of 44 thousand MT in the second quarter of 2021 represented an increase of 22% and 33% compared to the first quarter of 2021 and the second quarter of 2020, respectively.
The estimated shipments of graphite electrodes for the final two years of the initial term under our LTAs and for the years 2023 through 2024 remain unchanged from our prior estimate as follows:

	2021	2022	2023 through 2024
Estimated LTA volume (thousands of metric tons)	98-108	95-105	35-45
Estimated LTA revenue (in millions)	$925-$1,025	$910-$1,010	$350-$450(1)
(1) Includes expected termination fees from a few customers that have failed to meet certain obligations under their LTAs
Global steel market capacity utilization rates have continued to improve sequentially:

	Q2 2021	Q1 2021	Q2 2020
Global steel market (ex-China) capacity utilization rates (1)	75%	73%	56%
U.S. steel market capacity utilization rates (2)	80%	77%	56%
1 Source: World Steel Association and Metal Expert
2 Source: American Iron and Steel Institute
Capital Structure and Capital Allocation
As of June 30, 2021, GrafTech had cash and cash equivalents of $114 million and total debt of approximately $1.2 billion. We continue to make progress in reducing our long-term debt, repaying $50 million in the second quarter, for a total

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

debt repayment of $200 million in the first half of 2021. We continue to expect our primary use of cash for the balance of this year to be debt repayment.

Our full year 2021 capital expenditure range expectations are unchanged, between $55 and $65 million.
Key metrics used by management to measure performance
In addition to measures of financial performance presented in our Consolidated Financial Statements in accordance with GAAP, we use certain other financial measures and operating metrics to analyze the performance of our company. The “non-GAAP” financial measures consist of EBITDA, adjusted EBITDA, adjusted net income and adjusted EPS. which help us evaluate growth trends, establish budgets, assess operational efficiencies and evaluate our overall financial performance. The key operating metrics consist of sales volume, production volume, production capacity and capacity utilization.
Key financial measures

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands), except per share data	2021	2020	2021	2020
Net sales	$330,750	$280,718	$635,147	$599,364
Net income	$28,165	$92,776	$126,964	$215,044
Earnings per share(1)	$0.11	$0.35	$0.47	$0.80
EBITDA(2)	$68,017	$147,645	$221,742	$332,674
Adjusted net income(2)	$114,487	$96,005	$214,367	$212,235
Adjusted earnings per share(1)(2)	$0.43	$0.36	$0.80	$0.79
Adjusted EBITDA (2)	$159,903	$151,125	$314,948	$330,303
(1) Earnings per share represents diluted earnings per share. Adjusted earnings per share represents adjusted diluted earnings per share.
(2) Non-GAAP financial measures; see below for information and reconciliations of EBITDA, adjusted EBITDA, adjusted net income, and adjusted EPS to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Key operating metrics

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except utilization)	2021	2020	2021	2020
Sales volume (MT)(1)	43	31	80	65
Production volume (MT)(2)	44	33	80	66
Production capacity excluding St. Marys (MT)(3)(4)	51	51	102	102
Capacity utilization excluding St. Marys (3)(5)	86%	65%	78%	65%
Total production capacity (MT)(4)(6)	58	58	116	116
Total capacity utilization(5)(6)	76%	57%	69%	57%
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
(6) Includes graphite electrode facilities in Calais, France; Monterrey, Mexico; Pamplona, Spain and St. Marys, Pennsylvania.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Non-GAAP financial measures
In addition to providing results that are determined in accordance with GAAP, we have provided certain financial measures that are not in accordance with GAAP. EBITDA, adjusted EBITDA, adjusted net income, and adjusted EPS are non‑GAAP financial measures. We define EBITDA, a non‑GAAP financial measure, as net income or loss plus interest expense, minus interest income, plus income taxes, and depreciation and amortization. We define adjusted EBITDA as EBITDA adjusted for any pension and other post employment benefit ("OPEB") plan expenses or gains, initial and follow-on public offering and related expenses, non‑cash gains or losses from foreign currency remeasurement of non‑operating assets and liabilities in our foreign subsidiaries where the functional currency is the U.S. dollar, related party Tax Receivable Agreement (as defined below) adjustments, stock-based compensation, non‑cash fixed asset write‑offs and Change in Control charges that were triggered as a result of the ownership of our largest stockholder falling below 30% of our total outstanding shares. Adjusted EBITDA is the primary metric used by our management and our Board of Directors to establish budgets and operational goals for managing our business and evaluating our performance.
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
•adjusted EBITDA does not reflect the Change in Control charges; and
•other companies, including companies in our industry, may calculate EBITDA and adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
We define adjusted net income, a non‑GAAP financial measure, as net income or loss and excluding the items used to calculate adjusted EBITDA, less the tax effect of those adjustments. We define adjusted EPS, a non‑GAAP financial measure, as adjusted net income divided by the weighted average of diluted common shares outstanding during the period. We believe adjusted net income and adjusted EPS are useful to present to investors because we believe that they assist investors’ understanding of the underlying operational profitability of the Company.
In evaluating EBITDA, adjusted EBITDA, adjusted net income, adjusted EPS, you should be aware that in the future, we will incur expenses similar to the adjustments in the reconciliation below, other than change in control charges. Our presentations of EBITDA, adjusted EBITDA, adjusted net income and adjusted EPS should not be construed as suggesting that our future results will be unaffected by these expenses or any unusual or non‑recurring items. When evaluating our performance, you should consider EBITDA, adjusted EBITDA, adjusted net income, and adjusted EPS alongside other financial performance measures, including our net income, EPS and other GAAP measures.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

Reconciliation of Net Income to Adjusted Net Income
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Net income	$28,165	$92,776	$126,964	$215,044
Adjustments, pre-tax:
Pension and OPEB plan expenses (1)	430	541	861	1,083
Initial and follow-on public offering and related expenses (2)	241	—	663	4
Non-cash loss (gain) on foreign currency remeasurement (3)	2,255	2,222	1,907	(1,239)
Stock-based compensation (4)	550	717	1,318	1,127
Non-cash fixed asset write-off (5)	313	—	313	—
Related party Tax Receivable Agreement adjustment (6)	—	—	47	(3,346)
Change in Control LTIP award (7)	73,384	—	73,384	—
Change in control stock-based compensation acceleration (7)	14,713	—	14,713	—
Total non-GAAP adjustments pre-tax	91,886	3,480	93,206	(2,371)
Income tax impact on non-GAAP adjustments	5,564	251	5,803	438
Adjusted net income	$114,487	$96,005	$214,367	$212,235
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
(5)Non-cash write-off of fixed assets.
(6)Non-cash expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that are expected to be utilized.
(7)In the second quarter of 2021, we incurred change in control charges as a result of the ownership of our largest stockholder, Brookfield, moving below 30% of our shares outstanding.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of EPS to Adjusted EPS
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

EPS	$0.11	$0.35	$0.47	$0.80
Adjustments per share:
Pension and OPEB plan expenses (1)	—	—	—	—
Initial and follow-on public offering and related expenses (2)	—	—	—	—
Non-cash gains and losses on foreign currency remeasurement (3)	0.01	0.01	0.01	—
Stock-based compensation (4)	—	—	0.01	—
Non-cash fixed asset write-off (5)	—	—	—	—
Related party Tax Receivable Agreement adjustment (6)	—	—	—	(0.01)
Change in control LTIP award (7)	0.27	—	0.27	—
Change in control stock-based compensation acceleration (7)	0.06	—	0.06	—
Total non-GAAP adjustments pre-tax per share	0.34	0.01	0.35	(0.01)
Income tax impact on non-GAAP adjustments per share	0.02	—	0.02	—
Adjusted EPS	$0.43	$0.36	$0.80	$0.79
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
(7)In the second quarter of 2021, we incurred Change in Control charges as a result of the ownership of our largest shareholder, Brookfield, moving below 30% of our total shares outstanding.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$28,165	$92,776	$126,964	$215,044
Add:
Depreciation and amortization	16,292	14,549	32,831	28,833
Interest expense	15,994	20,880	38,161	46,552
Interest income	(199)	(348)	(236)	(1,489)
Income taxes	7,765	19,788	24,022	43,734
EBITDA	68,017	147,645	221,742	332,674
Adjustments:
Pension and OPEB plan expenses (1)	430	541	861	1,083
Initial and follow-on public offering and related expenses (2)	241	—	663	4
Non-cash loss (gain) on foreign currency remeasurement (3)	2,255	2,222	1,907	(1,239)
Stock-based compensation (4)	550	717	1,318	1,127
Non-cash fixed asset write-off (5)	313	—	313	—
Related party Tax Receivable Agreement adjustment (6)	—	—	47	(3,346)
Change in Control LTIP award (7)	73,384	—	73,384	—
Change in control stock-based compensation acceleration (7)	14,713	—	14,713	—
Adjusted EBITDA	$159,903	$151,125	$314,948	$330,303
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
(5)Non-cash write-off of fixed assets.
(6)Non-cash expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that are expected to be utilized.
(7)In the second quarter of 2021, we incurred change in control charges as a result of the ownership of our largest shareholder, Brookfield, moving below 30% of our shares outstanding.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Results of Operations
The Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
The tables presented in our period-over-period comparisons summarize our Condensed Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our Management's Discussion and Analysis ("MD&A"), insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	For the Three Months Ended June 30,		Increase/ Decrease	% Change
	2021	2020
	(Dollars in thousands)

Net sales	$330,750	$280,718	$50,032	18%
Cost of sales	201,867	130,600	71,267	55%
Gross profit	128,883	150,118	(21,235)	(14)%
Research and development	1,018	710	308	43%
Selling and administrative expenses	75,783	16,001	59,782	374%
Operating income	52,082	133,407	(81,325)	(61)%
Other expense (income), net	357	311	46	15%
Interest expense	15,994	20,880	(4,886)	(23)%
Interest income	(199)	(348)	149	(43)%
Income before provision for income taxes	35,930	112,564	(76,634)	(68)%
Provision for income taxes	7,765	19,788	(12,023)	(61)%
Net income	$28,165	$92,776	$(64,611)	(70)%
Net sales. Net sales increased from $280.7 million in the three months ended June 30, 2020 to $330.8 million in the three months ended June 30, 2021. The second quarter of 2020 was impacted by market conditions, including COVID-19. Stronger demand for our products in the second quarter of 2021 resulted in a 39% increase in sales volume compared to the same period of 2020. Partially offsetting the increased volume was a decrease in non-LTA sales prices, as the sales prices we realized in the second quarter of 2021 were primarily negotiated late in the fourth quarter of 2020 as well as in the first quarter of 2021. The sales price of graphite electrodes have increased since the first quarter of 2021 and we expect this to positively impact our second half 2021 results.
Cost of sales. We experienced an increase in cost of sales from $130.6 million in the three months ended June 30, 2020 to $201.9 million in the three months ended June 30, 2021, primarily due to the 39% increase in sales volume of manufactured electrodes. Additionally, cost of sales in the second quarter of 2021 was impacted by a one-time Long-term Incentive Plan ("LTIP") charge of $30.7 million resulting from a Change in Control after our largest stockholder's ownership of our common stock was reduced below 30% of our outstanding common stock.
Selling and administrative expenses. Selling and administrative expenses increased from $16.0 million in the three months ended June 30, 2020 to $75.8 million in the three months ended June 30, 2021 primarily due to the aforementioned Change in Control resulting in $42.6 million of one-time LTIP expense within selling and administrative expense. Additionally, the Change in Control resulted in $12.9 million of one-time accelerated stock based compensation expense.
Interest expense. Interest expense decreased from $20.9 million in the three months ended June 30, 2020 to $16.0 million in the three months ended June 30, 2021, primarily due to lower interest rates and lower average borrowings. Partially offsetting these decreases was the absence of a $3.3 million benefit in 2020 resulting from discounts on debt repurchases.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Provision for income taxes. The following table summarizes the expense for income taxes:

	For the Three months ended June 30,
	2021	2020
	(Dollars in thousands)

Tax expense	$7,765	$19,788
Pretax income	35,930	112,564
Effective tax rates	21.6%	17.6%

The effective tax rate for the three months ended June 30, 2021 was 21.6%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates, which was partially offset by the net combined impact related to the U.S. taxation of global intangible low taxed income (“GILTI”) and Foreign Tax Credits (“FTCs”). A portion of the one-time Change in Control charges recorded in the quarter was not deductible and contributed to the increase in the effective rate. We expect the full year effective tax rate to be approximately 16% to 17%.
The effective tax rate for the three months ended June 30, 2020 was 17.6%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates.
Tax expense decreased from $19.8 million for the three months ended June 30, 2020 to $7.8 million for the three months ended June 30, 2021. This change is primarily related to a reduction in pretax income, worldwide earnings from various countries taxed at different rates and the U.S. taxation of GILTI.
The Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
The tables presented in our period-over-period comparisons summarize our Condensed Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our MD&A, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	For the Six Months Ended June 30,		Increase/ Decrease	% Change
	2021	2020
	(Dollars in thousands)

Net sales	$635,147	$599,364	$35,783	6%
Cost of sales	348,263	269,517	78,746	29%
Gross profit	286,884	329,847	(42,963)	(13)%
Research and development	1,987	1,422	565	40%
Selling and administrative expenses	95,936	30,933	65,003	210%
Operating income	188,961	297,492	(108,531)	(36)%
Other (income) expense	3	(3,003)	3,006	(100)%
Related party Tax Receivable Agreement expense (benefit)	47	(3,346)	3,393	N/A
Interest expense	38,161	46,552	(8,391)	(18)%
Interest income	(236)	(1,489)	1,253	(84)%
Income before provision for income taxes	150,986	258,778	(107,792)	(42)%
Provision for income taxes	24,022	43,734	(19,712)	(45)%
Net income from continuing operations	126,964	215,044	(88,080)	(41)%
Net income	$126,964	$215,044	$(88,080)	(41)%
Net sales. Net sales increased by $35.8 million, or 6%, from $599.4 million in the six months ended June 30, 2020 to $635.1 million in the six months ended June 30, 2021. Higher net sales reflect a 23% increase in sales volume driven primarily by improved customer demand. The same period of 2020 was impacted by market conditions, including COVID-19. Lower realized prices for the six months ended June 30, 2021 partially offset the increased volume. Spot prices for graphite electrodes

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

declined throughout 2020 and did not begin to increase until the first quarter of 2021. We expect this increase in the price of electrodes to favorably impact our results in the second half of 2021.
Cost of sales. Cost of sales increased by $78.7 million, or 29%, from $269.5 million in the six months ended June 30, 2020 to $348.3 million in the six months ended June 30, 2021. This increase was primarily due to the 23% increase in sales volume of manufactured electrodes. Additionally, cost of sales for the six months ended June 30, 2021 was impacted by a one-time LTIP charge of $30.7 million resulting from a Change in Control after our largest stockholder's ownership of our common stock was reduced below 30% of our outstanding common stock.
Selling and administrative expenses. Selling and administrative expenses increased from $30.9 million in the six months ended June 30, 2020 to $95.9 million in the six months ended June 30, 2021 primarily due to the aforementioned Change in Control resulting in $42.6 million of one-time LTIP expense. Additionally, the Change in Control resulted in $12.9 million of one-time accelerated stock based compensation expense.
Other (income) expense. Other income decreased from income of $3.0 million in the six months ended June 30, 2020 to income of zero in the six months ended June 30, 2021. This change was primarily due to 2020 advantageous non-cash foreign currency impacts on non-operating assets and liabilities in the six months ended June 30, 2020 that did not recur in the same period of 2021.
Related party Tax Receivable Agreement expense (benefit). During the first quarter of 2020, the Company recorded an adjustment to our related-party payable-Tax Receivable Agreement liability resulting in a benefit of $3.3 million due to the revised profit expectation for the year 2020, primarily caused by market conditions and the COVID-19 pandemic.
Interest expense. Interest expense decreased by $8.4 million from $46.6 million in the six months ended June 30, 2020 to $38.2 million in the same period of 2021, primarily due to lower interest rates and lower average borrowings. Partially offsetting these decreases was $2.0 million of accelerated amortization of deferred financing fees and original issue discounts in the six months ended June 30, 2021 resulting from prepayments on our term loan and the the absence of a $3.3 million benefit in 2020 resulting from discounts on debt repurchases.
Provision for income taxes. The following table summarizes the expense for income taxes:

	For the Six Months Ended June 30,
	2021	2020
	(Dollars in thousands)
Tax expense	$24,022	$43,734
Pre-tax income	150,986	258,778
Effective tax rates	15.9%	16.9%
The effective tax rate for the six months ended June 30, 2021 was 15.9%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates, partially offset by the net combined impact related to the U.S. taxation of GILTI and FTCs.
For the six months ended June 30, 2020, the effective tax rate of 16.9% differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates.
The tax expense decreased from $43.7 million for the six months ended June 30, 2020 to $24.0 million for the six months ended June 30, 2021. This change is primarily related to the reduction in pretax income, worldwide earnings from various countries taxed at different rates and the U.S. taxation of GILTI.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
The impact of these changes in the average exchange rates of other currencies against the U.S. dollar on our net sales was an increase of $4.3 million and $9.0 million for the three and six months ended June 30, 2021, respectively, compared to the same period of 2020. The impact of these changes on our cost of sales was an increase of $8.1 million and $11.5 million for the three and six months ended June 30, 2021, respectively, compared to the same period of 2020.
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
We believe that we have adequate liquidity to meet our needs. As of June 30, 2021, we had liquidity of $360.5 million, consisting of $246.4 million of availability under our 2018 Revolving Credit Facility (subject to continued compliance with the financial covenants and representations) and cash and cash equivalents of $114.1 million. We had long-term debt of $1,224.9 million and short-term debt of $0.1 million as of June 30, 2021. As of December 31, 2020, we had liquidity of $391.8 million consisting of $246.4 million available on our 2018 Revolving Credit Facility (subject to continued compliance with the financial covenants and representations) and cash and cash equivalents of $145.4 million. We had long-term debt of $1,420.0 million and short-term debt of $0.1 million as of December 31, 2020.
As of June 30, 2021 and December 31, 2020, $84.1 million and $114.6 million, respectively, of our cash and cash equivalents were located outside of the U.S. We repatriate funds from our foreign subsidiaries through dividends. All of our subsidiaries face the customary statutory limitation that distributed dividends cannot exceed the amount of retained and current earnings. In addition, for our subsidiary in South Africa, the South Africa Central Bank requires that certain solvency and liquidity ratios remain above defined levels after the dividend distribution, which historically has not materially affected our ability to repatriate cash from this jurisdiction. The cash and cash equivalents balances in South Africa were $2.6 million and $1.6 million as of June 30, 2021 and December 31, 2020, respectively. Upon repatriation to the U.S., the foreign source portion of dividends we receive from our foreign subsidiaries is no longer subject to U.S. federal income tax as a result of The Tax Cuts and Jobs Act of 2017.
Cash flow and plans to manage liquidity. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of tax payments, timing of capital expenditures, acquisitions, divestitures and other factors. Cash flow from operations is expected to remain at positive sustained levels due to the predictable earnings generated by our LTAs with our customers.
Debt Structure
We had availability under the 2018 Revolving Credit Facility of $246.4 million as of June 30, 2021 and December 31, 2020, which consisted of the $250 million limit reduced by $3.6 million of outstanding letters of credit.
In February 2018, the Company entered into a credit agreement (the “2018 Credit Agreement”), which provides for (i) a $2,250 million senior secured term facility (the “2018 Term Loan Facility”) after giving effect to the June 2018 amendment (the “First Amendment”) that increased the aggregate principal amount of the 2018 Term Loan Facility from $1,500 million to $2,250 million and (ii) a $250 million senior secured revolving credit facility (the “2018 Revolving Credit Facility” and,

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

together with the 2018 Term Loan Facility, the “Senior Secured Credit Facilities”). GrafTech Finance Inc. (“GrafTech Finance”) is the sole borrower under the 2018 Term Loan Facility while GrafTech Finance, GrafTech Switzerland SA (“Swissco”) and GrafTech Luxembourg II S.à.r.l. (“Luxembourg Holdco” and, together with GrafTech Finance and Swissco, the “Co-Borrowers”) are co-borrowers under the 2018 Revolving Credit Facility. The 2018 Term Loan Facility and the 2018 Revolving Credit Facility mature on February 12, 2025 and February 12, 2023, respectively.
The 2018 Term Loan Facility bears interest, at our option, at a rate equal to either (i) the Adjusted LIBO Rate (as defined in the 2018 Credit Agreement), plus an applicable margin equal to 3.00% per annum following an amendment in February 2021 (the “Second Amendment”) that decreased the Applicable Rate (as defined in the 2018 Credit Agreement) by 0.50% for each pricing level or (ii) the ABR Rate (as defined in the 2018 Credit Agreement), plus an applicable margin equal to 2.00% per annum following the Second Amendment, in each case with one step down of 25 basis points based on achievement of certain public ratings of the 2018 Term Loan Facility. The Second Amendment also decreased the interest rate floor from 1.0% to 0.50% for the 2018 Term Loan Facility.
The 2018 Revolving Credit Facility bears interest, at our option, at a rate equal to either (i) the Adjusted LIBO Rate, plus an applicable margin initially equal to 3.75% per annum or (ii) the ABR Rate, plus an applicable margin initially equal to 2.75% per annum, in each case with two 25 basis point step downs based on achievement of certain senior secured first lien net leverage ratios. In addition, we are required to pay a quarterly commitment fee on the unused commitments under the 2018 Revolving Credit Facility in an amount equal to 0.25% per annum.
The Senior Secured Credit Facilities are guaranteed by each of our domestic subsidiaries, subject to certain customary exceptions, and by GrafTech Luxembourg I S.à.r.l., a Luxembourg société à responsabilité limitée and an indirect wholly owned subsidiary of GrafTech, Luxembourg HoldCo, and Swissco (collectively, the “Guarantors”) with respect to all obligations under the 2018 Credit Agreement of each of our foreign subsidiaries that is a Controlled Foreign Corporation (within the meaning of Section 956 of the Internal Revenue Code of 1986, as amended from time to time (the “Code”)).
All obligations under the 2018 Credit Agreement are secured, subject to certain exceptions, by: (i) a pledge of all of the equity securities of each domestic Guarantor and of each other direct, wholly owned domestic subsidiary of GrafTech and any Guarantor, (ii) a pledge on no more than 65% of the equity interests of each subsidiary that is a Controlled Foreign Corporation (within the meaning of Section 956 of the Code), and (iii) security interests in, and mortgages on, personal property and material real property of each domestic Guarantor, subject to permitted liens and certain exceptions specified in the 2018 Credit Agreement. The obligations of each foreign subsidiary of GrafTech that is a Controlled Foreign Corporation under the 2018 Revolving Credit Facility are secured by (i) a pledge of all of the equity securities of each Guarantor that is a Controlled Foreign Corporation and of each direct, wholly owned subsidiary of any Guarantor that is a Controlled Foreign Corporation, and (ii) security interests in certain receivables and personal property of each Guarantor that is a Controlled Foreign Corporation, subject to permitted liens and certain exceptions specified in the 2018 Credit Agreement.
The 2018 Term Loan Facility amortizes at a rate of $112.5 million a year payable in equal quarterly installments, with the remainder due at maturity. The Co-Borrowers are permitted to make voluntary prepayments at any time without premium or penalty. GrafTech Finance is required to make prepayments under the 2018 Term Loan Facility (without payment of a premium) with (i) net cash proceeds from non-ordinary course asset sales (subject to customary reinvestment rights and other customary exceptions and exclusions), and (ii) commencing with the Company’s fiscal year ended December 31, 2019, 75% of Excess Cash Flow (as defined in the 2018 Credit Agreement), subject to step-downs to 50% and 0% of Excess Cash Flow based on achievement of a senior secured first lien net leverage ratio greater than 1.25 to 1.00 but less than or equal to 1.75 to 1.00 and less than or equal to 1.25 to 1.00, respectively. Scheduled quarterly amortization payments of the 2018 Term Loan Facility during any calendar year reduce, on a dollar-for-dollar basis, the amount of the required Excess Cash Flow prepayment for such calendar year, and the aggregate amount of Excess Cash Flow prepayments for any calendar year reduce subsequent quarterly amortization payments of the 2018 Term Loan Facility as directed by GrafTech Finance. As of June 30, 2021, we have satisfied all amortization requirements through prepayments through the maturity date.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
Uses of Liquidity
On July 30, 2019, our Board of Directors authorized a program to repurchase up to $100 million of our outstanding common stock. We may purchase shares from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18 plans. The amount and timing of repurchases are subject to a variety of factors including liquidity, stock price, applicable legal requirements, other business objectives and market conditions. We have repurchased 4,333,259 shares of common stock for a total purchase price of $41.0 million under this program since inception. There were no shares repurchased under this program during the six months ended June 30, 2021.
We currently pay a quarterly dividend of $0.01 per share, or $0.04 on an annualized basis. We review our capital structure with the Board of Directors on an ongoing basis. There can be no assurance that we will pay dividends in the future in these amounts or at all. Our Board of Directors may change the timing and amount of any future dividend payments or eliminate the payment of future dividends in its sole discretion, without any prior notice to our stockholders. Our ability to pay dividends will depend upon many factors, including our financial position and liquidity, results of operations, legal requirements, restrictions that may be imposed by the terms of our current and future credit facilities and other debt obligations and other factors deemed relevant by our Board of Directors.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

During 2020, we reduced our long-term debt principal by $400 million. During the six months ended June 30, 2021, we repaid an additional $200 million of principal of our 2018 Term Loans. We continue to prioritize balance sheet flexibility and debt repayment. We anticipate using a majority of the cash flow that we generate in 2021 to repay debt, but we will continue to examine opportunities to repurchase our common stock.
Potential uses of our liquidity include dividends, share repurchases, capital expenditures, acquisitions, scheduled debt repayments, optional debt repayments, and other general purposes. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn, including any potential resurgence of the COVID-19 pandemic, could significantly and negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.
In order to seek to minimize our credit risks, we may reduce our sales of, or refuse to sell (except for prepayment, cash on delivery or under letters of credit or parent guarantees), our products to some customers and potential customers. Our unrecovered trade receivables worldwide have not been material during the last two years individually or in the aggregate.
During the second quarter of 2021, the Company paid out $61.5 million under its LTIP resulting from a Change in Control provision upon Brookfield's ownership of the Company's common stock falling below 30% of our total outstanding shares, which occurred in the second quarter of 2021. The remaining $11.9 million related to payroll taxes will be paid out in the third quarter of 2021. For details of the LTIP, see Note 7 "Contingencies" to the Notes to Condensed Consolidated Financial Statements.
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
    Capital expenditures totaled $26.1 million in the six months ended June 30, 2021. We are managing inventory levels to match demand.
In the event that operating cash flows fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our 2018 Revolving Credit Facility, to the extent available.
    Cash Flows
The following table summarizes our cash flow activities:

	For the Six Months Ended June 30,
	2021	2020
	(in millions)
Cash flow provided by (used in):
Operating activities	$208.8	$287.7
Investing activities	$(25.8)	$(24.3)
Financing activities	$(214.6)	$(155.7)
Operating Activities
Cash flow from operating activities represents cash receipts and cash disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting net income (loss) for:
•Non-cash items such as depreciation and amortization, impairment, post retirement obligations, and severance and pension plan changes;
•Gains and losses attributed to investing and financing activities such as gains and losses on the sale of assets, loan modification charges and unrealized currency transaction gains and losses; and

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

•Changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.
The net impact of the changes in working capital (operating assets and liabilities), which are discussed in more detail below, include the impact of changes in: receivables, inventories, prepaid expenses, accounts payable, accrued liabilities, accrued taxes, interest payable and payments of other current liabilities.
During the six months ended June 30, 2021, changes in working capital resulted in a net source of funds of $50.4 million, which was impacted by:
•net cash inflows in accounts receivable of $9.3 million from the decrease in accounts receivable due to the timing of sales;
•net cash inflows due to decreased inventory of $7.8 million resulting from lower costs and quantities on hand;
•net cash outflows from decreased income taxes payable of $17.8 million resulting from tax payments, partially offset by 2021 income tax accruals;
•net cash inflows from increases in accounts payable and accruals of $62.7 million, due to increased raw material purchases, increased deferred revenue liabilities related to customer prepayments, and timing of payments of payroll taxes; and
Uses of cash in the six months ended June 30, 2021 included payments under our LTIP of $61.5 million, payments under our tax receivable agreement, dated April 23, 2018 ("TRA"), cash taxes paid of $44.6 million, cash paid for interest of $30.5 million, and contributions to pension and other benefit plans of $2.3 million.
During the six months ended June 30, 2020, changes in working capital resulted in a net source of funds of $61.9 million, which was impacted by:
•net cash inflows in accounts receivable of $58.7 million from the decrease in accounts receivable due to lower sales;
•net cash inflows of $6.1 million from the decrease in other current assets primarily due to value-added tax refunds received from foreign governments;
•net cash inflows from increased income taxes payable of $25.1 million resulting from our ability to defer a $50.0 million tax payment in a foreign jurisdiction resulting from government enacted COVID-19 relief, partially offset by lower required tax payments due to lower profitability; and
•net cash outflows from decreases in accounts payable and accruals of $25.0 million, due to lower purchases of third-party needle coke and timing of payments.
Uses of cash in the six months ended June 30, 2020 included payments under the TRA of $27.9 million, cash paid for interest of $46.1 million and taxes paid of $4.9 million, and contributions to pension and other benefit plans of $1.8 million.
Investing Activities
Net cash used in investing activities was $25.8 million during the six months ended June 30, 2021, resulting from capital expenditures.
Net cash used in investing activities was $24.3 million during the six months ended June 30, 2020, resulting from capital expenditures.
 Financing Activities
Net cash outflow from financing activities was $214.6 million during the six months ended June 30, 2021, which was the result of the repayment of $200.0 million of principal on our 2018 Term Loan Facility, taxes paid related to stock awards vesting of $4.1 million, $2.1 million of interest rate swap settlements, $1.6 million of debt modification costs from our term loan repricing, $1.4 million of debt issuance costs from our 2020 Senior Note Issuance and $5.3 million of total dividends to stockholders.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Net cash outflow from financing activities was $155.7 million during the six months ended June 30, 2020, which was the result of the repayment of $100.0 million on our 2018 Term Loan Facility, $25.5 million of total dividends to stockholders and $30.1 million of stock repurchases.
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
Interest rate risk management. We periodically enter into agreements with financial institutions that are intended to limit our exposure to additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure. In 2019, we entered into four interest rate swap contracts, and in 2021, we modified three contracts and closed one contract. As of June 30, 2021, we recorded an unrealized pre-tax gain of $1.9 million and a net unrealized pre-tax loss of $11.9 million as of December 31, 2020. Additionally, as a result of the February 2021 modification, the modified swaps are considered hybrid instruments composed of a debt host and an embedded derivative. As of June 30, 2021, the debt host portion amounted to a pre-tax loss of $8.5 million, which is amortized over the remaining life of the swaps.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The outstanding foreign currency derivatives represented $0.1 million pre-tax net loss as of June 30, 2021 and a net pre-tax loss of $0.1 million as of December 31, 2020.
Energy commodity management. We have entered into commodity derivative contracts to effectively fix some or all of our exposure to refined oil products. The outstanding commodity derivative contracts represented a net unrealized gain of $12.8 million and a net unrealized loss of $2.2 million as of June 30, 2021 and December 31, 2020, respectively.
Sensitivity analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the underlying exposures as well as on the fair values of our derivatives. The sensitivity analysis for the derivatives represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction.
A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $0.1 million, net of the impact of our interest rate swap, for the six months ended June 30, 2021. The same 100 basis point increase would have resulted in an increase of $12.4 million in the fair value of our interest rate swap portfolio.
As of June 30, 2021, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease of $6.8 million or a corresponding increase of $6.8 million, respectively, in the fair value of the foreign currency hedge portfolio.
A 10% increase or decrease in the value of the underlying commodity prices that we hedge would have resulted in a corresponding increase or decrease of $3.8 million in the fair value of the commodity hedge portfolio as of June 30, 2021. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective at the reasonable assurance level as of June 30, 2021.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
We are involved in various arbitrations, sometimes as claimants and other times as respondents/counterclaimants, pending before the International Chamber of Commerce with several customers who, among other things, have failed to perform under their LTAs and in certain instances are seeking to modify or frustrate their contractual commitments to us. In particular, Aperam South America LTDA, Aperam Sourcing S.C.A., ArcelorMittal Sourcing S.C.A., and ArcelorMittal Brasil S.A. (the “Claimants”) initiated a single arbitration proceeding against two of the Company’s subsidiaries in the International Chamber of Commerce in June 2020. In June 2021, the Claimants filed their statement of claim, seeking approximately $61.0 million in monetary relief and/or reimbursement in respect of several fixed price LTAs that were executed between such subsidiaries and the Claimants in 2017 and 2018. The Claimants argue, among other things, that they should no longer be required to comply with the terms of the LTAs that they signed due to an alleged drop in market prices for graphite electrodes in January 2020. Alternatively, the Claimants argue that they should not be required to comply with the LTAs that they signed due to alleged market circumstances at the time of execution. We believe we have valid defenses to these claims. We intend to vigorously defend them and enforce our rights under the LTAs.

Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees' appeal in favor of GrafTech Brazil. The employees filed a further appeal. As of June 30, 2021, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
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
Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in Part I- Item 1A of our Annual Report on Form 10-K filed February 23, 2021. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

Table of PART II. OTHER INFORMATION (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
The table below sets forth the information on a monthly basis regarding GrafTech's purchases of its common stock, par value $0.01 per share, during the second quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1 through April 30, 2021	—	$—	—	$59,030,305
May 1 through May 31, 2021	—	$—	—	$59,030,305
June 1 through June 30, 2021	—	$—	—	$59,030,305
Total	—		—	$59,030,305
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

Table of PART II. OTHER INFORMATION (CONT'D)
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

31.1*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by David J. Rintoul, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Quinn J. Coburn, Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial Officer).

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David J. Rintoul, President and Chief Executive Officer (Principal Executive Officer).

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Quinn J. Coburn, Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial Officer).

101	The following financial information from GrafTech International Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders' Equity (Deficit), and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).

____________________________
*    Filed herewith
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	August 6, 2021	By:	/s/ Quinn J. Coburn
Quinn J. Coburn
Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial Officer)