Form 10-Q
period 2021-09-30
GRAFTECH INTERNATIONAL LTD
filed 2021-11-05
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 14, 2021, 263,222,208 shares of common stock, par value $0.01 per share, were outstanding.

Presentation of Financial, Market and Legal Data
We present our financial information on a consolidated basis. Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.
Unless otherwise specifically noted, market and market share data in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (the "Report") are our own estimates or derived from sources described in our Annual Report on Form 10-K for the year ended December 31, 2020 ("Annual Report on Form 10-K") filed on February 23, 2021. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Forward-Looking Statements” and “Risk Factors” in this Report and in our Annual Report on Form 10-K. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources have consented to the disclosure or use of data in this Report.
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
•the fact that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders; and
•the loss of our status as a “controlled company” within the meaning of the New York Stock Exchange ("NYSE") corporate governance standards, which will result in us no longer qualifying for exemptions from certain corporate governance requirements.

These factors should not be construed as exhaustive and should be read in connection with the other cautionary statements, including the Risk Factors sections that are included in our Annual Report on Form 10-K, and other filings with the Securities and Exchange Commission ("SEC"). The forward-looking statements made in this Report relate only to events as of the date on which the statements are made. We do not undertake any obligation to publicly update or review any forward-looking statement except as required by law, whether as a result of new information, future developments or otherwise.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of September 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$86,656	$145,442
Accounts and notes receivable, net of allowance for doubtful accounts of $8,024 as of September 30, 2021 and $8,243 as of December 31, 2020	183,562	182,647
Inventories	269,709	265,964
Prepaid expenses and other current assets	64,595	35,114
Total current assets	604,522	629,167
Property, plant and equipment	807,532	784,902
Less: accumulated depreciation	308,029	278,685
Net property, plant and equipment	499,503	506,217
Deferred income taxes	32,944	32,551
Goodwill	171,117	171,117
Other assets	85,060	93,660
Total assets	$1,393,146	$1,432,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,177	$70,989
Short-term debt	128	131
Accrued income and other taxes	54,503	48,720
Other accrued liabilities	81,661	56,501
Related party payable - tax receivable agreement	3,922	21,752
Total current liabilities	245,391	198,093
Long-term debt	1,127,412	1,420,000
Other long-term obligations	71,552	81,478
Deferred income taxes	44,316	43,428
Related party payable - tax receivable agreement	15,176	19,098
Contingencies - Note 7
Stockholders’ equity:
Preferred stock, par value $0.01, 300,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01, 3,000,000,000 shares authorized, 263,586,828 shares issued and outstanding as of September 30, 2021 and 267,188,547 as of December 31, 2020	2,636	2,672
Additional paid-in capital	761,748	758,354
Accumulated other comprehensive loss	(5,774)	(19,641)
Accumulated deficit	(869,311)	(1,070,770)
Total stockholders’ deficit	(110,701)	(329,385)

Total liabilities and stockholders’ equity	$1,393,146	$1,432,712

See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$347,348	$286,987	$982,495	$886,351
Cost of sales	170,286	131,862	518,549	401,379
Gross profit	177,062	155,125	463,946	484,972
Research and development	983	650	2,970	2,072
Selling and administrative expenses	19,006	19,062	114,942	49,995
Operating profit	157,073	135,413	346,034	432,905

Other (income) expense, net	(364)	694	(361)	(2,309)
Related party Tax Receivable Agreement expense (benefit)	—	—	47	(3,346)
Interest expense	16,048	22,474	54,209	69,026
Interest income	(417)	(93)	(653)	(1,582)
Income before provision for income taxes	141,806	112,338	292,792	371,116
Provision for income taxes	21,920	18,104	45,942	61,838
Net income	$119,886	$94,234	$246,850	$309,278

Basic income per common share*:
Net income per share	$0.45	$0.35	$0.92	$1.15
Weighted average common shares outstanding	267,106,109	267,265,705	267,327,888	267,908,427
Diluted income per common share*:
Income per share	$0.45	$0.35	$0.92	$1.15
Weighted average common shares outstanding	267,178,963	267,279,555	267,441,394	267,920,890

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net income	$119,886	$94,234	$246,850	$309,278
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $0, $0, $0 and $(162) respectively	(9,112)	7,455	(13,689)	(6,083)
Commodity and interest rate derivatives, net of tax of $(1,024), $(740), $(7,435), and $7,224 respectively	3,729	2,826	27,556	(25,717)
Other comprehensive (loss) income, net of tax:	(5,383)	10,281	13,867	(31,800)
Comprehensive income	$114,503	$104,515	$260,717	$277,478
*See Note 11 "Earnings per Share"

See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities:
Net income	$246,850	$309,278
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	48,415	45,074
Related party Tax Receivable Agreement expense (benefit)	47	(3,346)
Deferred income tax provision	(6,180)	16,237
Stock-based compensation	16,293	1,887
Interest expense	9,750	4,768
Other charges, net	6,784	448
Net change in working capital*	47,174	85,098
Change in related-party Tax Receivable Agreement	(21,799)	(27,857)
Change in long-term assets and liabilities	(4,323)	(14,922)
Net cash provided by operating activities	343,011	416,665
Cash flow from investing activities:
Capital expenditures	(40,426)	(30,688)
Proceeds from the sale of assets	356	78
Net cash used in investing activities	(40,070)	(30,610)
Cash flow from financing activities:
Debt issuance and modification costs	(3,109)	—
Repurchase of common stock-non-related party	(42,378)	(30,099)
Payment of tax withholdings related to net share settlement of equity awards	(4,074)	(71)
Principal repayments on long-term debt	(300,000)	(249,214)
Dividends paid to non-related-party	(5,446)	(7,553)
Dividends paid to related-party	(2,567)	(20,650)
Other	(3,264)	—
Net cash used in financing activities	(360,838)	(307,587)
Net change in cash and cash equivalents	(57,897)	78,468
Effect of exchange rate changes on cash and cash equivalents	(889)	(562)
Cash and cash equivalents at beginning of period	145,442	80,935
Cash and cash equivalents at end of period	$86,656	$158,841

* Net change in working capital due to changes in the following components:
Accounts and notes receivable, net	$(3,455)	$78,408
Inventories	(7,246)	10,371
Prepaid expenses and other current assets	(17,664)	5,437
Income taxes payable	(2,371)	16,032
Accounts payable and accruals	71,748	(25,078)
Interest payable	6,162	(72)
Net change in working capital	$47,174	$85,098

See accompanying Notes to Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Dollars in thousands, except share data) (Unaudited)
	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income(Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2020	267,188,547	$2,672	$758,354	$(19,641)	$(1,070,770)	$(329,385)
Comprehensive income (loss):
Net income	—	—	—	—	98,799	98,799
Other comprehensive income (loss):
Commodity and interest rate derivatives income (loss), net of tax of $(3,144)	—	—	—	11,660	—	11,660
Commodity and interest rate derivatives reclassification adjustments, net of tax of $(187)	—	—	—	695	—	695
Foreign currency translation adjustments, net of tax of $0	—	—	—	(13,431)	—	(13,431)
Total other comprehensive loss	—	—	—	(1,076)	—	(1,076)
Stock-based compensation	92,135	1	766	—	—	767
Dividends paid to related party stockholder ($0.01 per share)	—	—	—	—	(1,277)	(1,277)
Dividends paid to non-related party stockholders ($0.01 per share)	—	—	—	—	(1,394)	(1,394)
Common stock withheld for taxes on equity award settlement	(23,090)	—	(65)	—	(210)	(275)
Balance as of March 31, 2021	267,257,592	$2,673	$759,055	$(20,717)	$(974,852)	$(233,841)
Comprehensive income (loss):
Net income	—	—	—	—	28,165	28,165
Other comprehensive income (loss):
Commodity and interest rate derivatives income (loss), net of tax of $(1,921)	—	—	—	7,158	—	7,158
Commodity derivatives reclassification adjustments, net of tax of $(1,158)	—	—	—	4,314	—	4,314
Foreign currency translation adjustments, net of tax of $0	—	—	—	8,854	—	8,854
Total other comprehensive income	—	—	—	20,326	—	20,326
Stock-based compensation	917,410	9	15,254	—	—	15,263
Dividends paid to related party stockholder ($0.01 per share)	—	—	—	—	(650)	(650)
Dividends paid to non-related party stockholders ($0.01 per share)	—	—	—	—	(2,024)	(2,024)
Common stock withheld for taxes on equity award settlement	(294,250)	(3)	(757)	—	(3,039)	(3,799)
Balance as of June 30, 2021	267,880,752	$2,679	$773,552	$(391)	$(952,400)	$(176,560)
Comprehensive income (loss):
Net income	—	—	—	—	119,886	119,886
Other comprehensive income (loss):
Commodity and interest rate derivative income (loss), net of tax of $(581)	—	—	—	2,111	—	2,111
Commodity derivatives reclassification adjustments, net of tax of $(443)	—	—	—	1,618	—	1,618
Foreign currency translation adjustments, net of tax of $0	—	—	—	(9,112)	—	(9,112)
Total other comprehensive income	—	—	—	(5,383)	—	(5,383)
Stock-based compensation	—	—	263	—	—	263
Dividends paid to related party stockholder ($0.01 per share)	—	—	—	—	(640)	(640)
Dividends paid to non-related party stockholders ($0.01 per share)	—	—	—	—	(2,028)	(2,028)
Common Stock Repurchased (from non-related party)*	(4,293,924)	(43)	(12,067)	—	(34,129)	(46,239)
Balance as of September 30, 2021	263,586,828	$2,636	$761,748	$(5,774)	$(869,311)	$(110,701)
*In the third quarter 2021, stock repurchases of 363,616 shares totaling $3.9 million were pending settlement as of September 30, 2021. This is included in "Accounts payable" on the Condensed Consolidated Balance Sheet. See Note 11 "Earnings per Share" for details.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Dollars in thousands, except share data) (Unaudited)
	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income(Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2019	270,485,308	$2,705	$765,419	$(7,361)	$(1,451,836)	$(691,073)
Comprehensive income (loss):
Net income	—	—	—	—	122,268	122,268
Other comprehensive income (loss):
Commodity derivatives foreign currency derivatives income (loss), net of tax of $10,322	—	—	—	(37,577)	—	(37,577)
Commodity derivatives reclassification adjustments, net of tax of $605	—	—	—	(2,204)	—	(2,204)
Foreign currency translation adjustments, net of tax $(163)	—	—	—	(17,168)	—	(17,168)
Total other comprehensive loss	—	—	—	(56,949)	—	(56,949)
Stock-based compensation	29,394	—	405	—	—	405
Dividends paid to related party stockholder ($0.085 per share)	—	—	—	—	(16,933)	(16,933)
Dividends paid to non-related party stockholders ($0.085 per share)	—	—	—	—	(5,926)	(5,926)
Common Stock Repurchased and Retired (from non-related party)	(3,328,574)	(33)	(9,700)	—	(20,366)	(30,099)
Common stock repurchased and retired for equity award settlement	(7,465)	—	(21)	—	(25)	(46)
Adoption of ASC 326	—	—	—	—	(2,026)	(2,026)
Balance as of March 31, 2020	267,178,663	$2,672	$756,103	$(64,310)	$(1,374,844)	$(680,379)
Comprehensive income (loss):
Net income	—	—	—	—	92,776	92,776
Other comprehensive income (loss):
Commodity derivatives income (loss), net of tax of $(3,199)	—	—	—	12,132	—	12,132
Commodity derivatives reclassification adjustments, net of tax of $236	—	—	—	(894)	—	(894)
Foreign currency translation adjustments, net of tax of $1	—	—	—	3,630	—	3,630
Total other comprehensive income	—	—	—	14,868	—	14,868
Stock-based compensation	13,017		718			718
Dividends paid to related party stockholder ($0.01 per share)	—	—	—	—	(1,993)	(1,993)
Dividends paid to non-related party stockholders ($0.01 per share)	—	—	—	—	(679)	(679)
Common stock repurchased and retired for equity award settlement	(3,133)		(9)		(16)	(25)
Balance as of June 30, 2020	267,188,547	$2,672	$756,812	$(49,442)	$(1,284,756)	$(574,714)
Comprehensive income (loss):
Net income	—	—	—	—	94,234	94,234
Other comprehensive income (loss):
Commodity and foreign currency derivatives loss, net of tax of $(1,009)	—	—	—	3,852	—	3,852
Commodity derivatives reclassification adjustments, net of tax of $269	—	—	—	(1,026)	—	(1,026)
Foreign currency translation adjustments of $0	—	—	—	7,455	—	7,455
Total other comprehensive income	—	—	—	10,281	—	10,281
Stock-based compensation	—	—	764	—	—	764
Dividends paid to related party stockholder ($0.01 per share)	—	—	—	—	(1,724)	(1,724)
Dividends paid to non-related party stockholders ($0.01 per share)	—	—	—	—	(948)	(948)
Balance as of September 30, 2020	267,188,547	$2,672	$757,576	$(39,161)	$(1,193,194)	$(472,107)

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
On August 15, 2015, we became an indirect wholly owned subsidiary of Brookfield Asset Management Inc. (together with its affiliates, “Brookfield”). In April 2018, we completed our initial public offering ("IPO") of 38,097,525 shares of our common stock held by Brookfield at a price of $15.00 per share. We did not receive any proceeds related to the IPO. Our common stock is listed on the NYSE under the symbol “EAF.” Brookfield has since distributed a portion of its GrafTech common stock to the owners in the Brookfield consortium and sold shares of GrafTech common stock in public and private transactions, resulting in Brookfield's ownership of outstanding shares of GrafTech common stock decreasing to 55.3% as of December 31, 2020 and 24.2% as of September 30, 2021.
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
C. New Accounting Standards
Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. Accounting Standards Update ("ASU") 2019-12 is intended to improve consistent application of Topic 740 and simplify the accounting for income taxes. This pronouncement removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance. ASU 2019-12 is effective for annual and interim reporting periods beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2021, with an immaterial effect on our financial position, results of operations and cash flows.
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
The following table provides information about disaggregated revenue by type of product and contract for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Graphite Electrodes - Three-to-five-year take-or-pay contracts ("LTA")	$267,349	$250,011	$766,503	$771,400
Graphite Electrodes - Short-term agreements and spot sales ("Non-LTA")	69,295	32,303	181,754	93,232
By-products and other	10,704	4,673	34,238	21,719
Total Revenues	$347,348	$286,987	$982,495	$886,351
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
Contract assets as of September 30, 2021 were $1.7 million, which are included in "Prepaid expenses and other current assets," on the Condensed Consolidated Balance Sheets. Contract assets as of December 31, 2020 were $2.7 million, of which $1.5 million and $1.2 million are included in "Prepaid expenses and other current assets" and "Other long-term assets," respectively, on the Condensed Consolidated Balance Sheets.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about deferred revenue from contracts with customers (in thousands). Current deferred revenue is included in "Other accrued liabilities" and long-term deferred revenue is included in "Other long-term obligations" on the Condensed Consolidated Balance Sheets:

	Current Deferred Revenue	Long-Term Deferred Revenue
	(Dollars in thousands)
Balance as of December 31, 2020	$13,056	$5,662
Increases due to cash received	31,543	—
Revenue recognized	(22,696)	—
Reclassifications between long-term and current	4,928	(4,928)
Foreign currency impact	(7)	(1)
Balance as of September 30, 2021	$26,824	$733
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

We recorded $767 million of LTA revenue in the nine months ended September 30, 2021, and we expect to record approximately $233 million to $278 million of LTA revenue for the remainder of 2021. The remaining revenue associated with our LTAs is expected to be approximately as follows:

	2022	2023 through 2024
(Dollars in millions)
Estimated LTA revenue	$910-$1,010	$350-$450(1)
(1) Includes expected termination fees from a few customers that have failed to meet certain obligations under their LTAs.
The majority of the LTAs are defined as pre-determined fixed annual volume contracts while a small portion are defined with a specified volume range. For the year 2022 and beyond, the contractual revenue amounts above are based upon the minimum volume for those contracts with specified ranges. The actual revenue realized from these contracted volumes may vary in timing and total due to contract non-performance, contract arbitrations, credit risk associated with certain customers facing financial challenges and customer demand related to contracted volume ranges.
(3)Goodwill and Other Intangible Assets
We are required to review goodwill and indefinite-lived intangible assets annually for impairment. Goodwill impairment is tested at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The goodwill balance was $171.1 million as of September 30, 2021 and December 31, 2020.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes intangible assets with determinable useful lives by major category which are included in "Other Assets" on our Condensed Consolidated Balance Sheets:

Intangible Assets
	As of September 30, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Trade name	$22,500	$(13,445)	$9,055	$22,500	$(11,932)	$10,568
Technological know-how	55,300	(37,467)	17,833	55,300	(34,091)	21,209
Customer–related intangible	64,500	(27,112)	37,388	64,500	(23,848)	40,652
Total finite-lived intangible assets	$142,300	$(78,024)	$64,276	$142,300	$(69,871)	$72,429
Amortization expense of intangible assets was $2.7 million and $2.8 million in the three months ended September 30, 2021 and 2020, respectively, and $8.2 million and $8.7 million in the nine months ended September 30, 2021 and 2020, respectively. Estimated amortization expense will be approximately $2.6 million for the remainder of 2021, $10.1 million in 2022, $9.2 million in 2023, $8.0 million in 2024 and $7.3 million in 2025.
(4)Debt and Liquidity
The following table presents our long-term debt:

	As of September 30, 2021	As of December 31, 2020
	(Dollars in thousands)
2018 Credit Facility (2018 Term Loan and 2018 Revolving Credit Facility)	$643,708	$943,708
2020 Senior Notes	500,000	500,000
Other debt	583	615
Unamortized debt discount and issuance costs	(16,751)	(24,192)
Total debt	1,127,540	1,420,131
Less: Short-term debt	(128)	(131)
Long-term debt	$1,127,412	$1,420,000

In the nine months ended September 30, 2021, we repaid $300 million of principal of our 2018 Term Loan Facility (as defined below). The fair value of our debt was approximately $1,160 million and $1,453 million as of September 30, 2021 and December 31, 2020, respectively. The fair value of the debt is measured using level 3 inputs.

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
The 2018 Term Loan Facility amortizes at a rate of $112.5 million a year payable in equal quarterly installments, with the remainder due at maturity. The Co-Borrowers are permitted to make voluntary prepayments at any time without premium or penalty. GrafTech Finance is required to make prepayments under the 2018 Term Loan Facility (without payment of a premium) with (i) net cash proceeds from non-ordinary course asset sales (subject to customary reinvestment rights and other customary exceptions and exclusions), and (ii) commencing with the Company’s fiscal year ended December 31, 2019, 75% of Excess Cash Flow (as defined in the 2018 Credit Agreement), subject to step-downs to 50% and 0% of Excess Cash Flow based on achievement of a senior secured first lien net leverage ratio greater than 1.25 to 1.00 but less than or equal to 1.75 to 1.00 and less than or equal to 1.25 to 1.00, respectively. Scheduled quarterly amortization payments of the 2018 Term Loan Facility during any calendar year reduce, on a dollar-for-dollar basis, the amount of the required Excess Cash Flow prepayment for such calendar year, and the aggregate amount of Excess Cash Flow prepayments for any calendar year reduce subsequent quarterly amortization payments of the 2018 Term Loan Facility as directed by GrafTech Finance. As of September 30, 2021, we have satisfied all amortization requirements through prepayments through the maturity date.
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
(5)Inventories
Inventories are comprised of the following:

	As of September 30, 2021	As of December 31, 2020
	(Dollars in thousands)
Inventories:
Raw materials	$121,872	$101,098
Work in process	114,332	110,331
Finished goods	33,505	54,535
Total	$269,709	$265,964
(6)Interest Expense
The following tables present the components of interest expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Interest incurred on debt	$13,526	$20,893	$44,476	$64,285
Accretion of original issue discount on 2018 Term Loans	815	549	2,658	1,647
Amortization of debt issuance and modification costs	1,707	1,032	7,075	3,094
Total interest expense	$16,048	$22,474	$54,209	$69,026

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest Rates
The 2020 Senior Notes carry a fixed interest rate of 4.625%. The 2018 Credit Agreement had an effective interest rate of 3.50% as of September 30, 2021 and 4.50% as of December 31, 2020. See Note 4 "Debt and Liquidity" for details of these transactions.
During the three months ended September 30, 2021, we made prepayments for a total of $100.0 million under our 2018 Term Loan Facility. In connection with this, we recorded $0.5 million of accelerated accretion of the original issue discount and we recorded $0.9 million of accelerated amortization of the debt issuance costs.
During the nine months ended September 30, 2021, we made prepayments for a total of $300.0 million under our 2018 Term Loan Facility. In connection with this, we recorded $1.8 million of accelerated accretion of the original issue discount and $2.9 million of accelerated amortization of the debt issuance costs. We also recorded $1.6 million of modification costs related to the term loan repricing in the first quarter of 2021. See Note 4 "Debt and Liquidity" for details of these transactions.
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
We are involved in various arbitrations, sometimes as claimants and other times as respondents/counterclaimants, pending before the International Chamber of Commerce with several customers who, among other things, have failed to perform under their LTAs and in certain instances are seeking to modify or frustrate their contractual commitments to us. In particular, Aperam South America LTDA, Aperam Sourcing S.C.A., ArcelorMittal Sourcing S.C.A., and ArcelorMittal Brasil S.A. (the “Claimants”) initiated a single arbitration proceeding against two of the Company’s subsidiaries in the International Chamber of Commerce in June 2020. In June 2021, the Claimants filed their statement of claim, seeking approximately $61 million plus interest in monetary relief and/or reimbursement in respect of several fixed price LTAs that were executed between such subsidiaries and the Claimants in 2017 and 2018. The Claimants argue, among other things, that they should no longer be required to comply with the terms of the LTAs that they signed due to an alleged drop in market prices for graphite electrodes in January 2020. Alternatively, the Claimants argue that they should not be required to comply with the LTAs that they signed due to alleged market circumstances at the time of execution. We believe we have valid defenses to these claims. We intend to vigorously defend them and enforce our rights under the LTAs.
Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees' appeal in favor of GrafTech Brazil. The employees filed a further appeal. As of September 30, 2021, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the nine months ended September 30, 2021, are presented below:

(Dollars in thousands)
Balance as of December 31, 2020	$1,997
Product warranty accruals and adjustments	1,112
Settlements	(1,818)
Balance as of September 30, 2021	$1,291
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
As of September 30, 2021, the total TRA liability was $19.1 million, of which $3.9 million was classified as a current liability in "Related party payable-tax receivable agreement" and $15.2 million remained as a long-term liability in "Related party payable-tax receivable agreement" on the balance sheet. As of December 31, 2020, the total TRA liability was $40.9 million, of which $21.8 million was classified as a current liability in "Related party payable-tax receivable agreement" on the balance sheet, as we expected this portion to be settled within twelve months, and $19.1 million of the liability remained as a long-term liability in "Related party payable - tax receivable agreement" on the balance sheet.

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
The May 2021 secondary offering of our common stock by Brookfield Capital IV constituted a "Change in Control" under the LTIP. A "Change in Control" under the LTIP is defined as, among other things, a transaction or series of transactions (including, without limitation, the consummation of a combination, share purchases, recapitalization, redemption, issuance of capital stock, consolidation, reorganization or otherwise) pursuant to which following a public offering of the Company’s stock, Brookfield Capital IV ceases to have a beneficial ownership interest in at least 30% of the Company’s outstanding voting securities (effective on the first of such date). Upon completion of the May 2021 secondary offering, Brookfield beneficially owned approximately 24% of the Company's outstanding voting securities. Accordingly, the Company settled the vested Profit

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Units in lump sum payment within 30 days following a Change in Control. In the second quarter 2021, the settlement of the Profit Units resulted in the recording of a pre-tax charge of $73.4 million, of which $30.7 million was recorded in cost of sales and $42.7 million was recorded in selling and administrative expense. As of September 30, 2021, $66.7 million of the charges have been settled in cash by the Company while the remainder of the liability, related to payroll taxes, is expected to be paid in subsequent quarters, which will satisfy all obligations under the LTIP.
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

The following table summarizes the provision for income taxes for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Tax expense	$21,920	$18,104	$45,942	$61,838
Pre-tax income	141,806	112,338	292,792	371,116
Effective tax rates	15.5%	16.1%	15.7%	16.7%
The effective tax rate for the three months ended September 30, 2021 was 15.5%. This rate slightly differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates, which is partially offset by the net combined impact related to the U.S. taxation of global intangible low taxed income ("GILTI"), and Foreign Tax Credits ("FTCs").
The effective tax rate for the three months ended September 30, 2020 was 16.1%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates.

The tax expense increased from $18.1 million for the three months ended September 30, 2020 to $21.9 million for the three months ended September 30, 2021. This change is primarily related to an increase in pre-tax income, partially offset by a decrease in effective tax rate due to the mix of worldwide earnings from various countries taxed at different rates and U.S. taxation of GILTI.
For the nine months ended September 30, 2021, the effective tax rate of 15.7% differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates which is partially offset by the net combined impact related to the U.S. taxation of GILTI and FTCs.
For the nine months ended September 30, 2020, the effective tax rate of 16.7% differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates.

The tax expense decreased from $61.8 million for the nine months ended September 30, 2020 to $45.9 million for the nine months ended September 30, 2021. This change is primarily related to the reduction in pre-tax income and the decrease in effective tax rate due to the mix of worldwide earnings from various countries taxed at different rates and the U.S. taxation of GILTI.
As of September 30, 2021, we had unrecognized tax positions of $0.1 million, which, if recognized, would have an immaterial, favorable, impact on our effective tax rate.
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
(9) Derivative Instruments
We may use derivative instruments as part of our overall foreign currency, interest rate and commodity risk management strategies to manage the risk of exchange rate movements that would reduce the value of our foreign cash flows, manage the risk associated with fluctuations in interest rate indices and to minimize commodity price volatility. Foreign currency exchange rate movements create a degree of risk to our cash flows by affecting the value of sales made and costs incurred in currencies other than the U.S. dollar.
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
We have no foreign currency cash flow hedges outstanding as of September 30, 2021 and December 31, 2020 and, therefore, no unrealized gains or losses reported under accumulated other comprehensive income (loss).
As of September 30, 2021, we had outstanding Mexican peso, euro, Swiss franc, South African rand and Japanese yen currency contracts with an aggregate notional amount of $102.9 million. As of December 31, 2020, we had outstanding Mexican peso, South African rand, euro, Swiss franc and Japanese yen currency contracts, with an aggregate notional amount of $71.0 million. The foreign currency derivatives outstanding as of September 30, 2021 have maturities through December 31, 2021, and were not designated as hedging instruments.
Commodity derivative contracts
We have entered into commodity derivative contracts for refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. We had outstanding commodity derivative contracts as of September 30, 2021 with a notional amount of $28.9 million and maturities from October 2021 to June 2022. The outstanding commodity derivative contracts represented a pre-tax net unrealized gain within "Accumulated Other Comprehensive Income" of $12.3 million as of September 30, 2021. We had outstanding commodity derivative contracts as of December 31, 2020 with a notional amount of $61.3 million representing a pre-tax net unrealized loss of $2.2 million.
In connection with the de-designated commodity derivative contracts, we recognized $0.2 million unrealized loss and $0.7 million unrealized gain in cost of sales in the three and nine months ended September 30, 2021, respectively, as a result of the variation in fair value from the de-designation date. This resulted from a small portion of our commodity derivative contracts that ceased to qualify for hedge accounting in the second quarter of 2021.
Interest rate swap contracts
During the third quarter of 2019, the Company entered into four interest rate swap contracts. The contracts were "pay fixed, receive variable" with notional amounts of $500 million expected to mature in August 2021 and another $500 million due to mature in August 2024. The Company’s risk management objective was to fix its cash flows associated with the risk in variability in the one-month USD LIBOR for a portion of our outstanding debt. It was expected that these swaps would fix the cash flows associated with the forecasted interest payments on this notional amount of debt to an effective fixed interest rate of

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.1%, which could be lowered to 4.85% depending on credit ratings. In December 2020, in connection with the $500 million principal repayment of the 2018 Term Loan Facility, we de-designated one interest rate swap contract of $250 million notional maturing in the third quarter of 2021, and in February 2021, we closed the contract and recorded a $0.9 million charge in interest expense.
Additionally, in February 2021, the Company modified the three remaining swaps with notional amounts of $250 million that matured in the third quarter 2021 and $500 million maturing in the third quarter 2024 in order to align their terms to the amended 2018 Term Loan Facility (see Note 4 "Debt and Liquidity" for details of the February 2021 repricing of the 2018 Term Loan Facility). It is expected that these swaps will fix the cash flows associated with the forecasted interest payments on this notional amount of debt to an effective fixed interest rate of 4.2%, which could be lowered to 3.95% depending on credit ratings. The modification triggered the de-designation and re-designation of the swaps. Because the modified swaps contained an other-than-insignificant financing element at re-designation date, they are considered hybrid instruments composed of a debt host and an embedded derivative. The debt host portion amounted to a liability of $7.6 million as of September 30, 2021 with $2.5 million included in "Other accrued liabilities" and $5.1 million in "Other long-term obligations." The corresponding loss is accounted for in "Accumulated Other Comprehensive income" and is amortized over the remaining life of the swaps. The embedded derivative is treated as a cash-flow hedge.
Within "Accumulated Other Comprehensive Income", the portion of the interest rate swaps qualifying as a cash flow hedge represented a net unrealized pre-tax gain of $1.7 million and a net unrealized pre-tax loss of $11.0 million as of September 30, 2021 and December 31, 2020, respectively. The fair value of these contracts was determined using Level 2 inputs.
The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Condensed Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, the fair value of our derivatives and their respective balance sheet locations are presented in the following tables:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of September 30, 2021	(Dollars in thousands)
Derivatives designated as cash flow hedges:
Commodity derivative contracts	Prepaid and other current assets	$12,322	Other accrued liabilities	$—
	Other long-term assets	—	Other long-term obligations	—
Interest rate swap contracts	Prepaid and other current assets	—	Other accrued liabilities	848
	Other long-term assets	2,510	Other long-term obligations	—
Total fair value		$14,832		$848

As of December 31, 2020
Derivatives designated as cash flow hedges:
Commodity derivative contracts	Prepaid and other current assets	$518	Other accrued liabilities	$888
	Other long-term assets	63	Other long-term obligations	1,898
Interest rate swap contracts	Prepaid and other current assets	—	Other accrued liabilities	4,080
	Other long-term assets	—	Other long-term obligations	6,903
Total fair value		$581		$13,769

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
As of September 30, 2021	(Dollars in thousands)
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$43	Other accrued liabilities	$1,077
Commodity derivative contracts	Prepaid and other current assets	$724	Other accrued liabilities	$—
Total fair value		$767		$1,077

As of December 31, 2020
Derivatives not designated as hedges:
Foreign currency derivatives	Prepaid and other current assets	$6	Other accrued liabilities	$111
Interest rate swap contracts	Prepaid and other current assets	—	Other accrued liabilities	952
Total fair value		$6		$1,063

The realized (gains) losses resulting from the settlement of commodity derivative contracts designated as hedges remain in "Accumulated Other Comprehensive Income" until they are recognized in the Statement of Operations when the hedged item impacts earnings, which is when the finished product is sold. As of September 30, 2021 and 2020, net realized pre-tax gains of $7.0 million and net realized pre-tax losses of $8.0 million, respectively, were reported under "Accumulated Other Comprehensive Income" and will be and were, respectively, released to earnings within the following 12 months. See the table below for amounts recognized in the Statement of Operations.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The location and amount of realized (gains) losses on derivatives are recognized in the Statements of Operations as follows for the periods ended September 30, 2021 and 2020:

		Amount of (Gain)/Loss Recognized
	Location of Realized (Gain)/Loss Recognized in the Consolidated Statement of Operations	For the Three Months Ended September 30,
		2021	2020
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Commodity derivative contracts	Cost of sales	$1,191	$(1,295)
Interest rate swap contracts	Interest expense	285	1,537

Derivatives not designated as hedges:
Foreign currency derivatives	Cost of sales, Other expense (income)	$448	$(243)
Commodity derivative contracts	Cost of sales	(440)	(207)
		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Consolidated Statement of Operations	For the Nine Months Ended September 30,
		2021	2020
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Commodity contract hedges	Cost of sales	$6,238	$(5,234)
Interest rate swap contracts	Interest expense	1,571	2,852

Derivatives not designated as hedges:
Foreign currency derivatives	Cost of sales, Other expense (income)	$2,342	$(959)
Commodity derivative contracts	Cost of sales	(682)	(321)
Interest rate swap contracts	Interest expense	866	—
(10) Accumulated Other Comprehensive Income (Loss)
The balance in our accumulated other comprehensive income (loss) is set forth in the following table:

	As of September 30, 2021	As of December 31, 2020
	(Dollars in thousands)
Foreign currency translation adjustments, net of tax	$(16,414)	$(2,725)
Commodity and interest rate derivatives, net of tax	10,640	(16,916)
Total accumulated comprehensive (loss)	$(5,774)	$(19,641)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) Earnings per Share
During the nine months ended September 30, 2021 and 2020, we repurchased 4,293,924 shares for $46.2 million and 3,328,574 shares for $30.1 million, respectively, of our common stock under the repurchase program. In the three months ended September 30, 2021 and 2020, we repurchased 4,293,924 shares for $46.2 million and no shares, respectively, under this program. The settled shares were subsequently retired. As of September 30, 2021, there were 363,616 shares for $3.9 million that were pending settlement. There were no shares pending settlement at September 30, 2020.
The following table shows the information used in the calculation of our basic and diluted earnings per share calculation for the nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Weighted average common shares outstanding for basic calculation	267,106,109	267,265,705	267,327,888	267,908,427
Add: Effect of stock options, deferred share units and restricted stock units	72,854	13,850	113,506	12,463
Weighted average common shares outstanding for diluted calculation	267,178,963	267,279,555	267,441,394	267,920,890
Basic earnings per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding, which includes 136,324 and 123,343 shares of participating securities in the three and nine months ended September 30, 2021, respectively, and 77,157 and 65,264 shares of participating securities in the three and nine months ended September 30, 2020, respectively. Diluted earnings per share are calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of 1,372,601 and 1,461,000 equivalent shares in the three and nine months ended September 30, 2021, respectively, and 1,730,960 and 1,644,002 in the three and nine months ended September 30, 2020, respectively, as these shares are anti-dilutive.
(12) Stock-Based Compensation
Stock-based compensation awards granted by our Board of Directors for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Award type:
Stock options	—	4,000	479,500	304,000
Deferred share units	15,621	20,027	41,293	44,670
Restricted stock units	—	16,729	515,960	328,720

In the three months ended September 30, 2021 and 2020, we recognized $0.3 million and $0.8 million, respectively, in stock-based compensation expense. A majority of the expense, $0.2 million and $0.7 million, respectively, was recorded as selling and administrative expense in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales.
In the nine months ended September 30, 2021 and 2020, we recognized $16.3 million and $1.9 million, respectively, in stock - based compensation expense. A majority of expense, $14.3 million and $1.6 million, respectively, was recorded as selling and administrative expense in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the nine months ended September 30, 2021 the expense includes $14.7 million due to the "Change in Control" accelerated vesting provisions of certain of our awards. For the purpose of these grants, a “Change in Control” occurred when Brookfield and any affiliates thereof ceased to own stock of the Company that constitutes at least thirty percent (30%) or thirty-five percent (35%), as applicable, of the total fair market value or total voting power of the stock of the Company. Out of the $14.7 million recorded with the Change in Control, $0.9 million accelerated at the 35% ownership level and the remaining $13.8 million accelerated at the 30% ownership level.
As of September 30, 2021, unrecognized compensation cost related to stock options, deferred share units and restricted stock units was $0.7 million, which will be recognized over the remaining weighted average life of 1.7 years.
Stock option, deferred share unit and restricted stock unit award activity under the Company's Omnibus Equity Incentive Plan for the nine months ended September 30, 2021 was as follows:

Stock Options

	Number of Shares	Weighted- Average Exercise Price
Outstanding unvested as of December 31, 2020	906,361	$13.01
Granted	479,500	11.49
Vested	(1,227,592)	12.05
Forfeited	(42,349)	13.36
Outstanding unvested as of September 30, 2021	115,920	$16.85

Deferred Share Unit and Restricted Stock Unit awards

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested as of December 31, 2020	524,488	$10.41
Granted	557,253	11.48
Vested	(1,062,252)	10.95
Cancelled	(16,793)	10.78
Outstanding unvested as of September 30, 2021	2,696	$13.96
(13) Subsequent Events
On November 3, 2021, our Board of Directors declared a quarterly dividend of $0.01 per share to stockholders of record as of the close of business on November 30, 2021, to be paid on December 31, 2021. Additionally, our Board of Directors has approved a $150 million open market stock repurchase program. During the third quarter, the Company repurchased $46 million under its previously authorized stock repurchase program. The Company is now authorized to repurchase up to $163 million in shares of the Company’s common stock, inclusive of the $13 million remaining as of the end of the third quarter of this year under its previous stock repurchase program.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
GrafTech is a leading manufacturer of graphite electrodes, the critical consumable for the electric arc furnace industry. We are the only graphite electrode producer that is substantially vertically integrated into petroleum needle coke, a key raw material for graphite electrodes. This vertical integration allows GrafTech to enter into longer term agreements with its customers. These agreements have a duration of more than 12 months and include pre-determined ranges of volumes and prices. This provides greater earnings stability and visibility for GrafTech and a committed, secure source of supply for our customers.
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
Commercial Update and Outlook
GrafTech reported strong sales volumes of 43 thousand MT in the third quarter of 2021, consisting of long-term agreement ("LTA") volumes of 28 thousand MT at an average approximate price of $9,500 per MT and non-LTA volumes of 15 thousand MT at an average approximate price of $4,600 per MT.
The non-LTA prices for graphite electrodes delivered and recognized in revenue in the third quarter increased 12% over second quarter non-LTA pricing. The non-LTA sales price reflects a mix of annual agreements negotiated in the fourth quarter of 2020, quarterly agreements negotiated earlier in 2021 along with spot agreements. By volume, more than three quarters of third quarter non-LTA sales were at prices agreed to under annual and quarterly agreements, when graphite electrode prices were lower than they are currently, and the remainder at spot pricing.
In the fourth quarter, we expect our non-LTA price for graphite electrodes delivered and recognized in revenue to be 7-9% higher than in the third quarter of 2021. In 2022, we expect our non-LTA pricing to be significantly higher than the second half of 2021 as market conditions have improved since we last negotiated annual pricing contracts in late 2020.
We also expect some cost increases in the fourth quarter of 2021 and into 2022, driven by recent global cost pressures, particularly for third-party needle coke, energy, and freight.
Production volumes in the third quarter of 2021 increased 22% compared to the third quarter of 2020 but were impacted sequentially by our annual planned major maintenance work at our two European facilities. In the third quarter of 2021, we introduced additional connecting pin production capabilities at our St Marys, Pennsylvania facility.
Globally, steel market capacity utilization rates continue to be strong:

	Q3 2021	Q2 2021	Q3 2020
Global steel market (ex-China) capacity utilization rates (1)	74%	75%	60%
U.S. steel market capacity utilization rates (2)	85%	82%	64%
1 Source: World Steel Association and Metal Expert
2 Source: American Iron and Steel Institute
The estimated shipments of graphite electrodes under our LTAs for 2021 have been updated from our prior estimates as follows:

	2021	2022	2023 through 2024
Estimated LTA volume (thousands of metric tons)	106-110	95-105	35-45
Estimated LTA revenue (in millions)	$1,000-$1,045	$910-$1,010	$350-$450(1)
(1) Includes expected termination fees from a few customers that have failed to meet certain obligations under their LTAs

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Capital Structure and Capital Allocation
As of September 30, 2021, GrafTech had cash and cash equivalents of $87 million and total debt of approximately $1.1 billion. We continue to make progress in reducing our long-term debt, repaying $100 million in the third quarter, for a total debt repayment of $300 million in the first nine months of 2021.
We repurchased 4.3 million shares in the third quarter for approximately $46 million under our existing open market share repurchase authorization.
For the remainder of 2021, we continue to expect our primary use of cash to be debt repayment. Our capital expenditure range expectations are unchanged, between $55 and $65 million. In addition, our Board of Directors has approved a new $150 million open market stock repurchase program. The Company is now authorized to repurchase up to $163 million in shares of the Company’s common stock, inclusive of the $13 million remaining under the prior stock repurchase program as of the end of the third quarter of this year.
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
Key financial measures

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net sales	$347,348	$286,987	$982,495	$886,351
Net income	$119,886	$94,234	$246,850	$309,278
Earnings per share(1)	$0.45	$0.35	$0.92	$1.15
EBITDA(2)	$173,021	$150,960	$394,763	$483,634
Adjusted net income(2)	$119,038	$96,109	$333,405	$308,344
Adjusted earnings per share(1)(2)	$0.45	$0.36	$1.25	$1.15
Adjusted EBITDA(2)	$172,175	$153,105	$487,123	$483,408
(1) Earnings per share represents diluted earnings per share. Adjusted earnings per share represents adjusted diluted earnings per share.
(2) Non-GAAP financial measures; see below for information and reconciliations of EBITDA, adjusted EBITDA, adjusted net income, and adjusted EPS to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Key operating metrics

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except utilization)	2021	2020	2021	2020
Sales volume (MT)(1)	43	33	123	98
Production volume (MT)(2)	39	32	119	98
Production capacity excluding St. Marys (MT)(3)(4)	48	48	150	150
Capacity utilization excluding St. Marys (3)(5)	81%	67%	79%	65%
Total production capacity (MT)(4)(6)	55	55	171	171
Total capacity utilization(5)(6)	71%	58%	70%	57%
(1) Sales volume reflects only graphite electrodes manufactured by GrafTech.
(2) Production volume reflects graphite electrodes we produced during the period.
(3) In the first quarter of 2018, our St. Marys, Pennsylvania facility began graphitizing a limited amount of electrodes sourced from our Monterrey, Mexico facility.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(4) Production capacity reflects expected maximum production volume during the period under normal operating conditions, standard product mix and expected maintenance outage. Actual production may vary.
(5) Capacity utilization reflects production volume as a percentage of production capacity.
(6) Includes graphite electrode facilities in Calais, France; Monterrey, Mexico; Pamplona, Spain; and St. Marys, Pennsylvania.
Non-GAAP financial measures
In addition to providing results that are determined in accordance with GAAP, we have provided certain financial measures that are not in accordance with GAAP. EBITDA, adjusted EBITDA, adjusted net income, and adjusted EPS are non‑GAAP financial measures. We define EBITDA, a non‑GAAP financial measure, as net income or loss plus interest expense, minus interest income, plus income taxes, and depreciation and amortization. We define adjusted EBITDA as EBITDA adjusted for any pension and other post employment benefit ("OPEB") plan expenses or gains, public offerings and related expenses, non‑cash gains or losses from foreign currency remeasurement of non‑operating assets and liabilities in our foreign subsidiaries where the functional currency is the U.S. dollar, related party tax receivable agreement, dated April 27, 2018 ("TRA") adjustments, stock-based compensation, non‑cash fixed asset write‑offs and Change in Control charges that were triggered as a result of the ownership of our largest stockholder falling below 30% of our total outstanding shares. For purposes of this section, a "Change in Control" occurred when Brookfield and any affiliates thereof ceased to own stock of the Company that constitutes at least thirty percent (30%) or thirty-five percent (35%), as applicable, of the total fair market value or total voting power of the stock of the Company. Adjusted EBITDA is the primary metric used by our management and our Board of Directors to establish budgets and operational goals for managing our business and evaluating our performance.
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
•adjusted EBITDA does not reflect public offerings and related expenses;
•adjusted EBITDA does not reflect related party TRA adjustments;
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

In evaluating EBITDA, adjusted EBITDA, adjusted net income, adjusted EPS, you should be aware that in the future, we will incur expenses similar to the adjustments in the reconciliation below, other than change in control charges. Our presentations of EBITDA, adjusted EBITDA, adjusted net income and adjusted EPS should not be construed as suggesting that our future results will be unaffected by these expenses or any unusual or non‑recurring items. When evaluating our performance, you should consider EBITDA, adjusted EBITDA, adjusted net income, and adjusted EPS alongside other measures of financial performance and liquidity, including our net income, EPS and other GAAP measures.
The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

Reconciliation of Net Income to Adjusted Net Income
	For the Three Months ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Net income	$119,886	$94,234	$246,850	$309,278

Diluted income per common share:
Net income per share	$0.45	$0.35	$0.92	$1.15
Weighted average shares outstanding	267,178,963	267,279,555	267,441,394	267,920,890

Net income	$119,886	$94,234	$246,850	$309,278
Adjustments, pre-tax:
Pension and OPEB plan expenses (1)	434	583	1,295	1,666
Public offerings and related expenses (2)	—	—	663	4
Non-cash loss (gain) on foreign currency remeasurement (3)	(1,542)	798	365	(441)
Stock-based compensation (4)	262	764	1,580	1,891
Non-cash fixed asset write-off (5)	—	—	313	—
Related party Tax Receivable Agreement adjustment (6)	—	—	47	(3,346)
Change in Control LTIP award (7)	—	—	73,384	—
Change in control stock-based compensation acceleration (7)	—	—	14,713	—
Total non-GAAP adjustments pre-tax	(846)	2,145	92,360	(226)
Income tax impact on non-GAAP adjustments	2	270	5,805	708
Adjusted net income	$119,038	$96,109	$333,405	$308,344
(1)Service and interest cost of our OPEB plans. Also includes a mark-to-market loss (gain) for plan assets as of December of each year.
(2)Legal, accounting, printing and registration fees associated with the public offerings and related expenses.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of EPS to Adjusted EPS
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

EPS	$0.45	$0.35	$0.92	$1.15
Adjustments per share:
Pension and OPEB plan expenses (1)	—	—	—	0.01
Public offerings and related expenses (2)	—	—	—	—
Non-cash gains and losses on foreign currency remeasurement (3)	—	0.01	—	—
Stock-based compensation (4)	—	—	0.02	0.01
Non-cash fixed asset write-off (5)	—	—	—	—
Related party Tax Receivable Agreement adjustment (6)	—	—	—	(0.02)
Change in control LTIP award (7)	—	—	0.27	—
Change in control stock-based compensation acceleration (7)	—	—	0.06	—
Total non-GAAP adjustments pre-tax per share	—	0.01	0.35	—
Income tax impact on non-GAAP adjustments per share	—	—	0.02	—
Adjusted EPS	$0.45	$0.36	$1.25	$1.15
(1)Service and interest cost of our OPEB plans. Also includes a mark-to-market loss (gain) for plan assets as of December of each year.
(2)Legal, accounting, printing and registration fees associated with the public offerings and related expenses.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$119,886	$94,234	$246,850	$309,278
Add:
Depreciation and amortization	15,584	16,241	48,415	45,074
Interest expense	16,048	22,474	54,209	69,026
Interest income	(417)	(93)	(653)	(1,582)
Income taxes	21,920	18,104	45,942	61,838
EBITDA	173,021	150,960	394,763	483,634
Adjustments:
Pension and OPEB plan expenses (1)	434	583	1,295	1,666
Public offerings and related expenses (2)	—	—	663	4
Non-cash loss (gain) on foreign currency remeasurement (3)	(1,542)	798	365	(441)
Stock-based compensation (4)	262	764	1,580	1,891
Non-cash fixed asset write-off (5)	—	—	313	—
Related party Tax Receivable Agreement adjustment (6)	—	—	47	(3,346)
Change in Control LTIP award (7)	—	—	73,384	—
Change in control stock-based compensation acceleration (7)	—	—	14,713	—
Adjusted EBITDA	$172,175	$153,105	$487,123	$483,408
(1)Service and interest cost of our OPEB plans. Also includes a mark-to-market loss (gain) for plan assets as of December of each year.
(2)Legal, accounting, printing and registration fees associated with the public offerings and related expenses.
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
Sales volume reflects only graphite electrodes manufactured by GrafTech. For a discussion of our revenue recognition policy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Revenue Recognition” in our Annual Report on Form 10-K. Sales volume helps investors understand the factors that drive our net sales.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Results of Operations
The Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
The tables presented in our period-over-period comparisons summarize our Condensed Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q ("MD&A"), insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	For the Three Months Ended September 30,		Increase/ Decrease	% Change
	2021	2020
	(Dollars in thousands)

Net sales	$347,348	$286,987	$60,361	21%
Cost of sales	170,286	131,862	38,424	29%
Gross profit	177,062	155,125	21,937	14%
Research and development	983	650	333	51%
Selling and administrative expenses	19,006	19,062	(56)	—%
Operating income	157,073	135,413	21,660	16%
Other (income) expense, net	(364)	694	(1,058)	(152)%
Interest expense	16,048	22,474	(6,426)	(29)%
Interest income	(417)	(93)	(324)	348%
Income before provision for income taxes	141,806	112,338	29,468	26%
Provision for income taxes	21,920	18,104	3,816	21%
Net income	$119,886	$94,234	$25,652	27%
Net sales. Net sales increased from $287.0 million in the three months ended September 30, 2020 to $347.3 million in the three months ended September 30, 2021. The third quarter of 2020 was impacted by market conditions, including the COVID-19 pandemic. Stronger demand for our products in the third quarter of 2021 resulted in a 30% increase in sales volume compared to the same period of 2020. Partially offsetting the increased volume was a decrease in average realized sales prices. This decrease in prices reflects an increased percentage of non-LTA sales at prices lower than our LTA contracted prices.
Cost of sales. We experienced an increase in cost of sales from $131.9 million in the three months ended September 30, 2020 to $170.3 million in the three months ended September 30, 2021, primarily due to the 30% increase in sales volume of manufactured electrodes. We expect some cost increases in the fourth quarter of 2021 and into 2022, driven by recent global cost pressures, particularly for third-party needle coke, energy and freight.
Selling and administrative expenses. Selling and administrative expenses were flat from $19.1 million in the three months ended September 30, 2020 to $19.0 million in the three months ended September 30, 2021.
Interest expense. Interest expense decreased from $22.5 million in the three months ended September 30, 2020 to $16.0 million in the three months ended September 30, 2021, primarily due to lower interest rates and lower average borrowings.
Provision for income taxes. The following table summarizes the expense for income taxes:

	For the Three Months ended September 30,
	2021	2020
	(Dollars in thousands)

Tax expense	$21,920	$18,104
Pre-tax income	141,806	112,338
Effective tax rates	15.5%	16.1%

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The effective tax rate for the three months ended September 30, 2021 was 15.5%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates, which was partially offset by the net combined impact related to the U.S. taxation of global intangible low taxed income (“GILTI”) and Foreign Tax Credits (“FTCs”).
The effective tax rate for the three months ended September 30, 2020 was 16.1%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates.
Tax expense increased from $18.1 million for the three months ended September 30, 2020 to $21.9 million for the three months ended September 30, 2021.This change is primarily related to an increase in pre-tax income, partially offset by a decrease in effective tax rate due to the mix of worldwide earnings from various countries taxed at different rates and U.S. taxation of GILTI.
The Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
The tables presented in our period-over-period comparisons summarize our Condensed Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our MD&A, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	For the Nine Months Ended September 30,		Increase/ Decrease	% Change
	2021	2020
	(Dollars in thousands)

Net sales	$982,495	$886,351	$96,144	11%
Cost of sales	518,549	401,379	117,170	29%
Gross profit	463,946	484,972	(21,026)	(4)%
Research and development	2,970	2,072	898	43%
Selling and administrative expenses	114,942	49,995	64,947	130%
Operating income	346,034	432,905	(86,871)	(20)%
Other income	(361)	(2,309)	1,948	(84)%
Related party Tax Receivable Agreement expense (benefit)	47	(3,346)	3,393	N/A
Interest expense	54,209	69,026	(14,817)	(21)%
Interest income	(653)	(1,582)	(929)	59%
Income before provision for income taxes	292,792	371,116	(78,324)	(21)%
Provision for income taxes	45,942	61,838	(15,896)	(26)%
Net income	$246,850	$309,278	$(62,428)	(20)%
Net sales. Net sales increased by $96.1 million, or 11%, from $886.4 million in the nine months ended September 30, 2020 to $982.5 million in the nine months ended September 30, 2021. Higher net sales reflect a 26% increase in sales volume driven primarily by improved customer demand, as the same period of 2020 was impacted by market conditions, including the COVID-19 pandemic. Partially offsetting the increased volume was a decrease in average realized sales prices. This decrease in prices reflects an increased percentage of non-LTA sales at prices lower than our LTA contracted prices.
Cost of sales. Cost of sales increased by $117.2 million, or 29%, from $401.4 million in the nine months ended September 30, 2020 to $518.5 million in the nine months ended September 30, 2021. This increase was primarily due to the 26% increase in sales volume of manufactured electrodes. Additionally, cost of sales for the nine months ended September 30, 2021 was impacted by a one-time long-term incentive plan ("LTIP") charge of $30.7 million resulting from a Change in Control after our largest stockholder's ownership of our common stock was reduced below 30% of our outstanding common stock. We expect some cost increases in the fourth quarter of 2021 and into 2022, driven by recent global cost pressures, particularly for third-party needle coke, energy and freight.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Selling and administrative expenses. Selling and administrative expenses increased from $50.0 million in the nine months ended September 30, 2020 to $114.9 million in the nine months ended September 30, 2021 primarily due to the aforementioned Change in Control resulting in $42.6 million of one-time LTIP expense. Additionally, the Change in Control resulted in $12.9 million of one-time accelerated stock based compensation expense.
Other income. Other income decreased from $2.3 million in the nine months ended September 30, 2020 to $0.4 in the nine months ended September 30, 2021. This change was primarily due to advantageous non-cash foreign currency impacts on non-operating assets and liabilities in the nine months ended September 30, 2020 that did not recur in the same period of 2021.
Related party Tax Receivable Agreement expense (benefit). During the first quarter of 2020, the Company recorded an adjustment to our related-party payable-Tax Receivable Agreement liability resulting in a benefit of $3.3 million due to the revised profit expectation for the year 2020, primarily caused by market conditions and the COVID-19 pandemic.
Interest expense. Interest expense decreased by $14.8 million from $69.0 million in the nine months ended September 30, 2020 to $54.2 million in the same period of 2021, primarily due to lower interest rates and lower average borrowings. Partially offsetting these decreases was an increase of $4.3 million in amortization of deferred financing fees and original issue discounts in the nine months ended September 30, 2021 resulting from prepayments on our term loan. Additionally, 2021 interest expense was negatively impacted by the absence of a $3.8 million benefit that occurred in 2020 resulting from discounts on debt repurchases.
Provision for income taxes. The following table summarizes the expense for income taxes:

	For the Nine Months Ended September 30,
	2021	2020
	(Dollars in thousands)
Tax expense	$45,942	$61,838
Pre-tax income	292,792	371,116
Effective tax rates	15.7%	16.7%
The effective tax rate for the nine months ended September 30, 2021 was 15.7%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates, partially offset by the net combined impact related to the U.S. taxation of GILTI and FTCs.
For the nine months ended September 30, 2020, the effective tax rate of 16.7% differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates.
The tax expense decreased from $61.8 million for the nine months ended September 30, 2020 to $45.9 million for the nine months ended September 30, 2021. This change is primarily related to the reduction in pre-tax income and the decrease in effective tax rate due to the mix of worldwide earnings from various countries taxed at different rates and the U.S. taxation of GILTI.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The impact of these changes in the average exchange rates of other currencies against the U.S. dollar on our net sales was a decrease of $0.4 million and an increase of $9.1 million for the three and nine months ended September 30, 2021, respectively, compared to the same period of 2020. The impact of these changes on our cost of sales was an increase of $1.9 million and $13.5 million for the three and nine months ended September 30, 2021, respectively, compared to the same period of 2020.
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
We believe that we have adequate liquidity to meet our needs. As of September 30, 2021, we had liquidity of $333.4 million, consisting of $246.7 million of availability under our 2018 Revolving Credit Facility (as defined below) (subject to continued compliance with the financial covenants and representations) and cash and cash equivalents of $86.7 million. We had long-term debt of $1,127.4 million and short-term debt of $0.1 million as of September 30, 2021. As of December 31, 2020, we had liquidity of $391.8 million consisting of $246.4 million available on our 2018 Revolving Credit Facility (subject to continued compliance with the financial covenants and representations) and cash and cash equivalents of $145.4 million. We had long-term debt of $1,420.0 million and short-term debt of $0.1 million as of December 31, 2020.
As of September 30, 2021 and December 31, 2020, $64.3 million and $114.6 million, respectively, of our cash and cash equivalents were located outside of the U.S. We repatriate funds from our foreign subsidiaries through dividends. All of our subsidiaries face the customary statutory limitation that distributed dividends cannot exceed the amount of retained and current earnings. In addition, for our subsidiary in South Africa, the South Africa Central Bank requires that certain solvency and liquidity ratios remain above defined levels after the dividend distribution, which historically has not materially affected our ability to repatriate cash from this jurisdiction. The cash and cash equivalents balances in South Africa were $2.5 million and $1.6 million as of September 30, 2021 and December 31, 2020, respectively. Upon repatriation to the U.S., the foreign source portion of dividends we receive from our foreign subsidiaries is no longer subject to U.S. federal income tax as a result of The Tax Cuts and Jobs Act of 2017.
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
Debt Structure
We had availability under the 2018 Revolving Credit Facility of $246.7 million as of September 30, 2021 and $246.4 million as of December 31, 2020, which consisted of the $250 million limit reduced by $3.3 million and $3.6 million of outstanding letters of credit, respectively.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
The 2018 Term Loan Facility amortizes at a rate of $112.5 million a year payable in equal quarterly installments, with the remainder due at maturity. The Co-Borrowers are permitted to make voluntary prepayments at any time without premium or penalty. GrafTech Finance is required to make prepayments under the 2018 Term Loan Facility (without payment of a premium) with (i) net cash proceeds from non-ordinary course asset sales (subject to customary reinvestment rights and other customary exceptions and exclusions), and (ii) commencing with the Company’s fiscal year ended December 31, 2019, 75% of Excess Cash Flow (as defined in the 2018 Credit Agreement), subject to step-downs to 50% and 0% of Excess Cash Flow based on achievement of a senior secured first lien net leverage ratio greater than 1.25 to 1.00 but less than or equal to 1.75 to 1.00 and less than or equal to 1.25 to 1.00, respectively. Scheduled quarterly amortization payments of the 2018 Term Loan Facility during any calendar year reduce, on a dollar-for-dollar basis, the amount of the required Excess Cash Flow prepayment for such calendar year, and the aggregate amount of Excess Cash Flow prepayments for any calendar year reduce subsequent quarterly amortization payments of the 2018 Term Loan Facility as directed by GrafTech Finance. As of September 30, 2021, we have satisfied all amortization requirements through prepayments through the maturity date.
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
2020 Senior Notes
On December 22, 2020, GrafTech Finance issued $500 million aggregate principal amount of the 4.628% senior secured notes due 2028 (the "2020 Senior Notes") at an issue price of 100% of the principal amount thereof in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to non-U.S. persons outside the United States under Regulation S under the Securities Act.
The 2020 Senior Notes were issued pursuant to the indenture among GrafTech Finance, as issuer, the Company, as a guarantor, the other subsidiaries of the Company named therein as guarantors and U.S. Bank National Association, as trustee and notes collateral agent (the "Indenture").

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
Uses of Liquidity
On July 30, 2019, our Board of Directors authorized a program to repurchase up to $100 million of our outstanding common stock. We may purchase shares from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18 plans. The amount and timing of repurchases are subject to a variety of factors including liquidity, stock price, applicable legal requirements, other business objectives and market conditions. We repurchased 4,293,924 shares of common stock for a total purchase price of $46.2 million under this program during the nine months ended September 30, 2021. The Company had $12.8 million remaining under this program as of September 30, 2021. Additionally, our Board of Directors has approved a new $150 million open market stock repurchase program.
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
During 2020, we reduced our long-term debt principal by $400 million. During the nine months ended September 30, 2021, we repaid an additional $300 million of principal of our 2018 Term Loans. For the remainder of 2021, we continue to expect our primary use of cash to be debt repayment. Our capital expenditure range expectations for 2021 are unchanged, between $55 and $65 million.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
During the second quarter of 2021, the Company paid out $61.5 million under its LTIP resulting from a Change in Control provision upon Brookfield's ownership of the Company's common stock falling below 30% of our total outstanding shares, which occurred in the second quarter of 2021. We paid an additional $5.3 million related to payroll taxes in the third quarter of 2021 and the remaining $6.6 million related to payroll taxes will be paid in subsequent quarters. For details of the LTIP, see Note 7 "Contingencies" to the Notes to Condensed Consolidated Financial Statements.
We manage our capital expenditures by taking into account quality, plant reliability, safety, environmental and regulatory requirements, prudent or essential maintenance requirements, global economic conditions, available capital resources, liquidity, long-term business strategy and return on invested capital for the relevant expenditures, cost of capital and return on invested capital of the Company as a whole and other factors.     Capital expenditures totaled $40.4 million in the nine months ended September 30, 2021.
In the event that operating cash flows fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our 2018 Revolving Credit Facility, to the extent available.
    Cash Flows
The following table summarizes our cash flow activities:

	For the Nine Months Ended September 30,
	2021	2020
	(in millions)
Cash flow provided by (used in):
Operating activities	$343.0	$416.7
Investing activities	$(40.1)	$(30.6)
Financing activities	$(360.8)	$(307.6)
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
During the nine months ended September 30, 2021, changes in working capital resulted in a net source of funds of $47.2 million, which was impacted by:

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

•net cash outflows in accounts receivable of $3.5 million from the increase in accounts receivable due to the timing of sales;
•net cash outflows due to increased inventory of $7.2 million resulting from higher costs and quantities on hand;
•net cash outflows due to increased prepaid expense and other current assets of $17.7 million resulting primarily from the timing of refunds of value-added taxes in certain foreign jurisdictions;
•net cash outflows from decreased income taxes payable of $2.4 million resulting from tax payments, partially offset by 2021 income tax accruals;
•net cash inflows from increases in accounts payable and accruals of $71.7 million, due to increased raw material purchases; and
•net cash inflows from increases in interest payable of $6.2 million, due to the timing of interest payments on the 2020 Senior Notes.
Uses of cash in the nine months ended September 30, 2021 included payments under our LTIP of $66.7 million, payments under the TRA of $21.8 million, cash taxes paid of $51.4 million, cash paid for interest of $38.3 million, and contributions to pension and other benefit plans of $3.6 million.
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
Uses of cash in the nine months ended September 30, 2020 included payments under the TRA of $27.9 million, cash paid for interest of $68.0 million and taxes paid of $31.9 million, and contributions to pension and other benefit plans of $5.3 million.
Investing Activities
Net cash used in investing activities was $40.1 million during the nine months ended September 30, 2021, resulting primarily from capital expenditures.
Net cash used in investing activities was $30.6 million during the nine months ended September 30, 2020, resulting from capital expenditures.
 Financing Activities
Net cash outflow from financing activities was $360.8 million during the nine months ended September 30, 2021, which was the result of the repayment of $300.0 million of principal on our 2018 Term Loan Facility, common stock repurchases of $42.4 million, taxes paid related to stock awards vesting of $4.1 million, $3.1 million of debt issuance and modification costs and $8.0 million of total dividends to stockholders.
Net cash outflow from financing activities was $307.6 million during the nine months ended September 30, 2020, which was the result of the repayment of $249.2 million on our 2018 Term Loan Facility, $28.2 million of total dividends to stockholders and $30.1 million of stock repurchases.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
Interest rate risk management. We periodically enter into agreements with financial institutions that are intended to limit our exposure to additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure. In 2019, we entered into four interest rate swap contracts, and in 2021, we modified three contracts and closed one contract. As of September 30, 2021, we recorded an unrealized pre-tax gain of $1.7 million and a net unrealized pre-tax loss of $11.9 million as of December 31, 2020. Additionally, as a result of the February 2021 modification, the modified swaps are considered hybrid instruments composed of a debt host and an embedded derivative. As of September 30, 2021, the debt host portion amounted to an unrealized pre-tax loss of $7.6 million, which is amortized over the remaining life of the swaps.
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
The outstanding foreign currency derivatives represented a $1.0 million unrealized pre-tax net loss as of September 30, 2021 and a net unrealized pre-tax loss of $0.1 million as of December 31, 2020.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Energy commodity management. We have entered into commodity derivative contracts to effectively fix some or all of our exposure to refined oil products. The outstanding commodity derivative contracts represented a net unrealized gain of $12.3 million and a net unrealized loss of $2.2 million as of September 30, 2021 and December 31, 2020, respectively.
Sensitivity analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the underlying exposures as well as on the fair values of our derivatives. The sensitivity analysis for the derivatives represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction.
A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by $0.2 million, net of the impact of our interest rate swap, for the nine months ended September 30, 2021. The same 100 basis point increase would have resulted in an increase of $11.2 million in the fair value of our interest rate swap portfolio.
As of September 30, 2021, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease of $8.3 million or a corresponding increase of $8.3 million, respectively, in the fair value of the foreign currency hedge portfolio.
A 10% increase or decrease in the value of the underlying commodity prices that we hedge would have resulted in a corresponding increase or decrease of $2.9 million in the fair value of the commodity hedge portfolio as of September 30, 2021. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective at the reasonable assurance level as of September 30, 2021.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
We are involved in various arbitrations, sometimes as claimants and other times as respondents/counterclaimants, pending before the International Chamber of Commerce with several customers who, among other things, have failed to perform under their LTAs and in certain instances are seeking to modify or frustrate their contractual commitments to us. In particular, Aperam South America LTDA, Aperam Sourcing S.C.A., ArcelorMittal Sourcing S.C.A., and ArcelorMittal Brasil S.A. (the “Claimants”) initiated a single arbitration proceeding against two of the Company’s subsidiaries in the International Chamber of Commerce in June 2020. In June 2021, the Claimants filed their statement of claim, seeking approximately $61 million plus interest in monetary relief and/or reimbursement in respect of several fixed price LTAs that were executed between such subsidiaries and the Claimants in 2017 and 2018. The Claimants argue, among other things, that they should no longer be required to comply with the terms of the LTAs that they signed due to an alleged drop in market prices for graphite electrodes in January 2020. Alternatively, the Claimants argue that they should not be required to comply with the LTAs that they signed due to alleged market circumstances at the time of execution. We believe we have valid defenses to these claims. We intend to vigorously defend them and enforce our rights under the LTAs.

Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees' appeal in favor of GrafTech Brazil. The employees filed a further appeal. As of September 30, 2021, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
On September 30, 2020, a stockholder of the Company filed a lawsuit in the Delaware Court of Chancery. The stockholder filed an amended complaint on February 5, 2021, in response to the defendants' motion to dismiss. The amended complaint challenges the fairness of the Company’s repurchase of shares of its common stock from Brookfield for $250 million pursuant to a December 3, 2019 share repurchase agreement and also a related block trade by Brookfield of shares of the Company’s common stock. The stockholder, on behalf of an alleged class of holders of shares of the Company’s common stock as of December 3, 2019 and also purportedly on behalf of the Company, asserts claims for breach of fiduciary duty against certain members of the Company’s Board of Directors and Brookfield. The stockholder also challenges the appointment of the independent director who was appointed to the Company’s Board of Directors on August 5, 2020, as allegedly in violation of the Company’s Amended and Restated Certificate of Incorporation and the Stockholder Rights Agreement with certain Brookfield entities and affiliates. The stockholder seeks, among other things, an award of monetary relief to the Company and a declaration that the appointment of the independent director to the Board of Directors is invalid. On March 22, 2021, the defendants filed a motion to dismiss the amended complaint. On September 29, 2021, the stockholder voluntarily abandoned the stockholder's direct individual and class action claims challenging the share repurchase. On October 4, 2021, the Delaware Court of Chancery heard oral argument on the defendants' motion to dismiss the stockholder's remaining claims and took the matter under advisement.

Table of PART II. OTHER INFORMATION (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in Part I- Item 1A of our Annual Report on Form 10-K filed February 23, 2021. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
The table below sets forth the information on a monthly basis regarding GrafTech's purchases of its common stock, par value $0.01 per share, during the third quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1 through July 31, 2021	—	$—	—	$59,030,305
August 1 through August 31, 2021	1,104,576	$10.75	1,104,576	$47,152,178
September 1 through September 30, 2021	3,189,348	$10.77	3,189,348	$12,793,671
Total	4,293,924	$10.77	4,293,924	$12,793,671
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

31.1*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by David J. Rintoul, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Quinn J. Coburn, Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial Officer).

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David J. Rintoul, President and Chief Executive Officer (Principal Executive Officer).

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Quinn J. Coburn, Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial Officer).

101	The following financial information from GrafTech International Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity (Deficit), and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).

____________________________
*    Filed herewith
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	November 5, 2021	By:	/s/ Quinn J. Coburn
Quinn J. Coburn
Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial Officer)