Form 10-Q
period 2022-03-31
GRAFTECH INTERNATIONAL LTD
filed 2022-05-06
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2022, 260,223,933 shares of common stock outstanding.

Presentation of Financial, Market and Industry Data
We present our financial information on a consolidated basis. Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.
Certain market and industry data included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (the "Report") has been obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications, government publications and third-party forecasts in conjunction with our assumptions about our markets. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources consented to the disclosure or use of data in this Report. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Cautionary Note Regarding Forward-Looking Statements” in this Report and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 ("Annual Report on Form 10-K") filed on February 22, 2022.
Cautionary Note Regarding Forward-Looking Statements
This Report may contain forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views with respect to, among other things, financial projections, plans and objectives of management for future operations, and future economic performance. Examples of forward-looking statements include, among others, statements we make regarding future estimated revenues and volumes derived from our take-or-pay agreements that had initial terms of three-to-five years ("LTA"), future pricing of short-term agreements and spot sales ("Non-LTA"), anticipated levels of capital expenditures, and guidance relating to earnings per share and adjusted EBITDA. You can identify these forward-looking statements by the use of forward-looking words such as “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “foresee,” “intend,” “should,” “would,” “could,” “target,” “goal,” “continue to,” “positioned to,” “are confident,” or the negative versions of those words or other comparable words. Any forward-looking statements contained in this Report are based upon our historical performance and on our current plans, estimates and expectations considering information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates, or expectations contemplated by us will be achieved. Our expectations and targets are not predictions of actual performance and historically our performance has deviated, often significantly, from our expectations and targets. These forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:
•the ultimate impact the COVID-19 pandemic has on our business, results of operations, financial condition and cash flows, including the duration and spread of any variants, the duration and scope of related government orders and restrictions, the impact on our employees, and the disruptions and inefficiencies in our supply chain;
•the ultimate impact the conflict between Russia and Ukraine has on our business, results of operations, financial condition and cash flows, including the duration and scope of such conflict, its impact on disruptions and inefficiencies in our supply chain and our ability to procure certain raw materials;
•the possibility that we may be unable to implement our business strategies, including our ability to secure and maintain longer-term customer contracts, in an effective manner;
•the cyclical nature of our business and the selling prices of our products, which may decline in the future, may lead to periods of reduced profitability and net losses in the future;
•the impact of inflation and our ability to mitigate the effect on our costs;
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
•the possibility that the market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets, including by Brookfield Asset Management Inc. and its affiliates (together, “Brookfield”);
•the possibility that we may not pay cash dividends on our common stock in the future; and
•the fact that our stockholders have the right to engage or invest in the same or similar businesses as us.
These factors should not be construed as exhaustive and should be read in conjunction with the Risk Factors and other cautionary statements that are included in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission ("SEC"). The forward-looking statements made in this Report relate only to events as of the date on which the statements are made. Except as required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	As of March 31, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$85,053	$57,514
Accounts and notes receivable, net of allowance for doubtful accounts of $8,018 as of March 31, 2022 and $6,835 as of December 31, 2021	213,280	207,547
Inventories	318,058	289,432
Prepaid expenses and other current assets	86,538	73,364
Total current assets	702,929	627,857
Property, plant and equipment	819,163	815,298
Less: accumulated depreciation	323,801	313,825
Net property, plant and equipment	495,362	501,473
Deferred income taxes	23,464	26,187
Goodwill	171,117	171,117
Other assets	90,932	85,684
Total assets	$1,483,804	$1,412,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$123,381	$117,112
Short-term debt	125	127
Accrued income and other taxes	42,029	57,097
Other accrued liabilities	97,456	56,405
Related party payable - Tax Receivable Agreement	4,481	3,828
Total current liabilities	267,472	234,569
Long-term debt	961,324	1,029,561
Other long-term obligations	66,296	68,657
Deferred income taxes	42,334	40,674
Related party payable - Tax Receivable Agreement long-term	10,973	15,455
Commitments and contingencies - Note 7
Stockholders’ equity:
Preferred stock, par value $0.01, 300,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01, 3,000,000,000 shares authorized, 260,222,585 and 263,255,708 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2,602	2,633
Additional paid-in capital	753,509	761,412
Accumulated other comprehensive income (loss)	12,541	(7,444)
Accumulated deficit	(633,247)	(733,199)
Total stockholders’ equity	135,405	23,402

Total liabilities and stockholders’ equity	$1,483,804	$1,412,318

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$366,245	$304,397
Cost of sales	191,214	146,396
Gross profit	175,031	158,001
Research and development	880	969
Selling and administrative expenses	21,254	20,153
Operating income	152,897	136,879

Other income, net	(197)	(307)
Interest expense	9,212	22,167
Interest income	(98)	(37)
Income before provision for income taxes	143,980	115,056
Provision for income taxes	19,797	16,257
Net income	$124,183	$98,799

Basic income per common share:
Net income per share	$0.47	$0.37
Weighted average common shares outstanding	262,592,029	267,318,860
Diluted income per common share:
Net income per share	$0.47	$0.37
Weighted average common shares outstanding	262,657,799	267,465,319

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$124,183	$98,799
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $1 and $0 respectively	7,022	(13,431)
Commodities, interest rate and foreign currency derivatives, net of tax of $(3,662) and $(3,332), respectively	12,963	12,355
Other comprehensive income (loss), net of tax:	19,985	(1,076)
Comprehensive income	$144,168	$97,723

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flow from operating activities:
Net income	$124,183	$98,799
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	14,434	16,539
Deferred income tax provision	1,395	(2,840)
Non-cash stock-based compensation expense	465	767
Non-cash interest expense	(2,146)	5,309
Other adjustments	403	1,582
Net change in working capital*	12,590	25,187
Change in related party Tax Receivable Agreement	(3,828)	(21,752)
Change in long-term assets and liabilities	(1,180)	(1,166)
Net cash provided by operating activities	146,316	122,425
Cash flow from investing activities:
Capital expenditures	(16,855)	(14,174)
Proceeds from the sale of fixed assets	73	151
Net cash used in investing activities	(16,782)	(14,023)
Cash flow from financing activities:
Debt issuance and modification costs	—	(2,971)
Principal payments on long-term debt	(70,000)	(150,000)
Repurchase of common stock - non-related party	(30,000)	—
Payments for taxes related to net share settlement of equity awards	(230)	(273)
Proceeds from exercise of stock options	225	—
Dividends paid to non-related party	(1,985)	(1,394)
Dividends paid to related party	(640)	(1,277)
Interest rate swap settlements	(887)	(847)
Net cash used in financing activities	(103,517)	(156,762)
Net change in cash and cash equivalents	26,017	(48,360)
Effect of exchange rate changes on cash and cash equivalents	1,522	(636)
Cash and cash equivalents at beginning of period	57,514	145,442
Cash and cash equivalents at end of period	$85,053	$96,446

* Net change in working capital due to changes in the following components:
Accounts and notes receivable, net	$(1,221)	$(16,643)
Inventories	(24,215)	11,648
Prepaid expenses and other current assets	(5,298)	(1,510)
Income taxes payable	(19,419)	(18,368)
Accounts payable and accruals	56,958	44,333
Interest payable	5,785	5,727
Net change in working capital	$12,590	$25,187

Net cash paid during the periods for:
Interest	$22,591	$25,305
Income taxes	$37,733	$35,796

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Dollars in thousands, except per share data) (Unaudited)
	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2021	263,255,708	$2,633	$761,412	$(7,444)	$(733,199)	$23,402
Net income	—	—	—	—	124,183	124,183
Other comprehensive income (loss):
Commodity, interest rate and foreign currency derivatives income, net of tax of $(4,181)	—	—	—	14,800	—	14,800
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $519	—	—	—	(1,837)	—	(1,837)
Foreign currency translation adjustments, net of tax of $1	—	—	—	7,022	—	7,022
Total other comprehensive income	—	—	—	19,985	—	19,985
Repurchase of common stock - non-related party	(3,035,830)	(31)	(8,530)	—	(21,439)	(30,000)
Stock-based compensation	—	—	465	—	—	465
Options exercised	25,000	—	225	—	—	225
Payments for taxes related to net share settlement of equity awards	(22,293)	—	(63)	—	(167)	(230)
Dividends paid to related party ($0.01 per share)	—	—	—	—	(640)	(640)
Dividends paid to non-related party ($0.01 per share)	—	—	—	—	(1,985)	(1,985)
Balance as of March 31, 2022	260,222,585	$2,602	$753,509	$12,541	$(633,247)	$135,405

Balance as of December 31, 2020	267,188,547	$2,672	$758,354	$(19,641)	$(1,070,770)	$(329,385)
Net income	—	—	—	—	98,799	98,799
Other comprehensive income (loss):
Commodity, interest rate and foreign currency derivatives income, net of tax of $(3,144)	—	—	—	11,660	—	11,660
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $(187)	—	—	—	695	—	695
Foreign currency translation adjustments, net of tax $0	—	—	—	(13,431)	—	(13,431)
Total other comprehensive loss	—	—	—	(1,076)	—	(1,076)
Repurchase of common stock - non-related party	—	—	—	—	—	—
Stock-based compensation	92,135	1	766	—	—	767
Payments for taxes related to net share settlement of equity awards	(23,090)	—	(65)	—	(210)	(275)
Dividends paid to related party ($0.01 per share)	—	—	—	—	(1,277)	(1,277)
Dividends paid to non-related party ($0.01 per share)	—	—	—	—	(1,394)	(1,394)
Balance as of March 31, 2021	267,257,592	$2,673	$759,055	$(20,717)	$(974,852)	$(233,841)

See accompanying Notes to the Condensed Consolidated Financial Statements

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)Organization and Summary of Significant Accounting Policies
A. Organization
GrafTech International Ltd. (the “Company”) is a leading manufacturer of high-quality graphite electrode products essential to the production of electric arc furnace ("EAF") steel and other ferrous and non-ferrous metals. References herein to “GTI,” “we,” “our,” or “us” refer collectively to the Company and its subsidiaries. On August 15, 2015, GTI became an indirect wholly owned subsidiary of Brookfield. In April 2018, we completed our initial public offering ("IPO") of 38,097,525 shares of our common stock held by Brookfield at a price of $15.00 per share. We did not receive any proceeds related to the IPO. Our common stock is listed on the New York Stock Exchange under the symbol “EAF.” Brookfield has since distributed a portion of its GrafTech common stock to the owners in the Brookfield consortium and sold shares of GrafTech common stock in public and private transactions, resulting in a reduction of Brookfield's ownership of outstanding shares of GrafTech common stock to 24.3% as of December 31, 2021 and 24.6% as of March 31, 2022.
The Company’s only reportable segment, Industrial Materials, is comprised of our two major product categories: graphite electrodes and petroleum needle coke products. Petroleum needle coke is a key raw material used in the production of graphite electrodes. The Company's vision is to provide highly engineered graphite electrode products, services and solutions to electric arc furnace operators.
B. Basis of Presentation
The interim condensed consolidated financial statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The December 31, 2021 Consolidated Balance Sheet data included herein was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 22, 2022, but does not include all disclosures required by GAAP in audited financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the accompanying notes, contained in our Annual Report on Form 10-K.
The unaudited condensed consolidated financial statements reflect all adjustments (all of which are of a normal, recurring nature) which management considers necessary for a fair presentation of our financial statements for the interim periods presented. The results for the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.
Certain items previously reported in specific financial statement captions within the Condensed Consolidated Statements of Cash Flows have been reclassified between lines within cash flow from operations and between lines within financing activities to conform to the current presentation. In addition, items previously presented under Related party Tax Receivable Agreement expense (benefit) on the Condensed Consolidated Statement of Operations have been collapsed into "Other income, net" to conform to the current year presentation.
C. New Accounting Standards
Recently Adopted Accounting Standards
In January 2021, the Financial Accounting Standards Board issued Accounting Standards Update 2021-01, Reference Rate Reform (Topic 848): Scope, which amended Topic 848 reference rate reform to clarify the scope and availability of expedients for certain derivative instruments affected by reference rate reform. We have elected various optional expedients in Topic 848 related to hedging relationships and expect to make future elections related to contract modifications and other hedging relationships. The future election and application of these expedients are not expected to have a material impact on our financial position, results of operations and cash flows.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)Revenue from Contracts with Customers
Disaggregation of Revenue
The following table provides information about disaggregated revenue by type of product and contract:

	For the Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Graphite Electrodes - LTAs	$242,481	$245,565
Graphite Electrodes - Non-LTAs	108,050	47,255
By-products and other	15,714	11,577
Total Revenues	$366,245	$304,397
The Graphite Electrodes revenue categories include only graphite electrodes manufactured by GrafTech. The revenue category “By-products and other" also includes resales of low-grade electrodes purchased from third-party suppliers, which represent a minimal contribution to our profitability.
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
Contract assets which are included in "Prepaid expenses and other current assets," on the Condensed Consolidated Balance Sheets were $0.8 million as of March 31, 2022 and $1.2 million as of December 31, 2021.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about deferred revenue from contracts with customers. Current deferred revenue is included in "Other accrued liabilities" and long-term deferred revenue is included in "Other long-term obligations" on the Condensed Consolidated Balance Sheets:

	Current Deferred Revenue	Long-Term Deferred Revenue
	(Dollars in thousands)
Balance as of December 31, 2021	$9,840	$4,303
Revenue recognized	(1,549)	—
Increases due to net cash received	37,429	—
Reclassifications between long-term and current	143	(143)
Balance as of March 31, 2022	$45,863	$4,160
Transaction Price Allocated to the Remaining Performance Obligations
The following table presents estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of reporting period. The estimated revenues do not include contracts with original duration of one year or less. The revenue associated with our LTAs is expected to be approximately as follows:

	2022	2023 through 2024
(Dollars in millions)
Estimated LTA revenue	$860-$960	$400-$500(1)
(1) Includes expected termination fees from a few customers that have failed to meet certain obligations under their LTAs.
We recorded $242 million of LTA revenue in the three months ended March 31, 2022, and we expect to record approximately $618 million to $718 million of LTA revenue for the remainder of 2022.
The majority of the LTAs are defined as pre-determined fixed annual volume contracts while a small portion are defined with a specified volume range. For the years 2023 and through 2024, the contractual revenue amounts above are based upon the minimum volume for those contracts with specified ranges. The actual revenue realized from these contracted volumes may vary in timing and total due to contract non-performance, arbitrations, credit risk associated with certain customers facing financial challenges and customer demand related to contracted volume ranges. As it relates to the conflict between Ukraine and Russia, we have provided force majeure notices with respect to certain LTAs serving customers in Russia. The estimates of graphite electrodes under our LTAs as set forth in the immediately preceding table take into account such force majeure notices.
(3)Goodwill and Other Intangible Assets
The goodwill balance was $171.1 million as of both March 31, 2022 and December 31, 2021.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes intangible assets with determinable useful lives by major category, which are included in "Other Assets" on our Condensed Consolidated Balance Sheets:

Intangible Assets
	As of March 31, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Trade names	$22,500	$(14,425)	$8,075	$22,500	$(13,935)	$8,565
Technology and know-how	55,300	(39,505)	15,795	55,300	(38,486)	16,814
Customer-related intangibles	64,500	(29,277)	35,223	64,500	(28,195)	36,305
Total finite-lived intangible assets	$142,300	$(83,207)	$59,093	$142,300	$(80,616)	$61,684
Amortization expense of intangible assets was $2.6 million and $2.7 million in the three months ended March 31, 2022 and 2021, respectively. Estimated amortization expense will be approximately $7.5 million for the remainder of 2022, $9.2 million in 2023, $8.0 million in 2024, $7.3 million in 2025 and $6.7 million in 2026. Amortization expense is included in Cost of sales on the Condensed Consolidated Statement of Operations.
(4)Debt and Liquidity
The following table presents our long-term debt:

	As of March 31, 2022	As of December 31, 2021
	(Dollars in thousands)
2018 Term Loan Facility	$473,708	$543,708
2020 Senior Secured Notes	500,000	500,000
Other debt	419	429
Unamortized debt discount and issuance costs	(12,678)	(14,449)
Total debt	961,449	1,029,688
Less: Short-term debt	(125)	(127)
Long-term debt	$961,324	$1,029,561

In the three months ended March 31, 2022, we repaid $70.0 million of principal of our 2018 Term Loan Facility (as defined below). The fair value of our debt was approximately $933.1 million and $1,051.6 million as of March 31, 2022 and December 31, 2021, respectively. The fair value of our debt is measured using Level 3 inputs.

2018 Term Loan and 2018 Revolving Credit Facility
In February 2018, the Company entered into a credit agreement (the “2018 Credit Agreement”), which provides for (i) a $2,250 million senior secured term facility (the “2018 Term Loan Facility”) after giving effect to the June 2018 amendment (the “First Amendment”) that increased the aggregate principal amount of the 2018 Term Loan Facility from $1,500 million to $2,250 million and (ii) a $250 million senior secured revolving credit facility (the “2018 Revolving Credit Facility” and, together with the 2018 Term Loan Facility, the “Senior Secured Credit Facilities”). GrafTech Finance Inc. (“GrafTech Finance”) is the sole borrower under the 2018 Term Loan Facility while GrafTech Finance, GrafTech Switzerland SA (“Swissco”) and GrafTech Luxembourg II S.à.r.l. (“Luxembourg Holdco” and, together with GrafTech Finance and Swissco, the “Co-Borrowers”) are co-borrowers under the 2018 Revolving Credit Facility. The 2018 Term Loan Facility and the 2018 Revolving Credit Facility mature on February 12, 2025 and February 12, 2023, respectively. As of March 31, 2022 and December 31, 2021, there was no debt outstanding on the 2018 Revolving Credit Facility and there was $4.3 million and $3.3 million of letters of credit drawn against the 2018 Revolving Credit Facility, respectively.
The 2018 Term Loan Facility bears interest, at our option, at a rate equal to either (i) the Adjusted LIBO Rate (as defined in the 2018 Credit Agreement), plus an applicable margin equal to 3.00% per annum following an amendment in February 2021 (the “Second Amendment”) that decreased the Applicable Rate (as defined in the 2018 Credit Agreement) by

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

0.50% for each pricing level or (ii) the ABR Rate (as defined in the 2018 Credit Agreement), plus an applicable margin equal to 2.00% per annum following the Second Amendment, in each case with one step down of 25 basis points based on achievement of certain public ratings of the 2018 Term Loan Facility. The Second Amendment also decreased the interest rate floor from 1.00% to 0.50% for the 2018 Term Loan Facility.
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
The 2018 Term Loan Facility amortizes at a rate of $112.5 million a year payable in equal quarterly installments, with the remainder due at maturity. The Co-Borrowers are permitted to make voluntary prepayments at any time without premium or penalty. GrafTech Finance is required to make prepayments under the 2018 Term Loan Facility (without payment of a premium) with (i) net cash proceeds from non-ordinary course asset sales (subject to customary reinvestment rights and other customary exceptions and exclusions), and (ii) commencing with the Company’s fiscal year ended December 31, 2019, 75% of Excess Cash Flow (as defined in the 2018 Credit Agreement), subject to step-downs to 50% and 0% of Excess Cash Flow based on achievement of a senior secured first lien net leverage ratio greater than 1.25 to 1.00 but less than or equal to 1.75 to 1.00 and less than or equal to 1.25 to 1.00, respectively. Scheduled quarterly amortization payments of the 2018 Term Loan Facility during any calendar year reduce, on a dollar-for-dollar basis, the amount of the required Excess Cash Flow prepayment for such calendar year, and the aggregate amount of Excess Cash Flow prepayments for any calendar year reduce subsequent quarterly amortization payments of the 2018 Term Loan Facility as directed by GrafTech Finance. As of March 31, 2022, we have satisfied all required amortization installments through the maturity date.
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

(5)Inventories
Inventories are comprised of the following:

	As of March 31, 2022	As of December 31, 2021
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$143,967	$132,113
Work in process	129,859	127,127
Finished goods	44,232	30,192
Total	$318,058	$289,432
(6)Interest Expense
The following table presents the components of interest expense:

	For the Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Interest incurred on debt	$11,358	$16,865
Accretion of original issue discount on 2018 Term Loan Facility	527	1,271
Amortization of debt issuance and modification costs	1,244	4,031
Mark-to-market gain on de-designated interest rate swap	(3,917)	—
Total interest expense	$9,212	$22,167

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest Rates
The 2020 Senior Secured Notes carry a fixed interest rate of 4.625%. The 2018 Term Loan Facility had an effective interest rate of 3.50% as of March 31, 2022 and December 31, 2021. See Note 4, "Debt and Liquidity" for details of these transactions.
During the three months ended March 31, 2022 we made prepayments for a total of $70.0 million, under our 2018 Term Loan Facility. In connection with this, we recorded $0.3 million of accelerated accretion of the original issue discount and we recorded $0.5 million of accelerated amortization of the debt issuance costs.
During the three months ended March 31, 2021 we made prepayments for a total of $150.0 million under our 2018 Term Loan Facility. In connection with this, we recorded $0.9 million of accelerated accretion of the original issue discount and $1.5 million accelerated amortization of the debt issuance cost. We also recorded $1.6 million of modification costs related to the 2018 Term Loan Facility repricing in the first quarter of 2021. See Note 4, "Debt and Liquidity" for details of the Second Amendment.
The Company has several interest rate swap contracts to fix the cash flows associated with the risk in variability in the one-month USD London Interbank Offered Rate for the 2018 Term Loan Facility. See Note 9, "Fair Value Measurements and Derivative Instruments" for details of these transactions.

(7) Commitments and Contingencies
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
Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees' appeal in favor of GrafTech Brazil. The employees filed a further appeal and we intend to vigorously defend our position. As of March

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

31, 2022, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the three months ended March 31, 2022, are presented below:

(Dollars in thousands)
Balance as of December 31, 2021	$1,088
Product warranty charges/ adjustments	205
Payments and settlements	(162)
Balance as of March 31, 2022	$1,131
Related Party Tax Receivable Agreement
On April 23, 2018, the Company entered into the tax receivable agreement ("Tax Receivable Agreement") that provides Brookfield, as the sole pre-IPO stockholder, the right to receive future payments from us for 85% of the amount of cash savings, if any, in U.S. federal income tax and Swiss tax that we and our subsidiaries realize as a result of the utilization of the pre-IPO tax assets. In addition, we will pay interest on the payments we will make to Brookfield with respect to the amount of these cash savings from the due date (without extensions) of our tax return where we realize these savings to the payment date at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.00% per annum. The term of the Tax Receivable Agreement commenced on April 23, 2018 and will continue until there is no potential for any future tax benefit payments.
As of March 31, 2022, the total Tax Receivable Agreement liability was $15.5 million, of which $4.5 million was classified as current liability "Related party payable - Tax Receivable Agreement" on the Condensed Consolidated Balance Sheets, as we expect this portion to be settled within 12 months, and $11.0 million of the liability remained as a long-term liability in "Related party payable - Tax Receivable Agreement long-term" on the Condensed Consolidated Balance Sheets. As of December 31, 2021, the total Tax Receivable Agreement liability was $19.3 million, of which $3.8 million was classified as a current liability "Related party payable - Tax Receivable Agreement" on the Condensed Consolidated Balance Sheets, and $15.5 million of the liability was classified as a long-term liability in "Related party payable - Tax Receivable Agreement long-term" on the Condensed Consolidated Balance Sheets. The 2021 current liability was settled in the first quarter of 2022.

(8) Income Taxes
We compute and apply to ordinary income an estimated annual effective tax rate on a quarterly basis based on current and forecasted business levels and activities, including the mix of domestic and foreign results and enacted tax laws. The estimated annual effective tax rate is updated quarterly based on actual results and updated operating forecasts. Ordinary income refers to income before the provision for income taxes excluding significant, unusual or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs as a discrete item of tax.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the provision for income taxes:

	For the Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Provision for income taxes	$19,797	$16,257
Pre-tax income	143,980	115,056
Effective tax rates	13.7%	14.1%
The effective tax rate for the three months ended March 31, 2022 was 13.7%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates, which is partially offset by the net combined impact related to the U.S. taxation of global intangible low taxed income ("GILTI") and Foreign Tax Credits ("FTCs").
The effective tax rate for the three months ended March 31, 2021 was 14.1%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at lower rates, the Section 250 Deduction and FTCs offset by the net increase related to GILTI.
The provision for income tax increased from $16.3 million for the three months ended March 31, 2021 to $19.8 million for the three months ended March 31, 2022. This change is primarily related to an increase in pre-tax income, partially offset by a decrease in the effective tax rate due to the mix of worldwide earnings from various countries taxed at different rates and U.S. taxation of GILTI.
As of March 31, 2022, we had unrecognized tax positions of $0.1 million, which, if recognized, would have an immaterial, favorable, impact on our effective tax rate.
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
(9) Fair Value Measurements and Derivative Instruments
In the normal course of business, we are exposed to certain risks related to fluctuations in currency exchange rates, commodity prices and interest rates. We use various derivative financial instruments, primarily foreign currency derivatives, commodity derivative contracts, and interest rate swaps as part of our overall strategy to manage risks from these market fluctuations.
Certain of our derivative contracts contain provisions that require us to provide collateral. Since the counterparties to these financial instruments are large commercial banks and similar financial institutions, we do not believe that we are exposed to material counterparty credit risk. We do not anticipate nonperformance by any of the counterparties to our instruments.
Foreign currency derivatives
We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, are used to hedge global currency exposures such as foreign currency denominated debt, receivables, payables, sales and purchases.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreign currency forward and swap contracts are used to mitigate the foreign exchange risk of balance sheet items. These derivatives are fair value hedges. Gains and losses from these derivatives are recorded in cost of sales and they are largely offset by the financial impact of translating foreign currency-denominated payables and receivables.
In the first quarter of 2022, we entered into foreign currency derivatives with maturities of one to 12 months in order to protect against the risk that cash flows associated with certain sales and purchases denominated in a currency other than the U.S. dollar will be adversely affected by future changes in foreign exchange rates. These derivatives are designated as cash flow hedges. The resulting unrealized gains or losses from these derivatives are recorded in accumulated other comprehensive income ("AOCI") and subsequently, when realized, are reclassified to net sales or cost of sales in the Condensed Consolidated Statement of Operations when the hedged exposures affect earnings.
Commodity derivative contracts
We enter into commodity derivative contracts for refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. In the fourth quarter of 2017, we began to enter into LTAs, with many of our customers and began to hedge the cash flows related to these contracts. The unrealized gains or losses related to commodity derivative contracts designated as cash flow hedges are recorded in AOCI and subsequently, when realized, are reclassified to the Condensed Consolidated Statement of Operations when the hedged item impacts earnings, which is when the finished product is sold.
Interest rate swap contracts
We utilize interest rate swaps to limit exposure to market fluctuations on our variable-rate debt. Each derivative agreement's unrealized gain or loss is recorded in AOCI and, when realized, is recorded to interest expense.
We entered into interest rate swap contracts that are "pay fixed, receive variable." Our risk management objective was to fix our cash flows associated with the risk in variability in the one-month USD LIBOR for a portion of our outstanding debt. It was expected that the swaps would fix the cash flows associated with the forecasted interest payments on our debt to an effective fixed interest rate of 4.2%, which could be lowered to 3.95% depending on credit ratings. Since their modification concurrent with the 2018 Term Loan Facility modification in the first quarter of 2021, the swaps contain an other-than-insignificant financing element. As such, they are considered hybrid instruments composed of a debt host and an embedded derivative and the associated cash (outflows)/inflows are classified as financing (use)/source of cash.
The debt host portion amounted to a liability of $6.4 million as of March 31, 2022 with $2.6 million included in "Other accrued liabilities" and $3.8 million in "Other long-term obligations" on the Condensed Consolidated Balance Sheets. As of December 31, 2021, the debt host portion amounted to a liability of $7.0 million, with $2.6 million included in "Other accrued liabilities" and $4.4 million included in "Other long-term obligations" on the Condensed Consolidated Balance Sheets. The corresponding loss is accounted for in AOCI and is being amortized over the remaining life of the swaps. The embedded derivative is treated as a cash flow hedge.
In the first quarter of 2022, in connection with the $70.0 million principal repayment of the 2018 Term Loan Facility discussed in Note 4, "Debt and Liquidity," and our probability assessment of the variable-rate debt remaining outstanding through the term of the swaps, we de-designated one interest rate swap contract with a $250.0 million notional amount, maturing in the third quarter of 2024. The fair value of the embedded derivative at the de-designation date was $6.6 million and was recorded in AOCI and will be amortized into interest expense over the remaining life of the swap. The change in fair value of the embedded derivative from the de-designation date to March 31, 2022 was a gain of $3.9 million and was recorded in interest expense in the Condensed Consolidated Statement of Operations.
All derivatives are recorded on the balance sheet at fair value. If the derivative is designated and effective as a cash flow hedge, changes in the fair value of the derivative are recognized in AOCI until the hedged item is recognized in earnings. The ineffective portion of a derivative's fair value, if any, is recognized in earnings immediately. If a derivative is not a hedge, changes in the fair value are adjusted through earnings. The fair values of the outstanding derivatives are recorded on the balance sheet as assets (if the derivatives are in a gain position) or liabilities (if the derivatives are in a loss position). The fair values will also be classified as short-term or long-term depending upon their maturity dates. The fair value of all of our derivatives was determined using Level 2 inputs.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The notional amounts of our outstanding derivative instruments as of March 31, 2022 and December 31, 2021 were as follows:

	As of March 31, 2022	As of December 31, 2021
	Notional Amount	Notional Amount
	(Dollars in thousands)
Derivative instruments designated as hedges:
Foreign currency derivatives	$85,664	$—
Commodity derivative contracts	9,737	19,474
Interest rate swap contracts	250,000	500,000

Derivative instruments not designated as hedges:
Foreign currency derivatives	$69,184	$99,260
Interest rate swap contracts	250,000	—
The following table summarizes the fair value of our outstanding derivatives designated as hedges (on a gross basis) and balance sheet classification as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022	As of December 31, 2021
	Fair Value	Fair Value
	(Dollars in thousands)
Prepaid and other current assets
Commodity derivative contracts	$9,509	$8,469
Interest rate swap contracts	2,740	—
Total	$12,249	$8,469

Other assets
Interest rate swap contracts	$7,649	$6,060
Total	$7,649	$6,060

Other accrued liabilities
Foreign currency derivatives	$(963)	$—
Interest rate swap contracts	—	(140)
Total	$(963)	$(140)

Net asset (liability)	$18,935	$14,389

As a result of the settlement of commodity derivative contracts, as of March 31, 2022 and 2021, net realized pre-tax gains of $16.5 million and net realized pre-tax losses of $5.0 million, respectively, were reported in AOCI and will be (were) released to earnings within the following 12 months. See the table below for amounts recognized in the Statement of Operations.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The realized (gains) losses on cash flow hedges are recognized in the Statements of Operations when the hedged item impacts earnings and are as follows for the periods ended March 31, 2022 and 2021:

		Amount of (Gain)/Loss Recognized
	Location of Realized (Gain)/Loss Recognized in the Condensed Consolidated Statement of Operations	For the Three Months Ended March 31,
		2022	2021
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Commodity derivative contracts	Cost of sales	$(2,978)	$549
Interest rate swap contracts	Interest expense	421	1,330
The following table summarizes the fair value of our outstanding derivatives not designated as hedging instruments (on a gross basis) and balance sheet classification as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022	As of December 31, 2021
	Fair Value	Fair Value
	(Dollars in thousands)
Prepaid and other current assets
Interest rate swap contracts	$2,735	$—
Foreign currency derivatives	474	388

Other assets
Interest rate swap contracts	7,605	—

Other accrued liabilities
Foreign currency derivatives	(154)	(2)

Net asset (liability)	$10,660	$386

(10) Accumulated Other Comprehensive Income (Loss)
The balance in our Accumulated other comprehensive income (loss) is set forth in the following table:

	As of March 31, 2022	As of December 31, 2021
	(Dollars in thousands)
Foreign currency translation adjustments, net of tax	$(15,308)	$(22,330)
Commodity, interest rate, and foreign currency derivatives, net of tax	27,849	14,886
Total accumulated other comprehensive income (loss)	$12,541	$(7,444)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) Earnings per Share (EPS)
During the first quarter of 2022, we repurchased and subsequently retired 3,035,830 shares of our common stock for $30.0 million under our common stock repurchase program. We did not repurchase any shares of our common stock under this program during the first quarter of 2021.
The following table presents a reconciliation of the numerator and denominator of basic and diluted EPS for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
	(Dollars in thousands, except per share amounts)
Numerator for basic and diluted EPS:
Net income	$124,183	$98,799
Denominator:
Weighted average common shares outstanding for basic calculation	262,592,029	267,318,860
Add: Effect of equity awards	65,770	146,459
Weighted average common shares outstanding for diluted calculation	262,657,799	267,465,319
Basic EPS	$0.47	$0.37
Diluted EPS	$0.47	$0.37
Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding, which included 172,010 and 110,647 shares of participating securities in the three months ended March 31, 2022 and 2021 respectively. Diluted EPS is calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted EPS calculation excludes consideration of 1,479,638 and 1,106,823 equivalent shares for the three months ended March 31, 2022 and 2021, respectively, as their effect would have been anti-dilutive.
(12) Stock-Based Compensation
Our Compensation Committee of our Board of Directors granted 385,688 stock options and 489,252 restricted stock units ("RSUs"), and our electing non-employee directors received 25,682 deferred share units ("DSUs") during the three months ended March 31, 2022 under our Omnibus Equity Incentive Plan. The weighted average exercise price per share and weighted average fair value per share of the stock options granted during the three months ended March 31, 2022 and 2021, was $10.08 and $5.55, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:

Dividend yield	0.40%
Expected volatility	58.28%
Risk-free interest rate	1.93%
Expected term (in years)	6.5 years

We measure the fair value of grants of RSUs and DSUs based on the closing market price of a share of our common stock on the date of the grant. The weighted average fair value per share was $10.08 for RSUs and $9.63 for DSUs granted during the three months ended March 31, 2022.

In the three months ended March 31, 2022 and 2021, we recognized $0.5 million and $0.8 million, respectively, of stock-based compensation expense. The majority of the expense, $0.4 million and $0.7 million, respectively, was recorded in selling and administrative expense in the Condensed Consolidated Statement of Operations, with the remaining expense recorded in cost of sales.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2022, the unrecognized compensation cost related to the unvested portion of all stock-based awards was approximately $7.4 million and is expected to be recognized over the remaining vesting period of the respective grants.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are a leading manufacturer of high-quality graphite electrode products essential to the production of EAF steel and other ferrous and non‑ferrous metals. We believe that we have the most competitive portfolio of low‑cost ultra-high power graphite electrode manufacturing facilities in the industry, including three of the highest capacity facilities in the world. We are the only large scale graphite electrode producer that is substantially vertically integrated into petroleum needle coke, a key raw material for graphite electrode manufacturing. This vertical integration allows GrafTech to enter into longer term agreements with its customers. These agreements have a duration of more than 12 months and include pre-determined ranges of volumes and prices. This provides greater earnings stability and visibility for GrafTech and a committed, secure source of supply for our customers.
The environmental and economic advantages of electric arc furnace steel production positions both that industry and the graphite electrode industry for continued long-term growth.
We believe GrafTech's leadership position, strong cash flows, advantaged low cost structure and vertical integration are sustainable competitive advantages. The services and solutions we provide will position our customers and us for a better future.
Commercial Update and Outlook
GrafTech reported solid results in the first quarter of 2022 with sales volume of 43 thousand metric tons ("MT"), consisting of LTA volume of 25 thousand MT at an average realized price of $9,600 per MT and non-LTA volume of 18 thousand MT at an average realized price of $6,000 per MT.
Consistent with our expectations, the non-LTA prices for graphite electrodes delivered and recognized in revenue in the first quarter of 2022 increased 19% compared to the average non-LTA price for the fourth quarter of 2021 as prices for virtually all of our non-LTA business were reset on January 1, 2022. We expect our average non-LTA pricing for the second quarter of 2022 to be consistent with our first quarter 2022 average.
In parallel, our costs in the first quarter of 2022 increased, driven by recent global inflationary pressures, particularly for third party needle coke, energy and freight. We expect further increases throughout the remainder of 2022 to be lower in magnitude as we continue to take steps to mitigate these cost increases.
Production volume in the first quarter of 2022 increased 28% compared to the first quarter of 2021.
Globally, steel market capacity utilization rates continue to be strong:

	Q1 2022	Q4 2021	Q1 2021
Global (ex-China) capacity utilization rate(1)	72%	75%	73%
U.S. steel market capacity utilization rate(2)	81%	83%	77%
(1) Source: World Steel Association, Metal Expert, Organisation for Economic Co-operation and Development and GrafTech analysis
(2) Source: American Iron and Steel Institute

The estimated shipments of graphite electrodes under our LTAs for 2022 through 2024 have been updated as follows:

	2022	2023 through 2024
Estimated LTA volume(1)	90-100	40-50
Estimated LTA revenue(2)	$860-$960	$400-$500(3)
(1) In thousands of MT
(2) In millions
(3) Includes expected termination fees from a few customers that have failed to meet certain obligations under their LTAs

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

As it relates to the conflict between Ukraine and Russia, we have provided force majeure notices with respect to certain LTAs serving customers in Russia. The estimates of graphite electrodes under our LTAs as set forth in the immediately preceding table take into account such force majeure notices.
Capital Structure and Capital Allocation
As of March 31, 2022, GrafTech had cash and cash equivalents of $85.1 million and total debt of approximately $961.4 million. We continue to make progress in reducing our long-term debt, repaying $70.0 million in the first quarter of 2022. We continue to expect our primary use of cash to be debt repayment. We also have $129.0 million available under our stock repurchase authorization.
We repurchased 3.0 million shares of our common stock in the first quarter of 2022 at an average price of $9.88 per share, for an aggregate of $30.0 million under our common stock repurchase authorization.
We continue to expect full-year capital expenditures to be in the range of $70 to $80 million for 2022.
Key metrics used by management to measure performance
In addition to measures of financial performance presented in our Condensed Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States ("GAAP"), we use certain other financial measures and operating metrics to analyze the performance of our Company. Our “non-GAAP” financial measures consist of EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share, which help us evaluate growth trends, establish budgets, assess operational efficiencies and evaluate our overall financial performance. Our key operating metrics consist of sales volume, production volume, production capacity and capacity utilization.
Key financial measures

	For the Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Net sales	$366,245	$304,397
Net income	124,183	98,799
Earnings per share(1)	0.47	0.37
EBITDA(2)	167,528	153,725
Adjusted net income(2)	125,920	99,880
Adjusted earnings per share(1)(2)	0.48	0.37
Adjusted EBITDA(2)	169,600	155,045
(1) Earnings per share represents diluted earnings per share. Adjusted earnings per share represents adjusted diluted earnings per share.
(2) Non-GAAP financial measure; see below for information and reconciliations of EBITDA, adjusted EBITDA and adjusted net income to net income and adjusted EPS to EPS, the most directly comparable financial measures calculated and presented in accordance with GAAP.
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
Sales volume reflects the total volume of graphite electrodes sold for which revenue has been recognized during the period. For a discussion of our revenue recognition policy, see “—Critical accounting policies—Revenue recognition” in our Annual Report on Form 10-K. Sales volume helps investors understand the factors that drive our net sales.
Production volume reflects graphite electrodes produced during the period. Production capacity reflects expected maximum production volume during the period depending on product mix and expected maintenance outage. Actual production may vary. Capacity utilization reflects production volume as a percentage of production capacity. Production volume,

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

production capacity and capacity utilization help us understand the efficiency of our production, evaluate cost of sales and consider how to approach our contract initiative.

	For the Three Months Ended March 31,
(in thousands, except utilization)	2022	2021
Sales volume (MT)(1)	43	37
Production volume (MT)(2)	46	36
Total production capacity (MT)(3)(4)	58	58
Total capacity utilization(4)(5)	79%	62%
Production capacity excluding St. Marys (MT)(3)(6)	51	51
Capacity utilization excluding St. Marys(5)(6)	90%	71%
(1) Sales volume reflects only graphite electrodes manufactured by us.
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
Non-GAAP financial measures
In addition to providing results that are determined in accordance with GAAP, we have provided certain financial measures that are not in accordance with GAAP. EBITDA, adjusted EBITDA, adjusted net income and adjusted EPS are non-GAAP financial measures. We define EBITDA, a non‑GAAP financial measure, as net income or loss plus interest expense, minus interest income, plus income taxes and depreciation and amortization. We define adjusted EBITDA as EBITDA plus any pension and other post-employment benefit ("OPEB") plan expenses, adjustments for public offerings and related expenses, non‑cash gains or losses from foreign currency remeasurement of non‑operating assets and liabilities in our foreign subsidiaries where the functional currency is the U.S. dollar, stock-based compensation expense and related party payable - Tax Receivable Agreement adjustments. Adjusted EBITDA is the primary metric used by our management and our Board of Directors to establish budgets and operational goals for managing our business and evaluating our performance.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

•adjusted EBITDA does not reflect related party payable - Tax Receivable Agreement adjustments;
•adjusted EBITDA does not reflect stock-based compensation expense; and
•other companies, including companies in our industry, may calculate EBITDA and adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

We define adjusted net income, a non‑GAAP financial measure, as net income or loss and exclude the items used to calculate adjusted EBITDA, less the tax effect of those adjustments. We define adjusted EPS, a non‑GAAP financial measure, as adjusted net income divided by the weighted average diluted common shares outstanding during the period. We believe adjusted net income and adjusted EPS are useful to present to investors because we believe that they assist investors’ understanding of the underlying operational profitability of the Company.
In evaluating EBITDA, adjusted EBITDA, adjusted net income and adjusted EPS, you should be aware that in the future, we will incur expenses similar to the adjustments in the reconciliations presented below. Our presentations of EBITDA, adjusted EBITDA, adjusted net income and adjusted EPS, should not be construed as suggesting that our future results will be unaffected by these expenses or any unusual or non‑recurring items. When evaluating our performance, you should consider EBITDA, adjusted EBITDA, adjusted net income and adjusted EPS, alongside other measures of financial performance and liquidity, including our net income and EPS, respectively, and other GAAP measures.
The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

Reconciliation of Net Income to Adjusted Net Income
	For the Three Months Ended March 31,
	2022	2021
	(Dollars in thousands, except per share data)
Net income	$124,183	$98,799

Diluted income per common share:
Net income per share	$0.47	$0.37
Weighted average shares outstanding	262,657,799	267,465,319

Adjustments, pre-tax:
Pension and OPEB plan expenses(1)	551	431
Public offerings and related expenses(2)	—	422
Non-cash losses (gains) on foreign currency remeasurement(3)	1,236	(348)
Stock-based compensation expense(4)	465	768
Related party payable - Tax Receivable Agreement adjustment(5)	(180)	47
Total non-GAAP adjustments pre-tax	2,072	1,320
Income tax impact on non-GAAP adjustments(6)	335	239
Adjusted net income	$125,920	$99,880
(1)Net periodic benefit cost for our pension and OPEB plans.
(2)Legal, accounting, printing and registration fees associated with the public offerings and related expenses.
(3)Non-cash losses (gains) from foreign currency remeasurement of non-operating assets and liabilities of our non-U.S. subsidiaries where the functional currency is the U.S. dollar.
(4)Non-cash expense for stock-based compensation grants.
(5)Non-cash expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that are expected to be utilized.
(6)The tax impact on the non-GAAP adjustments is affected by their tax deductibility and the applicable jurisdictional tax rates.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of EPS to Adjusted EPS
	For the Three Months Ended March 31,
	2022	2021

EPS	$0.47	$0.37
Adjustments per share:
Pension and OPEB plan expenses(1)	—	—
Public offerings and related expenses(2)	—	—
Non-cash losses (gains) on foreign currency remeasurement(3)	0.01	—
Stock-based compensation expense(4)	—	—
Related party payable - Tax Receivable Agreement adjustment(5)	—	—
Total non-GAAP adjustments pre-tax per share	0.01	—
Income tax impact on non-GAAP adjustments per share(6)	—	—
Adjusted EPS	$0.48	$0.37
(1)Net periodic benefit cost for our pension and OPEB plans.
(2)Legal, accounting, printing and registration fees associated with the public offerings and related expenses.
(3)Non-cash losses (gains) from foreign currency remeasurement of non-operating assets and liabilities of our non-U.S. subsidiaries where the functional currency is the U.S. dollar.
(4)Non-cash expense for stock-based compensation grants.
(5)Non-cash expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that are expected to be utilized.
(6)The tax impact on the non-GAAP adjustments is affected by their tax deductibility and the applicable jurisdictional tax rates.

Reconciliation of Net Income to Adjusted EBITDA	For the Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Net income	$124,183	$98,799
Add:
Depreciation and amortization	14,434	16,539
Interest expense	9,212	22,167
Interest income	(98)	(37)
Income taxes	19,797	16,257
EBITDA	167,528	153,725
Adjustments:
Pension and OPEB plan expenses(1)	551	431
Public offerings and related expenses(2)	—	422
Non-cash losses (gains) on foreign currency remeasurement(3)	1,236	(348)
Stock-based compensation expense(4)	465	768
Related party payable - Tax Receivable Agreement adjustment(5)	(180)	47
Adjusted EBITDA	$169,600	$155,045
(1)Net periodic benefit cost for our pension and OPEB plans.
(2)Legal, accounting, printing and registration fees associated with the public offerings and related expenses.
(3)Non-cash losses (gains) from foreign currency remeasurement of non-operating assets and liabilities of our non-U.S. subsidiaries where the functional currency is the U.S. dollar.
(4)Non-cash expense for stock-based compensation grants.
(5)Non-cash expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that are expected to be utilized.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Results of Operations
The Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
The tables presented in our period-over-period comparisons summarize our Condensed Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report ("MD&A"), insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	For the Three Months Ended March 31,		Increase/ Decrease	% Change
	2022	2021
	(Dollars in thousands)

Net sales	$366,245	$304,397	$61,848	20%
Cost of sales	191,214	146,396	44,818	31%
Gross profit	175,031	158,001	17,030	11%
Research and development	880	969	(89)	(9)%
Selling and administrative expenses	21,254	20,153	1,101	5%
Operating income	152,897	136,879	16,018	12%
Other income, net	(197)	(307)	110	(36)%
Interest expense	9,212	22,167	(12,955)	(58)%
Interest income	(98)	(37)	(61)	165%
Income before provision for income taxes	143,980	115,056	28,924	25%
Provision for income taxes	19,797	16,257	3,540	22%
Net income	$124,183	$98,799	$25,384	26%
Net sales. Net sales increased $61.8 million, or 20%, from $304.4 million in the three months ended March 31, 2021 to $366.2 million in the three months ended March 31, 2022. Prices for non-LTA business reset on January 1, 2022 and our average realized price increased 19% compared to the average realized price for the fourth quarter of 2021 and 43% compared to the average realized price for the first quarter of 2021. In addition, stronger demand for our products in the first quarter of 2022 resulted in a 16% increase in sales volume compared to the first quarter of 2021.
Cost of sales. Cost of sales increased $44.8 million, or 31%, from $146.4 million in the three months ended March 31, 2021 to $191.2 million in the three months ended March 31, 2022, due to a 16% increase in sales volume of manufactured electrodes, as well as a 15% increase in our costs. We expect our costs to continue to increase throughout the remainder of 2022, driven by recent global inflationary pressures, particularly for carbon-based inputs, energy and freight, but we expect these increases to be lower in magnitude than the first quarter of 2022 as we continue to take steps to mitigate these cost increases.
Selling and administrative expenses. Selling and administrative expenses increased $1.1 million, or 5%, from $20.2 million in the three months ended March 31, 2021 to $21.3 million in the three months ended March 31, 2022. The increase is due to higher employment-related costs and additions to the bad debt reserve.
Interest expense. Interest expense decreased $13.0 million, or 58%, from $22.2 million in the three months ended March 31, 2021 to $9.2 million in the three months ended March 31, 2022 primarily due to reductions to our variable-rate debt over the past year, as well as a $3.9 million mark-to-market gain due to the de-designation of one of our $250.0 million interest rate swaps.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Provision for income taxes. The following table summarizes the provision for income taxes:

	For the Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)

Provision for income taxes	$19,797	$16,257
Pre-tax income	143,980	115,056
Effective tax rate	13.7%	14.1%

The effective tax rate for the three months ended March 31, 2022 was 13.7%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates, which was partially offset by the net combined impact related to the U.S. taxation of GILTI and FTCs.
The effective tax rate for the three months ended March 31, 2021 was 14.1%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at lower rates, the Section 250 Deduction and FTCs, offset by the net increase related to GILTI.
The provision for income taxes increased from $16.3 million for the three months ended March 31, 2021 to $19.8 million for the three months ended March 31, 2022. This change is primarily due to an increase in pre-tax income, partially offset by a decrease in the effective tax rate due to the mix of worldwide earnings from various countries taxed at different rates and U.S. taxation of GILTI.
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
The impact of these changes in the average exchange rates of other currencies against the U.S. dollar on our net sales was a decrease of $1.8 million for the three months ended March 31, 2022, compared to the same period of 2021. The impact of these changes on our cost of sales was a decrease of $5.2 million for the three months ended March 31, 2022, compared to the same period of 2021.
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
We believe that we have adequate liquidity to meet our needs for at least the next twelve months and for the foreseeable future hereafter. As of March 31, 2022, we had liquidity of $330.8 million, consisting of $245.7 million of availability under our 2018 Revolving Credit Facility (subject to continued compliance with the financial covenants and

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

representations) and cash and cash equivalents of $85.1 million. We had long-term debt of $961.3 million and short-term debt of $0.1 million as of March 31, 2022. As of December 31, 2021, we had liquidity of $304.2 million consisting of $246.7 million available under our 2018 Revolving Credit Facility (subject to continued compliance with the financial covenants and representations) and cash and cash equivalents of $57.5 million. We had long-term debt of $1.0 billion and short-term debt of $0.1 million as of December 31, 2021.
As of March 31, 2022 and December 31, 2021, $65.8 million and $49.1 million, respectively, of our cash and cash equivalents were located outside of the U.S. We repatriate funds from our foreign subsidiaries through dividends. All of our subsidiaries face the customary statutory limitation that distributed dividends cannot exceed the amount of retained and current earnings. In addition, for our subsidiary in South Africa, the South Africa Central Bank imposes that certain solvency and liquidity ratios remain above defined levels after the dividend distribution, which historically has not materially affected our ability to repatriate cash from this jurisdiction. The cash and cash equivalents balances in South Africa were $0.4 million and $0.5 million as of March 31, 2022 and December 31, 2021, respectively. Upon repatriation to the U.S., the foreign source portion of dividends we receive from our foreign subsidiaries are not subject to U.S. federal income tax because the amounts were either previously taxed or are exempted from tax by Internal Revenue Service Code Section 245A.
Cash flow and plans to manage liquidity. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of tax and interest payments and other factors. Cash from operations is expected to remain at positive sustained levels.
Debt Structure
We had total availability under the 2018 Revolving Credit Facility of $245.7 million as of March 31, 2022 and $246.7 million as of December 31, 2021, which consisted of the $250.0 million limit reduced by $4.3 million and $3.3 million of outstanding letters of credit, respectively.
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
The Senior Secured Credit Facilities are guaranteed by each of our domestic subsidiaries, subject to certain customary exceptions, and by GrafTech Luxembourg I S.à.r.l., a Luxembourg société à responsabilité limitée and an indirect wholly owned subsidiary of GrafTech, Luxembourg HoldCo, and Swissco (collectively, the “Guarantors”) with respect to all obligations under the 2018 Credit Agreement of each of our foreign subsidiaries that is a Controlled Foreign Corporation (within the meaning of Section 956 of the Code).
All obligations under the 2018 Credit Agreement are secured, subject to certain exceptions, by: (i) a pledge of all of the equity securities of each domestic Guarantor and of each other direct, wholly owned domestic subsidiary of GrafTech and any Guarantor, (ii) a pledge on no more than 65% of the equity interests of each subsidiary that is a Controlled Foreign

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
The 2018 Term Loan Facility amortizes at a rate of $112.5 million a year payable in equal quarterly installments, with the remainder due at maturity. The Co-Borrowers are permitted to make voluntary prepayments at any time without premium or penalty. GrafTech Finance is required to make prepayments under the 2018 Term Loan Facility (without payment of a premium) with (i) net cash proceeds from non-ordinary course asset sales (subject to customary reinvestment rights and other customary exceptions and exclusions), and (ii) commencing with the Company’s fiscal year ended December 31, 2019, 75% of Excess Cash Flow (as defined in the 2018 Credit Agreement), subject to step-downs to 50% and 0% of Excess Cash Flow based on achievement of a senior secured first lien net leverage ratio greater than 1.25 to 1.00 but less than or equal to 1.75 to 1.00 and less than or equal to 1.25 to 1.00, respectively. Scheduled quarterly amortization payments of the 2018 Term Loan Facility during any calendar year reduce, on a dollar-for-dollar basis, the amount of the required Excess Cash Flow prepayment for such calendar year, and the aggregate amount of Excess Cash Flow prepayments for any calendar year reduce subsequent quarterly amortization payments of the 2018 Term Loan Facility as directed by GrafTech Finance. As of March 31, 2022, we have satisfied all required amortization installments through the maturity date.
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

2020 Senior Secured Notes
In December 2020, GrafTech Finance issued $500 million aggregate principal amount of the 2020 Senior Secured Notes at an issue price of 100% of the principal amount thereof in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933 (the "Securities Act") and to non-U.S. persons outside the United States under Regulation S under the Securities Act.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
Uses of Liquidity
In July 2019, our Board of Directors authorized a program to repurchase up to $100 million of our outstanding common stock. In November 2021, our Board of Directors authorized the repurchase of an additional $150 million of stock repurchases under this program. We may purchase shares from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18 plans. The amount and timing of repurchases are subject to a variety of factors including liquidity, stock price, applicable legal requirements, other business objectives and market conditions. During the first quarter of 2022, we repurchased 3.0 million shares of our common stock at an average purchase price of $9.88 per share, or $30.0 million in the aggregate. As of March 31, 2022, we had $129.0 million remaining under this authorization.
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
During 2021, we reduced our long-term debt principal by $400.0 million. During the three months ended March 31, 2022, we repaid an additional $70.0 million of principal of our 2018 Term Loan Facility. For the remainder of 2022, we continue to expect our primary use of cash to be debt repayment. We also have $129.0 million available under our stock repurchase authorization.
Potential uses of our liquidity include dividends, share repurchases, capital expenditures, scheduled debt repayments, optional debt repayments, and other general purposes. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn, including any potential resurgence of the COVID-19 pandemic, could significantly and negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.
In order to seek to minimize our credit risks, we may reduce our sales of, or refuse to sell (except for prepayment, cash on delivery or under letters of credit or parent guarantees), our products to some customers and potential customers. Our unrecovered trade receivables worldwide have not been material during the last two years individually or in the aggregate.
We manage our capital expenditures by taking into account quality, plant reliability, safety, environmental and regulatory requirements, prudent or essential maintenance requirements, global economic conditions, available capital resources, liquidity, long-term business strategy and return on invested capital for the relevant expenditures, cost of capital and return on invested capital of the Company as a whole and other factors.     Capital expenditures totaled $16.9 million in the three months ended March 31, 2022. We continue to expect full-year capital expenditures to be in the range of $70 to $80 million for 2022.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

In the event that operating cash flows fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our 2018 Revolving Credit Facility, to the extent available.
    Cash Flows
The following table summarizes our cash flow activities:

	For the Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash flow provided by (used in):
Operating activities	$146,316	$122,425
Investing activities	(16,782)	(14,023)
Financing activities	(103,517)	(156,762)
Net change in cash and cash equivalents	$26,017	$(48,360)
Operating Activities
Cash provided by operating activities totaled $146.3 million in the first three months of 2022 compared to $122.4 million in the prior-year period. The increase in operating cash flow was primarily due to reductions of $24.7 million in the first three months of 2022 in the combined impact of cash paid for our Tax Receivable Agreement and interest, as well as $14.6 million of increased adjusted EBITDA. Partially offsetting these increases, was a decrease of $12.6 million in cash provided by working capital, primarily driven by increased sales and production levels in the first three months of 2022. Cash flow used for inventories was $24.2 million in the first quarter of 2022 compared to providing $11.6 million of cash in the first quarter of 2021, driven by increased production levels in the first three months of 2022. Cash flow used for accounts receivable decreased $15.4 million versus the prior-year period due to increased sales in the first three months of 2022. In addition, cash flow provided by accounts payable and accruals increased $12.7 million compared to the first three months of 2021, driven by increased customer prepayments.
Investing Activities
Net cash used in investing activities was $16.8 million in the three months ended March 31, 2022 compared to $14.0 million in the three months ended March 31, 2021. The increase is primarily due to increased capital expenditures.
 Financing Activities
Net cash used in financing activities was $103.5 million during the three months ended March 31, 2022 compared to $156.8 million in the three months ended March 31, 2021. The decrease was primarily due to $80.0 million of less debt repayments in the first three months of 2022 compared to the first three months of 2021, partially offset by an increase due to $30.0 million of stock repurchases made in the first three months of 2022.
Related Party Transactions
We have engaged in transactions with affiliates or related parties during the first three months of 2022 and we expect to continue to do so in the future. These transactions include ongoing obligations under the Tax Receivable Agreement, Stockholders Rights Agreement and Registration Rights Agreement, each with Brookfield.
Description of Our Financing Structure
We discuss our financing structure in more detail in Note 4, "Debt and Liquidity" in the Notes to the Condensed Consolidated Financial Statements.

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
Our exposure to changes in interest rates results primarily from floating rate long-term debt tied to the LIBO Rate or the Euro LIBO Rate.
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
Interest rate risk management. We periodically enter into agreements with financial institutions that are intended to limit our exposure to additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure. As of March 31, 2022 and December 31, 2021, we recorded unrealized pre-tax gains of $10.4 million and $5.9 million, respectively, on our interest rate swaps designated as hedges. The debt host portion amounted to an unrealized pre-tax loss of $6.4 million and $7.0 million as of March 31, 2022 and December 31, 2021, respectively, which is amortized over the remaining life of the swaps.
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
The outstanding foreign currency derivatives represented a $0.6 million unrealized pre-tax net loss as of March 31, 2022 and a net unrealized pre-tax loss of $0.4 million as of December 31, 2021.
Energy commodity management. We have entered into commodity derivative contracts to effectively fix some or all of our exposure to refined oil products. The outstanding commodity derivative contracts represented net unrealized gains of $9.5 million and $8.5 million as of March 31, 2022 and December 31, 2021, respectively.
Sensitivity analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the underlying exposures as well as on the fair values of our derivatives. The sensitivity analysis for the derivatives represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction.
A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense by less than $0.1 million, net of the impact of our interest rate swap, for the three months ended March 31, 2022. The same 100 basis point increase would have resulted in an increase of $5.3 million in the fair value of our interest rate swap portfolio.
As of March 31, 2022, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease of $12.2 million or a corresponding increase of $12.2 million, respectively, in the fair value of the foreign currency hedge portfolio.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

A 10% increase or decrease in the value of the underlying commodity prices that we hedge would have resulted in a corresponding increase or decrease of $1.3 million in the fair value of the commodity hedge portfolio as of March 31, 2022. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
For further information related to the financial instruments described above, see Note 9, "Fair Value Measurements and Derivative Instruments" in the Notes to the Condensed Consolidated Financial Statements.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective at the reasonable assurance level as of March 31, 2022.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees' appeal in favor of GrafTech Brazil. The employees filed a further appeal and we intend to vigorously defend our position. As of March 31, 2022, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
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

Table of PART II. OTHER INFORMATION (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in Part I - Item 1A of our Annual Report on Form 10-K filed February 22, 2022. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth the information on a monthly basis regarding GrafTech's purchases of its common stock, par value $0.01 per share, during the first quarter of 2022.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1 through January 31, 2022	—	$—	—	$159,030,314
February 1 through February 28, 2022	1,015,036	9.79	1,015,036	149,093,284
March 1 through March 31, 2022	2,020,794	9.93	2,020,794	129,030,315
Total	3,035,830	$9.88	3,035,830	$129,030,315

(1) On July 31, 2019, the Company announced that its Board of Directors approved the repurchase of up to $100 million of its common stock in open market purchases, including under Rule 10b5-1 and/or Rule 10b-18 plans. On November 4, 2021, the Company's Board of Directors approved the repurchase of an additional $150 million of its common stock under this program. Approximately $129.0 million of the total $250 million authorized remained available for stock repurchases at March 31, 2022. The stock repurchase program does not have an expiration date.

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

10.1	GrafTech International Ltd. Short-Term Incentive Plan (incorporated herein by reference to Exhibit 10.35 to GrafTech International Ltd.'s Annual Report on Form 10-K filed February 22, 2022).

31.1*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by David J. Rintoul, Chief Executive Officer and President (Principal Executive Officer).

31.2*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Timothy K. Flanagan, Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial Officer).

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David J. Rintoul, Chief Executive Officer and President (Principal Executive Officer).

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy K. Flanagan, Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial Officer).

101	The following financial information from GrafTech International Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity (Deficit), and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).

____________________________
*    Filed herewith
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	May 6, 2022	By:	/s/ Timothy K. Flanagan
Timothy K. Flanagan
Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial and Accounting Officer)