Form 10-Q
period 2022-06-30
GRAFTECH INTERNATIONAL LTD
filed 2022-08-05
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2022, 256,597,342 shares of common stock outstanding.

Presentation of Financial, Market and Industry Data
We present our financial information on a consolidated basis. Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.
Certain market and industry data included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (the "Report") has been obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications, government publications and third-party forecasts in conjunction with our assumptions about our markets. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources consented to the disclosure or use of data in this Report. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Cautionary Note Regarding Forward-Looking Statements” in this Report and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 ("Annual Report on Form 10-K") filed on February 22, 2022.
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
•the sensitivity of our business and operating results to economic conditions, including any recession, and the possibility others may not be able to fulfill their obligations to us in a timely fashion or at all;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	As of June 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$55,835	$57,514
Accounts and notes receivable, net of allowance for doubtful accounts of $7,639 as of June 30, 2022 and $6,835 as of December 31, 2021	206,570	207,547
Inventories	396,749	289,432
Prepaid expenses and other current assets	89,657	73,364
Total current assets	748,811	627,857
Property, plant and equipment	815,868	815,298
Less: accumulated depreciation	327,060	313,825
Net property, plant and equipment	488,808	501,473
Deferred income taxes	21,918	26,187
Goodwill	171,117	171,117
Other assets	85,610	85,684
Total assets	$1,516,264	$1,412,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149,662	$117,112
Long-term debt, current maturities	119	127
Accrued income and other taxes	44,418	57,097
Other accrued liabilities	75,270	56,405
Related party payable - Tax Receivable Agreement	4,481	3,828
Total current liabilities	273,950	234,569
Long-term debt	920,342	1,029,561
Other long-term obligations	71,145	68,657
Deferred income taxes	44,629	40,674
Related party payable - Tax Receivable Agreement long-term	10,973	15,455
Commitments and contingencies - Note 7
Stockholders’ equity:
Preferred stock, par value $0.01, 300,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01, 3,000,000,000 shares authorized, 256,597,342 and 263,255,708 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2,566	2,633
Additional paid-in capital	743,891	761,412
Accumulated other comprehensive loss	(10,638)	(7,444)
Accumulated deficit	(540,594)	(733,199)
Total stockholders’ equity	195,225	23,402

Total liabilities and stockholders’ equity	$1,516,264	$1,412,318

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$363,646	$330,750	$729,891	$635,147
Cost of sales	201,496	201,867	392,710	348,263
Gross profit	162,150	128,883	337,181	286,884
Research and development	723	1,018	1,603	1,987
Selling and administrative expenses	18,030	75,783	39,284	95,936
Operating income	143,397	52,082	296,294	188,961

Other (income) expense, net	(563)	357	(760)	50
Interest expense	9,399	15,994	18,611	38,161
Interest income	(1,858)	(199)	(1,956)	(236)
Income before provision for income taxes	136,419	35,930	280,399	150,986
Provision for income taxes	21,422	7,765	41,219	24,022
Net income	$114,997	$28,165	$239,180	$126,964

Basic income per common share:
Net income per share	$0.44	$0.11	$0.92	$0.47
Weighted average common shares outstanding	258,845,588	267,560,712	260,719,446	267,440,501
Diluted income per common share:
Net income per share	$0.44	$0.11	$0.92	$0.47
Weighted average common shares outstanding	258,845,588	267,807,944	260,734,273	267,765,378

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$114,997	$28,165	$239,180	$126,964
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of $1, $0, $2 and $0 respectively	(18,622)	8,854	(11,600)	(4,577)
Commodities, interest rate and foreign currency derivatives, net of tax of $634, $(3,079), $(3,028) and $(6,411), respectively	(4,557)	11,472	8,406	23,827
Other comprehensive (loss) income, net of tax:	(23,179)	20,326	(3,194)	19,250
Comprehensive income	$91,818	$48,491	$235,986	$146,214

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flow from operating activities:
Net income	$239,180	$126,964
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	28,446	32,831
Deferred income tax provision	6,557	(4,195)
Non-cash stock-based compensation expense	1,038	16,031
Non-cash interest expense	(3,674)	7,199
Other adjustments	3,411	3,354
Net change in working capital*	(61,989)	50,434
Change in related party Tax Receivable Agreement	(3,828)	(21,752)
Change in long-term assets and liabilities	(2,702)	(2,111)
Net cash provided by operating activities	206,439	208,755
Cash flow from investing activities:
Capital expenditures	(29,348)	(26,052)
Proceeds from the sale of fixed assets	139	219
Net cash used in investing activities	(29,209)	(25,833)
Cash flow from financing activities:
Debt issuance and modification costs	(2,232)	(3,084)
Principal payments on long-term debt	(110,000)	(200,000)
Repurchase of common stock - non-related party	(60,000)	—
Payments for taxes related to net share settlement of equity awards	(230)	(4,074)
Proceeds from exercise of stock options	225	—
Dividends paid to non-related party	(3,917)	(3,418)
Dividends paid to related party	(1,279)	(1,927)
Interest rate swap settlements	(1,433)	(2,109)
Net cash used in financing activities	(178,866)	(214,612)
Net change in cash and cash equivalents	(1,636)	(31,690)
Effect of exchange rate changes on cash and cash equivalents	(43)	379
Cash and cash equivalents at beginning of period	57,514	145,442
Cash and cash equivalents at end of period	$55,835	$114,131

* Net change in working capital due to changes in the following components:
Accounts and notes receivable, net	$(1,119)	$9,305
Inventories	(104,717)	7,823
Prepaid expenses and other current assets	(14,028)	(12,071)
Income taxes payable	(16,436)	(17,761)
Accounts payable and accruals	74,386	62,748
Interest payable	(75)	390
Net change in working capital	$(61,989)	$50,434

Net cash paid during the periods for:
Interest	$22,360	$30,548
Income taxes	$49,934	$44,572

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Dollars in thousands, except per share data) (Unaudited)
	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2021	263,255,708	$2,633	$761,412	$(7,444)	$(733,199)	$23,402
Net income	—	—	—	—	124,183	124,183
Other comprehensive income (loss):
Commodity, interest rate and foreign currency derivatives income, net of tax of $(4,181)	—	—	—	14,800	—	14,800
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $519	—	—	—	(1,837)	—	(1,837)
Foreign currency translation adjustments, net of tax of $1	—	—	—	7,022	—	7,022
Total other comprehensive income	—	—	—	19,985	—	19,985
Repurchase of common stock - non-related party	(3,035,830)	(31)	(8,530)	—	(21,439)	(30,000)
Stock-based compensation	—	—	465	—	—	465
Options exercised	25,000	—	225	—	—	225
Payments for taxes related to net share settlement of equity awards	(22,293)	—	(63)	—	(167)	(230)
Dividends paid to related party ($0.01 per share)	—	—	—	—	(640)	(640)
Dividends paid to non-related party ($0.01 per share)	—	—	—	—	(1,985)	(1,985)
Balance as of March 31, 2022	260,222,585	$2,602	$753,509	$12,541	$(633,247)	$135,405
Net income	—	—	—	—	114,997	114,997
Other comprehensive loss:
Commodity, interest rate and foreign currency derivatives loss, net of tax of $347	—	—	—	(2,498)	—	(2,498)
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $287	—	—	—	(2,059)	—	(2,059)
Foreign currency translation adjustments, net of tax of $1	—	—	—	(18,622)	—	(18,622)
Total other comprehensive loss	—	—	—	(23,179)	—	(23,179)
Repurchase of common stock - non-related party	(3,626,591)	(36)	(10,191)	—	(19,773)	(30,000)
Stock-based compensation	1,348	—	573	—	—	573
Dividends paid to related party stockholder ($0.01 per share)	—	—	—	—	(639)	(639)
Dividends paid to non-related party stockholders ($0.01 per share)	—	—	—	—	(1,932)	(1,932)
Balance as of June 30, 2022	256,597,342	$2,566	$743,891	$(10,638)	$(540,594)	$195,225

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Dollars in thousands, except per share data) (Unaudited)
	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2020	267,188,547	$2,672	$758,354	$(19,641)	$(1,070,770)	$(329,385)
Net income	—	—	—	—	98,799	98,799
Other comprehensive income (loss):
Commodity, interest rate and foreign currency derivatives income, net of tax of $(3,144)	—	—	—	11,660	—	11,660
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $(187)	—	—	—	695	—	695
Foreign currency translation adjustments, net of tax $0	—	—	—	(13,431)	—	(13,431)
Total other comprehensive loss	—	—	—	(1,076)	—	(1,076)
Stock-based compensation	92,135	1	766	—	—	767
Payments for taxes related to net share settlement of equity awards	(23,090)	—	(65)	—	(210)	(275)
Dividends paid to related party ($0.01 per share)	—	—	—	—	(1,277)	(1,277)
Dividends paid to non-related party ($0.01 per share)	—	—	—	—	(1,394)	(1,394)
Balance as of March 31, 2021	267,257,592	$2,673	$759,055	$(20,717)	$(974,852)	$(233,841)
Net income	—	—	—	—	28,165	28,165
Other comprehensive income:
Commodity, interest rate and foreign currency derivatives income, net of tax of $(1,921)	—	—	—	7,158	—	7,158
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $(1,158)	—	—	—	4,314	—	4,314
Foreign currency translation adjustments, net of tax of $0	—	—	—	8,854	—	8,854
Total other comprehensive income	—	—	—	20,326	—	20,326
Stock-based compensation	917,410	9	15,254	—	—	15,263
Payments for taxes related to net share settlement of equity awards	(294,250)	(3)	(757)	—	(3,039)	(3,799)
Dividends paid to related party stockholder ($0.01 per share)	—	—	—	—	(650)	(650)
Dividends paid to non-related party stockholders ($0.01 per share)	—	—	—	—	(2,024)	(2,024)
Balance as of June 30, 2021	267,880,752	$2,679	$773,552	$(391)	$(952,400)	$(176,560)

See accompanying Notes to the Condensed Consolidated Financial Statements

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)Organization and Summary of Significant Accounting Policies
A. Organization
GrafTech International Ltd. (the “Company” or "GrafTech") is a leading manufacturer of high-quality graphite electrode products essential to the production of electric arc furnace ("EAF") steel and other ferrous and non-ferrous metals. References herein to “GTI,” “we,” “our,” or “us” refer collectively to the Company and its subsidiaries. On August 15, 2015, GTI became an indirect wholly owned subsidiary of Brookfield. In April 2018, we completed our initial public offering ("IPO") of 38,097,525 shares of our common stock held by Brookfield at a price of $15.00 per share. We did not receive any proceeds related to the IPO. Our common stock is listed on the New York Stock Exchange under the symbol “EAF.” Brookfield has since distributed a portion of its GrafTech common stock to the owners in the Brookfield consortium and sold shares of GrafTech common stock in public and private transactions, resulting in a reduction of Brookfield's ownership of outstanding shares of GrafTech common stock to 24.3% as of December 31, 2021 and 24.9% as of June 30, 2022. The increase in Brookfield's share ownership from December 31, 2021 to June 30, 2022 reflects a reduction of our total outstanding shares due to the repurchase and retirement of 6.7 million shares of our common stock during the first six months of 2022.
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
Certain items previously reported in specific financial statement captions within the Condensed Consolidated Statements of Cash Flows have been reclassified between lines within cash flow from operations and between lines within financing activities to conform to the current presentation. In addition, items previously presented under "Related party Tax Receivable Agreement expense (benefit)" on the Condensed Consolidated Statement of Operations have been collapsed into "Other (income) expense, net" to conform to the current year presentation.
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)Revenue from Contracts with Customers
Disaggregation of Revenue
The following table provides information about disaggregated revenue by type of product and contract:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Graphite Electrodes - LTAs	$229,290	$253,589	$471,771	$499,154
Graphite Electrodes - Non-LTAs	109,194	65,204	217,244	112,459
By-products and other	25,162	11,957	40,876	23,534
Total Revenues	$363,646	$330,750	$729,891	$635,147
The Graphite Electrodes revenue categories include only graphite electrodes manufactured by GrafTech.
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
Contract assets which are included in "Prepaid expenses and other current assets," on the Condensed Consolidated Balance Sheets were $0.3 million as of June 30, 2022 and $1.2 million as of December 31, 2021.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about deferred revenue from contracts with customers. Current deferred revenue is included in "Other accrued liabilities" and long-term deferred revenue is included in "Other long-term obligations" on the Condensed Consolidated Balance Sheets:

	Current Deferred Revenue	Long-Term Deferred Revenue
	(Dollars in thousands)
Balance as of December 31, 2021	$9,840	$4,303
Revenue recognized (included in 12.31.2021 balance)	(2,221)	—
Increases due to net cash received, not yet recognized	14,913	7,177
Reclassifications between long-term and current	143	(143)
Foreign currency impact	24	—
Balance as of June 30, 2022	$22,699	$11,337
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

	2022	2023	2024
	(Dollars in millions)
Estimated LTA revenue	$860-$960	$200- $255	$130-$165(1)
(1) Includes expected termination fees from a few customers that have failed to meet certain obligations under their LTAs.
We recorded $229.3 million and $471.8 million of LTA revenue in the three and six months ended June 30, 2022, respectively, and we expect to record approximately $388.0 million to $488.0 million of LTA revenue for the remainder of 2022.
The majority of the LTAs are defined as pre-determined fixed annual volume contracts while a small portion are defined with a specified volume range. For the years 2023 and through 2024, the contractual revenue amounts above are based upon the minimum volume for those contracts with specified ranges. The actual revenue realized from these contracted volumes may vary in timing and total due to contract non-performance, force majeure notices, arbitrations, credit risk associated with certain customers facing financial challenges and customer demand related to contracted volume ranges. As it relates to the conflict between Ukraine and Russia, we have provided force majeure notices with respect to certain impacted LTAs. Certain of our LTA counterparties have challenged the force majeure notices, but we will continue to enforce our contractual rights. In the event of a force majeure, the LTAs provide our counterparties with the right to terminate the LTA if the force majeure event continues for more than six months after the delivery of the force majeure notice, with no continuing obligations of either party. The estimates of LTA revenue as set forth above in the immediately preceding table reflects (i) our current view of the validity of such force majeure notices and (ii) our current expectations of termination fees from our customers who have failed to meet certain obligations under their LTAs.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)Goodwill and Other Intangible Assets
The goodwill balance was $171.1 million as of June 30, 2022 and December 31, 2021.
The following table summarizes intangible assets with determinable useful lives by major category, which are included in "Other assets" on our Condensed Consolidated Balance Sheets:

Intangible Assets
	As of June 30, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Trade names	$22,500	$(14,915)	$7,585	$22,500	$(13,935)	$8,565
Technology and know-how	55,300	(40,524)	14,776	55,300	(38,486)	16,814
Customer-related intangibles	64,500	(30,359)	34,141	64,500	(28,195)	36,305
Total finite-lived intangible assets	$142,300	$(85,798)	$56,502	$142,300	$(80,616)	$61,684
Amortization expense for intangible assets was $2.6 million and $2.7 million in the three months ended June 30, 2022 and 2021, respectively, and $5.2 million and $5.5 million in the six months ended June 30, 2022 and 2021, respectively. Estimated amortization expense will be approximately $4.9 million for the remainder of 2022, $9.2 million in 2023, $8.0 million in 2024, $7.3 million in 2025 and $6.7 million in 2026. Amortization expense is included in "Cost of sales" on the Condensed Consolidated Statement of Operations.
(4)Debt and Liquidity
The following table presents our long-term debt:

	As of June 30, 2022	As of December 31, 2021
	(Dollars in thousands)
2018 Term Loan Facility	$433,708	$543,708
2020 Senior Secured Notes	500,000	500,000
Other debt	394	429
Unamortized debt discount and issuance costs	(13,641)	(14,449)
Total debt	920,461	1,029,688
Less: Long-term debt, current portion	(119)	(127)
Long-term debt	$920,342	$1,029,561

During the six months ended June 30, 2022, we repaid $110.0 million of principal of our 2018 Term Loan Facility (as defined below). The fair value of our debt was approximately $816.4 million and $1,051.6 million as of June 30, 2022 and December 31, 2021, respectively. The fair value of our debt is measured using Level 3 inputs.
In conjunction with the May 2022 amendment (discussed below) to our 2018 Revolving Credit Facility, we recorded $2.2 million of deferred debt issuance costs that will be amortized over the term of the amended agreement.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2018 Term Loan and 2018 Revolving Credit Facility
In February 2018, the Company entered into a credit agreement (as amended, the “2018 Credit Agreement”), which provides for (i) a $2,250 million senior secured term facility (the “2018 Term Loan Facility”) after giving effect to the June 2018 amendment (the “First Amendment”) that increased the aggregate principal amount of the 2018 Term Loan Facility from $1,500 million to $2,250 million and (ii) a $330 million senior secured revolving credit facility after giving effect to the May 2022 amendment that increased the revolving commitments under the 2018 Credit Agreement by $80 million from $250 million (the “2018 Revolving Credit Facility” and, together with the 2018 Term Loan Facility, the “Senior Secured Credit Facilities”). GrafTech Finance Inc. (“GrafTech Finance”) is the sole borrower under the 2018 Term Loan Facility while GrafTech Finance, GrafTech Switzerland SA (“Swissco”) and GrafTech Luxembourg II S.à r.l. (“Luxembourg Holdco” and, together with GrafTech Finance and Swissco, the “Co-Borrowers”) are co-borrowers under the 2018 Revolving Credit Facility. The 2018 Term Loan Facility and the 2018 Revolving Credit Facility mature on February 12, 2025 and May 31, 2027, respectively. As of June 30, 2022 and December 31, 2021, there was no debt outstanding on the 2018 Revolving Credit Facility and there was $4.2 million and $3.3 million of letters of credit drawn against the 2018 Revolving Credit Facility, respectively.
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
The 2018 Revolving Credit Facility bears interest, at our option, at a rate equal to either (i) the Adjusted Term SOFR Rate and Adjusted EURIBOR Rate (each, as defined in the 2018 Credit Agreement), plus an applicable margin initially equal to 3.00% per annum or (ii) the ABR Rate, plus an applicable margin initially equal to 2.00% per annum, in each case with two 25 basis point step downs based on achievement of certain senior secured first lien net leverage ratios. In addition, we are required to pay a quarterly commitment fee on the unused commitments under the 2018 Revolving Credit Facility in an amount equal to 0.25% per annum.
The Senior Secured Credit Facilities are guaranteed by each of our domestic subsidiaries, subject to certain customary exceptions, and by GrafTech Luxembourg I S.à r.l., a Luxembourg société à responsabilité limitée and an indirect wholly owned subsidiary of GrafTech, Luxembourg HoldCo, and Swissco (collectively, the “Guarantors”) with respect to all obligations under the 2018 Credit Agreement of each of our foreign subsidiaries that is a Controlled Foreign Corporation (within the meaning of Section 956 of the Internal Revenue Code of 1986, as amended from time to time (the “Code”)).
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
The 2018 Term Loan Facility amortizes at a rate of $112.5 million a year payable in equal quarterly installments, with the remainder due at maturity. The Co-Borrowers are permitted to make voluntary prepayments at any time without premium or penalty. GrafTech Finance is required to make prepayments under the 2018 Term Loan Facility (without payment of a premium) with (i) net cash proceeds from non-ordinary course asset sales (subject to customary reinvestment rights and other customary exceptions and exclusions), and (ii) commencing with the Company’s fiscal year ended December 31, 2019, 75% of Excess Cash Flow (as defined in the 2018 Credit Agreement), subject to step-downs to 50% and 0% of Excess Cash Flow based on achievement of a senior secured first lien net leverage ratio greater than 1.25 to 1.00 but less than or equal to 1.75 to 1.00 and less than or equal to 1.25 to 1.00, respectively. Scheduled quarterly amortization payments of the 2018 Term Loan Facility during any calendar year reduce, on a dollar-for-dollar basis, the amount of the required Excess Cash Flow prepayment for such calendar year, and the aggregate amount of Excess Cash Flow prepayments for any calendar year reduce subsequent quarterly amortization payments of the 2018 Term Loan Facility as directed by GrafTech Finance. As of June 30, 2022, we have satisfied all required amortization installments through the maturity date.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The 2018 Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to GrafTech and restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The 2018 Credit Agreement contains a financial covenant that requires GrafTech to maintain a senior secured first lien net leverage ratio not greater than 4.00 to 1.00 when the aggregate principal amount of borrowings under the 2018 Revolving Credit Facility and outstanding letters of credit issued under the 2018 Revolving Credit Facility (except for undrawn letters of credit in an aggregate amount equal to or less than $35.0 million), taken together, exceed 35% of the total amount of commitments under the 2018 Revolving Credit Facility. The 2018 Credit Agreement also contains customary events of default. We were in compliance with all of our debt covenants as of June 30, 2022 and December 31, 2021.

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

(5)Inventories
Inventories are comprised of the following:

	As of June 30, 2022	As of December 31, 2021
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$195,300	$132,113
Work in process	161,189	127,127
Finished goods	40,260	30,192
Total	$396,749	$289,432

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)Interest Expense
The following table presents the components of interest expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Interest incurred on debt	$10,927	$14,085	$22,285	$30,950
Accretion of original issue discount on 2018 Term Loan Facility	338	572	865	1,843
Amortization of debt issuance costs and modification costs	932	1,337	2,176	5,368
Mark-to-market gain on de-designated interest rate swap	(2,798)	—	(6,715)	—
Total interest expense	$9,399	$15,994	$18,611	$38,161
The 2020 Senior Secured Notes carry a fixed interest rate of 4.625%. The 2018 Term Loan Facility had an effective interest rate of 4.67% and 3.50% as of June 30, 2022 and December 31, 2021, respectively. See Note 4, "Debt and Liquidity" for details of these transactions.
During the three and six months ended June 30, 2022, we made prepayments of $40.0 million and $110.0 million, respectively, under our 2018 Term Loan Facility. In connection with this, we recorded $0.2 million and $0.5 million, respectively, of accelerated accretion of the original issue discount and we recorded $0.3 million and $0.8 million, respectively, of accelerated amortization of the debt issuance cost.
During the three and six months ended June 30, 2021, we made prepayments of $50.0 million and $200.0 million, respectively, under our 2018 Term Loan Facility. In connection with this, we recorded $0.3 million and $1.2 million, respectively, of accelerated accretion of the original issue discount and $0.4 million and $2.0 million, respectively, of accelerated amortization of the debt issuance cost. We also recorded $1.6 million of modification costs related to the 2018 Term Loan Facility repricing in the first quarter of 2021.
The Company has interest rate swap contracts to fix the cash flows associated with the risk in variability in the one-month USD London Interbank Offered Rate ("LIBOR") for the 2018 Term Loan Facility. See Note 9, "Fair Value Measurements and Derivative Instruments" for details of these transactions.

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
We are involved in various arbitrations, sometimes as claimants and other times as respondents/counterclaimants, pending before the International Chamber of Commerce with several customers who, among other things, have failed to perform under their LTAs and in certain instances are seeking to modify or frustrate their contractual commitments to us. In particular, Aperam South America LTDA, Aperam Sourcing S.C.A., ArcelorMittal Sourcing S.C.A., and ArcelorMittal Brasil S.A. (collectively, the “Claimants”) initiated a single arbitration proceeding against two of the Company’s subsidiaries in the International Chamber of Commerce in June 2020. In June 2021, the Claimants filed their statement of claim, seeking approximately $61 million plus interest in monetary relief and/or reimbursement in respect of several fixed price LTAs that were executed between such subsidiaries and the Claimants in 2017 and 2018. On July 29, 2022, the Claimants filed a reply brief in which they revised their calculation of damages to $161.5 million including interest, covering the period from the first quarter of 2020 through the first quarter of 2022. The Claimants argue, among other things, that they should no longer be required to comply with the terms of the LTAs that they signed due to an alleged drop in market prices for graphite electrodes in January 2020. Alternatively, the Claimants argue that they should not be required to comply with the LTAs that they signed due to alleged market circumstances at the time of execution. We believe we have valid defenses to these claims. We intend to vigorously defend them and enforce our rights under the LTAs.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees' appeal in favor of GrafTech Brazil. The employees filed a further appeal and we intend to vigorously defend our position. As of June 30, 2022, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the six months ended June 30, 2022, are presented below:

(Dollars in thousands)
Balance as of December 31, 2021	$1,088
Product warranty charges/adjustments	406
Payments and settlements	(389)
Balance as of June 30, 2022	$1,105
Related Party Tax Receivable Agreement
On April 23, 2018, the Company entered into the tax receivable agreement ("Tax Receivable Agreement") that provides Brookfield, as the sole pre-IPO stockholder, the right to receive future payments from us for 85% of the amount of cash savings, if any, in U.S. federal income tax and Swiss tax that we and our subsidiaries realize as a result of the utilization of the pre-IPO tax assets. In addition, we will pay interest on the payments we will make to Brookfield with respect to the amount of these cash savings from the due date (without extensions) of our tax return where we realize these savings to the payment date at a rate equal to the LIBOR plus 1.00% per annum. The term of the Tax Receivable Agreement commenced on April 23, 2018 and will continue until there is no potential for any future tax benefit payments.
As of June 30, 2022, the total Tax Receivable Agreement liability was $15.5 million, of which $4.5 million was classified as current liability "Related party payable - Tax Receivable Agreement" on the Condensed Consolidated Balance Sheets, as we expect this portion to be settled within 12 months, and $11.0 million of the liability remained as a long-term liability in "Related party payable - Tax Receivable Agreement long-term" on the Condensed Consolidated Balance Sheets. As of December 31, 2021, the total Tax Receivable Agreement liability was $19.3 million, of which $3.8 million was classified as a current liability "Related party payable - Tax Receivable Agreement" on the Condensed Consolidated Balance Sheets, and $15.5 million of the liability was classified as a long-term liability in "Related party payable - Tax Receivable Agreement long-term" on the Condensed Consolidated Balance Sheets. The 2021 current liability was settled in the first quarter of 2022.
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the provision for income taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Provision for income taxes	$21,422	$7,765	$41,219	$24,022
Pre-tax income	136,419	35,930	280,399	150,986
Effective tax rate	15.7%	21.6%	14.7%	15.9%
The effective tax rate for the three months ended June 30, 2022 was 15.7%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates, which is partially offset by the net combined impact related to the U.S. taxation of global intangible low taxed income ("GILTI") and Foreign Tax Credits ("FTCs").
The effective tax rate for the three months ended June 30, 2021 was 21.6%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at lower rates, which is partially offset by the net combined impact related to the U.S. taxation of GILTI and FTCs. A portion of the one-time Change in Control (as defined in Note 12. Stock-Based Compensation) charges recorded in the second quarter of 2021 was not deductible and contributed to the increase in the effective rate from the prior periods.
The provision for income tax increased from $7.8 million for the three months ended June 30, 2021 to $21.4 million for the three months ended June 30, 2022. This change is primarily related to an increase in pre-tax income, partially offset by a decrease in the effective tax rate due to the mix of worldwide earnings from various countries taxed at different rates and U.S. taxation of GILTI.
The effective tax rate for the six months ended June 30, 2022 was 14.7%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates, which is partially offset by the net combined impact related to the U.S. taxation of GILTI and FTCs.
The effective tax rate for the six months ended June 30, 2021 was 15.9%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates which is partially offset by the net combined impact related to the U.S. taxation of GILTI and FTCs.
The provision for income tax increased from $24.0 million for the six months ended June 30, 2021 to $41.2 million for the six months ended June 30, 2022. This change is primarily related to an increase in pre-tax income, partially offset by a decrease in the effective tax rate due to the mix of worldwide earnings from various countries taxed at different rates and U.S. taxation of GILTI.
As of June 30, 2022, we had unrecognized tax positions of $0.1 million, which, if recognized, would have an immaterial, favorable, impact on our effective tax rate.
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
In the first quarter of 2022, we entered into foreign currency derivatives with maturities of one to 12 months in order to protect against the risk that cash flows associated with certain sales and purchases denominated in a currency other than the U.S. dollar will be adversely affected by future changes in foreign exchange rates. These derivatives are designated as cash flow hedges. The resulting unrealized gains or losses from these derivatives are recorded in accumulated other comprehensive income ("AOCI") and subsequently, when realized, are reclassified to net sales or cost of sales in the Condensed Consolidated Statements of Operations when the hedged exposures affect earnings.
Commodity derivative contracts
We have entered into commodity derivative contracts for refined oil products. These contracts were entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. In the fourth quarter of 2017, we began to enter into LTAs with many of our customers and began to hedge the cash flows related to these contracts. The unrealized gains or losses related to commodity derivative contracts designated as cash flow hedges are recorded in AOCI and subsequently, when realized, are reclassified to the Condensed Consolidated Statement of Operations when the hedged item impacts earnings, which is when the finished product is sold. All of our commodity derivative contracts matured as of June 30, 2022.
Interest rate swap contracts
We utilize interest rate swaps to limit exposure to market fluctuations on our variable-rate debt. Each derivative agreement's unrealized gain or loss is recorded in AOCI and, when realized, is recorded to interest expense.
We entered into interest rate swap contracts that are "pay fixed, receive variable." Our risk management objective was to fix our cash flows associated with the risk of variability in the one-month USD LIBOR for a portion of our outstanding debt. It was expected that the swaps would fix the cash flows associated with the forecasted interest payments on our debt to an effective fixed interest rate of 4.2%, which could be lowered to 3.95% depending on credit ratings. Since their modification concurrent with the 2018 Term Loan Facility modification in the first quarter of 2021, the swaps contain an other-than-insignificant financing element. As such, they are considered hybrid instruments composed of a debt host and an embedded derivative and the associated cash (outflows)/inflows are classified as financing (use)/source of cash.
The debt host portion amounted to a liability of $5.7 million as of June 30, 2022 with $2.6 million included in "Other accrued liabilities" and $3.1 million in "Other long-term obligations" on the Condensed Consolidated Balance Sheets. As of December 31, 2021, the debt host portion amounted to a liability of $7.0 million, with $2.6 million included in "Other accrued liabilities" and $4.4 million included in "Other long-term obligations" on the Condensed Consolidated Balance Sheets. The corresponding loss is accounted for in AOCI and is being amortized over the remaining life of the swaps. The embedded derivative is treated as a cash flow hedge.
In the first quarter of 2022, in connection with the repayment of principal on our 2018 Term Loan Facility discussed in Note 4, "Debt and Liquidity," and our probability assessment of the variable-rate debt remaining outstanding through the term of the swaps, we de-designated one interest rate swap contract with a $250.0 million notional amount, maturing in the third

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

quarter of 2024. The fair value of the embedded derivative at the de-designation date was a gain of $6.6 million and was recorded in AOCI and will be amortized into interest expense over the remaining life of the swap. The change in fair value of the de-designated embedded derivative in the second quarter and first six months of 2022 resulted in gains of $2.8 million and $6.7 million, respectively, and were recorded in interest expense in the Condensed Consolidated Statements of Operations.
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
The notional amounts of our outstanding derivative instruments as of June 30, 2022 and December 31, 2021 were as follows:

	As of June 30, 2022	As of December 31, 2021
	Notional Amount	Notional Amount
	(Dollars in thousands)
Derivative instruments designated as hedges:
Foreign currency derivatives	$57,235	$—
Commodity derivative contracts	—	19,474
Interest rate swap contracts	250,000	500,000

Derivative instruments not designated as hedges:
Foreign currency derivatives	$65,920	$99,260
Interest rate swap contracts	250,000	—
The following table summarizes the fair value of our outstanding derivatives designated as hedges (on a gross basis) and balance sheet classification as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022	As of December 31, 2021
	Fair Value	Fair Value
	(Dollars in thousands)
Prepaid and other current assets
Commodity derivative contracts	$—	$8,469
Interest rate swap contracts	5,905	—
Total	$5,905	$8,469

Other assets
Interest rate swap contracts	$6,646	$6,060
Total	$6,646	$6,060

Other accrued liabilities
Foreign currency derivatives	$(4,117)	$—
Interest rate swap contracts	—	(140)
Total	$(4,117)	$(140)

Net asset	$8,434	$14,389

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As a result of the settlement of commodity derivative contracts, as of June 30, 2022 and 2021, net realized pre-tax gains of $23.0 million and $2.4 million, respectively, were reported in AOCI and will be (were) released to earnings within the following 12 months. In addition, we recorded $0.8 million of ineffectiveness income to cost of sales in the Condensed Consolidated Statements of Operations in the three and six months ended June 30, 2022 related to the settlement of commodity derivative contracts. See the table below for amounts recognized on the effective portion of our commodity derivative contracts in the Statement of Operations.
The realized (gains) losses on cash flow hedges are recognized in the Statements of Operations when the hedged item impacts earnings and are as follows for the periods ended June 30, 2022 and 2021:

		Amount of (Gain)/Loss Recognized
	Location of Realized (Gain)/Loss Recognized in the Condensed Consolidated Statement of Operations	For the Three Months Ended June 30,
		2022	2021
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Commodity derivative contracts	Cost of sales	$(2,977)	$4,498
Interest rate swap contracts	Interest expense	581	289
		Amount of (Gain)/Loss Recognized
	Location of Realized (Gain)/Loss Recognized in the Condensed Consolidated Statement of Operations	For the Six Months Ended June 30,
		2022	2021
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Commodity derivative contracts	Cost of sales	$(5,955)	$5,047
Interest rate swap contracts	Interest expense	1,002	1,285
The following table summarizes the fair value of our outstanding derivatives not designated as hedging instruments (on a gross basis) and balance sheet classification as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022	As of December 31, 2021
	Fair Value	Fair Value
	(Dollars in thousands)
Prepaid and other current assets
Interest rate swap contracts	$5,890	$—
Foreign currency derivatives	240	388

Other assets
Interest rate swap contracts	6,599	—

Other accrued liabilities
Foreign currency derivatives	(576)	(2)

Net asset	$12,153	$386

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) Accumulated Other Comprehensive Loss
The balance in our Accumulated other comprehensive loss is set forth in the following table:

	As of June 30, 2022	As of December 31, 2021
	(Dollars in thousands)
Foreign currency translation adjustments, net of tax	$(33,930)	$(22,330)
Commodity, interest rate, and foreign currency derivatives, net of tax	23,292	14,886
Total accumulated other comprehensive loss	$(10,638)	$(7,444)
(11) Earnings per Share ("EPS")
During the three and six months ended June 30, 2022, we repurchased and subsequently retired 3,626,591 shares and 6,662,421 shares, respectively, of our common stock for $30.0 million and $60.0 million, respectively, under our common stock repurchase program. We did not repurchase any shares of our common stock under this program during the six months ended June 30, 2021.
The following table presents a reconciliation of the numerator and denominator of basic and diluted EPS for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share amounts)
Numerator for basic and diluted EPS:
Net income	$114,997	$28,165	$239,180	$126,964
Denominator:
Weighted average common shares outstanding for basic calculation	258,845,588	267,560,712	260,719,446	267,440,501
Add: Effect of equity awards	—	247,232	14,827	324,877
Weighted average common shares outstanding for diluted calculation	258,845,588	267,807,944	260,734,273	267,765,378
Basic EPS	$0.44	$0.11	$0.92	$0.47
Diluted EPS	$0.44	$0.11	$0.92	$0.47
Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding, which included 219,622 and 206,934 shares of participating securities in the three and six months ended June 30, 2022, respectively, and 122,455 and 116,631 shares of participating securities in the three and six months ended June 30, 2021, respectively. Diluted EPS is calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted EPS calculation excludes consideration of 2,385,187 and 1,903,300 equivalent shares for the three and six months ended June 30, 2022, respectively, and 1,358,696 and 1,250,722 equivalent shares for the three and six months ended June 30, 2021, respectively, as their effect would have been anti-dilutive.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) Stock-Based Compensation
The Compensation Committee of our Board of Directors granted 385,688 stock options and 489,892 restricted stock units ("RSUs"), and our electing non-employee directors received 57,021 deferred share units ("DSUs") during the six months ended June 30, 2022 under our Omnibus Equity Incentive Plan. The weighted average exercise price per share and weighted average fair value per share of the stock options granted in the six months ended June 30, 2022 was $10.08 and $5.55, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:

Dividend yield	0.40%
Expected volatility	58.28%
Risk-free interest rate	1.93%
Expected term (in years)	6.5 years

We measure the fair value of grants of RSUs and DSUs based on the closing market price of a share of our common stock on the date of the grant. The weighted average fair value per share was $10.08 for RSUs and $8.25 for DSUs granted during the six months ended June 30, 2022.

In the three months ended June 30, 2022 and 2021, we recognized $0.6 million and $15.3 million, respectively, of stock-based compensation expense. The majority of the expense, $0.6 million and $13.4 million, respectively, was recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations, with the remaining expense recorded in cost of sales.
In the six months ended June 30, 2022 and 2021, we recognized $1.0 million and $16.0 million, respectively, of stock-based compensation expense. The majority of the expense, $1.0 million and $14.1 million, respectively, was recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations, with the remaining expense recorded in cost of sales.
In the three and six months ended June 30, 2021, the expense includes $14.7 million due to the Change in Control accelerated vesting provisions of certain of our awards. For the purpose of these grants, a Change in Control occurred when Brookfield and any affiliates thereof ceased to own stock of the Company that constitutes at least thirty percent (30%) or thirty-five percent (35%), as applicable, of the total fair market value or total voting power of the stock of the Company (the "Change in Control"). Out of the $14.7 million recorded with the Change in Control, $0.9 million accelerated at the 35% ownership level and the remaining $13.8 million accelerated at the 30% ownership level.
As of June 30, 2022, the unrecognized compensation cost related to the unvested portion of all stock-based awards was approximately $6.4 million and is expected to be recognized over the remaining vesting period of the respective grants.

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
Commercial Update and Outlook
GrafTech reported solid results in the second quarter of 2022 with sales volume of 42 thousand metric tons ("MT"), consisting of LTA volume of 24 thousand MT at a weighted-average realized price of $9,600 per MT and non-LTA volume of 18 thousand MT at a weighted-average realized price of $6,000 per MT.
Consistent with our expectations, the non-LTA prices for graphite electrodes delivered and recognized in revenue in the second quarter of 2022 were comparable with our first quarter 2022 average. As we proceed through the remainder of the year, we expect our weighted-average non-LTA pricing for the second half to be comparable to the pricing realized in the first half of 2022.
In addition, our costs in the second quarter of 2022 increased 21% compared to the second quarter of 2021, driven by recent global inflationary pressures, particularly for third party needle coke, energy and freight. In addition, our costs increased 7% compared to the first quarter of 2022. We expect costs to increase at a similar rate in the third quarter.
Production volume in the second quarter of 2022 increased 1% compared to the second quarter of 2021.
Globally, steel market capacity utilization rates have been as follows:

	Q2 2022	Q1 2022	Q2 2021
Global (ex-China) capacity utilization rate(1)	68%	69%	73%
U.S. steel market capacity utilization rate(2)	81%	80%	82%
(1) Source: World Steel Association, Metal Expert and GrafTech analysis, as of July 2022
(2) Source: American Iron and Steel Institute, as of July 2022

The estimated shipments of graphite electrodes under our LTAs for 2022 through 2024 have been updated as follows:

	2022	2023	2024
Estimated LTA volume(1)	90-100	23-30	12-15
Estimated LTA revenue(2)	$860-$960	$200-$255	$130-$165(3)
(1) In thousands of MT
(2) In millions
(3) Includes expected termination fees from a few customers that have failed to meet certain obligations under their LTAs

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The majority of the LTAs are defined as pre-determined fixed annual volume contracts while a small portion are defined with a specified volume range. For the years 2023 and through 2024, the contractual revenue amounts above are based upon the minimum volume for those contracts with specified ranges. The actual revenue realized from these contracted volumes may vary in timing and total due to contract non-performance, force majeure notices, arbitrations, credit risk associated with certain customers facing financial challenges and customer demand related to contracted volume ranges. As it relates to the conflict between Ukraine and Russia, we have provided force majeure notices with respect to certain impacted LTAs. Certain of our LTA counterparties have challenged the force majeure notices, but we will continue to enforce our contractual rights. In the event of a force majeure, the LTAs provide our counterparties with the right to terminate the LTA if the force majeure event continues for more than six months after the delivery of the force majeure notice, with no continuing obligations of either party. The estimates of LTA revenue as set forth above in the immediately preceding table reflects (i) our current view of the validity of such force majeure notices and (ii) our current expectations of termination fees from our customers who have failed to meet certain obligations under their LTAs.
Capital Structure and Capital Allocation
As of June 30, 2022, GrafTech had cash and cash equivalents of $55.8 million and total debt of approximately $920.5 million. We continue to make progress in reducing our long-term debt, repaying $40.0 million in the second quarter of 2022, for a total debt repayment of $110.0 million in the first half of 2022. We continue to expect our primary use of cash for the balance of 2022 to be debt repayment. We also have $99.0 million available under our stock repurchase authorization.
We repurchased 3.6 million shares of our common stock in the second quarter of 2022 for an aggregate of $30.0 million. This brings our share repurchases for the first half of 2022 to 6.7 million shares for an aggregate of $60.0 million under our common stock repurchase authorization.
We continue to expect full-year capital expenditures to be in the range of $70.0 to $80.0 million for 2022.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Key financial measures

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net sales	$363,646	$330,750	$729,891	$635,147
Net income	114,997	28,165	239,180	126,964
Earnings per share(1)	0.44	0.11	0.92	0.47
EBITDA(2)	157,972	68,017	325,500	221,742
Adjusted net income(2)	115,102	114,487	241,022	214,367
Adjusted earnings per share(1)(2)	0.44	0.43	0.92	0.80
Adjusted EBITDA(2)	158,196	159,903	327,796	314,948
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except utilization)	2022	2021	2022	2021
Sales volume (MT)(1)	42.3	42.8	85.6	79.8
Production volume (MT)(2)	43.9	43.5	90.0	79.5
Total production capacity (MT)(3)(4)	58.0	58.0	116.0	116.0
Total capacity utilization(4)(5)	76%	75%	78%	69%
Production capacity excluding St. Marys (MT)(3)(6)	51.0	51.0	102.0	102.0
Capacity utilization excluding St. Marys(5)(6)	86%	85%	88%	78%
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
Non-GAAP financial measures
In addition to providing results that are determined in accordance with GAAP, we have provided certain financial measures that are not in accordance with GAAP. EBITDA, adjusted EBITDA, adjusted net income and adjusted EPS are non-

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

GAAP financial measures. We define EBITDA, a non‑GAAP financial measure, as net income or loss plus interest expense, minus interest income, plus income taxes and depreciation and amortization. We define adjusted EBITDA as EBITDA plus any pension and other post-employment benefit ("OPEB") plan expenses, adjustments for public offerings and related expenses, non‑cash gains or losses from foreign currency remeasurement of non‑operating assets and liabilities in our foreign subsidiaries where the functional currency is the U.S. dollar, stock-based compensation expense, non-cash fixed asset write-offs, related party payable - Tax Receivable Agreement adjustments and Change in Control charges that were triggered as a result of the ownership of our largest stockholder falling below 30% of our total outstanding shares. Adjusted EBITDA is the primary metric used by our management and our Board of Directors to establish budgets and operational goals for managing our business and evaluating our performance.
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
•adjusted EBITDA does not reflect stock-based compensation expense;
•adjusted EBITDA does not reflect the non-cash write-off of fixed assets;
•adjusted EBITDA does not reflect related party payable - Tax Receivable Agreement adjustments;
•adjusted EBITDA does not reflect Change in Control charges; and
•other companies, including companies in our industry, may calculate EBITDA and adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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
In evaluating EBITDA, adjusted EBITDA, adjusted net income and adjusted EPS, you should be aware that in the future, we will incur expenses similar to the adjustments in the reconciliations presented below other than the Change in Control charges. Our presentations of EBITDA, adjusted EBITDA, adjusted net income and adjusted EPS, should not be construed as suggesting that our future results will be unaffected by these expenses or any unusual or non‑recurring items. When evaluating our performance, you should consider EBITDA, adjusted EBITDA, adjusted net income and adjusted EPS,

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

alongside other measures of financial performance and liquidity, including our net income and EPS, respectively, and other GAAP measures.
The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

Reconciliation of Net Income to Adjusted Net Income
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
Net income	$114,997	$28,165	$239,180	$126,964

Diluted income per common share:
Net income per share	$0.44	$0.11	$0.92	$0.47
Weighted average shares outstanding	258,845,588	267,807,944	260,734,273	267,765,378

Adjustments, pre-tax:
Pension and OPEB plan expenses(1)	553	430	1,104	861
Public offerings and related expenses(2)	100	241	100	663
Non-cash (gains) losses on foreign currency remeasurement(3)	(1,002)	2,255	234	1,907
Stock-based compensation expense(4)	573	550	1,038	1,318
Non-cash fixed asset write-off (5)	—	313	—	313
Related party payable - Tax Receivable Agreement adjustment(6)	—	—	(180)	47
Change in Control LTIP award(7)	—	73,384	—	73,384
Change in Control stock-based compensation acceleration(7)	—	14,713	—	14,713
Total non-GAAP adjustments pre-tax	224	91,886	2,296	93,206
Income tax impact on non-GAAP adjustments(8)	119	5,564	454	5,803
Adjusted net income	$115,102	$114,487	$241,022	$214,367
(1)Net periodic benefit cost for our pension and OPEB plans.
(2)Legal, accounting, printing and registration fees associated with public offerings and related expenses.
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
(8)The tax impact on the non-GAAP adjustments is affected by their tax deductibility and the applicable jurisdictional tax rates.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of EPS to Adjusted EPS
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

EPS	$0.44	$0.11	$0.92	$0.47
Adjustments per share:
Pension and OPEB plan expenses(1)	—	—	—	—
Public offerings and related expenses(2)	—	—	—	—
Non-cash (gains) losses on foreign currency remeasurement(3)	—	0.01	—	0.01
Stock-based compensation expense(4)	—	—	—	0.01
Non-cash fixed asset write-off (5)	—	—	—	—
Related party payable - Tax Receivable Agreement adjustment(6)	—	—	—	—
Change in control LTIP award(7)	—	0.27	—	0.27
Change in control stock-based compensation acceleration(7)	—	0.06	—	0.06
Total non-GAAP adjustments pre-tax per share	—	0.34	—	0.35
Income tax impact on non-GAAP adjustments per share(8)	—	0.02	—	0.02
Adjusted EPS	$0.44	$0.43	$0.92	$0.80
(1)Net periodic benefit cost for our pension and OPEB plans.
(2)Legal, accounting, printing and registration fees associated with public offerings and related expenses.
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
(8)The tax impact on the non-GAAP adjustments is affected by their tax deductibility and the applicable jurisdictional tax rates.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of Net Income to Adjusted EBITDA	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Net income	$114,997	$28,165	$239,180	$126,964
Add:
Depreciation and amortization	14,012	16,292	28,446	32,831
Interest expense	9,399	15,994	18,611	38,161
Interest income	(1,858)	(199)	(1,956)	(236)
Income taxes	21,422	7,765	41,219	24,022
EBITDA	157,972	68,017	325,500	221,742
Adjustments:
Pension and OPEB plan expenses(1)	553	430	1,104	861
Public offerings and related expenses(2)	100	241	100	663
Non-cash (gains) losses on foreign currency remeasurement(3)	(1,002)	2,255	234	1,907
Stock-based compensation expense(4)	573	550	1,038	1,318
Non-cash fixed asset write-off (5)	—	313	—	313
Related party payable - Tax Receivable Agreement adjustment(6)	—	—	(180)	47
Change in Control LTIP award(7)	—	73,384	—	73,384
Change in Control stock-based compensation acceleration(7)	—	14,713	—	14,713
Adjusted EBITDA	$158,196	$159,903	$327,796	$314,948
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Results of Operations
The Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
The tables presented in our period-over-period comparisons summarize our Condensed Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report ("MD&A"), insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	For the Three Months Ended June 30,		Increase/ Decrease	% Change
	2022	2021
	(Dollars in thousands)

Net sales	$363,646	$330,750	$32,896	10%
Cost of sales	201,496	201,867	(371)	—%
Gross profit	162,150	128,883	33,267	26%
Research and development	723	1,018	(295)	(29)%
Selling and administrative expenses	18,030	75,783	(57,753)	(76)%
Operating income	143,397	52,082	91,315	175%
Other (income) expense, net	(563)	357	(920)	N.M.
Interest expense	9,399	15,994	(6,595)	(41)%
Interest income	(1,858)	(199)	(1,659)	834%
Income before provision for income taxes	136,419	35,930	100,489	280%
Provision for income taxes	21,422	7,765	13,657	176%
Net income	$114,997	$28,165	$86,832	308%
N.M. = Not Meaningful.
Net sales. Net sales of $363.6 million in the second quarter of 2022 increased $32.9 million, or 10%, compared to the second quarter of 2021, reflecting improved pricing on volume derived from non-LTA sales, partially offset by a shift in the mix of our business to non-LTAs from LTAs. Prices for non-LTA business reset on January 1, 2022 and our weighted-average realized price increased 46% compared to the weighted-average realized price for the second quarter of 2021.
Cost of sales. Cost of sales decreased $0.4 million from $201.9 million in the three months ended June 30, 2021 to $201.5 million in the three months ended June 30, 2022. Cost of sales in the second quarter of 2021 was impacted by a one-time Long-term Incentive Plan ("LTIP") charge of $30.7 million resulting from a Change in Control after our largest stockholder's ownership of our common stock was reduced below 30% of our outstanding common stock. Absent this one-time charge in the second quarter of 2021, cost of sales would have increased, primarily driven by a 21% increase in our year over year costs, due to recent global inflationary pressures, particularly for carbon-based inputs, energy and freight.
Selling and administrative expenses. Selling and administrative expenses decreased $57.8 million, or 76%, from $75.8 million in the three months ended June 30, 2021 to $18.0 million in the three months ended June 30, 2022. Selling and administrative expenses in the second quarter of 2021 included charges from the aforementioned Change in Control of $42.6 million of one-time LTIP expense and $12.9 million of one-time accelerated stock-based compensation expense. Absent these charges, selling and administrative expenses would have decreased slightly compared to the second quarter of 2021.
Interest expense. Interest expense decreased $6.6 million, or 41%, from $16.0 million in the three months ended June 30, 2021 to $9.4 million in the three months ended June 30, 2022 primarily due to reductions to our variable-rate debt over the past year, as well as a $2.8 million mark-to-market gain recognized in the second quarter of 2022 due to the de-designation of one of our $250.0 million interest rate swaps.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Provision for income taxes. The following table summarizes the provision for income taxes:

	For the Three Months Ended June 30,
	2022	2021
	(Dollars in thousands)

Provision for income taxes	$21,422	$7,765
Pre-tax income	136,419	35,930
Effective tax rate	15.7%	21.6%

The effective tax rate for the three months ended June 30, 2022 was 15.7%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates, which was partially offset by the net combined impact related to the U.S. taxation of GILTI and FTCs.
The effective tax rate for the three months ended June 30, 2021 was 21.6%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at lower rates, which was partially offset by the net combined impact related to the U.S. taxation of GILTI and FTCs. A portion of the one-time Change in Control charges recorded in the second quarter of 2021 were not deductible and contributed to a relatively higher effective tax rate.
The provision for income taxes increased from $7.8 million for the three months ended June 30, 2021 to $21.4 million for the three months ended June 30, 2022. This change is primarily due to an increase in pre-tax income, partially offset by a decrease in the effective tax rate due to the mix of worldwide earnings from various countries taxed at different rates and U.S. taxation of GILTI.
The Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
The tables presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our MD&A, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	For the Six Months Ended June 30,		Increase/ Decrease	% Change
	2022	2021
	(Dollars in thousands)

Net sales	$729,891	$635,147	$94,744	15%
Cost of sales	392,710	348,263	44,447	13%
Gross profit	337,181	286,884	50,297	18%
Research and development	1,603	1,987	(384)	(19)%
Selling and administrative expenses	39,284	95,936	(56,652)	(59)%
Operating income	296,294	188,961	107,333	57%
Other (income) expense, net	(760)	50	(810)	N.M.
Interest expense	18,611	38,161	(19,550)	(51)%
Interest income	(1,956)	(236)	1,720	(729)%
Income before provision for income taxes	280,399	150,986	129,413	86%
Provision for income taxes	41,219	24,022	17,197	72%
Net income	$239,180	$126,964	$112,216	88%
N.M. = Not Meaningful.
Net sales. Net sales of $729.9 million in the first half of 2022 increased $94.7 million, or 15%, compared to the first half of 2021, driven primarily by an increase in our non-LTA prices. Prices for non-LTA business reset on January 1, 2022 and

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

our weighted-average realized price for the first six months of 2022 increased 45% compared to the weighted-average realized price for the first six months of 2021. In addition, stronger demand for our products in the first half of 2022 resulted in a 8% increase in sales volume compared to the first half of 2021.
Cost of sales. Cost of sales increased $44.4 million, or 13%, from $348.3 million in the six months ended June 30, 2021 to $392.7 million in the six months ended June 30, 2022. This increase was primarily due to an 18% increase in our costs, driven by recent global inflationary pressures, particularly for carbon-based inputs, energy and freight, as well as the 8% increase in sales volume of manufactured electrodes. Cost sales for the first half of 2021 included $30.7 million of one-time LTIP charges resulting from the Change in Control.
Selling and administrative expenses. Selling and administrative expenses decreased from $95.9 million in the six months ended June 30, 2021 to $39.3 million in the six months ended June 30, 2022 primarily due to the aforementioned one-time Change in Control charges recorded in the first half of 2021 of $42.6 million of LTIP expense and $12.9 million of accelerated stock-based compensation expense. Absent these charges, selling and administrative expenses would have decreased slightly compared to the first half of 2021.
Interest expense. Interest expense decreased $19.6 million from $38.2 million in the six months ended June 30, 2021 to $18.6 million in the same period of 2022, primarily due to lower interest rates and lower average borrowings. In addition, interest expense in the first six months of 2022 included a $6.7 million mark-to-market gain due to the de-designation of one of our $250.0 million interest rate swaps.
Provision for income taxes. The following table summarizes the provision for income taxes:

	For the Six Months Ended June 30,
	2022	2021
	(Dollars in thousands)
Provision for income taxes	$41,219	$24,022
Income before provision for income taxes	280,399	150,986
Effective tax rate	14.7%	15.9%
The effective tax rate for the six months ended June 30, 2022 was 14.7%. This rate differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates, partially offset by the net combined impact related to the U.S. taxation of GILTI and FTCs.
For the six months ended June 30, 2021, the effective tax rate of 15.9% differs from the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates, partially offset by the net combined impact related to the U.S. taxation of GILTI and FTCs.
The provision for income taxes increased from $24.0 million for the six months ended June 30, 2021 to $41.2 million for the six months ended June 30, 2022. This change is primarily related to an increase in pre-tax income, partially offset by a decrease in effective tax rate due to the mix of worldwide earnings from various countries taxed at different rates and the U.S. taxation of GILTI.

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
The impact of these changes in the average exchange rates of other currencies against the U.S. dollar on our net sales were decreases of $3.7 million and $5.5 million for the second quarter and first six months of 2022, respectively, compared to the same periods of 2021. The impact of these changes on our cost of sales was a decrease of $6.7 million and $12.0 million for the second quarter and first six months of 2022, respectively, compared to the same periods of 2021.
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
We believe that we have adequate liquidity to meet our needs for at least the next twelve months and for the foreseeable future thereafter. As of June 30, 2022, we had liquidity of $381.6 million, consisting of $325.8 million of availability under our 2018 Revolving Credit Facility (subject to continued compliance with the financial covenants and representations) and cash and cash equivalents of $55.8 million. We had long-term debt of $920.4 million and short-term debt of $0.1 million as of June 30, 2022. As of December 31, 2021, we had liquidity of $304.2 million consisting of $246.7 million available under our 2018 Revolving Credit Facility (subject to continued compliance with the financial covenants and representations) and cash and cash equivalents of $57.5 million. We had long-term debt of $1.0 billion and short-term debt of $0.1 million as of December 31, 2021.
As of June 30, 2022 and December 31, 2021, $52.1 million and $49.1 million, respectively, of our cash and cash equivalents were located outside of the U.S. We repatriate funds from our foreign subsidiaries through dividends. All of our subsidiaries face the customary statutory limitation that distributed dividends cannot exceed the amount of retained and current earnings. In addition, for our subsidiary in South Africa, the South Africa Central Bank imposes that certain solvency and liquidity ratios remain above defined levels after the dividend distribution, which historically has not materially affected our ability to repatriate cash from this jurisdiction. The cash and cash equivalents balances in South Africa were $1.6 million and $0.5 million as of June 30, 2022 and December 31, 2021, respectively. Upon repatriation to the U.S., the foreign source portion of dividends we receive from our foreign subsidiaries are not subject to U.S. federal income tax because the amounts were either previously taxed or are exempted from tax by Section 245A of the Internal Revenue Service Code (the "Code").
Cash flow and plans to manage liquidity. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of tax and interest payments and other factors. Cash from operations is expected to remain at positive sustained levels.
Debt Structure
We had total availability under the 2018 Revolving Credit Facility of $325.8 million as of June 30, 2022 and $246.7 million as of December 31, 2021. The June 30, 2022 balance consisted of the $330.0 million limit reduced by $4.2 million of outstanding letters of credit and the December 31, 2021 balance consisted of the $250.0 million limit reduced by $3.3 million of outstanding letters of credit.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

2018 Term Loan and 2018 Revolving Credit Facility
In February 2018, the Company entered into the 2018 Credit Agreement, which provides for (i) the $2.3 billion 2018 Term Loan Facility after giving effect to the June 2018 amendment (the “First Amendment”) that increased the aggregate principal amount of the 2018 Term Loan Facility from $1.5 billion to $2.3 billion and (ii) the $330 million 2018 Revolving Credit Facility after giving effect to the May 2022 amendment that increased the revolving commitments under the 2018 Credit Agreement by $80.0 million from $250.0 million. GrafTech Finance is the sole borrower under the 2018 Term Loan Facility while GrafTech Finance, GrafTech Switzerland SA (“Swissco”) and GrafTech Luxembourg II S.à r.l. (“Luxembourg Holdco” and, together with GrafTech Finance and Swissco, the “Co-Borrowers”) are co-borrowers under the 2018 Revolving Credit Facility. The 2018 Term Loan Facility and the 2018 Revolving Credit Facility mature on February 12, 2025 and May 31, 2027, respectively.
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
The 2018 Revolving Credit Facility bears interest, at our option, at a rate equal to either (i) the Adjusted Term SOFR Rate and Adjusted EURIBOR Rate (each, as defined in the 2018 Credit Agreement), plus an applicable margin initially equal to 3.00% per annum or (ii) the ABR Rate, plus an applicable margin initially equal to 2.00% per annum, in each case with two 25 basis point step downs based on achievement of certain senior secured first lien net leverage ratios. In addition, we are required to pay a quarterly commitment fee on the unused commitments under the 2018 Revolving Credit Facility in an amount equal to 0.25% per annum.
The Senior Secured Credit Facilities are guaranteed by each of our domestic subsidiaries, subject to certain customary exceptions, and by GrafTech Luxembourg I S.à r.l., a Luxembourg société à responsabilité limitée and an indirect wholly owned subsidiary of GrafTech, Luxembourg HoldCo, and Swissco (collectively, the “Guarantors”) with respect to all obligations under the 2018 Credit Agreement of each of our foreign subsidiaries that is a Controlled Foreign Corporation (within the meaning of Section 956 of the Code).
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
The 2018 Term Loan Facility amortizes at a rate of $112.5 million a year payable in equal quarterly installments, with the remainder due at maturity. The Co-Borrowers are permitted to make voluntary prepayments at any time without premium or penalty. GrafTech Finance is required to make prepayments under the 2018 Term Loan Facility (without payment of a premium) with (i) net cash proceeds from non-ordinary course asset sales (subject to customary reinvestment rights and other customary exceptions and exclusions), and (ii) commencing with the Company’s fiscal year ended December 31, 2019, 75% of Excess Cash Flow (as defined in the 2018 Credit Agreement), subject to step-downs to 50% and 0% of Excess Cash Flow based on achievement of a senior secured first lien net leverage ratio greater than 1.25 to 1.00 but less than or equal to 1.75 to 1.00 and less than or equal to 1.25 to 1.00, respectively. Scheduled quarterly amortization payments of the 2018 Term Loan Facility during any calendar year reduce, on a dollar-for-dollar basis, the amount of the required Excess Cash Flow prepayment for such calendar year, and the aggregate amount of Excess Cash Flow prepayments for any calendar year reduce subsequent quarterly amortization payments of the 2018 Term Loan Facility as directed by GrafTech Finance. As of June 30, 2022, we have satisfied all required amortization installments through the maturity date.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The 2018 Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to GrafTech and restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The 2018 Credit Agreement contains a financial covenant that requires GrafTech to maintain a senior secured first lien net leverage ratio not greater than 4.00 to 1.00 when the aggregate principal amount of borrowings under the 2018 Revolving Credit Facility and outstanding letters of credit issued under the 2018 Revolving Credit Facility (except for undrawn letters of credit in an aggregate amount equal to or less than $35.0 million), taken together, exceed 35% of the total amount of commitments under the 2018 Revolving Credit Facility. The 2018 Credit Agreement also contains customary events of default. We were in compliance with all of our debt covenants as of June 30, 2022 and December 31, 2021.

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
Uses of Liquidity
In July 2019, our Board of Directors authorized a program to repurchase up to $100.0 million of our outstanding common stock. In November 2021, our Board of Directors authorized the repurchase of an additional $150.0 million of stock

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

repurchases under this program. We may purchase shares from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18 plans. The amount and timing of repurchases are subject to a variety of factors including liquidity, stock price, applicable legal requirements, other business objectives and market conditions. During the second quarter of 2022, we repurchased 3.6 million shares of our common stock for an aggregate of $30.0 million. In the first six months of 2022, we repurchased 6.7 million shares of our common stock for an aggregate of $60.0 million. As of June 30, 2022, we had $99.0 million remaining under our stock repurchase authorization.
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
During 2021, we reduced our long-term debt principal by $400.0 million. During the second quarter and first six months of 2022, we repaid an additional $40.0 million and $110.0 million, respectively, of principal of our 2018 Term Loan Facility. For the remainder of 2022, we continue to expect our primary use of cash to be debt repayment. We also have $99.0 million available under our stock repurchase authorization.
Potential uses of our liquidity include dividends, share repurchases, capital expenditures, scheduled debt repayments, optional debt repayments, and other general purposes. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn, including any recession or potential resurgence of the COVID-19 pandemic, could significantly and negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.
In order to seek to minimize our credit risks, we may reduce our sales of, or refuse to sell (except for prepayment, cash on delivery or under letters of credit or parent guarantees), our products to some customers and potential customers. Our unrecovered trade receivables worldwide have not been material during the last two years individually or in the aggregate.
We manage our capital expenditures by taking into account quality, plant reliability, safety, environmental and regulatory requirements, prudent or essential maintenance requirements, global economic conditions, available capital resources, liquidity, long-term business strategy and return on invested capital for the relevant expenditures, cost of capital and return on invested capital of the Company as a whole and other factors.     Capital expenditures totaled $29.3 million in the six months ended June 30, 2022. We continue to expect full-year capital expenditures to be in the range of $70.0 to $80.0 million for 2022.
In the event that operating cash flows fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our 2018 Revolving Credit Facility, to the extent available.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

    Cash Flows
The following table summarizes our cash flow activities:

	For the Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash flow provided by (used in):
Operating activities	$206,439	$208,755
Investing activities	(29,209)	(25,833)
Financing activities	(178,866)	(214,612)
Net change in cash and cash equivalents	$(1,636)	$(31,690)
Operating Activities
Cash provided by operating activities totaled $206.4 million in the first six months of 2022 compared to $208.8 million in the prior-year period. The decrease in operating cash flow was primarily due to an increase in cash used for working capital. Cash flow used for inventories was $104.7 million in the first six months of 2022 compared to providing $7.8 million in the first six months of 2021, driven by increases in both costs and quantities in the first six months of 2022. Cash flow used for accounts receivable decreased $10.4 million versus the prior-year period due to increased sales in the first six months of 2022. Partially offsetting these decreases was the non-recurrence of cash outflows of $62.0 million for the Change in Control payments made in the first half of 2021, reductions of $25.6 million for the combined impact of cash paid for our Tax Receivable Agreement and interest and a $12.9 million increase in adjusted EBITDA.
Investing Activities
Net cash used in investing activities was $29.2 million in the six months ended June 30, 2022 compared to $25.8 million in the six months ended June 30, 2021. The increase is primarily due to increased capital expenditures.
 Financing Activities
Net cash used in financing activities was $178.9 million for the first six months of 2022 compared to $214.6 million for the first six months of 2021. The decrease was primarily due to $90.0 million of less debt repayments in the first six months of 2022 compared to the first six months of 2021, partially offset by $60.0 million of stock repurchases made in the first six months of 2022.
Related Party Transactions
We have engaged in transactions with affiliates or related parties during the first half of 2022 and we expect to continue to do so in the future. These transactions include ongoing obligations under the Tax Receivable Agreement, Stockholders Rights Agreement and Registration Rights Agreement, each with Brookfield.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Our exposure to changes in interest rates results primarily from floating rate long-term debt tied to the LIBO Rate, SOFR Rate or EURIBOR Rate.
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
Interest rate risk management. We periodically enter into agreements with financial institutions that are intended to limit our exposure to additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure. As of June 30, 2022 and December 31, 2021, we recorded unrealized pre-tax gains of $12.6 million and $5.9 million, respectively, on our interest rate swaps designated as hedges. The debt host portion amounted to an unrealized pre-tax loss of $5.7 million and $7.0 million as of June 30, 2022 and December 31, 2021, respectively, which is amortized over the remaining life of the swaps.
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
The outstanding foreign currency derivatives represented a $4.5 million unrealized pre-tax net loss as of June 30, 2022 and a net unrealized pre-tax loss of $0.4 million as of December 31, 2021.
Energy commodity management. We have entered into commodity derivative contracts to effectively fix some or all of our exposure to refined oil products. The outstanding commodity derivative contracts represented net unrealized gains of $8.5 million as of December 31, 2021. As of June 30, 2022, there were no commodity derivative contracts outstanding.
Sensitivity analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the underlying exposures as well as on the fair values of our derivatives. The sensitivity analysis for the derivatives represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction.
A hypothetical decrease in interest rates of 100 basis points (1%) would have decreased our interest expense by less than $0.1 million, net of the impact of our interest rate swap, for the six months ended June 30, 2022. The same 100 basis point increase would have resulted in an increase of $4.7 million in the fair value of our interest rate swap portfolio.
As of June 30, 2022, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease of $9.0 million or a corresponding increase of $9.0 million, respectively, in the fair value of the foreign currency hedge portfolio.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by it in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
We are involved in various arbitrations, sometimes as claimants and other times as respondents/counterclaimants, pending before the International Chamber of Commerce with several customers who, among other things, have failed to perform under their LTAs and in certain instances are seeking to modify or frustrate their contractual commitments to us. In particular, Aperam South America LTDA, Aperam Sourcing S.C.A., ArcelorMittal Sourcing S.C.A., and ArcelorMittal Brasil S.A. (collectively, the “Claimants”) initiated a single arbitration proceeding against two of the Company’s subsidiaries in the International Chamber of Commerce in June 2020. In June 2021, the Claimants filed their statement of claim, seeking approximately $61 million plus interest in monetary relief and/or reimbursement in respect of several fixed price LTAs that were executed between such subsidiaries and the Claimants in 2017 and 2018. On July 29, 2022, the Claimants filed a reply brief in which they revised their calculation of damages to $161.5 million including interest, covering the period from the first quarter of 2020 through the first quarter of 2022. The Claimants argue, among other things, that they should no longer be required to comply with the terms of the LTAs that they signed due to an alleged drop in market prices for graphite electrodes in January 2020. Alternatively, the Claimants argue that they should not be required to comply with the LTAs that they signed due to alleged market circumstances at the time of execution. We believe we have valid defenses to these claims. We intend to vigorously defend them and enforce our rights under the LTAs.

Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees' appeal in favor of GrafTech Brazil. The employees filed a further appeal and we intend to vigorously defend our position. As of June 30, 2022, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in Part I - Item 1A of our Annual Report on Form 10-K filed February 22, 2022. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

Table of PART II. OTHER INFORMATION (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth the information on a monthly basis regarding GrafTech's purchases of its common stock, par value $0.01 per share, during the second quarter of 2022.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1 through April 30, 2022	—	$—	—	$129,030,315
May 1 through May 31, 2022	3,019,813	8.28	3,019,813	104,037,331
June 1 through June 30, 2022	606,778	8.25	606,778	99,030,322
Total	3,626,591	$8.27	3,626,591	$99,030,322

(1) On July 31, 2019, the Company announced that its Board of Directors approved the repurchase of up to $100.0 million of its common stock in open market purchases, including under Rule 10b5-1 and/or Rule 10b-18 plans. On November 4, 2021, the Company announced that its Board of Directors approved the repurchase of an additional $150.0 million of its common stock under this program. Approximately $99.0 million of the total $250.0 million authorized remained available for stock repurchases at June 30, 2022. The stock repurchase program does not have an expiration date.

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

10.1
Third Amendment, dated as of May 31, 2022, by and among GrafTech International Ltd., GrafTech Finance Inc., GrafTech Luxembourg II S.à r.l., GrafTech Switzwerland SA, JPMorgan Chase Bank, N.A., as administrative agent, the New Revolving Lenders (as defined therein), the Consenting Revolving Lenders (as defined therein), each of the entities listed as an “Incremental Revolving Lender” on the signature pages thereto and for purposes of Sections 5, 7 and 8 thereof only, each of the entities listed as a “Guarantor” on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to GrafTech International Ltd.'s Current Report on Form 8-K filed June 6, 2022).

10.2
Employment Agreement, dated June 27, 2022 by and between GrafTech International Holdings, Inc. and Marcel Kessler (incorporated herein by reference to Exhibit 10.1 to GrafTech International Ltd.'s Current Report on Form 8-K filed June 28, 2022).

10.3
Consulting Agreement, dated June 27, 2022 by and between GrafTech International Holdings, Inc. and Rintoul Consulting Services, LLC (incorporated herein by reference to Exhibit 10.2 to GrafTech International Ltd.'s Current Report on Form 8-K filed June 28, 2022).

10.4*	Form of Restricted Stock Unit Agreement under the GrafTech International Ltd. Omnibus Equity Incentive Plan (2022 Non-US Version).

10.5*	Form of Stock Option Grant Agreement under the GrafTech International Ltd. Omnibus Equity Incentive Plan (2022 Non-US Version).

31.1*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Marcel Kessler, Chief Executive Officer and President (Principal Executive Officer).

31.2*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Timothy K. Flanagan, Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial Officer).

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Marcel Kessler, Chief Executive Officer and President (Principal Executive Officer).

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy K. Flanagan, Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial Officer).

101	The following financial information from GrafTech International Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity (Deficit), and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).

____________________________
*    Filed herewith
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	August 5, 2022	By:	/s/ Timothy K. Flanagan
Timothy K. Flanagan
Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial and Accounting Officer)