Form 10-Q
period 2022-09-30
GRAFTECH INTERNATIONAL LTD
filed 2022-11-04
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2022, 256,597,342 shares of common stock outstanding.

Presentation of Financial, Market and Industry Data
We present our financial information on a consolidated basis. Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.
Certain market and industry data included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (the "Report") has been obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications, government publications and third-party forecasts in conjunction with our assumptions about our markets. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources consented to the disclosure or use of data in this Report. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Cautionary Note Regarding Forward-Looking Statements” in this Report and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 ("Annual Report on Form 10-K") filed on February 22, 2022.
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
•the possibility that our results of operations could deteriorate if our manufacturing operations were substantially disrupted for an extended period, including as a result of equipment failure, climate change, regulatory issues, natural disasters, public health crises, such as the COVID-19 pandemic, political crises or other catastrophic events, including the suspension of our operations located in Monterrey, Mexico and our ability to resume operations in Monterrey;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$109,394	$57,514
Accounts and notes receivable, net of allowance for doubtful accounts of $7,288 as of September 30, 2022 and $6,835 as of December 31, 2021	179,139	207,547
Inventories	438,866	289,432
Prepaid expenses and other current assets	74,344	73,364
Total current assets	801,743	627,857
Property, plant and equipment	815,318	815,298
Less: accumulated depreciation	331,535	313,825
Net property, plant and equipment	483,783	501,473
Deferred income taxes	18,607	26,187
Goodwill	171,117	171,117
Other assets	91,717	85,684
Total assets	$1,566,967	$1,412,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,410	$117,112
Long-term debt, current maturities	113	127
Accrued income and other taxes	38,585	57,097
Other accrued liabilities	87,385	56,405
Related party payable - Tax Receivable Agreement	4,481	3,828
Total current liabilities	249,974	234,569
Long-term debt	921,090	1,029,561
Other long-term obligations	69,111	68,657
Deferred income taxes	44,818	40,674
Related party payable - Tax Receivable Agreement long-term	10,973	15,455
Commitments and contingencies - Note 7
Stockholders’ equity:
Preferred stock, par value $0.01, 300,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01, 3,000,000,000 shares authorized, 256,597,342 and 263,255,708 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2,566	2,633
Additional paid-in capital	744,519	761,412
Accumulated other comprehensive loss	(26,375)	(7,444)
Accumulated deficit	(449,709)	(733,199)
Total stockholders’ equity	271,001	23,402

Total liabilities and stockholders’ equity	$1,566,967	$1,412,318

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$303,840	$347,348	$1,033,731	$982,495
Cost of sales	170,171	170,286	562,881	518,549
Gross profit	133,669	177,062	470,850	463,946
Research and development	1,014	983	2,617	2,970
Selling and administrative expenses	18,578	19,006	57,862	114,942
Operating income	114,077	157,073	410,371	346,034

Other income, net	(598)	(364)	(1,358)	(314)
Interest expense	6,424	16,048	25,035	54,209
Interest income	(241)	(417)	(2,197)	(653)
Income before provision for income taxes	108,492	141,806	388,891	292,792
Provision for income taxes	15,041	21,920	56,260	45,942
Net income	$93,451	$119,886	$332,631	$246,850

Basic income per common share:
Net income per share	$0.36	$0.45	$1.28	$0.92
Weighted average common shares outstanding	256,848,575	267,106,109	259,415,295	267,327,888
Diluted income per common share:
Net income per share	$0.36	$0.45	$1.28	$0.92
Weighted average common shares outstanding	256,853,454	267,178,963	259,424,885	267,441,394

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$93,451	$119,886	$332,631	$246,850
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of $0, $0, $2 and $0, respectively	(13,311)	(9,112)	(24,911)	(13,689)
Commodities, interest rate and foreign currency derivatives, net of tax of $369, $(1,024), $(2,659) and $(7,435), respectively	(2,426)	3,729	5,980	27,556
Other comprehensive (loss) income, net of tax:	(15,737)	(5,383)	(18,931)	13,867
Comprehensive income	$77,714	$114,503	$313,700	$260,717

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flow from operating activities:
Net income	$332,631	$246,850
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	41,708	48,415
Deferred income tax provision	11,216	(6,180)
Non-cash stock-based compensation expense	1,666	16,293
Non-cash interest expense	(3,103)	9,750
Other adjustments	230	6,784
Net change in working capital*	(101,622)	47,174
Change in related party Tax Receivable Agreement	(3,828)	(21,752)
Change in long-term assets and liabilities	(4,293)	(4,323)
Net cash provided by operating activities	274,605	343,011
Cash flow from investing activities:
Capital expenditures	(45,281)	(40,426)
Proceeds from the sale of fixed assets	161	356
Net cash used in investing activities	(45,120)	(40,070)
Cash flow from financing activities:
Debt issuance and modification costs	(2,232)	(3,109)
Principal payments on long-term debt	(110,000)	(300,000)
Repurchase of common stock - non-related party	(60,000)	(42,378)
Payments for taxes related to net share settlement of equity awards	(230)	(4,074)
Proceeds from exercise of stock options	225	—
Dividends paid to non-related party	(5,843)	(5,446)
Dividends paid to related party	(1,919)	(2,567)
Interest rate swap settlements	3,762	(3,264)
Net cash used in financing activities	(176,237)	(360,838)
Net change in cash and cash equivalents	53,248	(57,897)
Effect of exchange rate changes on cash and cash equivalents	(1,368)	(889)
Cash and cash equivalents at beginning of period	57,514	145,442
Cash and cash equivalents at end of period	$109,394	$86,656

* Net change in working capital due to changes in the following components:
Accounts and notes receivable, net	$22,229	$(3,455)
Inventories	(146,501)	(7,246)
Prepaid expenses and other current assets	1,690	(17,664)
Income taxes payable	(20,226)	(2,371)
Accounts payable and accruals	35,373	71,748
Interest payable	5,813	6,162
Net change in working capital	$(101,622)	$47,174

Net cash paid during the periods for:
Interest	$22,998	$38,296
Income taxes	$63,446	$51,394

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Dollars in thousands, except per share data) (Unaudited)
	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2021	263,255,708	$2,633	$761,412	$(7,444)	$(733,199)	$23,402
Net income	—	—	—	—	124,183	124,183
Other comprehensive income (loss):
Commodity, interest rate and foreign currency derivatives income, net of tax of $(4,181)	—	—	—	14,800	—	14,800
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $519	—	—	—	(1,837)	—	(1,837)
Foreign currency translation adjustments, net of tax of $1	—	—	—	7,022	—	7,022
Total other comprehensive income	—	—	—	19,985	—	19,985
Repurchase of common stock - non-related party	(3,035,830)	(31)	(8,530)	—	(21,439)	(30,000)
Stock-based compensation	—	—	465	—	—	465
Options exercised	25,000	—	225	—	—	225
Payments for taxes related to net share settlement of equity awards	(22,293)	—	(63)	—	(167)	(230)
Dividends paid to related party ($0.01 per share)	—	—	—	—	(640)	(640)
Dividends paid to non-related party ($0.01 per share)	—	—	—	—	(1,985)	(1,985)
Balance as of March 31, 2022	260,222,585	$2,602	$753,509	$12,541	$(633,247)	$135,405
Net income	—	—	—	—	114,997	114,997
Other comprehensive loss:
Commodity, interest rate and foreign currency derivatives loss, net of tax of $347	—	—	—	(2,498)	—	(2,498)
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $287	—	—	—	(2,059)	—	(2,059)
Foreign currency translation adjustments, net of tax of $1	—	—	—	(18,622)	—	(18,622)
Total other comprehensive loss	—	—	—	(23,179)	—	(23,179)
Repurchase of common stock - non-related party	(3,626,591)	(36)	(10,191)	—	(19,773)	(30,000)
Stock-based compensation	1,348	—	573	—	—	573
Dividends paid to related party stockholder ($0.01 per share)	—	—	—	—	(639)	(639)
Dividends paid to non-related party stockholders ($0.01 per share)	—	—	—	—	(1,932)	(1,932)
Balance as of June 30, 2022	256,597,342	$2,566	$743,891	$(10,638)	$(540,594)	$195,225
Comprehensive income (loss):
Net income	—	—	—	—	93,451	93,451
Other comprehensive income (loss):
Commodity, interest rate and foreign currency derivatives income, net of tax of $(794)	—	—	—	1,658	—	1,658
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $1,163	—	—	—	(4,084)	—	(4,084)
Foreign currency translation adjustments, net of tax of $0	—	—	—	(13,311)	—	(13,311)
Total other comprehensive loss	—	—	—	(15,737)	—	(15,737)
Stock-based compensation	—	—	628	—	—	628
Dividends paid to related party stockholder ($0.01 per share)	—	—	—	—	(640)	(640)
Dividends paid to non-related party stockholders ($0.01 per share)	—	—	—	—	(1,926)	(1,926)
Balance as of September 30, 2022	256,597,342	$2,566	$744,519	$(26,375)	$(449,709)	$271,001

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Dollars in thousands, except per share data) (Unaudited)
	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2020	267,188,547	$2,672	$758,354	$(19,641)	$(1,070,770)	$(329,385)
Net income	—	—	—	—	98,799	98,799
Other comprehensive income (loss):
Commodity, interest rate and foreign currency derivatives income, net of tax of $(3,144)	—	—	—	11,660	—	11,660
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $(187)	—	—	—	695	—	695
Foreign currency translation adjustments, net of tax $0	—	—	—	(13,431)	—	(13,431)
Total other comprehensive loss	—	—	—	(1,076)	—	(1,076)
Stock-based compensation	92,135	1	766	—	—	767
Payments for taxes related to net share settlement of equity awards	(23,090)	—	(65)	—	(210)	(275)
Dividends paid to related party ($0.01 per share)	—	—	—	—	(1,277)	(1,277)
Dividends paid to non-related party ($0.01 per share)	—	—	—	—	(1,394)	(1,394)
Balance as of March 31, 2021	267,257,592	$2,673	$759,055	$(20,717)	$(974,852)	$(233,841)
Net income	—	—	—	—	28,165	28,165
Other comprehensive income:
Commodity, interest rate and foreign currency derivatives income, net of tax of $(1,921)	—	—	—	7,158	—	7,158
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $(1,158)	—	—	—	4,314	—	4,314
Foreign currency translation adjustments, net of tax of $0	—	—	—	8,854	—	8,854
Total other comprehensive income	—	—	—	20,326	—	20,326
Stock-based compensation	917,410	9	15,254	—	—	15,263
Payments for taxes related to net share settlement of equity awards	(294,250)	(3)	(757)	—	(3,039)	(3,799)
Dividends paid to related party stockholder ($0.01 per share)	—	—	—	—	(650)	(650)
Dividends paid to non-related party stockholders ($0.01 per share)	—	—	—	—	(2,024)	(2,024)
Balance as of June 30, 2021	267,880,752	$2,679	$773,552	$(391)	$(952,400)	$(176,560)
Net income	—	—	—	—	119,886	119,886
Other comprehensive income (loss):
Commodity, interest rate and foreign currency derivatives income, net of tax of $(581)	—	—	—	2,111	—	2,111
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $(443)	—	—	—	1,618	—	1,618
Foreign currency translation adjustments of $0	—	—	—	(9,112)	—	(9,112)
Total other comprehensive loss	—	—	—	(5,383)	—	(5,383)
Repurchase of common stock - non-related party*	(4,293,924)	(43)	(12,067)	—	(34,129)	(46,239)
Stock-based compensation	—	—	263	—	—	263
Dividends paid to related party stockholder ($0.01 per share)	—	—	—	—	(640)	(640)
Dividends paid to non-related party stockholders ($0.01 per share)	—	—	—	—	(2,028)	(2,028)
Balance as of September 30, 2021	263,586,828	$2,636	$761,748	$(5,774)	$(869,311)	$(110,701)
*In the third quarter of 2021, stock repurchases of 363,616 shares totaling $3.9 million were pending settlement as of September 30, 2021. This is included in "Accounts payable" on the Condensed Consolidated Balance Sheet. See Note 11 "Earnings per Share" for details.

See accompanying Notes to the Condensed Consolidated Financial Statements

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)Organization and Summary of Significant Accounting Policies
A. Organization
GrafTech International Ltd. (the “Company” or "GrafTech") is a leading manufacturer of high-quality graphite electrode products essential to the production of electric arc furnace ("EAF") steel and other ferrous and non-ferrous metals. References herein to “GTI,” “we,” “our,” or “us” refer collectively to the Company and its subsidiaries. On August 15, 2015, GTI became an indirect wholly owned subsidiary of Brookfield. In April 2018, the Company completed its initial public offering ("IPO") of 38,097,525 shares of its common stock held by Brookfield at a price of $15.00 per share. The Company did not receive any proceeds related to the IPO. The Company's common stock is listed on the New York Stock Exchange under the symbol “EAF.” Brookfield has since distributed a portion of its GrafTech common stock to the owners in the Brookfield consortium and sold shares of GrafTech common stock in public and private transactions, resulting in a reduction of Brookfield's ownership of outstanding shares of GrafTech common stock to 24.3% as of December 31, 2021 and 24.9% as of September 30, 2022. The increase in Brookfield's share ownership from December 31, 2021 to September 30, 2022 reflects a reduction of the Company's total outstanding shares due to the repurchase and retirement of 6.7 million shares of its common stock in the first nine months of 2022.
The Company’s only reportable segment, Industrial Materials, is comprised of its two major product categories: graphite electrodes and petroleum needle coke products. Petroleum needle coke is a key raw material used in the production of graphite electrodes. The Company's vision is to provide highly engineered graphite electrode products, services and solutions to electric arc furnace operators.
B. Basis of Presentation
The interim condensed consolidated financial statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The December 31, 2021 Consolidated Balance Sheet data included herein was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 22, 2022, but does not include all disclosures required by GAAP in audited financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the accompanying notes, contained in the Company's Annual Report on Form 10-K.
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
C. New Accounting Standards

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Adopted Accounting Standards
In January 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-01, Reference Rate Reform (Topic 848): Scope, which amended Topic 848 reference rate reform to clarify the scope and availability of expedients for certain derivative instruments affected by reference rate reform. The Company has elected various optional expedients in Topic 848 related to hedging relationships and expect to make future elections related to contract modifications and other hedging relationships. The future election and application of these expedients are not expected to have a material impact on the Company's financial position, results of operations and cash flows.
Accounting Guidance Issued But Not Adopted
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires disclosures intended to enhance the transparency of supplier finance programs. The amendments in this ASU require buyers in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The amendments should be applied retrospectively to each period in which a balance sheet is presented, except for disclosure of rollforward information, which should be applied prospectively. The Company is currently evaluating the impact of adopting this guidance on its disclosures.

(2)Revenue from Contracts with Customers
Disaggregation of Revenue
The following table provides information about disaggregated revenue by type of product and contract:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Graphite Electrodes - LTAs	$212,087	$267,349	$683,858	$766,503
Graphite Electrodes - Non-LTAs	79,710	69,295	296,954	181,754
By-products and other	12,043	10,704	52,919	34,238
Total Revenues	$303,840	$347,348	$1,033,731	$982,495
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
Contract assets which are included in "Prepaid expenses and other current assets," on the Condensed Consolidated Balance Sheets were $1.2 million as of December 31, 2021. We did not have any contract asset balances as of September 30, 2022.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about deferred revenue from contracts with customers. Current deferred revenue is included in "Other accrued liabilities" and long-term deferred revenue is included in "Other long-term obligations" on the Condensed Consolidated Balance Sheets:

	Current Deferred Revenue	Long-Term Deferred Revenue
	(Dollars in thousands)
Balance as of December 31, 2021	$9,840	$4,303
Revenue recognized (included in the December 31, 2021 balance)	(2,452)	(114)
Increases due to net cash received, not yet recognized	22,230	7,177
Reclassifications between long-term and current	143	(143)
Foreign currency impact	23	—
Balance as of September 30, 2022	$29,784	$11,223
Transaction Price Allocated to the Remaining Performance Obligations
The following table presents estimated revenues expected to be recognized in the corresponding period below related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of reporting period. The estimated revenues do not include contracts with original duration of one year or less. The revenue associated with our LTAs is expected to be approximately as follows:

	2022	2023	2024
	(Dollars in millions)
Estimated LTA revenue	$830-$870(1)	$225- $285(1)	$130-$165(2)
(1) The estimates set forth in this table reflect our current expectations regarding the shift of LTA revenue out of 2022 into 2023, primarily due to the suspension of our operations in Monterrey, Mexico.
(2) Includes expected termination fees from a few customers that have failed to meet certain obligations under their LTAs.
We recorded $212.1 million and $683.9 million of LTA revenue in the three and nine months ended September 30, 2022, respectively, and we expect to record approximately $146.0 million to $186.0 million of LTA revenue for the remainder of 2022.
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)Goodwill and Other Intangible Assets
The goodwill balance was $171.1 million as of September 30, 2022 and December 31, 2021.
The following table summarizes intangible assets with determinable useful lives by major category, which are included in "Other assets" on our Condensed Consolidated Balance Sheets:

Intangible Assets
	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Trade names	$22,500	$(15,396)	$7,104	$22,500	$(13,935)	$8,565
Technology and know-how	55,300	(41,479)	13,821	55,300	(38,486)	16,814
Customer-related intangibles	64,500	(31,437)	33,063	64,500	(28,195)	36,305
Total finite-lived intangible assets	$142,300	$(88,312)	$53,988	$142,300	$(80,616)	$61,684
Amortization expense for intangible assets was $2.5 million and $2.7 million in the three months ended September 30, 2022 and 2021, respectively, and $7.7 million and $8.2 million in the nine months ended September 30, 2022 and 2021, respectively. Estimated amortization expense will be approximately $2.4 million for the remainder of 2022, $9.2 million in 2023, $8.0 million in 2024, $7.3 million in 2025 and $6.7 million in 2026. Amortization expense is included in "Cost of sales" on the Condensed Consolidated Statement of Operations.
(4)Debt and Liquidity
The following table presents our long-term debt:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
2018 Term Loan Facility	$433,708	$543,708
2020 Senior Secured Notes	500,000	500,000
Other debt	369	429
Unamortized debt discount and issuance costs	(12,874)	(14,449)
Total debt	921,203	1,029,688
Less: Long-term debt, current portion	(113)	(127)
Long-term debt	$921,090	$1,029,561

During the nine months ended September 30, 2022, we repaid $110.0 million of principal of our 2018 Term Loan Facility (as defined below). The fair value of our debt was approximately $778.6 million and $1,051.6 million as of September 30, 2022 and December 31, 2021, respectively. The fair value of our debt is measured using Level 3 inputs.

2018 Term Loan and 2018 Revolving Credit Facility
In February 2018, the Company entered into a credit agreement (as amended, the “2018 Credit Agreement”), which provides for (i) a $2,250 million senior secured term facility (the “2018 Term Loan Facility”) after giving effect to the June 2018 amendment (the “First Amendment”) that increased the aggregate principal amount of the 2018 Term Loan Facility from $1,500 million to $2,250 million and (ii) a $330 million senior secured revolving credit facility after giving effect to the May 2022 amendment that increased the revolving commitments under the 2018 Credit Agreement by $80 million from $250 million (the “2018 Revolving Credit Facility” and, together with the 2018 Term Loan Facility, the “Senior Secured Credit Facilities”). GrafTech Finance Inc. (“GrafTech Finance”) is the sole borrower under the 2018 Term Loan Facility while GrafTech Finance, GrafTech Switzerland SA (“Swissco”) and GrafTech Luxembourg II S.à r.l. (“Luxembourg Holdco” and, together with GrafTech Finance and Swissco, the “Co-Borrowers”) are co-borrowers under the 2018 Revolving Credit Facility. The 2018 Term Loan Facility and the 2018 Revolving Credit Facility mature on February 12, 2025 and May 31, 2027,

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

respectively. As of September 30, 2022 and December 31, 2021, there was no debt outstanding on the 2018 Revolving Credit Facility and there was $4.2 million and $3.3 million of letters of credit drawn against the 2018 Revolving Credit Facility, respectively.
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
The 2018 Term Loan Facility amortizes at a rate of $112.5 million a year payable in equal quarterly installments, with the remainder due at maturity. The Co-Borrowers are permitted to make voluntary prepayments at any time without premium or penalty. GrafTech Finance is required to make prepayments under the 2018 Term Loan Facility (without payment of a premium) with (i) net cash proceeds from non-ordinary course asset sales (subject to customary reinvestment rights and other customary exceptions and exclusions), and (ii) commencing with the Company’s fiscal year ended December 31, 2019, 75% of Excess Cash Flow (as defined in the 2018 Credit Agreement), subject to step-downs to 50% and 0% of Excess Cash Flow based on achievement of a senior secured first lien net leverage ratio greater than 1.25 to 1.00 but less than or equal to 1.75 to 1.00 and less than or equal to 1.25 to 1.00, respectively. Scheduled quarterly amortization payments of the 2018 Term Loan Facility during any calendar year reduce, on a dollar-for-dollar basis, the amount of the required Excess Cash Flow prepayment for such calendar year, and the aggregate amount of Excess Cash Flow prepayments for any calendar year reduce subsequent quarterly amortization payments of the 2018 Term Loan Facility as directed by GrafTech Finance. As of September 30, 2022, we have satisfied all required amortization installments through the maturity date.
The 2018 Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to GrafTech and restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The 2018 Credit Agreement contains a financial covenant that requires GrafTech to maintain a senior secured first lien net leverage ratio not greater than 4.00 to 1.00 when the aggregate principal amount of borrowings under the 2018 Revolving Credit Facility and outstanding letters of credit issued under the 2018 Revolving Credit Facility (except for undrawn letters of credit in an aggregate amount equal to or less than $35.0 million), taken together, exceed 35% of the total amount of commitments under the 2018 Revolving Credit Facility. The 2018 Credit Agreement also contains customary events of default. We were in compliance with all of our debt covenants as of September 30, 2022 and December 31, 2021.

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

(5)Inventories
Inventories are comprised of the following:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$212,042	$132,113
Work in process	182,657	127,127
Finished goods	44,167	30,192
Total	$438,866	$289,432

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)Interest Expense
The following table presents the components of interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Interest incurred on debt	$10,458	$13,526	$32,743	$44,476
Accretion of original issue discount on 2018 Term Loan Facility	178	815	1,043	2,658
Amortization of debt issuance costs and modification costs	642	1,707	2,818	7,075
Unrealized mark-to-market gain on de-designated interest rate swap	(249)	—	(6,964)	—
Gain upon partial termination of embedded derivative	(4,605)	—	(4,605)	—
Total interest expense	$6,424	$16,048	$25,035	$54,209
The 2020 Senior Secured Notes carry a fixed interest rate of 4.625%. The 2018 Term Loan Facility had an effective interest rate of 6.12% and 3.50% as of September 30, 2022 and December 31, 2021, respectively. See Note 4, "Debt and Liquidity" for details of these transactions.
During the nine months ended September 30, 2022, we made voluntary prepayments of $110.0 million under our 2018 Term Loan Facility. In connection with this, we recorded $0.5 million of accelerated accretion of the original issue discount and we recorded $0.8 million of accelerated amortization of the debt issuance cost. We did not make any voluntary prepayments under our 2018 Term Loan facility in the third quarter of 2022.
During the three and nine months ended September 30, 2021, we made voluntary prepayments of $100.0 million and $300.0 million, respectively, under our 2018 Term Loan Facility. In connection with this, we recorded $0.5 million and $1.8 million, respectively, of accelerated accretion of the original issue discount and $0.9 million and $2.9 million, respectively, of accelerated amortization of the debt issuance cost. We also recorded $1.6 million of modification costs related to the 2018 Term Loan Facility repricing in the first quarter of 2021.
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
We are involved in various arbitrations, sometimes as claimants and other times as respondents/counterclaimants, pending before the International Chamber of Commerce with several customers who, among other things, have failed to perform under their LTAs and in certain instances are seeking to modify or frustrate their contractual commitments to us. In particular, Aperam South America LTDA, Aperam Sourcing S.C.A., ArcelorMittal Sourcing S.C.A., and ArcelorMittal Brasil S.A. (collectively, the “Claimants”) initiated a single arbitration proceeding against two of the Company’s subsidiaries in the International Chamber of Commerce in June 2020. In June 2021, the Claimants filed their statement of claim, seeking approximately $61.0 million plus interest in monetary relief and/or reimbursement in respect of several fixed price LTAs that were executed between such subsidiaries and the Claimants in 2017 and 2018. On July 29, 2022, the Claimants filed a reply brief in which they revised their calculation of damages to $161.5 million including interest, covering the period from the first quarter of 2020 through the first quarter of 2022. The Claimants argue, among other things, that they should no longer be required to comply with the terms of the LTAs that they signed due to an alleged drop in market prices for graphite electrodes in January 2020. Alternatively, the Claimants argue that they should not be required to comply with the LTAs that they signed

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

due to alleged market circumstances at the time of execution. We believe we have valid defenses to these claims. We intend to vigorously defend them and enforce our rights under the LTAs.
Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees' appeal in favor of GrafTech Brazil. The employees filed a further appeal and on September 12, 2022, we filed our response in opposition. We intend to vigorously defend our position. As of September 30, 2022, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the nine months ended September 30, 2022, are presented below:

(Dollars in thousands)
Balance as of December 31, 2021	$1,088
Product warranty charges/adjustments	448
Payments and settlements	(460)
Balance as of September 30, 2022	$1,076
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
As of September 30, 2022, the total Tax Receivable Agreement liability was $15.5 million, of which $4.5 million was classified as current liability "Related party payable - Tax Receivable Agreement" on the Condensed Consolidated Balance Sheets, as we expect this portion to be settled within 12 months, and $11.0 million of the liability remained as a long-term liability in "Related party payable - Tax Receivable Agreement long-term" on the Condensed Consolidated Balance Sheets. As of December 31, 2021, the total Tax Receivable Agreement liability was $19.3 million, of which $3.8 million was classified as a current liability "Related party payable - Tax Receivable Agreement" on the Condensed Consolidated Balance Sheets, and $15.5 million of the liability was classified as a long-term liability in "Related party payable - Tax Receivable Agreement long-term" on the Condensed Consolidated Balance Sheets. The 2021 current liability was settled in the first quarter of 2022.
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

The following table summarizes the provision for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Provision for income taxes	$15,041	$21,920	$56,260	$45,942
Pre-tax income	108,492	141,806	388,891	292,792
Effective tax rate	13.9%	15.5%	14.5%	15.7%
The effective tax rate for the three months ended September 30, 2022 and 2021 was 13.9% and 15.5%, respectively, and 14.5% and 15.7% for the nine months ended September 30, 2022 and 2021, respectively. The effective rate for each period was lower than the U.S. statutory tax rate of 21% primarily due to worldwide earnings from various countries taxed at different rates, which is partially offset by the net combined impact related to the U.S. taxation of global intangible low taxed income ("GILTI") and Foreign Tax Credits ("FTCs").
The provision for income taxes was $15.0 million for the three months ended September 30, 2022 compared to $21.9 million in the three months ended September 30, 2021. The decrease was primarily due to a reduction in pre-tax income and the decrease in the effective tax rate. In the first nine months of 2022, the provision for income taxes was $56.3 million compared to $45.9 million in the first nine months of 2021. The increase was primarily due to an increase in pre-tax income, partially offset by a decrease in the effective tax rate.
On August 16, 2022, the U.S. Inflation Reduction Act containing a new 15% Corporate Alternative Minimum Tax on adjusted financial statement income was enacted. We assessed the applicability of this minimum tax to GrafTech and determined that the Company will not be subject to the minimum tax.
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
In the first quarter of 2022, we entered into foreign currency derivatives with maturities of one month to 12 months in order to protect against the risk that cash flows associated with certain sales and purchases denominated in a currency other than the U.S. dollar will be adversely affected by future changes in foreign exchange rates. These derivatives are designated as cash flow hedges. The resulting unrealized gains or losses from these derivatives are recorded in accumulated other comprehensive income ("AOCI") and subsequently, when realized, are reclassified to net sales or cost of sales in the Condensed Consolidated Statements of Operations when the hedged exposures affect earnings.
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
The debt host portion amounted to a liability of $4.4 million as of September 30, 2022, with $2.3 million included in "Other accrued liabilities" and $2.1 million in "Other long-term obligations" on the Condensed Consolidated Balance Sheets. As of December 31, 2021, the debt host portion amounted to a liability of $7.0 million, with $2.6 million included in "Other accrued liabilities" and $4.4 million included in "Other long-term obligations" on the Condensed Consolidated Balance Sheets. The corresponding loss is accounted for in AOCI and is being amortized over the remaining life of the swaps. The embedded derivative is treated as a cash flow hedge.
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
In the third quarter of 2022, we redeemed $67.0 million of our $250.0 million notional amount de-designated interest rate swap and recorded in interest expense in the Condensed Consolidated Statements of Operations a gain of $4.6 million on the reduction of the embedded derivative. The partial redemption of the interest rate swap also triggered a $0.7 million accelerated settlement of the associated debt host. The change in fair value of the de-designated embedded derivative in the third quarter and first nine months of 2022 resulted in gains of $0.2 million and $7.0 million, respectively, and were recorded in interest expense in the Condensed Consolidated Statements of Operations.

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
The notional amounts of our outstanding derivative instruments as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
	Notional Amount	Notional Amount
	(Dollars in thousands)
Derivative instruments designated as hedges:
Foreign currency derivatives	$28,685	$—
Commodity derivative contracts	—	19,474
Interest rate swap contracts	250,000	500,000

Derivative instruments not designated as hedges:
Foreign currency derivatives	$53,946	$99,260
Interest rate swap contracts	183,000	—
The following table summarizes the fair value of our outstanding derivatives designated as hedges (on a gross basis) and balance sheet classification as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	Fair Value	Fair Value
	(Dollars in thousands)
Prepaid and other current assets
Commodity derivative contracts	$—	$8,469
Interest rate swap contracts	8,873	—
Total	$8,873	$8,469

Other assets
Interest rate swap contracts	$7,682	$6,060
Total	$7,682	$6,060

Other accrued liabilities
Foreign currency derivatives	$(3,865)	$—
Interest rate swap contracts	—	(140)
Total	$(3,865)	$(140)

Net asset	$12,690	$14,389
As a result of the settlement of commodity derivative contracts and foreign currency derivatives, as of September 30, 2022, net realized pre-tax gains of $18.0 million and net realized pre-tax losses of $3.3 million were reported in AOCI and will be released to earnings within the following 12 months. In addition, we recorded $0.8 million of ineffectiveness income to cost of sales in the Condensed Consolidated Statements of Operations in the nine months ended September 30, 2022 related to the settlement of commodity derivative contracts. No ineffectiveness expense was recorded in the third quarter of 2022 or in the

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

third quarter or first nine months of 2021. See the table below for amounts recognized on the effective portion of our commodity derivative contracts in the Statement of Operations.
The realized (gains) losses on cash flow hedges are recognized in the Statements of Operations when the hedged item impacts earnings and are as follows for the periods ended September 30, 2022 and 2021:

		Amount of (Gain)/Loss Recognized
	Location of Realized (Gain)/Loss Recognized in the Condensed Consolidated Statement of Operations	Three Months Ended September 30,
		2022	2021
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of sales	$762	$—
Commodity derivative contracts	Cost of sales	(5,018)	1,191
Interest rate swap contracts	Interest expense	(991)	285
		Amount of (Gain)/Loss Recognized
	Location of Realized (Gain)/Loss Recognized in the Condensed Consolidated Statement of Operations	Nine Months Ended September 30,
		2022	2021
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of sales	$762	$—
Commodity derivative contracts	Cost of sales	(10,973)	6,238
Interest rate swap contracts	Interest expense	(532)	1,571
The following table summarizes the fair value of our outstanding derivatives not designated as hedges (on a gross basis) and balance sheet classification as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	Fair Value	Fair Value
	(Dollars in thousands)
Prepaid and other current assets
Interest rate swap contracts	$6,483	$—
Foreign currency derivatives	191	388

Other assets
Interest rate swap contracts	5,596	—

Other accrued liabilities
Foreign currency derivatives	(437)	(2)

Net asset	$11,833	$386

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) Accumulated Other Comprehensive Loss
The balance in our Accumulated other comprehensive loss is set forth in the following table:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Foreign currency translation adjustments, net of tax	$(47,241)	$(22,330)
Commodity, interest rate, and foreign currency derivatives, net of tax	20,866	14,886
Total accumulated other comprehensive loss	$(26,375)	$(7,444)
(11) Earnings per Share ("EPS")
During the nine months ended September 30, 2022, we repurchased 6,662,421 shares of our common stock for $60.0 million under our common stock repurchase program. We did not repurchase any shares of our common stock in the third quarter of 2022. In the three and nine months ended September 30, 2021, we repurchased 4,293,924 shares of our common stock for $46.2 million under our common stock repurchase program. The settled shares were subsequently retired. As of September 30, 2021, there were 363,616 shares with a cost of $3.9 million that were pending settlement.
The following table presents a reconciliation of the numerator and denominator of basic and diluted EPS for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share amounts)
Numerator for basic and diluted EPS:
Net income	$93,451	$119,886	$332,631	$246,850
Denominator:
Weighted average common shares outstanding for basic calculation	256,848,575	267,106,109	259,415,295	267,327,888
Add: Effect of equity awards	4,879	72,854	9,590	113,506
Weighted average common shares outstanding for diluted calculation	256,853,454	267,178,963	259,424,885	267,441,394
Basic EPS	$0.36	$0.45	$1.28	$0.92
Diluted EPS	$0.36	$0.45	$1.28	$0.92
Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding, which included 251,233 and 222,181 shares of participating securities in the three and nine months ended September 30, 2022, respectively, and 136,324 and 123,343 shares of participating securities in the three and nine months ended September 30, 2021, respectively. Diluted EPS is calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted EPS calculation excludes consideration of 2,436,019 and 2,227,682 equivalent shares for the three and nine months ended September 30, 2022, respectively, and 1,372,601 and 1,461,000 equivalent shares for the three and nine months ended September 30, 2021, respectively, as their effect would have been anti-dilutive.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) Stock-Based Compensation
The Compensation Committee of our Board of Directors granted 447,562 stock options and 552,960 restricted stock units ("RSUs"), and our electing non-employee directors received 108,502 deferred share units ("DSUs") during the nine months ended September 30, 2022 under our Omnibus Equity Incentive Plan. The weighted average exercise price per share and weighted average fair value per share of the stock options granted in the nine months ended September 30, 2022 was $9.68 and $5.33, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:

Dividend yield	0.42%
Expected volatility	58.14%
Risk-free interest rate	2.06%
Expected term (in years)	6.5 years

We measure the fair value of grants of RSUs and DSUs based on the closing market price of a share of our common stock on the date of the grant. The weighted average fair value per share was $9.76 for RSUs and $6.41 for DSUs granted during the nine months ended September 30, 2022.

In the three months ended September 30, 2022 and 2021, we recognized $0.6 million and $0.3 million, respectively, of stock-based compensation expense. The majority of the expense, $0.5 million and $0.2 million, respectively, was recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations, with the remaining expense recorded in cost of sales.
In the nine months ended September 30, 2022 and 2021, we recognized $1.7 million and $16.3 million, respectively, of stock-based compensation expense. The majority of the expense, $1.6 million and $14.3 million, respectively, was recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations, with the remaining expense recorded in cost of sales.
In the nine months ended September 30, 2021, the expense includes $14.7 million due to the Change in Control accelerated vesting provisions of certain of our awards. For the purpose of these grants, a Change in Control occurred when Brookfield and any affiliates thereof ceased to own stock of the Company that constitutes at least thirty percent (30%) or thirty-five percent (35%), as applicable, of the total fair market value or total voting power of the stock of the Company (the "Change in Control"). Out of the $14.7 million recorded with the Change in Control, $0.9 million accelerated at the 35% ownership level and the remaining $13.8 million accelerated at the 30% ownership level.
As of September 30, 2022, the unrecognized compensation cost related to the unvested portion of all stock-based awards was approximately $6.4 million and is expected to be recognized over the remaining vesting period of the respective grants.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are a leading manufacturer of high-quality graphite electrode products essential to the production of EAF steel and other ferrous and non‑ferrous metals. We believe that we have the most competitive portfolio of low cost ultra-high power graphite electrode manufacturing facilities in the industry, including three of the highest capacity facilities in the world. We are the only large scale graphite electrode producer that is substantially vertically integrated into petroleum needle coke, a key raw material for graphite electrode manufacturing.
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
Commercial Update
In the third quarter of 2022, we reported sales volume of 36 thousand metric tons ("MT"), consisting of LTA volume of 23 thousand MT at a weighted-average realized price of $9,400 per MT and non-LTA volume of 13 thousand MT at a weighted-average realized price of $6,000 per MT.
Consistent with our expectations, the non-LTA prices for graphite electrodes delivered and recognized in revenue in the third quarter of 2022 were comparable with our second quarter 2022 average. Year over year, the non-LTA weighted-average realized price increased approximately 30% compared to the weighted-average realized price for the third quarter of 2021.
In addition, our costs in the third quarter of 2022 increased 24% compared to the third quarter of 2021, driven by recent global inflationary pressures, particularly for third party needle coke, energy and freight. Sequentially, our costs increased 5% compared to the second quarter of 2022.
Production volume in the third quarter of 2022 decreased 5% compared to the third quarter of 2021. Annual planned maintenance work at our two European facilities occurred in the third quarter of both years.
Update on Operations in Monterrey, Mexico
On September 15, 2022, inspectors from the State Attorney’s Office for the Secretary of Environment of the State of Nuevo León, Mexico issued a temporary suspension notice for our operations located in Monterrey, Mexico, as described in our Current Report on Form 8-K furnished on September 16, 2022. Currently, production operations in Monterrey remain shut down while certain activities, including movement of existing inventory, are permitted to continue.
While we are complying with the suspension notice, we strongly disagree with the course of action taken by the state authorities and will continue to seek resolution, including a restart of our Monterrey production operations. To that end, we are pursuing all available legal remedies, as well as engaging in dialogue with the respective state and local authorities involved in these matters. However, at this time, we are not able to assess how long production operations at our Monterrey facility will remain suspended.
Our facility in Monterrey has been operating since 1959, has over 550 employees and represents approximately 60 thousand MT of annual production capacity, or 30% of our total annual production capacity excluding St. Marys. Monterrey's operations can produce a broad portfolio of products, including various sizes of graphite electrodes and pins, and is currently our only site that produces the pin stock utilized for all of our graphite electrodes. As a result of the suspension, during the third quarter of 2022, approximately four thousand MT of predominately non-LTA customer orders could not be shipped. We estimate that adjusted EBITDA was negatively impacted by approximately $13 million during the third quarter of 2022, primarily reflecting the foregone sales volume.
As such, we are pursuing several alternatives with respect to production and sourcing of pin stock as well as other mitigation activities to minimize the impact on our business and our customers if the Monterrey suspension continues for the foreseeable future. These include a potential restart of our St. Marys, Pennsylvania facility, where the scope of production is currently limited to graphitizing and machining of electrodes and pins. We are actively pursuing approvals for operating permits for a restart of the facility for pin production. With these permits, and an incremental investment of approximately $8 million in

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

capital expenditures, St Marys will be able to resume operations, supplying 100% of our pin requirements. We expect that these mitigation activities will take the first half of 2023 to fully implement, and we cannot provide any assurance that such measures will be effective in limiting the impact of the suspension.
Until operations in Monterrey are resumed or mitigation activities are successfully implemented, our ability to fulfill customer orders will be significantly impacted. Specific to the fourth quarter of 2022, after considering current pin stock inventory, we estimate the suspension will impact approximately 10 thousand MT to 12 thousand MT of such customer orders. Reflecting this impact, we anticipate sales volume of 25 thousand MT to 28 thousand MT in the fourth quarter of 2022.
Beyond the fourth quarter of 2022, if Monterrey remains suspended, the impact on the Company's results in the first half of 2023 will be significant, with sales volume reduced by 50% or more, compared to sales volume in the first half of 2022, before recovering in the back half of the year.
We anticipate being able to meet our LTA commitments throughout 2023.
Outlook
Steel market capacity utilization rates have been as follows:

	Q3 2022	Q2 2022	Q3 2021
Global (ex-China) capacity utilization rate(1)	64%	69%	71%
U.S. steel market capacity utilization rate(2)	78%	81%	84%
(1) Source: World Steel Association, Metal Expert and GrafTech analysis, as of October 2022
(2) Source: American Iron and Steel Institute, as of October 2022
The operating environment for the steel industry remains volatile with decreasing utilization rates. Thus, we expect graphite electrode demand to remain soft for the fourth quarter of 2022 and into 2023 reflecting market dynamics, which continue to be dictated by geopolitical conflict and economic uncertainty.
As we proceed through the remainder of the year, we expect our weighted-average non-LTA pricing for the fourth quarter to be comparable to the pricing realized in the third quarter of 2022.
We anticipate sequential cost inflation to continue in the fourth quarter of 2022 as higher priced inventory is sold and the fixed costs of the Monterrey facility are expensed.
For 2023, if Monterrey remains suspended, we anticipate further significant cost increases for at least the first half of the year, primarily reflecting costs to execute the mitigation strategies related to producing pin stock, as well as incremental absorption of certain fixed costs due to the anticipated decline in 2023 sales volume.

The table of estimated shipments of graphite electrodes under existing LTAs has been updated as follows to reflect our current expectations:

	2022	2023	2024
Estimated LTA volume(1)	88-92(3)	26-33(3)	12-15
Estimated LTA revenue(2)	$830-$870(3)	$225-$285(3)	$130-$165(4)
(1) In thousands of MT
(2) In millions
(3) The estimates set forth in this table reflect our current expectations regarding the shift of LTA revenue out of 2022 into 2023, primarily due to the suspension of our operations in Monterrey, Mexico
(4) Includes expected termination fees from a few customers that have failed to meet certain obligations under their LTAs

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
Capital Structure and Capital Allocation
As of September 30, 2022, GrafTech had cash and cash equivalents of $109.4 million and total debt of approximately $921.2 million. With the increase of $53.6 million in our cash and cash equivalents as compared to the second quarter of 2022, our net debt position was reduced to $824.7 million as of September 30, 2022. In the third quarter of 2022, due to the suspension of our operations in Monterrey, Mexico, we retained all of our free cash flow and did not make a voluntary prepayment under our 2018 Term Loan Facility. Once operations resume in Monterrey, we continue to expect our primary use of cash to be debt repayment. We also have $99.0 million available under our stock repurchase authorization.
We continue to expect full-year capital expenditures to be in the range of $70.0 million to $80.0 million for 2022.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Key financial measures

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net sales	$303,840	$347,348	$1,033,731	$982,495
Net income	93,451	119,886	332,631	246,850
Earnings per share(1)	0.36	0.45	1.28	0.92
EBITDA(2)	127,937	173,021	453,437	394,763
Adjusted net income(2)	93,883	119,038	334,905	333,405
Adjusted earnings per share(1)(2)	0.37	0.45	1.29	1.25
Adjusted EBITDA(2)	128,567	172,175	456,363	487,123
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except utilization)	2022	2021	2022	2021
Sales volume (MT)(1)	35.7	43.4	121.3	123.1
Production volume (MT)(2)	37.7	39.5	127.7	119.0
Total production capacity (MT)(3)(4)	55.0	55.0	171.0	171.0
Total capacity utilization(4)(5)	69%	72%	75%	70%
Production capacity excluding St. Marys (MT)(3)(6)	48.0	48.0	150.0	150.0
Capacity utilization excluding St. Marys(5)(6)	79%	82%	85%	79%
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
(6) Our St. Marys, Pennsylvania facility graphitizes a limited number of electrodes and pins sourced from our Monterrey, Mexico facility.
Non-GAAP financial measures
In addition to providing results that are determined in accordance with GAAP, we have provided certain financial measures that are not in accordance with GAAP. EBITDA, adjusted EBITDA, adjusted net income, adjusted EPS and net debt are non-GAAP financial measures. We define EBITDA, a non‑GAAP financial measure, as net income or loss plus interest

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

expense, minus interest income, plus income taxes and depreciation and amortization. We define adjusted EBITDA as EBITDA plus any pension and other post-employment benefit ("OPEB") plan expenses, adjustments for public offerings and related expenses, non‑cash gains or losses from foreign currency remeasurement of non‑operating assets and liabilities in our foreign subsidiaries where the functional currency is the U.S. dollar, stock-based compensation expense, non-cash fixed asset write-offs, related party payable - Tax Receivable Agreement adjustments and Change in Control charges that were triggered as a result of the ownership of our largest stockholder falling below 30% of our total outstanding shares. Adjusted EBITDA is the primary metric used by our management and our Board of Directors to establish budgets and operational goals for managing our business and evaluating our performance.
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
We define net debt as gross debt (the most directly comparable GAAP measure) minus cash and cash equivalents. We believe net debt is an important measurement as it is an indicator of our ability to obtain additional capital resources for our future cash needs and is more representative of our financial position and ability to reduce debt if needed.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

When evaluating our performance, you should consider EBITDA, adjusted EBITDA, adjusted net income and adjusted EPS, alongside other measures of financial performance and liquidity, including our net income and EPS, respectively, and other GAAP measures.
The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

Reconciliation of Net Income to Adjusted Net Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
Net income	$93,451	$119,886	$332,631	$246,850

Diluted income per common share:
Net income per share	$0.36	$0.45	$1.28	$0.92
Weighted average shares outstanding	256,853,454	267,178,963	259,424,885	267,441,394

Adjustments, pre-tax:
Pension and OPEB plan expenses(1)	534	434	1,638	1,295
Public offerings and related expenses(2)	—	—	100	663
Non-cash (gains) losses on foreign currency remeasurement(3)	(532)	(1,542)	(298)	365
Stock-based compensation expense(4)	628	262	1,666	1,580
Non-cash fixed asset write-off (5)	—	—	—	313
Related party payable - Tax Receivable Agreement adjustment(6)	—	—	(180)	47
Change in Control LTIP award(7)	—	—	—	73,384
Change in Control stock-based compensation acceleration(7)	—	—	—	14,713
Total non-GAAP adjustments pre-tax	630	(846)	2,926	92,360
Income tax impact on non-GAAP adjustments(8)	198	2	652	5,805
Adjusted net income	$93,883	$119,038	$334,905	$333,405
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of EPS to Adjusted EPS
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

EPS	$0.36	$0.45	$1.28	$0.92
Adjustments per share:
Pension and OPEB plan expenses(1)	—	—	—	—
Public offerings and related expenses(2)	—	—	—	—
Non-cash (gains) losses on foreign currency remeasurement(3)	—	—	—	—
Stock-based compensation expense(4)	0.01	—	0.01	0.02
Non-cash fixed asset write-off (5)	—	—	—	—
Related party payable - Tax Receivable Agreement adjustment(6)	—	—	—	—
Change in control LTIP award(7)	—	—	—	0.27
Change in control stock-based compensation acceleration(7)	—	—	—	0.06
Total non-GAAP adjustments pre-tax per share	0.01	—	0.01	0.35
Income tax impact on non-GAAP adjustments per share(8)	—	—	—	0.02
Adjusted EPS	$0.37	$0.45	$1.29	$1.25
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
(8)The tax impact on the non-GAAP adjustments is affected by their tax deductibility and the applicable jurisdictional tax rates.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of Net Income to Adjusted EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Net income	$93,451	$119,886	$332,631	$246,850
Add:
Depreciation and amortization	13,262	15,584	41,708	48,415
Interest expense	6,424	16,048	25,035	54,209
Interest income	(241)	(417)	(2,197)	(653)
Income taxes	15,041	21,920	56,260	45,942
EBITDA	127,937	173,021	453,437	394,763
Adjustments:
Pension and OPEB plan expenses(1)	534	434	1,638	1,295
Public offerings and related expenses(2)	—	—	100	663
Non-cash (gains) losses on foreign currency remeasurement(3)	(532)	(1,542)	(298)	365
Stock-based compensation expense(4)	628	262	1,666	1,580
Non-cash fixed asset write-off (5)	—	—	—	313
Related party payable - Tax Receivable Agreement adjustment(6)	—	—	(180)	47
Change in Control LTIP award(7)	—	—	—	73,384
Change in Control stock-based compensation acceleration(7)	—	—	—	14,713
Adjusted EBITDA	$128,567	$172,175	$456,363	$487,123
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

Reconciliation of Gross Debt to Net Debt	September 30,	December 31,
	2022	2021
	(Dollars in thousands)
Long-term debt	$921,090	$1,029,561
Long-term debt, current maturities	113	127
Add: Unamortized debt discount and issuance costs	(12,874)	(14,449)
Total gross debt	$934,077	$1,044,137
Less: Cash and cash equivalents	109,394	57,514
Net debt	$824,683	$986,623

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Results of Operations
The Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
The tables presented in our period-over-period comparisons summarize our Condensed Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report ("MD&A"), insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	Three Months Ended September 30,		Increase/ Decrease	% Change
	2022	2021
	(Dollars in thousands)

Net sales	$303,840	$347,348	$(43,508)	(13)%
Cost of sales	170,171	170,286	(115)	—%
Gross profit	133,669	177,062	(43,393)	(25)%
Research and development	1,014	983	31	3%
Selling and administrative expenses	18,578	19,006	(428)	(2)%
Operating income	114,077	157,073	(42,996)	(27)%
Other (income), net	(598)	(364)	(234)	64%
Interest expense	6,424	16,048	(9,624)	(60)%
Interest income	(241)	(417)	176	(42)%
Income before provision for income taxes	108,492	141,806	(33,314)	(23)%
Provision for income taxes	15,041	21,920	(6,879)	(31)%
Net income	$93,451	$119,886	$(26,435)	(22)%
Net sales. Net sales of $303.8 million in the third quarter of 2022 decreased $43.5 million, or 13%, compared to the third quarter of 2021. The decrease primarily reflected lower sales volume, including the impact of approximately four thousand MT of predominately non-LTA customer orders that could not be shipped due to the suspension of our operations in Monterrey, Mexico. A shift in the mix of our business to volume derived from non-LTA sales from volume derived from LTA sales also contributed to the decline in net sales. These factors were partially offset by improved pricing on volume derived from non-LTA sales. Prices for non-LTA business reset on January 1, 2022 and our weighted-average realized price increased approximately 30% compared to the weighted-average realized price for the third quarter of 2021.
Cost of sales. Cost of sales decreased $0.1 million from $170.3 million in the three months ended September 30, 2021 to $170.2 million in the three months ended September 30, 2022. A 24% increase in recognized cost of sales per metric ton, excluding depreciation and amortization, driven by recent global inflationary pressures, particularly for carbon-based inputs, energy and freight was more than offset by a 18% decrease in sales volume of manufactured electrodes.
Selling and administrative expenses. Selling and administrative expenses decreased $0.4 million, or 2%, from $19.0 million in the three months ended September 30, 2021 to $18.6 million in the three months ended September 30, 2022.
Interest expense. Interest expense decreased $9.6 million, or 60%, from $16.0 million in the three months ended September 30, 2021 to $6.4 million in the three months ended September 30, 2022 primarily due to reductions to our variable-rate debt since the beginning of 2021, as well as a $4.6 million gain realized upon the early redemption of $67.0 million of our $250.0 million de-designated interest rate swap. In addition, interest expense for the third quarter of 2022 includes $0.2 million of mark-to-market gains related to the remaining $183.0 million notional amount of our de-designated interest rate swap.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Provision for income taxes. The following table summarizes the provision for income taxes:

	Three Months Ended September 30,
	2022	2021
	(Dollars in thousands)

Provision for income taxes	$15,041	$21,920
Pre-tax income	108,492	141,806
Effective tax rate	13.9%	15.5%

The effective tax rates for the three months ended September 30, 2022 and 2021 were 13.9% and 15.5%, respectively. The rate for each period was lower than the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates, which was partially offset by the net combined impact related to the U.S. taxation of GILTI and FTCs.
The provision for income taxes decreased from $21.9 million for the three months ended September 30, 2021 to $15.0 million for the three months ended September 30, 2022. This change is primarily due to a decrease in pre-tax income and a decrease in the effective tax rate.
The Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
The tables presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our MD&A, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	Nine Months Ended September 30,		Increase/ Decrease	% Change
	2022	2021
	(Dollars in thousands)

Net sales	$1,033,731	$982,495	$51,236	5%
Cost of sales	562,881	518,549	44,332	9%
Gross profit	470,850	463,946	6,904	1%
Research and development	2,617	2,970	(353)	(12)%
Selling and administrative expenses	57,862	114,942	(57,080)	(50)%
Operating income	410,371	346,034	64,337	19%
Other (income), net	(1,358)	(314)	(1,044)	(332)%
Interest expense	25,035	54,209	(29,174)	(54)%
Interest income	(2,197)	(653)	1,544	(236)%
Income before provision for income taxes	388,891	292,792	96,099	33%
Provision for income taxes	56,260	45,942	10,318	22%
Net income	$332,631	$246,850	$85,781	35%
Net sales. Net sales were $1.0 billion in the nine months ended September 30, 2022, an increase of $51.2 million, or 5%, compared to $982.5 million in the nine months ended September 30, 2021, driven primarily by an increase in our non-LTA prices partially offset by a 1% reduction in sales volume of manufactured electrodes. Prices for non-LTA business reset on January 1, 2022 and our weighted-average realized price for the first nine months of 2022 increased 40% compared to the weighted-average realized price for the same period of 2021.
Cost of sales. Cost of sales increased $44.3 million, or 9%, from $518.5 million in the nine months ended September 30, 2021 to $562.9 million in the nine months ended September 30, 2022. Cost of sales for the first nine months of 2021 included $30.7 million of one-time Long-term Incentive Plan ("LTIP") charges resulting from a Change in Control after

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

our largest stockholder's ownership of our common stock was reduced below 30% of our outstanding common stock. Excluding this Change in Control charge, cost of sales increased $75.1 million, or 15%. This increase was primarily due to a 20% increase in our recognized cost of sales per metric ton, excluding depreciation and amortization, driven by recent global inflationary pressures, particularly for carbon-based inputs, energy and freight. This was partially offset by a 1% decrease in sales volume of manufactured electrodes.
Selling and administrative expenses. Selling and administrative expenses decreased from $114.9 million in the nine months ended September 30, 2021 to $57.9 million in the nine months ended September 30, 2022 primarily due to the aforementioned one-time Change in Control charges recorded in the first nine months of 2021 of $42.6 million of LTIP expense and $12.9 million of accelerated stock-based compensation expense. Absent these charges, selling and administrative expenses would have decreased slightly compared to the first nine months of 2021.
Interest expense. Interest expense decreased $29.2 million from $54.2 million in the nine months ended September 30, 2021 to $25.0 million in the same period of 2022, primarily due to reductions to our variable-rate debt since the beginning of 2021, as well as a $4.6 million gain realized upon the early redemption of $67.0 million of our $250.0 million de-designated interest rate swap. In addition, interest expense for the first nine months of 2022 includes $7.0 million of mark-to-market gains related to the remaining $183.0 million notional amount of our de-designated interest rate swap.
Provision for income taxes. The following table summarizes the provision for income taxes:

	Nine Months Ended September 30,
	2022	2021
	(Dollars in thousands)
Provision for income taxes	$56,260	$45,942
Income before provision for income taxes	388,891	292,792
Effective tax rate	14.5%	15.7%
The effective tax rates for the nine months ended September 30, 2022 and 2021 were 14.5% and 15.7%, respectively. The rate for each period was lower than the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates, partially offset by the net combined impact related to the U.S. taxation of GILTI and FTCs.
The provision for income taxes increased from $45.9 million for the nine months ended September 30, 2021 to $56.3 million for the nine months ended September 30, 2022. This change is primarily related to an increase in pre-tax income, partially offset by a decrease in the effective tax rate.

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
The impact of these changes in the average exchange rates of other currencies against the U.S. dollar on our net sales were decreases of $4.1 million and $9.6 million for the third quarter and nine months ended September 30, 2022, respectively, compared to the same periods of 2021. The impact of these changes on our cost of sales were decreases of $6.9 million and $18.9 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods of 2021.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
We believe that we have adequate liquidity to meet our operating needs and fund our capital expenditures, including in the event of a potential restart of the St. Marys facility, for at least the next twelve months and for the foreseeable future thereafter. As of September 30, 2022, we had liquidity of $435.2 million, consisting of $325.8 million of availability under our 2018 Revolving Credit Facility (subject to continued compliance with the financial covenants and representations) and cash and cash equivalents of $109.4 million. We had long-term debt of $921.1 million and short-term debt of $0.1 million as of September 30, 2022. As of December 31, 2021, we had liquidity of $304.2 million consisting of $246.7 million available under our 2018 Revolving Credit Facility (subject to continued compliance with the financial covenants and representations) and cash and cash equivalents of $57.5 million. We had long-term debt of $1.0 billion and short-term debt of $0.1 million as of December 31, 2021.
As of September 30, 2022 and December 31, 2021, $75.5 million and $49.1 million, respectively, of our cash and cash equivalents were located outside of the U.S. We repatriate funds from our foreign subsidiaries through dividends. All of our subsidiaries face the customary statutory limitation that distributed dividends cannot exceed the amount of retained and current earnings. In addition, for our subsidiary in South Africa, the South Africa Central Bank imposes that certain solvency and liquidity ratios remain above defined levels after the dividend distribution, which historically has not materially affected our ability to repatriate cash from this jurisdiction. The cash and cash equivalents balances in South Africa were $1.0 million and $0.5 million as of September 30, 2022 and December 31, 2021, respectively. Upon repatriation to the U.S., the foreign source portion of dividends we receive from our foreign subsidiaries are not subject to U.S. federal income tax because the amounts were either previously taxed or are exempted from tax by Section 245A of the Internal Revenue Service Code (the "Code").
Cash flow and plans to manage liquidity. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of tax and interest payments and other factors.
Debt Structure
We had total availability under the 2018 Revolving Credit Facility of $325.8 million as of September 30, 2022 and $246.7 million as of December 31, 2021. The September 30, 2022 balance consisted of the $330.0 million limit reduced by $4.2 million of outstanding letters of credit and the December 31, 2021 balance consisted of the $250.0 million limit reduced by $3.3 million of outstanding letters of credit.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
The 2018 Term Loan Facility amortizes at a rate of $112.5 million a year payable in equal quarterly installments, with the remainder due at maturity. The Co-Borrowers are permitted to make voluntary prepayments at any time without premium or penalty. GrafTech Finance is required to make prepayments under the 2018 Term Loan Facility (without payment of a premium) with (i) net cash proceeds from non-ordinary course asset sales (subject to customary reinvestment rights and other customary exceptions and exclusions), and (ii) commencing with the Company’s fiscal year ended December 31, 2019, 75% of Excess Cash Flow (as defined in the 2018 Credit Agreement), subject to step-downs to 50% and 0% of Excess Cash Flow based on achievement of a senior secured first lien net leverage ratio greater than 1.25 to 1.00 but less than or equal to 1.75 to 1.00 and less than or equal to 1.25 to 1.00, respectively. Scheduled quarterly amortization payments of the 2018 Term Loan Facility during any calendar year reduce, on a dollar-for-dollar basis, the amount of the required Excess Cash Flow prepayment for such calendar year, and the aggregate amount of Excess Cash Flow prepayments for any calendar year reduce subsequent quarterly amortization payments of the 2018 Term Loan Facility as directed by GrafTech Finance. As of September 30, 2022, we have satisfied all required amortization installments through the maturity date.
The 2018 Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to GrafTech and restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The 2018 Credit Agreement contains a financial covenant that requires GrafTech to maintain a senior secured first lien net leverage ratio not greater than 4.00 to 1.00 when the aggregate principal amount of borrowings under the 2018 Revolving Credit Facility and outstanding letters of credit issued under the 2018 Revolving Credit Facility (except for undrawn letters of credit in an aggregate amount equal to or less than $35.0 million), taken together, exceed 35% of the total amount of commitments under the 2018 Revolving Credit Facility. The 2018 Credit Agreement also contains customary events of default. We were in compliance with all of our debt covenants as of September 30, 2022 and December 31, 2021.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
Uses of Liquidity
In July 2019, our Board of Directors authorized a program to repurchase up to $100.0 million of our outstanding common stock. In November 2021, our Board of Directors authorized the repurchase of an additional $150.0 million of stock repurchases under this program. We may purchase shares from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18 plans. The amount and timing of repurchases are subject to a variety of factors including liquidity, stock price, applicable legal requirements, other business objectives and market conditions. In the first nine months of 2022, we repurchased 6.7 million shares of our common stock for an aggregate of $60.0 million. We did not repurchase any shares of our common stock during the third quarter of 2022. As of September 30, 2022, we had $99.0 million remaining under our stock repurchase authorization.
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
During 2021, we reduced our long-term debt principal by $400.0 million. During the first nine months of 2022, we repaid an additional $110.0 million of principal of our 2018 Term Loan Facility. We also have $99.0 million available under our stock repurchase authorization. Due to the suspension of our operations in Monterrey, Mexico, we chose to preserve our

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

cash and not make any voluntary debt prepayments during the third quarter of 2022. Once operations resume in Mexico or the suspension is otherwise mitigated, we continue to expect our primary use of cash to be debt repayment.
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
We manage our capital expenditures by taking into account quality, plant reliability, safety, environmental and regulatory requirements, prudent or essential maintenance requirements, global economic conditions, available capital resources, liquidity, long-term business strategy and return on invested capital for the relevant expenditures, cost of capital and return on invested capital of the Company as a whole and other factors.     Capital expenditures totaled $45.3 million in the nine months ended September 30, 2022. We continue to expect full-year capital expenditures to be in the range of $70.0 million to $80.0 million for 2022.
In the event that operating cash flows fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our 2018 Revolving Credit Facility, to the extent available.
    Cash Flows
The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash flow provided by (used in):
Operating activities	$274,605	$343,011
Investing activities	(45,120)	(40,070)
Financing activities	(176,237)	(360,838)
Net change in cash and cash equivalents	$53,248	$(57,897)
Operating Activities
Cash provided by operating activities totaled $274.6 million in the first nine months of 2022 compared to $343.0 million in the prior-year period. The decrease in operating cash flow was primarily due to an increase in cash used for working capital and decreased adjusted EBITDA. Cash flow used for inventories was $146.5 million in the first nine months of 2022 compared to $7.2 million in the first nine months of 2021, driven by increases in both costs and quantities in the first nine months of 2022. Cash flow provided by accounts payable and accruals decreased $36.4 million. In addition, cash provided by accounts receivable increased $25.7 million versus the prior-year period due to increased sales in the first nine months of 2022. Partially offsetting the negative impact of the increase in cash used for working capital and lower adjusted EBITDA was the non-recurrence of cash outflows of $66.0 million for Change in Control payments made in the nine months ended September 30, 2021 and reductions of $17.0 million for the combined impact of cash paid for interest and taxes and Tax Receivable Agreement payments.
Investing Activities
Net cash used in investing activities was $45.1 million in the nine months ended September 30, 2022 compared to $40.1 million in the nine months ended September 30, 2021. The increase is primarily due to increased capital expenditures.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

 Financing Activities
Net cash used in financing activities was $176.2 million for the nine months ended September 30, 2022 compared to $360.8 million in the first nine months of 2021. The decrease was primarily due to $190.0 million of less debt repayments in the first nine months of 2022 compared to the first nine months of 2021, partially offset by an increase in stock repurchases of $17.6 million in the first nine months of 2022 compared to the same period of 2021.
Related Party Transactions
We have engaged in transactions with affiliates or related parties in the nine months ended September 30, 2022 and we expect to continue to do so in the future. These transactions include ongoing obligations under the Tax Receivable Agreement, Stockholders Rights Agreement and Registration Rights Agreement, each with Brookfield.
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
Interest rate risk management. We periodically enter into agreements with financial institutions that are intended to limit our exposure to additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure. As of September 30, 2022 and December 31, 2021, we recorded unrealized pre-tax gains of $16.6 million and $5.9 million, respectively, on our interest rate swaps designated as hedges.
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
The outstanding foreign currency derivatives represented a $4.1 million unrealized pre-tax net loss as of September 30, 2022 and a net unrealized pre-tax loss of $0.4 million as of December 31, 2021.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Energy commodity management. We have entered into commodity derivative contracts to effectively fix some or all of our exposure to refined oil products. The outstanding commodity derivative contracts represented net unrealized gains of $8.5 million as of December 31, 2021. As of September 30, 2022, there were no commodity derivative contracts outstanding.
Sensitivity analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the underlying exposures as well as on the fair values of our derivatives. The sensitivity analysis for the derivatives represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction.
A hypothetical increase in interest rates of 100 basis points (1%) would have decreased our interest expense by $0.2 million, net of the impact of our interest rate swap, for the nine months ended September 30, 2022. The same 100 basis point increase would have resulted in an increase of $4.0 million in the fair value of our interest rate swap portfolio.
As of September 30, 2022, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease of $4.4 million or a corresponding increase of $4.4 million, respectively, in the fair value of the foreign currency hedge portfolio.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective at the reasonable assurance level as of September 30, 2022.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Arbitrations
We are involved in various arbitrations, sometimes as claimants and other times as respondents/counterclaimants, pending before the International Chamber of Commerce with several customers who, among other things, have failed to perform under their LTAs and in certain instances are seeking to modify or frustrate their contractual commitments to us. In particular, Aperam South America LTDA, Aperam Sourcing S.C.A., ArcelorMittal Sourcing S.C.A., and ArcelorMittal Brasil S.A. (collectively, the “Claimants”) initiated a single arbitration proceeding against two of the Company’s subsidiaries in the International Chamber of Commerce in June 2020. In June 2021, the Claimants filed their statement of claim, seeking approximately $61.0 million plus interest in monetary relief and/or reimbursement in respect of several fixed price LTAs that were executed between such subsidiaries and the Claimants in 2017 and 2018. On July 29, 2022, the Claimants filed a reply brief in which they revised their calculation of damages to $161.5 million including interest, covering the period from the first quarter of 2020 through the first quarter of 2022. The Claimants argue, among other things, that they should no longer be required to comply with the terms of the LTAs that they signed due to an alleged drop in market prices for graphite electrodes in January 2020. Alternatively, the Claimants argue that they should not be required to comply with the LTAs that they signed due to alleged market circumstances at the time of execution. We believe we have valid defenses to these claims. We intend to vigorously defend them and enforce our rights under the LTAs.
Monterrey, Mexico Operations Shutdown
On September 15, 2022, inspectors from the State Attorney’s Office for the Secretary of Environment of the State of Nuevo León, Mexico visited GrafTech México, S.A. de C.V.’s (“GrafTech Mexico,” a subsidiary of the Company) graphite electrode manufacturing facility located in Monterrey, Mexico to inspect GrafTech Mexico’s facility and certain of the facility’s environmental and operating permits. At the conclusion of the inspection, the inspectors issued a Record of Inspection providing for the results of the inspection, their observations, and the imposition of a temporary suspension of GrafTech Mexico’s facilities within seven days. In parallel, the Director of Comprehensive Atmospheric Management of the Undersecretary of Climate Change and Air Quality of the Ministry of the Environment of the State of Nuevo León formally denied GrafTech Mexico's previously requested modification to its operating license stating that such license was no longer valid. On September 22, 2022, GrafTech Mexico submitted observations and responses to the Record of Inspection, requested an extension of the shutdown of the facility until October 7, 2022, and requested a clarification of the scope of the shutdown. On September 23, 2022, inspectors from the State Attorney’s Office of the Environment visited GrafTech Mexico’s manufacturing facility to verify the information presented in GrafTech Mexico’s observations and responses submitted on September 22, 2022. On October 4, 2022, the State Attorney’s Office of Environment granted an extension of the shutdown of the facility until October 7, 2022 and clarified the suspension permitting GrafTech Mexico to perform several activities, including extracting or withdrawing finished or unfinished product.
On September 20, 2022, GrafTech Mexico filed an amparo proceeding before the First District Court for Administrative Matters of the State of Nuevo León arguing that the measure imposed by the Ministry of the Environment of the State of Nuevo León ordering a complete temporary suspension of operations violated GrafTech Mexico’s constitutional rights. While the amparo process is following its course, GrafTech Mexico requested a provisional injunction, which was denied by the court on September 26, 2022. On October 3, 2022, GrafTech Mexico appealed this decision before the Third Collegiate Court in Administrative Matters of the Fourth Circuit (Nuevo León), which was further denied on October 24, 2022. We are currently awaiting a decision on the definitive injunction, which will likely be decided during an upcoming hearing. In addition, we are continuing efforts toward a final resolution on the amparo proceeding.

Table of PART II. OTHER INFORMATION (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
Separately, on September 28, 2022, GrafTech Mexico filed a nullity proceeding with the Court of Administrative Justice of the State of Nuevo León requesting the court to set aside the determination of the Ministry of the Environment of the State of Nuevo León that the previously requested modification to the operating license was denied because GrafTech Mexico no longer had a valid operating license. On October 13, 2022, the court admitted the nullity proceeding and granted GrafTech Mexico’s request for a preliminary injunction effectively deeming GrafTech Mexico’s operating license valid pending the conclusion of the nullity proceeding. On October 27, 2022, the Ministry of the Environment of the State of Nuevo León challenged the court's decision granting GrafTech Mexico a preliminary injunction. GrafTech Mexico received notice of such challenge on October 28, 2022 and has until November 17, 2022 to file a written statement against the same.
Brazil Clause IV

Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees' appeal in favor of GrafTech Brazil. The employees filed a further appeal and on September 12, 2022, we filed our response in opposition. We intend to vigorously defend our position. As of September 30, 2022, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Item 1A. Risk Factors
The information set forth in this quarterly report on Form 10-Q, including, without limitation, the risk factor presented below, updates and should be read in conjunction with, the risk factors and information disclosed in Part 1 - Item 1A., “Risk Factors,” in our 2021 Annual Report on Form 10-K filed February 22, 2022. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

Our results of operations could deteriorate if our manufacturing operations were substantially disrupted for an extended period for any reason, including equipment failure, climate change, natural disasters, public health crises, political crises or other catastrophic events.

Our manufacturing operations are subject to disruption due to equipment failure, extreme weather conditions, floods, hurricanes and tropical storms and similar events, major industrial accidents, including fires or explosions, cybersecurity attacks, strikes and lockouts, adoption of new laws or regulations, changes in interpretations of existing laws or regulations or changes in governmental enforcement policies, civil disruption, riots, terrorist attacks, war, public health crises, such as the COVID-19 pandemic, and other events. These events may also impact the operations of one or more of our suppliers. For example, the potential physical impacts of climate change on our operations are uncertain and will likely be particular to the geographic circumstances. These physical impacts may include changes in rainfall and storm patterns, shortages of water or other natural resources, changing sea levels, and changing global average temperatures. For instance, our Seadrift facility in Texas and our Calais facility in France are located in geographic areas less than 50 feet above sea level. As a result, any future rising sea levels could have an adverse impact on their operations and on their suppliers. In the event manufacturing operations are substantially disrupted at one of our primary operating facilities, such as the current suspension of our operations located in Monterrey, Mexico, we may not have the ability to increase production at our remaining operating facilities in order to compensate without considerable time and expense. To the extent any of these events occur, our business, financial condition and operating results could be materially and adversely affected.

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

31.1*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Marcel Kessler, Chief Executive Officer and President (Principal Executive Officer).

31.2*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Timothy K. Flanagan, Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial Officer).

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Marcel Kessler, Chief Executive Officer and President (Principal Executive Officer).

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy K. Flanagan, Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial Officer).

101	The following financial information from GrafTech International Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity (Deficit), and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).

____________________________
*    Filed herewith
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	November 4, 2022	By:	/s/ Timothy K. Flanagan
Timothy K. Flanagan
Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial and Accounting Officer)