Form 10-Q
period 2023-03-31
GRAFTECH INTERNATIONAL LTD
filed 2023-04-28
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2023, 256,706,709 shares of common stock outstanding.

Presentation of Financial, Market and Industry Data
We present our financial information on a consolidated basis. Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.
Certain market and industry data included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the "Report") has been obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications, government publications and third-party forecasts in conjunction with our assumptions about our markets. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources consented to the disclosure or use of data in this Report. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Cautionary Note Regarding Forward-Looking Statements” in this Report and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 ("Annual Report on Form 10-K") filed on February 14, 2023.
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
•our dependence on the supply of raw materials, including decant oil and petroleum needle coke and disruptions in supply chains for these materials;
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
•the possibility that the market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets, including by Brookfield Corporation and its affiliates (together, “Brookfield”);
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$135,440	$134,641
Accounts and notes receivable, net of allowance for doubtful accounts of $8,203 as of March 31, 2023 and $8,019 as of December 31, 2022	83,913	145,574
Inventories	468,609	447,741
Prepaid expenses and other current assets	72,683	87,272
Total current assets	760,645	815,228
Property, plant and equipment	890,253	869,168
Less: accumulated depreciation	363,154	350,022
Net property, plant and equipment	527,099	519,146
Deferred income taxes	17,973	11,960
Goodwill	171,117	171,117
Other assets	78,419	86,727
Total assets	$1,555,253	$1,604,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,645	$103,156
Long-term debt, current maturities	128	124
Accrued income and other taxes	12,142	40,592
Other accrued liabilities	94,113	89,349
Related party payable - Tax Receivable Agreement	5,137	4,631
Total current liabilities	198,165	237,852
Long-term debt	922,500	921,803
Other long-term obligations	51,613	50,822
Deferred income taxes	46,698	45,065
Related party payable - Tax Receivable Agreement long-term	5,784	10,921
Commitments and contingencies - Note 7
Stockholders’ equity:
Preferred stock, par value $0.01, 300,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01, 3,000,000,000 shares authorized, 256,678,298 and 256,597,342 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2,567	2,566
Additional paid-in capital	745,891	745,164
Accumulated other comprehensive loss	(6,024)	(8,070)
Accumulated deficit	(411,941)	(401,945)
Total stockholders’ equity	330,493	337,715

Total liabilities and stockholders’ equity	$1,555,253	$1,604,178

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$138,802	$366,245
Cost of goods sold	112,645	191,214
Gross profit	26,157	175,031
Research and development	1,192	880
Selling and administrative expenses	22,151	21,254
Operating income	2,814	152,897

Other expense (income), net	653	(197)
Interest expense	12,806	9,212
Interest income	(372)	(98)
(Loss) income before (benefit) provision for income taxes	(10,273)	143,980
(Benefit) provision for income taxes	(2,904)	19,797
Net (loss) income	$(7,369)	$124,183

Basic (loss) income per common share:
Net (loss) income per share	$(0.03)	$0.47
Weighted average common shares outstanding	256,974,904	262,592,029
Diluted (loss) income per common share:
Net (loss) income per share	$(0.03)	$0.47
Weighted average common shares outstanding	256,974,904	262,657,799

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(7,369)	$124,183
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0 and $1, respectively	4,623	7,022
Commodities, interest rate and foreign currency derivatives, net of tax benefit (expense) of $953 and $(3,662), respectively	(2,577)	12,963
Other comprehensive income, net of tax:	2,046	19,985
Comprehensive (loss) income	$(5,323)	$144,168

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flow from operating activities:
Net (loss) income	$(7,369)	$124,183
Adjustments to reconcile net (loss) income to cash provided by operations:
Depreciation and amortization	10,777	14,434
Deferred income tax (benefit) provision	(3,750)	1,395
Non-cash stock-based compensation expense	796	465
Non-cash interest expense	2,184	(2,146)
Other adjustments	105	403
Net change in working capital*	25,657	12,590
Change in related party Tax Receivable Agreement	(4,631)	(3,828)
Change in long-term assets and liabilities	1,029	(1,180)
Net cash provided by operating activities	24,798	146,316
Cash flow from investing activities:
Capital expenditures	(25,271)	(16,855)
Proceeds from the sale of fixed assets	92	73
Net cash used in investing activities	(25,179)	(16,782)
Cash flow from financing activities:
Interest rate swap settlements	3,630	(887)
Debt issuance and modification costs	(128)	—
Principal payments on long-term debt	—	(70,000)
Repurchase of common stock	—	(30,000)
Payments for taxes related to net share settlement of equity awards	(129)	(230)
Proceeds from exercise of stock options	—	225
Dividends paid to non-related party	(1,926)	(1,985)
Dividends paid to related party	(640)	(640)
Net cash provided by (used in) financing activities	807	(103,517)
Net change in cash and cash equivalents	426	26,017
Effect of exchange rate changes on cash and cash equivalents	373	1,522
Cash and cash equivalents at beginning of period	134,641	57,514
Cash and cash equivalents at end of period	$135,440	$85,053

* Net change in working capital due to changes in the following components:
Accounts and notes receivable, net	$62,350	$(1,221)
Inventories	(16,897)	(24,215)
Prepaid expenses and other current assets	12,588	(5,298)
Income taxes payable	(25,594)	(19,419)
Accounts payable and accruals	(12,495)	56,958
Interest payable	5,705	5,785
Net change in working capital	$25,657	$12,590

Net cash paid during the periods for:
Interest	$5,038	$22,591
Income taxes	$28,012	$37,733
Non-cash investing activities:
Capital expenditures in accounts payable	$(8,963)	$(6,852)
See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Dollars in thousands, except per share data) (Unaudited)
	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2022	256,597,342	$2,566	$745,164	$(8,070)	$(401,945)	$337,715
Net loss	—	—	—	—	(7,369)	(7,369)
Other comprehensive (loss) income:
Commodity, interest rate and foreign currency derivatives income, net of tax of $67	—	—	—	(241)	—	(241)
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $886	—	—	—	(2,336)	—	(2,336)
Foreign currency translation adjustments, net of tax of $0	—	—	—	4,623	—	4,623
Total other comprehensive income	—	—	—	2,046	—	2,046
Stock-based compensation	104,533	1	795	—	—	796
Payments for taxes related to net share settlement of equity awards	(23,577)	—	(68)	—	(61)	(129)
Dividends paid to related party ($0.01 per share)	—	—	—	—	(640)	(640)
Dividends paid to non-related party ($0.01 per share)	—	—	—	—	(1,926)	(1,926)
Balance as of March 31, 2023	256,678,298	$2,567	$745,891	$(6,024)	$(411,941)	$330,493

Balance as of December 31, 2021	263,255,708	$2,633	$761,412	$(7,444)	$(733,199)	$23,402
Net income	—	—	—	—	124,183	124,183
Other comprehensive income (loss):
Commodity, interest rate and foreign currency derivatives income, net of tax of $(4,181)	—	—	—	14,800	—	14,800
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $519	—	—	—	(1,837)	—	(1,837)
Foreign currency translation adjustments, net of tax $1	—	—	—	7,022	—	7,022
Total other comprehensive income	—	—	—	19,985	—	19,985
Repurchase of common stock	(3,035,830)	(31)	(8,530)	—	(21,439)	(30,000)
Stock-based compensation	—	—	465	—	—	465
Options exercised	25,000	—	225	—	—	225
Payments for taxes related to net share settlement of equity awards	(22,293)	—	(63)	—	(167)	(230)
Dividends paid to related party ($0.01 per share)	—	—	—	—	(640)	(640)
Dividends paid to non-related party ($0.01 per share)	—	—	—	—	(1,985)	(1,985)
Balance as of March 31, 2022	260,222,585	$2,602	$753,509	$12,541	$(633,247)	$135,405

See accompanying Notes to the Condensed Consolidated Financial Statements

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)Organization and Summary of Significant Accounting Policies
A. Organization
GrafTech International Ltd. (the “Company” or “GrafTech”) is a leading manufacturer of high-quality graphite electrode products essential to the production of electric arc furnace (“EAF”) steel and other ferrous and non-ferrous metals. References herein to “GTI,” “we,” “our,” or “us” refer collectively to the Company and its subsidiaries. On August 15, 2015, GTI became an indirect wholly owned subsidiary of Brookfield. In April 2018, the Company completed its initial public offering (“IPO”) of 38,097,525 shares of its common stock held by Brookfield at a price of $15.00 per share. The Company did not receive any proceeds related to the IPO. The Company’s common stock is listed on the New York Stock Exchange under the symbol “EAF.” Brookfield has since distributed a portion of its GrafTech common stock to the owners in the Brookfield consortium and sold shares of GrafTech common stock in public and private transactions, resulting in a reduction of Brookfield's ownership of outstanding shares of GrafTech common stock to 24.9% as of March 31, 2023 and December 31, 2022.
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
B. Basis of Presentation
The interim condensed consolidated financial statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The December 31, 2022 Consolidated Balance Sheet data included herein was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 14, 2023, but does not include all disclosures required by GAAP in audited financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the accompanying notes, contained in the Company's Annual Report on Form 10-K.
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
C. New Accounting Standards
Recently Adopted Accounting Standards
In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires disclosures intended to enhance the transparency of supplier finance programs. The amendments in this ASU require buyers in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The amendments should be applied retrospectively to each period in which a balance sheet is presented, except for disclosure of rollforward information, which should be applied prospectively. The Company adopted this guidance on January 1, 2023 and the adoption did not have a material impact on its financial position, results of operations, cash flows or disclosures.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)Revenue from Contracts with Customers
Disaggregation of Revenue
The following table provides information about disaggregated revenue by type of product and contract:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Graphite Electrodes - LTAs	$69,866	$242,481
Graphite Electrodes - Non-LTAs	56,960	108,050
By-products and other	11,976	15,714
Total Revenues	$138,802	$366,245
Contract Balances
Substantially all of the Company’s receivables relate to contracts with customers. Accounts receivables are recorded when the right to consideration becomes unconditional. Payment terms on invoices range from 30 to 120 days depending on the customary business practices of the jurisdictions in which we do business.
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
Contract assets are included in “Prepaid expenses and other current assets,” on the Condensed Consolidated Balance Sheets. We did not have any contract asset balances as of March 31, 2023 or December 31, 2022.
Current deferred revenue is included in “Other accrued liabilities” on the Condensed Consolidated Balance Sheets. The following table provides our contract liability balances as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Current deferred revenue	$33,358	$27,878
The amount of revenue recognized in 2023 that was included in the December 31, 2022 current deferred revenue balance was $0.4 million. The increase in the current deferred revenue balance since December 31, 2022 is due to payments received from customers in the current year. The current deferred revenue balance includes cashed bank guarantees related to outstanding arbitration proceedings the outcome of which will determine the timing of revenue recognition.
Transaction Price Allocated to the Remaining Performance Obligations
The following table presents estimated revenues expected to be recognized in the corresponding period below related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of reporting period. The revenue associated with our LTAs is expected to be approximately as follows for the full years of 2023 and 2024:

	2023	2024
	(Dollars in millions)
Estimated LTA revenue	$235-$265	$100-$135(1)
(1) Includes expected termination fees from a few customers that have failed to meet certain obligations under their LTAs.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We recorded $69.9 million of LTA revenue in the three months ended March 31, 2023, and we expect to record approximately $165.0 million to $195.0 million of LTA revenue for the remainder of 2023.
The majority of the LTAs are defined as pre-determined fixed annual volume contracts while a small portion are defined with a specified volume range. For the years 2023 and 2024, the contractual revenue amounts above are based upon the minimum volume for those contracts with specified ranges. The actual revenue realized from these contracted volumes may vary in timing and total due to contract non-performance, force majeure notices, arbitrations, credit risk associated with certain customers facing financial challenges and customer demand related to contracted volume ranges. The estimates of LTA revenue as set forth above in the immediately preceding table includes our current expectations of termination fees from our customers who have failed to meet certain obligations under their LTAs.
(3)Goodwill and Other Intangible Assets
The goodwill balance was $171.1 million as of March 31, 2023 and December 31, 2022.
The following table summarizes intangible assets with determinable useful lives by major category, which are included in "Other assets" on our Condensed Consolidated Balance Sheets:

Intangible Assets
	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Trade names	$22,500	$(16,342)	$6,158	$22,500	$(15,869)	$6,631
Technology and know-how	55,300	(43,263)	12,037	55,300	(42,371)	12,929
Customer-related intangibles	64,500	(33,587)	30,913	64,500	(32,513)	31,987
Total finite-lived intangible assets	$142,300	$(93,192)	$49,108	$142,300	$(90,753)	$51,547
Amortization expense for intangible assets was $2.4 million and $2.6 million in the three months ended March 31, 2023 and 2022, respectively. Estimated amortization expense will be approximately $6.8 million for the remainder of 2023, $8.0 million in 2024, $7.3 million in 2025, $6.7 million in 2026, $6.1 million in 2027 and $5.5 million in 2028. Amortization expense is included in "Cost of goods sold" on the Condensed Consolidated Statement of Operations.
(4)Debt and Liquidity
The following table presents our long-term debt:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
2018 Term Loan Facility	$433,708	$433,708
2020 Senior Secured Notes	500,000	500,000
Other debt	273	268
Unamortized debt discount and issuance costs	(11,353)	(12,049)
Total debt	922,628	921,927
Less: Long-term debt, current portion	(128)	(124)
Long-term debt	$922,500	$921,803

The fair value of our debt was approximately $857.9 million and $843.2 million as of March 31, 2023 and December 31, 2022, respectively. The fair values were determined using Level 2 quoted market prices for the same or similar debt instruments.
2018 Term Loan and 2018 Revolving Credit Facility
In February 2018, the Company entered into a credit agreement (as amended, the “2018 Credit Agreement”), which provides for (i) a $2,250 million senior secured term facility (the “2018 Term Loan Facility”) after giving effect to the June

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2018 amendment (the “First Amendment”) that increased the aggregate principal amount of the 2018 Term Loan Facility from $1,500 million to $2,250 million and (ii) a $330 million senior secured revolving credit facility after giving effect to the May 2022 amendment that increased the revolving commitments under the 2018 Credit Agreement by $80 million from $250 million (the “2018 Revolving Credit Facility” and, together with the 2018 Term Loan Facility, the “Senior Secured Credit Facilities”). GrafTech Finance Inc. (“GrafTech Finance”) is the sole borrower under the 2018 Term Loan Facility while GrafTech Finance, GrafTech Switzerland SA (“Swissco”) and GrafTech Luxembourg II S.à r.l. (“Luxembourg Holdco” and, together with GrafTech Finance and Swissco, the “Co-Borrowers”) are co-borrowers under the 2018 Revolving Credit Facility. The 2018 Term Loan Facility and the 2018 Revolving Credit Facility mature on February 12, 2025 and May 31, 2027, respectively. As of March 31, 2023 and December 31, 2022, there was no debt outstanding on the 2018 Revolving Credit Facility and there was $3.0 million of letters of credit drawn against the 2018 Revolving Credit Facility as of each date.
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
The 2018 Term Loan Facility amortizes at a rate of $112.5 million a year payable in equal quarterly installments, with the remainder due at maturity. The Co-Borrowers are permitted to make voluntary prepayments at any time without premium or penalty. GrafTech Finance is required to make prepayments under the 2018 Term Loan Facility (without payment of a premium) with (i) net cash proceeds from non-ordinary course asset sales (subject to customary reinvestment rights and other customary exceptions and exclusions), and (ii) commencing with the Company’s fiscal year ended December 31, 2019, 75% of Excess Cash Flow (as defined in the 2018 Credit Agreement), subject to step-downs to 50% and 0% of Excess Cash Flow based on achievement of a senior secured first lien net leverage ratio greater than 1.25 to 1.00 but less than or equal to 1.75 to 1.00 and less than or equal to 1.25 to 1.00, respectively. Scheduled quarterly amortization payments of the 2018 Term Loan Facility during any calendar year reduce, on a dollar-for-dollar basis, the amount of the required Excess Cash Flow prepayment for such calendar year, and the aggregate amount of Excess Cash Flow prepayments for any calendar year reduce subsequent quarterly amortization payments of the 2018 Term Loan Facility as directed by GrafTech Finance. As of March 31, 2023, we have satisfied all required amortization installments through the maturity date.
The 2018 Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to GrafTech and restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The 2018 Credit Agreement contains a financial covenant that requires GrafTech to maintain a senior secured first lien net leverage ratio not

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

greater than 4.00 to 1.00 when the aggregate principal amount of borrowings under the 2018 Revolving Credit Facility and outstanding letters of credit issued under the 2018 Revolving Credit Facility (except for undrawn letters of credit in an aggregate amount equal to or less than $35.0 million), taken together, exceed 35% of the total amount of commitments under the 2018 Revolving Credit Facility. The 2018 Credit Agreement also contains customary events of default. We were in compliance with all of our debt covenants as of March 31, 2023 and December 31, 2022.

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

(5)Inventories
Inventories are comprised of the following:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$217,587	$216,761
Work in process	206,732	192,821
Finished goods	44,290	38,159
Total	$468,609	$447,741

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)Interest Expense
The following table presents the components of interest expense:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Interest incurred on debt	$10,622	$11,358
Accretion of original issue discount on 2018 Term Loan Facility	168	527
Amortization of debt issuance costs and modification costs	655	1,244
Unrealized mark-to-market loss (gain) on de-designated interest rate swap	1,361	(3,917)
Total interest expense	$12,806	$9,212
The 2020 Senior Secured Notes carry a fixed interest rate of 4.625%. The 2018 Term Loan Facility had an effective interest rate of 7.84% and 7.38% as of March 31, 2023 and December 31, 2022, respectively. The Company has interest rate swap contracts to fix its cash flows associated with the risk in variability in the one-month USD London Interbank Offered Rate (“USD LIBOR”) for the 2018 Term Loan Facility. The interest rate swaps fixed the cash flows associated with the payments on our 2018 Term Loan Facility to an effective fixed interest rate of 4.2% in the first quarters of 2023 and 2022. See Note 4, “Debt and Liquidity” for details of our debt and Note 9, “Fair Value Measurements and Derivative Instruments” for additional details on our interest rate swaps and embedded derivative.
In the first quarter of 2022, we made voluntary prepayments of $70.0 million under our 2018 Term Loan Facility. In connection with this, we recorded $0.3 million of accelerated accretion of the original issue discount and $0.5 million of accelerated amortization of the debt issuance cost. We did not make any voluntary prepayments under our 2018 Term Loan facility in the first quarter of 2023.

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
We are involved in certain arbitrations as respondents/counterclaimants, pending before the International Chamber of Commerce with a few customers who, among other things, have failed to perform under their LTAs and in certain instances are seeking to modify or frustrate their contractual commitments to us. In particular, Aperam South America LTDA, Aperam Sourcing S.C.A., ArcelorMittal Sourcing S.C.A., and ArcelorMittal Brasil S.A. (collectively, the “Claimants”) initiated a single arbitration proceeding against two of the Company’s subsidiaries in the International Chamber of Commerce in June 2020. The Claimants argue, among other things, that they should no longer be required to comply with the terms of their LTAs that they signed due to an alleged drop in market prices for graphite electrodes in January 2020. Alternatively, the Claimants argue that they should not be required to comply with the LTAs that they signed due to alleged market circumstances at the time of execution. In June 2021, the Claimants filed their statement of claim, seeking approximately $61.0 million plus interest in monetary relief and/or reimbursement in respect of several fixed price LTAs that were executed between such subsidiaries and the Claimants in 2017 and 2018. On December 16, 2022, the Claimants revised their calculation of alleged damages to approximately $178.9 million including interest, with damages covering the period from the first quarter of 2020 through the end of the third quarter of 2022 and interest covering the period from June 2020 through December 16, 2022. In March 2023, an International Chamber of Commerce hearing was held before the party-appointed sole arbitrator with the Claimants, the Company, and witnesses in attendance. On March 31, 2023, the Claimants further revised their calculation of alleged damages to approximately $171.7 million including interest, for the period covering the first quarter of 2020 through 2022. We expect the Claimants to provide a final calculation of alleged damages in June 2023. We believe we have valid defenses to these claims. We intend to vigorously defend them and enforce our rights under the LTAs.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees' appeal in favor of GrafTech Brazil. The employees filed a further appeal and on September 12, 2022, we filed our response in opposition. We intend to vigorously defend our position. As of March 31, 2023, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the three months ended March 31, 2023, are presented below:

(Dollars in thousands)
Balance as of December 31, 2022	$820
Product warranty charges/adjustments	69
Payments and settlements	(148)
Balance as of March 31, 2023	$741
Related Party Tax Receivable Agreement
On April 23, 2018, the Company entered into the tax receivable agreement ("Tax Receivable Agreement") that provides Brookfield, as the sole pre-IPO stockholder, the right to receive future payments from us for 85% of the amount of cash savings, if any, in U.S. federal income tax and Swiss tax that we and our subsidiaries realize as a result of the utilization of the pre-IPO tax assets. In addition, we will pay interest on the payments we will make to Brookfield with respect to the amount of these cash savings from the due date (without extensions) of our tax return where we realize these savings to the payment date. On April 10, 2023, the Tax Receivable Agreement was amended and restated to change the applicable interest rate from LIBOR plus 1.00% per year to the one-month period secured overnight financing rate administered by the Federal Reserve Bank of New York plus 1.10%. The term of the Tax Receivable Agreement commenced on April 23, 2018 and will continue until there is no potential for any future tax benefit payments.
As of March 31, 2023, the total Tax Receivable Agreement liability was $10.9 million, of which $5.1 million was classified as current liability "Related party payable - Tax Receivable Agreement" on the Condensed Consolidated Balance Sheets and $5.8 million of the liability was classified as a long-term liability in "Related party payable - Tax Receivable Agreement long-term" on the Condensed Consolidated Balance Sheets. As of December 31, 2022, the total Tax Receivable Agreement liability was $15.5 million, of which $4.6 million was classified as a current liability "Related party payable - Tax Receivable Agreement" on the Condensed Consolidated Balance Sheets, and $10.9 million of the liability was classified as a long-term liability in "Related party payable - Tax Receivable Agreement long-term" on the Condensed Consolidated Balance Sheets.
Mexico Value-Added Tax (“VAT”)
In July 2019, the Mexican Tax Authority (“MTA”) opened an audit of the VAT filings of one of the Company’s subsidiaries in Mexico for the period of January 1 to April 30, 2019. In September 2021, the MTA issued a tax assessment, claiming improper use of a certain VAT exemption rule for purchases from a foreign affiliate. The Company filed an administrative appeal against the tax assessment with the MTA’s appeals office. In November 2022, the MTA’s appeals office

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

concluded its review and confirmed the tax assessment. The Company believes that the purchases from a foreign affiliate are exempt from VAT back-up withholding and in December 2022, the Company filed a Claim for Nullity with the Chamber Specialized in exclusive resolution of substance of the Federal Court of Administrative Justice. As of March 31, 2023, the tax assessment for the four month period under audit amounted to approximately $25.0 million, including penalties, inflation and interest. Interest will continue to accrue up to five years and inflation will continue to accrue with the passage of time.
After the filing of the Claim for Nullity, in January 2023, the MTA opened another audit of the VAT filings of the same subsidiary in Mexico for the period January 1 to December 31, 2018. The MTA is alleging the same improper use of certain VAT exemption rules on purchases from a foreign affiliate and has provided notice of its intent to assess approximately $51.0 million, including penalties, inflation and interest. In Mexico, each tax assessment requires a separate claim. In the first quarter of 2023, the Company initiated a mediation process with the MTA to avoid the assessment being issued by the MTA. If the mediation process does not result in a satisfactory outcome, the Company intends to pursue administrative appeal procedures with the MTA to attempt to satisfactorily resolve this matter. The $51.0 million includes interest and inflation, which will continue to accrue with the passage of time.
The Company believes that its application of the VAT exemption rules is appropriate and, accordingly, does not believe that it is probable that it will incur a loss related to this matter for either of the two periods under the MTA’s audit. The Company intends to vigorously defend its position.
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

The following table summarizes the (benefit) provision for income taxes:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
(Benefit) provision for income taxes	$(2,904)	$19,797
Pre-tax (loss) income	(10,273)	143,980
Effective tax rate	28.3%	13.7%
The effective tax rate for the first quarter of 2023 varied from the U.S. statutory tax rate of 21% primarily due to worldwide earnings from various countries taxed at different rates. The effective tax rate for the first quarter of 2022 was lower than the U.S. statutory tax rate of 21% primarily due to worldwide earnings from various countries taxed at different rates, which was partially offset by the net combined impact related to the U.S. taxation of global intangible low taxed income (“GILTI”) and Foreign Tax Credits (“FTCs”).
The decrease in the provision for income taxes was primarily due to a reduction in pre-tax income.
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
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. All U.S. federal tax years prior to 2019 are generally closed by statute or have been audited and settled with the applicable domestic tax authorities. Other jurisdictions are generally closed for years prior to 2017.
We continue to assess the realization of our deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Examples of

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

positive evidence would include a strong earnings history, an event or events that would increase our taxable income through a continued reduction of expenses, and tax planning strategies that would indicate an ability to realize deferred tax assets. In circumstances where the significant positive evidence does not outweigh the negative evidence in regards to whether or not a valuation allowance is required, we have established and maintained valuation allowances on those net deferred tax assets. There were no material changes to our valuation allowances in the first quarter of 2023.
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
Foreign currency forward and swap contracts are used to mitigate the foreign exchange risk of balance sheet items. These derivatives are fair value hedges. Gains and losses from these derivatives are recorded in cost of goods sold and they are largely offset by the financial impact of translating foreign currency-denominated payables and receivables.
In the first quarter of 2022, we entered into foreign currency derivatives with maturities of one month to 12 months in order to protect against the risk that cash flows associated with certain sales and purchases denominated in a currency other than the U.S. dollar will be adversely affected by future changes in foreign exchange rates. These derivatives are designated as cash flow hedges. The resulting unrealized gains or losses from these derivatives are recorded in accumulated other comprehensive income ("AOCI") and subsequently, when realized, are reclassified to net sales or cost of goods sold in the Condensed Consolidated Statements of Operations when the hedged exposures affect earnings.
Commodity derivative contracts
From time to time, we enter into commodity derivative contracts for refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. The unrealized gains or losses related to commodity derivative contracts designated as cash flow hedges are recorded in AOCI and subsequently, when realized, are reclassified to the Condensed Consolidated Statement of Operations when the hedged item impacts earnings, which is when the finished product is sold. The last of our commodity derivative contracts matured as of June 30, 2022 and we have not entered into any new contracts as of March 31, 2023.
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The debt host portion amounted to a liability of $3.3 million as of March 31, 2023, with $2.3 million included in "Other accrued liabilities" and $1.0 million in "Other long-term obligations" on the Condensed Consolidated Balance Sheets. As of December 31, 2022, the debt host portion amounted to a liability of $3.8 million, with $2.3 million included in "Other accrued liabilities" and $1.5 million included in "Other long-term obligations" on the Condensed Consolidated Balance Sheets. The corresponding loss is accounted for in AOCI and is being amortized over the remaining life of the swaps. The embedded derivative is treated as a cash flow hedge.
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
In the third quarter of 2022, we redeemed $67.0 million of our $250.0 million notional amount de-designated interest rate swap. The change in fair value of the de-designated embedded derivative in the first quarter of 2023 resulted in a loss of $1.4 million compared to a gain of $3.9 million in the first quarter of 2022, recorded in interest expense in the Condensed Consolidated Statements of Operations.
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The notional amounts of our outstanding derivative instruments as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
	Notional Amount	Notional Amount
	(Dollars in thousands)
Derivative instruments designated as hedges:
Interest rate swap contracts	$250,000	$250,000

Derivative instruments not designated as hedges:
Foreign currency derivatives	$37,332	$70,420
Interest rate swap contracts	183,000	183,000
The following table summarizes the fair value of our outstanding derivatives designated as hedges (on a gross basis) and balance sheet classification as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	Fair Value	Fair Value
	(Dollars in thousands)
Prepaid and other current assets
Interest rate swap contracts	$9,885	$10,246
Total	$9,885	$10,246

Other assets
Interest rate swap contracts	$3,191	$5,575
Total	$3,191	$5,575

Net asset	$13,076	$15,821
As a result of the settlement of commodity derivative contracts and foreign currency derivatives, as of March 31, 2023, net realized pre-tax gains of $14.7 million and net realized pre-tax losses of $3.5 million were reported in AOCI and will be released to earnings within the following 12 months. No ineffectiveness expense was recorded in the first quarter of 2023 or 2022. See the table below for amounts recognized on the effective portion of our commodity derivative contracts in the Statement of Operations.
The realized (gains) losses on cash flow hedges are recognized in the Statements of Operations when the hedged item impacts earnings and are as follows for the periods ended March 31, 2023 and 2022:

		Amount of (Gain)/Loss Recognized
	Location of Realized (Gain)/Loss Recognized in the Condensed Consolidated Statement of Operations	Three Months Ended March 31,
		2023	2022
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold	$2,040	$—
Commodity derivative contracts	Cost of goods sold	(2,817)	(2,978)
Interest rate swap contracts	Interest expense	(2,445)	421

Pretax gains and losses on non-designated derivatives recognized in earnings are as follows:

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Condensed Consolidated Statement of Operations	Three Months Ended March 31,
		2023	2022
Derivatives not designated as hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold, other expense (income), net	$436	$474
Interest rate swap contracts	Interest expense	1,361	(3,917)
The following table summarizes the fair value of our outstanding derivatives not designated as hedges (on a gross basis) and balance sheet classification as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	Fair Value	Fair Value
	(Dollars in thousands)
Prepaid and other current assets
Interest rate swap contracts	$7,225	$7,492
Foreign currency derivatives	160	92

Other assets
Interest rate swap contracts	2,327	4,071

Other accrued liabilities
Foreign currency derivatives	(96)	(282)

Net asset	$9,616	$11,373

(10) Accumulated Other Comprehensive Loss
The balance in our Accumulated other comprehensive loss is set forth in the following table:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Foreign currency translation adjustments, net of tax	$(24,731)	$(29,354)
Commodity, interest rate, and foreign currency derivatives, net of tax	18,707	21,284
Total accumulated other comprehensive loss	$(6,024)	$(8,070)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) (Loss) Earnings per Share
During the three months ended March 31, 2023, we did not repurchase any shares of our common stock. In the three months ended March 31, 2022, we repurchased 3,035,830 shares of our common stock for $30.0 million under our common stock repurchase program. The settled shares were subsequently retired.
The following table presents a reconciliation of the numerator and denominator of basic and diluted (loss) earnings per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands, except per share amounts)
Numerator for basic and diluted (loss) earnings per share:
Net (loss) income	$(7,369)	$124,183
Denominator:
Weighted average common shares outstanding for basic calculation	256,974,904	262,592,029
Add: Effect of equity awards	—	65,770
Weighted average common shares outstanding for diluted calculation	256,974,904	262,657,799
Basic (loss) earnings per share	$(0.03)	$0.47
Diluted (loss) earnings per share	$(0.03)	$0.47
Basic (loss) earnings per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding, which included 341,570 and 172,010 shares of participating securities in the three months ended March 31, 2023 and 2022, respectively. Diluted (loss) earnings per share is calculated by dividing net (loss) income by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted (loss) earnings per share calculation for the three months ended March 31, 2023 excludes the dilutive effect of approximately 790 shares, primarily related to restricted stock units, as their inclusion would have been anti-dilutive due to the Company's net loss.
Additionally, the weighted average common shares outstanding for the diluted (loss) earnings per share calculation excludes consideration of 2,857,827 and 1,479,638 equivalent shares for the three months ended March 31, 2023 and 2022, respectively, as their effect would have been anti-dilutive.
(12) Stock-Based Compensation
The Human Resources and Compensation Committee of our Board of Directors granted 519,482 stock options, 665,417 restricted stock units (“RSUs”) and 542,743 performance stock units (“PSUs”), and our electing non-employee directors received 30,441 deferred share units (“DSUs”) during the three months ended March 31, 2023 under our Omnibus Equity Incentive Plan. The weighted average exercise price per share and weighted average fair value per share of the stock options granted in the three months ended March 31, 2023 was $5.51 and $3.01, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:

Dividend yield	0.73%
Expected volatility	58.16%
Risk-free interest rate	4.04%
Expected term (in years)	6.0 years

We measure the fair value of grants of RSUs and DSUs based on the closing market price of a share of our common stock on the date of the grant. The weighted average fair value per share was $5.58 for RSUs and $4.86 for DSUs granted during the three months ended March 31, 2023.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We measure the fair value of grants of PSUs using a monte carlo valuation. The weighted average fair value of the PSUs granted in the three months ended March 31, 2023 was $7.30 per share and will be expensed over a vesting period of three years. The final payout to holders of PSUs will be based upon the Company's total shareholder return relative to a peer group's performance measured at the end of each performance period.
In the three months ended March 31, 2023 and 2022, we recognized $0.8 million and $0.5 million, respectively, of stock-based compensation expense. The majority of the expense, $0.7 million and $0.4 million, respectively, was recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations, with the remaining expense recorded in cost of goods sold.
As of March 31, 2023, the unrecognized compensation cost related to the unvested portion of all stock-based awards was approximately $14.0 million and is expected to be recognized over the remaining vesting period of the respective grants.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) Supplementary Balance Sheet Detail
Supplier Finance Program (“SFP”) Obligations
GrafTech Mexico S.A. De C.V. (“GrafTech Mexico”) participates in an electronic vendor voucher payment program supported by the Mexican Government through one of its national banks, whereby suppliers can factor their invoices through a financial intermediary. This program gives GrafTech Mexico’s suppliers the option to settle trade receivables by obtaining payment from the financial intermediary prior to the invoice due date for a discounted amount. The Company’s responsibility is limited to making payment on the terms originally negotiated with its supplier, regardless of whether the supplier elects to receive early payment. The range of payment terms the Company negotiates with its suppliers is consistent, irrespective of whether a supplier participates in the program.
As of March 31, 2023, $7.0 million of SFP obligations were included in accounts payable on the Condensed Consolidated Balance Sheets and upon settlement, are reflected as cash flow from operating activities in the Condensed Consolidated Statements of Cash Flows. We did not have a SFP obligation as of December 31, 2022.

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
The environmental and economic advantages of electric arc furnace steel production position both that industry and the graphite electrode industry for continued long-term growth.
We believe GrafTech's leadership position and vertical integration are sustainable competitive advantages. The services and solutions we provide will position our customers and us for a better future.
Operational and Commercial Update
Sales volume for the first quarter of 2023 was 16.9 thousand metric tons (“MT”), consisting of 7.4 thousand MT of LTA volume and 9.5 thousand MT of non-LTA volume, and decreased 61% compared to the first quarter of 2022, primarily reflecting the residual impact of the suspension of our operations in Monterrey, Mexico that began near the end of the third quarter of 2022. Although the facility resumed production during the fourth quarter of 2022, the suspension coincided with a key commitment window for customer purchases covering the first six months of 2023. The resulting uncertainty during this timeframe limited our ability to enter into new customer commitments for the first half of 2023. In addition, the lower sales volume was partially attributable to softness in graphite electrode demand.
For the first quarter of 2023, the weighted-average realized price for our LTA volume was $9,000 per MT, a reduction of 6% compared to $9,600 per MT in the first quarter of 2022. For our non-LTA volume, the weighted-average realized price for graphite electrodes delivered and recognized in revenue in the first quarter of 2023 was $6,000 per MT, consistent with the weighted-average realized non-LTA price for 2022.
Production volume was 15.8 thousand MT in the first quarter of 2023, a decrease of 66% compared to the first quarter of 2022, as we proactively reduced production at our European graphite electrode manufacturing facilities to align our production volume with our evolving demand outlook.
Outlook
The suspension of our operations in Monterrey, Mexico in late 2022 will have a significant impact on our sales volume through the end of the second quarter of 2023. In addition, we anticipate continued soft demand for graphite electrodes due to ongoing economic uncertainty and geopolitical conflict. Reflecting these factors, we estimate our sales volume for the second quarter of 2023 will be in the range of 24 thousand MT to 27 thousand MT, with non-LTA pricing expected to decline slightly from first quarter 2023 levels. In the second half of the year, we anticipate sales volume levels will further recover, as we move past Monterrey suspension-driven uncertainty and anticipate that a gradual improvement in market conditions will strengthen demand for graphite electrodes. As a result, we currently estimate our sales volume for the full year of 2023 will be in the range of 100 thousand MT to 115 thousand MT.
For the full year of 2023, we also continue to expect a significant year-over-year increase in our cash cost of goods sold per MT as fixed costs are being recognized over a smaller volume base and reflecting the full-year impact of higher raw material costs that increased throughout 2022. In response to higher input costs, we are closely managing our operating costs and capital expenditures, as well as our working capital levels.
Looking ahead, we remain confident in our ability to overcome near-term challenges and are optimistic about the longer-term outlook for our business. We anticipate the steel industry’s accelerating efforts to decarbonize will lead to increased adoption of the electric arc furnace method of steelmaking, driving long-term demand growth for graphite electrodes. We also anticipate the demand for petroleum needle coke, the key raw material we use to produce our graphite electrodes, to accelerate driven by its use to produce synthetic graphite for use in lithium-ion batteries for the growing electric vehicle market. We believe that the actions we are taking, supported by a distinct set of capabilities, including our vertical integration into petroleum needle coke production via our Seadrift facility, will optimally position GrafTech to benefit from these sustainable industry tailwinds.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Steel market capacity utilization rates have been as follows:

	Q1 2023	Q4 2022	Q1 2022
Global (ex-China) capacity utilization rate(1)	65%	64%	70%
U.S. steel market capacity utilization rate(2)	74%	72%	80%
(1) Source: World Steel Association, Metal Expert and GrafTech analysis, as of April 2023
(2) Source: American Iron and Steel Institute, as of April 2023

The table of estimated shipments of graphite electrodes under existing LTAs has been updated as follows to reflect our current expectations for the full years of 2023 and 2024:

	2023 Outlook	2024 Outlook
Estimated LTA volume(1)	27-31	13-16
Estimated LTA revenue(2)	$235-$265	$100-$135(3)
(1) In thousands of MT
(2) In millions
(3) Includes expected termination fees from a few customers that have failed to meet certain obligations under their LTAs

We recorded 7.4 thousand MT of LTA volume and $69.9 million of LTA revenue in the three months ended March 31, 2023, and we expect to record 20 thousand to 24 thousand MT of LTA volume and approximately $165.0 million to $195.0 million of LTA revenue for the remainder of 2023.
The majority of the LTAs are defined as pre-determined fixed annual volume contracts while a small portion are defined with a specified volume range. For the years 2023 and through 2024, the contractual revenue amounts above are based upon the minimum volume for those contracts with specified ranges. The actual revenue realized from these contracted volumes may vary in timing and total due to contract non-performance, force majeure notices, arbitrations, credit risk associated with certain customers facing financial challenges and customer demand related to contracted volume ranges. The estimates of LTA volume and revenue as set forth above in the immediately preceding table includes our current expectations of termination fees from our customers who have failed to meet certain obligations under their LTAs.
Capital Structure and Capital Allocation
As of March 31, 2023, GrafTech had cash and cash equivalents of $135.4 million and gross debt of approximately $934.0 million, with these metrics relatively unchanged compared to the end of 2022. The Company's current capital allocation approach is focused on maintaining sufficient liquidity as we recover from the impact of the temporary suspension of our operations in Monterrey, Mexico, while making targeted investments to support long-term growth.
We continue to expect full year capital expenditures to be in the range of $55.0 million to $60.0 million for 2023.
Key metrics used by management to measure performance
In addition to measures of financial performance presented in our Condensed Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States ("GAAP"), we use certain other financial measures and operating metrics to analyze the performance of our Company. Our “non-GAAP” financial measures consist of EBITDA, adjusted EBITDA, adjusted net (loss) income and adjusted (loss) earnings per share, which help us evaluate growth trends, establish budgets, assess operational efficiencies and evaluate our overall financial performance. Our key operating metrics consist of sales volume, production volume, production capacity and capacity utilization.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Key financial measures

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Net sales	$138,802	$366,245
Net (loss) income	(7,369)	124,183
(Loss) earnings per share(1)	(0.03)	0.47
EBITDA(2)	12,938	167,528
Adjusted net (loss) income(2)	(5,549)	125,920
Adjusted (loss) earnings per share(1)(2)	(0.02)	0.48
Adjusted EBITDA(2)	15,115	169,600
(1) (Loss) earnings per share represents diluted (loss) earnings per share. Adjusted (loss) earnings per share represents adjusted diluted (loss) earnings per share.
(2) Non-GAAP financial measure; see below for information and reconciliations of EBITDA, adjusted EBITDA and adjusted net (loss) income to net (loss) income and adjusted (loss) earnings per share to (loss) earnings per share, the most directly comparable financial measures calculated and presented in accordance with GAAP.
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
Production volume reflects graphite electrodes produced during the period. Production capacity reflects expected maximum production volume during the period depending on product mix and expected maintenance outage. Actual production may vary. Capacity utilization reflects production volume as a percentage of production capacity. Production volume, production capacity and capacity utilization help us understand the efficiency of our production, evaluate cost of goods sold and consider how to approach our contract initiative.

	Three Months Ended March 31,
(in thousands, except utilization)	2023	2022
Sales volume (MT)	16.9	43.3
Production volume (MT)(1)	15.8	46.1
Total production capacity (MT)(2)(3)	58.0	58.0
Total capacity utilization(3)(4)	27%	79%
Production capacity excluding St. Marys (MT)(2)(5)	51.0	51.0
Capacity utilization excluding St. Marys(4)(5)	31%	90%
(1) Production volume reflects graphite electrodes we produced during the period.
(2) Production capacity reflects expected maximum production volume during the period depending on product mix and expected maintenance outage. Actual production may vary.
(3) Includes graphite electrode facilities in Calais, France; Monterrey, Mexico; Pamplona, Spain; and St. Marys, Pennsylvania.
(4) Capacity utilization reflects production volume as a percentage of production capacity.
(5) Our St. Marys, Pennsylvania facility graphitizes a limited number of electrodes and pins sourced from our Monterrey, Mexico facility.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Results of Operations
The Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
The table presented in our period-over-period comparisons summarizes our Condensed Consolidated Statements of Operations and illustrates key financial indicators used to assess the consolidated financial results. Throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report ("MD&A"), insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	Three Months Ended March 31,		Increase/ Decrease	% Change
	2023	2022
	(Dollars in thousands)

Net sales	$138,802	$366,245	$(227,443)	(62)%
Cost of goods sold	112,645	191,214	(78,569)	(41)%
Gross profit	26,157	175,031	(148,874)	(85)%
Research and development	1,192	880	312	35%
Selling and administrative expenses	22,151	21,254	897	4%
Operating income	2,814	152,897	(150,083)	(98)%
Other expense (income), net	653	(197)	850	(431)%
Interest expense	12,806	9,212	3,594	39%
Interest income	(372)	(98)	(274)	280%
(Loss) income before (benefit) provision for income taxes	(10,273)	143,980	(154,253)	(107)%
(Benefit) provision for income taxes	(2,904)	19,797	(22,701)	(115)%
Net (loss) income	$(7,369)	$124,183	$(131,552)	(106)%
Net sales decreased $227.4 million, or 62%, compared to the first quarter of 2022, primarily reflecting lower sales volume, as well as a shift in the mix of our business from volume derived from LTAs to volume derived from non-LTAs.
Cost of goods sold decreased $78.6 million, or 41%, compared to the first quarter of 2022, primarily reflecting lower sales volume, partially offset by an increase in our costs as higher priced inventory was sold during the first quarter of 2023, reflecting the full-year impact of raw material, energy and freight cost increases that occurred throughout 2022. In addition, due to the reduced production levels in the first quarter of 2023, we recorded excess fixed manufacturing costs of approximately $12.6 million, including $2.8 million of depreciation, that would have otherwise been inventoried.
Selling and administrative expenses increased $0.9 million, or 4%, compared to the first quarter of 2022, primarily reflecting increased administrative spending, partially offset by reduced selling expenses driven by reduced sales volume.
Interest expense increased $3.6 million, or 39%, compared to the first quarter of 2022 primarily due the recognition of a $1.4 million mark-to-market loss in the first quarter of 2023, compared to a $3.9 million mark-to-market gain recorded in the first quarter of 2022 related to our de-designated interest rate swap.
The following table summarizes the (benefit) provision for income taxes:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)

(Benefit) provision for income taxes	$(2,904)	$19,797
Pre-tax (loss) income	(10,273)	143,980
Effective tax rate	28.3%	13.7%

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The reduction in the provision for income taxes decreased in the first quarter of 2023 compared to the first quarter of 2022 primarily due to a decrease in pre-tax income.
The effective tax rate for the first quarter of 2023 varied from the U.S. statutory tax rate of 21% primarily due to worldwide earnings from various countries taxed at different rates. The effective tax rate for the first quarter of 2022 was lower than the U.S. statutory tax rate of 21% primarily due to worldwide earnings from various countries taxed at different rates, which was partially offset by the net combined impact related to the U.S. taxation of GILTI and FTCs.
 Effects of Changes in Currency Exchange Rates
When the currencies of non-U.S. countries in which we have a manufacturing facility decline (or increase) in value relative to the U.S. dollar, this has the effect of reducing (or increasing) the U.S. dollar equivalent cost of goods sold and other expenses with respect to those facilities. In certain countries in which we have manufacturing facilities, and in certain export markets, we sell in currencies other than the U.S. dollar. Accordingly, when these currencies increase (or decline) in value relative to the U.S. dollar, this has the effect of increasing (or reducing) net sales. The result of these effects is to increase (or decrease) operating and net (loss) income.
Many of the non-U.S. countries in which we have a manufacturing facility have been subject to significant economic and political changes, which have significantly impacted currency exchange rates. We cannot predict changes in currency exchange rates in the future or whether those changes will have net positive or negative impacts on our net sales, cost of goods sold or net (loss) income.
The impact of these changes in the average exchange rates of other currencies against the U.S. dollar on our net sales was a decrease of $1.2 million for the first quarter ended March 31, 2023, compared to the same period of 2022. The impact of these changes on our cost of goods sold was an increase of $2.6 million for the three months ended March 31, 2023, compared to the same period in 2022.
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
We believe that we have adequate liquidity to meet our needs for at least the next twelve months and for the foreseeable future thereafter. As of March 31, 2023, we had liquidity of $462.4 million, consisting of $327.0 million of availability under our 2018 Revolving Credit Facility and cash and cash equivalents of $135.4 million. We remain subject to continued compliance with the financial covenant in our 2018 Revolving Credit Facility (see below and Note 4, "Debt and Liquidity") and our future operating performance could result in the reduction of the availability under our 2018 Revolving Credit Facility. We expect our operating cash flow to be positive for 2023 and do not anticipate the need to borrow against our 2018 Revolving Credit Facility. We had gross long-term debt of $933.9 million and gross short-term debt of $0.1 million as of March 31, 2023. As of December 31, 2022, we had liquidity of $461.6 million consisting of $327.0 million available under our 2018 Revolving Credit Facility (subject to continued compliance with the financial covenants and representations) and cash and cash equivalents of $134.6 million. We had gross long-term debt of $933.9 million and gross short-term debt of $0.1 million as of December 31, 2022.
As of March 31, 2023 and December 31, 2022, $80.0 million and $92.3 million, respectively, of our cash and cash equivalents were located outside of the U.S. We repatriate funds from our foreign subsidiaries through dividends. All of our subsidiaries face the customary statutory limitation that distributed dividends cannot exceed the amount of retained and current earnings. Upon repatriation to the U.S., the foreign source portion of dividends we receive from our foreign subsidiaries are not subject to U.S. federal income tax because the amounts were either previously taxed or are exempted from tax by Section 245A of the Internal Revenue Service Code (the "Code").

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Cash flow and plans to manage liquidity. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of tax and interest payments and other factors.
Debt Structure
We had total availability under the 2018 Revolving Credit Facility of $327.0 million as of March 31, 2023 and December 31, 2022. The balance consisted of the $330.0 million limit reduced by $3.0 million of outstanding letters of credit in both periods.
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
The 2018 Term Loan Facility amortizes at a rate of $112.5 million a year payable in equal quarterly installments, with the remainder due at maturity. The Co-Borrowers are permitted to make voluntary prepayments at any time without premium or penalty. GrafTech Finance is required to make prepayments under the 2018 Term Loan Facility (without payment of a premium) with (i) net cash proceeds from non-ordinary course asset sales (subject to customary reinvestment rights and other customary exceptions and exclusions), and (ii) commencing with the Company’s fiscal year ended December 31, 2019, 75% of

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Excess Cash Flow (as defined in the 2018 Credit Agreement), subject to step-downs to 50% and 0% of Excess Cash Flow based on achievement of a senior secured first lien net leverage ratio greater than 1.25 to 1.00 but less than or equal to 1.75 to 1.00 and less than or equal to 1.25 to 1.00, respectively. Scheduled quarterly amortization payments of the 2018 Term Loan Facility during any calendar year reduce, on a dollar-for-dollar basis, the amount of the required Excess Cash Flow prepayment for such calendar year, and the aggregate amount of Excess Cash Flow prepayments for any calendar year reduce subsequent quarterly amortization payments of the 2018 Term Loan Facility as directed by GrafTech Finance. As of March 31, 2023, we have satisfied all required amortization installments through the maturity date.
The 2018 Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to GrafTech and restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The 2018 Credit Agreement contains a financial covenant that requires GrafTech to maintain a senior secured first lien net leverage ratio not greater than 4.00 to 1.00 when the aggregate principal amount of borrowings under the 2018 Revolving Credit Facility and outstanding letters of credit issued under the 2018 Revolving Credit Facility (except for undrawn letters of credit in an aggregate amount equal to or less than $35.0 million), taken together, exceed 35% of the total amount of commitments under the 2018 Revolving Credit Facility. The 2018 Credit Agreement also contains customary events of default. We were in compliance with all of our debt covenants as of March 31, 2023 and December 31, 2022.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding 2020 Senior Secured Notes may declare all of the 2020 Senior Secured Notes to be due and payable immediately.
The entirety of the 2020 Senior Secured Notes proceeds was used to pay down a portion of our 2018 Term Loan Facility.
Uses of Liquidity
In July 2019, our Board of Directors authorized a program to repurchase up to $100.0 million of our outstanding common stock. In November 2021, our Board of Directors authorized the repurchase of an additional $150.0 million of stock repurchases under this program. We may purchase shares from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18 plans. The amount and timing of repurchases are subject to a variety of factors including liquidity, stock price, applicable legal requirements, other business objectives and market conditions. In the first three months of 2023, we did not repurchase any shares of our common stock. As of March 31, 2023, we had $99.0 million remaining under our stock repurchase authorization.
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
In 2022, we voluntarily repaid $110.0 million of principal of our 2018 Term Loan Facility. There were no voluntary repayments of debt during the first quarter of 2023.
Potential uses of our liquidity include dividends, share repurchases, capital expenditures, scheduled debt repayments, optional debt repayments, refinancing of our credit facilities and other general purposes. Any such potential uses of our liquidity may be funded by existing available liquidity, the incurrence of new secured or unsecured loans or capital market issuances. We continue to monitor the loan and debt capital markets for opportunities to proactively refinance or otherwise extend the maturity of our 2018 Term Loan Facility. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn, including any recession or potential resurgence of the COVID-19 pandemic, could significantly and negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.
In order to seek to minimize our credit risks, we may reduce our sales of, or refuse to sell (except for prepayment, cash on delivery or under letters of credit or parent guarantees), our products to some customers and potential customers. Our unrecovered trade receivables worldwide have not been material during the last two years individually or in the aggregate.
We manage our capital expenditures by taking into account quality, plant reliability, safety, environmental and regulatory requirements, prudent or essential maintenance requirements, global economic conditions, available capital resources, liquidity, long-term business strategy and return on invested capital for the relevant expenditures, cost of capital and return on invested capital of the Company as a whole and other factors.     Capital expenditures totaled $25.3 million in the three months ended March 31, 2023. We continue to expect full-year capital expenditures to be in the range of $55.0 million to $60.0 million for 2023.
In the event that operating cash flows fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our 2018 Revolving Credit Facility, to the extent available. The Company also maintains access to capital markets and may issue debt or equity securities from time to time, which may provide an additional source of liquidity.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

    Cash Flows
The following table summarizes our cash flow activities:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash flow provided by (used in):
Operating activities	$24,798	$146,316
Investing activities	(25,179)	(16,782)
Financing activities	807	(103,517)
Net change in cash and cash equivalents	$426	$26,017
Operating Activities
Cash provided by operating activities totaled $24.8 million in the first three months of 2023 compared to $146.3 million in the prior-year period. The decrease in operating cash flow was primarily due to the $131.6 million reduction in net income in the first quarter of 2023 versus the first quarter of 2022. Partially offsetting reduced net income was an increase in cash provided by working capital of $13.1 million. Cash flow provided by accounts receivable increased $63.6 million, compared to the first three months of 2022, primarily due to reduced sales volumes. Cash flow provided by prepaid expenses and other current assets increased $17.9 million, compared to the first three months of 2022, primarily due to timing of payments. Cash flow used for inventories decreased $7.3 million, compared to the first three months of 2022, driven by reduced volume. Cash flow used for accounts payable and accruals was $12.5 million in the first three months of 2023 compared to a source of cash of $57.0 million in the first three months of 2022 primarily due to a reduced amount of customer pre-payments in the first quarter of 2023 versus the first quarter of 2022.
Investing Activities
Net cash used in investing activities was $25.2 million in the three months ended March 31, 2023 compared to $16.8 million in the three months ended March 31, 2022. The increase is primarily due to increased capital expenditures.
 Financing Activities
Net cash provided by financing activities was $0.8 million for the three months ended March 31, 2023 compared to $103.5 million used in financing activities in the first three months of 2022. The decrease was primarily due to $70.0 million of debt repayments and $30.0 million of stock repurchases made in the first three months of 2022, which did not re-occur in the first quarter 2023.
Related Party Transactions
We have engaged in transactions with affiliates or related parties in the three months ended March 31, 2023 and we expect to continue to do so in the future. These transactions include ongoing obligations under the Tax Receivable Agreement, Stockholders Rights Agreement and Registration Rights Agreement, each with Brookfield.
Description of Our Financing Structure
We discuss our financing structure in more detail in Note 4, "Debt and Liquidity" in the Notes to the Condensed Consolidated Financial Statements.
Non-GAAP financial measures
In addition to providing results that are determined in accordance with GAAP, we have provided certain financial measures that are not in accordance with GAAP. EBITDA, adjusted EBITDA, adjusted net (loss) income, adjusted (loss) earnings per share, free cash flow, adjusted free cash flow and cash cost of goods sold per MT are non-GAAP financial measures. We define EBITDA, a non‑GAAP financial measure, as net (loss) income plus interest expense, minus interest income, plus income taxes and depreciation and amortization. We define adjusted EBITDA as EBITDA plus any pension and

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

other post-employment benefit ("OPEB") plan expenses (benefits), non‑cash losses from foreign currency remeasurement of non‑operating assets and liabilities in our foreign subsidiaries where the functional currency is the U.S. dollar, stock-based compensation expense, non-cash fixed asset write-offs and related party payable - Tax Receivable Agreement adjustments. Adjusted EBITDA is the primary metric used by our management and our Board of Directors to establish budgets and operational goals for managing our business and evaluating our performance.
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
•adjusted EBITDA does not reflect expenses or benefits relating to our pension and OPEB plans;
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
We define adjusted net (loss) income, a non‑GAAP financial measure, as net (loss) income and exclude the items used to calculate adjusted EBITDA, less the tax effect of those adjustments. We define adjusted (loss) earnings per share, a non‑GAAP financial measure, as adjusted net (loss) income divided by the weighted average diluted common shares outstanding during the period. We believe adjusted net (loss) income and adjusted (loss) earnings per share are useful to present to investors because we believe that they assist investors’ understanding of the underlying operational profitability of the Company.
Free cash flow and adjusted free cash flow, non-GAAP financial measures, are metrics used by our management and our Board of Directors to analyze cash flows generated from operations. We define free cash flow as net cash provided by operating activities less capital expenditures. We define adjusted free cash flow as free cash flow adjusted by payments made or received from the settlement of interest rate swap contracts and payments of the Change in Control charges that were triggered as a result of the ownership of our largest stockholder falling below 30% of our total outstanding shares. We believe these free cash flow metrics are useful to present to investors because we believe that they facilitate comparison of the Company’s performance with its competitors. For purposes of this release, a Change in Control occurred when Brookfield and any affiliates thereof ceased to own stock of the Company that constitutes at least thirty percent (30%) or thirty-five percent (35%), as applicable, of the total fair market value or total voting power of the stock of the Company (the "Change in Control").

We define cash cost of goods sold per MT as cost of goods sold less depreciation and amortization and less cost of goods sold associated with the portion of our sales that consists of deliveries of by-products of the manufacturing processes, with this total divided by our sales volume measured in MT. We believe this is an important measure as it is used by our management and Board of Directors to evaluate our costs on a per MT basis.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

In evaluating EBITDA, adjusted EBITDA, adjusted net (loss) income and adjusted (loss) earnings per share, you should be aware that in the future, we will incur expenses similar to the adjustments in the reconciliations presented below. Our presentations of EBITDA, adjusted EBITDA, adjusted net (loss) income and adjusted (loss) earnings per share, should not be construed as suggesting that our future results will be unaffected by these expenses or any unusual or non‑recurring items. When evaluating our performance, you should consider EBITDA, adjusted EBITDA, adjusted net (loss) income and adjusted (loss) earnings per share, alongside other measures of financial performance and liquidity, including our net (loss) income and (loss) earnings per share, respectively, and other GAAP measures.
The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

Reconciliation of Net (Loss) Income to Adjusted Net (Loss) Income
	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands, except per share data)
Net (loss) income	$(7,369)	$124,183

Diluted (loss) income per common share:
Net (loss) income per share	$(0.03)	$0.47
Weighted average shares outstanding	256,974,904	262,657,799

Adjustments, pre-tax:
Pension and OPEB plan expenses(1)	918	551
Non-cash losses on foreign currency remeasurement(2)	447	1,236
Stock-based compensation expense(3)	796	465
Related party payable - Tax Receivable Agreement adjustment(4)	16	(180)
Total non-GAAP adjustments pre-tax	2,177	2,072
Income tax impact on non-GAAP adjustments(5)	357	335
Adjusted net (loss) income	$(5,549)	$125,920
(1)Net periodic benefit cost for our pension and OPEB plans.
(2)Non-cash losses from foreign currency remeasurement of non-operating assets and liabilities of our non-U.S. subsidiaries where the functional currency is the U.S. dollar.
(3)Non-cash expense for stock-based compensation grants.
(4)Non-cash expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that are expected to be utilized.
(5)The tax impact on the non-GAAP adjustments is affected by their tax deductibility and the applicable jurisdictional tax rates.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of (Loss) Earnings per share to Adjusted (Loss) Earnings per share
	Three Months Ended March 31,
	2023	2022

(Loss) Earnings per share	$(0.03)	$0.47
Adjustments per share:
Pension and OPEB plan expenses(1)	0.01	—
Non-cash losses on foreign currency remeasurement(2)	—	0.01
Stock-based compensation expense(3)	—	—
Related party payable - Tax Receivable Agreement adjustment(4)	—	—
Total non-GAAP adjustments pre-tax per share	0.01	0.01
Income tax impact on non-GAAP adjustments per share(5)	—	—
Adjusted (loss) earnings per share	$(0.02)	$0.48
(1)Net periodic benefit cost for our pension and OPEB plans.
(2)Non-cash losses from foreign currency remeasurement of non-operating assets and liabilities of our non-U.S. subsidiaries where the functional currency is the U.S. dollar.
(3)Non-cash expense for stock-based compensation grants.
(4)Non-cash expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that are expected to be utilized.
(5)The tax impact on the non-GAAP adjustments is affected by their tax deductibility and the applicable jurisdictional tax rates.

Reconciliation of Net (Loss) Income to Adjusted EBITDA	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Net (loss) income	$(7,369)	$124,183
Add:
Depreciation and amortization	10,777	14,434
Interest expense	12,806	9,212
Interest income	(372)	(98)
Income taxes	(2,904)	19,797
EBITDA	12,938	167,528
Adjustments:
Pension and OPEB plan expenses(1)	918	551
Non-cash losses on foreign currency remeasurement(2)	447	1,236
Stock-based compensation expense(3)	796	465
Related party payable - Tax Receivable Agreement adjustment(4)	16	(180)
Adjusted EBITDA	$15,115	$169,600
(1)Net periodic benefit cost for our pension and OPEB plans.
(2)Non-cash losses from foreign currency remeasurement of non-operating assets and liabilities of our non-U.S. subsidiaries where the functional currency is the U.S. dollar.
(3)Non-cash expense for stock-based compensation grants.
(4)Non-cash expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that are expected to be utilized.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow and Adjusted Free Cash Flow
	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Net cash provided by operating activities	$24,798	$146,316
Capital expenditures	(25,271)	(16,855)
Free cash flow	(473)	129,461

Interest rate swap settlements(1)	3,630	(887)
Change in Control payment(2)	—	443
Adjusted free cash flow	$3,157	$129,017
(1) Receipt (payment) of cash related to the monthly settlement of our outstanding interest rate swap contracts.
(2) In the second quarter of 2021, we incurred pre-tax Change in Control charges of $88 million as a result of the ownership of our largest stockholder, Brookfield, moving below 30% of our total shares outstanding. Of the $88 million in pre-tax Change in Control charges, $73 million were cash and $15 million were non-cash. An aggregate of $72 million of the cash charges have been paid through the first quarter of 2023 and an additional $1 million will be paid in subsequent quarters, as a result of the timing of related payroll tax payments.

Reconciliation of Cost of Goods Sold to Cash Cost of Goods Sold per MT
	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Cost of goods sold	$112,645	$191,214
Less:
Depreciation and amortization(1)	9,065	12,733
Cost of goods sold - by-products and other(2)	8,332	12,469
Cash cost of goods sold	95,248	166,012
Sales volume (in thousands of MT)	16.9	43.3
Cash cost of goods sold per MT	$5,636	$3,834
(1) Reflects the portion of depreciation and amortization that is recognized in cost of goods sold.
(2) Primarily reflects cost of goods sold associated with the portion of our sales that consists of deliveries of by-products of the manufacturing processes.

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
Our exposure to changes in interest rates results primarily from floating rate long-term debt tied to the Adjusted LIBO Rate, SOFR Rate or EURIBOR Rate.
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
Interest rate risk management. We periodically enter into agreements with financial institutions that are intended to limit our exposure to additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure. As of March 31, 2023 and December 31, 2022, we recorded unrealized pre-tax gains of $22.6 million and $27.4 million, respectively, on our interest rate swaps.
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
The outstanding foreign currency derivatives represented a $0.1 million unrealized pre-tax net gain as of March 31, 2023 and a net unrealized pre-tax loss of $0.2 million as of December 31, 2022.
Energy commodity management. We have previously entered into commodity derivative contracts to effectively fix some or all of our exposure to refined oil products. As of March 31, 2023 and December 31, 2022, there were no commodity derivative contracts outstanding.
Sensitivity analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the underlying exposures as well as on the fair values of our derivatives. The sensitivity analysis for the derivatives represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction.
A hypothetical increase in interest rates of 100 basis points (1%) would have increased our interest expense, net of the impact of our interest rate swap, by an insignificant amount for the three months ended March 31, 2023. The same 100 basis point increase would have resulted in an increase of $3.0 million in the fair value of our interest rate swap portfolio.
As of March 31, 2023, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease of $1.4 million or a corresponding increase of $1.4 million, respectively, in the fair value of the foreign currency hedge portfolio.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of March 31, 2023.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Arbitrations
We are involved in certain arbitrations as respondents/counterclaimants, pending before the International Chamber of Commerce with a few customers who, among other things, have failed to perform under their LTAs and in certain instances are seeking to modify or frustrate their contractual commitments to us. In particular, Aperam South America LTDA, Aperam Sourcing S.C.A., ArcelorMittal Sourcing S.C.A., and ArcelorMittal Brasil S.A. (collectively, the “Claimants”) initiated a single arbitration proceeding against two of the Company’s subsidiaries in the International Chamber of Commerce in June 2020. The Claimants argue, among other things, that they should no longer be required to comply with the terms of the LTAs that they signed due to an alleged drop in market prices for graphite electrodes in January 2020. Alternatively, the Claimants argue that they should not be required to comply with the LTAs that they signed due to alleged market circumstances at the time of execution. In June 2021, the Claimants filed their statement of claim, seeking approximately $61.0 million plus interest in monetary relief and/or reimbursement in respect of several fixed price LTAs that were executed between such subsidiaries and the Claimants in 2017 and 2018. On December 16, 2022, the Claimants revised their calculation of alleged damages to approximately $178.9 million including interest, with damages covering the period from the first quarter of 2020 through the end of the third quarter of 2022 and interest covering the period from June 2020 through December 16, 2022. In March 2023, an International Chamber of Commerce hearing was held before the party-appointed sole arbitrator with the Claimants, the Company, and witnesses in attendance. On March 31, 2023, the Claimants further revised their calculation of alleged damages to approximately $171.7 million, including interest, for the period covering the first quarter of 2020 through 2022. We expect the Claimants to provide a final calculation of alleged damages in June 2023. We believe we have valid defenses to these claims. We intend to vigorously defend them and enforce our rights under the LTAs.
Monterrey, Mexico Suspension of Operations
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

Table of PART II. OTHER INFORMATION (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
Amparo Proceeding
On September 20, 2022, GrafTech Mexico filed an amparo proceeding before the First District Court for Administrative Matters of the State of Nuevo León arguing that the measure imposed by the Ministry of the Environment of the State of Nuevo León ordering a complete temporary suspension of operations violated GrafTech Mexico’s constitutional rights and requested a provisional injunction, and a definitive injunction that would last through the decision on the merits. The provisional injunction was denied by the court on September 26, 2022. On October 3, 2022, GrafTech Mexico appealed this decision before the Third Collegiate Court in Administrative Matters of the Fourth Circuit (Nuevo León), which appeal was also denied on October 24, 2022. On November 8, 2022, the judge denied the definitive injunction, and on November 23, 2022, GrafTech Mexico appealed this decision. With respect to the decision on the merits, on December 20, 2022, the judge reviewed all filings submitted during the proceeding. We expect a decision on the merits no later than June 2023, which will be subject to appeal by the parties.
Nullity Proceeding
Separately, on September 28, 2022, GrafTech Mexico filed a nullity proceeding with the Court of Administrative Justice of the State of Nuevo León requesting the court to set aside the determination of the Ministry of the Environment of the State of Nuevo León that the previously requested modification to the operating license was denied because GrafTech Mexico no longer had a valid operating license. On October 13, 2022, the court admitted the nullity proceeding and granted GrafTech Mexico’s request for a preliminary injunction effectively deeming GrafTech Mexico’s operating license valid pending the conclusion of the nullity proceeding. On October 27, 2022, the Ministry of the Environment of the State of Nuevo León challenged the court's decision granting GrafTech Mexico a preliminary injunction. GrafTech Mexico received notice of such challenge on October 28, 2022 and filed its response on November 17, 2022. On December 2, 2022, the Ministry of the Environment of the State of Nuevo León responded to GrafTech's petition, arguing that the Ministry's actions were legally permissible. GrafTech Mexico filed final pleadings on January 17, 2023. On February 27, 2023, the court upheld the injunction in favor of GrafTech Mexico. On April 25, 2023, the court issued a ruling effectively re-affirming the validity of GrafTech Mexico’s operating license and rejected the Ministry of the Environment of the State of Nuevo León’s determination that GrafTech Mexico no longer had a valid operating license. The court’s decision is subject to appeal by the Ministry of the Environment of the State of Nuevo León.
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
Brazil Clause IV

Table of PART II. OTHER INFORMATION (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees' appeal in favor of GrafTech Brazil. The employees filed a further appeal and on September 12, 2022, we filed our response in opposition. We intend to vigorously defend our position. As of March 31, 2023, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.

Mexico VAT
In July 2019, the MTA opened an audit of the VAT filings of one of the Company’s subsidiaries in Mexico for the period of January 1 to April 30, 2019. In September 2021, the MTA issued a tax assessment, claiming improper use of a certain VAT exemption rule for purchases from a foreign affiliate. The Company filed an administrative appeal against the tax assessment with the MTA’s appeals office. In November 2022, the MTA’s appeals office concluded its review and confirmed the tax assessment. The Company believes that the purchases from a foreign affiliate are exempt from VAT back-up withholding and in December 2022, the Company filed a Claim for Nullity with the Chamber Specialized in exclusive resolution of substance of the Federal Court of Administrative Justice. As of March 31, 2023, the tax assessment for the four month period under audit amounted to approximately $25.0 million, including penalties, inflation and interest. Interest will continue to accrue up to five years and inflation will continue to accrue with the passage of time.
After the filing of the Claim for Nullity, in January 2023, the MTA opened another audit of the VAT filings of the same subsidiary in Mexico for the period January 1 to December 31, 2018. The MTA is alleging the same improper use of certain VAT exemption rules on purchases from a foreign affiliate and has provided notice of its intent to assess approximately $51.0 million, including penalties, inflation and interest. In Mexico, each tax assessment requires a separate claim. In the first quarter of 2023, the Company initiated a mediation process with the MTA to avoid the assessment being issued by the MTA. If the mediation process does not result in a satisfactory outcome, the Company intends to pursue administrative appeal procedures with the MTA to attempt to satisfactorily resolve this matter. The $51.0 million includes interest and inflation, which will continue to accrue with the passage of time.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in Part 1 - Item 1A., “Risk Factors,” in our Annual Report on Form 10-K filed on February 14, 2023. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

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

10.1*	Form of Restricted Stock Unit Agreement under the GrafTech International Ltd. Omnibus Equity Incentive Plan (2023 Version).

10.2*	Form of Restricted Stock Unit Agreement under the GrafTech International Ltd. Omnibus Equity Incentive Plan (2023 Non-US Version).

10.3*	Form of Stock Option Grant Agreement under the GrafTech International Ltd. Omnibus Equity Incentive Plan (2023 Version).

10.4*	Form of Stock Option Grant Agreement under the GrafTech International Ltd. Omnibus Equity Incentive Plan (2023 Non-US Version).

10.5*	Form of Performance Stock Unit Agreement under the GrafTech International Ltd. Omnibus Equity Incentive Plan (2023 Version).

10.6*	Form of Performance Stock Unit Agreement under the GrafTech International Ltd. Omnibus Equity Incentive Plan (2023 Non-US Version).

31.1*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Marcel Kessler, Chief Executive Officer and President (Principal Executive Officer).

31.2*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Timothy K. Flanagan, Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial Officer).

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Marcel Kessler, Chief Executive Officer and President (Principal Executive Officer).

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy K. Flanagan, Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial Officer).

101	The following financial information from GrafTech International Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).

____________________________
*    Filed herewith
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	April 28, 2023	By:	/s/ Timothy K. Flanagan
Timothy K. Flanagan
Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial and Accounting Officer)