Form 10-Q
period 2023-06-30
GRAFTECH INTERNATIONAL LTD
filed 2023-08-04
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2023, 256,807,900 shares of common stock outstanding.

Presentation of Financial, Market and Industry Data
We present our financial information on a consolidated basis. Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.
Certain market and industry data included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (the "Report") has been obtained or derived from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications, government publications and third-party forecasts in conjunction with our assumptions about our markets. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources consented to the disclosure or use of data in this Report. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Cautionary Note Regarding Forward-Looking Statements” in this Report and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 ("Annual Report on Form 10-K") filed on February 14, 2023.
Cautionary Note Regarding Forward-Looking Statements
This Report may contain forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views with respect to, among other things, financial projections, plans and objectives of management for future operations, and future economic performance. Examples of forward-looking statements include, among others, statements we make regarding future estimated volume, pricing and revenue, anticipated levels of capital expenditures, the suspension of our dividend, including the frequency and amount of any dividend we may pay, and guidance relating to earnings per share and adjusted EBITDA. You can identify these forward-looking statements by the use of forward-looking words such as “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “foresee,” “intend,” “should,” “would,” “could,” “target,” “goal,” “continue to,” “positioned to,” “are confident,” or the negative versions of those words or other comparable words. Any forward-looking statements contained in this Report are based upon our historical performance and on our current plans, estimates and expectations considering information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates, or expectations contemplated by us will be achieved. Our expectations and targets are not predictions of actual performance and historically our performance has deviated, often significantly, from our expectations and targets. These forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:
•our dependence on the global steel industry generally and the electric arc furnace (“EAF”) steel industry in particular;
•the cyclical nature of our business and the selling prices of our products, which may decline in the future, may lead to periods of reduced profitability and net losses;
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
•the possibility that the market price of our common stock could be negatively affected by sales of substantial amounts of our common stock, including by Brookfield Corporation and its affiliates (together, “Brookfield”);
•the fact that our stockholders have the right to engage or invest in the same or similar businesses as us; and
•the possibility that the cash dividends on our common stock, which are currently suspended, will remain suspended and we may not pay cash dividends on our common stock in the future.
These factors should not be construed as exhaustive and should be read in conjunction with the Risk Factors and other cautionary statements that are included in our most recent Annual Report on Form 10-K and other filings with the Securities and Exchange Commission ("SEC"). The forward-looking statements made in this Report relate only to events as of the date on which the statements are made. Except as required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$132,160	$134,641
Accounts and notes receivable, net of allowance for doubtful accounts of $8,517 as of June 30, 2023 and $8,019 as of December 31, 2022	111,339	145,574
Inventories	433,107	447,741
Prepaid expenses and other current assets	62,950	87,272
Total current assets	739,556	815,228
Property, plant and equipment	899,724	869,168
Less: accumulated depreciation	375,110	350,022
Net property, plant and equipment	524,614	519,146
Deferred income taxes	20,977	11,960
Goodwill	171,117	171,117
Other assets	69,410	86,727
Total assets	$1,525,674	$1,604,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,691	$103,156
Long-term debt, current maturities	130	124
Accrued income and other taxes	19,158	40,592
Other accrued liabilities	78,186	89,349
Related party payable - Tax Receivable Agreement	5,137	4,631
Total current liabilities	180,302	237,852
Long-term debt	923,394	921,803
Other long-term obligations	49,289	50,822
Deferred income taxes	46,093	45,065
Related party payable - Tax Receivable Agreement long-term	5,784	10,921
Commitments and contingencies - Note 7
Stockholders’ equity:
Preferred stock, par value $0.01, 300,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01, 3,000,000,000 shares authorized, 256,795,420 and 256,597,342 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2,568	2,566
Additional paid-in capital	747,275	745,164
Accumulated other comprehensive loss	(6,671)	(8,070)
Accumulated deficit	(422,360)	(401,945)
Total stockholders’ equity	320,812	337,715

Total liabilities and stockholders’ equity	$1,525,674	$1,604,178

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$185,561	$363,646	$324,363	$729,891
Cost of goods sold	157,216	201,496	269,861	392,710
Gross profit	28,345	162,150	54,502	337,181
Research and development	1,196	723	2,388	1,603
Selling and administrative expenses	18,551	18,030	40,702	39,284
Operating income	8,598	143,397	11,412	296,294

Other expense (income), net	455	(563)	1,108	(760)
Interest expense	13,907	9,399	26,713	18,611
Interest income	(242)	(1,858)	(614)	(1,956)
(Loss) income before provision (benefit) for income taxes	(5,522)	136,419	(15,795)	280,399
Provision (benefit) for income taxes	2,329	21,422	(575)	41,219
Net (loss) income	$(7,851)	$114,997	$(15,220)	$239,180

Basic (loss) income per common share:
Net (loss) income per share	$(0.03)	$0.44	$(0.06)	$0.92
Weighted average common shares outstanding	257,003,691	258,845,588	256,935,763	260,719,446
Diluted (loss) income per common share:
Net (loss) income per share	$(0.03)	$0.44	$(0.06)	$0.92
Weighted average common shares outstanding	257,003,691	258,845,588	256,935,763	260,734,273

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(7,851)	$114,997	$(15,220)	$239,180
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0, $1, $0 and $2, respectively	2,949	(18,622)	7,572	(11,600)
Commodities, interest rate and foreign currency derivatives, net of tax benefit (expense) of $952, $634, $1,905 and $(3,028), respectively	(3,596)	(4,557)	(6,173)	8,406
Other comprehensive (loss) income, net of tax	(647)	(23,179)	1,399	(3,194)
Comprehensive (loss) income	$(8,498)	$91,818	$(13,821)	$235,986

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flow from operating activities:
Net (loss) income	$(15,220)	$239,180
Adjustments to reconcile net (loss) income to cash provided by operations:
Depreciation and amortization	26,099	28,446
Deferred income tax (benefit) provision	(6,424)	6,557
Non-cash stock-based compensation expense	2,181	1,038
Non-cash interest expense	11,684	(3,674)
Other adjustments	(6,416)	3,411
Net change in working capital*	6,400	(61,989)
Change in related party Tax Receivable Agreement	(4,631)	(3,828)
Change in long-term assets and liabilities	2,101	(2,702)
Net cash provided by operating activities	15,774	206,439
Cash flow from investing activities:
Capital expenditures	(39,789)	(29,348)
Proceeds from the sale of fixed assets	214	139
Net cash used in investing activities	(39,575)	(29,209)
Cash flow from financing activities:
Interest rate swap settlements	27,453	(1,433)
Debt issuance and modification costs	(6,324)	(2,232)
Proceeds from the issuance of long-term debt, net of original issuance discount	438,552	—
Principal payments on long-term debt	(433,708)	(110,000)
Repurchase of common stock	—	(60,000)
Payments for taxes related to net share settlement of equity awards	(129)	(230)
Proceeds from exercise of stock options	—	225
Dividends paid to non-related party	(3,854)	(3,917)
Dividends paid to related party	(1,280)	(1,279)
Principal payments under finance lease obligations	(10)	—
Net cash provided by (used in) financing activities	20,700	(178,866)
Net change in cash and cash equivalents	(3,101)	(1,636)
Effect of exchange rate changes on cash and cash equivalents	620	(43)
Cash and cash equivalents at beginning of period	134,641	57,514
Cash and cash equivalents at end of period	$132,160	$55,835

* Net change in working capital due to changes in the following components:
Accounts and notes receivable, net	$34,720	$(1,119)
Inventories	18,732	(104,717)
Prepaid expenses and other current assets	4,133	(14,028)
Income taxes payable	(22,396)	(16,436)
Accounts payable and accruals	(29,141)	74,386
Interest payable	352	(75)
Net change in working capital	$6,400	$(61,989)

Net cash paid during the periods for:
Interest(1)	$1,176	$22,360
Income taxes	$30,534	$49,934
Non-cash investing activities:
Capital expenditures in accounts payable	$(15,129)	$(1,555)
(1) Includes cash received from the monthly settlements and the termination of our interest rate swaps in the first six months of 2023.

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Dollars in thousands, except per share data) (Unaudited)
	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2022	256,597,342	$2,566	$745,164	$(8,070)	$(401,945)	$337,715
Comprehensive income (loss):
Net loss	—	—	—	—	(7,369)	(7,369)
Other comprehensive (loss) income:
Commodity, interest rate and foreign currency derivatives income, net of tax of $67	—	—	—	(241)	—	(241)
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $886	—	—	—	(2,336)	—	(2,336)
Foreign currency translation adjustments, net of tax of $0	—	—	—	4,623	—	4,623
Total other comprehensive income	—	—	—	2,046	—	2,046
Stock-based compensation	104,533	1	795	—	—	796
Payments for taxes related to net share settlement of equity awards	(23,577)	—	(68)	—	(61)	(129)
Dividends paid to related party ($0.01 per share)	—	—	—	—	(640)	(640)
Dividends paid to non-related party ($0.01 per share)	—	—	—	—	(1,926)	(1,926)
Balance as of March 31, 2023	256,678,298	$2,567	$745,891	$(6,024)	$(411,941)	$330,493
Net income	—	—	—	—	(7,851)	(7,851)
Other comprehensive loss:
Commodity, interest rate and foreign currency derivatives loss, net of tax of $(146)	—	—	—	2,513	—	2,513
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $1,098	—	—	—	(6,109)	—	(6,109)
Foreign currency translation adjustments, net of tax of $0	—	—	—	2,949	—	2,949
Total other comprehensive loss	—	—	—	(647)	—	(647)
Stock-based compensation	117,170	1	1,384	—	—	1,385
Payments for taxes related to net share settlement of equity awards	(48)		—		—	—
Dividends paid to related party stockholder ($0.01 per share)	—	—	—	—	(640)	(640)
Dividends paid to non-related party stockholders ($0.01 per share)	—	—	—	—	(1,928)	(1,928)
Balance as of June 30, 2023	256,795,420	$2,568	$747,275	$(6,671)	$(422,360)	$320,812

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Dollars in thousands, except per share data) (Unaudited)
	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	263,255,708	$2,633	$761,412	$(7,444)	$(733,199)	$23,402
Net income	—	—	—	—	124,183	124,183
Other comprehensive income (loss):
Commodity, interest rate and foreign currency derivatives income, net of tax of $(4,181)	—	—	—	14,800	—	14,800
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $519	—	—	—	(1,837)	—	(1,837)
Foreign currency translation adjustments, net of tax $1	—	—	—	7,022	—	7,022
Total other comprehensive income	—	—	—	19,985	—	19,985
Repurchase of common stock	(3,035,830)	(31)	(8,530)	—	(21,439)	(30,000)
Stock-based compensation	—	—	465	—	—	465
Options exercised	25,000	—	225	—	—	225
Payments for taxes related to net share settlement of equity awards	(22,293)	—	(63)	—	(167)	(230)
Dividends paid to related party ($0.01 per share)	—	—	—	—	(640)	(640)
Dividends paid to non-related party ($0.01 per share)	—	—	—	—	(1,985)	(1,985)
Balance as of March 31, 2022	260,222,585	$2,602	$753,509	$12,541	$(633,247)	$135,405
Net income	—	—	—	—	114,997	114,997
Other comprehensive income:
Commodity, interest rate and foreign currency derivatives income, net of tax of $347	—	—	—	(2,498)	—	(2,498)
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $287	—	—	—	(2,059)	—	(2,059)
Foreign currency translation adjustments, net of tax of $1	—	—	—	(18,622)	—	(18,622)
Total other comprehensive income	—	—	—	(23,179)	—	(23,179)
Repurchase of common stock	(3,626,591)	(36)	(10,191)	—	(19,773)	(30,000)
Stock-based compensation	1,348	—	573	—	—	573
Dividends paid to related party stockholder ($0.01 per share)	—	—	—	—	(639)	(639)
Dividends paid to non-related party stockholders ($0.01 per share)	—	—	—	—	(1,932)	(1,932)
Balance as of June 30, 2022	256,597,342	$2,566	$743,891	$(10,638)	$(540,594)	$195,225

See accompanying Notes to the Condensed Consolidated Financial Statements

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)Organization and Summary of Significant Accounting Policies
A. Organization
GrafTech International Ltd. (the “Company” or “GrafTech”) is a leading manufacturer of high-quality graphite electrode products essential to the production of electric arc furnace (“EAF”) steel and other ferrous and non-ferrous metals. References herein to “GTI,” “we,” “our,” or “us” refer collectively to the Company and its subsidiaries. On August 15, 2015, GTI became an indirect wholly owned subsidiary of Brookfield. In April 2018, the Company completed its initial public offering (“IPO”) of 38,097,525 shares of its common stock held by Brookfield at a price of $15.00 per share. The Company did not receive any proceeds related to the IPO. The Company’s common stock is listed on the New York Stock Exchange under the symbol “EAF.” Brookfield has since distributed a portion of its GrafTech common stock to the owners in the Brookfield consortium and sold shares of GrafTech common stock in public and private transactions, resulting in a reduction of Brookfield's ownership of outstanding shares of GrafTech common stock to 24.9% as of June 30, 2023 and December 31, 2022.
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
The following table provides information about disaggregated revenue by type of product and contract, including our take or pay contracts with initial terms of three to five years (“LTA”) and short-term agreements and spot sales (“non-LTA”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Graphite Electrodes - LTAs	$76,369	$229,290	$146,235	$471,771
Graphite Electrodes - Non-LTAs	101,137	109,194	158,097	217,244
By-products and other	8,055	25,162	20,031	40,876
Total Revenues	$185,561	$363,646	$324,363	$729,891
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
Contract assets are included in “Prepaid expenses and other current assets,” on the Condensed Consolidated Balance Sheets. We did not have any contract asset balances as of June 30, 2023 or December 31, 2022.
Current deferred revenue is included in “Other accrued liabilities” on the Condensed Consolidated Balance Sheets. The following table provides our contract liability balances as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Current deferred revenue	$24,835	$27,878
The amount of revenue recognized in 2023 that was included in the December 31, 2022 current deferred revenue balance was $7.0 million. The decrease in the current deferred revenue balance since December 31, 2022 is due to revenue

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

recognized in the current year. The current deferred revenue balance includes cashed bank guarantees related to outstanding arbitration proceedings the outcome of which will determine the timing of revenue recognition.
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
We recorded $146.2 million of LTA revenue in the six months ended June 30, 2023, and we expect to record approximately $89.0 million to $119.0 million of LTA revenue for the remainder of 2023.
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
(3)Goodwill and Other Intangible Assets
The goodwill balance was $171.1 million as of June 30, 2023 and December 31, 2022.
The following table summarizes intangible assets with determinable useful lives by major category, which are included in "Other assets" on our Condensed Consolidated Balance Sheets:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Trade names	$22,500	$(16,815)	$5,685	$22,500	$(15,869)	$6,631
Technology and know-how	55,300	(44,154)	11,146	55,300	(42,371)	12,929
Customer-related intangibles	64,500	(34,662)	29,838	64,500	(32,513)	31,987
Total finite-lived intangible assets	$142,300	$(95,631)	$46,669	$142,300	$(90,753)	$51,547
Amortization expense for intangible assets was $2.5 million and $2.6 million in the three months ended June 30, 2023 and 2022, respectively, and $4.9 million and $5.2 million in the six months ended June 30, 2023 and 2022, respectively. Estimated amortization expense will be approximately $4.3 million for the remainder of 2023, $8.0 million in 2024, $7.3 million in 2025, $6.7 million in 2026, $6.1 million in 2027 and $5.5 million in 2028. Amortization expense is included in "Cost of goods sold" on the Condensed Consolidated Statement of Operations.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)Debt and Liquidity
The following table presents our long-term debt:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
2018 Term Loan Facility	$—	$433,708
2020 Senior Secured Notes	500,000	500,000
2023 Senior Secured Notes	450,000	—
Other debt	274	268
Unamortized debt discount and issuance costs	(26,750)	(12,049)
Total debt	923,524	921,927
Less: Long-term debt, current portion	(130)	(124)
Long-term debt	$923,394	$921,803

The fair value of our debt was approximately $851.5 million and $843.2 million as of June 30, 2023 and December 31, 2022, respectively. The fair values were determined using Level 2 quoted market prices for the same or similar debt instruments.
2018 Term Loan and 2018 Revolving Credit Facility
In February 2018, the Company entered into a credit agreement (as amended, the “2018 Credit Agreement”), which provided for (i) a $2,250 million senior secured term facility (the “2018 Term Loan Facility”) after giving effect to the June 2018 amendment (the “First Amendment”) that increased the aggregate principal amount of the 2018 Term Loan Facility from $1,500 million to $2,250 million and (ii) a $330 million senior secured revolving credit facility after giving effect to the May 2022 amendment that increased the revolving commitments under the 2018 Credit Agreement by $80 million from $250 million (the “2018 Revolving Credit Facility”). GrafTech Finance Inc. (“GrafTech Finance”) was the sole borrower under the 2018 Term Loan Facility while GrafTech Finance, GrafTech Switzerland SA (“Swissco”) and GrafTech Luxembourg II S.à r.l. (“Luxembourg Holdco” and, together with GrafTech Finance and Swissco, the “Co-Borrowers”) are co-borrowers under the 2018 Revolving Credit Facility. The 2018 Revolving Credit Facility matures on May 31, 2027. The net proceeds from the 2023 Senior Secured Notes (as defined below) were used to repay outstanding borrowings under our 2018 Term Loan Facility. Accordingly, as of June 30, 2023, there were no term loans outstanding under the 2018 Term Loan Facility. As of June 30, 2023 and December 31, 2022, the availability under our 2018 Revolving Credit Facility was $204.5 million and $327.0 million, respectively. As of June 30, 2023 and December 31, 2022, there were no borrowings outstanding on the 2018 Revolving Credit Facility and there was $3.0 million of letters of credit drawn against the 2018 Revolving Credit Facility as of each date.
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
The 2018 Revolving Credit Facility is guaranteed by each of our domestic subsidiaries, subject to certain customary exceptions, and by GrafTech Luxembourg I S.à r.l., a Luxembourg société à responsabilité limitée and an indirect wholly owned subsidiary of GrafTech, Luxembourg HoldCo, and Swissco (collectively, the “Guarantors”) with respect to all obligations under the 2018 Revolving Credit Facility of each of our foreign subsidiaries that is a Controlled Foreign Corporation (within the meaning of Section 956 of the Internal Revenue Code of 1986, as amended from time to time (the “Code”)).
Any obligations under the 2018 Revolving Credit Facility are secured, subject to certain exceptions, by: (i) a pledge of no more than 65% of the equity securities of each domestic Guarantor and of each other direct, wholly owned domestic subsidiary of GrafTech and any Guarantor, (ii) a pledge on no more than 65% of the equity interests of each subsidiary that is a Controlled Foreign Corporation (within the meaning of Section 956 of the Code), and (iii) security interests in, and mortgages on, personal property and material real property of each domestic Guarantor, subject to permitted liens and certain exceptions specified in the 2018 Revolving Credit Facility. The obligations of each foreign subsidiary of GrafTech that is a Controlled

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreign Corporation under the 2018 Revolving Credit Facility are secured by (i) a pledge of all of the equity securities of each Guarantor that is a Controlled Foreign Corporation and of each direct, wholly owned subsidiary of any Guarantor that is a Controlled Foreign Corporation, and (ii) security interests in certain receivables and personal property of each Guarantor that is a Controlled Foreign Corporation, subject to permitted liens and certain exceptions specified in the 2018 Revolving Credit Facility.
The 2018 Revolving Credit Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to GrafTech and restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The 2018 Revolving Credit Facility contains a financial covenant that requires GrafTech to maintain a senior secured first lien net leverage ratio not greater than 4.00 to 1.00 when the aggregate principal amount of borrowings under the 2018 Revolving Credit Facility and outstanding letters of credit issued under the 2018 Revolving Credit Facility (except for undrawn letters of credit in an aggregate amount equal to or less than $35.0 million), taken together, exceed 35% of the total amount of commitments under the 2018 Revolving Credit Facility. The 2018 Revolving Credit Facility also contains customary events of default. We were in compliance with all of our debt covenants as of June 30, 2023 and December 31, 2022.
2020 Senior Secured Notes
In December 2020, GrafTech Finance issued $500 million aggregate principal amount of 4.625% senior secured notes due 2028 (the “2020 Senior Secured Notes”) in a private offering. The 2020 Senior Secured Notes and related guarantees are secured on a pari passu basis by the collateral securing the 2018 Revolving Credit Facility and the 2023 Senior Secured Notes. All of the net proceeds from the 2020 Senior Secured Notes were used to partially repay borrowings under our 2018 Term Loan Facility.
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
2023 Senior Secured Notes
In June 2023, GrafTech Global Enterprises Inc. issued $450 million aggregate principal amount of 9.875% senior secured notes due 2028 (the “2023 Senior Secured Notes”), including $11.4 million of original issue discount. The 2023 Senior Secured Notes were issued at an issue price of 97.456% of the principal amount thereof in a private offering. The 2023 Senior Secured Notes and related guarantees are secured on a pari passu basis by the collateral securing the 2018 Revolving Credit Facility and the 2020 Senior Secured Notes. The net proceeds from the 2023 Senior Secured Notes were used to repay borrowings under our 2018 Term Loan Facility.
The 2023 Senior Secured Notes pay interest in arrears on June 15 and December 15 of each year, with the principal due in full on December 15, 2028. Prior to December 15, 2025, up to 40% of the 2023 Senior Secured Notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 109.875% of the principal amount thereof, together

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

with accrued and unpaid interest, if any. The 2023 Senior Secured Notes may be redeemed, in whole or in part, at any time prior to December 15, 2025 at a price equal to 100% of the principal amount of the notes redeemed plus a premium together with accrued and unpaid interest, if any, to, but not including, the redemption date. Thereafter, the 2023 Senior Secured Notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.
The indenture governing the 2023 Senior Secured Notes (the “2023 Indenture”) contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, to incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, incur or suffer to exist liens securing indebtedness, make certain investments, engage in certain transactions with affiliates, consummate certain asset sales and effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets. Pursuant to the 2023 Indenture, if our pro forma consolidated first lien net leverage ratio is no greater than 2.00 to 1.00, we can make restricted payments so long as no default or event of default has occurred and is continuing. If our pro forma consolidated first lien net leverage ratio is greater than 2.00 to 1.00, we can make restricted payments pursuant to certain baskets.
The 2023 Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Global Enterprises Inc., all outstanding 2023 Senior Secured Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding 2023 Senior Secured Notes may declare all of the 2023 Senior Secured Notes to be due and payable immediately.
(5)Inventories
Inventories are comprised of the following:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$185,706	$216,761
Work in process	204,771	192,821
Finished goods	42,630	38,159
Total	$433,107	$447,741
(6)Interest Expense
The following table presents the components of interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Interest incurred on debt	$11,325	$10,927	$21,947	$22,285
Accretion of original issue discount	1,308	338	1,476	865
Amortization of debt issuance costs	2,488	932	3,143	2,176
Amortization of interest rate swap deferred (gains) losses	(45)	—	(45)	—
Realized gain on termination of de-designated interest rate swap	(6,918)	—	(6,918)	—
Unrealized loss (gain) on de-designated interest rate swap	5,749	(2,798)	7,110	(6,715)
Total interest expense	$13,907	$9,399	$26,713	$18,611

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In June 2023, the net proceeds from the issuance of the 2023 Senior Secured Notes were used to repay the $433.7 million of principal outstanding on the 2018 Term Loan Facility. The repayment of the 2018 Term Loan Facility was accounted for as a debt extinguishment and triggered $1.2 million of accelerated accretion of the original issue discount and $1.9 million of accelerated amortization of debt issuance costs. The 2023 Senior Secured Notes were accounted for as new debt and the related discount and debt issuance costs were deferred.
In connection with the repayment of the 2018 Term Loan Facility in June 2023, we terminated the outstanding interest rate swap contracts that were in place to fix the cash flows associated with the risk in variability in the one-month USD London Interbank Offered Rate (“USD LIBOR”) for the 2018 Term Loan Facility. As a result of the swaps termination, we recorded in interest expense realized gains of $6.9 million relative to our de-designated swap and we deferred realized gains of $13.5 million in accumulated other comprehensive income (“AOCI”) in connection with our designated swap. The gains deferred into AOCI for the designated swap will amortize into interest expense until August 2024, consistent with the term of the discontinued cash-flow hedging relationship.
The 2023 Senior Secured Notes and the 2020 Senior Secured Notes carry fixed interest rates of 9.875% and 4.625%, respectively. The 2018 Term Loan Facility, which was paid off in its entirety in June 2023, had an effective interest rate of 7.38% as of December 31, 2022.
During the three and six months ended June 30, 2022, we made voluntary prepayments of $40.0 million and $110.0 million, respectively, under our 2018 Term Loan Facility. In connection with this, we recorded $0.2 million and $0.5 million, respectively, of accelerated accretion of the original issue discount and $0.3 million and $0.8 million, respectively, of accelerated amortization of the debt issuance cost.
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
We are involved in certain arbitrations as respondents/counterclaimants, pending before the International Chamber of Commerce with a few customers who, among other things, have failed to perform under their LTAs and in certain instances are seeking to modify or frustrate their contractual commitments to us. In particular, Aperam South America LTDA, Aperam Sourcing S.C.A., ArcelorMittal Sourcing S.C.A., and ArcelorMittal Brasil S.A. (collectively, the “Claimants”) initiated a single arbitration proceeding against two of the Company’s subsidiaries in the International Chamber of Commerce in June 2020. The Claimants argue, among other things, that they should no longer be required to comply with the terms of the LTAs that they signed due to an alleged drop in market prices for graphite electrodes in January 2020. Alternatively, the Claimants argue that they should not be required to comply with the LTAs that they signed due to alleged market circumstances at the time of execution. In June 2021, the Claimants filed their statement of claim, seeking approximately $61.0 million plus interest in monetary relief and/or reimbursement in respect of several fixed price LTAs that were executed between such subsidiaries and the Claimants in 2017 and 2018. On December 16, 2022, the Claimants revised their calculation of alleged damages to approximately $178.9 million including interest, with damages covering the period from the first quarter of 2020 through the end of the third quarter of 2022 and interest covering the period from June 2020 through December 16, 2022. In March 2023, an International Chamber of Commerce hearing was held before the party-appointed sole arbitrator with the Claimants, the Company, and witnesses in attendance. On March 31, 2023, the Claimants further revised their calculation of alleged damages to approximately $171.7 million including interest, for the period covering the first quarter of 2020 through 2022. In June 2023, the Claimants again revised their calculation of alleged damages to approximately $188.2 million, including interest, for the period covering the first quarter of 2020 through the first quarter of 2023. We believe we have valid defenses to these claims. We intend to vigorously defend them and enforce our rights under the LTAs.
Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees' appeal in favor of GrafTech Brazil. The employees filed a further appeal and on September 12, 2022, we filed our response in opposition. We intend to vigorously defend our position. As of June 30, 2023, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the six months ended June 30, 2023, are presented below:

(Dollars in thousands)
Balance as of December 31, 2022	$820
Product warranty charges/adjustments	69
Payments and settlements	(456)
Balance as of June 30, 2023	$433
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
As of June 30, 2023, the total Tax Receivable Agreement liability was $10.9 million, of which $5.1 million was classified as current liability "Related party payable - Tax Receivable Agreement" on the Condensed Consolidated Balance Sheets and $5.8 million of the liability was classified as a long-term liability in "Related party payable - Tax Receivable Agreement long-term" on the Condensed Consolidated Balance Sheets. As of December 31, 2022, the total Tax Receivable Agreement liability was $15.5 million, of which $4.6 million was classified as a current liability "Related party payable - Tax Receivable Agreement" on the Condensed Consolidated Balance Sheets, and $10.9 million of the liability was classified as a long-term liability in "Related party payable - Tax Receivable Agreement long-term" on the Condensed Consolidated Balance Sheets.
Mexico Value-Added Tax (“VAT”)
In July 2019, the Mexican Tax Authority (“MTA”) opened an audit of the VAT filings of GrafTech Comercial de Mexico S. de R.L. de C.V. (“GrafTech Commercial Mexico”) for the period of January 1 to April 30, 2019. In September 2021, the MTA issued a tax assessment, claiming improper use of a certain VAT exemption rule for purchases from a foreign affiliate. GrafTech Commercial Mexico filed an administrative appeal against the tax assessment with the MTA’s appeals office. In November 2022, the MTA’s appeals office concluded its review and confirmed the tax assessment. GrafTech Commercial Mexico believes that the purchases from a foreign affiliate are exempt from VAT back-up withholding and in

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 2022, GrafTech Commercial Mexico filed a Claim for Nullity with the Chamber Specialized in exclusive resolution of substance of the Federal Court of Administrative Justice. On May 31, 2023, the court held a hearing to determine the scope of the issues to be decided in the proceedings. At the court’s request GrafTech Commercial Mexico submitted formal pleadings on August 1, 2023. As of June 30, 2023, the tax assessment for the four month period under audit amounted to approximately $26.8 million, including penalties, inflation and interest. Interest will continue to accrue up to five years from the date the corresponding VAT returns were filed and inflation will continue to accrue with the passage of time.
In March 2022, the MTA opened another audit of the VAT filings of GrafTech Commercial Mexico for the period January 1 to December 31, 2018. In the proposed assessment received in January 2023, the MTA is alleging the same improper use of certain VAT exemption rules on purchases from a foreign affiliate and has provided notice of its intent to assess approximately $51.0 million, including penalties, inflation and interest. In Mexico, each tax assessment requires a separate claim. In the first quarter of 2023, GrafTech Commercial Mexico requested a conclusive agreement with the Mexican ombudsman (PRODECON) to reach a settlement with the MTA. The MTA responded to GrafTech Commercial Mexico’s request on May 30, 2023. On August 2, 2023, GrafTech Commercial Mexico filed a motion exhibiting additional information and reaffirming its position. If the mediation process does not result in a satisfactory outcome, GrafTech Commercial Mexico intends to pursue administrative appeal procedures with the MTA to attempt to satisfactorily resolve this matter. The $51.0 million includes interest and inflation. Interest will continue to accrue up to five years from the date the corresponding VAT returns were filed and inflation will continue to accrue with the passage of time.
GrafTech Commercial Mexico believes that its application of the VAT exemption rules is appropriate and, accordingly, does not believe that it is probable that it will incur a loss related to this matter for either of the two periods under the MTA’s audit. GrafTech Commercial Mexico intends to vigorously defend its position in these proceedings.
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

The following table summarizes the provision (benefit) for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Provision (benefit) for income taxes	$2,329	$21,422	$(575)	$41,219
Pre-tax (loss) income	(5,522)	136,419	(15,795)	280,399
Effective tax rate	(42.2)%	15.7%	3.6%	14.7%
The effective tax rate for the second quarter and first six months of 2023 was lower than the U.S. statutory tax rate of 21% primarily due to worldwide earnings from various countries taxed at different rates. The effective tax rate for the second quarter and first six months of 2022 was lower than the U.S. statutory tax rate of 21% primarily due to worldwide earnings from various countries taxed at different rates, which was partially offset by the net combined impact related to the U.S. taxation of global intangible low taxed income (“GILTI”) and Foreign Tax Credits (“FTCs”).
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We continue to assess the realization of our deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Examples of positive evidence would include a strong earnings history, an event or events that would increase our taxable income through a continued reduction of expenses, and tax planning strategies that would indicate an ability to realize deferred tax assets. In circumstances where the significant positive evidence does not outweigh the negative evidence in regards to whether or not a valuation allowance is required, we have established and maintained valuation allowances on those net deferred tax assets. There were no material changes to our valuation allowances in the second quarter of 2023.
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
In the first quarter of 2022 and the second quarter of 2023, we entered into foreign currency derivatives with maturities of one month to 12 months in order to protect against the risk that cash flows associated with certain sales and purchases denominated in a currency other than the U.S. dollar will be adversely affected by future changes in foreign exchange rates. These derivatives are designated as cash flow hedges. The resulting unrealized gains or losses from these derivatives are recorded in AOCI and subsequently, when realized, are reclassified to net sales or cost of goods sold in the Condensed Consolidated Statements of Operations when the hedged exposures affect earnings.
Commodity derivative contracts
From time to time, we enter into commodity derivative contracts for refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. The unrealized gains or losses related to commodity derivative contracts designated as cash flow hedges are recorded in AOCI and subsequently, when realized, are reclassified to the Condensed Consolidated Statement of Operations when the hedged item impacts earnings, which is when the finished product is sold. The last of our commodity derivative contracts matured as of June 30, 2022 and we have not entered into any new contracts as of June 30, 2023.
Interest rate swap contracts
We have utilized interest rate swaps in the past to limit exposure to market fluctuations on our variable-rate debt. For each derivative agreement that is designated as a cash-flow hedge, the unrealized gain or loss is recorded in AOCI and, when realized, is recorded to interest expense. Upon discontinuance of a designated cash-flow hedging relationship, when interest payments are still probable of occurring, the fair value at the date of discontinuance is deferred into AOCI and amortized into interest expense based upon the term of the cash-flow hedging relationship.
We entered into interest rate swap contracts that were "pay fixed, receive variable." Our risk management objective was to fix our cash flows associated with the risk of variability in the one-month USD LIBOR for a portion of our outstanding debt. It was expected that the swaps would fix the cash flows associated with the forecasted interest payments on our debt to an

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

effective fixed interest rate of 4.2%, which could be lowered to 3.95% depending on credit ratings. Since their modification concurrent with the 2018 Term Loan Facility modification in the first quarter of 2021, the swaps contained an other-than-insignificant financing element. As such, they were considered hybrid instruments composed of a debt host and an embedded derivative and the associated cash (outflows)/inflows are classified as financing (use)/source of cash. The embedded derivative is treated as a cash-flow hedge.
In the first quarter of 2022, in connection with the partial repayment of principal on our 2018 Term Loan Facility discussed in Note 4, "Debt and Liquidity," and our probability assessment of the variable-rate debt remaining outstanding through the term of the swaps, we de-designated one interest rate swap contract with a $250.0 million notional amount, maturing in the third quarter of 2024. The fair value of the embedded derivative at the de-designation date was a gain of $6.6 million and was recorded in AOCI and is being amortized into interest expense over the remaining life of the swap.
In the third quarter of 2022, we redeemed $67.0 million of our $250.0 million notional amount de-designated interest rate swap. The change in fair value of the de-designated embedded derivative in the second quarter and first six months of 2023 resulted in losses of $5.7 million and $7.1 million, respectively, compared to gains of $2.8 million and $6.7 million in the second quarter and first six months of 2022, respectively, recorded in interest expense in the Condensed Consolidated Statements of Operations.
In the second quarter of 2023, in connection with the repayment of the $433.7 million outstanding balance on our 2018 Term Loan Facility, we terminated our $183.0 million notional de-designated interest rate swap and our $250.0 million notional designated interest rate swap and received net cash of $20.4 million. The net cash received included a $23.1 million gain on the embedded derivatives, partially offset by a $2.8 million loss on the settlement of our debt host liability as of the termination date. As of December 31, 2022, the debt host liability was $3.8 million, with $2.3 million included in "Other accrued liabilities" and $1.5 million included in "Other long-term obligations" on the Condensed Consolidated Balance Sheets. As of June 30, 2023, a cumulative loss of $3.2 million related to the debt host liability was recorded in AOCI and will be amortized into interest expense using the effective interest method through August 2024.
Out of the $23.1 million gain on the embedded derivatives, $6.9 million for the de-designated swap was recorded in interest expense and $16.2 million for the designated swap was recorded in AOCI and will be amortized into interest expense using the effective interest method through August 2024.
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The notional amounts of our outstanding derivative instruments as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
	Notional Amount	Notional Amount
	(Dollars in thousands)
Derivative instruments designated as hedges:
Foreign currency derivatives	$12,964	$—
Interest rate swap contracts	—	250,000

Derivative instruments not designated as hedges:
Foreign currency derivatives	$33,633	$70,420
Interest rate swap contracts	—	183,000
The following table summarizes the fair value of our outstanding derivatives designated as hedges (on a gross basis) and balance sheet classification as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	Fair Value	Fair Value
	(Dollars in thousands)
Prepaid and other current assets
Foreign currency derivatives	$194	$—
Interest rate swap contracts	—	10,246
Total	$194	$10,246

Other assets
Interest rate swap contracts	$—	$5,575
Total	$—	$5,575

Net asset	$194	$15,821
As a result of the settlement of commodity derivative contracts and interest rate swaps, as of June 30, 2023, net realized pre-tax gains of $10.3 million and $13.6 million, respectively, were reported in AOCI and will be released to earnings within the next 12 months. As of June 30, 2023, net realized pre-tax losses of $3.5 million related to our foreign currency derivatives were reported in AOCI and will be released to earnings within the next 12 months. No ineffectiveness expense was recorded in the second quarter or first six months of 2023. In the second quarter and first six months of 2022, we recorded $0.8 million of ineffectiveness income to cost of goods sold in the Condensed Consolidated Statements of Operations related to the settlement of commodity derivative contracts. See the table below for amounts recognized on the effective portion of our commodity derivative contracts in the Condensed Consolidated Statement of Operations.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The pre-tax realized (gains) losses on designated cash flow hedges are recognized in the Statements of Operations when the hedged item impacts earnings and were as follows for the periods ended June 30, 2023 and 2022:

		Amount of (Gain)/Loss Recognized
	Location of Realized (Gain)/Loss Recognized in the Condensed Consolidated Statement of Operations	Three Months Ended June 30,
		2023	2022
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold	$—	$—
Commodity derivative contracts	Cost of goods sold	(4,470)	(2,977)
Interest rate swap contracts	Interest expense	(2,737)	581

		Amount of (Gain)/Loss Recognized
	Location of Realized (Gain)/Loss Recognized in the Condensed Consolidated Statement of Operations	Six Months Ended June 30,
		2023	2022
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold	$2,040	$—
Commodity derivative contracts	Cost of goods sold	(7,287)	(5,955)
Interest rate swap contracts	Interest expense	(5,182)	1,002

Pretax gains and losses on non-designated derivatives recognized in earnings were as follows:

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Condensed Consolidated Statement of Operations	Three Months Ended June 30,
		2023	2022
Derivatives not designated as hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold, other expense (income), net	$(116)	$(31)
Interest rate swap contracts	Interest expense	(4,318)	(2,798)

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Condensed Consolidated Statement of Operations	Six Months Ended June 30,
		2023	2022
Derivatives not designated as hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold, other expense (income), net	$320	$443
Interest rate swap contracts	Interest expense	(2,957)	(6,715)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the fair value of our outstanding derivatives not designated as hedges (on a gross basis) and balance sheet classification as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	Fair Value	Fair Value
	(Dollars in thousands)
Prepaid and other current assets
Interest rate swap contracts	$—	$7,492
Foreign currency derivatives	592	92

Other assets
Interest rate swap contracts	—	4,071

Other accrued liabilities
Foreign currency derivatives	(19)	(282)

Net asset	$573	$11,373

(10) Accumulated Other Comprehensive Loss
The balance in our Accumulated other comprehensive loss is set forth in the following table:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Foreign currency translation adjustments, net of tax	$(21,782)	$(29,354)
Commodity, interest rate, and foreign currency derivatives, net of tax	15,111	21,284
Total accumulated other comprehensive loss	$(6,671)	$(8,070)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) (Loss) Earnings per Share
During the six months ended June 30, 2023, we did not repurchase any shares of our common stock. In the three months and six months ended June 30, 2022, we repurchased and subsequently retired 3,626,591 shares and 6,662,421 shares, respectively, of our common stock for $30.0 million and $60.0 million, respectively, under our common stock repurchase program.
The following table presents a reconciliation of the numerator and denominator of basic and diluted (loss) earnings per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share amounts)
Numerator for basic and diluted (loss) earnings per share:
Net (loss) income	$(7,851)	$114,997	$(15,220)	$239,180
Denominator:
Weighted average common shares outstanding for basic calculation	257,003,691	258,845,588	256,935,763	260,719,446
Add: Effect of equity awards	—	—	—	14,827
Weighted average common shares outstanding for diluted calculation	257,003,691	258,845,588	256,935,763	260,734,273
Basic (loss) earnings per share	$(0.03)	$0.44	$(0.06)	$0.92
Diluted (loss) earnings per share	$(0.03)	$0.44	$(0.06)	$0.92
Basic (loss) earnings per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding, which included 256,682 and 245,277 shares of participating securities in the three and six months ended June 30, 2023, respectively, and 219,622 and 206,934 shares of participating securities in the three and six months ended June 30, 2022, respectively. Diluted (loss) earnings per share is calculated by dividing net (loss) income by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted (loss) earnings per share calculation for the three and six months ended June 30, 2023 excludes the dilutive effect of approximately 15,461 and 11,211 shares, respectively, primarily related to restricted stock units, as their inclusion would have been anti-dilutive due to the Company's net loss.
Additionally, the weighted average common shares outstanding for the diluted (loss) earnings per share calculation excludes consideration of 3,905,182 and 3,423,368 equivalent shares for the three and six months ended June 30, 2023, respectively, and 2,385,187 and 1,903,300 equivalent shares for the three and six months ended June 30, 2022, respectively, as their effect would have been anti-dilutive.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) Stock-Based Compensation
The Human Resources and Compensation Committee of our Board of Directors granted 519,482 stock options, 665,417 restricted stock units (“RSUs”) and 542,743 performance stock units (“PSUs”) to our employees during the first six months of 2023 under our Omnibus Equity Incentive Plan. Our electing non-employee directors received 56,650 deferred share units (“DSUs”) and 154,609 RSUs and deferred RSUs during the six months ended June 30, 2023 under our Omnibus Equity Incentive Plan. The weighted average exercise price per share and weighted average fair value per share of the stock options granted in the six months ended June 30, 2023 was $5.51 and $3.01, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:

Dividend yield	0.73%
Expected volatility	58.16%
Risk-free interest rate	4.04%
Expected term (in years)	6.0 years

We measure the fair value of grants of RSUs and DSUs based on the closing market price of a share of our common stock on the date of the grant. The weighted average fair value per share was $5.58 for RSUs granted to employees, $4.24 for RSUs and deferred RSUs granted to non-employee directors and $4.94 for DSUs granted during the six months ended June 30, 2023.
We measure the fair value of grants of PSUs using a monte carlo valuation. The weighted average fair value of the PSUs granted in the six months ended June 30, 2023 was $7.30 per share and will be expensed over a vesting period of three years. The final payout to holders of PSUs will be based upon the Company's total shareholder return relative to a peer group's performance measured at the end of each performance period.
In the three months ended June 30, 2023 and 2022, we recognized $1.4 million and $0.6 million, respectively, of stock-based compensation expense. The majority of the expense, $1.3 million and $0.6 million, respectively, was recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations, with the remaining expense recorded in cost of goods sold.
In the six months ended June 30, 2023 and 2022, we recognized $2.2 million and $1.0 million, respectively, of stock-based compensation expense. The majority of the expense, $2.0 million and $1.0 million, respectively, was recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations, with the remaining expense recorded in cost of goods sold.
As of June 30, 2023, the unrecognized compensation cost related to the unvested portion of all stock-based awards was approximately $13.4 million and is expected to be recognized over the remaining vesting period of the respective grants.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) Supplementary Balance Sheet Detail
Supplier Finance Program (“SFP”) Obligations
GrafTech Mexico S.A. De C.V. (“GrafTech Mexico”) participates in an electronic vendor voucher payment program supported by the Mexican Government through one of its national banks, whereby suppliers can factor their invoices through a financial intermediary. This program gives GrafTech Mexico’s suppliers the option to settle trade receivables by obtaining payment from the financial intermediary prior to the invoice due date for a discounted amount. GrafTech Mexico’s responsibility is limited to making payment on the terms originally negotiated with its supplier, regardless of whether the supplier elects to receive early payment. The range of payment terms GrafTech Mexico negotiates with its suppliers is consistent, irrespective of whether a supplier participates in the program.
As of June 30, 2023, $8.2 million of SFP obligations were included in accounts payable on the Condensed Consolidated Balance Sheets and upon settlement, are reflected as cash flow from operating activities in the Condensed Consolidated Statements of Cash Flows. GrafTech Mexico did not have a SFP obligation as of December 31, 2022.

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
The environmental and economic advantages of EAF steel production position both that industry and the graphite electrode industry for continued long-term growth.
We believe GrafTech's leadership position and vertical integration are sustainable competitive advantages. The services and solutions we provide will position our customers and us for a better future.
Operational and Commercial Update
Sales volume for the second quarter of 2023 was 26.4 thousand metric tons (“MT”), consisting of 8.5 thousand MT of LTA volume and 17.9 thousand MT of non-LTA volume, and decreased 38% compared to the second quarter of 2022, primarily reflecting the residual impact of the suspension of our operations in Monterrey, Mexico that began near the end of the third quarter of 2022. Although the facility resumed production during the fourth quarter of 2022, the suspension coincided with a key commitment window for customer purchases primarily covering the first six months of 2023. The resulting uncertainty during this period limited our ability to enter into new customer commitments for the first half of 2023. In addition, the lower sales volume was also attributable to softness in graphite electrode demand.
For the second quarter of 2023, the weighted-average realized price for our LTA volume was $9,000 per MT, a reduction of 6% compared to $9,600 per MT in the second quarter of 2022. For our non-LTA volume, the weighted-average realized price for graphite electrodes delivered and recognized in revenue in the second quarter of 2023 was $5,600 per MT, a decrease of 6% compared to the second quarter of 2022 reflecting the softer commercial environment.
Production volume was 25.2 thousand MT in the second quarter of 2023, a decrease of 43% compared to the second quarter of 2022, as we proactively reduced production volume to align with our evolving demand outlook and to manage our working capital levels.
Outlook
As we proceed through the second half of 2023, while we continue to move past the Monterrey suspension-driven impact on our sales volume, we expect demand for graphite electrodes will be tempered by ongoing softness in the commercial environment. As a result, we estimate our sales volume for the full year of 2023 will be in the range of 95 thousand MT to 105 thousand MT, as compared to our previous estimate of 100 thousand MT to 115 thousand MT. We estimate sales volume in the third quarter of 2023 will be broadly in line with sales volume for the second quarter of 2023.
We expect our cash cost of goods sold per MT in the second half of 2023 will be below the level recognized for the first half of the year. However, for the full year of 2023, we expect a significant year-over-year increase in our cash cost of goods sold per MT as (1) fixed costs are recognized over a smaller volume base, (2) excess fixed costs that would have otherwise been inventoried are recognized when incurred due to reduced production levels and (3) reflecting the full-year impact of higher raw material costs that increased throughout 2022. We continue to closely manage our operating costs and capital expenditures, as well as our working capital levels.
Looking ahead, we remain confident in our ability to overcome near-term challenges and are optimistic about the longer-term outlook for our business. We anticipate the steel industry’s accelerating efforts to decarbonize will lead to increased adoption of the EAF method of steelmaking, driving long-term demand growth for graphite electrodes. We also anticipate the demand for petroleum needle coke, the key raw material we use to produce graphite electrodes, to accelerate driven by its utilization in producing synthetic graphite for use in lithium-ion batteries for the growing electric vehicle market. We believe that the actions we are taking, supported by a distinct set of capabilities, including our substantial vertical integration into petroleum needle coke via our Seadrift facility, will optimally position GrafTech to benefit from these sustainable industry tailwinds.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Steel market capacity utilization rates have been as follows:

	Q2 2023	Q1 2023	Q2 2022
Global (ex-China) capacity utilization rate(1)	66%	66%	70%
U.S. steel market capacity utilization rate(2)	77%	75%	81%
(1) Source: World Steel Association, Metal Expert and GrafTech analysis, as of July 2023
(2) Source: American Iron and Steel Institute, as of July 2023

The table of estimated shipments of graphite electrodes under existing LTAs remains as follows, reflecting our current expectations for the full years of 2023 and 2024:

	2023 Outlook	2024 Outlook
Estimated LTA volume(1)	27-31	13-16
Estimated LTA revenue(2)	$235-$265	$100-$135(3)
(1) In thousands of MT
(2) In millions
(3) Includes expected termination fees from a few customers that have failed to meet certain obligations under their LTAs

We recorded 15.8 thousand MT of LTA volume and $146.2 million of LTA revenue in the six months ended June 30, 2023, and we expect to record 11 thousand to 15 thousand MT of LTA volume and approximately $89.0 million to $119.0 million of LTA revenue for the remainder of 2023.
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
Capital Structure and Capital Allocation
During the second quarter of 2023, we completed a $450.0 million private offering of 2023 Senior Secured Notes. This transaction extended our debt maturities to 2028 as the net proceeds from this offering were used to repay the debt outstanding under the 2018 Term Loan Facility that was scheduled to mature in 2025.
As of June 30, 2023, GrafTech had cash and cash equivalents of $132.2 million and gross debt of approximately $950.3 million. The Company's current capital allocation approach is focused on maintaining sufficient liquidity as we recover from the impact of the temporary suspension of our operations in Monterrey, Mexico, while making targeted investments to support long-term growth. On August 2, 2023, the Company’s Board of Directors elected to suspend the quarterly cash dividend of $0.01 per share.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Key financial measures

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net sales	$185,561	$363,646	$324,363	$729,891
Net (loss) income	(7,851)	114,997	(15,220)	239,180
(Loss) earnings per share(1)	(0.03)	0.44	(0.06)	0.92
EBITDA(2)	23,465	157,972	36,403	325,500
Adjusted net (loss) income(2)	(5,768)	115,102	(11,317)	241,022
Adjusted (loss) earnings per share(1)(2)	(0.02)	0.44	(0.04)	0.92
Adjusted EBITDA(2)	26,022	158,196	41,137	327,796
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
Production volume, production capacity and capacity utilization help us understand the efficiency of our production, evaluate cost of goods sold and consider how to approach our sales contract initiative.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except utilization)	2023	2022	2023	2022
Sales volume (MT)	26.4	42.3	43.3	85.6
Production volume (MT)(1)	25.2	43.9	41.0	90.0
Total production capacity (MT)(2)(3)	58.0	58.0	116.0	116.0
Total capacity utilization(3)(4)	43%	76%	35%	78%
Production capacity excluding St. Marys (MT)(2)(5)	51.0	51.0	102.0	102.0
Capacity utilization excluding St. Marys(4)(5)	49%	86%	40%	88%
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
(5) Our St. Marys, Pennsylvania facility graphitizes a limited number of electrodes and pins sourced from our Monterrey, Mexico facility. The remaining production processes at St. Marys were restarted in the second quarter of 2023, with activities expected to ramp up over time to support future demand.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Results of Operations
The Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
The table presented in our period-over-period comparisons summarizes our Condensed Consolidated Statements of Operations and illustrates key financial indicators used to assess the consolidated financial results. Throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report ("MD&A"), insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	Three Months Ended June 30,		Increase/ Decrease	% Change
	2023	2022
	(Dollars in thousands)

Net sales	$185,561	$363,646	$(178,085)	(49)%
Cost of goods sold	157,216	201,496	(44,280)	(22)%
Gross profit	28,345	162,150	(133,805)	(83)%
Research and development	1,196	723	473	65%
Selling and administrative expenses	18,551	18,030	521	3%
Operating income	8,598	143,397	(134,799)	(94)%
Other expense (income), net	455	(563)	1,018	(181)%
Interest expense	13,907	9,399	4,508	48%
Interest income	(242)	(1,858)	1,616	(87)%
(Loss) income before provision for income taxes	(5,522)	136,419	(141,941)	(104)%
Provision for income taxes	2,329	21,422	(19,093)	(89)%
Net (loss) income	$(7,851)	$114,997	$(122,848)	(107)%
Net sales decreased $178.1 million, or 49%, compared to the second quarter of 2022, primarily reflecting lower sales volume driven by the residual impact of the suspension of our operations in Monterrey, Mexico that began near the end of the third quarter of 2022. In addition, the lower sales volume was also attributable to softness in graphite electrode demand. A shift in the mix of our business from volume derived from LTAs to volume derived from non-LTAs further contributed to the decline in net sales.
Cost of goods sold decreased $44.3 million, or 22%, compared to the second quarter of 2022, primarily reflecting lower sales volume, partially offset by an increase in our costs as higher priced inventory was sold during the second quarter of 2023, reflecting the full-year impact of raw material, energy and freight cost increases that occurred throughout 2022. In addition, due to the reduced production levels in the second quarter of 2023, we recorded excess fixed manufacturing costs of approximately $12.8 million, including $2.5 million of depreciation, that would have otherwise been inventoried.
Selling and administrative expenses increased $0.5 million, or 3%, compared to the second quarter of 2022, primarily reflecting increased administrative spending, partially offset by reduced selling expenses driven by reduced sales volume.
Interest expense increased $4.5 million, or 48%, compared to the second quarter of 2022 primarily due to the recognition of a $3.1 million loss on debt extinguishment related to the repayment of the 2018 Term Loan Facility, as well as a $1.6 million reduction of gains recognized related to interest rate swap activity. See Note 6, “Interest Expense” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The following table summarizes the provision for income taxes:

	Three Months Ended June 30,
	2023	2022
	(Dollars in thousands)

Provision for income taxes	$2,329	$21,422
Pre-tax (loss) income	(5,522)	136,419
Effective tax rate	(42.2)%	15.7%
The provision for income taxes decreased in the second quarter of 2023 compared to the second quarter of 2022 primarily due to a decrease in pre-tax income as well as a shift in the jurisdictional mix of earnings.
The effective tax rate for the second quarter of 2023 was lower than the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates. The effective tax rate for the second quarter of 2022 was lower than the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates, which was partially offset by the net combined impact related to the U.S. taxation of GILTI and FTCs.
The Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
The table presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout this MD&A, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	Six Months Ended June 30,		Increase/ Decrease	% Change
	2023	2022
	(Dollars in thousands)

Net sales	$324,363	$729,891	$(405,528)	(56)%
Cost of goods sold	269,861	392,710	(122,849)	(31)%
Gross profit	54,502	337,181	(282,679)	(84)%
Research and development	2,388	1,603	785	49%
Selling and administrative expenses	40,702	39,284	1,418	4%
Operating income	11,412	296,294	(284,882)	(96)%
Other expense (income), net	1,108	(760)	1,868	246%
Interest expense	26,713	18,611	8,102	44%
Interest income	(614)	(1,956)	(1,342)	69%
(Loss) Income before (benefit) provision for income taxes	(15,795)	280,399	(296,194)	(106)%
(Benefit) provision for income taxes	(575)	41,219	(41,794)	(101)%
Net (loss) income	$(15,220)	$239,180	$(254,400)	(106)%
Net sales decreased $405.5 million, or 56%, compared to the first six months of 2022, primarily reflecting lower sales volume driven by the residual impact of the suspension of our operations in Monterrey, Mexico that began near the end of the third quarter of 2022. In addition, the lower sales volume was also attributable to softness in graphite electrode demand. A shift in the mix of our business from volume derived from LTAs to volume derived from non-LTAs further contributed to the decline in net sales.
Cost of goods sold decreased $122.8 million, or 31%, compared to the first six months of 2022, primarily reflecting lower sales volume, partially offset by an increase in our costs as higher priced inventory was sold during the first half of 2023, reflecting the full-year impact of raw material, energy and freight cost increases that occurred throughout 2022. In addition, due to the reduced production levels in the first half of 2023, we recorded excess fixed manufacturing costs of approximately $25.4 million, including $5.3 million of depreciation, that would have otherwise been inventoried.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Selling and administrative expenses increased $1.4 million, or 4%, compared to the first half of 2022, primarily due to increased administrative expenses.
Interest expense increased $8.1 million, or 44%, compared to the first half of 2022 primarily due to the recognition of $0.1 million of net losses in the first half of 2023, compared to $6.7 million of net gains in the first half of 2022 related to interest rate swap activity and $1.6 million of incremental write-offs of debt issuance costs and original issuance discounts related to the 2018 Term Loan Facility. See Note 6, “Interest Expense” in the Notes to the Condensed Consolidated Financial Statements for further discussion.
Provision for income taxes. The following table summarizes the provision for income taxes:

	Six Months Ended June 30,
	2023	2022
	(Dollars in thousands)
(Benefit) provision for income taxes	$(575)	$41,219
Pre-tax (loss) income	(15,795)	280,399
Effective tax rate	3.6%	14.7%
The provision for income taxes decreased from $41.2 million for the six months ended June 30, 2022 to a benefit of $0.6 million for the six months ended June 30, 2023. This change is primarily related to a decrease in pre-tax income and a shift in the jurisdictional mix of earnings.
The effective tax rate for the first six months of 2023 was lower than the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates. The effective tax rate for the first six months of 2022 was lower than the U.S. statutory rate of 21% primarily due to worldwide earnings from various countries taxed at different rates, which was partially offset by the net combined impact related to the U.S. taxation of GILTI and FTCs.
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
The impact of these changes in the average exchange rates of other currencies against the U.S. dollar on our net sales was an increase of $0.5 million and a decrease of $0.7 million for the second quarter and six months ended June 30, 2023, respectively, compared to the same periods of 2022. The impact of these changes on our cost of goods sold were increases of $2.9 million and $5.5 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

stock repurchases and other obligations. Disruptions in the U.S. and international financial markets could adversely affect our liquidity and the cost and availability of financing to us in the future.
We believe that we have adequate liquidity to meet our needs for at least the next twelve months and for the foreseeable future thereafter. As of June 30, 2023, we had liquidity of $336.7 million, consisting of $204.5 million of availability under our 2018 Revolving Credit Facility and cash and cash equivalents of $132.2 million. As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenant in our 2018 Revolving Credit Facility (see below and Note 4, "Debt and Liquidity"), our operating performance resulted in a reduction of the availability under our 2018 Revolving Credit Facility. Our future operating performance could result in further reductions in availability under the 2018 Revolving Credit Facility. We expect our operating cash flow and our adjusted free cash flow to be positive for 2023 and do not anticipate the need to borrow against our 2018 Revolving Credit Facility. We had gross long-term debt of $950.2 million and gross short-term debt of $0.1 million as of June 30, 2023. As of December 31, 2022, we had liquidity of $461.6 million consisting of $327.0 million available under our 2018 Revolving Credit Facility and cash and cash equivalents of $134.6 million. We had gross long-term debt of $933.9 million and gross short-term debt of $0.1 million as of December 31, 2022.
As of June 30, 2023 and December 31, 2022, $80.2 million and $92.3 million, respectively, of our cash and cash equivalents were located outside of the U.S. We repatriate funds from our foreign subsidiaries through dividends. All of our subsidiaries face the customary statutory limitation that distributed dividends cannot exceed the amount of retained and current earnings. Upon repatriation to the U.S., the foreign source portion of dividends we receive from our foreign subsidiaries are not subject to U.S. federal income tax because the amounts were either previously taxed or are exempted from tax by Section 245A of the Internal Revenue Service Code (the "Code").
Cash flow and plans to manage liquidity. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of tax and interest payments and other factors.
Debt Structure
2018 Term Loan and 2018 Revolving Credit Facility
In February 2018, the Company entered into the 2018 Credit Agreement, which provided for (i) the $2.3 billion 2018 Term Loan Facility after giving effect to the First Amendment that increased the aggregate principal amount of the 2018 Term Loan Facility from $1.5 billion to $2.3 billion and (ii) the $330 million 2018 Revolving Credit Facility after giving effect to the May 2022 amendment that increased the revolving commitments under the 2018 Credit Agreement by $80.0 million from $250.0 million. GrafTech Finance is the sole borrower under the 2018 Term Loan Facility while GrafTech Finance, Swissco and GrafTech Luxembourg II S.à r.l. (“Luxembourg Holdco” and, together with GrafTech Finance and Swissco, the “Co-Borrowers”) are co-borrowers under the 2018 Revolving Credit Facility. The 2018 Revolving Credit Facility matures on May 31, 2027. The net proceeds from the 2023 Senior Secured Notes were used to repay outstanding borrowings under our 2018 Term Loan Facility. Accordingly, as of June 30, 2023, there were no term loans outstanding under the 2018 Term Loan Facility. As of June 30, 2023 and December 31, 2022, there were no borrowings outstanding on the 2018 Revolving Credit Facility and there was $3.0 million of letters of credit drawn against the 2018 Revolving Credit Facility as of each date.
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
The 2018 Revolving Credit Facility is guaranteed by each of our domestic subsidiaries, subject to certain customary exceptions, and by GrafTech Luxembourg I S.à r.l., a Luxembourg société à responsabilité limitée and an indirect wholly owned subsidiary of GrafTech, Luxembourg HoldCo, and Swissco (collectively, the “Guarantors”) with respect to all obligations under the 2018 Revolving Credit Facility of each of our foreign subsidiaries that is a Controlled Foreign Corporation (within the meaning of Section 956 of the Code).
Any obligations under the 2018 Revolving Credit Facility are secured, subject to certain exceptions, by: (i) a pledge of all of the equity securities of each domestic Guarantor and of each other direct, wholly owned domestic subsidiary of GrafTech and any Guarantor, (ii) a pledge on no more than 65% of the equity interests of each subsidiary that is a Controlled Foreign

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Corporation (within the meaning of Section 956 of the Code), and (iii) security interests in, and mortgages on, personal property and material real property of each domestic Guarantor, subject to permitted liens and certain exceptions specified in the 2018 Revolving Credit Facility. The obligations of each foreign subsidiary of GrafTech that is a Controlled Foreign Corporation under the 2018 Revolving Credit Facility are secured by (i) a pledge of no more than 65% of the equity securities of each Guarantor that is a Controlled Foreign Corporation and of each direct, wholly owned subsidiary of any Guarantor that is a Controlled Foreign Corporation, and (ii) security interests in certain receivables and personal property of each Guarantor that is a Controlled Foreign Corporation, subject to permitted liens and certain exceptions specified in the 2018 Revolving Credit Facility.
The 2018 Revolving Credit Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to GrafTech and restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The 2018 Revolving Credit Facility contains a financial covenant that requires GrafTech to maintain a senior secured first lien net leverage ratio not greater than 4.00 to 1.00 when the aggregate principal amount of borrowings under the 2018 Revolving Credit Facility and outstanding letters of credit issued under the 2018 Revolving Credit Facility (except for undrawn letters of credit in an aggregate amount equal to or less than $35.0 million), taken together, exceed 35% of the total amount of commitments under the 2018 Revolving Credit Facility. The 2018 Revolving Credit Facility also contains customary events of default. We were in compliance with all of our debt covenants as of June 30, 2023 and December 31, 2022.
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
The 2020 Senior Secured Notes are guaranteed on a senior secured basis by the Company and all of its existing and future direct and indirect U.S. subsidiaries that guarantee, or borrow under, the 2018 Revolving Credit Facility, other than GrafTech Finance. The 2020 Senior Secured Notes are secured on a pari passu basis by the collateral securing the term loans under the 2018 Credit Agreement and the 2023 Senior Secured Notes. GrafTech Finance, the Company and the other guarantors granted a security interest in such collateral, consisting of substantially all of their respective assets, as security for the obligations of GrafTech Finance, the Company and the other guarantors under the 2020 Senior Secured Notes and the Indenture pursuant to a collateral agreement, dated as of December 22, 2020 (the “Collateral Agreement”), among GrafTech Finance, the Company, the other subsidiaries of the Company named therein as grantors and U.S. Bank National Association, as collateral agent.
The 2020 Senior Secured Notes bear interest at the rate of 4.625% per annum, which accrued from December 22, 2020 and is payable in arrears on June 15 and December 15 of each year, commencing on June 15, 2021. The 2020 Senior Secured Notes will mature on December 15, 2028, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the Indenture.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

2023 Senior Secured Notes
In June 2023, GrafTech Global Enterprises Inc. issued $450 million aggregate principal amount of 2023 Senior Secured Notes, including $11.4 million of original issue discount. The 2023 Senior Secured Notes were issued at an issue price of 97.456% of the principal amount thereof in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to non-U.S. persons outside the United States under Regulation S under the Securities Act.
The 2023 Senior Secured Notes are or will be, as applicable, guaranteed on a senior secured basis by (i) GrafTech Finance, (ii) the Company and all of its direct and indirect U.S. subsidiaries that, as of the date of the 2023 Senior Secured Notes, guarantee (or are borrowers of) the debt under the 2018 Term Loan Facility and the 2018 Revolving Credit Facility, other than GrafTech Global Enterprises Inc., and (iii) all of the Company’s future direct and indirect subsidiaries that guarantee (or are borrowers of) debt under the 2018 Term Loan Facility and the 2018 Revolving Credit Facility, the 2020 Senior Secured Notes and certain other future indebtedness, in each case, other than certain excluded foreign subsidiaries and GrafTech Global Enterprises Inc. The 2023 Senior Secured Notes and the note guarantees are secured on a first-priority basis by liens on the collateral of GrafTech Global Enterprises Inc. and the guarantors securing the debt under the 2018 Revolving Credit Facility and the 2020 Senior Secured Notes, on an equal and ratable basis with the debt under the 2018 Revolving Credit Facility and 2020 Senior Secured Notes, in each case subject to permitted liens and certain exceptions, pursuant to a collateral agreement, dated as of June 26, 2023 among GrafTech Global Enterprises Inc., the Company, the other subsidiaries of the Company named therein as grantors and U.S. Bank Trust Company, National Association, as collateral agent.
The 2023 Senior Secured Notes bear interest at a rate of 9.875% per annum which accrued from June, 26, 2023 and is payable in arrears on June 15 and December 15 of each year, commencing on December 15, 2023. The 2023 Senior Secured Notes will mature on December 15, 2028, unless earlier redeemed or repurchased, and are subject to the terms of the indenture governing the 2023 Senior Secured Notes (the “2023 Indenture”).
GrafTech Global Enterprises Inc. may redeem some or all of the 2023 Senior Secured Notes at the redemption prices and on the terms specified in the 2023 Indenture. If the Company or GrafTech Global Enterprises experiences specific kinds of changes in control or the Company or any of its restricted subsidiaries sells certain of its assets, then GrafTech Global Enterprises Inc. must offer to repurchase the 2023 Senior Secured Notes on the terms set forth in the 2023 Indenture.
The 2023 Indenture contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, to incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, incur or suffer to exist liens securing indebtedness, make certain investments, engage in certain transactions with affiliates, consummate certain asset sales and effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets. The 2023 Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Global Enterprises Inc., all outstanding 2023 Senior Secured Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding 2023 Senior Secured Notes may declare all of the 2023 Senior Secured Notes to be due and payable immediately.
Uses of Liquidity
In July 2019, our Board of Directors authorized a program to repurchase up to $100.0 million of our outstanding common stock. In November 2021, our Board of Directors authorized the repurchase of an additional $150.0 million of stock repurchases under this program. We may purchase shares from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18 plans. The amount and timing of repurchases are subject to a variety of factors including liquidity, stock price, applicable legal requirements, other business objectives and market conditions. In the first six months of 2023, we did not repurchase any shares of our common stock. As of June 30, 2023, we had $99.0 million remaining under our stock repurchase authorization.
Throughout 2022 and through the second quarter of 2023, we paid a quarterly dividend of $0.01 per share. On August 2, 2023, the Company’s Board of Directors elected to suspend the quarterly cash dividend of $0.01 per share. There can be no assurance that we will resume paying dividends in the future in these amounts or at all. Our Board of Directors may change the timing and amount of any future dividend payments, if reinstated, or eliminate the payment of future dividends in its sole discretion, without any prior notice to our stockholders. Our ability to pay dividends will depend upon many factors, including our financial position and liquidity, results of operations, legal requirements, restrictions that may be imposed by the terms of our current and future credit facilities and other debt obligations and other factors deemed relevant by our Board of Directors.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

In June 2023, GrafTech Global Enterprises Inc. issued $450 million aggregate principal amount of 2023 Senior Secured Notes. The net proceeds from the 2023 Senior Secured Notes were used to repay borrowings under our 2018 Term Loan Facility.
Potential uses of our liquidity (other than operations) include capital expenditures, debt repayments, dividends, share repurchases, and other general purposes. Any such potential uses of our liquidity may be funded by existing available liquidity, the incurrence of new secured or unsecured loans or capital market issuances. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn, including any recession or potential resurgence of the COVID-19 pandemic, could significantly and negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.
In order to seek to minimize our credit risks, we may reduce our sales of, or refuse to sell (except for prepayment, cash on delivery or under letters of credit or parent guarantees), our products to some customers and potential customers. Our unrecovered trade receivables worldwide have not been material during the last two years individually or in the aggregate.
We manage our capital expenditures by taking into account quality, plant reliability, safety, environmental and regulatory requirements, prudent or essential maintenance requirements, global economic conditions, available capital resources, liquidity, long-term business strategy and return on invested capital for the relevant expenditures, cost of capital and return on invested capital of the Company as a whole and other factors.     Capital expenditures totaled $39.8 million in the six months ended June 30, 2023. We continue to expect full-year capital expenditures to be in the range of $55.0 million to $60.0 million for 2023.
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
    Cash Flow
The following table summarizes our cash flow activities:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$15,774	$206,439
Investing activities	(39,575)	(29,209)
Financing activities	20,700	(178,866)
Net change in cash and cash equivalents	$(3,101)	$(1,636)
Net cash provided by operating activities totaled $15.8 million in the first six months of 2023 compared to $206.4 million in the prior-year period. The decrease in operating cash flow was primarily due to the $254.4 million reduction in net income in the first six months of 2023 versus the first six months of 2022. Partially offsetting reduced net income was an increase in cash provided by working capital of $68.4 million. Cash flow provided by inventories increased $123.4 million, compared to the first six months of 2022, primarily driven by reduced quantities on hand. Cash flow provided by accounts receivable increased $35.8 million, compared to the first six months of 2022, primarily due to reduced sales volume. Cash flow provided by prepaid expenses and other current assets increased $18.2 million, compared to the first six months of 2022, primarily due to timing of payments. Cash flow used for accounts payable and accruals was $29.1 million in the first six months of 2023 compared to a source of cash of $74.4 million in the first six months of 2022 primarily due to a reduced amount of customer pre-payments in the first half of 2023 versus the first half of 2022.
Net cash used in investing activities was $39.6 million in the six months ended June 30, 2023 compared to $29.2 million in the six months ended June 30, 2022. The increase is primarily due to increased capital expenditures.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Net cash provided by financing activities was $20.7 million for the six months ended June 30, 2023 compared to $178.9 million of net cash used in financing activities in the first six months of 2022. The change was primarily due to the issuance of $450.0 million of 2023 Senior Secured Notes net of an $11.4 million original issue discount, the absence of $60.0 million of stock repurchases in the first six months of 2023 compared to the first six months of 2022 and $28.9 million of increased cash received from the settlement of interest rate swaps, partially offset by a $323.7 million increase in cash used to repay the 2018 Term Loan Facility.
Related Party Transactions
We have engaged in transactions with affiliates or related parties in the three months ended June 30, 2023 and we expect to continue to do so in the future. These transactions include ongoing obligations under the Tax Receivable Agreement, Stockholders Rights Agreement and Registration Rights Agreement, each with Brookfield.
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
We define EBITDA, a non‑GAAP financial measure, as net income or loss plus interest expense, minus interest income, plus income taxes and depreciation and amortization. We define adjusted EBITDA, a non-GAAP financial measure, as EBITDA adjusted by any pension and other post-employment benefit ("OPEB") plan expenses or benefits, adjustments for public offerings and related expenses, non‑cash gains or losses from foreign currency remeasurement of non‑operating assets and liabilities in our foreign subsidiaries where the functional currency is the U.S. dollar, stock-based compensation expense and related party payable - Tax Receivable Agreement adjustments. Adjusted EBITDA is the primary metric used by our management and our Board of Directors to establish budgets and operational goals for managing our business and evaluating our performance.
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
We define free cash flow, a non-GAAP financial measure, as net cash provided by operating activities less capital expenditures. We define adjusted free cash flow, a non-GAAP financial measure, as free cash flow adjusted by payments made or received from the settlement of interest rate swap contracts and payments of the Change in Control charges that were triggered as a result of the ownership of our largest stockholder falling below 30% of our total outstanding shares. We use free cash flow and adjusted free cash flow as critical measures in the evaluation of liquidity in conjunction with related GAAP amounts. We also use these measures when considering available cash, including for decision-making purposes related to dividends and discretionary investments. Further, these measures help management, the audit committee, and investors evaluate a company's ability to generate liquidity from operating activities. For the purpose of this measure, a Change in Control occurred when Brookfield and any affiliates thereof ceased to own stock of the Company that constitutes at least thirty percent (30%) or thirty-five percent (35%), as applicable, of the total fair market value or total voting power of the stock of the Company (the "Change in Control").

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
In evaluating EBITDA, adjusted EBITDA, adjusted net (loss) income, adjusted (loss) earnings per share, free cash flow and adjusted free cash flow, you should be aware that in the future, we will incur expenses similar to the adjustments in the reconciliations presented below. Our presentations of EBITDA, adjusted EBITDA, adjusted net (loss) income and adjusted (loss) earnings per share, should not be construed as suggesting that our future results will be unaffected by these expenses or any unusual or non‑recurring items. When evaluating our performance, you should consider EBITDA, adjusted EBITDA, adjusted net (loss) income, adjusted (loss) earnings per share, free cash flow and adjusted free cash flow alongside other measures of financial performance and liquidity, including our net (loss) income, (loss) earnings per share and cash from operating activities, respectively, and other GAAP measures.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

Reconciliation of Net (Loss) Income to Adjusted Net (Loss) Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
Net (loss) income	$(7,851)	$114,997	$(15,220)	$239,180

Diluted (loss) income per common share:
Net (loss) income per share	$(0.03)	$0.44	$(0.06)	$0.92
Weighted average shares outstanding	257,003,691	258,845,588	256,935,763	260,734,273

Adjustments, pre-tax:
Pension and OPEB plan expenses(1)	899	553	1,817	1,104
Public offerings and related expenses(2)	—	100	—	100
Non-cash losses (gains) on foreign currency remeasurement(3)	273	(1,002)	720	234
Stock-based compensation expense(4)	1,385	573	2,181	1,038
Related party payable - Tax Receivable Agreement adjustment(5)	—	—	16	(180)
Total non-GAAP adjustments pre-tax	2,557	224	4,734	2,296
Income tax impact on non-GAAP adjustments(6)	474	119	831	454
Adjusted net (loss) income	$(5,768)	$115,102	$(11,317)	$241,022
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
(5)Non-cash expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that are expected to be utilized.
(6)The tax impact on the non-GAAP adjustments is affected by their tax deductibility and the applicable jurisdictional tax rates.

Reconciliation of (Loss) Earnings per share to Adjusted (Loss) Earnings per share
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Loss) Earnings per share	$(0.03)	$0.44	$(0.06)	$0.92
Adjustments per share:
Pension and OPEB plan expenses(1)	—	—	0.01	—
Public offerings and related expenses(2)	—	—	—	—
Non-cash losses (gains) on foreign currency remeasurement(3)	—	—	—	—
Stock-based compensation expense(4)	0.01	—	0.01	—
Related party payable - Tax Receivable Agreement adjustment(5)	—	—	—	—
Total non-GAAP adjustments pre-tax per share	0.01	—	0.02	—
Income tax impact on non-GAAP adjustments per share(6)	—	—	—	—
Adjusted (loss) earnings per share	$(0.02)	$0.44	$(0.04)	$0.92
(1)Net periodic benefit cost for our pension and OPEB plans.
(2)Legal, accounting, printing and registration fees associated with public offerings and related expenses.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(3)Non-cash losses (gains) from foreign currency remeasurement of non-operating assets and liabilities of our non-U.S. subsidiaries where the functional currency is the U.S. dollar.
(4)Non-cash expense for stock-based compensation grants.
(5)Non-cash expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that are expected to be utilized.
(6)The tax impact on the non-GAAP adjustments is affected by their tax deductibility and the applicable jurisdictional tax rates.

Reconciliation of Net (Loss) Income to Adjusted EBITDA	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Net (loss) income	$(7,851)	$114,997	$(15,220)	$239,180
Add:
Depreciation and amortization	15,322	14,012	26,099	28,446
Interest expense	13,907	9,399	26,713	18,611
Interest income	(242)	(1,858)	(614)	(1,956)
Income taxes	2,329	21,422	(575)	41,219
EBITDA	23,465	157,972	36,403	325,500
Adjustments:
Pension and OPEB plan expenses(1)	899	553	1,817	1,104
Public offerings and related expenses(2)	—	100	—	100
Non-cash losses (gains) on foreign currency remeasurement(3)	273	(1,002)	720	234
Stock-based compensation expense(4)	1,385	573	2,181	1,038
Related party payable - Tax Receivable Agreement adjustment(5)	—	—	16	(180)
Adjusted EBITDA	$26,022	$158,196	$41,137	$327,796
(1)Net periodic benefit cost for our pension and OPEB plans.
(2)Legal, accounting, printing and registration fees associated with public offerings and related expenses.
(3)Non-cash losses (gains) from foreign currency remeasurement of non-operating assets and liabilities of our non-U.S. subsidiaries where the functional currency is the U.S. dollar.
(4)Non-cash expense for stock-based compensation grants.
(5)Non-cash expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that are expected to be utilized.

Reconciliation of Net Cash (Used in) Provided by Operating Activities to Free Cash Flow and Adjusted Free Cash Flow
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Net cash (used in) provided by operating activities	$(9,024)	$60,123	$15,774	$206,439
Capital expenditures	(14,518)	(12,493)	(39,789)	(29,348)
Free cash flow	(23,542)	47,630	(24,015)	177,091

Interest rate swap settlements(7)(8)	23,823	(546)	27,453	(1,433)
Change in Control payment(9)	—	—	—	443
Adjusted free cash flow	$281	$47,084	$3,438	$176,101

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of Cost of Goods Sold to Cash Cost of Goods Sold per MT

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per MT amounts)
Cost of goods sold	$157,216	$201,496	$269,861	$392,710
Less:
Depreciation and amortization(1)	13,605	12,303	22,670	25,036
Cost of goods sold - by-products and other(2)	4,958	15,974	13,290	28,443
Cash cost of goods sold	138,653	173,219	233,901	339,231
Sales volume (in thousands of MT)	26.4	42.3	43.3	85.6
Cash cost of goods sold per MT	$5,252	$4,095	$5,402	$3,963
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
If we utilized our 2018 Revolving Credit Facility, we would be exposed to changes in interest rates. Our 2018 Revolving Credit Facility bears interest, at our option, at a rate to either (i) the Adjusted Term SOFR Rate and Adjusted EURIBOR Rate (each, as defined in the 2018 Credit Agreement), plus an applicable margin initially equal to 3.00% per annum or (ii) the ABR Rate, plus an applicable margin initially equal to 2.00% per annum, in each case with two 25 basis point step downs based on achievement of certain senior secured first lien net leverage ratios.
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
Interest rate risk management. We have previously entered into agreements with financial institutions that are intended to limit our exposure to additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure. As of December 31, 2022, we recorded unrealized pre-tax gains of $27.4 million on our interest rate swaps. As of June 30, 2023, we did not have any outstanding interest rate swaps. As of June 30, 2023, we no longer had any variable rate debt outstanding and therefore no exposure to variability in interest rates. See Note 9, “Fair Value Measurements and Derivative Instruments” in the Notes to the Condensed Consolidated Financial Statements for further discussion.
Currency rate management. We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency derivatives, which include, but are not limited to,

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
The outstanding foreign currency derivatives represented a $0.8 million unrealized pre-tax net gain as of June 30, 2023 and a net unrealized pre-tax loss of $0.2 million as of December 31, 2022.
Energy commodity management. We have previously entered into commodity derivative contracts to effectively fix some or all of our exposure to refined oil products. As of June 30, 2023 and December 31, 2022, there were no commodity derivative contracts outstanding.
Sensitivity analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the underlying exposures as well as on the fair values of our derivatives. The sensitivity analysis for the derivatives represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction.
As of June 30, 2023, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease of $2.1 million or a corresponding increase of $2.1 million, respectively, in the fair value of the foreign currency hedge portfolio.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Arbitrations
We are involved in certain arbitrations as respondents/counterclaimants, pending before the International Chamber of Commerce with a few customers who, among other things, have failed to perform under their LTAs and in certain instances are seeking to modify or frustrate their contractual commitments to us. In particular, Aperam South America LTDA, Aperam Sourcing S.C.A., ArcelorMittal Sourcing S.C.A., and ArcelorMittal Brasil S.A. (collectively, the “Claimants”) initiated a single arbitration proceeding against two of the Company’s subsidiaries in the International Chamber of Commerce in June 2020. The Claimants argue, among other things, that they should no longer be required to comply with the terms of the LTAs that they signed due to an alleged drop in market prices for graphite electrodes in January 2020. Alternatively, the Claimants argue that they should not be required to comply with the LTAs that they signed due to alleged market circumstances at the time of execution. In June 2021, the Claimants filed their statement of claim, seeking approximately $61.0 million plus interest in monetary relief and/or reimbursement in respect of several fixed price LTAs that were executed between such subsidiaries and the Claimants in 2017 and 2018. On December 16, 2022, the Claimants revised their calculation of alleged damages to approximately $178.9 million including interest, with damages covering the period from the first quarter of 2020 through the end of the third quarter of 2022 and interest covering the period from June 2020 through December 16, 2022. In March 2023, an International Chamber of Commerce hearing was held before the party-appointed sole arbitrator with the Claimants, the Company, and witnesses in attendance. On March 31, 2023, the Claimants further revised their calculation of alleged damages to approximately $171.7 million, including interest, for the period covering the first quarter of 2020 through 2022. In June of 2023, the Claimants again revised their calculation of alleged damages to approximately $188.2 million, including interest, for the period covering the first quarter of 2020 through the first quarter of 2023. We believe we have valid defenses to these claims. We intend to vigorously defend them and enforce our rights under the LTAs.
Monterrey, Mexico Suspension of Operations
Background
On September 15, 2022, inspectors from the State Attorney’s Office for the Secretary of Environment of the State of Nuevo León, Mexico visited GrafTech México graphite electrode manufacturing facility located in Monterrey, Mexico to inspect GrafTech Mexico’s facility and certain of the facility’s environmental and operating permits. At the conclusion of the inspection, the inspectors issued a Record of Inspection providing for the results of the inspection, their observations, and the imposition of a temporary suspension of GrafTech Mexico’s facilities within seven days. In parallel, the Director of Comprehensive Atmospheric Management of the Undersecretary of Climate Change and Air Quality of the Ministry of the Environment of the State of Nuevo León formally denied GrafTech Mexico's previously requested modification to its operating license stating that such license was no longer valid. On September 22, 2022, GrafTech Mexico submitted observations and responses to the Record of Inspection, requested an extension of the shutdown of the facility until October 7, 2022, and requested a clarification of the scope of the shutdown. On September 23, 2022, inspectors from the State Attorney’s Office for the Secretary of Environment visited GrafTech Mexico’s manufacturing facility to verify the information presented in GrafTech Mexico’s observations and responses submitted on September 22, 2022. On October 4, 2022, the State Attorney’s Office for the Secretary of Environment granted an extension of the shutdown of the facility until October 7, 2022 and clarified the suspension permitting GrafTech Mexico to perform several activities, including extracting or withdrawing finished or unfinished product. On November 17, 2022, the State Attorney’s Office for the Secretary of Environment lifted the suspension notice, subject to the completion of certain agreed-upon activities, including the submission of an environmental impact study with respect to the facility’s operations, allowing the Monterrey facility to resume operations. Notwithstanding that the suspension notice has been conditionally lifted and that the Monterrey facility has resumed operations, GrafTech Mexico believes it is prudent to continue to pursue the related legal proceedings set forth below, particularly the nullity proceeding.

Table of PART II. OTHER INFORMATION (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
Amparo Proceeding
On September 20, 2022, GrafTech Mexico filed an amparo proceeding before the First District Court for Administrative Matters of the State of Nuevo León arguing that the measure imposed by the Ministry of the Environment of the State of Nuevo León ordering a complete temporary suspension of operations violated GrafTech Mexico’s constitutional rights and requested a provisional injunction, and a definitive injunction that would last through the decision on the merits. The provisional injunction was denied by the court on September 26, 2022. On October 3, 2022, GrafTech Mexico appealed this decision before the Third Collegiate Court in Administrative Matters of the Fourth Circuit (Nuevo León), which appeal was also denied on October 24, 2022. On November 8, 2022, the judge denied the definitive injunction, and on November 23, 2022, GrafTech Mexico appealed this decision. With respect to the decision on the merits, on December 20, 2022, the judge reviewed all filings submitted during the proceeding. On May 4, 2023, GrafTech Mexico was informed that the case was transferred to the Second District Court of the Auxiliary Center in the Tenth Region (Saltillo, Coahuila). On July 6, 2023, the court ruled that the amparo proceeding was dismissed in part and denied in part. GrafTech Mexico did not appeal the court’s ruling.
Nullity Proceeding
Separately, on September 28, 2022, GrafTech Mexico filed a nullity proceeding with the Court of Administrative Justice of the State of Nuevo León requesting the court to set aside the determination of the Ministry of the Environment of the State of Nuevo León that the previously requested modification to the operating license was denied because GrafTech Mexico no longer had a valid operating license. On October 13, 2022, the court admitted the nullity proceeding and granted GrafTech Mexico’s request for a preliminary injunction effectively deeming GrafTech Mexico’s operating license valid pending the conclusion of the nullity proceeding. On October 27, 2022, the Ministry of the Environment of the State of Nuevo León challenged the court's decision granting GrafTech Mexico a preliminary injunction. GrafTech Mexico received notice of such challenge on October 28, 2022 and filed its response on November 17, 2022. On December 2, 2022, the Ministry of the Environment of the State of Nuevo León responded to GrafTech's petition, arguing that the Ministry's actions were legally permissible. GrafTech Mexico filed final pleadings on January 17, 2023. On February 27, 2023, the court upheld the injunction in favor of GrafTech Mexico. On April 25, 2023, the court issued a ruling effectively re-affirming the validity of GrafTech Mexico’s operating license and rejected the Ministry of the Environment of the State of Nuevo León’s determination that GrafTech Mexico no longer had a valid operating license. On May 30, 2023, GrafTech Mexico received confirmation from the court that the Ministry of the Environment of the State of Nuevo León did not appeal the ruling on the merits. The authority is now required to take action on GrafTech Mexico’s pending request to modify its operating license.
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

Table of PART II. OTHER INFORMATION (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
Brazil Clause IV

Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees' appeal in favor of GrafTech Brazil. The employees filed a further appeal and on September 12, 2022, we filed our response in opposition. We intend to vigorously defend our position. As of June 30, 2023, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Mexico VAT
In July 2019, the MTA opened an audit of the VAT filings of GrafTech Commercial Mexico for the period of January 1 to April 30, 2019. In September 2021, the MTA issued a tax assessment, claiming improper use of a certain VAT exemption rule for purchases from a foreign affiliate. GrafTech Commercial Mexico filed an administrative appeal against the tax assessment with the MTA’s appeals office. In November 2022, the MTA’s appeals office concluded its review and confirmed the tax assessment. GrafTech Commercial Mexico believes that the purchases from a foreign affiliate are exempt from VAT back-up withholding and in December 2022, GrafTech Commercial Mexico filed a Claim for Nullity with the Chamber Specialized in exclusive resolution of substance of the Federal Court of Administrative Justice. On May 31, 2023, the court held a hearing to determine the scope of the issues to be decided in the proceedings. At the court’s request, GrafTech Commercial Mexico submitted formal pleadings on August 1, 2023. As of June 30, 2023, the tax assessment for the four month period under audit amounted to approximately $26.8 million, including penalties, inflation and interest. Interest will continue to accrue up to five years from the date the corresponding VAT returns were filed and inflation will continue to accrue with the passage of time.

In March 2022, the MTA opened another audit of the VAT filings of GrafTech Commercial Mexico for the period January 1 to December 31, 2018. In the proposed assessment received in January 2023, the MTA is alleging the same improper use of certain VAT exemption rules on purchases from a foreign affiliate and has provided notice of its intent to assess approximately $51.0 million, including penalties, inflation and interest. In Mexico, each tax assessment requires a separate claim. In the first quarter of 2023, the GrafTech Commercial Mexico requested a conclusive agreement with the Mexican ombudsman (PRODECON) to reach a settlement with the MTA. The MTA responded to GrafTech Commercial Mexico’s request on May 30, 2023. On August 2, 2023, GrafTech Commercial Mexico filed a motion exhibiting additional information and reaffirming its position. If the mediation process does not result in a satisfactory outcome, GrafTech Commercial Mexico intends to pursue administrative appeal procedures with the MTA to attempt to satisfactorily resolve this matter. The $51.0 million includes interest and inflation. Interest will continue to accrue up to five years from the date the corresponding VAT returns were filed and inflation will continue to accrue with the passage of time.
GrafTech Commercial Mexico intends to vigorously defend its position in these proceedings.
Item 1A. Risk Factors
The information set forth in this quarterly report on Form 10-Q, including, without limitation, the risk factors presented below, updates and should be read in conjunction with, the risk factors and information disclosed in Part 1 - Item 1A., “Risk

Table of PART II. OTHER INFORMATION (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
Factors,” in our 2022 Annual Report on Form 10-K filed February 14, 2023. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

Our indebtedness could limit our financial and operating activities and adversely affect our ability to incur additional debt to fund future needs and our ability to fulfill our obligations under our existing and future indebtedness.

Our 2018 Credit Agreement currently provides for the 2018 Revolving Credit Facility in the amount of $330 million after giving effect to the May 2022 amendment that increased the revolving commitments under the 2018 Credit Agreement by $80 million from $250 million.

As of June 30, 2023, we had approximately $923.7 million of secured indebtedness outstanding including borrowings under our 2020 Senior Secured Notes and 2023 Senior Secured Notes. As of June 30, 2023, we had $204.5 million available for borrowing under the 2018 Revolving Credit Facility.

Interest expense for the first six months ended June 30, 2023 and June 30, 2022 was $26.9 million and $18.6 million, respectively.

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

•make us more vulnerable to a downturn in our operating performance or a decline in general economic conditions; and

•make us more susceptible to changes in credit ratings, which could impact our ability to obtain financing in the future and increase the cost of such financing.

Compliance with our debt obligations under the 2018 Revolving Credit Facility, 2020 Senior Secured Notes and 2023 Senior Secured Notes could materially limit our financial or operating activities, or hinder our ability to adapt to changing industry conditions, which could result in our losing market share, a decline in our revenue or a negative impact on our operating results.

The 2018 Revolving Credit Facility and the indentures governing the 2020 Senior Secured Notes and 2023 Senior Secured Notes include covenants that could restrict or limit our financial and business operations.

The 2018 Revolving Credit Facility and the indentures governing the 2020 Senior Secured Notes and the 2023 Senior Secured Notes contain a number of restrictive covenants that, subject to certain exceptions and qualifications, restrict or limit our ability and the ability of our subsidiaries to, among other things:

•incur, repay or refinance indebtedness;

•create liens on or sell our assets;

•engage in certain fundamental corporate changes or changes to our business activities;

Table of PART II. OTHER INFORMATION (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
•make investments or engage in mergers or acquisitions;

•pay dividends or repurchase stock;

•engage in certain affiliate transactions;

•enter into agreements or otherwise restrict our subsidiaries from making distributions or paying dividends to the borrowers under the 2018 Revolving Credit Facility or to us or certain of our subsidiaries, as applicable; and

•repay intercompany indebtedness or make intercompany distributions or pay intercompany dividends.

The 2018 Revolving Credit Facility also contains certain affirmative covenants and contains a financial covenant that requires us to maintain a senior secured first lien net leverage ratio not greater than 4.00:1.00 when the aggregate principal amount of borrowings under the 2018 Revolving Credit Facility and outstanding letters of credit issued under the 2018 Revolving Credit Facility (except for undrawn letters of credit in an aggregate amount equal to or less than $35 million), taken together, exceed 35% of the total amount of commitments under the 2018 Revolving Credit Facility.

These covenants and restrictions could affect our ability to operate our business and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise. Additionally, our ability to comply with these covenants may be affected by events beyond our control, including general economic and credit conditions and industry downturns.

If we fail to comply with the covenants in the 2018 Revolving Credit Facility and the indentures governing the 2020 Senior Secured Notes and the 2023 Senior Secured Notes, and are unable to obtain a waiver or amendment, an event of default would result, and the lenders and noteholders could, among other things, declare outstanding amounts due and payable or, with respect to the 2018 Revolving Credit Facility, refuse to lend additional amounts to us or require deposit of cash collateral in respect of outstanding letters of credit. If we were unable to repay or pay the amounts due, the lenders under the 2018 Revolving Credit Facility and the noteholders could, among other things, proceed against the collateral granted to them to secure the indebtedness, which includes substantially all of our and our U.S. subsidiaries’ assets and, with respect to the 2018 Revolving Credit Facility, certain assets of certain of our non-U.S. subsidiaries.

Item 5. Other Information

None of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended June 30, 2023.

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

4.1
Indenture, dated as of June 26, 2023, among GrafTech Global Enterprises Inc., as issuer, GrafTech International Ltd., as a guarantor, each subsidiary guarantor from time to time party thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral agent, relating to GrafTech Global Enterprises Inc.’s 9.875% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.1 to GrafTech International Ltd.’s Current Report on Form 8-K filed June 26, 2023).

4.2
Form of 9.875% Senior Secured Notes due 2028 of GrafTech Global Enterprises Inc. (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to GrafTech International Ltd.’s Current Report on Form 8-K filed June 26, 2023).

10.1+
Collateral Agreement, dated as of June 26, 2023, among GrafTech Global Enterprises Inc., GrafTech International Ltd., the other subsidiary grantors party thereto, and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 to GrafTech International Ltd.’s Current Report on Form 8-K filed June 26, 2023).

10.2
Amended and Restated Employment Agreement, dated June 13, 2023, by and between GrafTech International Holdings Inc. and Marcel Kessler (incorporated by reference to Exhibit 10.1 to GrafTech International Ltd.’s Current Report on Form 8-K filed June 13, 2023).

10.3*	GrafTech International Ltd. Short-Term Incentive Plan (Amended and Restated effective January 1, 2023).

31.1*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Marcel Kessler, Chief Executive Officer and President (Principal Executive Officer).

31.2*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Timothy K. Flanagan, Chief Financial Officer, Senior Vice President Finance and Treasurer (Principal Financial Officer).

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Marcel Kessler, Chief Executive Officer and President (Principal Executive Officer).

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy K. Flanagan, Chief Financial Officer, Senior Vice President Finance and Treasurer (Principal Financial Officer).

101	The following financial information from GrafTech International Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders' Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).

____________________________
*    Filed herewith
**    Furnished herewith
+     Schedules and similar attachments to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of all omitted schedules and similar attachments to the SEC upon its request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	August 4, 2023	By:	/s/ Timothy K. Flanagan
Timothy K. Flanagan
Chief Financial Officer, Senior Vice President Finance and Treasurer (Principal Financial and Accounting Officer)