Form 10-Q
period 2023-09-30
GRAFTECH INTERNATIONAL LTD
filed 2023-11-03
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2023, 256,807,900 shares of common stock were outstanding.

Presentation of Financial, Market and Industry Data
We present our financial information on a consolidated basis. Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.
Certain market and industry data included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (the “Report”) has been obtained or derived from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications, government publications and third-party forecasts in conjunction with our assumptions about our markets. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources consented to the disclosure or use of data in this Report. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Cautionary Note Regarding Forward-Looking Statements” in this Report and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 ("Annual Report on Form 10-K") filed on February 14, 2023.
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
•recent increases in benchmark interest rates and the fact that any future borrowings may subject us to interest rate risk;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$172,807	$134,641
Accounts and notes receivable, net of allowance for doubtful accounts of $7,898 as of September 30, 2023 and $8,019 as of December 31, 2022	97,328	145,574
Inventories	378,970	447,741
Prepaid expenses and other current assets	64,253	87,272
Total current assets	713,358	815,228
Property, plant and equipment	894,262	869,168
Less: accumulated depreciation	383,018	350,022
Net property, plant and equipment	511,244	519,146
Deferred income taxes	23,315	11,960
Goodwill	171,117	171,117
Other assets	64,111	86,727
Total assets	$1,483,145	$1,604,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,935	$103,156
Long-term debt, current maturities	127	124
Accrued income and other taxes	8,441	40,592
Other accrued liabilities	100,605	89,349
Related party payable - Tax Receivable Agreement	5,137	4,631
Total current liabilities	169,245	237,852
Long-term debt	924,375	921,803
Other long-term obligations	51,309	50,822
Deferred income taxes	43,554	45,065
Related party payable - Tax Receivable Agreement long-term	5,784	10,921
Commitments and contingencies - Note 7
Stockholders’ equity:
Preferred stock, par value $0.01, 300,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01, 3,000,000,000 shares authorized, 256,807,900 and 256,597,342 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2,568	2,566
Additional paid-in capital	748,903	745,164
Accumulated other comprehensive loss	(17,612)	(8,070)
Accumulated deficit	(444,981)	(401,945)
Total stockholders’ equity	288,878	337,715

Total liabilities and stockholders’ equity	$1,483,145	$1,604,178

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$158,992	$303,840	$483,355	$1,033,731
Cost of goods sold	157,603	170,171	427,464	562,881
Gross profit	1,389	133,669	55,891	470,850
Research and development	1,295	1,014	3,683	2,617
Selling and administrative expenses	18,231	18,578	58,933	57,862
Operating (loss) income	(18,137)	114,077	(6,725)	410,371

Other expense (income), net	153	(598)	1,261	(1,358)
Interest expense	15,719	6,424	42,432	25,035
Interest income	(1,144)	(241)	(1,758)	(2,197)
(Loss) income before (benefit) provision for income taxes	(32,865)	108,492	(48,660)	388,891
(Benefit) provision for income taxes	(10,244)	15,041	(10,819)	56,260
Net (loss) income	$(22,621)	$93,451	$(37,841)	$332,631

Basic (loss) income per common share:
Net (loss) income per share	$(0.09)	$0.36	$(0.15)	$1.28
Weighted average common shares outstanding	257,090,113	256,848,575	256,987,778	259,415,295
Diluted (loss) income per common share:
Net (loss) income per share	$(0.09)	$0.36	$(0.15)	$1.28
Weighted average common shares outstanding	257,090,113	256,853,454	256,987,778	259,424,885

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(22,621)	$93,451	$(37,841)	$332,631
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of $0, $0, $0 and $2, respectively	(8,035)	(13,311)	(463)	(24,911)
Commodities, interest rate and foreign currency derivatives, net of tax (expense) benefit of $1,218, $369, $3,123 and $(2,659), respectively	(2,906)	(2,426)	(9,079)	5,980
Other comprehensive loss, net of tax	(10,941)	(15,737)	(9,542)	(18,931)
Comprehensive (loss) income	$(33,562)	$77,714	$(47,383)	$313,700

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities:
Net (loss) income	$(37,841)	$332,631
Adjustments to reconcile net (loss) income to cash provided by operations:
Depreciation and amortization	43,053	41,708
Deferred income tax (benefit) provision	(10,297)	11,216
Non-cash stock-based compensation expense	3,809	1,666
Non-cash interest expense	10,249	(3,103)
Other adjustments	(3,278)	230
Net change in working capital*	64,833	(101,622)
Change in related party Tax Receivable Agreement	(4,631)	(3,828)
Change in long-term assets and liabilities	1,372	(4,293)
Net cash provided by operating activities	67,269	274,605
Cash flow from investing activities:
Capital expenditures	(48,287)	(45,281)
Proceeds from the sale of fixed assets	220	161
Net cash used in investing activities	(48,067)	(45,120)
Cash flow from financing activities:
Interest rate swap settlements	27,453	3,762
Debt issuance and modification costs	(8,133)	(2,232)
Proceeds from the issuance of long-term debt, net of original issuance discount	438,552	—
Principal payments on long-term debt	(433,708)	(110,000)
Repurchase of common stock	—	(60,000)
Payments for taxes related to net share settlement of equity awards	(129)	(230)
Proceeds from exercise of stock options	—	225
Dividends paid to non-related party	(3,854)	(5,843)
Dividends paid to related party	(1,280)	(1,919)
Principal payments under finance lease obligations	(20)	—
Net cash provided by (used in) financing activities	18,881	(176,237)
Net change in cash and cash equivalents	38,083	53,248
Effect of exchange rate changes on cash and cash equivalents	83	(1,368)
Cash and cash equivalents at beginning of period	134,641	57,514
Cash and cash equivalents at end of period	$172,807	$109,394

* Net change in working capital due to changes in the following components:
Accounts and notes receivable, net	$48,007	$22,229
Inventories	69,258	(146,501)
Prepaid expenses and other current assets	4,974	1,690
Income taxes payable	(31,356)	(20,226)
Accounts payable and accruals	(43,391)	35,373
Interest payable	17,341	5,813
Net change in working capital	$64,833	$(101,622)

Net cash paid during the periods for:
Interest(1)	$1,470	$22,998
Income taxes	$36,471	$63,446
Non-cash investing activities:
Capital expenditures in accounts payable	$(19,098)	$1,256
(1) Includes cash received from the monthly settlements and the termination of our interest rate swaps in the first nine months of 2023.

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Dollars in thousands, except per share data) (Unaudited)
	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2022	256,597,342	$2,566	$745,164	$(8,070)	$(401,945)	$337,715
Net loss	—	—	—	—	(7,369)	(7,369)
Other comprehensive (loss) income:
Commodity, interest rate and foreign currency derivatives income, net of tax of $67	—	—	—	(241)	—	(241)
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $886	—	—	—	(2,336)	—	(2,336)
Foreign currency translation adjustments, net of tax of $0	—	—	—	4,623	—	4,623
Total other comprehensive income	—	—	—	2,046	—	2,046
Stock-based compensation	104,533	1	795	—	—	796
Payments for taxes related to net share settlement of equity awards	(23,577)	—	(68)	—	(61)	(129)
Dividends paid to related party ($0.01 per share)	—	—	—	—	(640)	(640)
Dividends paid to non-related party ($0.01 per share)	—	—	—	—	(1,926)	(1,926)
Balance as of March 31, 2023	256,678,298	$2,567	$745,891	$(6,024)	$(411,941)	$330,493
Net loss	—	—	—	—	(7,851)	(7,851)
Other comprehensive loss:
Commodity, interest rate and foreign currency derivatives loss, net of tax of $(146)	—	—	—	2,513	—	2,513
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $1,098	—	—	—	(6,109)	—	(6,109)
Foreign currency translation adjustments, net of tax of $0	—	—	—	2,949	—	2,949
Total other comprehensive loss	—	—	—	(647)	—	(647)
Stock-based compensation	117,170	1	1,384	—	—	1,385
Payments for taxes related to net share settlement of equity awards	(48)		—		—	—
Dividends paid to related party stockholder ($0.01 per share)	—	—	—	—	(640)	(640)
Dividends paid to non-related party stockholders ($0.01 per share)	—	—	—	—	(1,928)	(1,928)
Balance as of June 30, 2023	256,795,420	$2,568	$747,275	$(6,671)	$(422,360)	$320,812
Net loss	—	—	—	—	(22,621)	(22,621)
Other comprehensive loss:
Commodity, interest rate and foreign currency derivatives income, net of tax of $80	—	—	—	(611)	—	(611)
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $1,138	—	—	—	(2,295)	—	(2,295)
Foreign currency translation adjustments, net of tax of $0	—	—	—	(8,035)	—	(8,035)
Total other comprehensive loss	—	—	—	(10,941)	—	(10,941)
Stock-based compensation	12,480	—	1,628	—	—	1,628
Balance as of September 30, 2023	256,807,900	$2,568	$748,903	$(17,612)	$(444,981)	$288,878

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Dollars in thousands, except per share data) (Unaudited)
	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	263,255,708	$2,633	$761,412	$(7,444)	$(733,199)	$23,402
Net income	—	—	—	—	124,183	124,183
Other comprehensive income (loss):
Commodity, interest rate and foreign currency derivatives income, net of tax of $(4,181)	—	—	—	14,800	—	14,800
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $519	—	—	—	(1,837)	—	(1,837)
Foreign currency translation adjustments, net of tax of $1	—	—	—	7,022	—	7,022
Total other comprehensive income	—	—	—	19,985	—	19,985
Repurchase of common stock	(3,035,830)	(31)	(8,530)	—	(21,439)	(30,000)
Stock-based compensation	—	—	465	—	—	465
Options exercised	25,000	—	225	—	—	225
Payments for taxes related to net share settlement of equity awards	(22,293)	—	(63)	—	(167)	(230)
Dividends paid to related party ($0.01 per share)	—	—	—	—	(640)	(640)
Dividends paid to non-related party ($0.01 per share)	—	—	—	—	(1,985)	(1,985)
Balance as of March 31, 2022	260,222,585	$2,602	$753,509	$12,541	$(633,247)	$135,405
Net income	—	—	—	—	114,997	114,997
Other comprehensive income:
Commodity, interest rate and foreign currency derivatives income, net of tax of $347	—	—	—	(2,498)	—	(2,498)
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $287	—	—	—	(2,059)	—	(2,059)
Foreign currency translation adjustments, net of tax of $1	—	—	—	(18,622)	—	(18,622)
Total other comprehensive income	—	—	—	(23,179)	—	(23,179)
Repurchase of common stock	(3,626,591)	(36)	(10,191)	—	(19,773)	(30,000)
Stock-based compensation	1,348	—	573	—	—	573
Dividends paid to related party stockholder ($0.01 per share)	—	—	—	—	(639)	(639)
Dividends paid to non-related party stockholders ($0.01 per share)	—	—	—	—	(1,932)	(1,932)
Balance as of June 30, 2022	256,597,342	$2,566	$743,891	$(10,638)	$(540,594)	$195,225
Net income	—	—	—	—	93,451	93,451
Other comprehensive income (loss):
Commodity, interest rate and foreign currency derivatives income, net of tax of $(794)	—	—	—	1,658	—	1,658
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $1,163	—	—	—	(4,084)	—	(4,084)
Foreign currency translation adjustments of $0	—	—	—	(13,311)	—	(13,311)
Total other comprehensive loss	—	—	—	(15,737)	—	(15,737)
Stock-based compensation	—	—	628	—	—	628
Dividends paid to related party stockholder ($0.01 per share)	—	—	—	—	(640)	(640)
Dividends paid to non-related party stockholders ($0.01 per share)	—	—	—	—	(1,926)	(1,926)
Balance as of September 30, 2022	256,597,342	$2,566	$744,519	$(26,375)	$(449,709)	$271,001

See accompanying Notes to the Condensed Consolidated Financial Statements

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)Organization and Summary of Significant Accounting Policies
A. Organization
GrafTech International Ltd. (the “Company” or “GrafTech”) is a leading manufacturer of high-quality graphite electrode products essential to the production of electric arc furnace (“EAF”) steel and other ferrous and non-ferrous metals. References herein to “GTI,” “we,” “our,” or “us” refer collectively to the Company and its subsidiaries. On August 15, 2015, GTI became an indirect wholly owned subsidiary of Brookfield. In April 2018, the Company completed its initial public offering (“IPO”) of 38,097,525 shares of its common stock held by Brookfield at a price of $15.00 per share. The Company did not receive any proceeds related to the IPO. The Company’s common stock is listed on the New York Stock Exchange under the symbol “EAF.” Brookfield has since distributed a portion of its GrafTech common stock to the owners in the Brookfield consortium and sold shares of GrafTech common stock in public and private transactions, resulting in a reduction of Brookfield's ownership of outstanding shares of GrafTech common stock to 24.9% as of September 30, 2023 and December 31, 2022.
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
The following table provides information about disaggregated revenue by type of product and contract, including our take or pay contracts with initial terms of three to five years (“LTA”) and short-term agreements and spot sales (“non-LTA”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Graphite Electrodes - LTAs	$66,344	$212,087	$212,579	$683,858
Graphite Electrodes - Non-LTAs	88,629	79,710	246,726	296,954
By-products and other	4,019	12,043	24,050	52,919
Total Revenues	$158,992	$303,840	$483,355	$1,033,731
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
Contract assets are included in “Prepaid expenses and other current assets,” on the Condensed Consolidated Balance Sheets. We did not have any contract asset balances as of September 30, 2023 or December 31, 2022.
Current deferred revenue is included in “Other accrued liabilities” on the Condensed Consolidated Balance Sheets. The following table provides our contract liability balances as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Current deferred revenue	$25,122	$27,878
The amount of revenue recognized in 2023 that was included in the December 31, 2022 current deferred revenue balance was $10.0 million. The decrease in the current deferred revenue balance since December 31, 2022 is due to revenue recognized in the current year, partially offset by customer prepayments. The current deferred revenue balance includes cashed

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

bank guarantees related to outstanding arbitration proceedings the outcome of which will determine the timing of revenue recognition.
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

	2023	2024
	(Dollars in millions)
Estimated LTA revenue	$245-$255	$100-$135(1)
(1) Includes expected termination fees from a few customers that have failed to meet certain obligations under their LTAs.
We recorded $212.6 million of LTA revenue in the nine months ended September 30, 2023, and we expect to record approximately $32.0 million to $42.0 million of LTA revenue for the remainder of 2023.
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
(3)Goodwill and Other Intangible Assets
The goodwill balance was $171.1 million as of September 30, 2023 and December 31, 2022.
The following table summarizes intangible assets with determinable useful lives by major category, which are included in "Other assets" on our Condensed Consolidated Balance Sheets:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Trade names	$22,500	$(17,161)	$5,339	$22,500	$(15,869)	$6,631
Technology and know-how	55,300	(44,982)	10,318	55,300	(42,371)	12,929
Customer-related intangibles	64,500	(35,734)	28,766	64,500	(32,513)	31,987
Total finite-lived intangible assets	$142,300	$(97,877)	$44,423	$142,300	$(90,753)	$51,547
Amortization expense for intangible assets was $2.2 million and $2.5 million in the three months ended September 30, 2023 and 2022, respectively, and $7.1 million and $7.7 million in the nine months ended September 30, 2023 and 2022, respectively. Amortization expense is expected to be approximately $2.1 million for the remainder of 2023, $8.0 million in 2024, $7.3 million in 2025, $6.7 million in 2026, $6.1 million in 2027 and $5.5 million in 2028. Amortization expense is included in "Cost of goods sold" on the Condensed Consolidated Statement of Operations.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)Debt and Liquidity
The following table presents our long-term debt:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
2018 Term Loan Facility	$—	$433,708
2020 Senior Secured Notes	500,000	500,000
2023 Senior Secured Notes	450,000	—
Other debt	266	268
Unamortized debt discount and issuance costs	(25,764)	(12,049)
Total debt	924,502	921,927
Less: Long-term debt, current portion	(127)	(124)
Long-term debt	$924,375	$921,803

The fair value of our debt was approximately $811.5 million and $843.2 million as of September 30, 2023 and December 31, 2022, respectively. The fair values were determined using Level 2 quoted market prices for the same or similar debt instruments.
2018 Term Loan and 2018 Revolving Credit Facility
In February 2018, the Company entered into a credit agreement (as amended, the “2018 Credit Agreement”), which provided for (i) a $2,250 million senior secured term facility (the “2018 Term Loan Facility”) after giving effect to the June 2018 amendment (the “First Amendment”) that increased the aggregate principal amount of the 2018 Term Loan Facility from $1,500 million to $2,250 million and (ii) a $330 million senior secured revolving credit facility after giving effect to the May 2022 amendment that increased the revolving commitments under the 2018 Credit Agreement by $80 million from $250 million (the “2018 Revolving Credit Facility”). GrafTech Finance Inc. (“GrafTech Finance”) was the sole borrower under the 2018 Term Loan Facility while GrafTech Finance, GrafTech Switzerland SA (“Swissco”) and GrafTech Luxembourg II S.à r.l. (“Luxembourg Holdco” and, together with GrafTech Finance and Swissco, the “Co-Borrowers”) are co-borrowers under the 2018 Revolving Credit Facility. The 2018 Revolving Credit Facility matures on May 31, 2027. The net proceeds from the 2023 Senior Secured Notes (as defined below) were used to repay outstanding borrowings under our 2018 Term Loan Facility. As of September 30, 2023 and December 31, 2022, the availability under our 2018 Revolving Credit Facility was $112.3 million and $327.0 million, respectively. As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenant thereunder, our operating performance as of September 30, 2023 resulted in a reduction of the availability under the facility. As of September 30, 2023 and December 31, 2022, there were no borrowings outstanding on the 2018 Revolving Credit Facility and there was $3.2 million and $3.0 million of letters of credit drawn against the 2018 Revolving Credit Facility as of each date, respectively.
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
The 2018 Revolving Credit Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to GrafTech and restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The 2018 Revolving Credit Facility contains a financial covenant that requires GrafTech to maintain a senior secured first lien net leverage ratio not greater than 4.00 to 1.00 when the aggregate principal amount of borrowings under the 2018 Revolving Credit Facility and outstanding letters of credit issued under the 2018 Revolving Credit Facility (except for undrawn letters of credit in an aggregate amount equal to or less than $35.0 million), taken together, exceed 35% of the total amount of commitments under the 2018 Revolving Credit Facility. The 2018 Revolving Credit Facility also contains customary events of default. We were in compliance with all of our debt covenants as of September 30, 2023 and December 31, 2022.
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
The Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Finance, all outstanding 2020 Senior Secured Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding 2020 Senior Secured Notes may declare all of the 2020 Senior Secured Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of September 30, 2023 and December 31, 2022.
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The 2023 Senior Secured Notes pay interest in arrears on June 15 and December 15 of each year, with the principal due in full on December 15, 2028. Prior to December 15, 2025, up to 40% of the 2023 Senior Secured Notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 109.875% of the principal amount thereof, together with accrued and unpaid interest, if any. The 2023 Senior Secured Notes may be redeemed, in whole or in part, at any time prior to December 15, 2025 at a price equal to 100% of the principal amount of the notes redeemed plus a premium together with accrued and unpaid interest, if any, to, but not including, the redemption date. Thereafter, the 2023 Senior Secured Notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.
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
The 2023 Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Global Enterprises Inc., all outstanding 2023 Senior Secured Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding 2023 Senior Secured Notes may declare all of the 2023 Senior Secured Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of September 30, 2023.
(5)Inventories
Inventories are comprised of the following:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$147,530	$216,761
Work in process	188,620	192,821
Finished goods	42,820	38,159
Total	$378,970	$447,741

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)Interest Expense
The following table presents the components of interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Interest incurred on debt	$17,154	$10,458	$39,101	$32,743
Accretion of original issue discount	526	178	2,002	1,043
Amortization of debt issuance costs	740	642	3,883	2,818
Amortization of interest rate swap deferred gains	(2,701)	—	(2,746)	—
Realized gain on termination of de-designated interest rate swap	—	(4,605)	(6,918)	(4,605)
Unrealized (gain) loss on de-designated interest rate swap	—	(249)	7,110	(6,964)
Total interest expense	$15,719	$6,424	$42,432	$25,035
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
Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees' appeal in favor of GrafTech Brazil. The employees filed a further appeal and on September 12, 2022, we filed our response in opposition. We intend to vigorously defend our position. As of September 30, 2023, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the nine months ended September 30, 2023, are presented below:

(Dollars in thousands)
Balance as of December 31, 2022	$820
Product warranty charges/adjustments	81
Payments and settlements	(497)
Balance as of September 30, 2023	$404
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
As of September 30, 2023, the total Tax Receivable Agreement liability was $10.9 million, of which $5.1 million was classified as current liability "Related party payable - Tax Receivable Agreement" on the Condensed Consolidated Balance Sheets and $5.8 million was classified as a long-term liability in "Related party payable - Tax Receivable Agreement long-term" on the Condensed Consolidated Balance Sheets. As of December 31, 2022, the total Tax Receivable Agreement liability was $15.5 million, of which $4.6 million was classified as a current liability and $10.9 million was classified as a long-term liability.
Mexico Value-Added Tax (“VAT”)
In July 2019, the Mexican Tax Authority (“MTA”) opened an audit of the VAT filings of GrafTech Comercial de Mexico S. de R.L. de C.V. (“GrafTech Commercial Mexico”) for the period of January 1 to April 30, 2019. In September 2021, the MTA issued a tax assessment, claiming improper use of a certain VAT exemption rule for purchases from a foreign affiliate. GrafTech Commercial Mexico filed an administrative appeal against the tax assessment with the MTA’s appeals office. In November 2022, the MTA’s appeals office concluded its review and confirmed the tax assessment. GrafTech Commercial Mexico believes that the purchases from a foreign affiliate are exempt from VAT back-up withholding and in December 2022, GrafTech Commercial Mexico filed a Claim for Nullity with the Chamber Specialized in exclusive resolution of substance of the Federal Court of Administrative Justice. On February 17, 2023, the MTA filed the response to the nullity petition. On May 31, 2023, the court held a hearing to determine the scope of the issues to be decided in the proceedings. At the court’s request GrafTech Commercial Mexico submitted formal pleadings on August 1, 2023. As of September 30, 2023, the tax assessment for the four month period under audit amounted to approximately $26.5 million, including penalties, inflation and interest. Interest will continue to accrue up to five years from the date the corresponding VAT returns were filed and inflation will continue to accrue with the passage of time.
In March 2022, the MTA opened another audit of the VAT filings of GrafTech Commercial Mexico for the period January 1 to December 31, 2018. In the proposed assessment received in January 2023, the MTA is alleging the same improper use of certain VAT exemption rules on purchases from a foreign affiliate and has provided notice of its intent to assess approximately $51.0 million, including penalties, inflation and interest. In Mexico, each tax assessment requires a separate claim. In the first quarter of 2023, GrafTech Commercial Mexico requested a conclusive agreement with the Mexican ombudsman (“PRODECON”) to reach a settlement with the MTA. The MTA responded to GrafTech Commercial Mexico’s request on May 30, 2023. On August 2, 2023, GrafTech Commercial Mexico filed a motion exhibiting additional information and reaffirming its position. On September 22, 2023, the MTA responded to GrafTech Commercial Mexico’s motion. On October 2, 2023, GrafTech Commercial Mexico filed a motion before PRODECON requesting a formal meeting with the MTA. If the mediation process does not result in a satisfactory outcome, GrafTech Commercial Mexico intends to pursue administrative appeal procedures with the MTA to attempt to satisfactorily resolve this matter. The $51.0 million includes interest and inflation. Interest will continue to accrue up to five years from the date the corresponding VAT returns were filed and inflation will continue to accrue with the passage of time.
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the provision (benefit) for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
(Benefit) provision for income taxes	$(10,244)	$15,041	$(10,819)	$56,260
Pre-tax (loss) income	(32,865)	108,492	(48,660)	388,891
Effective tax rate	31.2%	13.9%	22.2%	14.5%
The effective tax rate for the third quarter and first nine months of 2023 was higher than the U.S. statutory tax rate of 21% primarily due to worldwide earnings from various countries taxed at different rates and a tax benefit from the postponement of the U.S. foreign tax credit regulations effective date from 2022 to 2024. The effective tax rate for the third quarter and first nine months of 2022 was lower than the U.S. statutory tax rate of 21% primarily due to worldwide earnings from various countries taxed at different rates, which was partially offset by the net combined impact related to the U.S. taxation of global intangible low taxed income (“GILTI”) and Foreign Tax Credits (“FTCs”).
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. All U.S. federal tax years prior to 2019 are generally closed by statute or have been audited and settled with the applicable domestic tax authorities. Other jurisdictions are generally closed for years prior to 2018.
We continue to assess the realization of our deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Examples of positive evidence would include a strong earnings history, an event or events that would increase our taxable income through a continued reduction of expenses, and tax planning strategies that would indicate an ability to realize deferred tax assets. In circumstances where the significant positive evidence does not outweigh the negative evidence in regards to whether or not a valuation allowance is required, we have established and maintained valuation allowances on those net deferred tax assets. There were no material changes to our valuation allowances in the third quarter of 2023.
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
In the first quarter of 2022 and in the second and third quarters of 2023, we entered into foreign currency derivatives with maturities of one month to 12 months in order to protect against the risk that cash flows associated with certain sales and purchases denominated in a currency other than the U.S. dollar will be adversely affected by future changes in foreign exchange rates. These derivatives are designated as cash flow hedges. The resulting unrealized gains or losses from these derivatives are recorded in AOCI and subsequently, when realized, are reclassified to net sales or cost of goods sold in the Condensed Consolidated Statements of Operations when the hedged exposures affect earnings.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commodity derivative contracts
From time to time, we enter into commodity derivative contracts for refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. The unrealized gains or losses related to commodity derivative contracts designated as cash flow hedges are recorded in AOCI and subsequently, when realized, are reclassified to the Condensed Consolidated Statement of Operations when the hedged item impacts earnings, which is when the finished product is sold. The last of our commodity derivative contracts matured as of June 30, 2022 and we have not entered into any new contracts as of September 30, 2023.
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
In the first quarter of 2022, in connection with the partial repayment of principal on our 2018 Term Loan Facility and our probability assessment of the variable-rate debt remaining outstanding through the term of the swaps, we de-designated one interest rate swap contract with a $250.0 million notional amount, maturing in the third quarter of 2024. The fair value of the embedded derivative at the de-designation date was a gain of $6.6 million and was recorded in AOCI and is being amortized into interest expense over the remaining life of the swap.
In the third quarter of 2022, we redeemed $67.0 million of our $250.0 million notional amount de-designated interest rate swap. The change in fair value of the de-designated embedded derivative in the first nine months of 2023 resulted in a loss of $7.1 million, compared to a gain of $7.0 million in the first nine months of 2022, recorded in interest expense in the Condensed Consolidated Statements of Operations.
In the second quarter of 2023, in connection with the repayment of the $433.7 million outstanding balance on our 2018 Term Loan Facility, we terminated our $183.0 million notional de-designated interest rate swap and our $250.0 million notional designated interest rate swap and received net cash of $20.4 million. The net cash received included a $23.1 million gain on the embedded derivatives, partially offset by a $2.8 million loss on the settlement of our debt host liability as of the termination date. As of December 31, 2022, the debt host liability was $3.8 million, with $2.3 million included in "Other accrued liabilities" and $1.5 million included in "Other long-term obligations" on the Condensed Consolidated Balance Sheets. As of September 30, 2023, a cumulative loss of $2.5 million related to the debt host liability was recorded in AOCI and will be amortized into interest expense using the effective interest method through August 2024.
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The notional amounts of our outstanding derivative instruments as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
	Notional Amount	Notional Amount
	(Dollars in thousands)
Derivative instruments designated as hedges:
Foreign currency derivatives	$21,264	$—
Interest rate swap contracts	—	250,000

Derivative instruments not designated as hedges:
Foreign currency derivatives	$40,049	$70,420
Interest rate swap contracts	—	183,000
The following table summarizes the fair value of our outstanding derivatives designated as hedges (on a gross basis) and balance sheet classification as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	Fair Value	Fair Value
	(Dollars in thousands)
Prepaid and other current assets
Interest rate swap contracts	$—	$10,246
Total	$—	$10,246

Other assets
Interest rate swap contracts	$—	$5,575
Total	$—	$5,575

Other accrued liabilities
Foreign currency derivatives	$(565)	$—

Net (liability) asset	$(565)	$15,821
As a result of the settlement of commodity derivative contracts and interest rate swaps, as of September 30, 2023, net realized pre-tax gains of $6.0 million and $12.6 million, respectively, were reported in AOCI and will be released to earnings within the next 12 months. As of September 30, 2023, net realized pre-tax gains of $0.1 million related to our foreign currency derivatives were reported in AOCI and will be released to earnings within the next 12 months. No ineffectiveness expense was recorded in the third quarter of 2023 or 2022 or in first nine months of 2023. In the first nine months of 2022, we recorded $0.8 million of ineffectiveness income to cost of goods sold in the Condensed Consolidated Statements of Operations related to the settlement of commodity derivative contracts. See the table below for amounts recognized on the effective portion of our commodity derivative contracts in the Condensed Consolidated Statement of Operations.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The pre-tax realized (gains) losses on designated cash flow hedges are recognized in the Statements of Operations when the hedged item impacts earnings and were as follows for the periods ended September 30, 2023 and 2022:

		Amount of (Gain)/Loss Recognized
	Location of Realized (Gain)/Loss Recognized in the Condensed Consolidated Statement of Operations	Three Months Ended September 30,
		2023	2022
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold	$3,501	$762
Commodity derivative contracts	Cost of goods sold	(4,234)	(5,018)
Interest rate swap contracts	Interest expense	(2,700)	(991)

		Amount of (Gain)/Loss Recognized
	Location of Realized (Gain)/Loss Recognized in the Condensed Consolidated Statement of Operations	Nine Months Ended September 30,
		2023	2022
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold	$5,541	$762
Commodity derivative contracts	Cost of goods sold	(11,521)	(10,973)
Interest rate swap contracts	Interest expense	(7,882)	(532)

Pretax gains and losses on non-designated derivatives recognized in earnings were as follows:

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Condensed Consolidated Statement of Operations	Three Months Ended September 30,
		2023	2022
Derivatives not designated as hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold, other expense (income), net	$180	$(144)
Interest rate swap contracts	Interest expense	—	(249)

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Condensed Consolidated Statement of Operations	Nine Months Ended September 30,
		2023	2022
Derivatives not designated as hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold, other expense (income), net	$500	$299
Interest rate swap contracts	Interest expense	(2,957)	(6,964)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the fair value of our outstanding derivatives not designated as hedges (on a gross basis) and balance sheet classification as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	Fair Value	Fair Value
	(Dollars in thousands)
Prepaid and other current assets
Interest rate swap contracts	$—	$7,492
Foreign currency derivatives	516	92

Other assets
Interest rate swap contracts	—	4,071

Other accrued liabilities
Foreign currency derivatives	(84)	(282)

Net asset	$432	$11,373

(10) Accumulated Other Comprehensive Loss
The balance in our Accumulated other comprehensive loss is set forth in the following table:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Foreign currency translation adjustments, net of tax	$(29,817)	$(29,354)
Commodity, interest rate, and foreign currency derivatives, net of tax	12,205	21,284
Total accumulated other comprehensive loss	$(17,612)	$(8,070)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) (Loss) Earnings per Share
During the nine months ended September 30, 2023, we did not repurchase any shares of our common stock. In the nine months ended September 30, 2022, we repurchased and subsequently retired 6,662,421 shares of our common stock for $60.0 million under our common stock repurchase program.
The following table presents a reconciliation of the numerator and denominator of basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share amounts)
Numerator for basic and diluted (loss) earnings per share:
Net (loss) income	$(22,621)	$93,451	$(37,841)	$332,631
Denominator:
Weighted average common shares outstanding for basic calculation	257,090,113	256,848,575	256,987,778	259,415,295
Add: Effect of equity awards	—	4,879	—	9,590
Weighted average common shares outstanding for diluted calculation	257,090,113	256,853,454	256,987,778	259,424,885
Basic (loss) earnings per share	$(0.09)	$0.36	$(0.15)	$1.28
Diluted (loss) earnings per share	$(0.09)	$0.36	$(0.15)	$1.28
Basic (loss) earnings per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding, which included 282,891 and 257,953 shares of participating securities in the three and nine months ended September 30, 2023, respectively, and 251,233 and 222,181 shares of participating securities in the three and nine months ended September 30, 2022, respectively. Diluted (loss) earnings per share is calculated by dividing net (loss) income by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted (loss) earnings per share calculation for the three and nine months ended September 30, 2023 excludes the dilutive effect of approximately 68,991 and 36,148 shares, respectively, primarily related to restricted stock units, as their inclusion would have been anti-dilutive due to the Company's net loss.
Additionally, the weighted average common shares outstanding for the diluted (loss) earnings per share calculation excludes consideration of 3,306,665 and 3,135,380 equivalent shares for the three and nine months ended September 30, 2023, respectively, and 2,436,019 and 2,227,682 equivalent shares for the three and nine months ended September 30, 2022, respectively, as their effect would have been anti-dilutive.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) Stock-Based Compensation
The Human Resources and Compensation Committee of our Board of Directors granted 519,482 stock options, 665,417 restricted stock units (“RSUs”) and 542,743 performance stock units (“PSUs”) to our employees during the first nine months of 2023 under our Omnibus Equity Incentive Plan. Our electing non-employee directors received 91,082 deferred share units (“DSUs”) and 154,609 RSUs and deferred RSUs during the nine months ended September 30, 2023 under our Omnibus Equity Incentive Plan. The weighted average exercise price per share and weighted average fair value per share of the stock options granted in the nine months ended September 30, 2023 was $5.51 and $3.01, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:

Dividend yield	0.73%
Expected volatility	58.16%
Risk-free interest rate	4.04%
Expected term (in years)	6.0 years

We measure the fair value of grants of RSUs and DSUs based on the closing market price of a share of our common stock on the date of the grant. The weighted average fair value per share was $5.58 for RSUs granted to employees, $4.24 for RSUs and deferred RSUs granted to non-employee directors and $4.52 for DSUs granted during the nine months ended September 30, 2023.
We measure the fair value of grants of PSUs using a monte carlo valuation. The weighted average fair value of the PSUs granted in the nine months ended September 30, 2023 was $7.30 per share and will be expensed over a vesting period of three years. The final payout to holders of PSUs will be based upon the Company's total shareholder return relative to a peer group's performance measured at the end of each performance period.
In the three months ended September 30, 2023 and 2022, we recognized $1.6 million and $0.6 million, respectively, of stock-based compensation expense. The majority of the expense, $1.5 million and $0.5 million, respectively, was recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations, with the remaining expense recorded in cost of goods sold.
In the nine months ended September 30, 2023 and 2022, we recognized $3.8 million and $1.7 million, respectively, of stock-based compensation expense. The majority of the expense, $3.5 million and $1.6 million, respectively, was recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations, with the remaining expense recorded in cost of goods sold.
As of September 30, 2023, the unrecognized compensation cost related to the unvested portion of all stock-based awards was approximately $11.9 million and is expected to be recognized over the remaining vesting period of the respective grants.

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
As of September 30, 2023, $7.4 million of SFP obligations were included in accounts payable on the Condensed Consolidated Balance Sheets and upon settlement, are reflected as cash flow from operating activities in the Condensed Consolidated Statements of Cash Flows. GrafTech Mexico did not have a SFP obligation as of December 31, 2022.

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
Operational and Commercial Update
Sales volume for the third quarter of 2023 was 24.2 thousand metric tons (“MT”), consisting of 7.7 thousand MT of LTA volume and 16.5 thousand MT of non-LTA volume, and decreased 32% compared to the third quarter of 2022.
For the third quarter of 2023, the weighted-average realized price for our LTA volume was $8,650 per MT. For our non-LTA volume, the weighted-average realized price for graphite electrodes delivered and recognized in revenue in the third quarter of 2023 was approximately $5,400 per MT, compared to a weighted-average realized price of approximately $6,000 per MT in the third quarter of 2022, with the decline reflecting the soft commercial environment.
Production volume was 22.7 thousand MT in the third quarter of 2023, a decrease of 40% compared to the third quarter of 2022, as we proactively reduced our graphite electrode production volume to align with our evolving demand outlook and to manage our working capital levels. We also temporarily idled needle coke production at our Seadrift facility throughout the third quarter of 2023 to align our needle coke inventory with our graphite electrode production needs.
Management Changes
As previously reported in our Current Report on Form 8-K filed on September 25, 2023, effective November 15, 2023, it is expected that (i) Marcel Kessler will resign as Chief Executive Officer and President due to family reasons, (ii) Timothy K. Flanagan will become Interim Chief Executive Officer and President and (iii) Catherine Hedoux-Delgado will become Interim Chief Financial Officer and Treasurer. Mr. Kessler will continue to serve on our Board of Directors.
Outlook
We expect demand for graphite electrodes in the near term will remain weak, reflecting persistent softness in the commercial environment as steel industry production remains constrained by global economic uncertainty. As a result, sales volume in the fourth quarter of 2023 is expected to decline modestly compared to sales volume in the third quarter of 2023.
We expect our cash cost of goods sold per MT in the fourth quarter of 2023 will be below the level recognized in the third quarter of 2023, but will be higher compared to the fourth quarter of 2022. As a result, for the full year of 2023, we continue to expect a significant year-over-year increase in our cash cost of goods sold per MT as (1) fixed costs are recognized over a smaller volume base, (2) excess fixed costs that would have otherwise been inventoried are recognized when incurred due to reduced production levels and (3) reflecting the full-year impact of higher raw material costs that increased throughout 2022. We continue to closely manage our operating costs and capital expenditures, as well as our working capital levels.
Looking ahead, we remain confident in our ability to overcome near-term challenges and are optimistic about the long-term outlook for our business. We anticipate the steel industry’s accelerating efforts to decarbonize will lead to increased adoption of the EAF method of steelmaking, driving long-term demand growth for graphite electrodes. We also anticipate the demand for petroleum needle coke, the key raw material we use to produce graphite electrodes, to accelerate driven by its utilization in producing synthetic graphite for use in lithium-ion batteries for the growing electric vehicle market. We believe that the actions we are taking, supported by a distinct set of capabilities, including our substantial vertical integration into petroleum needle coke via our Seadrift facility, will optimally position GrafTech to benefit from these sustainable industry tailwinds.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Steel market capacity utilization rates have been as follows:

	Q3 2023	Q2 2023	Q3 2022
Global (ex-China) capacity utilization rate(1)	65%	68%	65%
U.S. steel market capacity utilization rate(2)	76%	77%	78%
(1) Source: World Steel Association, Metal Expert and GrafTech analysis, as of October 2023
(2) Source: American Iron and Steel Institute, as of October 2023

The table of estimated shipments of graphite electrodes under existing LTAs was updated as follows, reflecting our current expectations for the full years of 2023 and 2024:

	2023 Outlook	2024 Outlook
Estimated LTA volume(1)	28-29	13-16
Estimated LTA revenue(2)	$245-$255	$100-$135(3)
(1) In thousands of MT
(2) In millions
(3) Includes expected termination fees from a few customers that have failed to meet certain obligations under their LTAs

We recorded 23.5 thousand MT of LTA volume and $212.6 million of LTA revenue in the nine months ended September 30, 2023, and we expect to record five thousand to six thousand MT of LTA volume and approximately $32.0 million to $42.0 million of LTA revenue for the remainder of 2023.
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
Capital Structure and Capital Allocation
As of September 30, 2023, we had liquidity of $285.1 million, consisting of $112.3 million of availability under our 2018 Revolving Credit Facility and cash and cash equivalents of $172.8 million, and we had gross debt of $950.3 million. The Company's current capital allocation approach is focused on maintaining sufficient liquidity as we navigate the persistent softness in the commercial environment. In addition, we are making targeted investments to further improve our operational flexibility and support long-term growth. We continue to anticipate our full year capital expenditures will be in the range of $55.0 million to $60.0 million for 2023.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Key financial measures

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net sales	$158,992	$303,840	$483,355	$1,033,731
Net (loss) income	(22,621)	93,451	(37,841)	332,631
(Loss) earnings per share(1)	(0.09)	0.36	(0.15)	1.28
EBITDA(2)	(1,336)	127,937	35,067	453,437
Adjusted net (loss) income(2)	(20,866)	93,883	(32,183)	334,905
Adjusted (loss) earnings per share(1)(2)	(0.08)	0.37	(0.13)	1.29
Adjusted EBITDA(2)	919	128,567	42,056	456,363
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except utilization)	2023	2022	2023	2022
Sales volume (MT)	24.2	35.7	67.5	121.3
Production volume (MT)(1)	22.7	37.7	63.7	127.7
Total production capacity (MT)(2)(3)	55.0	55.0	171.0	171.0
Total capacity utilization(3)(4)	41%	69%	37%	75%
Production capacity excluding St. Marys (MT)(2)(5)	48.0	48.0	150.0	150.0
Capacity utilization excluding St. Marys(4)(5)	47%	79%	42%	85%
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Results of Operations
The Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
The table presented in our period-over-period comparisons summarizes our Condensed Consolidated Statements of Operations and illustrates key financial indicators used to assess the consolidated financial results. Throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report ("MD&A"), insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	Three Months Ended September 30,		Increase/ Decrease	% Change
	2023	2022
	(Dollars in thousands)

Net sales	$158,992	$303,840	$(144,848)	(48)%
Cost of goods sold	157,603	170,171	(12,568)	(7)%
Gross profit	1,389	133,669	(132,280)	(99)%
Research and development	1,295	1,014	281	28%
Selling and administrative expenses	18,231	18,578	(347)	(2)%
Operating (loss) income	(18,137)	114,077	(132,214)	(116)%
Other expense (income), net	153	(598)	751	(126)%
Interest expense	15,719	6,424	9,295	145%
Interest income	(1,144)	(241)	(903)	375%
(Loss) income before (benefit) provision for income taxes	(32,865)	108,492	(141,357)	(130)%
(Benefit) provision for income taxes	(10,244)	15,041	(25,285)	(168)%
Net (loss) income	$(22,621)	$93,451	$(116,072)	(124)%
Net sales decreased $144.8 million, or 48%, compared to the third quarter of 2022. The decline reflected industry-wide softness in demand for graphite electrodes, a shift in the mix of our business from volume derived from LTAs to volume derived from non-LTAs and a decrease in the weighted average realized price for both non-LTA and LTA volume.
Cost of goods sold decreased $12.6 million, or 7%, compared to the third quarter of 2022, primarily reflecting lower sales volume, partially offset by excess fixed manufacturing costs of approximately $23.3 million, including $5.3 million of depreciation, recorded during the third quarter of 2023 that would have otherwise been inventoried driven by the reduced production levels. In addition, higher priced inventory was sold during the third quarter of 2023, reflecting the full-year impact of raw material, energy and freight cost increases that occurred throughout 2022.
Interest expense increased $9.3 million, or 145%, compared to the third quarter of 2022 primarily due to a $2.2 million reduction of gains recognized related to interest rate swap activity, as well as higher interest incurred on debt associated with our 2023 Senior Secured Notes that carry a fixed interest rate of 9.875%. See Note 6, “Interest Expense” in the Notes to the Condensed Consolidated Financial Statements for further discussion.
The following table summarizes the (benefit) provision for income taxes:

	Three Months Ended September 30,
	2023	2022
	(Dollars in thousands)

(Benefit) provision for income taxes	$(10,244)	$15,041
Pre-tax (loss) income	(32,865)	108,492
Effective tax rate	31.2%	13.9%

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The provision for income taxes represented a benefit in the third quarter of 2023 compared to an expense in the third quarter of 2022 due to total pre-tax earnings shifting from a profit position to a loss. The effective tax rate increased primarily due to a shift in the jurisdictional mix of earnings.
The effective tax rate for the third quarter of 2023 was higher than the U.S. statutory rate of 21% primarily due to the mix of worldwide earnings from various countries taxed at different rates and due to a tax benefit from the postponement of the effective date of the U.S. foreign tax credit regulations from 2022 to 2024. The effective tax rate for the third quarter of 2022 was lower than the U.S. statutory rate of 21% primarily due to the mix of worldwide earnings from various countries taxed at different rates, which was partially offset by the net combined impact related to the U.S. taxation of GILTI and FTCs.
The Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
The table presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout this MD&A, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	Nine Months Ended September 30,		Increase/ Decrease	% Change
	2023	2022
	(Dollars in thousands)

Net sales	$483,355	$1,033,731	$(550,376)	(53)%
Cost of goods sold	427,464	562,881	(135,417)	(24)%
Gross profit	55,891	470,850	(414,959)	(88)%
Research and development	3,683	2,617	1,066	41%
Selling and administrative expenses	58,933	57,862	1,071	2%
Operating (loss) income	(6,725)	410,371	(417,096)	(102)%
Other expense (income), net	1,261	(1,358)	2,619	193%
Interest expense	42,432	25,035	17,397	69%
Interest income	(1,758)	(2,197)	(439)	20%
(Loss) Income before (benefit) provision for income taxes	(48,660)	388,891	(437,551)	(113)%
(Benefit) provision for income taxes	(10,819)	56,260	(67,079)	(119)%
Net (loss) income	$(37,841)	$332,631	$(370,472)	(111)%
Net sales decreased $550.4 million, or 53%, compared to the first nine months of 2022, primarily reflecting lower sales volume driven by the residual impact of the suspension of our operations in Monterrey, Mexico that began near the end of the third quarter of 2022. In addition, the lower sales volume was also attributable to industry-wide softness in graphite electrode demand and a shift in the mix of our business from volume derived from LTAs to volume derived from non-LTAs.
Cost of goods sold decreased $135.4 million, or 24%, compared to the first nine months of 2022, primarily reflecting lower sales volume, partially offset by an increase in our costs as higher priced inventory was sold during the first nine months of 2023, reflecting the full-year impact of raw material, energy and freight cost increases that occurred throughout 2022. In addition, due to the reduced production levels in the first nine months of 2023, we recorded excess fixed manufacturing costs of $48.7 million, including $10.6 million of depreciation, that would have otherwise been inventoried.
Selling and administrative expenses increased $1.1 million, or 2%, compared to the first nine months of 2022, primarily due to increased administrative expenses, partially offset by reduced selling expenses driven by reduced sales volume.
Interest expense increased $17.4 million, or 69%, compared to the first nine months of 2022 primarily due to the recognition of $2.5 million of net gains in the first nine months of 2023, compared to $11.6 million of net gains in the first nine months of 2022 related to interest rate swap activity, as well as higher interest incurred on debt associated with our 2023 Senior Secured Notes that carry a fixed interest rate of 9.875%. See Note 6, “Interest Expense” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The following table summarizes the (benefit) provision for income taxes:

	Nine Months Ended September 30,
	2023	2022
	(Dollars in thousands)
(Benefit) provision for income taxes	$(10,819)	$56,260
Pre-tax (loss) income	(48,660)	388,891
Effective tax rate	22.2%	14.5%
The provision for income taxes represented a benefit in the first nine months of 2023 compared to an expense in the first nine months of 2022 due to total pre-tax earnings shifting from a profit position to a loss. The effective tax rate increased due to a shift in the jurisdictional mix of earnings.
The effective tax rate for the first nine months of 2023 was higher than the U.S. statutory rate of 21% primarily due to the mix of worldwide earnings from various countries taxed at different rates and due to a tax benefit from the postponement of of the effective date of the U.S. foreign tax credit regulations from 2022 to 2024. The effective tax rate for the first nine months of 2022 was lower than the U.S. statutory rate of 21% primarily due to the mix of worldwide earnings from various countries taxed at different rates, which was partially offset by the net combined impact related to the U.S. taxation of GILTI and FTCs.
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
The impact of these changes in the average exchange rates of other currencies against the U.S. dollar on our net sales were increases of $1.2 million and $0.5 million for the third quarter and nine months ended September 30, 2023, respectively, compared to the same periods of 2022. The impact of these changes on our cost of goods sold were increases of $8.5 million and $14.2 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022.
We have in the past and may in the future use various financial instruments to manage certain exposures to risks caused by currency exchange rate changes, as described under “Part I, Item 3–Quantitative and Qualitative Disclosures about Market Risk.”
Liquidity and Capital Resources
Our sources of funds have consisted principally of cash flow from operations and debt, including our credit facilities (subject to continued compliance with the financial covenants and representations). Our uses of those funds (other than for operations) have consisted principally of dividends, capital expenditures, scheduled debt repayments, optional debt repayments, stock repurchases and general purposes. Disruptions in the U.S. and international financial markets could adversely affect our liquidity and the cost and availability of financing to us in the future.
We believe that we have adequate liquidity to meet our needs for at least the next twelve months and for the foreseeable future thereafter. As of September 30, 2023, we had liquidity of $285.1 million, consisting of $112.3 million of availability under our 2018 Revolving Credit Facility and cash and cash equivalents of $172.8 million. As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenant thereunder (see below and Note 4, "Debt and Liquidity"), our operating performance as of September 30, 2023 resulted in a reduction of the availability under the facility. We expect our operating cash flow and our adjusted free cash flow to be positive for 2023 and do not anticipate the need to borrow against our 2018 Revolving Credit Facility for the remainder of 2023. We had gross long-term

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

debt of $950.2 million and gross short-term debt of $0.1 million as of September 30, 2023. As of December 31, 2022, we had liquidity of $461.6 million consisting of $327.0 million available under our 2018 Revolving Credit Facility and cash and cash equivalents of $134.6 million. We had gross long-term debt of $933.9 million and gross short-term debt of $0.1 million as of December 31, 2022.
As of September 30, 2023 and December 31, 2022, $80.9 million and $92.3 million, respectively, of our cash and cash equivalents were located outside of the U.S. We repatriate funds from our foreign subsidiaries through dividends. All of our subsidiaries face the customary statutory limitation that distributed dividends cannot exceed the amount of retained and current earnings. Upon repatriation to the U.S., the foreign source portion of dividends we receive from our foreign subsidiaries are not subject to U.S. federal income tax because the amounts were either previously taxed or are exempted from tax by Section 245A of the Internal Revenue Service Code (the "Code").
Cash flow and plans to manage liquidity. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of tax and interest payments and other factors. During the second quarter of 2023, we issued $450 million of 2023 Senior Secured Notes. This transaction extended our debt maturities to 2028 as the net proceeds from this offering were used to repay the debt outstanding under the 2018 Term Loan Facility that was scheduled to mature in 2025 under our credit agreement.
Debt Structure
2018 Term Loan and 2018 Revolving Credit Facility
In February 2018, the Company entered into the 2018 Credit Agreement, which provided for (i) the $2.3 billion 2018 Term Loan Facility after giving effect to the First Amendment that increased the aggregate principal amount of the 2018 Term Loan Facility from $1.5 billion to $2.3 billion and (ii) the $330 million 2018 Revolving Credit Facility after giving effect to the May 2022 amendment that increased the revolving commitments under the 2018 Credit Agreement by $80.0 million from $250.0 million. GrafTech Finance is the sole borrower under the 2018 Term Loan Facility while GrafTech Finance, Swissco and GrafTech Luxembourg II S.à r.l. (“Luxembourg Holdco” and, together with GrafTech Finance and Swissco, the “Co-Borrowers”) are co-borrowers under the 2018 Revolving Credit Facility. The 2018 Revolving Credit Facility matures on May 31, 2027. The net proceeds from the 2023 Senior Secured Notes were used to repay outstanding borrowings under our 2018 Term Loan Facility. As of September 30, 2023 and December 31, 2022, there were no borrowings outstanding on the 2018 Revolving Credit Facility and there was $3.2 million and $3.0 million of letters of credit drawn against the 2018 Revolving Credit Facility as of each date, respectively.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The 2018 Revolving Credit Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to GrafTech and restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The 2018 Revolving Credit Facility contains a financial covenant that requires GrafTech to maintain a senior secured first lien net leverage ratio not greater than 4.00 to 1.00 when the aggregate principal amount of borrowings under the 2018 Revolving Credit Facility and outstanding letters of credit issued under the 2018 Revolving Credit Facility (except for undrawn letters of credit in an aggregate amount equal to or less than $35.0 million), taken together, exceed 35% of the total amount of commitments under the 2018 Revolving Credit Facility. The 2018 Revolving Credit Facility also contains customary events of default. We were in compliance with all of our debt covenants as of September 30, 2023 and December 31, 2022.
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
The Indenture contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, to incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, incur or suffer to exist liens securing indebtedness, make certain investments, engage in certain transactions with affiliates, consummate certain asset sales and effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets. The Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Finance, all outstanding 2020 Senior Secured Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding 2020 Senior Secured Notes may declare all of the 2020 Senior Secured Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of September 30, 2023 and December 31, 2022.
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
The 2023 Senior Secured Notes bear interest at a rate of 9.875% per annum which accrued from June 26, 2023 and is payable in arrears on June 15 and December 15 of each year, commencing on December 15, 2023. The 2023 Senior Secured Notes will mature on December 15, 2028, unless earlier redeemed or repurchased, and are subject to the terms of the indenture governing the 2023 Senior Secured Notes (the “2023 Indenture”).
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
The 2023 Indenture contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, to incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, incur or suffer to exist liens securing indebtedness, make certain investments, engage in certain transactions with affiliates, consummate certain asset sales and effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets. The 2023 Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Global Enterprises Inc., all outstanding 2023 Senior Secured Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding 2023 Senior Secured Notes may declare all of the 2023 Senior Secured Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of September 30, 2023.
Uses of Liquidity
In July 2019, our Board of Directors authorized a program to repurchase up to $100.0 million of our outstanding common stock. In November 2021, our Board of Directors authorized the repurchase of an additional $150.0 million of stock repurchases under this program. We may purchase shares from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18 plans. The amount and timing of repurchases are subject to a variety of factors including liquidity, stock price, applicable legal requirements, other business objectives and market conditions. In the first nine months of 2023, we did not repurchase any shares of our common stock. As of September 30, 2023, we had $99.0 million remaining under our stock repurchase authorization.
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
Potential uses of our liquidity (other than operations) include capital expenditures, debt repayments, dividends, share repurchases, and other general purposes. Any such potential uses of our liquidity may be funded by existing available liquidity,

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

the incurrence of new secured or unsecured loans or capital market issuances. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn, including any recession or potential resurgence of the COVID-19 pandemic, could significantly and negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost and availability of such financing.
In order to seek to minimize our credit risks, we may reduce our sales of, or refuse to sell (except for prepayment, cash on delivery or under letters of credit or parent guarantees), our products to some customers and potential customers. Our unrecovered trade receivables worldwide have not been material during the last two years individually or in the aggregate.
We manage our capital expenditures by taking into account quality, plant reliability, safety, environmental and regulatory requirements, prudent or essential maintenance requirements, global economic conditions, available capital resources, liquidity, long-term business strategy and return on invested capital for the relevant expenditures, cost of capital and return on invested capital of the Company as a whole and other factors.     Capital expenditures totaled $48.3 million in the nine months ended September 30, 2023. We continue to expect full-year capital expenditures to be in the range of $55.0 million to $60.0 million for 2023.
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
    Cash Flow
The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$67,269	$274,605
Investing activities	(48,067)	(45,120)
Financing activities	18,881	(176,237)
Net change in cash and cash equivalents	$38,083	$53,248
Net cash provided by operating activities totaled $67.3 million in the first nine months of 2023 compared to $274.6 million in the prior-year period. The decrease in operating cash flow was primarily due to the $370.5 million reduction in net income in the first nine months of 2023 versus the first nine months of 2022. Partially offsetting reduced net income was an increase in cash provided by working capital of $166.5 million. Cash flow provided by inventories increased $215.8 million, compared to the first nine months of 2022, primarily driven by reduced quantities on hand. Cash flow provided by accounts receivable increased $25.8 million, compared to the first nine months of 2022, primarily due to reduced sales volume. Cash flow used for accounts payable and accruals was $43.4 million in the first nine months of 2023 compared to a source of cash of $35.4 million in the first nine months of 2022 primarily due to a reduced amount of purchases in the first nine months of 2023 versus the first nine months of 2022, as well as fewer customer pre-payments in the first nine months of 2023 versus the first nine months of 2022.
Net cash used in investing activities was $48.1 million in the nine months ended September 30, 2023 compared to $45.1 million in the nine months ended September 30, 2022. The increase is primarily due to increased capital expenditures.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Net cash provided by financing activities was $18.9 million for the nine months ended September 30, 2023 compared to $176.2 million of net cash used in financing activities in the first nine months of 2022. The change was primarily due to the issuance of $450.0 million of 2023 Senior Secured Notes net of an $11.4 million original issue discount, the absence of $60.0 million of stock repurchases in the first nine months of 2023 compared to the first nine months of 2022 and $23.7 million of increased cash received from the settlement of interest rate swaps, partially offset by a $323.7 million increase in cash used to repay the 2018 Term Loan Facility.
Related Party Transactions
We have engaged in transactions with affiliates or related parties in the three months ended September 30, 2023 and we expect to continue to do so in the future. These transactions include ongoing obligations under the Tax Receivable Agreement, Stockholders Rights Agreement and Registration Rights Agreement, each with Brookfield.
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
We define adjusted net (loss) income, a non‑GAAP financial measure, as net (loss) income, excluding the items used to calculate adjusted EBITDA, less the tax effect of those adjustments. We define adjusted (loss) earnings per share, a non‑GAAP financial measure, as adjusted net (loss) income divided by the weighted average diluted common shares outstanding during the period. We believe adjusted net (loss) income and adjusted (loss) earnings per share are useful to present to investors because we believe that they assist investors’ understanding of the underlying operational profitability of the Company.
We define free cash flow, a non-GAAP financial measure, as net cash provided by operating activities less capital expenditures. We define adjusted free cash flow, a non-GAAP financial measure, as free cash flow adjusted by payments made or received from the settlement of interest rate swap contracts and payments of the Change in Control charges that were triggered as a result of the ownership of our largest stockholder falling below 30% of our total outstanding shares. We use free cash flow and adjusted free cash flow as critical measures in the evaluation of liquidity in conjunction with related GAAP amounts. We also use these measures when considering available cash, including for decision-making purposes related to dividends and discretionary investments. Further, these measures help management, the audit committee, and investors evaluate the Company's ability to generate liquidity from operating activities. For the purpose of this measure, a Change in Control occurred when Brookfield and any affiliates thereof ceased to own stock of the Company that constitutes at least thirty percent (30%) or thirty-five percent (35%), as applicable, of the total fair market value or total voting power of the stock of the Company (the "Change in Control").

We define cash cost of goods sold per MT, a non-GAAP financial measure, as cost of goods sold less depreciation and amortization and less cost of goods sold associated with the portion of our sales that consists of deliveries of by-products of the manufacturing processes, with this total divided by our sales volume measured in MT. We believe this is an important measure as it is used by our management and Board of Directors to evaluate our costs on a per MT basis.
In evaluating EBITDA, adjusted EBITDA, adjusted net (loss) income, adjusted (loss) earnings per share, free cash flow and adjusted free cash flow, you should be aware that in the future, we will incur expenses similar to the adjustments in the reconciliations presented below. Our presentations of EBITDA, adjusted EBITDA, adjusted net (loss) income and adjusted (loss) earnings per share, should not be construed as suggesting that our future results will be unaffected by these expenses or any unusual or non‑recurring items. When evaluating our performance, you should consider EBITDA, adjusted EBITDA, adjusted net (loss) income, adjusted (loss) earnings per share, free cash flow and adjusted free cash flow alongside other measures of financial performance and liquidity, including our net (loss) income, (loss) earnings per share and cash flow from operating activities, respectively, and other GAAP measures.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The following tables reconcile our non-GAAP financial measures to the most directly comparable GAAP measures:

Reconciliation of Net (Loss) Income to Adjusted Net (Loss) Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
Net (loss) income	$(22,621)	$93,451	$(37,841)	$332,631

Diluted (loss) income per common share:
Net (loss) income per share	$(0.09)	$0.36	$(0.15)	$1.28
Weighted average shares outstanding	257,090,113	256,853,454	256,987,778	259,424,885

Adjustments, pre-tax:
Pension and OPEB plan expenses(1)	914	534	2,731	1,638
Public offerings and related expenses(2)	—	—	—	100
Non-cash (gains) losses on foreign currency remeasurement(3)	(287)	(532)	433	(298)
Stock-based compensation expense(4)	1,628	628	3,809	1,666
Related party payable - Tax Receivable Agreement adjustment(5)	—	—	16	(180)
Total non-GAAP adjustments pre-tax	2,255	630	6,989	2,926
Income tax impact on non-GAAP adjustments(6)	500	198	1,331	652
Adjusted net (loss) income	$(20,866)	$93,883	$(32,183)	$334,905
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
(5)Non-cash expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that are expected to be utilized.
(6)The tax impact on the non-GAAP adjustments is affected by their tax deductibility and the applicable jurisdictional tax rates.

Reconciliation of (Loss) Earnings per share to Adjusted (Loss) Earnings per share
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Loss) Earnings per share	$(0.09)	$0.36	$(0.15)	$1.28
Adjustments per share:
Pension and OPEB plan expenses(1)	—	—	0.01	—
Public offerings and related expenses(2)	—	—	—	—
Non-cash (gains) losses on foreign currency remeasurement(3)	—	—	—	—
Stock-based compensation expense(4)	0.01	0.01	0.02	0.01
Related party payable - Tax Receivable Agreement adjustment(5)	—	—	—	—
Total non-GAAP adjustments pre-tax per share	0.01	0.01	0.03	0.01
Income tax impact on non-GAAP adjustments per share(6)	—	—	0.01	—
Adjusted (loss) earnings per share	$(0.08)	$0.37	$(0.13)	$1.29
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
(4)Non-cash expense for stock-based compensation grants.
(5)Non-cash expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that are expected to be utilized.
(6)The tax impact on the non-GAAP adjustments is affected by their tax deductibility and the applicable jurisdictional tax rates.

Reconciliation of Net (Loss) Income to Adjusted EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Net (loss) income	$(22,621)	$93,451	$(37,841)	$332,631
Add:
Depreciation and amortization	16,954	13,262	43,053	41,708
Interest expense	15,719	6,424	42,432	25,035
Interest income	(1,144)	(241)	(1,758)	(2,197)
Income taxes	(10,244)	15,041	(10,819)	56,260
EBITDA	(1,336)	127,937	35,067	453,437
Adjustments:
Pension and OPEB plan expenses(1)	914	534	2,731	1,638
Public offerings and related expenses(2)	—	—	—	100
Non-cash (gains) losses on foreign currency remeasurement(3)	(287)	(532)	433	(298)
Stock-based compensation expense(4)	1,628	628	3,809	1,666
Related party payable - Tax Receivable Agreement adjustment(5)	—	—	16	(180)
Adjusted EBITDA	$919	$128,567	$42,056	$456,363
(1)Net periodic benefit cost for our pension and OPEB plans.
(2)Legal, accounting, printing and registration fees associated with public offerings and related expenses.
(3)Non-cash (gains) losses from foreign currency remeasurement of non-operating assets and liabilities of our non-U.S. subsidiaries where the functional currency is the U.S. dollar.
(4)Non-cash expense for stock-based compensation grants.
(5)Non-cash expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that are expected to be utilized.

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow and Adjusted Free Cash Flow
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Net cash provided by operating activities	$51,495	$68,166	$67,269	$274,605
Capital expenditures	(8,498)	(15,933)	(48,287)	(45,281)
Free cash flow	42,997	52,233	18,982	229,324

Interest rate swap settlements(1)(2)	—	5,195	27,453	3,762
Change in Control payment(3)	—	—	—	443
Adjusted free cash flow	$42,997	$57,428	$46,435	$233,529
(1) Receipt of cash related to the monthly settlement of our outstanding interest rate swap contracts.
(2) The nine months ended September 30, 2023 include cash received from the termination of our interest rate swap contracts.
(3) In the second quarter of 2021, we incurred pre-tax Change in Control charges of $88 million as a result of the ownership of our largest stockholder, Brookfield, moving below 30% of our total shares outstanding. Of the $88 million in pre-tax Change in Control charges, $73 million were cash and $15 million were non-cash. An aggregate of $72 million of the cash charges have been paid through the third quarter of 2023 and an additional $1 million will be paid in subsequent quarters, as a result of the timing of related payroll tax payments.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of Cost of Goods Sold to Cash Cost of Goods Sold per MT

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per MT amounts)
Cost of goods sold	$157,603	$170,171	$427,464	$562,881
Less:
Depreciation and amortization(1)	15,291	11,566	37,961	36,602
Cost of goods sold - by-products and other(2)	430	5,452	13,720	33,895
Cash cost of goods sold	141,882	153,153	375,783	492,384
Sales volume (in thousands of MT)	24.2	35.7	67.5	121.3
Cash cost of goods sold per MT	$5,863	$4,290	$5,567	$4,059
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
Interest rate risk management. We have previously entered into agreements with financial institutions that are intended to limit our exposure to additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure. As of December 31, 2022, we recorded unrealized pre-tax gains of $27.4 million on our interest rate swaps. As of September 30, 2023, we did not have any outstanding interest rate swaps. As of September 30, 2023, we no longer had any variable rate debt outstanding and therefore no exposure to variability in interest rates. See Note 9, “Fair Value Measurements and Derivative Instruments” in the Notes to the Condensed Consolidated Financial Statements for further discussion.
Currency rate management. We enter into foreign currency derivatives from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency derivatives, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures. Forward exchange

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
The outstanding foreign currency derivatives represented a $0.1 million unrealized pre-tax net loss as of September 30, 2023 and a net unrealized pre-tax loss of $0.2 million as of December 31, 2022.
Energy commodity management. We have previously entered into commodity derivative contracts to effectively fix some or all of our exposure to refined oil products. As of September 30, 2023 and December 31, 2022, there were no commodity derivative contracts outstanding.
Sensitivity analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the underlying exposures as well as on the fair values of our derivatives. The sensitivity analysis for the derivatives represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction.
As of September 30, 2023, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease of $2.9 million or a corresponding increase of $2.9 million, respectively, in the fair value of the foreign currency hedge portfolio.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Monterrey, Mexico Suspension of Operations
Background
On September 15, 2022, inspectors from the State Attorney’s Office for the Secretary of Environment of the State of Nuevo León, Mexico visited GrafTech México graphite electrode manufacturing facility located in Monterrey, Mexico to inspect GrafTech Mexico’s facility and certain of the facility’s environmental and operating permits. At the conclusion of the inspection, the inspectors issued a Record of Inspection providing for the results of the inspection, their observations, and the imposition of a temporary suspension of GrafTech Mexico’s facilities within seven days. In parallel, the Director of Comprehensive Atmospheric Management of the Undersecretary of Climate Change and Air Quality of the Ministry of the Environment of the State of Nuevo León formally denied GrafTech Mexico's previously requested modification to its operating license stating that such license was no longer valid. On September 22, 2022, GrafTech Mexico submitted observations and responses to the Record of Inspection, requested an extension of the shutdown of the facility until October 7, 2022, and requested a clarification of the scope of the shutdown. On September 23, 2022, inspectors from the State Attorney’s Office for the Secretary of Environment visited GrafTech Mexico’s manufacturing facility to verify the information presented in GrafTech Mexico’s observations and responses submitted on September 22, 2022. On October 4, 2022, the State Attorney’s Office for the Secretary of Environment granted an extension of the shutdown of the facility until October 7, 2022 and clarified the suspension permitting GrafTech Mexico to perform several activities, including extracting or withdrawing finished or unfinished product. On November 17, 2022, the State Attorney’s Office for the Secretary of Environment lifted the suspension notice, subject to the completion of certain agreed-upon activities, including the submission of an environmental impact study with respect to the facility’s operations, allowing the Monterrey facility to resume operations. Notwithstanding that the suspension notice has been conditionally lifted and that the Monterrey facility has resumed operations, GrafTech Mexico believes it is prudent to continue to pursue the related legal proceedings set forth below.

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
Brazil Clause IV

Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees' appeal in favor of GrafTech Brazil. The employees filed a further appeal and on September 12, 2022, we filed our response in opposition. We intend to vigorously defend our position. As of September 30, 2023, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Mexico VAT
In July 2019, the MTA opened an audit of the VAT filings of GrafTech Commercial Mexico for the period of January 1 to April 30, 2019. In September 2021, the MTA issued a tax assessment, claiming improper use of a certain VAT exemption rule for purchases from a foreign affiliate. GrafTech Commercial Mexico filed an administrative appeal against the tax assessment with the MTA’s appeals office. In November 2022, the MTA’s appeals office concluded its review and confirmed the tax assessment. GrafTech Commercial Mexico believes that the purchases from a foreign affiliate are exempt from VAT back-up withholding and in December 2022, GrafTech Commercial Mexico filed a Claim for Nullity with the Chamber Specialized in exclusive resolution of substance of the Federal Court of Administrative Justice. On February 17, 2023, the MTA filed the response to the nullity petition. On May 31, 2023, the court held a hearing to determine the scope of the issues to be decided in the proceedings. At the court’s request, GrafTech Commercial Mexico submitted formal pleadings on August 1, 2023. As of September 30, 2023, the tax assessment for the four month period under audit amounted to approximately $26.5 million, including penalties, inflation and interest. Interest will continue to accrue up to five years from the date the corresponding VAT returns were filed and inflation will continue to accrue with the passage of time.

Table of PART II. OTHER INFORMATION (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
In March 2022, the MTA opened another audit of the VAT filings of GrafTech Commercial Mexico for the period January 1 to December 31, 2018. In the proposed assessment received in January 2023, the MTA is alleging the same improper use of certain VAT exemption rules on purchases from a foreign affiliate and has provided notice of its intent to assess approximately $51.0 million, including penalties, inflation and interest. In Mexico, each tax assessment requires a separate claim. In the first quarter of 2023, GrafTech Commercial Mexico requested a conclusive agreement with the Mexican ombudsman (“PRODECON”) to reach a settlement with the MTA. The MTA responded to GrafTech Commercial Mexico’s request on May 30, 2023. On August 2, 2023, GrafTech Commercial Mexico filed a motion exhibiting additional information and reaffirming its position. On September 22, 2023, the MTA responded to GrafTech Commercial Mexico’s motion. On October 2, 2023, GrafTech Commercial Mexico filed a motion before PRODECON requesting a formal meeting with the MTA. If the mediation process does not result in a satisfactory outcome, GrafTech Commercial Mexico intends to pursue administrative appeal procedures with the MTA to attempt to satisfactorily resolve this matter. The $51.0 million includes interest and inflation. Interest will continue to accrue up to five years from the date the corresponding VAT returns were filed and inflation will continue to accrue with the passage of time.
GrafTech Commercial Mexico intends to vigorously defend its position in these proceedings.
Item 1A. Risk Factors
The information set forth in this quarterly report on Form 10-Q, including, without limitation, the risk factors presented below, updates and should be read in conjunction with, the risk factors and information disclosed in Part 1 - Item 1A., “Risk Factors,” in our 2022 Annual Report on Form 10-K filed February 14, 2023. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

Our indebtedness could limit our financial and operating activities and adversely affect our ability to incur additional debt to fund future needs and our ability to fulfill our obligations under our existing and future indebtedness.

Our 2018 Credit Agreement currently provides for the 2018 Revolving Credit Facility in the amount of $330 million after giving effect to the May 2022 amendment that increased the revolving commitments under the 2018 Credit Agreement by $80 million from $250 million. As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenant in our 2018 Revolving Credit Facility, our operating performance resulted in reduction of the availability under our 2018 Revolving Credit Facility.

As of September 30, 2023, we had approximately $924.5 million of secured indebtedness outstanding including borrowings under our 2020 Senior Secured Notes and 2023 Senior Secured Notes. As of September 30, 2023, we had $112.3 million available for borrowing under the 2018 Revolving Credit Facility.

Interest expense for the nine months ended September 30, 2023 and September 30, 2022 was $42.4 million and $25.0 million, respectively.

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

Item 5. Other Information

None of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended September 30, 2023.

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

10.1

Benefits Addendum, dated July 27, 2023, by and between GrafTech Switzerland S.A. and Iñigo Perez Ortiz.(incorporated by reference to Exhibit 10.1 to GrafTech International Ltd.’s Current Report on Form 8-K filed July 27, 2023).

31.1*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Marcel Kessler, Chief Executive Officer and President (Principal Executive Officer).

31.2*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Timothy K. Flanagan, Chief Financial Officer, Senior Vice President Finance and Treasurer (Principal Financial Officer).

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Marcel Kessler, Chief Executive Officer and President (Principal Executive Officer).

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy K. Flanagan, Chief Financial Officer, Senior Vice President Finance and Treasurer (Principal Financial Officer).

101	The following financial information from GrafTech International Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders' Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).

____________________________
*    Filed herewith
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	November 3, 2023	By:	/s/ Timothy K. Flanagan
Timothy K. Flanagan
Chief Financial Officer, Senior Vice President Finance and Treasurer (Principal Financial and Accounting Officer)