Form 10-Q
period 2024-03-31
GRAFTECH INTERNATIONAL LTD
filed 2024-04-26
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 19, 2024, 257,167,127 shares of common stock were outstanding.

Presentation of Financial, Market and Industry Data
We present our financial information on a consolidated basis. Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.
Certain market and industry data included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (the “Report”) has been obtained or derived from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications, government publications and third-party forecasts in conjunction with our assumptions about our markets. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources consented to the disclosure or use of data in this Report. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Cautionary Note Regarding Forward-Looking Statements” in this Report and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 ("Annual Report on Form 10-K") filed on February 14, 2024.
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
•the possibility that the cash dividends on our common stock, which are currently suspended, will remain suspended and we may not pay cash dividends on our common stock in the future; and
•the outcome of our proxy contest.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$165,190	$176,878
Accounts and notes receivable, net of allowance for doubtful accounts of $8,076 as of March 31, 2024 and $7,708 as of December 31, 2023	91,591	101,387
Inventories	302,873	330,146
Prepaid expenses and other current assets	60,376	66,382
Total current assets	620,030	674,793
Property, plant and equipment	915,148	920,444
Less: accumulated depreciation	407,973	398,330
Net property, plant and equipment	507,175	522,114
Deferred income taxes	31,308	31,542
Other assets	57,361	60,440
Total assets	$1,215,874	$1,288,889
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,331	$83,268
Long-term debt, current maturities	132	134
Accrued income and other taxes	10,638	10,022
Other accrued liabilities	93,381	91,702
Tax Receivable Agreement	1,949	5,417
Total current liabilities	166,431	190,543
Long-term debt	926,779	925,511
Other long-term obligations	54,151	55,645
Deferred income taxes	27,107	33,206
Tax Receivable Agreement long-term	3,788	5,737
Commitments and contingencies - Note 7
Stockholders’ equity:
Preferred stock, par value $0.01, 300,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01, 3,000,000,000 shares authorized, 257,161,175 and 256,831,870 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2,572	2,568
Additional paid-in capital	750,397	749,527
Accumulated other comprehensive loss	(22,183)	(11,458)
Accumulated deficit	(693,168)	(662,390)
Total stockholders’ equity	37,618	78,247

Total liabilities and stockholders’ equity	$1,215,874	$1,288,889

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$136,584	$138,802
Cost of goods sold	$135,204	$112,645
Lower of cost or market inventory valuation adjustment	2,692	—
Gross (loss) profit	(1,312)	26,157
Research and development	1,627	1,192
Selling and administrative expenses	15,277	22,151
Rationalization expenses	3,145	—
Operating (loss) income	(21,361)	2,814

Other (income) expense, net	(393)	653
Interest expense	15,626	12,806
Interest income	(1,524)	(372)
Loss before benefit for income taxes	(35,070)	(10,273)
Benefit for income taxes	(4,201)	(2,904)
Net loss	$(30,869)	$(7,369)

Basic loss per common share:
Net loss per share	$(0.12)	$(0.03)
Weighted average common shares outstanding	257,399,365	256,974,904
Diluted loss per common share:
Net loss per share	$(0.12)	$(0.03)
Weighted average common shares outstanding	257,399,365	256,974,904

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Net loss	$(30,869)	$(7,369)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of $45 and $0, respectively	(6,472)	4,623
Commodities, interest rate and foreign currency derivatives, net of tax (expense) benefit of $1,152 and $953, respectively	(4,253)	(2,577)
Other comprehensive (loss) income, net of tax	(10,725)	2,046
Comprehensive loss	$(41,594)	$(5,323)

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities:
Net loss	$(30,869)	$(7,369)
Adjustments to reconcile net loss to cash (used in) provided by operations:
Depreciation and amortization	13,883	10,777
Deferred income tax benefit	(4,581)	(3,750)
Non-cash stock-based compensation expense	1,047	796
Non-cash interest expense	(1,469)	2,184
Lower of cost or market inventory valuation adjustment	2,692	—
Other adjustments	1,464	105
Net change in working capital*	23,062	25,657
Change in Tax Receivable Agreement	(5,417)	(4,631)
Change in long-term assets and liabilities	(342)	1,029
Net cash (used in) provided by operating activities	(530)	24,798
Cash flow from investing activities:
Capital expenditures	(10,511)	(25,271)
Proceeds from the sale of fixed assets	3	92
Net cash used in investing activities	(10,508)	(25,179)
Cash flow from financing activities:
Interest rate swap settlements	—	3,630
Debt issuance and modification costs	—	(128)
Payments for taxes related to net share settlement of equity awards	(82)	(129)
Dividends paid	—	(2,566)
Principal payments under finance lease obligations	(16)	—
Net cash (used in) provided by financing activities	(98)	807
Net change in cash and cash equivalents	(11,136)	426
Effect of exchange rate changes on cash and cash equivalents	(552)	373
Cash and cash equivalents at beginning of period	176,878	134,641
Cash and cash equivalents at end of period	$165,190	$135,440

* Net change in working capital due to changes in the following components:
Accounts and notes receivable, net	$8,575	$62,350
Inventories	25,328	(16,897)
Prepaid expenses and other current assets	4,313	12,588
Income taxes payable	(2,433)	(25,594)
Accounts payable and accruals	(29,598)	(12,495)
Interest payable	16,877	5,705
Net change in working capital	$23,062	$25,657

Net cash paid during the periods for:
Interest	$216	$5,038
Income taxes	$2,569	$28,012
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(6,936)	$(8,963)

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Dollars in thousands, except per share data) (Unaudited)
	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2023	256,831,870	$2,568	$749,527	$(11,458)	$(662,390)	$78,247
Net loss	—	—	—	—	(30,869)	(30,869)
Other comprehensive loss:
Commodity, interest rate and foreign currency derivatives income, net of tax of $17	—	—	—	(121)	—	(121)
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $1,135	—	—	—	(4,132)	—	(4,132)
Foreign currency translation adjustments, net of tax of $45	—	—	—	(6,472)	—	(6,472)
Total other comprehensive loss	—	—	—	(10,725)	—	(10,725)
Stock-based compensation	390,490	4	1,043	—	—	1,047
Payments for taxes related to net share settlement of equity awards	(61,185)	—	(173)	—	91	(82)
Balance as of March 31, 2024	257,161,175	$2,572	$750,397	$(22,183)	$(693,168)	$37,618

Balance as of December 31, 2022	256,597,342	$2,566	$745,164	$(8,070)	$(401,945)	$337,715
Net loss	—	—	—	—	(7,369)	(7,369)
Other comprehensive (loss) income:
Commodity, interest rate and foreign currency derivatives income, net of tax of $67	—	—	—	(241)	—	(241)
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $886	—	—	—	(2,336)	—	(2,336)
Foreign currency translation adjustments, net of tax of $0	—	—	—	4,623	—	4,623
Total other comprehensive income	—	—	—	2,046	—	2,046
Stock-based compensation	104,533	1	795	—	—	796
Payments for taxes related to net share settlement of equity awards	(23,577)	—	(68)	—	(61)	(129)
Dividends paid ($0.01 per share)	—	—	—	—	(2,566)	(2,566)
Balance as of March 31, 2023	256,678,298	$2,567	$745,891	$(6,024)	$(411,941)	$330,493

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
B. Basis of Presentation
The interim condensed consolidated financial statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The December 31, 2023 Consolidated Balance Sheet data included herein was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 14, 2024, but does not include all disclosures required by GAAP in audited financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the accompanying notes, contained in the Company's Annual Report on Form 10-K.
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
C. New Accounting Standards
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. Although the ASU only modifies the Company’s required income tax disclosures, the Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and related disclosures.

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
The following table provides information about disaggregated revenue by type of product and contract, including our take or pay contracts with initial terms of three to five years (“LTA”) and short-term agreements and spot sales (“non-LTA”):

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Graphite Electrodes - LTAs	$36,094	$69,866
Graphite Electrodes - Non-LTAs	87,893	56,960
By-products and other	12,597	11,976
Total Revenues	$136,584	$138,802
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
We did not have any contract asset balances as of March 31, 2024 or December 31, 2023.
Current deferred revenue is included in “Other accrued liabilities” on the Condensed Consolidated Balance Sheets. The following table provides our contract liability balances as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Current deferred revenue	$23,695	$31,583
The amount of revenue recognized in the first quarter of 2024 that was included in the December 31, 2023 current deferred revenue balance was $13.6 million. The decrease in the current deferred revenue balance since December 31, 2023 is due to revenue recognized in the current year, partially offset by customer prepayments.
Transaction Price Allocated to the Remaining Performance Obligations
The following table presents estimated revenues expected to be recognized in the corresponding period below related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of reporting period. The revenue associated with our LTAs is expected to be approximately as follows for the full year of 2024:

2024
(Dollars in millions)
Estimated LTA revenue	$100-$135(1)
(1) Includes expected termination fees from a few customers that have failed to meet certain obligations under their LTAs.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We recorded $36.1 million of LTA revenue in the three months ended March 31, 2024, and we expect to record approximately $64.0 million to $99.0 million of LTA revenue for the remainder of 2024.
The remaining LTAs are defined as pre-determined fixed annual volume contracts. The actual revenue realized from these contracted volumes may vary in timing and total due to contract non-performance, force majeure notices, arbitrations and credit risk associated with certain customers facing financial challenges.
(3)Intangible Assets
The following table summarizes intangible assets with determinable useful lives by major category, which are included in “Other assets” on our Condensed Consolidated Balance Sheets:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Trade names	$22,500	$(17,597)	$4,903	$22,500	$(17,379)	$5,121
Technology and know-how	55,300	(46,511)	8,789	55,300	(45,746)	9,554
Customer-related intangibles	64,500	(37,870)	26,630	64,500	(36,802)	27,698
Total finite-lived intangible assets	$142,300	$(101,978)	$40,322	$142,300	$(99,927)	$42,373
Amortization expense for intangible assets was $2.1 million and $2.4 million in the three months ended March 31, 2024 and 2023, respectively. Amortization expense is expected to be approximately $5.9 million for the remainder of 2024, $7.3 million in 2025, $6.7 million in 2026, $6.1 million in 2027, $5.5 million in 2028 and $4.9 million in 2029.
(4)Debt and Liquidity
The following table presents our long-term debt:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
2020 Senior Secured Notes	500,000	500,000
2023 Senior Secured Notes	450,000	450,000
Other debt	136	139
Unamortized debt discount and issuance costs	(23,225)	(24,494)
Total debt	926,911	925,645
Less: Long-term debt, current portion	(132)	(134)
Long-term debt	$926,779	$925,511

The fair value of our debt was approximately $655.6 million and $676.6 million as of March 31, 2024 and December 31, 2023, respectively. The fair values were determined using Level 2 quoted market prices for the same or similar debt instruments.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2018 Term Loan and 2018 Revolving Credit Facility
In February 2018, the Company entered into a credit agreement (as amended, the “2018 Credit Agreement”), which provided for (i) a $2,250 million senior secured term facility (the “2018 Term Loan Facility”) after giving effect to the June 2018 amendment (the “First Amendment”) that increased the aggregate principal amount of the 2018 Term Loan Facility from $1,500 million to $2,250 million and (ii) a $330 million senior secured revolving credit facility after giving effect to the May 2022 amendment that increased the revolving commitments under the 2018 Credit Agreement by $80 million from $250 million (the “2018 Revolving Credit Facility”). GrafTech Finance Inc. (“GrafTech Finance”) was the sole borrower under the 2018 Term Loan Facility while GrafTech Finance, GrafTech Switzerland SA (“Swissco”) and GrafTech Luxembourg II S.à r.l. (“Luxembourg Holdco” and, together with GrafTech Finance and Swissco, the “Co-Borrowers”) are co-borrowers under the 2018 Revolving Credit Facility. The 2018 Revolving Credit Facility matures on May 31, 2027. The net proceeds from the 2023 Senior Secured Notes (as defined below) were used to repay outstanding borrowings under our 2018 Term Loan Facility. As of March 31, 2024 and December 31, 2023, the availability under our 2018 Revolving Credit Facility was $110.0 million and $112.4 million, respectively. As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenant thereunder, our operating performance as of March 31, 2024 and December 31, 2023 resulted in a reduction of the availability under the facility. As of March 31, 2024 and December 31, 2023, there were no borrowings outstanding on the 2018 Revolving Credit Facility and there was $5.5 million and $3.1 million of letters of credit drawn against the 2018 Revolving Credit Facility as of each date, respectively.
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
The 2018 Revolving Credit Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to GrafTech and restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The 2018 Revolving Credit Facility contains a financial covenant that requires GrafTech to maintain a senior secured first lien net leverage ratio not greater than 4.00 to 1.00 when the aggregate principal amount of borrowings under the 2018 Revolving Credit Facility and outstanding letters of credit issued under the 2018 Revolving Credit Facility (except for undrawn letters of credit in an aggregate amount equal to or less than $35.0 million), taken together, exceed 35% of the total amount of commitments under the 2018 Revolving Credit Facility. The 2018 Revolving Credit Facility also contains customary events of default. We were in compliance with all of our debt covenants as of March 31, 2024 and December 31, 2023.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2020 Senior Secured Notes
In December 2020, GrafTech Finance issued $500 million aggregate principal amount of 4.625% senior secured notes due 2028 (the “2020 Senior Secured Notes”) in a private offering. The 2020 Senior Secured Notes and related guarantees are secured on a pari passu basis by the collateral securing the 2018 Revolving Credit Facility and the 2023 Senior Secured Notes (as defined below). All of the net proceeds from the 2020 Senior Secured Notes were used to partially repay borrowings under our 2018 Term Loan Facility.
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
The Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Finance, all outstanding 2020 Senior Secured Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding 2020 Senior Secured Notes may declare all of the 2020 Senior Secured Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of March 31, 2024 and December 31, 2023.
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
The 2023 Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Global Enterprises Inc., all outstanding 2023 Senior Secured Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding 2023 Senior Secured Notes may declare all of the 2023 Senior Secured Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of March 31, 2024.
(5)Inventories
Inventories are comprised of the following:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$86,004	$109,084
Work in process	181,977	186,473
Finished goods	34,892	34,589
Total	$302,873	$330,146
In the first quarter of 2024 and for the full year of 2023, we recorded lower of cost or market (“LCM”) inventory valuation adjustments of $2.7 million and $12.4 million, respectively, in order to state our inventories at market. As of March 31, 2024 and December 31, 2023, the carrying value of our inventory reflected total write-downs of $9.9 million and $12.4 million, respectively, due to the impact of the LCM adjustments.
(6)Interest Expense
The following table presents the components of interest expense:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Interest incurred on debt	$17,095	$10,622
Accretion of original issue discount	520	168
Amortization of debt issuance costs	748	655
Amortization of interest rate swap deferred gains	(2,737)	—
Unrealized mark-to-market loss on de-designated interest rate swap	—	1,361
Total interest expense	$15,626	$12,806

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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Since 2020, we have been involved in a number of arbitrations before the International Chamber of Commerce with a few customers who failed to perform under their LTAs or sought relief in respect of the LTAs. In particular, Aperam South America LTDA, Aperam Sourcing S.C.A., ArcelorMittal Sourcing S.C.A., and ArcelorMittal Brasil S.A. (collectively, the “Claimants”) initiated a single arbitration proceeding against two of the Company’s subsidiaries in the International Chamber of Commerce in June 2020. The Claimants argued, among other things, that they should not be required to comply with the terms of the LTAs that they signed due to an alleged drop in market prices for graphite electrodes in January 2020. Alternatively, the Claimants argued that they should not be required to comply with the LTAs that they signed due to alleged market circumstances at the time of execution. In June 2021, the Claimants filed their statement of claim, seeking approximately $61.0 million plus interest in monetary relief and/or reimbursement in respect of several fixed price LTAs that were executed between such subsidiaries and the Claimants in 2017 and 2018. On December 16, 2022, the Claimants revised their calculation of alleged damages to approximately $178.9 million including interest, with damages covering the period from the first quarter of 2020 through the end of the third quarter of 2022 and interest covering the period from June 2020 through December 16, 2022. In March 2023, an International Chamber of Commerce hearing was held before the party-appointed sole arbitrator with the Claimants, the Company, and witnesses in attendance. On March 31, 2023, the Claimants further revised their calculation of alleged damages to approximately $171.7 million, including interest, for the period covering the first quarter of 2020 through 2022. In June 2023, the Claimants again revised their calculation of alleged damages to approximately $188.2 million, including interest, for the period covering the first quarter of 2020 through the first quarter of 2023. On April 16, 2024, we were formally notified that on March 14, 2024 the sole arbitrator appointed by the International Chamber of Commerce issued the final award in the arbitration in which he entirely dismissed all of the Claimants’ claims against the two Company subsidiaries, and ordered Claimants to pay an aggregate of approximately $9.2 million to the Company in legal fees and other related expenses, and ordered the Company to pay approximately $60,000 to the Claimants in legal fees and expenses.
Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees’ appeal in favor of GrafTech Brazil. The employees filed a further appeal and on September 12, 2022, we filed our response in opposition. We intend to vigorously defend our position. As of March 31, 2024, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the three months ended March 31, 2024, are presented below:

(Dollars in thousands)
Balance as of December 31, 2023	$77
Product warranty charges/adjustments	144
Payments and settlements	(1)
Balance as of March 31, 2024	$220
Tax Receivable Agreement
On April 23, 2018, the Company entered into the tax receivable agreement (“Tax Receivable Agreement”) that provides Brookfield Corporation and its affiliates (together, “Brookfield”) as the sole stockholder prior to the Company’s initial

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

public offering in April 2018 (the “IPO”), the right to receive future payments from us for 85% of the amount of cash savings, if any, in U.S. federal income tax and Swiss tax that we and our subsidiaries realize as a result of the utilization of the pre-IPO tax assets. In addition, we will pay interest on the payments we will make to Brookfield with respect to the amount of these cash savings from the due date (without extensions) of our tax return where we realize these savings to the payment date. On April 10, 2023, the Tax Receivable Agreement was amended and restated to change the applicable interest rate from LIBOR plus 1.00% per year to the one-month period secured overnight financing rate administered by the Federal Reserve Bank of New York plus 1.10%. The term of the Tax Receivable Agreement commenced on April 23, 2018 and will continue until there is no potential for any future tax benefit payments.
As of March 31, 2024, the total Tax Receivable Agreement liability was $5.7 million, of which $1.9 million was classified as current liability Tax Receivable Agreement on the Condensed Consolidated Balance Sheets and $3.8 million was classified as a long-term liability in Tax Receivable Agreement long-term on the Condensed Consolidated Balance Sheets. As of December 31, 2023, the total Tax Receivable Agreement liability was $11.1 million, of which $5.4 million was classified as a current liability and $5.7 million was classified as a long-term liability.
Mexico Value-Added Tax (“VAT”)
In July 2019, the Mexican Tax Authority (“MTA”) opened an audit of the VAT filings of GrafTech Comercial de Mexico S. de R.L. de C.V. (“GrafTech Commercial Mexico”) for the period of January 1 to April 30, 2019. In September 2021, the MTA issued a tax assessment, claiming improper use of a certain VAT exemption rule for purchases from a foreign affiliate. As of March 31, 2024, the tax assessment for the four month period under audit amounted to approximately $30.4 million, including penalties, inflation and interest. Interest will continue to accrue up to five years from the date the corresponding VAT returns were filed and inflation will continue to accrue with the passage of time. GrafTech Commercial Mexico filed an administrative appeal against the tax assessment with the MTA’s appeals office. In November 2022, the MTA’s appeals office concluded its review and confirmed the tax assessment. GrafTech Commercial Mexico believes that the purchases from a foreign affiliate are exempt from VAT back-up withholding and in December 2022, GrafTech Commercial Mexico filed a Claim for Nullity with the Chamber Specialized in exclusive resolution of substance of the Federal Court of Administrative Justice. On February 17, 2023, the MTA filed the response to the nullity petition. On May 31, 2023, the court held a hearing to determine the scope of the issues to be decided in the proceedings. At the court’s request, GrafTech Commercial Mexico submitted formal pleadings on August 1, 2023. On January 8, 2024, the court ruled in GrafTech Commercial Mexico’s favor and annulled the tax assessment. On January 31, 2024, the MTA filed an appeal for review. On March 15, 2024, GrafTech Commercial Mexico filed the Tax Adhesive Appeal for Review before the Collegiate Court in Administrative Matters who has authority to hear the MTA’s appeal. The MTA’s appeal and the Adhesive appeal are still pending to be resolved.
In March 2022, the MTA opened another audit of the VAT filings of GrafTech Commercial Mexico for the period January 1 to December 31, 2018. In the proposed assessment received in January 2023, the MTA is alleging the same improper use of certain VAT exemption rules on purchases from a foreign affiliate and has provided notice of its intent to assess approximately $51.0 million, including penalties, inflation and interest. In Mexico, each tax assessment requires a separate claim. In the first quarter of 2023, GrafTech Commercial Mexico requested a conclusive agreement with the Mexican ombudsman (“PRODECON”) to reach a settlement with the MTA. The MTA responded to GrafTech Commercial Mexico’s request on May 30, 2023. On August 2, 2023, GrafTech Commercial Mexico filed a motion exhibiting additional information and reaffirming its position. On September 22, 2023, the MTA responded to GrafTech Commercial Mexico’s motion. On October 2, 2023, GrafTech Commercial Mexico filed a motion requesting a formal meeting with the MTA and PRODECON, which occurred on November 14, 2023. During the meeting, the parties agreed that GrafTech Commercial Mexico will provide additional documentation and information to be evaluated by the MTA, and, on November 29, 2023, GrafTech Commercial Mexico filed the information requested. On January 24, 2024, the MTA filed its response. On that same day, GrafTech Commercial Mexico submitted before PRODECON the favorable ruling it obtained on January 8, 2024 in connection with the 2019 proceeding for the MTA’s consideration. On February 1, 2024, the MTA confirmed its position, holding that GrafTech Commercial Mexico was required to withhold the VAT. On March 20, 2024, a meeting was held at PRODECON where the parties confirmed their final positions. GrafTech Commercial Mexico plans to challenge the assessment. The $51.0 million includes interest and inflation. Interest will continue to accrue up to five years from the date the corresponding VAT returns were filed and inflation will continue to accrue with the passage of time.
As evidenced by the favorable court decision issued on January 8, 2024, GrafTech Commercial Mexico’s application of the VAT exemption rules is appropriate and, accordingly, GrafTech Commercial Mexico does not believe that it is probable that it will incur a loss related to this matter for either of the two periods under the MTA’s audit. The Company intends to vigorously defend its position in these proceedings.

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

The following table summarizes the benefit for income taxes:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Benefit for income taxes	$(4,201)	$(2,904)
Pre-tax loss	(35,070)	(10,273)
Effective tax rate	12.0%	28.3%
The effective tax rate for the first quarter of 2024 and 2023 was different than the U.S. statutory tax rate of 21% primarily due to the mix of U.S. and foreign earnings, tax incentives and provisions of the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”).
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. All U.S. federal tax years prior to 2019 are generally closed by statute or have been audited and settled with the applicable domestic tax authorities. Other jurisdictions are generally closed for years prior to 2018.
We continue to assess the realization of our deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Examples of positive evidence would include a strong earnings history, an event or events that would increase our taxable income through a continued reduction of expenses, and tax planning strategies that would indicate an ability to realize deferred tax assets. In circumstances where the significant positive evidence does not outweigh the negative evidence in regards to whether or not a valuation allowance is required, we have established and maintained valuation allowances on those net deferred tax assets. There were no material changes to our valuation allowances in the first quarter of 2024.
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the first quarter of 2022 and in the second, third and fourth quarters of 2023, we entered into foreign currency derivatives with maturities of one month to 12 months in order to protect against the risk that cash flows associated with certain sales and purchases denominated in a currency other than the U.S. dollar will be adversely affected by future changes in foreign exchange rates. These derivatives are designated as cash flow hedges. The resulting unrealized gains or losses from these derivatives are recorded in accumulated other comprehensive loss (“AOCL”) and subsequently, when realized, are reclassified to net sales or cost of goods sold in the Condensed Consolidated Statements of Operations when the hedged exposures affect earnings.
Commodity derivative contracts
From time to time, we enter into commodity derivative contracts for refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. The unrealized gains or losses related to commodity derivative contracts designated as cash flow hedges are recorded in AOCL and subsequently, when realized, are reclassified to the Condensed Consolidated Statement of Operations when the hedged item impacts earnings, which is when the finished product is sold. The last of our commodity derivative contracts matured as of June 30, 2022 and we have not entered into any new contracts as of March 31, 2024.
Interest rate swap contracts
We have utilized interest rate swaps in the past to limit exposure to market fluctuations on our variable-rate debt. For each derivative agreement that is designated as a cash-flow hedge, the unrealized gain or loss is recorded in AOCL and, when realized, is recorded to interest expense. Upon discontinuance of a designated cash-flow hedging relationship, when interest payments are still probable of occurring, the fair value at the date of discontinuance is deferred into AOCL and amortized into interest expense based upon the term of the cash-flow hedging relationship.
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
In the third quarter of 2022, we redeemed $67.0 million of our $250.0 million notional amount de-designated interest rate swap. The change in fair value of the de-designated embedded derivative in the first quarter of 2023 resulted in a loss of $1.4 million and was recorded in interest expense in the Condensed Consolidated Statements of Operations.
In the second quarter of 2023, in connection with the repayment of the $433.7 million outstanding balance on our 2018 Term Loan Facility, we terminated our $183.0 million notional de-designated interest rate swap and our $250.0 million notional designated interest rate swap and received net cash of $20.4 million. The net cash received included a $23.1 million gain on the embedded derivatives, partially offset by a $2.8 million loss on the settlement of our debt host liability as of the termination date. As of March 31, 2024, the balance of the loss related to the settlement of the debt host liability recorded in AOCL was $1.1 million and will be amortized into interest expense using the effective interest method through August 2024.
Out of the $23.1 million gain on the embedded derivatives, $6.9 million for the de-designated swap was recorded in interest expense and $16.2 million for the designated swap was recorded in AOCL and will be amortized into interest expense using the effective interest method through August 2024. As of March 31, 2024, the balance related to the settlement of the embedded derivative recorded in AOCL was $5.8 million.
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
The notional amounts of our outstanding derivative instruments as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
	Notional Amount	Notional Amount
	(Dollars in thousands)
Derivative instruments designated as hedges:
Foreign currency derivatives	$—	$10,684

Derivative instruments not designated as hedges:
Foreign currency derivatives	$21,953	$41,863
The following table summarizes the fair value of our outstanding derivatives designated as hedges (on a gross basis) and balance sheet classification as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	Fair Value	Fair Value
	(Dollars in thousands)
Prepaid and other current assets
Foreign currency derivatives	$—	$386
Total	$—	$386
As a result of the settlement of interest rate swaps, as of March 31, 2024, net realized pre-tax gains of $5.8 million were reported in AOCL and will be released to earnings within the next 12 months. As of March 31, 2024, net realized pre-tax losses of $0.2 million related to our foreign currency derivatives were reported in AOCL and will be released to earnings within the next 12 months. No ineffectiveness expense was recorded in the first quarter of 2024 or 2023. See the table below for amounts recognized on the effective portion of our commodity derivative contracts in the Condensed Consolidated Statement of Operations.
The pre-tax realized (gains) losses on designated cash flow hedges are recognized in the Statements of Operations when the hedged item impacts earnings and were as follows for the periods ended March 31, 2024 and 2023:

		Amount of (Gain)/Loss Recognized
	Location of Realized (Gain)/Loss Recognized in the Condensed Consolidated Statement of Operations	Three Months Ended March 31,
		2024	2023
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold	$(68)	$2,040
Commodity derivative contracts	Cost of goods sold	(2,462)	(2,817)
Interest rate swap contracts	Interest expense	(2,737)	(2,445)

Pretax gains and losses on non-designated derivatives recognized in earnings were as follows:

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Condensed Consolidated Statement of Operations	Three Months Ended March 31,
		2024	2023
Derivatives not designated as hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold, other expense (income), net	$127	$436
Interest rate swap contracts	Interest expense	—	1,361
The following table summarizes the fair value of our outstanding derivatives not designated as hedges (on a gross basis) and balance sheet classification as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	Fair Value	Fair Value
	(Dollars in thousands)
Prepaid and other current assets
Foreign currency derivatives	232	244

Other accrued liabilities
Foreign currency derivatives	(133)	(519)

Net liability	$99	$(275)

(10) Accumulated Other Comprehensive Loss
The balance in our Accumulated other comprehensive loss is set forth in the following table:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Foreign currency translation adjustments, net of tax	$(25,660)	$(19,188)
Commodity, interest rate, and foreign currency derivatives, net of tax	3,477	7,730
Total accumulated other comprehensive loss	$(22,183)	$(11,458)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) Loss per Share
We did not repurchase any shares of our common stock during the first quarter of 2024 or 2023.
The following table presents a reconciliation of the numerator and denominator of basic and diluted loss per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands, except per share amounts)
Numerator for basic and diluted loss per share:
Net loss	$(30,869)	$(7,369)
Denominator:
Weighted average common shares outstanding for basic calculation	257,399,365	256,974,904
Add: Effect of equity awards	—	—
Weighted average common shares outstanding for diluted calculation	257,399,365	256,974,904
Basic loss per share	$(0.12)	$(0.03)
Diluted loss per share	$(0.12)	$(0.03)
Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding, which included 462,847 and 341,570 shares of participating securities in the three months ended March 31, 2024 and 2023, respectively. Diluted loss per share is calculated by dividing net loss by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted loss per share calculation for the three months ended March 31, 2023 excludes the dilutive effect of approximately 790 shares, primarily related to restricted stock units (“RSUs”), as their inclusion would have been anti-dilutive due to the Company’s net loss. No shares were excluded because no shares were anti-dilutive solely due to the Company’s net loss during the three months ended March 31, 2024.
Additionally, the weighted average common shares outstanding for the diluted loss per share calculation excludes consideration of 3,478,359 and 2,857,827 equivalent shares for the three months ended March 31, 2024 and 2023, respectively, as their effect would have been anti-dilutive.
(12) Stock-Based Compensation
The Human Resources and Compensation Committee of our Board of Directors granted 3,114,328 RSUs and 1,353,661 performance-based restricted stock units (“PSUs”) to our employees during the first quarter of 2024 under our Omnibus Equity Incentive Plan. Our electing non-employee directors received 66,188 deferred share units (“DSUs”) during the three months ended March 31, 2024 under our Omnibus Equity Incentive Plan.
We measure the fair value of grants of RSUs and DSUs based on the closing market price of a share of our common stock on the date of the grant. The weighted average fair value per share was $1.87 for RSUs granted to employees and $1.38 for DSUs granted to non-employee directors during the three months ended March 31, 2024.
We measure the fair value of grants of PSUs using a monte carlo valuation. The weighted average fair value of the PSUs granted in the first quarter of 2024 was $1.14 per share and will be expensed over a vesting period of three years. The final payout to holders of PSUs will be based upon the Company’s total shareholder return relative to a peer group’s performance measured at the end of each performance period. The final payout for PSUs granted in 2024 is subject to a 3.5x value cap.
In the three months ended March 31, 2024 and 2023, we recognized $1.0 million and $0.8 million, respectively, of stock-based compensation expense. The majority of the expense, $0.9 million and $0.7 million, respectively, was recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations, with the remaining expense recorded in cost of goods sold.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2024, the unrecognized compensation cost related to the unvested portion of all stock-based awards was approximately $14.7 million and is expected to be recognized over the remaining vesting period of the respective grants.
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
As of March 31, 2024 and December 31, 2023, $6.1 million and $4.6 million, respectively, of SFP obligations were included in accounts payable on the Condensed Consolidated Balance Sheets and upon settlement, are reflected as cash flow from operating activities in the Condensed Consolidated Statements of Cash Flows.

(14) Rationalization Expenses
In the first quarter of 2024, we announced a set of initiatives designed to reduce our cost structure and optimize our manufacturing footprint. As part of these initiatives, we indefinitely suspended production activities at our St. Marys, Pennsylvania facility, with the exception of graphite electrode and pin machining. In addition, we indefinitely idled certain assets within our remaining graphite electrode manufacturing footprint. As a result, our graphite electrode production capacity has been reduced to approximately 178 thousand metric tons (“MT”) in 2024. In parallel, we adopted measures for additional overhead reductions to reduce our selling and administrative expenses. Collectively, these initiatives resulted in a reduction of our global headcount by approximately 130 employees, or 10% of our workforce. Rationalization charges of $3.1 million related to severance and contract terminations will be paid in cash and we expect the substantial majority to be paid by the end of the second quarter of 2025. Rationalization-related charges of $2.7 million represent the non-cash write-off of inventory and fixed assets. Substantially all charges relative to this plan were recorded during the first quarter of 2024 and wind-down activities will be completed by the end of the second quarter of 2024.
The following table summarizes costs incurred related to these initiatives:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Recorded in Cost of Goods Sold
Inventory write-offs	$2,202	$—
Fixed asset write-offs	453	—
Total rationalization-related expenses	$2,655	$—

Recorded in Rationalization Expenses
Severance and related costs	$2,878	$—
Contract terminations	267	—
Total rationalization expenses	$3,145	$—

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a roll-forward of the liability incurred for employee termination benefits and contract termination costs incurred in connection with the rationalization initiatives described above.

	Balance Sheet Line Item
	Other Accrued Liabilities	Other Long-Term Obligations
	(Dollars in thousands)
Balance as of December 31, 2023	$—	$—
Charges incurred	2,543	602
Payments and settlements	(363)	—
Balance as of March 31, 2024	$2,180	$602

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are a leading manufacturer of high-quality graphite electrode products essential to the production of EAF steel and other ferrous and non‑ferrous metals. We believe that we have the most competitive portfolio of low cost ultra-high power graphite electrode manufacturing facilities in the industry, with some of the highest capacity facilities in the world. We are the only large scale graphite electrode producer that is substantially vertically integrated into petroleum needle coke, our key raw material for graphite electrode manufacturing.
The environmental and economic advantages of EAF steel production position both that industry and the graphite electrode industry for continued long-term growth.
We believe GrafTech's leadership position and vertical integration are sustainable competitive advantages. The services and solutions we provide will position our customers and us for a better future.
Operational and Commercial Update
Sales volume for the first quarter of 2024 was 24.1 thousand MT, consisting of 4.1 thousand MT of LTA volume and 20.0 thousand MT of non-LTA volume, and increased 43% compared to the first quarter of 2023. Sales volume for the first quarter of 2023 was significantly impacted by the temporary suspension of our operations in Monterrey, Mexico in late 2022.
For the first quarter of 2024, the weighted-average realized price for our non-LTA volume was approximately $4,400 per MT, a decrease of 27% compared to the first quarter of 2023, with the decline reflecting the persistent challenges in the commercial environment. For our LTA volume, the weighted-average realized price was approximately $8,700 per MT for the first quarter of 2024.
Production volume was 26.0 thousand MT in the first quarter of 2024, an increase of 65% compared to the first quarter of 2023. We continue to proactively align our production volume with our evolving demand outlook.
Management Changes
On March 26, 2024, the Company's Board of Directors (the "Board") appointed Timothy K. Flanagan to serve as Chief Executive Officer and President, effective as of that day. Mr. Flanagan had previously served as the Company's Interim Chief Executive Officer and President since November 15, 2023.
On March 26, 2024, the Board also increased the size of the Board from seven to eight members and appointed Mr. Flanagan as director to fill the resulting vacancy, effective as of that day.
Cost Rationalization and Footprint Optimization Plan Announced in February 2024
In the first quarter of 2024, we announced a set of initiatives designed to reduce our cost structure and optimize our manufacturing footprint. As part of these initiatives, we indefinitely suspended production activities at our St. Marys, Pennsylvania facility, with the exception of graphite electrode and pin machining. In addition, we indefinitely idled certain assets within our remaining graphite electrode manufacturing footprint. As a result, our graphite electrode production capacity has been reduced to approximately 178 thousand metric tons (“MT”) in 2024. In parallel, we adopted measures for additional overhead reductions to reduce our selling and administrative expenses. Collectively, these initiatives resulted in a reduction of our global headcount by approximately 130 employees, or 10% of our workforce. We continue to expect these initiatives will result in annualized cost savings of approximately $25.0 million, excluding the impact of one-time costs. Of the anticipated annualized cost savings, approximately $15.0 million are expected to be realized in cost of goods sold with the remainder in selling and administrative expenses.
Rationalization charges of $3.1 million related to severance and contract terminations will be paid in cash and we expect the substantial majority to be paid by the end of the second quarter of 2025. Rationalization-related charges of $2.7 million represent the non-cash write-off of inventory and fixed assets. Substantially all charges relative to this plan were recorded during the first quarter of 2024 and wind-down activities will be completed by the end of the second quarter of 2024.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Outlook
We expect demand for graphite electrodes in the near term will remain weak, reflecting persistent challenges in the commercial environment as steel industry production remains constrained by global economic uncertainty. Given these trends, challenging pricing dynamics have persisted in most regions. As a result, we remain selective in the commercial opportunities we choose to pursue. Sales volume in the second quarter of 2024 is expected to be broadly in line with sales volume for the first quarter of 2024 and we continue to expect a modest year-over-year improvement in sales volume for the full year.
We now expect the year-over-year decline in our full year 2024 cash cost of goods sold per MT to exceed our previous guidance of a low-teen percentage point decline compared to 2023. Reflecting the progress we are making on addressing our cost structure, we now anticipate a mid-teen percentage point decline compared to 2023. The significant improvement in our year-over-year costs reflects (1) the strategic actions we are taking to reduce our fixed manufacturing costs, (2) the benefit of additional actions we are taking to reduce our variable costs, including certain raw materials and energy and (3) the anticipated improvement in our sales and production volume levels. In addition, we continue to closely manage our working capital levels and capital expenditures. We continue to anticipate our full-year 2024 capital expenditures will be in the range of $35 million to $40 million.
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

The table of estimated shipments of graphite electrodes under existing LTAs is as follows, reflecting our current expectations for the full year 2024:

2024 Outlook
Estimated LTA volume(1)	13-16
Estimated LTA revenue(2)	$100-$135(3)
(1) In thousands of MT
(2) In millions
(3) Includes expected termination fees from a few customers that have failed to meet certain obligations under their LTAs

We recorded 4.1 thousand MT of LTA volume and $36.1 million of LTA revenue in the first quarter of 2024 and we expect to record nine thousand to twelve thousand MT of LTA volume and approximately $64.0 million to $99.0 million of LTA revenue for the remainder of 2024.
The remaining LTAs are defined as pre-determined fixed annual volume contracts. The actual revenue realized from these contracted volumes may vary in timing and total due to contract non-performance, force majeure notices, arbitrations and credit risk associated with certain customers facing financial challenges.
Capital Structure and Liquidity
As of March 31, 2024, we had liquidity of $275.2 million, consisting of cash and cash equivalents of $165.2 million and $110.0 million of availability under our 2018 Revolving Credit Facility. As of March 31, 2024, we had gross debt of $950.1 million. We believe we continue to have adequate liquidity in 2024 to navigate the persistent challenges in the commercial environment.
Key metrics used by management to measure performance
In addition to measures of financial performance presented in our Condensed Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States (“GAAP”), we use certain other financial measures and operating metrics to analyze the performance of our Company. Our “non-GAAP” financial measures consist of EBITDA, adjusted EBITDA, adjusted net loss and adjusted loss per share, which help us evaluate growth trends, establish budgets, assess operational efficiencies and evaluate our overall financial performance. Our key operating metrics consist of sales volume, production volume, production capacity and capacity utilization.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Key financial measures

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Net sales	$136,584	$138,802
Net loss	(30,869)	(7,369)
Loss per share(1)	(0.12)	(0.03)
EBITDA(2)	(7,085)	12,938
Adjusted net loss(2)	(25,161)	(5,549)
Adjusted loss per share(1)(2)	(0.10)	(0.02)
Adjusted EBITDA(2)	194	15,115
(1) Loss per share represents diluted loss per share. Adjusted loss per share represents adjusted diluted loss per share.
(2) Non-GAAP financial measure; see below for information and reconciliations of EBITDA, adjusted EBITDA and adjusted net loss to net loss and adjusted loss per share to loss per share, the most directly comparable financial measures calculated and presented in accordance with GAAP.
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

	Three Months Ended March 31,
(in thousands, except utilization)	2024	2023
Sales volume (MT)	24.1	16.9
Production volume (MT)(1)	26.0	15.8
Production capacity (MT)(2)(3)	45.0	51.0
Capacity utilization(4)	58%	31%
(1) Production volume reflects graphite electrodes we produced during the period.
(2) Production capacity reflects expected maximum production volume during the period depending on product mix and expected maintenance outage. Actual production may vary.
(3) Includes graphite electrode facilities in Calais, France; Monterrey, Mexico; and Pamplona, Spain. While maintaining the capability to produce up to 28,000 MT of graphite electrodes and pins on an annual basis at our St. Marys, Pennsylvania facility, most production activities at St. Marys are in the process of being suspended. The wind down of production activities is expected to be completed by the end of the second quarter of 2024, after which activities at St. Marys will be limited to machining graphite electrodes and pins sourced from the other plants.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(4) Capacity utilization reflects production volume as a percentage of production capacity.
Results of Operations
The Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
The table presented in our period-over-period comparisons summarizes our Condensed Consolidated Statements of Operations and illustrates key financial indicators used to assess the consolidated financial results. Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report (“MD&A”), insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	Three Months Ended March 31,		Increase/ Decrease	% Change
	2024	2023
	(Dollars in thousands)

Net sales	$136,584	$138,802	$(2,218)	(2)%
Cost of goods sold	135,204	112,645	22,559	20%
Lower of cost or market inventory valuation adjustment	2,692	—	2,692	NM
Gross (loss) profit	(1,312)	26,157	(27,469)	(105)%
Research and development	1,627	1,192	435	36%
Selling and administrative expenses	15,277	22,151	(6,874)	(31)%
Rationalization expenses	3,145	—	3,145	NM
Operating (loss) income	(21,361)	2,814	(24,175)	(859)%
Other (income) expense, net	(393)	653	(1,046)	(160)%
Interest expense	15,626	12,806	2,820	22%
Interest income	(1,524)	(372)	(1,152)	310%
Loss before benefit for income taxes	(35,070)	(10,273)	(24,797)	(241)%
Benefit for income taxes	(4,201)	(2,904)	(1,297)	45%
Net loss	$(30,869)	$(7,369)	$(23,500)	319%
NM = Not Meaningful.
Net sales decreased $2.2 million, or 2%, compared to the first quarter of 2023. The decline primarily reflected a decrease in the weighted-average realized price for volume derived from non-LTAs and a shift in the mix of our business from volume derived from LTAs to volume derived from non-LTAs. These factors were partially offset by a 43% increase in sales volume in the first quarter of 2024, compared to the same period in 2023.
Cost of goods sold increased $22.7 million, or 20%, compared to the first quarter of 2023. The increase was primarily due to increased sales volume and $2.7 million of rationalization-related charges incurred in the first quarter of 2024. The LCM inventory valuation adjustment recorded at year-end 2023 generated a $5.1 million favorable impact to cost of goods sold in the first quarter of 2024. In addition, due to reduced production levels, we recorded fixed manufacturing costs of $9.8 million (which includes $3.5 million of depreciation and amortization) and $12.5 million (which includes $2.9 million of depreciation and amortization) that would have otherwise been inventoried for the quarters ended March 31, 2024 and 2023, respectively. See Note 14, “Rationalization Expenses” in the Notes to the Condensed Consolidated Financial Statements for further discussion.
LCM inventory valuation adjustment represents a write-down of inventory recorded in the first quarter of 2024. The net realizable value of certain of our inventories fell below their carrying amounts as of March 31, 2024, and as a result, we recorded a LCM inventory valuation adjustment of $2.7 million in order to state our inventories at market.
Selling and administrative expenses decreased $6.9 million, or 31%, compared to the first quarter of 2023, primarily due to reduced selling and variable compensation-related expenses.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Rationalization expenses represent severance and contract termination costs related to the cost rationalization and footprint optimization plan announced in February 2024. See Note 14, “Rationalization Expenses” in the Notes to the Condensed Consolidated Financial Statements for further discussion.
Interest expense increased $2.8 million, or 22%, compared to the first quarter of 2023 primarily due to higher interest incurred on debt associated with our 2023 Senior Secured Notes that carry a fixed interest rate of 9.875%. See Note 6, “Interest Expense” in the Notes to the Condensed Consolidated Financial Statements for further discussion.
The following table summarizes the benefit for income taxes:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)

Benefit for income taxes	$(4,201)	$(2,904)
Pre-tax loss	(35,070)	(10,273)
Effective tax rate	12.0%	28.3%
The effective tax rate for the first quarter of 2024 and 2023 was different than the U.S. statutory tax rate of 21% primarily due to the mix of U.S. and foreign earnings, tax incentives and provisions of the Tax Cuts and Jobs Act.
 Effects of Changes in Currency Exchange Rates
When the currencies of non-U.S. countries in which we have a manufacturing facility decline (or increase) in value relative to the U.S. dollar, this has the effect of reducing (or increasing) the U.S. dollar equivalent cost of goods sold and other expenses with respect to those facilities. In certain countries in which we have manufacturing facilities, and in certain export markets, we sell in currencies other than the U.S. dollar. Accordingly, when these currencies increase (or decline) in value relative to the U.S. dollar, this has the effect of increasing (or reducing) net sales. The result of these effects is to increase (or decrease) operating and net loss.
Many of the non-U.S. countries in which we have a manufacturing facility have been subject to significant economic and political changes, which have significantly impacted currency exchange rates. We cannot predict changes in currency exchange rates in the future or whether those changes will have net positive or negative impacts on our net sales, cost of goods sold or net loss.
The impact of these changes in the average exchange rates of other currencies against the U.S. dollar on our net sales was a decrease of $0.2 million for the first quarter of 2024, compared to the same period of 2023. The impact of these changes on our cost of goods sold was a decrease of $2.1 million for the first quarter of 2024, compared to the same period of 2023.
We have in the past and may in the future use various financial instruments to manage certain exposures to risks caused by currency exchange rate changes, as described under Part I, Item 3., Quantitative and Qualitative Disclosures about Market Risk.
Liquidity and Capital Resources
Our sources of funds have consisted principally of cash flow from operations and debt, including our credit facilities (subject to continued compliance with the financial covenants and representations). Our uses of those funds (other than for operations) have consisted principally of capital expenditures, debt repayment, dividends, share repurchases and other general purposes. Disruptions in the U.S. and international financial markets could adversely affect our liquidity and the cost and availability of financing to us in the future.
We believe that we have adequate liquidity to meet our needs for at least the next twelve months. As of March 31, 2024, we had liquidity of $275.2 million, consisting of $110.0 million of availability under our 2018 Revolving Credit Facility, after giving effect to $5.5 million of letters of credit, and cash and cash equivalents of $165.2 million. As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenants thereunder (see below and Note 4, “Debt and Liquidity”), our operating performance as of March 31, 2024 resulted in a reduction of the availability under the facility. We do not anticipate the need to borrow against our 2018 Revolving Credit Facility in 2024. We had gross long-term debt of $950.0 million and gross short-term debt of $0.1 million as of each of March 31, 2024 and December 31, 2023. As of

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

December 31, 2023, we had liquidity of $289.3 million consisting of $112.4 million available under our 2018 Revolving Credit Facility and cash and cash equivalents of $176.9 million.
As of March 31, 2024 and December 31, 2023, $69.8 million and $75.3 million, respectively, of our cash and cash equivalents were located outside of the U.S. We repatriate funds from our foreign subsidiaries through dividends. All of our subsidiaries face the customary statutory limitation that distributed dividends cannot exceed the amount of retained and current earnings. Upon repatriation to the U.S., the foreign source portion of dividends we receive from our foreign subsidiaries are not subject to U.S. federal income tax because the amounts were either previously taxed or are exempted from tax by Section 245A of the Internal Revenue Service Code (the “Code”).
Cash flow. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of tax and interest payments and other factors.
Debt Structure
2018 Term Loan and 2018 Revolving Credit Facility
In February 2018, the Company entered into the 2018 Credit Agreement, which provided for (i) the $2,250 million 2018 Term Loan Facility after giving effect to the First Amendment that increased the aggregate principal amount of the 2018 Term Loan Facility from $1,500 million to $2,250 million and (ii) the $330 million 2018 Revolving Credit Facility after giving effect to the May 2022 amendment that increased the revolving commitments under the 2018 Credit Agreement by $80 million from $250 million. GrafTech Finance is the sole borrower under the 2018 Term Loan Facility while GrafTech Finance, Swissco and GrafTech Luxembourg II S.à r.l. (“Luxembourg Holdco” and, together with GrafTech Finance and Swissco, the “Co-Borrowers”) are co-borrowers under the 2018 Revolving Credit Facility. The 2018 Revolving Credit Facility matures on May 31, 2027. The net proceeds from the 2023 Senior Secured Notes were used to repay outstanding borrowings under our 2018 Term Loan Facility. As of March 31, 2024 and December 31, 2023, the availability under our 2018 Revolving Credit Facility was $110.0 million and $112.4 million, respectively. As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenants thereunder, our operating performance as of March 31, 2024 and December 31, 2023 resulted in a reduction of the availability under the facility. As of March 31, 2024 and December 31, 2023, there were no borrowings outstanding on the 2018 Revolving Credit Facility and there was $5.5 million and $3.1 million of letters of credit drawn against the 2018 Revolving Credit Facility as of each date, respectively.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The 2018 Revolving Credit Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to GrafTech and restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The 2018 Revolving Credit Facility contains a financial covenant that requires GrafTech to maintain a senior secured first lien net leverage ratio not greater than 4.00 to 1.00 when the aggregate principal amount of borrowings under the 2018 Revolving Credit Facility and outstanding letters of credit issued under the 2018 Revolving Credit Facility (except for undrawn letters of credit in an aggregate amount equal to or less than $35.0 million), taken together, exceed 35% of the total amount of commitments under the 2018 Revolving Credit Facility. The 2018 Revolving Credit Facility also contains customary events of default. We were in compliance with all of our debt covenants as of March 31, 2024 and December 31, 2023.
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
The Indenture contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, to incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, incur or suffer to exist liens securing indebtedness, make certain investments, engage in certain transactions with affiliates, consummate certain asset sales and effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets. The Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Finance, all outstanding 2020 Senior Secured Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding 2020 Senior Secured Notes may declare all of the 2020 Senior Secured Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of March 31, 2024 and December 31, 2023.
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
The 2023 Indenture contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, to incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, incur or suffer to exist liens securing indebtedness, make certain investments, engage in certain transactions with affiliates, consummate certain asset sales and effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets. The 2023 Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Global Enterprises Inc., all outstanding 2023 Senior Secured Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding 2023 Senior Secured Notes may declare all of the 2023 Senior Secured Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of March 31, 2024 and December 31, 2023.
Uses of Liquidity
In July 2019, our Board of Directors authorized a program to repurchase up to $100.0 million of our outstanding common stock. In November 2021, our Board of Directors authorized the repurchase of an additional $150.0 million of stock repurchases under this program. We may purchase shares from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18 plans. The amount and timing of repurchases are subject to a variety of factors including liquidity, stock price, applicable legal requirements, other business objectives and market conditions. In the first three months of 2024, we did not repurchase any shares of our common stock. As of March 31, 2024, we had $99.0 million remaining under our stock repurchase authorization.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
We manage our capital expenditures by taking into account quality, plant reliability, safety, environmental and regulatory requirements, prudent or essential maintenance requirements, global economic conditions, available capital resources, liquidity, long-term business strategy and return on invested capital for the relevant expenditures, cost of capital and return on invested capital of the Company as a whole and other factors.     Capital expenditures totaled $10.5 million in the three months ended March 31, 2024. We continue to expect full-year capital expenditures to be in the range of $35.0 million to $40.0 million for 2024.
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
    Cash Flow
The following table summarizes our cash flow activities:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(530)	$24,798
Investing activities	(10,508)	(25,179)
Financing activities	(98)	807
Net change in cash and cash equivalents	$(11,136)	$426
Net cash (used in) provided by operating activities represented a $0.5 million use of cash in the first quarter of 2024 compared to $24.8 million source of cash in the prior-year period. The decrease in operating cash flow was primarily due to the $23.5 million increased net loss in the first quarter of 2024 versus the first quarter of 2023. In addition, cash provided by working capital decreased $2.6 million. Cash flow provided by accounts receivable decreased $53.8 million in the first quarter of 2024, compared to the first quarter of 2023 primarily due to the timing of sales. Cash flow used for accounts payable and accruals increased $17.1 million in the first quarter of 2024 compared to the first quarter of 2023 primarily due to a reduced amount of purchases in the first quarter of 2024 versus the first quarter of 2023. Cash flow provided by inventories was $25.3 million in the first quarter of 2024, compared to a use of $16.9 million of cash in the first quarter of 2023 primarily driven by reduced costs and quantities on hand. Cash flow used for income taxes decreased $23.2 million in the first quarter of 2024 compared to the first quarter of 2023 driven by reduced federal tax payments made in the first quarter of 2024.
Net cash used in investing activities was $10.5 million in the three months ended March 31, 2024 compared to $25.2 million in the three months ended March 31, 2023. The decrease is primarily due to reduced capital expenditures.
Net cash (used in) provided by financing activities represented a $0.1 million use of cash for the first quarter of 2024 compared to a $0.8 million source of cash in the first quarter of 2023. Cash flow provided by financing activities in the first quarter of 2023 included $3.6 million cash received from the settlement of interest rate swaps partially offset by $2.6 million of cash used for the payment of dividends.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Description of Our Financing Structure
We discuss our financing structure in more detail in Note 4, “Debt and Liquidity” in the Notes to the Condensed Consolidated Financial Statements.
Non-GAAP financial measures
In addition to providing results that are determined in accordance with GAAP, we have provided certain financial measures that are not in accordance with GAAP. EBITDA, adjusted EBITDA, adjusted net loss, adjusted loss per share, free cash flow, adjusted free cash flow and cash cost of goods sold per MT are non-GAAP financial measures.
We define EBITDA, a non‑GAAP financial measure, as net loss plus interest expense, minus interest income, plus income taxes and depreciation and amortization. We define adjusted EBITDA, a non-GAAP financial measure, as EBITDA adjusted by any pension and other post-employment benefit ("OPEB") plan expenses or benefits, rationalization and rationalization-related expenses, non‑cash gains or losses from foreign currency remeasurement of non‑operating assets and liabilities in our foreign subsidiaries where the functional currency is the U.S. dollar, stock-based compensation expense, proxy contest costs, and Tax Receivable Agreement adjustments. Adjusted EBITDA is the primary metric used by our management and our Board of Directors to establish budgets and operational goals for managing our business and evaluating our performance.
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
•adjusted EBITDA does not reflect rationalization or rationalization-related expenses;
•adjusted EBITDA does not reflect the non‑cash gains or losses from foreign currency remeasurement of non‑operating assets and liabilities in our foreign subsidiaries where the functional currency is the U.S. dollar;
•adjusted EBITDA does not reflect stock-based compensation expense;
•adjusted EBITDA does not reflect proxy contest costs;
•adjusted EBITDA does not reflect Tax Receivable Agreement adjustments; and
•other companies, including companies in our industry, may calculate EBITDA and adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
We define adjusted net loss, a non‑GAAP financial measure, as net loss, excluding the items used to calculate adjusted EBITDA, less the tax effect of those adjustments. We define adjusted loss per share, a non‑GAAP financial measure, as adjusted net loss divided by the weighted average diluted common shares outstanding during the period. We believe adjusted net loss and adjusted loss per share are useful to present to investors because we believe that they assist investors’ understanding of the underlying operational profitability of the Company.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

We define free cash flow, a non-GAAP financial measure, as net cash provided by operating activities less capital expenditures. We define adjusted free cash flow, a non-GAAP financial measure, as free cash flow adjusted by payments made or received from the settlement of interest rate swap contracts. We use free cash flow and adjusted free cash flow as critical measures in the evaluation of liquidity in conjunction with related GAAP amounts. We also use these measures when considering available cash, including for decision-making purposes related to dividends and discretionary investments. Further, these measures help management, the audit committee, and investors evaluate the Company's ability to generate liquidity from operating activities.
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
In evaluating EBITDA, adjusted EBITDA, adjusted net loss, adjusted loss per share, free cash flow and adjusted free cash flow, you should be aware that in the future, we will incur expenses similar to the adjustments in the reconciliations presented below. Our presentations of EBITDA, adjusted EBITDA, adjusted net loss and adjusted loss per share, should not be construed as suggesting that our future results will be unaffected by these expenses or any unusual or non‑recurring items. When evaluating our performance, you should consider EBITDA, adjusted EBITDA, adjusted net loss, adjusted loss per share, free cash flow and adjusted free cash flow alongside other measures of financial performance and liquidity, including our net loss, loss per share and cash flow from operating activities, respectively, and other GAAP measures.
The following tables reconcile our non-GAAP financial measures to the most directly comparable GAAP measures:

Reconciliation of Net Loss to Adjusted Net Loss
	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands, except per share data)
Net loss	$(30,869)	$(7,369)

Diluted loss per common share:
Net loss per share	$(0.12)	$(0.03)
Weighted average shares outstanding	257,399,365	256,974,904

Adjustments, pre-tax:
Pension and OPEB plan expenses(1)	347	918
Rationalization expenses(2)	3,145	—
Rationalization-related expenses(3)	2,655	—
Non-cash (gains) losses on foreign currency remeasurement(4)	(162)	447
Stock-based compensation expense(5)	1,047	796
Proxy contest costs(6)	210	—
Tax Receivable Agreement adjustment(7)	37	16
Total non-GAAP adjustments pre-tax	7,279	2,177
Income tax impact on non-GAAP adjustments(8)	1,571	357
Adjusted net loss	$(25,161)	$(5,549)
(1)Net periodic benefit cost for our pension and OPEB plans.
(2)Severance and contract termination costs associated with the cost rationalization and footprint optimization plan announced in February 2024.
(3)Other non-cash costs, primarily inventory and fixed asset write-offs, associated with the cost rationalization and footprint optimization plan announced in February 2024.
(4)Non-cash (gains) losses from foreign currency remeasurement of non-operating assets and liabilities of our non-U.S. subsidiaries where the functional currency is the U.S. dollar.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(5)Non-cash expense for stock-based compensation grants.
(6)Expenses associated with our proxy contest.
(7)Expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that are expected to be utilized.
(8)The tax impact on the non-GAAP adjustments is affected by their tax deductibility and the applicable jurisdictional tax rates.

Reconciliation of Loss per share to Adjusted Loss per Share
	Three Months Ended March 31,
	2024	2023
Loss per share	$(0.12)	$(0.03)
Adjustments per share:
Pension and OPEB plan expenses(1)	—	0.01
Rationalization expenses(2)	0.01	—
Rationalization-related expenses(3)	0.01	—
Non-cash (gains) losses on foreign currency remeasurement(4)	—	—
Stock-based compensation expense(5)	0.01	—
Proxy contest expenses(6)	—	—
Tax Receivable Agreement adjustment(7)	—	—
Total non-GAAP adjustments pre-tax per share	0.03	0.01
Income tax impact on non-GAAP adjustments per share(8)	0.01	—
Adjusted loss per share	$(0.10)	$(0.02)
(1)Net periodic benefit cost for our pension and OPEB plans.
(2)Severance and contract termination costs associated with the cost rationalization and footprint optimization plan announced in February 2024.
(3)Other non-cash costs, primarily inventory and fixed asset write-offs, associated with the cost rationalization and footprint optimization plan announced in February 2024.
(4)Non-cash (gains) losses from foreign currency remeasurement of non-operating assets and liabilities of our non-U.S. subsidiaries where the functional currency is the U.S. dollar.
(5)Non-cash expense for stock-based compensation grants.
(6)Expenses associated with our proxy contest.
(7)Expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that are expected to be utilized.
(8)The tax impact on the non-GAAP adjustments is affected by their tax deductibility and the applicable jurisdictional tax rates.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of Net Loss to Adjusted EBITDA	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Net loss	$(30,869)	$(7,369)
Add:
Depreciation and amortization	13,883	10,777
Interest expense	15,626	12,806
Interest income	(1,524)	(372)
Income taxes	(4,201)	(2,904)
EBITDA	(7,085)	12,938
Adjustments:
Pension and OPEB plan expenses(1)	347	918
Rationalization expenses(2)	3,145	—
Rationalization-related expenses(3)	2,655	—
Non-cash (gains) losses on foreign currency remeasurement(4)	(162)	447
Stock-based compensation expense(5)	1,047	796
Proxy contest expenses(6)	210	—
Tax Receivable Agreement adjustment(7)	37	16
Adjusted EBITDA	$194	$15,115
(1)Net periodic benefit cost for our pension and OPEB plans.
(2)Severance and contract termination costs associated with the cost rationalization and footprint optimization plan announced in February 2024.
(3)Other non-cash costs, primarily inventory and fixed asset write-offs, associated with the cost rationalization and footprint optimization plan announced in February 2024.
(4)Non-cash (gains) losses from foreign currency remeasurement of non-operating assets and liabilities of our non-U.S. subsidiaries where the functional currency is the U.S. dollar.
(5)Non-cash expense for stock-based compensation grants.
(6)Expenses associated with our proxy contest.
(7)Expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that are expected to be utilized.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of Net Cash (Used in) Provided by Operating Activities to Free Cash Flow and Adjusted Free Cash Flow
	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Net cash (used in) provided by operating activities	$(530)	$24,798
Capital expenditures	(10,511)	(25,271)
Free cash flow	(11,041)	(473)

Interest rate swap settlements(1)	—	3,630
Adjusted free cash flow	$(11,041)	$3,157
(1) Receipt of cash related to the monthly settlement of our outstanding interest rate swap contracts that were terminated in the second quarter of 2023.

Reconciliation of Cost of Goods Sold to Cash Cost of Goods Sold per MT

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands, except per MT amounts)
Cost of goods sold	$135,204	$112,645
Less:
Depreciation and amortization(1)	12,207	9,065
Cost of goods sold - by-products and other(2)	9,600	8,332
Rationalization-related expenses(3)	2,655	—
Cash cost of goods sold	110,742	95,248
Sales volume (in thousands of MT)	24.1	16.9
Cash cost of goods sold per MT	$4,595	$5,636
(1) Reflects the portion of depreciation and amortization that is recognized in cost of goods sold.
(2) Primarily reflects cost of goods sold associated with the portion of our sales that consists of deliveries of by-products of the manufacturing processes.
(3) Other non-cash costs, primarily inventory and fixed asset write-offs, associated with the cost rationalization and footprint optimization plan announced in February 2024.

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
The outstanding foreign currency derivatives represented a $0.1 million unrealized pre-tax net gain as of both March 31, 2024 and December 31, 2023.
Sensitivity analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the underlying exposures as well as on the fair values of our derivatives. The sensitivity analysis for the derivatives represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction.
As of March 31, 2024, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease of $0.5 million or a corresponding increase of $0.5 million, respectively, in the fair value of the foreign currency hedge portfolio.
For further information related to the financial instruments described above, see Note 9, “Fair Value Measurements and Derivative Instruments” in the Notes to the Condensed Consolidated Financial Statements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a reporting company in the reports that it files or submits under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by it in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that these controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Arbitration
Since 2020, we have been involved in a number of arbitrations before the International Chamber of Commerce with a few customers who failed to perform under their LTAs or sought relief in respect of the LTAs. In particular, Aperam South America LTDA, Aperam Sourcing S.C.A., ArcelorMittal Sourcing S.C.A., and ArcelorMittal Brasil S.A. (collectively, the “Claimants”) initiated a single arbitration proceeding against two of the Company’s subsidiaries in the International Chamber of Commerce in June 2020. The Claimants argued, among other things, that they should not be required to comply with the terms of the LTAs that they signed due to an alleged drop in market prices for graphite electrodes in January 2020. Alternatively, the Claimants argued that they should not be required to comply with the LTAs that they signed due to alleged market circumstances at the time of execution. In June 2021, the Claimants filed their statement of claim, seeking approximately $61.0 million plus interest in monetary relief and/or reimbursement in respect of several fixed price LTAs that were executed between such subsidiaries and the Claimants in 2017 and 2018. On December 16, 2022, the Claimants revised their calculation of alleged damages to approximately $178.9 million including interest, with damages covering the period from the first quarter of 2020 through the end of the third quarter of 2022 and interest covering the period from June 2020 through December 16, 2022. In March 2023, an International Chamber of Commerce hearing was held before the party-appointed sole arbitrator with the Claimants, the Company, and witnesses in attendance. On March 31, 2023, the Claimants further revised their calculation of alleged damages to approximately $171.7 million, including interest, for the period covering the first quarter of 2020 through 2022. In June of 2023, the Claimants again revised their calculation of alleged damages to approximately $188.2 million, including interest, for the period covering the first quarter of 2020 through the first quarter of 2023. On April 16, 2024, we were formally notified that on March 14, 2024 the sole arbitrator appointed by the International Chamber of Commerce issued the final award in the arbitration in which he entirely dismissed all of the Claimants’ claims against the two Company subsidiaries, and ordered Claimants to pay an aggregate of approximately $9.2 million to the Company in legal fees and other related expenses, and ordered the Company to pay approximately $60,000 to the Claimants in legal fees and expenses.
Monterrey, Mexico Suspension of Operations
Background
On September 15, 2022, inspectors from the State Attorney’s Office for the Secretary of Environment of the State of Nuevo León, Mexico visited GrafTech México’s graphite electrode manufacturing facility located in Monterrey, Mexico to inspect GrafTech Mexico’s facility and certain of the facility’s environmental and operating permits. At the conclusion of the inspection, the inspectors issued a Record of Inspection providing for the results of the inspection, their observations, and the imposition of a temporary suspension of GrafTech Mexico’s facilities within seven days. In parallel, the Director of Comprehensive Atmospheric Management of the Undersecretary of Climate Change and Air Quality of the Ministry of the Environment of the State of Nuevo León formally denied GrafTech Mexico’s previously requested modification to its operating license stating that such license was no longer valid. On September 22, 2022, GrafTech Mexico submitted observations and responses to the Record of Inspection, requested an extension of the shutdown of the facility until October 7, 2022, and requested a clarification of the scope of the shutdown. On September 23, 2022, inspectors from the State Attorney’s Office for the Secretary of Environment visited GrafTech Mexico’s manufacturing facility to verify the information presented in GrafTech Mexico’s observations and responses submitted on September 22, 2022. On October 4, 2022, the State Attorney’s Office for the Secretary of Environment granted an extension of the shutdown of the facility until October 7, 2022 and clarified the suspension permitting GrafTech Mexico to perform several activities, including extracting or withdrawing finished or unfinished product. On November 17, 2022, the State Attorney’s Office for the Secretary of Environment lifted the suspension notice, subject to the completion of certain agreed-upon activities, including the submission of an environmental impact study with respect to the facility’s operations, allowing the Monterrey facility to resume operations. Notwithstanding that the suspension notice has been conditionally lifted and that the Monterrey facility has resumed operations, GrafTech Mexico believes it is prudent to continue to pursue the related legal proceeding set forth below.

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
Brazil Clause IV

Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees’ appeal in favor of GrafTech Brazil. The employees filed a further appeal and on September 12, 2022, we filed our response in opposition. We intend to vigorously defend our position. As of March 31, 2024, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Mexico VAT
In July 2019, the MTA opened an audit of the VAT filings of GrafTech Commercial Mexico for the period of January 1 to April 30, 2019. In September 2021, the MTA issued a tax assessment, claiming improper use of a certain VAT exemption rule for purchases from a foreign affiliate. As of March 31, 2024, the tax assessment for the four month period under audit amounted to approximately $30.4 million, including penalties, inflation and interest. Interest will continue to accrue up to five years from the date the corresponding VAT returns were filed and inflation will continue to accrue with the passage of time. GrafTech Commercial Mexico filed an administrative appeal against the tax assessment with the MTA’s appeals office. In November 2022, the MTA’s appeals office concluded its review and confirmed the tax assessment. GrafTech Commercial Mexico believes that the purchases from a foreign affiliate are exempt from VAT back-up withholding and in December 2022, GrafTech Commercial Mexico filed a Claim for Nullity with the Chamber Specialized in exclusive resolution of substance of the Federal Court of Administrative Justice. On February 17, 2023, the MTA filed the response to the nullity petition. On May 31, 2023, the court held a hearing to determine the scope of the issues to be decided in the proceedings. At the court’s request, GrafTech Commercial Mexico submitted formal pleadings on August 1, 2023. On January 8, 2024, the court ruled in GrafTech Commercial Mexico’s favor and annulled the tax assessment. On January 31, 2024, the MTA filed an appeal for review. On March 15, 2024, GrafTech Commercial Mexico filed the Tax Adhesive Appeal for Review before the Collegiate Court in Administrative Matters who has authority to hear the MTA’s appeal. The MTA’s appeal and the Adhesive appeal are still pending to be resolved.

In March 2022, the MTA opened another audit of the VAT filings of GrafTech Commercial Mexico for the period January 1 to December 31, 2018. In the proposed assessment received in January 2023, the MTA is alleging the same improper use of certain VAT exemption rules on purchases from a foreign affiliate and has provided notice of its intent to assess approximately $51.0 million, including penalties, inflation and interest. In Mexico, each tax assessment requires a separate claim. In the first quarter of 2023, GrafTech Commercial Mexico requested a conclusive agreement with the Mexican ombudsman (“PRODECON”) to reach a settlement with the MTA. The MTA responded to GrafTech Commercial Mexico’s request on May 30, 2023. On August 2, 2023, GrafTech Commercial Mexico filed a motion exhibiting additional information and reaffirming its position. On September 22, 2023, the MTA responded to GrafTech Commercial Mexico’s motion. On October 2, 2023, GrafTech Commercial Mexico filed a motion requesting a formal meeting with the MTA and PRODECON, which occurred on November 14, 2023. During the meeting, the parties agreed that GrafTech Commercial Mexico will provide

Table of PART II. OTHER INFORMATION (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
additional documentation and information to be evaluated by the MTA, and, on November 29, 2023, GrafTech Commercial Mexico filed the information requested. On January 24, 2024, the MTA filed its response. On that same day, GrafTech Commerical Mexico submitted before PRODECON the favorable ruling it obtained on January 8, 2024 in connection with the 2019 proceeding for the MTA’s consideration. On February 1, 2024, the MTA confirmed its position, holding that GrafTech Commercial Mexico was required to withhold the VAT. On March 20, 2024, a meeting was held at PRODECON where the parties confirmed their final positions. GrafTech Commercial Mexico plans to challenge the assessment. The $51.0 million includes interest and inflation. Interest will continue to accrue up to five years from the date the corresponding VAT returns were filed and inflation will continue to accrue with the passage of time.
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
Stockholder Class Action
On January 25, 2024, a stockholder of the Company filed a class action complaint on behalf of a putative class consisting of purchasers of GrafTech common stock between February 8, 2019 and August 3, 2023 in the United States District Court for the Northern District of Ohio. The complaint names the Company, certain past and present executive officers, and two entities associated with Brookfield as defendants. The complaint alleges that certain public filings and statements made by the Company contained material misrepresentations or omissions relating to the circumstances before and after the prior temporary suspension of the Company’s graphite electrode facility located in Monterrey, Mexico, in September 2022. The complaint seeks unspecified compensatory damages, costs and expenses, and unspecified equitable or injunctive relief. At this stage of the proceedings, it is too early to determine if the matter would reasonably be expected to have a material adverse effect on our financial condition.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in Part 1, Item 1A., “Risk Factors,” in our Annual Report on Form 10-K filed on February 14, 2024. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

Item 5. Other Information

None of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended March 31, 2024.

Table of PART II. OTHER INFORMATION (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1
Amended and Restated Certificate of Incorporation of GrafTech International Ltd. (incorporated by reference to Exhibit 3.1 to GrafTech International Ltd.’s Quarterly Report on Form 10-Q filed May 1, 2019).

3.2	Amended and Restated By-Laws of GrafTech International Ltd. (incorporated by reference to Exhibit 3.1 to GrafTech International Ltd.’s Current Report on Form 8-K filed November 14, 2023).

10.1*	Form of Performance Stock Unit Agreement under the GrafTech International Ltd. Omnibus Equity Incentive Plan (2024 Version).

10.2*	Form of Performance Stock Unit Agreement under the GrafTech International Ltd. Omnibus Equity Incentive Plan (2024 Non-US Version).

31.1*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Timothy K. Flanagan, Chief Executive Officer and President (Principal Executive Officer).

31.2*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Catherine Hedoux-Delgado, Interim Chief Financial Officer and Treasurer (Principal Financial Officer).

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy K. Flanagan, Chief Executive Officer and President (Principal Executive Officer).

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Catherine Hedoux-Delgado, Interim Chief Financial Officer and Treasurer (Principal Financial Officer).

101	The following financial information from GrafTech International Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).

____________________________
*    Filed herewith
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	April 26, 2024	By:	/s/ Catherine Hedoux-Delgado
Catherine Hedoux-Delgado
Interim Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)