Form 10-Q
period 2024-06-30
GRAFTECH INTERNATIONAL LTD
filed 2024-07-26
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 19, 2024, 257,167,127 shares of common stock were outstanding.

Presentation of Financial, Market and Industry Data
We present our financial information on a consolidated basis. Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.
Certain market and industry data included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (the “Report”) has been obtained or derived from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications, government publications and third-party forecasts in conjunction with our assumptions about our markets. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources consented to the disclosure or use of data in this Report. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Cautionary Note Regarding Forward-Looking Statements” in this Report and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 ("Annual Report on Form 10-K") filed on February 14, 2024.
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
•the cyclical nature of our business and the selling prices of our products, which may continue to decline in the future, and may lead to prolonged periods of reduced profitability and net losses or adversely impact liquidity;
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
•the cost of electric power and natural gas, particularly in Europe;
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
•risks and uncertainties associated with our ability to access the capital and credit markets could adversely affect our results of operations, cash flows and financial condition;

•the possibility that disruptions in the capital and credit markets could adversely affect our customers and suppliers;
•the possibility that restrictive covenants in our financing agreements could restrict or limit our operations;
•changes in, or more stringent enforcement of, health, safety and environmental regulations applicable to our manufacturing operations and facilities;
•the possibility that the cash dividends on our common stock, which are currently suspended, will remain suspended and we may not pay cash dividends on our common stock in the future; and
•our ability to continue to meet NYSE continued listing standards.
These factors should not be construed as exhaustive and should be read in conjunction with the Risk Factors and other cautionary statements that are included in our most recent Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (“SEC”). The forward-looking statements made in this Report relate only to events as of the date on which the statements are made. Except as required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$120,726	$176,878
Accounts and notes receivable, net of allowance for doubtful accounts of $7,942 as of June 30, 2024 and $7,708 as of December 31, 2023	95,043	101,387
Inventories	304,786	330,146
Prepaid expenses and other current assets	62,448	66,382
Total current assets	583,003	674,793
Property, plant and equipment	913,710	920,444
Less: accumulated depreciation	418,157	398,330
Net property, plant and equipment	495,553	522,114
Deferred income taxes	30,793	31,542
Other assets	53,648	60,440
Total assets	$1,162,997	$1,288,889
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,011	$83,268
Long-term debt, current maturities	132	134
Accrued income and other taxes	9,791	10,022
Other accrued liabilities	65,245	91,702
Tax Receivable Agreement	1,949	5,417
Total current liabilities	138,128	190,543
Long-term debt	928,046	925,511
Other long-term obligations	52,723	55,645
Deferred income taxes	24,073	33,206
Tax Receivable Agreement long-term	3,788	5,737
Commitments and contingencies - Note 7
Stockholders’ equity:
Preferred stock, par value $0.01, 300,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01, 3,000,000,000 shares authorized, 257,167,127 and 256,831,870 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2,572	2,568
Additional paid-in capital	751,958	749,527
Accumulated other comprehensive loss	(30,371)	(11,458)
Accumulated deficit	(707,920)	(662,390)
Total stockholders’ equity	16,239	78,247

Total liabilities and stockholders’ equity	$1,162,997	$1,288,889

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$137,327	$185,561	$273,911	$324,363
Cost of goods sold	131,970	157,216	267,174	269,861
Lower of cost or market inventory valuation adjustment	1,381	—	4,073	—
Gross profit	3,976	28,345	2,664	54,502
Research and development	1,447	1,196	3,074	2,388
Selling and administrative expenses	5,098	18,551	20,375	40,702
Rationalization expenses	110	—	3,255	—
Operating (loss) income	(2,679)	8,598	(24,040)	11,412

Other (income) expense, net	(1,091)	455	(1,484)	1,108
Interest expense	15,609	13,907	31,235	26,713
Interest income	(1,853)	(242)	(3,377)	(614)
Loss before (benefit) provision for income taxes	(15,344)	(5,522)	(50,414)	(15,795)
(Benefit) provision for income taxes	(592)	2,329	(4,793)	(575)
Net loss	$(14,752)	$(7,851)	$(45,621)	$(15,220)

Basic loss per common share:
Net loss per share	$(0.06)	$(0.03)	$(0.18)	$(0.06)
Weighted average common shares outstanding	257,772,069	257,003,691	257,587,613	256,935,763
Diluted loss per common share:
Net loss per share	$(0.06)	$(0.03)	$(0.18)	$(0.06)
Weighted average common shares outstanding	257,772,069	257,003,691	257,587,613	256,935,763

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Net loss	$(14,752)	$(7,851)	$(45,621)	$(15,220)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of $0, $0, $45 and $0, respectively	(6,240)	2,949	(12,712)	7,572
Commodities, interest rate and foreign currency derivatives, net of tax benefit of $573, $952, $1,725 and $1,905, respectively	(1,948)	(3,596)	(6,201)	(6,173)
Other comprehensive (loss) income, net of tax	(8,188)	(647)	(18,913)	1,399
Comprehensive loss	$(22,940)	$(8,498)	$(64,534)	$(13,821)

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities:
Net loss	$(45,621)	$(15,220)
Adjustments to reconcile net loss to cash (used in) provided by operations:
Depreciation and amortization	28,202	26,099
Deferred income tax benefit	(6,118)	(6,424)
Non-cash stock-based compensation expense	2,608	2,181
Non-cash interest expense	(2,970)	11,684
Lower of cost or market inventory valuation adjustment	4,073	—
Other adjustments	2,239	(6,416)
Net change in working capital*	(13,345)	6,400
Change in Tax Receivable Agreement	(5,417)	(4,631)
Change in long-term assets and liabilities	(1,036)	2,101
Net cash (used in) provided by operating activities	(37,385)	15,774
Cash flow from investing activities:
Capital expenditures	(17,490)	(39,789)
Proceeds from the sale of fixed assets	80	214
Net cash used in investing activities	(17,410)	(39,575)
Cash flow from financing activities:
Interest rate swap settlements	—	27,453
Debt issuance and modification costs	—	(6,324)
Proceeds from the issuance of long-term debt, net of original issuance discount	—	438,552
Principal payments on long-term debt	—	(433,708)
Payments for taxes related to net share settlement of equity awards	(82)	(129)
Dividends paid	—	(5,134)
Principal payments under finance lease obligations	(35)	(10)
Net cash (used in) provided by financing activities	(117)	20,700
Net change in cash and cash equivalents	(54,912)	(3,101)
Effect of exchange rate changes on cash and cash equivalents	(1,240)	620
Cash and cash equivalents at beginning of period	176,878	134,641
Cash and cash equivalents at end of period	$120,726	$132,160

* Net change in working capital due to changes in the following components:
Accounts and notes receivable, net	$4,442	$34,720
Inventories	20,786	18,732
Prepaid expenses and other current assets	717	4,133
Income taxes payable	(2,864)	(22,396)
Accounts payable and accruals	(36,412)	(29,141)
Interest payable	(14)	352
Net change in working capital	$(13,345)	$6,400

Net cash paid during the periods for:
Interest	$34,219	$1,176
Income taxes	$3,132	$30,534
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(10,133)	$(15,129)

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Dollars in thousands, except per share data) (Unaudited)
	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2023	256,831,870	$2,568	$749,527	$(11,458)	$(662,390)	$78,247
Net loss	—	—	—	—	(30,869)	(30,869)
Other comprehensive loss:
Commodity, interest rate and foreign currency derivatives income, net of tax of $17	—	—	—	(121)	—	(121)
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $1,135	—	—	—	(4,132)	—	(4,132)
Foreign currency translation adjustments, net of tax of $45	—	—	—	(6,472)	—	(6,472)
Total other comprehensive loss	—	—	—	(10,725)	—	(10,725)
Stock-based compensation	390,490	4	1,043	—	—	1,047
Payments for taxes related to net share settlement of equity awards	(61,185)	—	(173)	—	91	(82)
Balance as of March 31, 2024	257,161,175	$2,572	$750,397	$(22,183)	$(693,168)	$37,618
Net loss	—	—	—	—	(14,752)	(14,752)
Other comprehensive loss:
Interest rate and foreign currency derivatives loss, net of tax of $21	—	—	—	(151)	—	(151)
Interest rate and foreign currency derivatives reclassification adjustments, net of tax of $552	—	—	—	(1,797)	—	(1,797)
Foreign currency translation adjustments, net of tax of $0	—	—	—	(6,240)	—	(6,240)
Total other comprehensive loss	—	—	—	(8,188)	—	(8,188)
Stock-based compensation	5,952	—	1,561	—	—	1,561
Balance as of June 30, 2024	257,167,127	$2,572	$751,958	$(30,371)	$(707,920)	$16,239

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Dollars in thousands, except per share data) (Unaudited)
	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2022	256,597,342	$2,566	$745,164	$(8,070)	$(401,945)	$337,715
Net loss	—	—	—	—	(7,369)	(7,369)
Other comprehensive (loss) income:
Commodity, interest rate and foreign currency derivatives income, net of tax of $67	—	—	—	(241)	—	(241)
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $886	—	—	—	(2,336)	—	(2,336)
Foreign currency translation adjustments, net of tax of $0	—	—	—	4,623	—	4,623
Total other comprehensive income	—	—	—	2,046	—	2,046
Stock-based compensation	104,533	1	795	—	—	796
Payments for taxes related to net share settlement of equity awards	(23,577)	—	(68)	—	(61)	(129)
Dividends paid ($0.01 per share)	—	—	—	—	(2,566)	(2,566)
Balance as of March 31, 2023	256,678,298	$2,567	$745,891	$(6,024)	$(411,941)	$330,493
Net loss	—	—	—	—	(7,851)	(7,851)
Other comprehensive income (loss):
Commodity, interest rate and foreign currency derivatives income, net of tax of $(146)	—	—	—	2,513	—	2,513
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $1,098	—	—	—	(6,109)	—	(6,109)
Foreign currency translation adjustments, net of tax of $0	—	—	—	2,949	—	2,949
Total other comprehensive loss	—	—	—	(647)	—	(647)
Stock-based compensation	117,170	1	1,384	—	—	1,385
Payments for taxes related to net share settlement of equity awards	(48)	—	—	—	—	—
Dividends paid ($0.01 per share)	—	—	—	—	(2,568)	(2,568)
Balance as of June 30, 2023	256,795,420	$2,568	$747,275	$(6,671)	$(422,360)	$320,812

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
The following table provides information about disaggregated revenue by type of product and contract, including our take or pay contracts with initial terms of three to five years (“LTA”) and short-term agreements and spot sales (“non-LTA”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Graphite Electrodes - LTAs	$26,595	$76,369	$62,689	$146,235
Graphite Electrodes - Non-LTAs	98,212	101,137	186,105	158,097
By-products and other	12,520	8,055	25,117	20,031
Total Revenues	$137,327	$185,561	$273,911	$324,363
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
We did not have any contract asset balances as of June 30, 2024 or December 31, 2023.
Current deferred revenue is included in “Other accrued liabilities” on the Condensed Consolidated Balance Sheets. The following table provides our contract liability balances as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Current deferred revenue	$18,109	$31,583
The amount of revenue recognized in the first six months of 2024 that was included in the December 31, 2023 current deferred revenue balance was $19.1 million. The decrease in the current deferred revenue balance since December 31, 2023 is due to revenue recognized in the current year, partially offset by customer prepayments.
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

2024
(Dollars in millions)
Estimated LTA revenue	$110-$120(1)
(1) Estimated LTA revenue includes payments from customers that failed to meet certain obligations under their LTAs.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We recorded $62.7 million of LTA revenue in the six months ended June 30, 2024, and we expect to record approximately $47.3 million to $57.3 million of LTA revenue for the remainder of 2024.
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
(3)Intangible Assets
The following table summarizes intangible assets with determinable useful lives by major category, which are included in “Other assets” on our Condensed Consolidated Balance Sheets:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Trade names	$22,500	$(17,815)	$4,685	$22,500	$(17,379)	$5,121
Technology and know-how	55,300	(47,275)	8,025	55,300	(45,746)	9,554
Customer-related intangibles	64,500	(38,937)	25,563	64,500	(36,802)	27,698
Total finite-lived intangible assets	$142,300	$(104,027)	$38,273	$142,300	$(99,927)	$42,373
Amortization expense for intangible assets was $2.1 million and $2.5 million in the three months ended June 30, 2024 and 2023, respectively, and $4.1 million and $4.9 million in the six months ended June 30, 2024 and 2023, respectively. Amortization expense is expected to be approximately $3.9 million for the remainder of 2024, $7.3 million in 2025, $6.7 million in 2026, $6.1 million in 2027, $5.5 million in 2028 and $4.9 million in 2029.
(4)Debt and Liquidity
The following table presents our long-term debt:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
2020 Senior Secured Notes	500,000	500,000
2023 Senior Secured Notes	450,000	450,000
Other debt	135	139
Unamortized debt discount and issuance costs	(21,957)	(24,494)
Total debt	928,178	925,645
Less: Long-term debt, current portion	(132)	(134)
Long-term debt	$928,046	$925,511

The fair value of our debt was approximately $646.1 million and $676.6 million as of June 30, 2024 and December 31, 2023, respectively. The fair values were determined using Level 2 quoted market prices for the same or similar debt instruments.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2018 Term Loan and 2018 Revolving Credit Facility
In February 2018, the Company entered into a credit agreement (as amended, the “2018 Credit Agreement”), which provided for (i) a $2,250 million senior secured term facility (the “2018 Term Loan Facility”) after giving effect to the June 2018 amendment (the “First Amendment”) that increased the aggregate principal amount of the 2018 Term Loan Facility from $1,500 million to $2,250 million and (ii) a $330 million senior secured revolving credit facility after giving effect to the May 2022 amendment that increased the revolving commitments under the 2018 Credit Agreement by $80 million from $250 million (the “2018 Revolving Credit Facility”). GrafTech Finance Inc. (“GrafTech Finance”) was the sole borrower under the 2018 Term Loan Facility while GrafTech Finance, GrafTech Switzerland SA (“Swissco”) and GrafTech Luxembourg II S.à r.l. (“Luxembourg Holdco” and, together with GrafTech Finance and Swissco, the “Co-Borrowers”) are co-borrowers under the 2018 Revolving Credit Facility. The 2018 Revolving Credit Facility matures on May 31, 2027. The net proceeds from the 2023 Senior Secured Notes (as defined below) were used to repay outstanding borrowings under our 2018 Term Loan Facility. As of June 30, 2024 and December 31, 2023, the availability under our 2018 Revolving Credit Facility was $111.1 million and $112.4 million, respectively. As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenant thereunder, our operating performance as of June 30, 2024 and December 31, 2023 resulted in a reduction of the availability under the facility. As of June 30, 2024 and December 31, 2023, there were no borrowings outstanding on the 2018 Revolving Credit Facility and there was $4.4 million and $3.1 million of letters of credit drawn against the 2018 Revolving Credit Facility as of each date, respectively.
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
The 2018 Revolving Credit Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to GrafTech and restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The 2018 Revolving Credit Facility contains a financial covenant that requires GrafTech to maintain a senior secured first lien net leverage ratio not greater than 4.00 to 1.00 when the aggregate principal amount of borrowings under the 2018 Revolving Credit Facility and outstanding letters of credit issued under the 2018 Revolving Credit Facility (except for undrawn letters of credit in an aggregate amount equal to or less than $35.0 million), taken together, exceed 35% of the total amount of commitments under the 2018 Revolving Credit Facility. The 2018 Revolving Credit Facility also contains customary events of default. We were in compliance with all of our debt covenants as of June 30, 2024 and December 31, 2023.

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
The Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Finance, all outstanding 2020 Senior Secured Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding 2020 Senior Secured Notes may declare all of the 2020 Senior Secured Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of June 30, 2024 and December 31, 2023.
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
The 2023 Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Global Enterprises Inc., all outstanding 2023 Senior Secured Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding 2023 Senior Secured Notes may declare all of the 2023 Senior Secured Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of June 30, 2024 and December 31, 2023.
(5)Inventories
Inventories are comprised of the following:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$98,079	$109,084
Work in process	165,488	186,473
Finished goods	41,219	34,589
Total	$304,786	$330,146
In the first six months of 2024 and for the full year of 2023, we recorded lower of cost or market (“LCM”) inventory valuation adjustments of $4.1 million and $12.4 million, respectively, in order to state our inventories at market. As of June 30, 2024 and December 31, 2023, the carrying value of our inventory reflected total write-downs of $5.1 million and $12.4 million, respectively, due to the impact of the LCM adjustments.
(6)Interest Expense
The following table presents the components of interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Interest incurred on debt	$17,110	$11,325	$34,205	$21,947
Accretion of original issue discount	521	1,308	1,041	1,476
Amortization of debt issuance costs	749	2,488	1,497	3,143
Amortization of interest rate swap deferred gains	(2,771)	(45)	(5,508)	(45)
Realized gain on termination of de-designated interest rate swap	—	(6,918)	—	(6,918)
Unrealized loss on de-designated interest rate swap	—	5,749	—	7,110
Total interest expense	$15,609	$13,907	$31,235	$26,713

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
In connection with the repayment of the 2018 Term Loan Facility in June 2023, we terminated the outstanding interest rate swap contracts that were in place to fix the cash flows associated with the risk in variability in the one-month USD London Interbank Offered Rate (“USD LIBOR”) for the 2018 Term Loan Facility. As a result of the swaps termination, we recorded realized gains of $6.9 million in interest expense relative to our de-designated swap and we deferred realized gains of $13.5 million into accumulated other comprehensive loss (“AOCL”) in connection with our designated swap. The gains

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

deferred into AOCL for the designated swap are being amortized into interest expense until August 2024, consistent with the term of the discontinued cash-flow hedging relationship.
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
Since 2020, we have been involved in a number of arbitrations before the International Chamber of Commerce with a few customers who failed to perform under their LTAs or sought relief in respect of the LTAs. In particular, Aperam South America LTDA, Aperam Sourcing S.C.A., ArcelorMittal Sourcing S.C.A., and ArcelorMittal Brasil S.A. (collectively, the “Claimants”) initiated a single arbitration proceeding against two of the Company’s subsidiaries in the International Chamber of Commerce in June 2020. The Claimants argued, among other things, that they should not be required to comply with the terms of the LTAs that they signed due to an alleged drop in market prices for graphite electrodes in January 2020. Alternatively, the Claimants argued that they should not be required to comply with the LTAs that they signed due to alleged market circumstances at the time of execution. In June 2021, the Claimants filed their statement of claim, seeking approximately $61.0 million plus interest in monetary relief and/or reimbursement in respect of several fixed price LTAs that were executed between such subsidiaries and the Claimants in 2017 and 2018. On December 16, 2022, the Claimants revised their calculation of alleged damages to approximately $178.9 million including interest, with damages covering the period from the first quarter of 2020 through the end of the third quarter of 2022 and interest covering the period from June 2020 through December 16, 2022. In March 2023, an International Chamber of Commerce hearing was held before the party-appointed sole arbitrator with the Claimants, the Company, and witnesses in attendance. On March 31, 2023, the Claimants further revised their calculation of alleged damages to approximately $171.7 million, including interest, for the period covering the first quarter of 2020 through 2022. In June 2023, the Claimants again revised their calculation of alleged damages to approximately $188.2 million, including interest, for the period covering the first quarter of 2020 through the first quarter of 2023. On April 16, 2024, we were formally notified that on March 14, 2024 the sole arbitrator appointed by the International Chamber of Commerce issued the final award in the arbitration in which he entirely dismissed all of the Claimants’ claims against the two Company subsidiaries, and ordered Claimants to pay an aggregate of approximately $9.2 million to the Company in legal fees and other related expenses, and ordered the Company to pay approximately $60,000 to the Claimants in legal fees and expenses. The Claimants paid the Company approximately $9.2 million during the second quarter of 2024, which is recorded in selling and administrative expenses on the Condensed Consolidated Statements of Operations.
Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees’ appeal in favor of GrafTech Brazil. The employees filed a further appeal and on September 12, 2022, we filed our response in opposition. We intend to vigorously defend our position. As of June 30, 2024, we are unable to assess the potential loss associated with

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the six months ended June 30, 2024, are presented below:

(Dollars in thousands)
Balance as of December 31, 2023	$77
Product warranty charges/adjustments	313
Payments and settlements	(39)
Balance as of June 30, 2024	$351
Tax Receivable Agreement
On April 23, 2018, the Company entered into the tax receivable agreement (“Tax Receivable Agreement”) that provides Brookfield Corporation and its affiliates (together, “Brookfield”) as the sole stockholder prior to the Company’s initial public offering in April 2018 (the “IPO”), the right to receive future payments from us for 85% of the amount of cash savings, if any, in U.S. federal income tax and Swiss tax that we and our subsidiaries realize as a result of the utilization of the pre-IPO tax assets. In addition, we will pay interest on the payments we will make to Brookfield with respect to the amount of these cash savings from the due date (without extensions) of our tax return where we realize these savings to the payment date. On April 10, 2023, the Tax Receivable Agreement was amended and restated to change the applicable interest rate from LIBOR plus 1.00% per year to the one-month period secured overnight financing rate administered by the Federal Reserve Bank of New York plus 1.10%. The term of the Tax Receivable Agreement commenced on April 23, 2018 and will continue until there is no potential for any future tax benefit payments.
As of June 30, 2024, the total Tax Receivable Agreement liability was $5.7 million, of which $1.9 million was classified as current liability Tax Receivable Agreement on the Condensed Consolidated Balance Sheets and $3.8 million was classified as a long-term liability in Tax Receivable Agreement long-term on the Condensed Consolidated Balance Sheets. As of December 31, 2023, the total Tax Receivable Agreement liability was $11.1 million, of which $5.4 million was classified as a current liability and $5.7 million was classified as a long-term liability.
Mexico Value-Added Tax (“VAT”)
In July 2019, the Mexican Tax Authority (“MTA”) opened an audit of the VAT filings of GrafTech Comercial de Mexico S. de R.L. de C.V. (“GrafTech Commercial Mexico”) for the period of January 1 to April 30, 2019. In September 2021, the MTA issued a tax assessment, claiming improper use of a certain VAT exemption rule for purchases from a foreign affiliate. As of June 30, 2024, the tax assessment for the four month period under audit amounted to approximately $28.0 million, including penalties, inflation and interest. Interest will continue to accrue up to five years from the date the corresponding VAT returns were filed and inflation will continue to accrue with the passage of time. GrafTech Commercial Mexico filed an administrative appeal against the tax assessment with the MTA’s appeals office. In November 2022, the MTA’s appeals office concluded its review and confirmed the tax assessment. GrafTech Commercial Mexico believes that the purchases from a foreign affiliate are exempt from VAT back-up withholding and in December 2022, GrafTech Commercial Mexico filed a Claim for Nullity with the Chamber Specialized in exclusive resolution of substance of the Federal Court of Administrative Justice. On February 17, 2023, the MTA filed the response to the nullity petition. On May 31, 2023, the court held a hearing to determine the scope of the issues to be decided in the proceedings. At the court’s request, GrafTech Commercial Mexico submitted formal pleadings on August 1, 2023. On January 8, 2024, the court ruled in GrafTech Commercial Mexico’s favor and annulled the tax assessment. On January 31, 2024, the MTA filed an appeal for review. On March 15, 2024, GrafTech Commercial Mexico filed the Tax Adhesive Appeal for Review before the Collegiate Court in Administrative Matters who has authority to hear the MTA’s appeal. The MTA’s appeal and the Adhesive appeal are still pending to be resolved.
In March 2022, the MTA opened another audit of the VAT filings of GrafTech Commercial Mexico for the period January 1 to December 31, 2018. In the proposed assessment received in January 2023, the MTA is alleging the same improper use of certain VAT exemption rules on purchases from a foreign affiliate and has provided notice of its intent to assess

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

approximately $51.0 million, including penalties, inflation and interest. Interest would continue to accrue up to five years from the date the corresponding VAT returns were filed and inflation would continue to accrue with the passage of time. In Mexico, each tax assessment requires a separate claim. In the first quarter of 2023, GrafTech Commercial Mexico requested a conclusive agreement with the Mexican ombudsman (“PRODECON”) to reach a settlement with the MTA. The MTA responded to GrafTech Commercial Mexico’s request on May 30, 2023. On August 2, 2023, GrafTech Commercial Mexico filed a motion exhibiting additional information and reaffirming its position. On September 22, 2023, the MTA responded to GrafTech Commercial Mexico’s motion. On October 2, 2023, GrafTech Commercial Mexico filed a motion requesting a formal meeting with the MTA and PRODECON, which occurred on November 14, 2023. During the meeting, the parties agreed that GrafTech Commercial Mexico will provide additional documentation and information to be evaluated by the MTA, and, on November 29, 2023, GrafTech Commercial Mexico filed the information requested. On January 24, 2024, the MTA filed its response. On that same day, GrafTech Commercial Mexico submitted before PRODECON the favorable ruling it obtained on January 8, 2024 in connection with the 2019 proceeding for the MTA’s consideration. On February 1, 2024, the MTA confirmed its position, holding that GrafTech Commercial Mexico was required to withhold the VAT. On March 20, 2024, a meeting was held at PRODECON where the parties confirmed their final positions. No agreement between the parties was reached, the conclusive agreement procedure came to an end, and the tax audit process resumed. On July 10, 2024, the MTA concluded the tax audit and determined that there is no tax deficiency to be assessed for the period January 1, 2018 to December 31, 2018.
As evidenced by the favorable court decision issued on January 8, 2024 with respect to the 2019 proceeding and the MTA’s conclusion of the tax audit for the 2018 proceeding, GrafTech Commercial Mexico’s application of the VAT exemption rules is appropriate and, accordingly, GrafTech Commercial Mexico does not believe that it is probable that it will incur a loss related to this matter for the 2019 proceeding under the MTA’s audit. The Company intends to vigorously defend its position in the 2019 proceeding.
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

The following table summarizes the (benefit) provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
(Benefit) provision for income taxes	$(592)	$2,329	$(4,793)	$(575)
Pre-tax loss	(15,344)	(5,522)	(50,414)	(15,795)
Effective tax rate	3.9%	(42.2)%	9.5%	3.6%
The effective tax rate for the second quarter and first six months of 2024 and 2023 was different than the U.S. statutory tax rate of 21% primarily due to the mix of U.S. and foreign earnings, tax incentives and provisions of the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”).
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. All U.S. federal tax years prior to 2020 are generally closed by statute or have been audited and settled with the applicable domestic tax authorities. Other jurisdictions are generally closed for years prior to 2018.
We continue to assess the realization of our deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Examples of positive evidence would include a strong earnings history, an event or events that would increase our taxable income through a continued reduction of expenses, and tax planning strategies that would indicate an ability to realize deferred tax assets. In circumstances where the significant positive evidence does not outweigh the negative evidence in regards to whether or not a

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

valuation allowance is required, we have established and maintained valuation allowances on those net deferred tax assets. There were no material changes to our valuation allowances in the first six months of 2024.
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
In the second, third and fourth quarters of 2023 and in the second quarter of 2024, we entered into foreign currency derivatives with maturities of one month to 12 months in order to protect against the risk that cash flows associated with certain sales and purchases denominated in a currency other than the U.S. dollar will be adversely affected by future changes in foreign exchange rates. These derivatives are designated as cash flow hedges. The resulting unrealized gains or losses from these derivatives are recorded in AOCL and subsequently, when realized, are reclassified to net sales or cost of goods sold in the Condensed Consolidated Statements of Operations when the hedged exposures affect earnings.
Commodity derivative contracts
From time to time, we enter into commodity derivative contracts for refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. The unrealized gains or losses related to commodity derivative contracts designated as cash flow hedges are recorded in AOCL and subsequently, when realized, are reclassified to the Condensed Consolidated Statement of Operations when the hedged item impacts earnings, which is when the finished product is sold. The last of our commodity derivative contracts matured as of June 30, 2022 and we have not entered into any new contracts as of June 30, 2024.
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
In the third quarter of 2022, we redeemed $67.0 million of our $250.0 million notional amount de-designated interest rate swap. The change in fair value of the de-designated embedded derivative in the second quarter and first six months of 2023 resulted in losses of $5.7 million and $7.1 million, respectively, and were recorded in interest expense in the Condensed Consolidated Statements of Operations.
In the second quarter of 2023, in connection with the repayment of the $433.7 million outstanding balance on our 2018 Term Loan Facility, we terminated our $183.0 million notional de-designated interest rate swap and our $250.0 million notional designated interest rate swap and received net cash of $20.4 million. The net cash received included a $23.1 million gain on the embedded derivatives, partially offset by a $2.8 million loss on the settlement of our debt host liability as of the termination date. As of June 30, 2024, the balance of the loss related to the settlement of the debt host liability recorded in AOCL was $0.5 million and will be amortized into interest expense using the effective interest method through August 2024.
Out of the $23.1 million gain on the embedded derivatives, $6.9 million for the de-designated swap was recorded in interest expense and $16.2 million for the designated swap was recorded in AOCL and will be amortized into interest expense using the effective interest method through August 2024. As of June 30, 2024, the balance related to the settlement of the embedded derivative recorded in AOCL was $2.3 million.
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The notional amounts of our outstanding derivative instruments as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
	Notional Amount	Notional Amount
	(Dollars in thousands)
Derivative instruments designated as hedges:
Foreign currency derivatives	$19,535	$10,684

Derivative instruments not designated as hedges:
Foreign currency derivatives	$9,725	$41,863
The following table summarizes the fair value of our outstanding derivatives designated as hedges (on a gross basis) and balance sheet classification as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	Fair Value	Fair Value
	(Dollars in thousands)
Prepaid and other current assets
Foreign currency derivatives	$—	$386
Total	$—	$386

Other accrued liabilities
Foreign currency derivatives	$(164)	$—

Net (liability) asset	$(164)	$386
As a result of the settlement of interest rate swaps, as of June 30, 2024, net realized pre-tax gains of $2.3 million were reported in AOCL and will be released to earnings within the next 12 months. As of June 30, 2024, net realized pre-tax gains of $0.2 million related to our foreign currency derivatives were reported in AOCL and will be released to earnings within the next 12 months. No ineffectiveness expense was recorded in the second quarter or first six months of 2024 or 2023. See the table below for amounts recognized on the effective portion of our commodity derivative contracts in the Condensed Consolidated Statement of Operations.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The pre-tax realized (gains) losses on designated cash flow hedges are recognized in the Statements of Operations when the hedged item impacts earnings and were as follows for the periods ended June 30, 2024 and 2023:

		Amount of Loss/(Gain) Recognized
	Location of Realized Loss/(Gain) Recognized in the Condensed Consolidated Statement of Operations	Three Months Ended June 30,
		2024	2023
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold	$423	$—
Commodity derivative contracts	Cost of goods sold	—	(4,470)
Interest rate swap contracts	Interest expense	(2,771)	(2,737)

		Amount of Loss/(Gain) Recognized
	Location of Realized Loss/(Gain) Recognized in the Condensed Consolidated Statement of Operations	Six Months Ended June 30,
		2024	2023
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold	$355	$2,040
Commodity derivative contracts	Cost of goods sold	(2,462)	(7,287)
Interest rate swap contracts	Interest expense	(5,508)	(5,182)

Pretax gains and losses on non-designated derivatives recognized in earnings were as follows:

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Condensed Consolidated Statement of Operations	Three Months Ended June,
		2024	2023
Derivatives not designated as hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold, other (income) expense, net	$(170)	$(116)
Interest rate swap contracts	Interest expense	—	(4,318)

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Condensed Consolidated Statement of Operations	Six Months Ended June 30,
		2024	2023
Derivatives not designated as hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold, other (income) expense, net	$(43)	$320
Interest rate swap contracts	Interest expense	—	(2,957)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the fair value of our outstanding derivatives not designated as hedges (on a gross basis) and balance sheet classification as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	Fair Value	Fair Value
	(Dollars in thousands)
Prepaid and other current assets
Foreign currency derivatives	389	244

Other accrued liabilities
Foreign currency derivatives	—	(519)

Net asset (liability)	$389	$(275)

(10) Accumulated Other Comprehensive Loss
The balance in our Accumulated other comprehensive loss is set forth in the following table:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Foreign currency translation adjustments, net of tax	$(31,900)	$(19,188)
Commodity, interest rate, and foreign currency derivatives, net of tax	1,529	7,730
Total accumulated other comprehensive loss	$(30,371)	$(11,458)
(11) Loss per Share
We did not repurchase any shares of our common stock during the second quarter or first six months of 2024 or 2023.
The following table presents a reconciliation of the numerator and denominator of basic and diluted loss per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share amounts)
Numerator for basic and diluted loss per share:
Net loss	$(14,752)	$(7,851)	$(45,621)	$(15,220)
Denominator:
Weighted average common shares outstanding for basic calculation	257,772,069	257,003,691	257,587,613	256,935,763
Add: Effect of equity awards	—	—	—	—
Weighted average common shares outstanding for diluted calculation	257,772,069	257,003,691	257,587,613	256,935,763
Basic loss per share	$(0.06)	$(0.03)	$(0.18)	$(0.06)
Diluted loss per share	$(0.06)	$(0.03)	$(0.18)	$(0.06)
Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding, which included 605,204 and 535,921 shares of participating securities in the three and six months ended June 30, 2024, respectively, and 256,682 and 245,277 shares of participating securities in the three and six months ended June 30, 2023,

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

respectively. Diluted loss per share is calculated by dividing net loss by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted loss per share calculation for the three and six months ended June 30, 2024 excludes the dilutive effect of approximately 2,543 and 1,490 shares, respectively, and 15,461 and 11,211 shares for the three and six months ended June 30, 2023, respectively, primarily related to restricted stock units (“RSUs”), as their inclusion would have been anti-dilutive due to the Company’s net loss.
Additionally, the weighted average common shares outstanding for the diluted loss per share calculation excludes consideration of 5,671,092 and 4,574,726 equivalent shares for the three and six months ended June 30, 2024, respectively, and 3,905,182 and 3,423,368 equivalent shares for the three and six months ended June 30, 2023, respectively, as their effect would have been anti-dilutive.
(12) Stock-Based Compensation
The Human Resources and Compensation Committee of our Board of Directors granted 3,114,328 RSUs and 1,353,661 performance-based restricted stock units (“PSUs”) to our employees during the first six months of 2024 under our Omnibus Equity Incentive Plan. Our electing non-employee directors received 151,884 deferred share units (“DSUs”), 112,994 RSUs and 282,486 deferred RSUs (“DRSUs”) during the six months ended June 30, 2024 under our Omnibus Equity Incentive Plan.
We measure the fair value of grants of RSUs, DRSUs and DSUs based on the closing market price of a share of our common stock on the date of the grant. The weighted average fair value per share was $1.87 for RSUs granted to employees, $1.72 for RSUs and DRSUs granted to non-employee directors and $1.15 for DSUs granted to non-employee directors during the six months ended June 30, 2024.
We measure the fair value of grants of PSUs using a Monte Carlo valuation. The weighted average fair value of the PSUs granted in the first six months of 2024 was $1.15 per share and will be expensed over a vesting period of three years. The final payout to holders of PSUs will be based upon the Company’s total shareholder return relative to a peer group’s performance measured at the end of each performance period. The final payout for PSUs granted in 2024 is subject to a 3.5x value cap.
In the three months ended June 30, 2024 and 2023, we recognized $1.6 million and $1.4 million, respectively, of stock-based compensation expense. The majority of the expense, $1.4 million and $1.3 million, respectively, was recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations, with the remaining expense recorded in cost of goods sold.
In the six months ended June 30, 2024 and 2023, we recognized $2.6 million and $2.2 million, respectively, of stock-based compensation expense. The majority of the expense, $2.2 million and $2.0 million, respectively, was recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations, with the remaining expense recorded in cost of goods sold.
As of June 30, 2024, the unrecognized compensation cost related to the unvested portion of all stock-based awards was approximately $13.1 million and is expected to be recognized over the remaining vesting period of the respective grants.
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2024 and December 31, 2023, $5.6 million and $4.6 million, respectively, of SFP obligations were included in accounts payable on the Condensed Consolidated Balance Sheets and upon settlement, are reflected as cash flow from operating activities in the Condensed Consolidated Statements of Cash Flows.

(14) Rationalization Expenses
In the first quarter of 2024, we announced a set of initiatives designed to reduce our cost structure and optimize our manufacturing footprint. As part of these initiatives, we indefinitely suspended production activities at our St. Marys, Pennsylvania facility, with the exception of graphite electrode and pin machining. In addition, we indefinitely idled certain assets within our remaining graphite electrode manufacturing footprint. As a result, our graphite electrode production capacity has been reduced to approximately 178 thousand metric tons (“MT”) in 2024. In parallel, we adopted measures for additional overhead reductions to reduce our selling and administrative expenses. Collectively, these initiatives resulted in a reduction of our global headcount by approximately 130 employees, or 10% of our workforce. Rationalization charges of $3.3 million related to severance and contract terminations will be paid in cash and we expect the substantial majority to be paid by the end of the second quarter of 2025. Rationalization-related charges of $2.7 million represent the non-cash write-off of inventory and fixed assets. Substantially all charges relative to this plan were recorded during the first quarter of 2024 and wind-down activities were completed by the end of the second quarter of 2024.
The following table summarizes costs incurred related to these initiatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Recorded in Cost of Goods Sold
Inventory write-offs	$—	$—	$2,202	$—
Fixed asset write-offs	—	—	453	—
Total rationalization-related expenses	$—	$—	$2,655	$—

Recorded in Rationalization Expenses
Severance and related costs	$35	$—	$2,913	$—
Contract terminations	75	—	342	—
Total rationalization expenses	$110	$—	$3,255	$—
The following table presents a roll-forward of the liability incurred for employee termination benefits and contract termination costs incurred in connection with the rationalization initiatives described above.

	Balance Sheet Line Item
	Other Accrued Liabilities	Other Long-Term Obligations
	(Dollars in thousands)
Balance as of December 31, 2023	$—	$—
Charges incurred	2,543	712
Payments and settlements	(1,049)	—
Adjustments	(74)	42
Balance as of June 30, 2024	$1,420	$754

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
Operational and Commercial Update
Sales volume for the second quarter of 2024 was 25.5 thousand MT, consisting of 22.7 thousand MT of non-LTA volume and 2.8 thousand MT of LTA volume, and decreased 3% compared to the second quarter of 2023. Sales volume for the first half of 2023 was significantly impacted by the temporary suspension of our operations in Monterrey, Mexico in late 2022.
For the second quarter of 2024, the weighted-average realized price for our non-LTA volume was approximately $4,300 per MT, a decrease of 23% compared to the second quarter of 2023, with the decline reflecting the persistent challenges in the commercial environment. For our LTA volume, the weighted-average realized price was approximately $8,300 per MT for the second quarter of 2024.
Production volume was 26.8 thousand MT in the second quarter of 2024, an increase of 6% compared to the second quarter of 2023. We continue to proactively align our production volume with our evolving demand outlook.
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
Rationalization charges of $3.3 million related to severance and contract terminations will be paid in cash and we expect the substantial majority to be paid by the end of the second quarter of 2025. Rationalization-related charges of $2.7 million represent the non-cash write-off of inventory and fixed assets. Substantially all charges relative to this plan were recorded during the first quarter of 2024 and wind-down activities were completed by the end of the second quarter of 2024.
Outlook
We expect demand for graphite electrodes in the near term will remain weak, reflecting persistent challenges in the commercial environment as steel industry production remains constrained by global economic uncertainty. Given these trends, challenging pricing dynamics have persisted in most regions. As a result, we remain selective in the commercial opportunities we choose to pursue. Sales volume in the third quarter of 2024 is expected to be broadly in line with sales volume for the second quarter of 2024 and we continue to expect a modest year-over-year improvement in sales volume for the full year.
We continue to expect a mid-teen percentage point decline in our full year 2024 cash cost of goods sold per MT compared to 2023. This significant improvement in our year-over-year cost structure reflects (1) the deliberate actions we have taken to reduce our fixed manufacturing costs, (2) the benefit of additional actions we are taking to reduce our variable costs and (3) the anticipated year-over-year improvement in our sales and production volume levels. We anticipate cash cost of goods

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

sold per MT to decline further in 2025. In addition, we continue to closely manage our working capital levels and capital expenditures. We continue to anticipate our full-year 2024 capital expenditures will be in the range of $35 million to $40 million.
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

The table of estimated shipments of graphite electrodes under existing LTAs has been updated as follows, reflecting our current expectations for the full year 2024:

2024 Outlook
Estimated LTA volume(1)	13-14
Estimated LTA revenue(2)	$110-$120(3)
(1) In thousands of MT
(2) In millions
(3) Estimated LTA revenue includes payments from customers that failed to meet certain obligations under their LTAs

We recorded 6.9 thousand MT of LTA volume and $62.7 million of LTA revenue in the first six months of 2024 and we expect to record six thousand to seven thousand MT of LTA volume and approximately $47.3 million to $57.3 million of LTA revenue for the remainder of 2024.
The remaining LTAs are defined as pre-determined fixed annual volume contracts. The actual revenue realized from these contracted volumes may vary in timing and total due to contract non-performance, force majeure notices, arbitrations and credit risk associated with certain customers facing financial challenges.
Capital Structure and Liquidity
As of June 30, 2024, we had liquidity of $231.8 million, consisting of cash and cash equivalents of $120.7 million and $111.1 million of availability under our 2018 Revolving Credit Facility. As of June 30, 2024, we had gross debt of $950.1 million.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Key financial measures

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net sales	$137,327	$185,561	$273,911	$324,363
Net loss	(14,752)	(7,851)	(45,621)	(15,220)
Loss per share(1)	(0.06)	(0.03)	(0.18)	(0.06)
EBITDA(2)	12,731	23,465	5,646	36,403
Adjusted net loss(2)	(13,564)	(5,768)	(38,725)	(11,317)
Adjusted loss per share(1)(2)	(0.05)	(0.02)	(0.15)	(0.04)
Adjusted EBITDA(2)	14,493	26,022	14,687	41,137
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except utilization)	2024	2023	2024	2023
Sales volume (MT)	25.5	26.4	49.6	43.3
Production volume (MT)(1)	26.8	25.2	52.8	41.0
Production capacity (MT)(2)(3)	45.0	51.0	90.0	102.0
Capacity utilization(4)	60%	49%	59%	40%
(1) Production volume reflects graphite electrodes we produced during the period.
(2) Production capacity reflects expected maximum production volume during the period depending on product mix and expected maintenance outage. Actual production may vary.
(3) Includes graphite electrode facilities in Calais, France; Monterrey, Mexico; and Pamplona, Spain. While maintaining the capability to produce up to 28,000 MT of graphite electrodes and pins on an annual basis at our St. Marys, Pennsylvania facility, most production activities at St. Marys have been suspended. The wind down of these production activities was completed during the second quarter of 2024. Remaining activities at St. Marys are limited to machining graphite electrodes and pins sourced from our other plants.
(4) Capacity utilization reflects production volume as a percentage of production capacity.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Results of Operations
The Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
The table presented in our period-over-period comparisons summarizes our Condensed Consolidated Statements of Operations and illustrates key financial indicators used to assess the consolidated financial results. Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report (“MD&A”), insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	Three Months Ended June 30,		Increase/ Decrease	% Change
	2024	2023
	(Dollars in thousands)

Net sales	$137,327	$185,561	$(48,234)	(26)%
Cost of goods sold	131,970	157,216	(25,246)	(16)%
Lower of cost or market inventory valuation adjustment	1,381	—	1,381	NM
Gross profit	3,976	28,345	(24,369)	(86)%
Research and development	1,447	1,196	251	21%
Selling and administrative expenses	5,098	18,551	(13,453)	(73)%
Rationalization expenses	110	—	110	NM
Operating (loss) income	(2,679)	8,598	(11,277)	(131)%
Other (income) expense, net	(1,091)	455	(1,546)	(340)%
Interest expense	15,609	13,907	1,702	12%
Interest income	(1,853)	(242)	(1,611)	666%
Loss before (benefit) provision for income taxes	(15,344)	(5,522)	(9,822)	178%
(Benefit) provision for income taxes	(592)	2,329	(2,921)	(125)%
Net loss	$(14,752)	$(7,851)	$(6,901)	88%
NM = Not Meaningful.
Net sales decreased $48.2 million, or 26%, compared to the second quarter of 2023. The decline primarily reflected a decrease in the weighted-average realized price for volume derived from non-LTAs and a shift in the mix of our business from volume derived from LTAs to volume derived from non-LTAs.
Cost of goods sold decreased $25.2 million, or 16%, compared to the second quarter of 2023. The decrease was primarily due to reduced manufacturing costs. Additionally, due to reduced production levels, we recorded fixed manufacturing costs of $1.7 million (which includes $1.1 million of depreciation and amortization) and $12.8 million (which includes $2.5 million of depreciation and amortization) that would have otherwise been inventoried for the second quarter of 2024 and 2023, respectively. Also, the LCM inventory valuation adjustments recorded at December 31, 2023 and in the first quarter of 2024 generated a $6.0 million favorable impact to cost of goods sold in the second quarter of 2024.
LCM inventory valuation adjustment represents a write-down of inventory recorded in the second quarter of 2024. The net realizable value of certain of our inventories fell below their carrying amounts as of June 30, 2024, and as a result, we recorded a LCM inventory valuation adjustment of $1.4 million in order to state our inventories at market.
Selling and administrative expenses decreased $13.5 million, or 73%, compared to the second quarter of 2023, primarily due to the $9.2 million reimbursement of legal fees in connection with the favorable outcome of an arbitration, reduced selling expenses and a decrease in variable compensation expenses. See Note 7, “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for further discussion.
Interest expense increased $1.7 million, or 12%, compared to the second quarter of 2023 primarily due to higher interest incurred on debt associated with our 2023 Senior Secured Notes that carry a fixed interest rate of 9.875%, partially

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

offset by an increase in net gains recognized related to our interest rate swaps that were terminated in the second quarter of 2023. See Note 6, “Interest Expense” in the Notes to the Condensed Consolidated Financial Statements for further discussion.
The following table summarizes the (benefit) provision for income taxes:

	Three Months Ended June 30,
	2024	2023
	(Dollars in thousands)

(Benefit) provision for income taxes	$(592)	$2,329
Pre-tax loss	(15,344)	(5,522)
Effective tax rate	3.9%	(42.2)%
The effective tax rate for the second quarter of 2024 and 2023 was different than the U.S. statutory tax rate of 21% primarily due to the mix of U.S. and foreign earnings, tax incentives and provisions of the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”).
The Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
The table presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout this MD&A, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	Six Months Ended June 30,		Increase/ Decrease	% Change
	2024	2023
	(Dollars in thousands)

Net sales	$273,911	$324,363	$(50,452)	(16)%
Cost of goods sold	267,174	269,861	(2,687)	(1)%
Lower of cost or market inventory valuation adjustment	4,073	—	4,073	NM
Gross profit	2,664	54,502	(51,838)	(95)%
Research and development	3,074	2,388	686	29%
Selling and administrative expenses	20,375	40,702	(20,327)	(50)%
Rationalization expenses	3,255	—	3,255	NM
Operating (loss) income	(24,040)	11,412	(35,452)	(311)%
Other (income) expense, net	(1,484)	1,108	(2,592)	(234)%
Interest expense	31,235	26,713	4,522	17%
Interest income	(3,377)	(614)	2,763	(450)%
Loss before benefit for income taxes	(50,414)	(15,795)	(34,619)	219%
Benefit for income taxes	(4,793)	(575)	(4,218)	734%
Net loss	$(45,621)	$(15,220)	$(30,401)	200%
NM = Not Meaningful.
Net sales decreased $50.5 million, or 16%, compared to the first six months of 2023. The decline primarily reflected a decrease in the weighted-average realized price for volume derived from non-LTAs and a shift in the mix of our business from volume derived from LTAs to volume derived from non-LTAs. These factors were partially offset by a 15% increase in sales volume in the first six months of 2024, compared to the same period in 2023.
Cost of goods sold decreased $2.7 million, or 1%, compared to the first six months of 2023, primarily reflecting a decrease in our manufacturing costs. Additionally, due to reduced production levels, we recorded excess fixed manufacturing costs of $11.5 million (which includes $4.6 million of depreciation and amortization) and $25.4 million (which includes $5.3

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

million of depreciation and amortization) that would have otherwise been inventoried in the first six months of 2024 and 2023, respectively. Also, the LCM inventory valuation adjustment recorded at December 31, 2023 and in the first quarter of 2024 generated an $11.1 million favorable impact to cost of goods sold in the first six months of 2024. These decreases were partially offset by the impact of increased volume.
LCM inventory valuation adjustment represents a write-down of inventory recorded in the first six months of 2024. The net realizable value of certain of our inventories fell below their carrying amounts in the first six months of 2024, and as a result, we recorded a LCM inventory valuation adjustment of $4.1 million in order to state our inventories at market.
Selling and administrative expenses decreased $20.3 million, or 50%, compared to the first six months of 2023, primarily due to the $9.2 million reimbursement of legal fees in connection with the favorable outcome of an arbitration, decreased variable compensation expenses and reduced selling expenses. See Note 7, “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for further discussion.
Rationalization expenses represent severance and contract termination costs related to the cost rationalization and footprint optimization plan announced in February 2024. See Note 14, “Rationalization Expenses” in the Notes to the Condensed Consolidated Financial Statements for further discussion.
Interest expense increased $4.5 million, or 17%, compared to the first six months of 2023 primarily due to higher interest incurred on debt associated with our 2023 Senior Secured Notes that carry a fixed interest rate of 9.875%, partially offset by an increase of net gains recognized related to our interest rate swaps that were terminated in the second quarter of 2023. See Note 6, “Interest Expense” in the Notes to the Condensed Consolidated Financial Statements for further discussion.
The following table summarizes the benefit for income taxes:

	Six Months Ended June 30,
	2024	2023
	(Dollars in thousands)
Benefit for income taxes	$(4,793)	$(575)
Pre-tax loss	(50,414)	(15,795)
Effective tax rate	9.5%	3.6%
The benefit for income taxes increased in the first six months of 2024 compared to the first six months of 2023 due to the mix of U.S. and foreign earnings, tax incentives and provisions of the Tax Cuts and Jobs Act.
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
The impact of these changes in the average exchange rates of other currencies against the U.S. dollar on our net sales was an increase of less than $0.1 million for the second quarter of 2024 and a decrease of $0.1 million for the first six months of 2024, compared to the same periods of 2023. The impact of these changes on our cost of goods sold was decreases of $0.2 million and $1.7 million for the second quarter of 2024 and first six months of 2024, respectively, compared to the same periods of 2023.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

We have in the past and may in the future use various financial instruments to manage certain exposures to risks caused by currency exchange rate changes, as described under Part I, Item 3., Quantitative and Qualitative Disclosures about Market Risk.
Liquidity and Capital Resources
Our sources of funds have consisted principally of cash flow from operations and debt, including our credit facilities (subject to continued compliance with the financial covenants and representations). Our uses of those funds (other than for operations) have consisted principally of capital expenditures, debt repayment, dividends, share repurchases and other general purposes. On an ongoing basis, we expect to evaluate and consider strategic transactions, including acquisitions, divestitures, joint ventures, equity investments, debt issuances, refinancing our existing debt or repurchases of our outstanding debt obligations in open market or privately negotiated transactions, as well as other strategic transactions. These transactions may require cash expenditures, which may be funded through a combination of cash on hand, proceeds from the issuance of debt or from equity offerings. Disruptions in the U.S. and international financial markets could adversely affect our liquidity and the cost and availability of financing to us in the future.
We believe that we have adequate liquidity to meet our needs for at least the next twelve months. As of June 30, 2024, we had liquidity of $231.8 million, consisting of $111.1 million of availability under our 2018 Revolving Credit Facility, after giving effect to $4.4 million of letters of credit, and cash and cash equivalents of $120.7 million. As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenants thereunder (see below and Note 4, “Debt and Liquidity”), our operating performance as of June 30, 2024 resulted in a reduction of the availability under the facility. We do not anticipate the need to borrow against our 2018 Revolving Credit Facility in 2024. We had gross long-term debt of $950.0 million and gross short-term debt of $0.1 million as of each of June 30, 2024 and December 31, 2023. As of December 31, 2023, we had liquidity of $289.3 million consisting of $112.4 million available under our 2018 Revolving Credit Facility and cash and cash equivalents of $176.9 million.
As of June 30, 2024 and December 31, 2023, $56.8 million and $77.6 million, respectively, of our cash and cash equivalents were located outside of the U.S. We repatriate funds from our foreign subsidiaries through dividends. All of our subsidiaries face the customary statutory limitation that distributed dividends cannot exceed the amount of retained and current earnings. Upon repatriation to the U.S., the foreign source portion of dividends we receive from our foreign subsidiaries are not subject to U.S. federal income tax because the amounts were either previously taxed or are exempted from tax by Section 245A of the Internal Revenue Service Code (the “Code”).
Our continued access to capital resources and the cost of financing depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing, our ability to meet debt covenant requirements, our operating performance, financial outlook, demand for our products and our credit ratings. Global economic disruptions or declines could lead to further market disruption and potential increases to our funding costs. While the terms of our outstanding indebtedness allow us to incur additional debt, as described herein, we are subject to covenants that limit, among other things, our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, including secured indebtedness. If our credit ratings were to be downgraded, or financing sources were to become more limited or to ascribe higher risk to our rating levels or our industry, our access to capital and the cost of any financing would be negatively impacted. There is no guarantee that additional debt financing will be available in the future to fund our expenditures or obligations, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding. In addition, the terms of future debt agreements could include more restrictive covenants than those we are currently subject to, which could restrict our business operations.
Cash flow. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of tax and interest payments and other factors.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Debt Structure
2018 Term Loan and 2018 Revolving Credit Facility
In February 2018, the Company entered into the 2018 Credit Agreement, which provided for (i) the $2,250 million 2018 Term Loan Facility after giving effect to the First Amendment that increased the aggregate principal amount of the 2018 Term Loan Facility from $1,500 million to $2,250 million and (ii) the $330 million 2018 Revolving Credit Facility after giving effect to the May 2022 amendment that increased the revolving commitments under the 2018 Credit Agreement by $80 million from $250 million. GrafTech Finance is the sole borrower under the 2018 Term Loan Facility while GrafTech Finance, Swissco and GrafTech Luxembourg II S.à r.l. (“Luxembourg Holdco” and, together with GrafTech Finance and Swissco, the “Co-Borrowers”) are co-borrowers under the 2018 Revolving Credit Facility. The 2018 Revolving Credit Facility matures on May 31, 2027. The net proceeds from the 2023 Senior Secured Notes were used to repay outstanding borrowings under our 2018 Term Loan Facility. As of June 30, 2024 and December 31, 2023, the availability under our 2018 Revolving Credit Facility was $111.1 million and $112.4 million, respectively. As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenants thereunder, our operating performance as of June 30, 2024 and December 31, 2023 resulted in a reduction of the availability under the facility. As of June 30, 2024 and December 31, 2023, there were no borrowings outstanding on the 2018 Revolving Credit Facility and there was $4.4 million and $3.1 million of letters of credit drawn against the 2018 Revolving Credit Facility as of each date, respectively.
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
The 2018 Revolving Credit Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to GrafTech and restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The 2018 Revolving Credit Facility contains a financial covenant that requires GrafTech to maintain a senior secured first lien net leverage ratio not greater than 4.00 to 1.00 when the aggregate principal amount of borrowings under the 2018 Revolving Credit Facility and outstanding letters of credit issued under the 2018 Revolving Credit Facility (except for undrawn letters of credit in an aggregate amount equal to or less than $35.0 million), taken together, exceed 35% of the total amount of commitments under the 2018 Revolving Credit Facility. The 2018 Revolving Credit Facility also contains customary events of default. We were in compliance with all of our debt covenants as of June 30, 2024 and December 31, 2023.
2020 Senior Secured Notes
In December 2020, GrafTech Finance issued $500 million aggregate principal amount of the 2020 Senior Secured Notes at an issue price of 100% of the principal amount thereof in a private offering to qualified institutional buyers in

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
The Indenture contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, to incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, incur or suffer to exist liens securing indebtedness, make certain investments, engage in certain transactions with affiliates, consummate certain asset sales and effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets. The Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Finance, all outstanding 2020 Senior Secured Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding 2020 Senior Secured Notes may declare all of the 2020 Senior Secured Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of June 30, 2024 and December 31, 2023.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
The 2023 Indenture contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, to incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, incur or suffer to exist liens securing indebtedness, make certain investments, engage in certain transactions with affiliates, consummate certain asset sales and effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets. The 2023 Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Global Enterprises Inc., all outstanding 2023 Senior Secured Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding 2023 Senior Secured Notes may declare all of the 2023 Senior Secured Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of June 30, 2024 and December 31, 2023.
Uses of Liquidity
In July 2019, our Board of Directors authorized a program to repurchase up to $100.0 million of our outstanding common stock. In November 2021, our Board of Directors authorized the repurchase of an additional $150.0 million of stock repurchases under this program. We may purchase shares from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18 plans. The amount and timing of repurchases are subject to a variety of factors including liquidity, stock price, applicable legal requirements, other business objectives and market conditions. In the first six months of 2024, we did not repurchase any shares of our common stock. As of June 30, 2024, we had $99.0 million remaining under our stock repurchase authorization.
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
Potential uses of our liquidity (other than operations) include capital expenditures, debt repayments, dividends, share repurchases, and other general purposes. Any such potential uses of our liquidity may be funded by existing available liquidity, the incurrence of new secured or unsecured loans, capital market issuances, divestitures, joint ventures or equity investments. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn, including any recession or potential resurgence of a global pandemic, could significantly and negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost and availability of such financing.
In order to seek to minimize our credit risks, we may reduce our sales of, or refuse to sell (except for prepayment, cash on delivery or under letters of credit or parent guarantees), our products to some customers and potential customers. Our unrecovered trade receivables worldwide have not been material during the last two years individually or in the aggregate.
We manage our capital expenditures by taking into account quality, plant reliability, safety, environmental and regulatory requirements, prudent or essential maintenance requirements, global economic conditions, available capital resources, liquidity, long-term business strategy and return on invested capital for the relevant expenditures, cost of capital and return on invested capital of the Company as a whole and other factors.     Capital expenditures totaled $17.5 million in the six months ended June 30, 2024. We continue to expect full-year capital expenditures to be in the range of $35.0 million to $40.0 million for 2024.
In the event that operating cash flows fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our 2018 Revolving Credit Facility,

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

to the extent available, or other liquidity options described above. The Company also maintains access to credit and capital markets and may incur additional debt or issue equity securities from time to time, which may provide an additional source of liquidity. However, there can be no guarantee that we would be able to access the credit or capital markets on commercially satisfactory terms or at all.
    Cash Flow
The following table summarizes our cash flow activities:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(37,385)	$15,774
Investing activities	(17,410)	(39,575)
Financing activities	(117)	20,700
Net change in cash and cash equivalents	$(54,912)	$(3,101)
Net cash (used in) provided by operating activities represented a $37.4 million use of cash in the first six months of 2024 compared to $15.8 million source of cash in the prior-year period. The decrease in operating cash flow was primarily due to the $30.4 million increased net loss in the first six months of 2024 versus the first six months of 2023. In addition, cash used for working capital increased $19.7 million. Cash flow provided by accounts receivable decreased $30.3 million in the first six months of 2024, compared to the first six months of 2023 primarily due to the reduction in sales. Cash flow used for accounts payable and accruals increased $7.3 million in the first six months of 2024 compared to the first six months of 2023 primarily due to the timing of payments in the first six months of 2024 versus the first six months of 2023. Cash flow used for income taxes decreased $19.5 million in the first six months of 2024 compared to the first six months of 2023 driven by reduced federal tax payments made in the first six months of 2024.
Net cash used in investing activities was $17.4 million in the six months ended June 30, 2024 compared to $39.6 million in the six months ended June 30, 2023. The decrease is primarily due to reduced capital expenditures.
Net cash (used in) provided by financing activities represented a $0.1 million use of cash for the first six months of 2024 compared to a $20.7 million source of cash in the first six months of 2023. Cash flow provided by financing activities in the first six months of 2023 included $27.5 million cash received from the settlement of interest rate swaps partially offset by $6.3 million of cash used for debt issuance costs
Description of Our Financing Structure
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
We define EBITDA, a non‑GAAP financial measure, as net loss plus interest expense, minus interest income, plus income taxes and depreciation and amortization. We define adjusted EBITDA, a non-GAAP financial measure, as EBITDA adjusted by any pension and other post-employment benefit ("OPEB") plan expenses or benefits, rationalization and rationalization-related expenses, non‑cash gains or losses from foreign currency remeasurement of non‑operating assets and liabilities in our foreign subsidiaries where the functional currency is the U.S. dollar, stock-based compensation expense, proxy contest expenses, and Tax Receivable Agreement adjustments. Adjusted EBITDA is the primary metric used by our management and our Board of Directors to establish budgets and operational goals for managing our business and evaluating our performance.

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
•adjusted EBITDA does not reflect proxy contest expenses;
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
We define cash cost of goods sold per MT, a non-GAAP financial measure, as cost of goods sold less depreciation and amortization, less cost of goods sold associated with the portion of our sales that consists of deliveries of by-products of the manufacturing processes and less rationalization-related expenses, with this total divided by our sales volume measured in MT. We believe this is an important measure as it is used by our management and Board of Directors to evaluate our costs on a per MT basis.
In evaluating these non-GAAP financial measures, you should be aware that in the future, we may incur expenses similar to the adjustments in the reconciliations presented below. Our presentations of these non-GAAP financial measures should not be construed as suggesting that our future results will be unaffected by these expenses or any unusual or non‑recurring items. When evaluating our performance, you should consider these non-GAAP financial measures alongside

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

other measures of financial performance and liquidity, including our net loss, loss per share, cash flow from operating activities, cost of goods sold, and other GAAP measures.
The following tables reconcile our non-GAAP financial measures to the most directly comparable GAAP measures:

Reconciliation of Net Loss to Adjusted Net Loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)
Net loss	$(14,752)	$(7,851)	$(45,621)	$(15,220)

Diluted loss per common share:
Net loss per share	$(0.06)	$(0.03)	$(0.18)	$(0.06)
Weighted average shares outstanding	257,772,069	257,003,691	257,587,613	256,935,763

Adjustments, pre-tax:
Pension and OPEB plan expenses(1)	477	899	824	1,817
Rationalization expenses(2)	110	—	3,255	—
Rationalization-related expenses(3)	—	—	2,655	—
Non-cash (gains) losses on foreign currency remeasurement(4)	(928)	273	(1,090)	720
Stock-based compensation expense(5)	1,561	1,385	2,608	2,181
Proxy contest expenses(6)	542	—	752	—
Tax Receivable Agreement adjustment(7)	—	—	37	16
Total non-GAAP adjustments pre-tax	1,762	2,557	9,041	4,734
Income tax impact on non-GAAP adjustments(8)	574	474	2,145	831
Adjusted net loss	$(13,564)	$(5,768)	$(38,725)	$(11,317)
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of Loss per share to Adjusted Loss per Share
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loss per share	$(0.06)	$(0.03)	$(0.18)	$(0.06)
Adjustments per share:
Pension and OPEB plan expenses(1)	—	—	—	0.01
Rationalization expenses(2)	—	—	0.01	—
Rationalization-related expenses(3)	—	—	0.01	—
Non-cash (gains) losses on foreign currency remeasurement(4)	—	—	—	—
Stock-based compensation expense(5)	0.01	0.01	0.01	0.01
Proxy contest expenses(6)	—	—	—	—
Tax Receivable Agreement adjustment(7)	—	—	—	—
Total non-GAAP adjustments pre-tax per share	0.01	0.01	0.03	0.02
Income tax impact on non-GAAP adjustments per share(8)	—	—	—	—
Adjusted loss per share	$(0.05)	$(0.02)	$(0.15)	$(0.04)
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
(8)The tax impact on the non-GAAP adjustments is affected by their tax deductibility and the applicable jurisdictional tax rates.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of Net Loss to Adjusted EBITDA	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Net loss	$(14,752)	$(7,851)	$(45,621)	$(15,220)
Add:
Depreciation and amortization	14,319	15,322	28,202	26,099
Interest expense	15,609	13,907	31,235	26,713
Interest income	(1,853)	(242)	(3,377)	(614)
Income taxes	(592)	2,329	(4,793)	(575)
EBITDA	12,731	23,465	5,646	36,403
Adjustments:
Pension and OPEB plan expenses(1)	477	899	824	1,817
Rationalization expenses(2)	110	—	3,255	—
Rationalization-related expenses(3)	—	—	2,655	—
Non-cash (gains) losses on foreign currency remeasurement(4)	(928)	273	(1,090)	720
Stock-based compensation expense(5)	1,561	1,385	2,608	2,181
Proxy contest expenses(6)	542	—	752	—
Tax Receivable Agreement adjustment(7)	—	—	37	16
Adjusted EBITDA	$14,493	$26,022	$14,687	$41,137
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of Net Cash (Used in) Provided by Operating Activities to Free Cash Flow and Adjusted Free Cash Flow
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Net cash (used in) provided by operating activities	$(36,855)	$(9,024)	$(37,385)	$15,774
Capital expenditures	(6,979)	(14,518)	(17,490)	(39,789)
Free cash flow	(43,834)	(23,542)	(54,875)	(24,015)

Interest rate swap settlements(1)	—	23,823	—	27,453
Adjusted free cash flow	$(43,834)	$281	$(54,875)	$3,438
(1) Receipt of cash related to the monthly settlement of our interest rate swap contracts prior to their termination in the second quarter of 2023, as well as receipt of cash related to the termination of the interest rate swap contracts.

Reconciliation of Cost of Goods Sold to Cash Cost of Goods Sold per MT

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per MT amounts)
Cost of goods sold	$131,970	$157,216	$267,174	$269,861
Less:
Depreciation and amortization(1)	12,648	13,605	24,855	22,670
Cost of goods sold - by-products and other(2)	9,301	4,958	18,901	13,290
Rationalization-related expenses(3)	—	—	2,655	—
Cash cost of goods sold	110,021	138,653	220,763	233,901
Sales volume (in thousands of MT)	25.5	26.4	49.6	43.3
Cash cost of goods sold per MT	$4,315	$5,252	$4,451	$5,402
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
The outstanding foreign currency derivatives represented unrealized pre-tax net gains of $0.2 million and $0.1 million as of June 30, 2024 and December 31, 2023, respectively.
Sensitivity analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the underlying exposures as well as on the fair values of our derivatives. The sensitivity analysis for the derivatives represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction.
As of June 30, 2024, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease of $2.0 million or a corresponding increase of $2.0 million, respectively, in the fair value of the foreign currency hedge portfolio.
For further information related to the financial instruments described above, see Note 9, “Fair Value Measurements and Derivative Instruments” in the Notes to the Condensed Consolidated Financial Statements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a reporting company in the reports that it files or submits under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by it in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that these controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Arbitration
Since 2020, we have been involved in a number of arbitrations before the International Chamber of Commerce with a few customers who failed to perform under their LTAs or sought relief in respect of the LTAs. In particular, Aperam South America LTDA, Aperam Sourcing S.C.A., ArcelorMittal Sourcing S.C.A., and ArcelorMittal Brasil S.A. (collectively, the “Claimants”) initiated a single arbitration proceeding against two of the Company’s subsidiaries in the International Chamber of Commerce in June 2020. The Claimants argued, among other things, that they should not be required to comply with the terms of the LTAs that they signed due to an alleged drop in market prices for graphite electrodes in January 2020. Alternatively, the Claimants argued that they should not be required to comply with the LTAs that they signed due to alleged market circumstances at the time of execution. In June 2021, the Claimants filed their statement of claim, seeking approximately $61.0 million plus interest in monetary relief and/or reimbursement in respect of several fixed price LTAs that were executed between such subsidiaries and the Claimants in 2017 and 2018. On December 16, 2022, the Claimants revised their calculation of alleged damages to approximately $178.9 million including interest, with damages covering the period from the first quarter of 2020 through the end of the third quarter of 2022 and interest covering the period from June 2020 through December 16, 2022. In March 2023, an International Chamber of Commerce hearing was held before the party-appointed sole arbitrator with the Claimants, the Company, and witnesses in attendance. On March 31, 2023, the Claimants further revised their calculation of alleged damages to approximately $171.7 million, including interest, for the period covering the first quarter of 2020 through 2022. In June of 2023, the Claimants again revised their calculation of alleged damages to approximately $188.2 million, including interest, for the period covering the first quarter of 2020 through the first quarter of 2023. On April 16, 2024, we were formally notified that on March 14, 2024 the sole arbitrator appointed by the International Chamber of Commerce issued the final award in the arbitration in which he entirely dismissed all of the Claimants’ claims against the two Company subsidiaries, and ordered Claimants to pay an aggregate of approximately $9.2 million to the Company in legal fees and other related expenses, and ordered the Company to pay approximately $60,000 to the Claimants in legal fees and expenses. The Claimants paid the Company approximately $9.2 million during the second quarter of 2024, which is recorded in selling and administrative expenses on the Condensed Consolidated Statements of Operations.
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
Brazil Clause IV

Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees’ appeal in favor of GrafTech Brazil. The employees filed a further appeal and on September 12, 2022, we filed our response in opposition. We intend to vigorously defend our position. As of June 30, 2024, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Mexico VAT
In July 2019, the MTA opened an audit of the VAT filings of GrafTech Commercial Mexico for the period of January 1 to April 30, 2019. In September 2021, the MTA issued a tax assessment, claiming improper use of a certain VAT exemption rule for purchases from a foreign affiliate. As of June 30, 2024, the tax assessment for the four month period under audit amounted to approximately $28.0 million, including penalties, inflation and interest. Interest will continue to accrue up to five years from the date the corresponding VAT returns were filed and inflation will continue to accrue with the passage of time. GrafTech Commercial Mexico filed an administrative appeal against the tax assessment with the MTA’s appeals office. In November 2022, the MTA’s appeals office concluded its review and confirmed the tax assessment. GrafTech Commercial Mexico believes that the purchases from a foreign affiliate are exempt from VAT back-up withholding and in December 2022, GrafTech Commercial Mexico filed a Claim for Nullity with the Chamber Specialized in exclusive resolution of substance of the Federal Court of Administrative Justice. On February 17, 2023, the MTA filed the response to the nullity petition. On May 31, 2023, the court held a hearing to determine the scope of the issues to be decided in the proceedings. At the court’s request, GrafTech Commercial Mexico submitted formal pleadings on August 1, 2023. On January 8, 2024, the court ruled in GrafTech Commercial Mexico’s favor and annulled the tax assessment. On January 31, 2024, the MTA filed an appeal for review. On March 15, 2024, GrafTech Commercial Mexico filed the Tax Adhesive Appeal for Review before the Collegiate Court in Administrative Matters who has authority to hear the MTA’s appeal. The MTA’s appeal and the Adhesive appeal are still pending to be resolved.

In March 2022, the MTA opened another audit of the VAT filings of GrafTech Commercial Mexico for the period January 1 to December 31, 2018. In the proposed assessment received in January 2023, the MTA is alleging the same improper use of certain VAT exemption rules on purchases from a foreign affiliate and has provided notice of its intent to assess approximately $51.0 million, including penalties, inflation and interest. Interest would continue to accrue up to five years from the date the corresponding VAT returns were filed and inflation would continue to accrue with the passage of time. In Mexico, each tax assessment requires a separate claim. In the first quarter of 2023, GrafTech Commercial Mexico requested a conclusive agreement with the Mexican ombudsman (“PRODECON”) to reach a settlement with the MTA. The MTA responded to GrafTech Commercial Mexico’s request on May 30, 2023. On August 2, 2023, GrafTech Commercial Mexico

Table of PART II. OTHER INFORMATION (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
filed a motion exhibiting additional information and reaffirming its position. On September 22, 2023, the MTA responded to GrafTech Commercial Mexico’s motion. On October 2, 2023, GrafTech Commercial Mexico filed a motion requesting a formal meeting with the MTA and PRODECON, which occurred on November 14, 2023. During the meeting, the parties agreed that GrafTech Commercial Mexico will provide additional documentation and information to be evaluated by the MTA, and, on November 29, 2023, GrafTech Commercial Mexico filed the information requested. On January 24, 2024, the MTA filed its response. On that same day, GrafTech Commercial Mexico submitted before PRODECON the favorable ruling it obtained on January 8, 2024 in connection with the 2019 proceeding for the MTA’s consideration. On February 1, 2024, the MTA confirmed its position, holding that GrafTech Commercial Mexico was required to withhold the VAT. On March 20, 2024, a meeting was held at PRODECON where the parties confirmed their final positions. No agreement between the parties was reached, the conclusive agreement procedure came to an end, and the tax audit process resumed. On July 10, 2024, the MTA concluded the tax audit and determined that there is no tax deficiency to be assessed for the period January 1, 2018 to December 31, 2018.
As evidenced by the favorable court decision issued on January 8, 2024 with respect to the 2019 proceeding and the MTA’s conclusion of the tax audit for the 2018 proceeding, GrafTech Commercial Mexico’s application of the VAT exemption rules is appropriate and, accordingly, GrafTech Commercial Mexico does not believe that it is probable that it will incur a loss related to this matter for the 2019 proceeding under the MTA’s audit. The Company intends to vigorously defend its position in the 2019 proceeding.
Stockholder Class Action
On January 25, 2024, a stockholder of the Company filed a class action complaint on behalf of a putative class consisting of purchasers of GrafTech common stock between February 8, 2019 and August 3, 2023 in the United States District Court for the Northern District of Ohio. The complaint names the Company, certain past and present executive officers, and two entities associated with Brookfield as defendants. The complaint alleges that certain public filings and statements made by the Company contained material misrepresentations or omissions relating to the circumstances before and after the prior temporary suspension of the Company’s graphite electrode facility located in Monterrey, Mexico, in September 2022. The complaint seeks unspecified compensatory damages, costs and expenses, and unspecified equitable or injunctive relief. On May 15, 2024, the Court appointed the University of Puerto Rico Retirement System as the lead plaintiff. At this stage of the proceedings, it is too early to determine if the matter would reasonably be expected to have a material adverse effect on our financial condition.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in Part 1, Item 1A., “Risk Factors,” in our Annual Report on Form 10-K filed on February 14, 2024. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

Item 5. Other Information

None of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended June 30, 2024.

Table of PART II. OTHER INFORMATION (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1
Amended and Restated Certificate of Incorporation of GrafTech International Ltd. (incorporated by reference to Exhibit 3.1 to GrafTech International Ltd.’s Quarterly Report on Form 10-Q filed May 1, 2019).

3.2	Amended and Restated By-Laws of GrafTech International Ltd. (incorporated by reference to Exhibit 3.1 to GrafTech International Ltd.’s Current Report on Form 8-K filed November 14, 2023).

10.1*	CEO Offer Letter for Timothy K. Flanagan dated as of April 26, 2024.

31.1*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Timothy K. Flanagan, Chief Executive Officer and President (Principal Executive Officer).

31.2*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Catherine Hedoux-Delgado, Interim Chief Financial Officer and Treasurer (Principal Financial Officer).

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy K. Flanagan, Chief Executive Officer and President (Principal Executive Officer).

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Catherine Hedoux-Delgado, Interim Chief Financial Officer and Treasurer (Principal Financial Officer).

101	The following financial information from GrafTech International Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).

____________________________
*    Filed herewith
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	July 26, 2024	By:	/s/ Catherine Hedoux-Delgado
Catherine Hedoux-Delgado
Interim Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)