Form 10-Q
period 2024-09-30
GRAFTECH INTERNATIONAL LTD
filed 2024-11-12
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 18, 2024, 257,167,127 shares of common stock were outstanding.

Presentation of Financial, Market and Industry Data
We present our financial information on a consolidated basis. Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.
Certain market and industry data included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (the “Report”) has been obtained or derived from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications, government publications and third-party forecasts in conjunction with our assumptions about our markets. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources consented to the disclosure or use of data in this Report. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Cautionary Note Regarding Forward-Looking Statements” in this Report and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report on Form 10-K”) filed on February 14, 2024.
Cautionary Note Regarding Forward-Looking Statements
This Report may contain forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views with respect to, among other things, the proposed Transactions, short-term and long-term liquidity, expectations regarding the effect of the Transactions, financial projections, plans and objectives of management for future operations, and future economic performance. Examples of forward-looking statements include, among others, statements we make regarding future estimated volume, pricing and revenue, anticipated levels of capital expenditures and cost of goods sold, anticipated reduction in our costs resulting from our cost rationalization initiatives and one-time costs of implementation and guidance relating to adjusted EBITDA and free cash flow. You can identify these forward-looking statements by the use of forward-looking words such as “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “foresee,” “intend,” “should,” “would,” “could,” “target,” “goal,” “continue to,” “positioned to,” “are confident,” or the negative versions of those words or other comparable words. Any forward-looking statements contained in this Report are based upon our historical performance and on our current plans, estimates and expectations considering information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates, or expectations contemplated by us will be achieved. Our expectations and targets are not predictions of actual performance and historically our performance has deviated, often significantly, from our expectations and targets. These forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:
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
•past increases in benchmark interest rates and the fact that any future borrowings may subject us to interest rate risk;
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
These factors should not be construed as exhaustive and should be read in conjunction with the Risk Factors and other cautionary statements that are included in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (“SEC”). Additionally, there can be no assurances that the Transactions will be successfully consummated as they remain subject to the satisfaction of certain conditions precedent. The forward-looking statements made in this Report relate only to events as of the date on which the statements are made. Except as required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$141,406	$176,878
Accounts and notes receivable, net of allowance for doubtful accounts of $7,672 as of September 30, 2024 and $7,708 as of December 31, 2023	89,516	101,387
Inventories	266,459	330,146
Prepaid expenses and other current assets	60,611	66,382
Total current assets	557,992	674,793
Property, plant and equipment	933,502	920,444
Less: accumulated depreciation	436,815	398,330
Net property, plant and equipment	496,687	522,114
Deferred income taxes	36,599	31,542
Other assets	51,720	60,440
Total assets	$1,142,998	$1,288,889
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$55,112	$83,268
Long-term debt, current maturities	139	134
Accrued income and other taxes	10,085	10,022
Other accrued liabilities	79,906	91,702
Tax Receivable Agreement	1,949	5,417
Total current liabilities	147,191	190,543
Long-term debt	929,313	925,511
Other long-term obligations	47,760	55,645
Deferred income taxes	23,944	33,206
Tax Receivable Agreement long-term	3,788	5,737
Commitments and contingencies - Note 7
Stockholders’ (deficit) equity:
Preferred stock, par value $0.01, 300,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01, 3,000,000,000 shares authorized, 257,167,127 and 256,831,870 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2,572	2,568
Additional paid-in capital	753,796	749,527
Accumulated other comprehensive loss	(21,378)	(11,458)
Accumulated deficit	(743,988)	(662,390)
Total stockholders’ (deficit) equity	(8,998)	78,247
Total liabilities and stockholders’ (deficit) equity	$1,142,998	$1,288,889
See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$130,654	$158,992	$404,565	$483,355
Cost of goods sold	134,885	157,603	402,059	427,464
Lower of cost or market inventory valuation adjustment	7,843	—	11,916	—
Gross (loss) profit	(12,074)	1,389	(9,410)	55,891
Research and development	1,245	1,295	4,319	3,683
Selling and administrative expenses	13,060	18,231	33,435	58,933
Rationalization expenses	(99)	—	3,156	—
Operating loss	(26,280)	(18,137)	(50,320)	(6,725)

Other (income) expense, net	(285)	153	(1,769)	1,261
Interest expense	16,503	15,719	47,738	42,432
Interest income	(1,098)	(1,144)	(4,475)	(1,758)
Loss before income taxes	(41,400)	(32,865)	(91,814)	(48,660)
Income tax benefit	(5,332)	(10,244)	(10,125)	(10,819)
Net loss	$(36,068)	$(22,621)	$(81,689)	$(37,841)

Basic loss per common share:
Net loss per share	$(0.14)	$(0.09)	$(0.32)	$(0.15)
Weighted average common shares outstanding	257,694,799	257,090,113	257,568,237	256,987,778
Diluted loss per common share:
Net loss per share	$(0.14)	$(0.09)	$(0.32)	$(0.15)
Weighted average common shares outstanding	257,694,799	257,090,113	257,568,237	256,987,778

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Net loss	$(36,068)	$(22,621)	$(81,689)	$(37,841)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(16), $0, $29 and $0, respectively	10,308	(8,035)	(2,404)	(463)
Commodities, interest rate and foreign currency derivatives, net of tax benefit of $386, $1,218, $2,111 and $3,132, respectively	(1,315)	(2,906)	(7,516)	(9,079)
Other comprehensive income (loss), net of tax	8,993	(10,941)	(9,920)	(9,542)
Comprehensive loss	$(27,075)	$(33,562)	$(91,609)	$(47,383)

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flow from operating activities:
Net loss	$(81,689)	$(37,841)
Adjustments to reconcile net loss to cash (used in) provided by operations:
Depreciation and amortization	46,135	43,053
Deferred income tax benefit	(11,743)	(10,297)
Non-cash stock-based compensation expense	4,446	3,809
Non-cash interest expense	(3,578)	10,249
Lower of cost or market inventory valuation adjustment	11,916	—
Other adjustments	4,981	(3,278)
Net change in working capital*	29,711	64,833
Change in Tax Receivable Agreement	(5,417)	(4,631)
Change in long-term assets and liabilities	(8,438)	1,372
Net cash (used in) provided by operating activities	(13,676)	67,269
Cash flow from investing activities:
Capital expenditures	(21,517)	(48,287)
Proceeds from the sale of fixed assets	100	220
Net cash used in investing activities	(21,417)	(48,067)
Cash flow from financing activities:
Interest rate swap settlements	—	27,453
Debt issuance and modification costs	—	(8,133)
Proceeds from the issuance of long-term debt, net of original issuance discount	—	438,552
Principal payments on long-term debt	—	(433,708)
Payments for taxes related to net share settlement of equity awards	(82)	(129)
Dividends paid	—	(5,134)
Principal payments under finance lease obligations	(58)	(20)
Net cash (used in) provided by financing activities	(140)	18,881
Net change in cash and cash equivalents	(35,233)	38,083
Effect of exchange rate changes on cash and cash equivalents	(239)	83
Cash and cash equivalents at beginning of period	176,878	134,641
Cash and cash equivalents at end of period	$141,406	$172,807

* Net change in working capital due to changes in the following components:
Accounts and notes receivable, net	$11,201	$48,007
Inventories	50,105	69,258
Prepaid expenses and other current assets	2,810	4,974
Income taxes payable	(2,616)	(31,356)
Accounts payable and accruals	(48,666)	(43,391)
Interest payable	16,877	17,341
Net change in working capital	$29,711	$64,833

Net cash paid during the periods for:
Interest	$34,440	$1,470
Income taxes	$4,377	$36,471
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(7,334)	$(19,098)

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (Dollars in thousands, except per share data) (Unaudited)
	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance as of December 31, 2023	256,831,870	$2,568	$749,527	$(11,458)	$(662,390)	$78,247
Net loss	—	—	—	—	(30,869)	(30,869)
Other comprehensive loss:
Commodity, interest rate and foreign currency derivatives loss, net of tax of $17	—	—	—	(121)	—	(121)
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $1,135	—	—	—	(4,132)	—	(4,132)
Foreign currency translation adjustments, net of tax of $45	—	—	—	(6,472)	—	(6,472)
Total other comprehensive loss	—	—	—	(10,725)	—	(10,725)
Stock-based compensation	390,490	4	1,043	—	—	1,047
Payments for taxes related to net share settlement of equity awards	(61,185)	—	(173)	—	91	(82)
Balance as of March 31, 2024	257,161,175	$2,572	$750,397	$(22,183)	$(693,168)	$37,618
Net loss	—	—	—	—	(14,752)	(14,752)
Other comprehensive loss:
Interest rate and foreign currency derivatives loss, net of tax of $21	—	—	—	(151)	—	(151)
Interest rate and foreign currency derivatives reclassification adjustments, net of tax of $552	—	—	—	(1,797)	—	(1,797)
Foreign currency translation adjustments, net of tax of $0	—	—	—	(6,240)	—	(6,240)
Total other comprehensive loss	—	—	—	(8,188)	—	(8,188)
Stock-based compensation	5,952	—	1,561	—	—	1,561
Balance as of June 30, 2024	257,167,127	$2,572	$751,958	$(30,371)	$(707,920)	$16,239
Net loss	—	—	—	—	(36,068)	(36,068)
Other comprehensive income:
Interest rate and foreign currency derivatives income, net of tax of $(55)	—	—	—	363	—	363
Interest rate and foreign currency derivatives reclassification adjustments, net of tax of $441	—	—	—	(1,678)	—	(1,678)
Foreign currency translation adjustments, net of tax of $(16)	—	—	—	10,308	—	10,308
Total other comprehensive income	—	—	—	8,993	—	8,993
Stock-based compensation	—	—	1,838	—	—	1,838
Balance as of September 30, 2024	257,167,127	$2,572	$753,796	$(21,378)	$(743,988)	$(8,998)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (Dollars in thousands, except per share data) (Unaudited)
	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance as of December 31, 2022	256,597,342	$2,566	$745,164	$(8,070)	$(401,945)	$337,715
Net loss	—	—	—	—	(7,369)	(7,369)
Other comprehensive (loss) income:
Commodity, interest rate and foreign currency derivatives loss, net of tax of $67	—	—	—	(241)	—	(241)
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $886	—	—	—	(2,336)	—	(2,336)
Foreign currency translation adjustments, net of tax of $0	—	—	—	4,623	—	4,623
Total other comprehensive income	—	—	—	2,046	—	2,046
Stock-based compensation	104,533	1	795	—	—	796
Payments for taxes related to net share settlement of equity awards	(23,577)	—	(68)	—	(61)	(129)
Dividends paid ($0.01 per share)	—	—	—	—	(2,566)	(2,566)
Balance as of March 31, 2023	256,678,298	$2,567	$745,891	$(6,024)	$(411,941)	$330,493
Net loss	—	—	—	—	(7,851)	(7,851)
Other comprehensive income (loss):
Commodity, interest rate and foreign currency derivatives income, net of tax of $(146)	—	—	—	2,513	—	2,513
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $1,098	—	—	—	(6,109)	—	(6,109)
Foreign currency translation adjustments, net of tax of $0	—	—	—	2,949	—	2,949
Total other comprehensive loss	—	—	—	(647)	—	(647)
Stock-based compensation	117,170	1	1,384	—	—	1,385
Payments for taxes related to net share settlement of equity awards	(48)	—	—	—	—	—
Dividends paid ($0.01 per share)	—	—	—	—	(2,568)	(2,568)
Balance as of June 30, 2023	256,795,420	$2,568	$747,275	$(6,671)	$(422,360)	$320,812
Net loss	—	—	—	—	(22,621)	(22,621)
Other comprehensive loss:
Commodity, interest rate and foreign currency derivatives loss, net of tax of $80	—	—	—	(611)	—	(611)
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $1,138	—	—	—	(2,295)	—	(2,295)
Foreign currency translation adjustments of $0	—	—	—	(8,035)	—	(8,035)
Total other comprehensive loss	—	—	—	(10,941)	—	(10,941)
Stock-based compensation	12,480	—	1,628	—	—	1,628
Balance as of September 30, 2023	256,807,900	$2,568	$748,903	$(17,612)	$(444,981)	$288,878

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
The Company’s only reportable segment, Industrial Materials, is comprised of its two major product categories: graphite electrodes and petroleum needle coke products. Petroleum needle coke is our key raw material used in the production of graphite electrodes. The Company’s vision is to provide highly engineered graphite electrode products, services and solutions to EAF operators.
B. Basis of Presentation
The interim condensed consolidated financial statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The December 31, 2023 Consolidated Balance Sheet data included herein was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 14, 2024, but does not include all disclosures required by GAAP in audited financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the accompanying notes, contained in the Company’s Annual Report on Form 10-K.
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
The following table provides information about disaggregated revenue by type of product and contract, including our take or pay contracts with initial terms of three to five years (“LTA”) and short-term agreements and spot sales (“non-LTA”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Graphite Electrodes - LTAs	$22,697	$66,344	$85,386	$212,579
Graphite Electrodes - Non-LTAs	97,198	88,629	283,303	246,726
By-products and other	10,759	4,019	35,876	24,050
Total Revenues	$130,654	$158,992	$404,565	$483,355
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
We did not have any contract asset balances as of September 30, 2024 or December 31, 2023.
Current deferred revenue is included in “Other accrued liabilities” on the Condensed Consolidated Balance Sheets. The following table provides our contract liability balances as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Current deferred revenue	$18,002	$31,583
The amount of revenue recognized in the first nine months of 2024 that was included in the December 31, 2023 current deferred revenue balance was $19.3 million. The decrease in the current deferred revenue balance since December 31, 2023 is primarily due to revenue recognized in the current year, partially offset by customer prepayments.
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We recorded $85.4 million of LTA revenue in the nine months ended September 30, 2024, and we expect to record approximately $24.6 million to $34.6 million of LTA revenue for the remainder of 2024.
The remaining LTAs are defined as pre-determined fixed annual volume contracts. The actual revenue realized from these contracted volumes may vary in timing and total due to contract non-performance, force majeure notices and credit risk associated with certain customers facing financial challenges.
(3)Intangible Assets
The following table summarizes intangible assets with determinable useful lives by major category, which are included in “Other assets” on our Condensed Consolidated Balance Sheets:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Trade names	$22,500	$(18,025)	$4,475	$22,500	$(17,379)	$5,121
Technology and know-how	55,300	(47,976)	7,324	55,300	(45,746)	9,554
Customer-related intangibles	64,500	(40,002)	24,498	64,500	(36,802)	27,698
Total finite-lived intangible assets	$142,300	$(106,003)	$36,297	$142,300	$(99,927)	$42,373
Amortization expense for intangible assets was $2.0 million and $2.2 million in the three months ended September 30, 2024 and 2023, respectively, and $6.1 million and $7.1 million in the nine months ended September 30, 2024 and 2023, respectively. Amortization expense is expected to be approximately $1.9 million for the remainder of 2024, $7.3 million in 2025, $6.7 million in 2026, $6.1 million in 2027, $5.5 million in 2028 and $4.9 million in 2029.
(4)Debt and Liquidity
The following table presents our long-term debt:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
2020 Senior Secured Notes	500,000	500,000
2023 Senior Secured Notes	450,000	450,000
Other debt	140	139
Unamortized debt discount and issuance costs	(20,688)	(24,494)
Total debt	929,452	925,645
Less: Long-term debt, current portion	(139)	(134)
Long-term debt	$929,313	$925,511

The fair value of our debt was approximately $657.9 million and $676.6 million as of September 30, 2024 and December 31, 2023, respectively. The fair values were determined using Level 2 quoted market prices for the same or similar debt instruments.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2018 Term Loan and 2018 Revolving Credit Facility
In February 2018, the Company entered into a credit agreement (as amended, the “2018 Credit Agreement”), which provided for (i) a $2,250 million senior secured term facility (the “2018 Term Loan Facility”) after giving effect to the June 2018 amendment (the “First Amendment”) that increased the aggregate principal amount of the 2018 Term Loan Facility from $1,500 million to $2,250 million and (ii) a $330 million senior secured revolving credit facility after giving effect to the May 2022 amendment that increased the revolving commitments under the 2018 Credit Agreement by $80 million from $250 million (the “2018 Revolving Credit Facility”). GrafTech Finance Inc. (“GrafTech Finance”) was the sole borrower under the 2018 Term Loan Facility while GrafTech Finance, GrafTech Switzerland SA (“Swissco”) and GrafTech Luxembourg II S.à r.l. (“Luxembourg Holdco” and, together with GrafTech Finance and Swissco, the “Co-Borrowers”) are co-borrowers under the 2018 Revolving Credit Facility. The 2018 Revolving Credit Facility matures on May 31, 2027. The net proceeds from the 2023 Senior Secured Notes (as defined below) were used to repay outstanding borrowings under our 2018 Term Loan Facility. The availability under our 2018 Revolving Credit Facility was $112.4 million as of both September 30, 2024 and December 31, 2023. As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenant thereunder, our operating performance as of September 30, 2024 and December 31, 2023 resulted in a reduction of the availability under the facility. As of September 30, 2024 and December 31, 2023, there were no borrowings outstanding on the 2018 Revolving Credit Facility and there was $3.1 million of letters of credit drawn against the 2018 Revolving Credit Facility as of each date.
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
The 2018 Revolving Credit Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to GrafTech and restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The 2018 Revolving Credit Facility contains a financial covenant that requires GrafTech to maintain a senior secured first lien net leverage ratio not greater than 4.00 to 1.00 when the aggregate principal amount of borrowings under the 2018 Revolving Credit Facility and outstanding letters of credit issued under the 2018 Revolving Credit Facility (except for undrawn letters of credit in an aggregate amount equal to or less than $35.0 million), taken together, exceed 35% of the total amount of commitments under the 2018 Revolving Credit Facility. The 2018 Revolving Credit Facility also contains customary events of default. We were in compliance with all of our debt covenants as of September 30, 2024 and December 31, 2023.

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
The Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Finance, all outstanding 2020 Senior Secured Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding 2020 Senior Secured Notes may declare all of the 2020 Senior Secured Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of September 30, 2024 and December 31, 2023.
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
The 2023 Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Global Enterprises Inc., all outstanding 2023 Senior Secured Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding 2023 Senior Secured Notes may declare all of the 2023 Senior Secured Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of September 30, 2024 and December 31, 2023.
See Note 15, “Subsequent Event” for additional information.
(5)Inventories
Inventories are comprised of the following:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$92,735	$109,084
Work in process	140,649	186,473
Finished goods	33,075	34,589
Total	$266,459	$330,146
In the first nine months of 2024 and for the full year of 2023, we recorded lower of cost or market (“LCM”) inventory valuation adjustments of $11.9 million and $12.4 million, respectively, in order to state our inventories at market. As of September 30, 2024 and December 31, 2023, the carrying value of our inventory reflected a LCM reserve of $10.1 million and $12.4 million, respectively, due to the impact of these adjustments.
(6)Interest Expense
The following table presents the components of interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Interest incurred on debt	$17,111	$17,154	$51,316	$39,101
Accretion of original issue discount	521	526	1,562	2,002
Amortization of debt issuance costs	747	740	2,244	3,883
Amortization of interest rate swap deferred gains	(1,876)	(2,701)	(7,384)	(2,746)
Realized gain on termination of de-designated interest rate swap	—	—	—	(6,918)
Unrealized loss on de-designated interest rate swap	—	—	—	7,110
Total interest expense	$16,503	$15,719	$47,738	$42,432

The 2023 Senior Secured Notes and the 2020 Senior Secured Notes carry fixed interest rates of 9.875% and 4.625%, respectively.
In June 2023, the net proceeds from the issuance of the 2023 Senior Secured Notes were used to repay the $433.7 million of principal outstanding on the 2018 Term Loan Facility. The repayment of the 2018 Term Loan Facility was accounted for as a debt extinguishment and resulted in $1.2 million of accelerated accretion of the original issue discount and $1.9 million of accelerated amortization of debt issuance costs. The 2023 Senior Secured Notes were accounted for as new debt and the related discount and debt issuance costs were deferred.
In connection with the repayment of the 2018 Term Loan Facility in June 2023, we terminated the outstanding interest rate swap contracts that were in place to fix the cash flows associated with the risk in variability in the one-month USD London Interbank Offered Rate (“USD LIBOR”) for the 2018 Term Loan Facility. As a result of the swaps termination, we recorded realized gains of $6.9 million in interest expense relative to our de-designated swap and we deferred realized gains of

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$13.5 million into accumulated other comprehensive loss (“AOCL”) in connection with our designated swap. The gains deferred into AOCL for the designated swap were amortized into interest expense until August 2024, consistent with the term of the discontinued cash-flow hedging relationship.
See Note 4, “Debt and Liquidity” for details of our debt and Note 9, “Fair Value Measurements and Derivative Instruments” for additional details on our interest rate swaps and embedded derivative.

(7) Commitments and Contingencies
Legal Proceedings
We are involved in various investigations, lawsuits, claims, demands, labor disputes and other legal proceedings, including with respect to environmental and human exposure or other personal injury matters, arising out of or incidental to the conduct of our business. While it is not possible to determine the ultimate disposition of each of these matters and proceedings, we do not believe that their ultimate disposition will have a material adverse effect on our financial position, results of operations or cash flows. Additionally, we are involved in the following legal proceedings:
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
Brazil Clause IV
Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees’ appeal in favor of GrafTech Brazil. The employees filed a further appeal and on September 12, 2022, we filed our response in opposition. We intend to vigorously defend our position. As of September 30, 2024, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Stockholder Class Action
On January 25, 2024, a stockholder of the Company filed a class action complaint on behalf of a putative class consisting of purchasers of GrafTech common stock between February 8, 2019 and August 3, 2023 in the United States District Court for the Northern District of Ohio. The complaint names the Company, certain past and present executive officers, and three entities associated with Brookfield Corporation and its affiliates (together, “Brookfield”) as defendants. The complaint alleges that certain public filings and statements made by the Company contained material misrepresentations or omissions relating to the circumstances before and after the prior temporary suspension of the Company’s graphite electrode facility located in Monterrey, Mexico, in September 2022. The complaint seeks unspecified compensatory damages, costs and expenses, and unspecified equitable or injunctive relief. On May 15, 2024, the Court appointed the University of Puerto Rico Retirement System as the lead plaintiff. On October 7, 2024, the plaintiff filed an amended complaint. At this stage of the proceedings, it is too early to determine if the matter would reasonably be expected to have a material adverse effect on our financial condition.
Product Warranties
We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid and the related activity within the accrual for the nine months ended September 30, 2024, are presented below:

(Dollars in thousands)
Balance as of December 31, 2023	$77
Product warranty charges/adjustments	265
Payments and settlements	(123)
Balance as of September 30, 2024	$219
Tax Receivable Agreement
On April 23, 2018, the Company entered into the tax receivable agreement (“Tax Receivable Agreement”) that provides Brookfield as the sole stockholder prior to the Company’s initial public offering in April 2018 (the “IPO”), the right to receive future payments from us for 85% of the amount of cash savings, if any, in U.S. federal income tax and Swiss tax that we and our subsidiaries realize as a result of the utilization of the pre-IPO tax assets. In addition, we will pay interest on the payments we will make to Brookfield with respect to the amount of these cash savings from the due date (without extensions) of our tax return where we realize these savings to the payment date. On April 10, 2023, the Tax Receivable Agreement was amended and restated to change the applicable interest rate from LIBOR plus 1.00% per year to the one-month period secured overnight financing rate administered by the Federal Reserve Bank of New York plus 1.10%. The term of the Tax Receivable Agreement commenced on April 23, 2018 and will continue until there is no potential for any future tax benefit payments.
As of September 30, 2024, the total Tax Receivable Agreement liability was $5.7 million, of which $1.9 million was classified as current liability in Tax Receivable Agreement on the Condensed Consolidated Balance Sheets and $3.8 million was classified as a long-term liability in Tax Receivable Agreement long-term on the Condensed Consolidated Balance Sheets. As of December 31, 2023, the total Tax Receivable Agreement liability was $11.1 million, of which $5.4 million was classified as a current liability and $5.7 million was classified as a long-term liability.
Mexico Value-Added Tax (“VAT”)
In July 2019, the Mexican Tax Authority (“MTA”) opened an audit of the VAT filings of GrafTech Comercial de Mexico S. de R.L. de C.V. (“GrafTech Commercial Mexico”) for the period of January 1 to April 30, 2019. In September 2021, the MTA issued a tax assessment, claiming improper use of a certain VAT exemption rule for purchases from a foreign affiliate. As of September 30, 2024, the tax assessment for the four month period under audit amounted to approximately $26.7 million, including penalties, inflation and interest. Interest will continue to accrue up to five years from the date the

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

corresponding VAT returns were filed and inflation will continue to accrue with the passage of time. GrafTech Commercial Mexico filed an administrative appeal against the tax assessment with the MTA’s appeals office. In November 2022, the MTA’s appeals office concluded its review and confirmed the tax assessment. GrafTech Commercial Mexico believes that the purchases from a foreign affiliate are exempt from VAT back-up withholding and in December 2022, GrafTech Commercial Mexico filed a Claim for Nullity with the Chamber Specialized in exclusive resolution of substance of the Federal Court of Administrative Justice. On February 17, 2023, the MTA filed the response to the nullity petition. On May 31, 2023, the court held a hearing to determine the scope of the issues to be decided in the proceedings. At the court’s request, GrafTech Commercial Mexico submitted formal pleadings on August 1, 2023. On January 8, 2024, the court ruled in GrafTech Commercial Mexico’s favor and annulled the tax assessment. On January 31, 2024, the MTA filed an appeal for review. On March 15, 2024, GrafTech Commercial Mexico filed the Tax Adhesive Appeal for Review before the Collegiate Court in Administrative Matters who has authority to hear the MTA’s appeal. The MTA’s appeal and the Adhesive appeal are still pending to be resolved.
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
Brazil Income Tax Audit
On October 23, 2024, GrafTech Brasil Participações Ltda. received an income tax assessment notice from the Brazilian Internal Revenue Service (“IRS”) totaling approximately $32.8 million including approximately $19.5 million of interest and penalties, resulting from an audit carried out between 2023 and 2024, related to the period from 2019 to 2020. In this assessment, two issues were raised by the tax auditor. The first item disallowed the investment tax incentive (75% reduction of income tax), under the allegation that the Company did not have a negative tax debt certificate. The second disallowed the use of the VAT benefit (called Desenvolve) to increase the investment tax incentive. The Company believes that the IRS assessment is incorrect and does not believe that it is probable that it will incur a loss related to these matters. The Company intends to vigorously defend its position regarding both items.
(8) Income Taxes
We compute and apply to ordinary income or loss an estimated annual effective tax rate on a quarterly basis based on current and forecasted business levels and activities, including the mix of domestic and foreign results and enacted tax laws. The estimated annual effective tax rate is updated quarterly based on actual results and updated operating forecasts. Ordinary income or loss refers to income or loss before income taxes excluding significant, unusual or infrequently occurring items. The

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs as a discrete item of tax.

The following table summarizes the income tax benefit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Income tax benefit	$(5,332)	$(10,244)	$(10,125)	$(10,819)
Loss before income taxes	(41,400)	(32,865)	(91,814)	(48,660)
Effective tax rate	12.9%	31.2%	11.0%	22.2%
The effective tax rate for the third quarter and first nine months of 2024 and 2023 was different than the U.S. statutory tax rate of 21% primarily due to the mix of U.S. and foreign earnings, tax incentives and provisions of the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”).
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. All U.S. federal tax years prior to 2020 are generally closed by statute or have been audited and settled with the applicable domestic tax authorities. Other jurisdictions are generally closed for years prior to 2018.
We continue to assess the realization of our deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Examples of positive evidence would include a strong earnings history, an event or events that would increase our taxable income through a continued reduction of expenses, and tax planning strategies that would indicate an ability to realize deferred tax assets. In circumstances where the significant positive evidence does not outweigh the negative evidence in regards to whether or not a valuation allowance is required, we have established and maintained valuation allowances on those net deferred tax assets. There were no material changes to our valuation allowances in the first nine months of 2024.
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
In the first quarter of 2022, in connection with the partial repayment of principal on our 2018 Term Loan Facility and our probability assessment of the variable-rate debt remaining outstanding through the term of the swaps, we de-designated one interest rate swap contract with a $250.0 million notional amount, that matured in the third quarter of 2024. The fair value of the embedded derivative at the de-designation date was a gain of $6.6 million and was recorded in AOCL and was amortized into interest expense over the remaining life of the swap.
In the third quarter of 2022, we redeemed $67.0 million of our $250.0 million notional amount de-designated interest rate swap. The change in fair value of the de-designated embedded derivative in the first nine months of 2023 resulted in a loss of $7.1 million, and was recorded in interest expense in the Condensed Consolidated Statements of Operations.
In the second quarter of 2023, in connection with the repayment of the $433.7 million outstanding balance on our 2018 Term Loan Facility, we terminated our $183.0 million notional de-designated interest rate swap and our $250.0 million notional designated interest rate swap and received net cash of $20.4 million. The net cash received included a $23.1 million gain on the embedded derivatives, partially offset by a $2.8 million loss on the settlement of our debt host liability as of the termination date. The loss related to the settlement of the debt host liability was amortized into interest expense using the effective interest method through August 2024.
Out of the $23.1 million gain on the embedded derivatives, $6.9 million for the de-designated swap was recorded in interest expense and $16.2 million for the designated swap was recorded in AOCL and was amortized into interest expense using the effective interest method through August 2024.
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The notional amounts of our outstanding derivative instruments as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
	Notional Amount	Notional Amount
	(Dollars in thousands)
Derivative instruments designated as hedges:
Foreign currency derivatives	$7,068	$10,684

Derivative instruments not designated as hedges:
Foreign currency derivatives	$19,988	$41,863
The following table summarizes the fair value of our outstanding derivatives designated as hedges (on a gross basis) and balance sheet classification as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	Fair Value	Fair Value
	(Dollars in thousands)
Prepaid and other current assets
Foreign currency derivatives	$195	$386
Total	$195	$386
As of September 30, 2024, net realized pre-tax gains of $0.1 million related to our foreign currency derivatives were reported in AOCL and will be released to earnings within the next 12 months. No ineffectiveness expense was recorded in the third quarter or first nine months of 2024 or 2023. See the table below for amounts recognized on the effective portion of our commodity derivative contracts in the Condensed Consolidated Statement of Operations.
The pre-tax realized (gains) losses on designated cash flow hedges are recognized in the Statements of Operations when the hedged item impacts earnings and were as follows for the periods ended September 30, 2024 and 2023:

		Amount of Loss/(Gain) Recognized
	Location of Realized Loss/(Gain) Recognized in the Condensed Consolidated Statement of Operations	Three Months Ended September 30,
		2024	2023
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold	$(244)	$3,501
Commodity derivative contracts	Cost of goods sold	—	(4,234)
Interest rate swap contracts	Interest expense	(1,876)	(2,700)

		Amount of Loss/(Gain) Recognized
	Location of Realized Loss/(Gain) Recognized in the Condensed Consolidated Statement of Operations	Nine Months Ended September 30,
		2024	2023
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold	$111	$5,541
Commodity derivative contracts	Cost of goods sold	(2,462)	(11,521)
Interest rate swap contracts	Interest expense	(7,384)	(7,882)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pretax gains and losses on non-designated derivatives recognized in earnings were as follows:

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Condensed Consolidated Statement of Operations	Three Months Ended September,
		2024	2023
Derivatives not designated as hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold, other (income) expense, net	$(453)	$180

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Condensed Consolidated Statement of Operations	Nine Months Ended September 30,
		2024	2023
Derivatives not designated as hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold, other (income) expense, net	$(496)	$500
Interest rate swap contracts	Interest expense	—	(2,957)
The following table summarizes the fair value of our outstanding derivatives not designated as hedges (on a gross basis) and balance sheet classification as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	Fair Value	Fair Value
	(Dollars in thousands)
Prepaid and other current assets
Foreign currency derivatives	116	244

Other accrued liabilities
Foreign currency derivatives	(10)	(519)

Net asset (liability)	$106	$(275)

(10) Accumulated Other Comprehensive Loss
The balance in our Accumulated other comprehensive loss is set forth in the following table:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Foreign currency translation adjustments, net of tax	$(21,592)	$(19,188)
Commodity, interest rate, and foreign currency derivatives, net of tax	214	7,730
Total accumulated other comprehensive loss	$(21,378)	$(11,458)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) Loss per Share
We did not repurchase any shares of our common stock during the third quarter or first nine months of 2024 or 2023.
The following table presents a reconciliation of the numerator and denominator of basic and diluted loss per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share amounts)
Numerator for basic and diluted loss per share:
Net loss	$(36,068)	$(22,621)	$(81,689)	$(37,841)
Denominator:
Weighted average common shares outstanding for basic calculation	257,694,799	257,090,113	257,568,237	256,987,778
Weighted average common shares outstanding for diluted calculation	257,694,799	257,090,113	257,568,237	256,987,778
Basic loss per share	$(0.14)	$(0.09)	$(0.32)	$(0.15)
Diluted loss per share	$(0.14)	$(0.09)	$(0.32)	$(0.15)
Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding, which included 527,672 and 477,786 shares of participating securities in the three and nine months ended September 30, 2024, respectively, and 282,891 and 257,953 shares of participating securities in the three and nine months ended September 30, 2023, respectively. Diluted loss per share is calculated by dividing net loss by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted loss per share calculation for the three and nine months ended September 30, 2024 excludes the dilutive effect of approximately 26,925 and 50,695 shares, respectively, and 68,991 and 36,148 shares for the three and nine months ended September 30, 2023, respectively, primarily related to restricted stock units (“RSUs”), as their inclusion would have been anti-dilutive due to the Company’s net loss.
Additionally, the weighted average common shares outstanding for the diluted loss per share calculation excludes consideration of 5,566,426 and 4,907,705 equivalent shares for the three and nine months ended September 30, 2024, respectively, and 3,306,665 and 3,135,380 equivalent shares for the three and nine months ended September 30, 2023, respectively, as their effect would have been anti-dilutive.
(12) Stock-Based Compensation
The Human Resources and Compensation Committee of our Board of Directors granted 3,299,462 RSUs and 1,477,084 performance-based restricted stock units (“PSUs”) to our employees during the first nine months of 2024 under our Omnibus Equity Incentive Plan. Our electing non-employee directors received 214,857 deferred share units (“DSUs”), 112,994 RSUs and 282,486 deferred RSUs (“DRSUs”) during the nine months ended September 30, 2024 under our Omnibus Equity Incentive Plan.
We measure the fair value of grants of RSUs, DRSUs and DSUs based on the closing market price of a share of our common stock on the date of the grant (or if the market is not open for trading on such date, the immediately preceding day on which the market is open for trading). The weighted average fair value per share was $1.80 for RSUs granted to employees, $1.72 for RSUs and DRSUs granted to non-employee directors and $1.20 for DSUs granted to non-employee directors during the nine months ended September 30, 2024.
We measure the fair value of grants of PSUs using a Monte Carlo valuation. The weighted average fair value of the PSUs granted in the first nine months of 2024 was $1.06 per share and will be expensed over a vesting period of three years. The final payout to holders of PSUs will be based upon the Company’s total shareholder return relative to a peer group’s

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

performance measured at the end of each performance period. The final payout for PSUs granted in 2024 is subject to a 3.5x value cap.
In the three months ended September 30, 2024 and 2023, we recognized $1.8 million and $1.6 million, respectively, of stock-based compensation expense. The majority of the expense, $1.6 million and $1.5 million, respectively, was recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations, with the remaining expense recorded in cost of goods sold.
In the nine months ended September 30, 2024 and 2023, we recognized $4.4 million and $3.8 million, respectively, of stock-based compensation expense. The majority of the expense, $3.8 million and $3.5 million, respectively, was recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations, with the remaining expense recorded in cost of goods sold.
As of September 30, 2024, the unrecognized compensation cost related to the unvested portion of all stock-based awards was approximately $11.5 million and is expected to be recognized over the remaining vesting period of the respective grants.
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
As of September 30, 2024 and December 31, 2023, $5.9 million and $4.6 million, respectively, of SFP obligations were included in accounts payable on the Condensed Consolidated Balance Sheets and upon settlement, are reflected as cash flow from operating activities in the Condensed Consolidated Statements of Cash Flows.

(14) Rationalization Expenses
In the first quarter of 2024, we announced a set of initiatives designed to reduce our cost structure and optimize our manufacturing footprint. As part of these initiatives, we indefinitely suspended production activities at our St. Marys, Pennsylvania facility, with the exception of graphite electrode and pin machining. In addition, we indefinitely idled certain assets within our remaining graphite electrode manufacturing footprint. As a result, our graphite electrode production capacity has been reduced to approximately 178 thousand metric tons (“MT”) in 2024. In parallel, we adopted measures for additional overhead reductions to reduce our selling and administrative expenses. Collectively, these initiatives resulted in a reduction of our global headcount by approximately 130 employees, or 10% of our workforce. Rationalization charges of $3.2 million related to severance and contract terminations will be paid in cash and we expect the substantial majority to be paid by the end of the second quarter of 2025. Rationalization-related charges of $2.7 million represent the non-cash write-off of inventory and fixed assets. Substantially all charges relative to this plan were recorded during the first quarter of 2024 and wind-down activities were completed by the end of the second quarter of 2024.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes costs incurred related to these initiatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Recorded in Cost of Goods Sold
Inventory write-offs	$—	$—	$2,202	$—
Fixed asset write-offs	—	—	453	—
Total rationalization-related expenses	$—	$—	$2,655	$—

Recorded in Rationalization Expenses
Severance and related costs	$(99)	$—	$2,814	$—
Contract terminations	—	—	342	—
Total rationalization expenses	$(99)	$—	$3,156	$—
The following table presents a roll-forward of the liability incurred for employee termination benefits and contract termination costs incurred in connection with the rationalization initiatives described above.

	Balance Sheet Line Item
	Other Accrued Liabilities	Other Long-Term Obligations
	(Dollars in thousands)
Balance as of December 31, 2023	$—	$—
Charges incurred	2,444	712
Payments and settlements	(1,818)	(8)
Adjustments	378	(378)
Balance as of September 30, 2024	$1,004	$326

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(15) Subsequent Event
On November 12, 2024, the Company announced that it has entered into a commitment and consent letter (the “Commitment Letter”) with lenders holding all of its existing revolving commitments, an ad hoc group that holds over 81% of its existing secured bonds (the “Ad Hoc Group”), and a fronting lender to provide new debt financing and an extension of the maturities of its existing debt. Key terms of the Commitment Letter include:

•$175 million of new senior first lien term loans, funded at the transaction closing (the “Initial First Lien Term Loans”);
•commitments to fund an additional $100 million of new senior first lien term loans, which are available to be drawn for 19 months following the transaction closing, subject to the satisfaction or waiver of customary conditions precedent (the “Delayed Draw First Lien Term Loans” and, together with the Initial First Lien Term Loans, the “First Lien Term Loans”);
•the First Lien Term Loans would bear interest at a variable rate of the secured overnight financing rate plus 600 basis points and would mature on the fifth anniversary of the transaction closing;
•a commitment by the Ad Hoc Group to participate in an exchange offer by the Company of new senior second lien notes due 2029 in exchange for all of the Company’s outstanding $950 million senior secured notes due December 2028; and
•the Company’s existing revolving commitments would be replaced with $225 million of new first lien revolving commitments maturing in November 2028, subject to a springing maturity date based on inside maturities of existing debt.

These transactions are expected to provide additional liquidity to navigate near-term industry-wide challenges and are expected to close during the fourth quarter of 2024, subject to the satisfaction or waiver of a number of customary closing conditions.

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
The environmental and economic advantages of EAF steel production position both that industry and the graphite electrode industry for long-term growth.
We believe GrafTech’s leadership position and vertical integration are sustainable competitive advantages. The services and solutions we provide will position our customers and us for a better future.
Operational and Commercial Update
Sales volume for the third quarter of 2024 was 26.4 thousand metric tons (“MT”), consisting of 23.4 thousand MT of non-LTA volume and 3.0 thousand MT of LTA volume, and increased 9% compared to the third quarter of 2023.
For the third quarter of 2024, the weighted-average realized price for our non-LTA volume was approximately $4,100 per MT, a decrease of 24% compared to the third quarter of 2023, with the decline reflecting the persistent competitive pressures in the regions in which we operate. For our LTA volume, the weighted-average realized price was approximately $7,700 per MT for the third quarter of 2024, compared to $8,650 in the third quarter of 2023.
Production volume was 19.4 thousand MT in the third quarter of 2024, a decrease of 15% compared to the third quarter of 2023. The decline primarily reflected extended production shutdowns at our European graphite electrode manufacturing facilities during the third quarter of 2024, as was planned.
Management Changes
On August 13, 2024, the Company’s Board of Directors (the “Board”) appointed Rory O’Donnell to serve as Chief Financial Officer and Senior Vice President, effective as of September 3, 2024. Catherine Hedoux-Delgado, who served as the Company’s Interim Chief Financial Officer and Treasurer through September 2, 2024, has been serving as Vice President, Controller, since September 3, 2024.
Cost Rationalization and Footprint Optimization Plan Announced in February 2024
In the first quarter of 2024, we announced a set of initiatives designed to reduce our cost structure and optimize our manufacturing footprint. As part of these initiatives, we indefinitely suspended production activities at our St. Marys, Pennsylvania facility, with the exception of graphite electrode and pin machining. In addition, we indefinitely idled certain assets within our remaining graphite electrode manufacturing footprint. As a result, our graphite electrode production capacity has been reduced to approximately 178 thousand MT in 2024. In parallel, we adopted measures for additional overhead reductions to reduce our selling and administrative expenses. Collectively, these initiatives resulted in a reduction of our global headcount by approximately 130 employees, or 10% of our workforce. We continue to expect these initiatives will result in annualized cost savings of approximately $25.0 million, excluding the impact of one-time costs. Of the anticipated annualized cost savings, approximately $15.0 million are expected to be realized in cost of goods sold with the remainder in selling and administrative expenses.
Rationalization charges of $3.2 million related to severance and contract terminations will be paid in cash and we expect the substantial majority to be paid by the end of the second quarter of 2025. Rationalization-related charges of $2.7 million represent the non-cash write-off of inventory and fixed assets. Substantially all charges relative to this plan were recorded during the first quarter of 2024 and wind-down activities were completed at the end of the second quarter of 2024.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Outlook
We expect demand for graphite electrodes in the near term will remain weak, reflecting persistent challenges in the commercial environment as steel industry production remains constrained by global economic uncertainty. Given these trends, challenging pricing dynamics have persisted in most regions. As a result, we remain selective in the commercial opportunities we choose to pursue. Despite these headwinds, we expect a low double-digit percentage point year-over-year improvement in sales volume for the full year of 2024. Sales volume in the fourth quarter of 2024 is expected to be broadly in line with sales volume for the third quarter of 2024. For 2025, we expect another year of low double-digit percentage point sales volume growth. This performance reflects our compelling customer value proposition and our ongoing focus on delivering on the needs of our customers.
As it relates to costs, we now expect the year-over-year decline in our full-year 2024 cash cost of goods sold per MT to exceed our previous guidance of a mid-teen percentage point decline compared to 2023. Reflecting the continued progress we are making on our cost structure, we now anticipate a decline of approximately 20% for the full-year of 2024, compared to 2023, and we anticipate a further improvement in 2025. The significant improvement in our cost structure reflects (1) the deliberate actions we have taken to reduce our fixed manufacturing costs, (2) the benefit of additional actions we are taking to reduce our variable costs and (3) the anticipated year-over-year improvement in our sales and production volume levels. In addition, we continue to closely manage our working capital levels and capital expenditures. For 2024, we now expect the net impact of working capital will be favorable to our full-year cash flow performance. We continue to anticipate our full-year 2024 capital expenditures will be in the range of $35 million to $40 million.
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
(1) In thousands of MT
(2) In millions
(3) Estimated LTA revenue includes payments from customers that failed to meet certain obligations under their LTAs

We recorded 9.9 thousand MT of LTA volume and $85.4 million of LTA revenue in the first nine months of 2024 and we expect to record three thousand to four thousand MT of LTA volume and approximately $24.6 million to $34.6 million of LTA revenue for the remainder of 2024.
The remaining LTAs are defined as pre-determined fixed annual volume contracts. The actual revenue realized from these contracted volumes may vary in timing and total due to contract non-performance, force majeure notices and credit risk associated with certain customers facing financial challenges.
Capital Structure and Liquidity
As of September 30, 2024, we had liquidity of $253.8 million, consisting of cash and cash equivalents of $141.4 million and $112.4 million of availability under our 2018 Revolving Credit Facility. As of September 30, 2024, we had gross debt of $950.1 million.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

EBITDA, adjusted EBITDA, adjusted net loss and adjusted loss per share, which help us evaluate growth trends, establish budgets, assess operational efficiencies and evaluate our overall financial performance. Our key operating metrics consist of sales volume, production volume, production capacity and capacity utilization.

Key financial measures

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net sales	$130,654	$158,992	$404,565	$483,355
Net loss	(36,068)	(22,621)	(81,689)	(37,841)
Loss per share(1)	(0.14)	(0.09)	(0.32)	(0.15)
EBITDA(2)	(8,062)	(1,336)	(2,416)	35,067
Adjusted net loss(2)	(34,276)	(20,866)	(73,001)	(32,183)
Adjusted loss per share(1)(2)	(0.13)	(0.08)	(0.28)	(0.13)
Adjusted EBITDA(2)	(6,196)	919	8,491	42,056
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except utilization)	2024	2023	2024	2023
Sales volume (MT)	26.4	24.2	76.0	67.5
Production volume (MT)(1)	19.4	22.7	72.2	63.7
Production capacity (MT)(2)(3)	42.0	48.0	132.0	150.0
Capacity utilization(4)	46%	47%	55%	42%
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Results of Operations
The Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
The table presented in our period-over-period comparisons summarizes our Condensed Consolidated Statements of Operations and illustrates key financial indicators used to assess the consolidated financial results. Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report (“MD&A”), insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	Three Months Ended September 30,		Increase/ Decrease	% Change
	2024	2023
	(Dollars in thousands)

Net sales	$130,654	$158,992	$(28,338)	(18)%
Cost of goods sold	134,885	157,603	(22,718)	(14)%
Lower of cost or market inventory valuation adjustment	7,843	—	7,843	NM
Gross (loss) profit	(12,074)	1,389	(13,463)	(969)%
Research and development	1,245	1,295	(50)	(4)%
Selling and administrative expenses	13,060	18,231	(5,171)	(28)%
Rationalization expenses	(99)	—	(99)	NM
Operating loss	(26,280)	(18,137)	(8,242)	45%
Other (income) expense, net	(285)	153	(438)	(286)%
Interest expense	16,503	15,719	784	5%
Interest income	(1,098)	(1,144)	46	(4)%
Loss before income taxes	(41,400)	(32,865)	(8,634)	26%
Income tax benefit	(5,332)	(10,244)	4,912	(48)%
Net loss	$(36,068)	$(22,621)	$(13,546)	60%
NM = Not Meaningful.
Net sales decreased $28.3 million, or 18%, compared to the third quarter of 2023. The decline primarily reflected a decrease in the weighted-average realized price for volume derived from non-LTAs and a shift in the mix of our business from volume derived from LTAs to volume derived from non-LTAs. These factors were partially offset by higher overall sales volume.
Cost of goods sold decreased $22.7 million, or 14%, compared to the third quarter of 2023. The decrease was primarily due to the $15.7 million reduction of fixed manufacturing costs, that would have otherwise been inventoried, recorded in the third quarter of 2024, compared to the third quarter of 2023. Also, the LCM inventory valuation adjustments recorded at December 31, 2023 and in the first six months of 2024 generated a $2.9 million favorable impact to cost of goods sold in the third quarter of 2024. These decreases were partially offset by the impact of increased volume.
LCM inventory valuation adjustment represents an adjustment to inventory recorded in the third quarter of 2024. The net realizable value of certain of our inventories fell below their carrying amounts as of September 30, 2024, and as a result, we recorded a LCM inventory valuation adjustment of $7.8 million in order to state our inventories at market, as required by U.S. GAAP.
Selling and administrative expenses decreased $5.2 million, or 28%, compared to the third quarter of 2023, primarily due to decreased employee-related expenses driven by our cost rationalization and footprint optimization plan announced in February 2024, as well as reduced variable compensation expenses.
Interest expense increased $0.8 million, or 5%, compared to the third quarter of 2023 primarily due to a reduction in the amount of gains recognized related to our interest rate swaps that were terminated in the second quarter of 2023. See Note 6, “Interest Expense” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The following table summarizes the income tax benefit:

	Three Months Ended September 30,
	2024	2023
	(Dollars in thousands)

Income tax benefit	$(5,332)	$(10,244)
Loss before income taxes	(41,400)	(32,865)
Effective tax rate	12.9%	31.2%
The effective tax rate for the third quarter of 2024 and 2023 was different than the U.S. statutory tax rate of 21% primarily due to the mix of U.S. and foreign earnings, tax incentives and provisions of the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”).
The Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
The table presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout this MD&A, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	Nine Months Ended September 30,		Increase/ Decrease	% Change
	2024	2023
	(Dollars in thousands)

Net sales	$404,565	$483,355	$(78,790)	(16)%
Cost of goods sold	402,059	427,464	(25,405)	(6)%
Lower of cost or market inventory valuation adjustment	11,916	—	11,916	NM
Gross (loss) profit	(9,410)	55,891	(65,301)	(117)%
Research and development	4,319	3,683	636	17%
Selling and administrative expenses	33,435	58,933	(25,498)	(43)%
Rationalization expenses	3,156	—	3,156	NM
Operating loss	(50,320)	(6,725)	(43,595)	648%
Other (income) expense, net	(1,769)	1,261	(3,030)	(240)%
Interest expense	47,738	42,432	5,306	13%
Interest income	(4,475)	(1,758)	2,717	(155)%
Loss before income taxes	(91,814)	(48,660)	(43,154)	89%
Income tax benefit	(10,125)	(10,819)	694	NM
Net loss	$(81,689)	$(37,841)	$(43,848)	116%
NM = Not Meaningful.
Net sales decreased $78.8 million, or 16%, compared to the first nine months of 2023. The decline primarily reflected a decrease in the weighted-average realized price for volume derived from non-LTAs and a shift in the mix of our business from volume derived from LTAs to volume derived from non-LTAs. These factors were partially offset by a 13% increase in total sales volume in the first nine months of 2024, compared to the same period in 2023.
Cost of goods sold decreased $25.4 million, or 6%, compared to the first nine months of 2023, primarily due to the $29.6 million reduction of fixed manufacturing costs recorded in the first nine months of 2024, compared to the first nine months of 2023, that would have otherwise been inventoried. Also, the LCM inventory valuation adjustment recorded at December 31, 2023 and in the first six months of 2024 generated a $14.1 million favorable impact to cost of goods sold in the first nine months of 2024. These decreases were partially offset by the impact of increased volume.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

LCM inventory valuation adjustment represents an adjustment to inventory recorded in the first nine months of 2024. The net realizable value of certain of our inventories fell below their carrying amounts in the first nine months of 2024, and as a result, we recorded a LCM inventory valuation adjustment of $11.9 million in order to state our inventories at market.
Selling and administrative expenses decreased $25.5 million, or 43%, compared to the first nine months of 2023, primarily due to the $9.2 million reimbursement of legal fees in connection with the favorable outcome of an arbitration, as well as decreased selling and variable compensation expenses. See Note 7, “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for further discussion.
Rationalization expenses represent severance and contract termination costs related to the cost rationalization and footprint optimization plan announced in February 2024. See Note 14, “Rationalization Expenses” in the Notes to the Condensed Consolidated Financial Statements for further discussion.
Interest expense increased $5.3 million, or 13%, compared to the first nine months of 2023 primarily due to higher interest incurred on debt associated with our 2023 Senior Secured Notes that carry a fixed interest rate of 9.875%, partially offset by an increase of net gains recognized related to our interest rate swaps that were terminated in the second quarter of 2023. See Note 6, “Interest Expense” in the Notes to the Condensed Consolidated Financial Statements for further discussion.
The following table summarizes the income tax benefit:

	Nine Months Ended September 30,
	2024	2023
	(Dollars in thousands)
Income tax benefit	$(10,125)	$(10,819)
Loss before income taxes	(91,814)	(48,660)
Effective tax rate	11.0%	22.2%
The income tax benefit decreased in the first nine months of 2024 compared to the first nine months of 2023 due to the mix of U.S. and foreign earnings, tax incentives and provisions of the Tax Cuts and Jobs Act.
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
The impact of these changes in the average exchange rates of other currencies against the U.S. dollar on our net sales was an increase of $0.1 million for the third quarter of 2024 and a decrease of $0.7 million for the first nine months of 2024, compared to the same periods of 2023. The impact of these changes on our cost of goods sold was decreases of $5.1 million and $6.9 million for the third quarter of 2024 and first nine months of 2024, respectively, compared to the same periods of 2023.
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
We believe that we have adequate liquidity to meet our needs for at least the next twelve months. As of September 30, 2024, we had liquidity of $253.8 million, consisting of $112.4 million of availability under our 2018 Revolving Credit Facility, after giving effect to $3.1 million of letters of credit, and cash and cash equivalents of $141.4 million. As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenants thereunder (see below and Note 4, “Debt and Liquidity”), our operating performance as of September 30, 2024 resulted in a reduction of the availability under the facility. Although we do not anticipate the need to borrow against our 2018 Revolving Credit Facility in 2024, on November 12, 2024, we announced that the Company entered into a commitment letter to take certain actions with respect to its debt (the “Commitment Letter”). There can be no assurance that the Transactions contemplated by the Commitment Letter, which remain subject to satisfaction of closing conditions, will be successfully consummated in a timely fashion or at all. See Note 15, “Subsequent Event” in the Notes to the Condensed Consolidated Financial Statements for further discussion. We had long-term debt of $950.0 million and short-term debt of $0.1 million as of each of September 30, 2024 and December 31, 2023. As of December 31, 2023, we had liquidity of $289.3 million consisting of $112.4 million available under our 2018 Revolving Credit Facility and cash and cash equivalents of $176.9 million.
As of September 30, 2024 and December 31, 2023, $51.5 million and $77.6 million, respectively, of our cash and cash equivalents were located outside of the U.S. We repatriate funds from our foreign subsidiaries through dividends. All of our subsidiaries face the customary statutory limitation that distributed dividends cannot exceed the amount of retained and current earnings. Upon repatriation to the U.S., the foreign source portion of dividends we receive from our foreign subsidiaries are not subject to U.S. federal income tax because the amounts were either previously taxed or are exempted from tax by Section 245A of the Internal Revenue Service Code (the “Code”).
Our continued access to liquidity and capital resources and the cost of financing depends on multiple factors, including the execution of the transactions contemplated by the Commitment Letter, global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing, our ability to meet debt covenant requirements, our operating performance, financial outlook, demand for our products and our credit ratings. Global economic disruptions or declines could lead to further market disruption and potential increases to our funding costs. While the terms of our outstanding indebtedness allow us to incur additional debt, as described herein, we are subject to covenants that limit, among other things, our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, including secured indebtedness. If our credit ratings were to be downgraded, or financing sources were to become more limited or to ascribe higher risk to our rating levels or our industry, our access to capital and the cost of any financing would be negatively impacted. There is no guarantee that additional debt financing will be available in the future to fund our expenditures or obligations, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding. In addition, the terms of future debt agreements could include more restrictive covenants than those we are currently subject to, which could restrict our business operations.
Cash flow. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of tax and interest payments and other factors.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Debt Structure
2018 Term Loan and 2018 Revolving Credit Facility
In February 2018, the Company entered into the 2018 Credit Agreement, which provided for (i) the $2,250 million 2018 Term Loan Facility after giving effect to the First Amendment that increased the aggregate principal amount of the 2018 Term Loan Facility from $1,500 million to $2,250 million and (ii) the $330 million 2018 Revolving Credit Facility after giving effect to the May 2022 amendment that increased the revolving commitments under the 2018 Credit Agreement by $80 million from $250 million. GrafTech Finance is the sole borrower under the 2018 Term Loan Facility while GrafTech Finance, Swissco and GrafTech Luxembourg II S.à r.l. (“Luxembourg Holdco” and, together with GrafTech Finance and Swissco, the “Co-Borrowers”) are co-borrowers under the 2018 Revolving Credit Facility. The 2018 Revolving Credit Facility matures on May 31, 2027. The net proceeds from the 2023 Senior Secured Notes were used to repay outstanding borrowings under our 2018 Term Loan Facility. As of both September 30, 2024 and December 31, 2023, the availability under our 2018 Revolving Credit Facility was $112.4 million. As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenants thereunder, our operating performance as of September 30, 2024 and December 31, 2023 resulted in a reduction of the availability under the facility. As of September 30, 2024 and December 31, 2023, there were no borrowings outstanding on the 2018 Revolving Credit Facility and there was $3.1 million of letters of credit drawn against the 2018 Revolving Credit Facility as of each date.
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
The 2018 Revolving Credit Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to GrafTech and restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The 2018 Revolving Credit Facility contains a financial covenant that requires GrafTech to maintain a senior secured first lien net leverage ratio not greater than 4.00 to 1.00 when the aggregate principal amount of borrowings under the 2018 Revolving Credit Facility and outstanding letters of credit issued under the 2018 Revolving Credit Facility (except for undrawn letters of credit in an aggregate amount equal to or less than $35.0 million), taken together, exceed 35% of the total amount of commitments under the 2018 Revolving Credit Facility. The 2018 Revolving Credit Facility also contains customary events of default. We were in compliance with all of our debt covenants as of September 30, 2024 and December 31, 2023.
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
The Indenture contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, to incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, incur or suffer to exist liens securing indebtedness, make certain investments, engage in certain transactions with affiliates, consummate certain asset sales and effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets. The Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Finance, all outstanding 2020 Senior Secured Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding 2020 Senior Secured Notes may declare all of the 2020 Senior Secured Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of September 30, 2024 and December 31, 2023.
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
The 2023 Indenture contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, to incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, incur or suffer to exist liens securing indebtedness, make certain investments, engage in certain transactions with affiliates, consummate certain asset sales and effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets. The 2023 Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Global Enterprises Inc., all outstanding 2023 Senior Secured Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding 2023 Senior Secured Notes may declare all of the 2023 Senior Secured Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of September 30, 2024 and December 31, 2023.
Uses of Liquidity
In July 2019, our Board of Directors authorized a program to repurchase up to $100.0 million of our outstanding common stock. In November 2021, our Board of Directors authorized the repurchase of an additional $150.0 million of stock repurchases under this program. We may purchase shares from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18 plans. The amount and timing of repurchases are subject to a variety of factors including liquidity, stock price, applicable legal requirements, other business objectives and market conditions. In the first nine months of 2024, we did not repurchase any shares of our common stock. As of September 30, 2024, we had $99.0 million remaining under our stock repurchase authorization.
In the first and second quarters of 2023, we paid a quarterly dividend of $0.01 per share. On August 2, 2023, the Company’s Board of Directors elected to suspend the quarterly cash dividend of $0.01 per share. There can be no assurance that we will resume paying dividends in the future in these amounts or at all. Our Board of Directors may change the timing and amount of any future dividend payments, if reinstated, or eliminate the payment of future dividends in its sole discretion, without any prior notice to our stockholders. Our ability to pay dividends will depend upon many factors, including our financial position and liquidity, results of operations, legal requirements, restrictions that may be imposed by the terms of our current and future credit facilities and other debt obligations and other factors deemed relevant by our Board of Directors.
Potential uses of our liquidity (other than operations) include capital expenditures, debt repayments, dividends, share repurchases, and other general purposes. Any such potential uses of our liquidity may be funded by existing available liquidity, the incurrence of new secured or unsecured loans, capital market issuances, divestitures, joint ventures or equity investments. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn, including any recession, could significantly and negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost and availability of such financing.
In order to seek to minimize our credit risks, we may reduce our sales of, or refuse to sell (except for prepayment, cash on delivery or under letters of credit or parent guarantees), our products to some customers and potential customers. Our unrecovered trade receivables worldwide have not been material during the last two years individually or in the aggregate.
We manage our capital expenditures by taking into account quality, plant reliability, safety, environmental and regulatory requirements, prudent or essential maintenance requirements, global economic conditions, available capital resources, liquidity, long-term business strategy and return on invested capital for the relevant expenditures, cost of capital and return on invested capital of the Company as a whole and other factors.     Capital expenditures totaled $21.5 million in the nine months ended September 30, 2024. We continue to expect full-year capital expenditures to be in the range of $35.0 million to $40.0 million for 2024.
In the event that operating cash flows fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by increased borrowings under our 2018 Revolving Credit Facility, to the extent available, or other liquidity options described above. The Company also maintains access to credit and capital

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

markets and may incur additional debt or issue equity securities from time to time, which may provide an additional source of liquidity. However, there can be no guarantee that we would be able to access the credit or capital markets on commercially satisfactory terms or at all.
    Cash Flow
The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(13,676)	$67,269
Investing activities	(21,417)	(48,067)
Financing activities	(140)	18,881
Net change in cash and cash equivalents	$(35,233)	$38,083
Net cash (used in) provided by operating activities represented a $13.7 million use of cash in the first nine months of 2024 compared to a $67.3 million source of cash in the prior-year period. The decrease in operating cash flow was primarily due to the $43.8 million increased net loss in the first nine months of 2024 versus the first nine months of 2023. In addition, cash provided by working capital decreased $35.1 million. Cash flow provided by accounts receivable decreased $36.8 million in the first nine months of 2024, compared to the first nine months of 2023, primarily due to reduced sales. Cash flow provided by inventories decreased $19.2 million in the first nine months of 2024, compared to the first nine months of 2023, primarily due to reduced production costs in connection with our efforts to reduce manufacturing costs, as well as reduced quantities on-hand. Cash flow used for accounts payable and accruals increased $5.3 million in the first nine months of 2024 compared to the first nine months of 2023 primarily due to the timing of payments in the first nine months of 2024 versus the first nine months of 2023. Cash flow used for income taxes decreased $28.7 million in the first nine months of 2024 compared to the first nine months of 2023 driven by reduced federal tax payments made in the first nine months of 2024.
Net cash used in investing activities was $21.4 million in the nine months ended September 30, 2024 compared to $48.1 million in the nine months ended September 30, 2023. The decrease is primarily due to reduced capital expenditures.
Net cash (used in) provided by financing activities represented a $0.1 million use of cash for the first nine months of 2024 compared to a $18.9 million source of cash in the first nine months of 2023. Cash flow provided by financing activities in the first nine months of 2023 included $27.5 million cash received from the settlement of interest rate swaps partially offset by $8.1 million of cash used for debt issuance costs.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
We define free cash flow, a non-GAAP financial measure, as net cash provided by or used in operating activities less capital expenditures. We define adjusted free cash flow, a non-GAAP financial measure, as free cash flow adjusted by payments made or received from the settlement of interest rate swap contracts. We use free cash flow and adjusted free cash flow as critical measures in the evaluation of liquidity in conjunction with related GAAP amounts. We also use these measures when considering available cash, including for decision-making purposes related to dividends and discretionary investments. Further, these measures help management, the audit committee, and investors evaluate the Company's ability to generate liquidity from operating activities.
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
In evaluating these non-GAAP financial measures, you should be aware that in the future, we may incur expenses similar to the adjustments in the reconciliations presented below. Our presentations of these non-GAAP financial measures

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

should not be construed as suggesting that our future results will be unaffected by these expenses or any unusual or non‑recurring items. When evaluating our performance, you should consider these non-GAAP financial measures alongside other measures of financial performance and liquidity, including our net loss, loss per share, cash flow from operating activities, cost of goods sold, and other GAAP measures.
The following tables reconcile our non-GAAP financial measures to the most directly comparable GAAP measures:

Reconciliation of Net Loss to Adjusted Net Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)
Net loss	$(36,068)	$(22,621)	$(81,689)	$(37,841)

Diluted loss per common share:
Net loss per share	$(0.14)	$(0.09)	$(0.32)	$(0.15)
Weighted average shares outstanding	257,694,799	257,090,113	257,568,237	256,987,778

Adjustments, pre-tax:
Pension and OPEB plan expenses(1)	479	914	1,303	2,731
Rationalization expenses(2)	(99)	—	3,156	—
Rationalization-related expenses(3)	—	—	2,655	—
Non-cash (gains) losses on foreign currency remeasurement(4)	(352)	(287)	(1,442)	433
Stock-based compensation expense(5)	1,838	1,628	4,446	3,809
Proxy contest expenses(6)	—	—	752	—
Tax Receivable Agreement adjustment(7)	—	—	37	16
Total non-GAAP adjustments pre-tax	1,866	2,255	10,907	6,989
Income tax impact on non-GAAP adjustments(8)	74	500	2,219	1,331
Adjusted net loss	$(34,276)	$(20,866)	$(73,001)	$(32,183)
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
(5)Non-cash expense for stock-based compensation awards.
(6)Expenses associated with our proxy contest.
(7)Expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that have been utilized.
(8)The tax impact on the non-GAAP adjustments is affected by their tax deductibility and the applicable jurisdictional tax rates.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of Loss per share to Adjusted Loss per Share
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loss per share	$(0.14)	$(0.09)	$(0.32)	$(0.15)
Adjustments per share:
Pension and OPEB plan expenses(1)	—	—	0.01	0.01
Rationalization expenses(2)	—	—	0.01	—
Rationalization-related expenses(3)	—	—	0.01	—
Non-cash (gains) losses on foreign currency remeasurement(4)	—	—	—	—
Stock-based compensation expense(5)	0.01	0.01	0.02	0.02
Proxy contest expenses(6)	—	—	—	—
Tax Receivable Agreement adjustment(7)	—	—	—	—
Total non-GAAP adjustments pre-tax per share	0.01	0.01	0.05	0.03
Income tax impact on non-GAAP adjustments per share(8)	—	—	0.01	0.01
Adjusted loss per share	$(0.13)	$(0.08)	$(0.28)	$(0.13)
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
(5)Non-cash expense for stock-based compensation awards.
(6)Expenses associated with our proxy contest.
(7)Expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that have been utilized.
(8)The tax impact on the non-GAAP adjustments is affected by their tax deductibility and the applicable jurisdictional tax rates.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of Net Loss to Adjusted EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Net loss	$(36,068)	$(22,621)	$(81,689)	$(37,841)
Add:
Depreciation and amortization	17,933	16,954	46,135	43,053
Interest expense	16,503	15,719	47,738	42,432
Interest income	(1,098)	(1,144)	(4,475)	(1,758)
Income taxes	(5,332)	(10,244)	(10,125)	(10,819)
EBITDA	(8,062)	(1,336)	(2,416)	35,067
Adjustments:
Pension and OPEB plan expenses(1)	479	914	1,303	2,731
Rationalization expenses(2)	(99)	—	3,156	—
Rationalization-related expenses(3)	—	—	2,655	—
Non-cash (gains) losses on foreign currency remeasurement(4)	(352)	(287)	(1,442)	433
Stock-based compensation expense(5)	1,838	1,628	4,446	3,809
Proxy contest expenses(6)	—	—	752	—
Tax Receivable Agreement adjustment(7)	—	—	37	16
Adjusted EBITDA	$(6,196)	$919	$8,491	$42,056
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
(5)Non-cash expense for stock-based compensation awards.
(6)Expenses associated with our proxy contest.
(7)Expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that have been utilized.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of Net Cash Provided by (Used in) Operating Activities to Free Cash Flow and Adjusted Free Cash Flow
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$23,709	$51,495	$(13,676)	$67,269
Capital expenditures	(4,027)	(8,498)	(21,517)	(48,287)
Free cash flow	19,682	42,997	(35,193)	18,982

Interest rate swap settlements(1)	—	—	—	27,453
Adjusted free cash flow	$19,682	$42,997	$(35,193)	$46,435
(1) Receipt of cash related to the monthly settlement of our interest rate swap contracts prior to their termination in the second quarter of 2023, as well as receipt of cash related to the termination of the interest rate swap contracts.

Reconciliation of Cost of Goods Sold to Cash Cost of Goods Sold per MT

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per MT amounts)
Cost of goods sold	$134,885	$157,603	$402,059	$427,464
Less:
Depreciation and amortization(1)	16,281	15,291	41,136	37,961
Cost of goods sold - by-products and other(2)	7,806	430	26,707	13,720
Rationalization-related expenses(3)	—	—	2,655	—
Cash cost of goods sold	110,798	141,882	331,561	375,783
Sales volume (in thousands of MT)	26.4	24.2	76.0	67.5
Cash cost of goods sold per MT	$4,197	$5,863	$4,363	$5,567
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
The outstanding foreign currency derivatives represented unrealized pre-tax net gains of $0.3 million and $0.1 million as of September 30, 2024 and December 31, 2023, respectively.
Sensitivity analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the underlying exposures as well as on the fair values of our derivatives. The sensitivity analysis for the derivatives represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction.
As of September 30, 2024, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease of $1.7 million or a corresponding increase of $1.7 million, respectively, in the fair value of the foreign currency hedge portfolio.
For further information related to the financial instruments described above, see Note 9, “Fair Value Measurements and Derivative Instruments” in the Notes to the Condensed Consolidated Financial Statements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a reporting company in the reports that it files or submits under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by it in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings
We are involved in various investigations, lawsuits, claims, demands, labor disputes and other legal proceedings, including with respect to environmental and human exposure or other personal injury matters, arising out of or incidental to the conduct of our business. While it is not possible to determine the ultimate disposition of each of these matters and proceedings, we do not believe that their ultimate disposition will have a material adverse effect on our financial position, results of operations or cash flows. Additionally, we are involved in the following legal proceedings:
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
Administrative Proceeding
On November 17, 2022, the State Attorney’s Office for the Secretary of Environment issued a summons opening an administrative proceeding against GrafTech Mexico, citing the lack of an environmental impact authorization and environmental risk study with respect to the facility’s operations. The summons ordered GrafTech Mexico to submit an environmental impact authorization and risk study within 30 business days. GrafTech Mexico submitted its environmental impact authorization and risk study for the full site on November 25, 2022, and filed its response to the summons on December 2, 2022. On August 29, 2024, the State Attorney’s Office for the Secretary of Environment initiated the summary argument period providing GrafTech Mexico the opportunity to draft final arguments. GrafTech Mexico was notified of such initiation on September 5, 2024. GrafTech Mexico submitted its final summary arguments on September 10, 2024. On October 3, 2024, the State Attorney’s Office for the Secretary of Environment imposed a fine in the amount of approximately $37,152, using an exchange rate of 1 Mexican peso equals 0.051 United States dollars, for failure to have an environmental impact authorization at the time of the inspection that gave rise to the administrative proceeding. On November 5, 2024, GrafTech Mexico paid the fine under protest stating that an environmental impact authorization was not required because GrafTech Mexico began operations in 1960, such requirement to obtain an environmental impact authorization was introduced in the regulations in 1989, and requiring GrafTech Mexico to obtain an environmental impact authorization for all of its facilities, including those that have been operating since 1960, would constitute a retroactive application of such legislation.

Table of PART II. OTHER INFORMATION (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
Brazil Clause IV

Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees’ appeal in favor of GrafTech Brazil. The employees filed a further appeal and on September 12, 2022, we filed our response in opposition. We intend to vigorously defend our position. As of September 30, 2024, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Mexico VAT
In July 2019, the MTA opened an audit of the VAT filings of GrafTech Commercial Mexico for the period of January 1 to April 30, 2019. In September 2021, the MTA issued a tax assessment, claiming improper use of a certain VAT exemption rule for purchases from a foreign affiliate. As of September 30, 2024, the tax assessment for the four month period under audit amounted to approximately $26.7 million, including penalties, inflation and interest. Interest will continue to accrue up to five years from the date the corresponding VAT returns were filed and inflation will continue to accrue with the passage of time. GrafTech Commercial Mexico filed an administrative appeal against the tax assessment with the MTA’s appeals office. In November 2022, the MTA’s appeals office concluded its review and confirmed the tax assessment. GrafTech Commercial Mexico believes that the purchases from a foreign affiliate are exempt from VAT back-up withholding and in December 2022, GrafTech Commercial Mexico filed a Claim for Nullity with the Chamber Specialized in exclusive resolution of substance of the Federal Court of Administrative Justice. On February 17, 2023, the MTA filed the response to the nullity petition. On May 31, 2023, the court held a hearing to determine the scope of the issues to be decided in the proceedings. At the court’s request, GrafTech Commercial Mexico submitted formal pleadings on August 1, 2023. On January 8, 2024, the court ruled in GrafTech Commercial Mexico’s favor and annulled the tax assessment. On January 31, 2024, the MTA filed an appeal for review. On March 15, 2024, GrafTech Commercial Mexico filed the Tax Adhesive Appeal for Review before the Collegiate Court in Administrative Matters who has authority to hear the MTA’s appeal. The MTA’s appeal and the Adhesive appeal are still pending to be resolved.

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

Table of PART II. OTHER INFORMATION (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
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
Stockholder Class Action
On January 25, 2024, a stockholder of the Company filed a class action complaint on behalf of a putative class consisting of purchasers of GrafTech common stock between February 8, 2019 and August 3, 2023 in the United States District Court for the Northern District of Ohio. The complaint names the Company, certain past and present executive officers, and three entities associated with Brookfield as defendants. The complaint alleges that certain public filings and statements made by the Company contained material misrepresentations or omissions relating to the circumstances before and after the prior temporary suspension of the Company’s graphite electrode facility located in Monterrey, Mexico, in September 2022. The complaint seeks unspecified compensatory damages, costs and expenses, and unspecified equitable or injunctive relief. On May 15, 2024, the Court appointed the University of Puerto Rico Retirement System as the lead plaintiff. On October 7, 2024, the plaintiff filed an amended complaint. At this stage of the proceedings, it is too early to determine if the matter would reasonably be expected to have a material adverse effect on our financial condition.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in Part 1, Item 1A., “Risk Factors,” in our Annual Report on Form 10-K filed on February 14, 2024. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

Item 5. Other Information
None of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended September 30, 2024.

Table of PART II. OTHER INFORMATION (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1
Amended and Restated Certificate of Incorporation of GrafTech International Ltd. (incorporated by reference to Exhibit 3.1 to GrafTech International Ltd.’s Quarterly Report on Form 10-Q filed May 1, 2019).

3.2	Amended and Restated By-Laws of GrafTech International Ltd. (incorporated by reference to Exhibit 3.1 to GrafTech International Ltd.’s Current Report on Form 8-K filed November 14, 2023).

31.1*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Timothy K. Flanagan, Chief Executive Officer and President (Principal Executive Officer).

31.2*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Rory O’Donnell, Chief Financial Officer and Senior Vice President (Principal Financial Officer).

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy K. Flanagan, Chief Executive Officer and President (Principal Executive Officer).

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Rory O’Donnell, Chief Financial Officer and Senior Vice President (Principal Financial Officer).

101	The following financial information from GrafTech International Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ (Deficit) Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).

____________________________
*    Filed herewith
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	November 12, 2024	By:	/s/ Rory O’Donnell
Rory O’Donnell
Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)