Form 10-Q
period 2025-03-31
GRAFTECH INTERNATIONAL LTD
filed 2025-04-25
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 18, 2025, 258,112,957 shares of common stock were outstanding.

Presentation of Financial, Market and Industry Data
We present our financial information on a consolidated basis. Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.
Certain market and industry data included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (the “Report”) has been obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications, government publications and third-party forecasts in conjunction with our assumptions about our markets. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources has consented to the disclosure or use of data in this Report. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Cautionary Note Regarding Forward-Looking Statements” in this Report and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report on Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 14, 2025.
Cautionary Note Regarding Forward-Looking Statements
This Report may contain forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views with respect to, among other things, financial projections, plans and objectives of management for future operations, future economic performance and short-term and long-term liquidity. Examples of forward-looking statements include, among others, statements we make regarding future estimated volume, pricing and revenue, and anticipated levels of capital expenditures and cost of goods sold. You can identify these forward-looking statements by the use of forward-looking words such as “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “foresee,” “intend,” “should,” “would,” “could,” “target,” “goal,” “continue to,” “positioned to,” “are confident,” or the negative versions of those words or other comparable words. Any forward-looking statements contained in this Report are based upon our historical performance and on our current plans, estimates and expectations considering information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates, or expectations contemplated by us will be achieved. Our expectations and targets are not predictions of actual performance and historically our performance has deviated, often significantly, from our expectations and targets. These forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:
•our dependence on the global steel industry generally and the electric arc furnace (“EAF”) steel industry in particular;
•the cyclical nature of our business and the selling prices of our products, which may decline in the future, and may lead to prolonged periods of reduced profitability and net losses or adversely impact liquidity;
•the sensitivity of our business and operating results to economic conditions, including any recession, and the possibility others may not be able to fulfill their obligations to us in a timely fashion or at all;
•the possibility that we may be unable to implement our business strategies in an effective manner, including our ability to effectively implement price increases;
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
•the possibility that the imposition of new or increases of existing custom duties and other tariffs in the countries in which we, our customers and our suppliers operate could adversely affect our operations and results of operations;
•the possibility that our indebtedness could limit our financial and operating activities or that our cash flows may not be sufficient to service our indebtedness;

•past increases in benchmark interest rates and the fact that any current or future borrowings may subject us to interest rate risk;
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
These factors should not be construed as exhaustive and should be read in conjunction with the Risk Factors and other cautionary statements that are included in our Annual Report on Form 10-K and other filings with the SEC. The forward-looking statements made in this Report relate only to events as of the date on which the statements are made. Except as required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. You should specifically consider the factors identified in this Report and in our Annual Report on Form 10-K that could cause actual results to differ before making an investment decision to purchase our common stock. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$214,283	$256,248
Accounts and notes receivable, net of allowance for doubtful accounts of $6,571 as of March 31, 2025 and $7,114 as of December 31, 2024	89,596	93,576
Inventories	254,267	231,241
Prepaid expenses and other current assets	60,397	55,732
Total current assets	618,543	636,797
Property, plant and equipment	928,407	910,247
Less: accumulated depreciation	446,987	427,548
Net property, plant and equipment	481,420	482,699
Deferred income taxes	60,309	53,139
Other assets	47,481	51,639
Total assets	$1,207,753	$1,224,274
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$70,555	$72,833
Accrued income and other taxes	9,203	9,642
Other accrued liabilities	49,818	53,362
Interest payable	19,004	2,070
Tax Receivable Agreement	—	2,022
Total current liabilities	148,580	139,929
Long-term debt	1,088,863	1,086,915
Other long-term obligations	47,712	48,559
Deferred income taxes	24,136	23,971
Tax Receivable Agreement long-term	3,802	3,802
Commitments and contingencies - Note 8
Stockholders’ deficit:
Preferred stock, par value $0.01, 300,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01, 3,000,000,000 shares authorized, 258,112,957 and 257,263,710 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2,581	2,572
Additional paid-in capital	755,344	755,338
Accumulated other comprehensive loss	(30,813)	(43,359)
Accumulated deficit	(832,452)	(793,453)
Total stockholders’ deficit	(105,340)	(78,902)
Total liabilities and stockholders’ deficit	$1,207,753	$1,224,274
See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$111,839	$136,584
Cost of goods sold	110,765	135,204
Lower of cost or market inventory valuation adjustment	2,783	2,692
Gross loss	(1,709)	(1,312)
Research and development	1,879	1,627
Selling and administrative expenses	14,622	15,277
Rationalization expenses	—	3,145
Operating loss	(18,210)	(21,361)

Other expense (income), net	447	(393)
Interest expense	29,841	15,626
Interest income	(1,935)	(1,524)
Loss before income taxes	(46,563)	(35,070)
Income tax benefit	(7,212)	(4,201)
Net loss	$(39,351)	$(30,869)

Basic loss per common share:
Net loss per share	$(0.15)	$(0.12)
Weighted average common shares outstanding	258,369,101	257,399,365
Diluted loss per common share:
Net loss per share	$(0.15)	$(0.12)
Weighted average common shares outstanding	258,369,101	257,399,365

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Net loss	$(39,351)	$(30,869)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0 and $45, respectively	12,596	(6,472)
Commodities, interest rate and foreign currency derivatives, net of tax benefit of $7 and $1,152, respectively	(50)	(4,253)
Other comprehensive income (loss), net of tax	12,546	(10,725)
Comprehensive loss	$(26,805)	$(41,594)

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities:
Net loss	$(39,351)	$(30,869)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	13,783	13,883
Deferred income tax benefit	(7,310)	(4,581)
Non-cash stock-based compensation expense	580	1,047
Non-cash interest expense	1,948	(1,469)
Lower of cost or market inventory valuation adjustment	2,783	2,692
Other adjustments	3,066	1,122
Net change in working capital*	(5,663)	23,062
Change in Tax Receivable Agreement	(2,022)	(5,417)
Net cash used in operating activities	(32,186)	(530)
Cash flow from investing activities:
Capital expenditures	(10,281)	(10,511)
Proceeds from the sale of fixed assets	29	3
Net cash used in investing activities	(10,252)	(10,508)
Cash flow from financing activities:
Payments for taxes related to net share settlement of equity awards	(213)	(82)
Principal payments under finance lease obligations	(24)	(16)
Net cash used in financing activities	(237)	(98)
Net change in cash and cash equivalents	(42,675)	(11,136)
Effect of exchange rate changes on cash and cash equivalents	710	(552)
Cash and cash equivalents at beginning of period	256,248	176,878
Cash and cash equivalents at end of period	$214,283	$165,190

* Net change in working capital due to changes in the following components:
Accounts and notes receivable, net	$5,396	$8,575
Inventories	(23,371)	25,328
Prepaid expenses and other current assets	(3,860)	4,313
Income taxes payable	(866)	(2,433)
Accounts payable and accruals	103	(29,598)
Interest payable	16,935	16,877
Net change in working capital	$(5,663)	$23,062

Net cash paid during the periods for:
Interest	$5,593	$216
Income taxes	$1,683	$2,569
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(5,303)	$(6,936)

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (Dollars in thousands, except per share data) (Unaudited)
	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance as of December 31, 2024	257,263,710	$2,572	$755,338	$(43,359)	$(793,453)	$(78,902)
Net loss	—	—	—	—	(39,351)	(39,351)
Other comprehensive income:
Foreign currency derivatives loss, net of tax of $0	—	—	—	—	—	—
Foreign currency derivatives reclassification adjustments, net of tax of $7	—	—	—	(50)	—	(50)
Foreign currency translation adjustments, net of tax of $0	—	—	—	12,596	—	12,596
Total other comprehensive income	—	—	—	12,546	—	12,546
Stock-based compensation	1,048,789	9	571	—	—	580
Payments for taxes related to net share settlement of equity awards	(199,542)	—	(565)	—	352	(213)
Balance as of March 31, 2025	258,112,957	$2,581	$755,344	$(30,813)	$(832,452)	$(105,340)

Balance as of December 31, 2023	256,831,870	$2,568	$749,527	$(11,458)	$(662,390)	$78,247
Net loss	—	—	—	—	(30,869)	(30,869)
Other comprehensive loss:
Commodity, interest rate and foreign currency derivatives loss, net of tax of $17	—	—	—	(121)	—	(121)
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $1,135	—	—	—	(4,132)	—	(4,132)
Foreign currency translation adjustments, net of tax of $45	—	—	—	(6,472)	—	(6,472)
Total other comprehensive loss	—	—	—	(10,725)	—	(10,725)
Stock-based compensation	390,490	4	1,043	—	—	1,047
Payments for taxes related to net share settlement of equity awards	(61,185)	—	(173)	—	91	(82)
Balance as of March 31, 2024	257,161,175	$2,572	$750,397	$(22,183)	$(693,168)	$37,618

See accompanying Notes to the Condensed Consolidated Financial Statements

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)Organization and Summary of Significant Accounting Policies
A. Organization
GrafTech International Ltd. (the “Company” or “GrafTech”) is a leading manufacturer of high-quality graphite electrode products essential to the production of electric arc furnace (“EAF”) steel and other ferrous and non-ferrous metals. References herein to “GTI,” “we,” “our,” or “us” refer collectively to the Company and its subsidiaries. The Company’s common stock is listed on the NYSE under the symbol “EAF.”
The Company’s only reportable segment, Industrial Materials, is comprised of its two major product categories: graphite electrodes and petroleum needle coke products. Petroleum needle coke is our key raw material used in the production of graphite electrodes. The Company’s vision is to provide highly engineered graphite electrode products, services and solutions to EAF operators.
B. Basis of Presentation
The interim condensed consolidated financial statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The December 31, 2024 Consolidated Balance Sheet data included herein was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K, but does not include all disclosures required by GAAP in audited financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the accompanying notes, contained in the Company’s Annual Report on Form 10-K.
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
Items previously reported in "other adjustments” and “change in long-term assets and liabilities” have been condensed into the “other adjustments” line item within the Condensed Consolidated Statements of Cash Flows to conform to the current presentation.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
C. New Accounting Standards
Recently Adopted Accounting Standards
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024. Adoption of this ASU will result in additional disclosure in our Annual Report on Form 10-K for the year ended December 31, 2025 but will not impact our consolidated financial position, results of operations or cash flows.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
(2)     Revenue from Contracts with Customers
Disaggregation of Revenue
The following table provides information about disaggregated revenue by type of product:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Graphite Electrodes	$101,262	$123,987
By-products and other	10,577	12,597
Total Revenues	$111,839	$136,584
In the first quarter of 2025, the Company updated its presentation of disaggregated revenue to align with how management evaluates its top-line commercial and financial performance. Due to the immaterial amount of remaining take or pay contracts with initial terms of three to five years (“LTAs”), we no longer show these revenues as a separate line item.
Contract Balances
Substantially all of the Company’s receivables relate to contracts with customers. Accounts receivables are recorded when the right to consideration becomes unconditional. Payment terms on invoices range from 20 to 120 days depending on the customary business practices of the jurisdictions in which we do business.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We did not have any contract asset balances as of March 31, 2025 or December 31, 2024.
Deferred revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations.
Deferred revenue is included in “Other accrued liabilities” on the Condensed Consolidated Balance Sheets. The timing of revenue recognition, billings, and cash collections resulted in a deferred revenue balance of $11.2 million as of March 31, 2025 and December 31, 2024.
(3)         Segment Reporting

Our Industrial Materials segment, our only operating and reportable segment, manufactures high-quality graphite electrodes essential to the production of EAF steel and other ferrous and non-ferrous metals. Petroleum needle coke, a crystalline form of carbon derived from decant oil, is a key raw material used in the production of graphite electrodes. We utilize the majority of the needle coke that we produce internally to manufacture our graphite electrodes and as a result approximately 91% of our revenues from external customers are derived from the sale of graphite electrodes.

Our chief operating decision maker is our chief executive officer. The chief operating decision maker assesses performance for our Industrial Materials segment and decides how to allocate resources based on net income or losses, which are reported on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The chief operating decision maker uses net loss to evaluate growth trends, establish budgets, assess operational efficiencies and evaluate our overall financial performance.
The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Net sales	$111,839	$136,584
Cash cost of goods sold(1)	90,206	110,742
Other segment expenses	20,559	24,462
Lower of cost or market inventory valuation adjustment	2,783	2,692
Research and development	1,879	1,627
Selling and administrative expenses	14,622	15,277
Rationalization expenses	—	3,145
Other expense (income), net	447	(393)
Interest expense	29,841	15,626
Interest income	(1,935)	(1,524)
Income tax benefit	(7,212)	(4,201)
Net loss	$(39,351)	$(30,869)

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
(4)     Intangible Assets
The following table summarizes intangible assets with determinable useful lives by major category, which are included in “Other assets” on our Condensed Consolidated Balance Sheets:

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Trade names	$22,500	$(18,427)	$4,073	$22,500	$(18,226)	$4,274
Technology and know-how	55,300	(49,249)	6,051	55,300	(48,613)	6,687
Customer-related intangibles	64,500	(42,123)	22,377	64,500	(41,063)	23,437
Total finite-lived intangible assets	$142,300	$(109,799)	$32,501	$142,300	$(107,902)	$34,398
Amortization expense for intangible assets was $1.9 million and $2.1 million in the three months ended March 31, 2025 and 2024, respectively. Amortization expense is expected to be approximately $5.4 million for the remainder of 2025, $6.7 million in 2026, $6.1 million in 2027, $5.5 million in 2028, $4.9 million in 2029 and $2.9 million in 2030.
(5)     Debt and Liquidity
The following table presents our long-term debt:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Initial First Lien Term Loans due 2029	175,000	175,000
Existing 4.625% Senior Notes due 2028	1,755	1,755
New 4.625% Second Lien Notes due 2029	498,245	498,245
Existing 9.875% Senior Notes due 2028	3,833	3,833
New 9.875% Second Lien Notes due 2029	446,167	446,167
Unamortized debt discount and issuance costs	(36,137)	(38,085)
Total long-term debt	$1,088,863	$1,086,915

The fair value of our debt was approximately $875.9 million and $905.8 million as of March 31, 2025 and December 31, 2024, respectively. The fair values were determined using Level 1 quoted market prices for the same or similar debt instruments.
Initial First Lien Term Loan Facility; Delayed Draw First Lien Term Loan Facility
As of March 31, 2025 and December 31, 2024, we did not have any borrowings under our Delayed Draw First Lien Term Loan Facility, with $100 million available as of the end of each period.
2018 Term Loan and 2018 Revolving Credit Facility
As of March 31, 2025 and December 31, 2024, the availability under our 2018 Revolving Credit Facility was $106.6 million and $108.0 million, respectively. As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenant thereunder, our operating performance as of March 31, 2025 and December 31, 2024 resulted in our inability to access the full amount of commitments under the facility. As of March 31, 2025 and December 31, 2024, there were no borrowings outstanding on the 2018 Revolving Credit Facility and there was $8.8 million and $7.4 million of letters of credit drawn against the 2018 Revolving Credit Facility as of each date, respectively.
As of March 31, 2025 and December 31, 2024, there were no outstanding term loans under the 2018 Term Loan Facility.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We were in compliance with all of our debt covenants as of March 31, 2025 and December 31, 2024.
(6)     Inventories
Inventories are comprised of the following:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$87,205	$78,386
Work in process	133,933	122,590
Finished goods	33,129	30,265
Total	$254,267	$231,241
In the first quarter of 2025, we recorded a lower of cost or market (“LCM”) inventory valuation adjustment of $2.8 million in order to state our inventories at the lower of cost or market.
(7)     Interest Expense
The following table presents the components of interest expense:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Interest incurred on debt	$22,532	$17,095
Accretion of original issue discount	1,267	520
Amortization of debt issuance costs	681	748
Debt modification costs	5,361	—
Amortization of interest rate swap deferred gains	—	(2,737)
Total interest expense	$29,841	$15,626
The financing transactions entered into in 2024 (described in further detail in Note 5, “Debt and Liquidity”) were accounted for as a modification of the existing debt under ASC 470-50, Debt—Modifications and Extinguishments.
The Company incurred $5.4 million of fees and expenses related to post-closure costs attributable to the modification, which were expensed as incurred in the first quarter of 2025 and are included in Interest expense on the Condensed Consolidated Statements of Operations.
The Existing 9.875% Notes and the New 9.875% Notes carry fixed interest rates of 9.875%. The Existing 4.625% Notes and the New 4.625% Notes carry fixed interest rates of 4.625%. The Initial First Lien Term Loan had an effective interest rate of 10.30% as of March 31, 2025.
See Note 5, “Debt and Liquidity” for details of our debt.

(8)     Commitments and Contingencies
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
Brazil Clause IV
Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees’ appeal in favor of GrafTech Brazil. The employees filed a further appeal and on September 12, 2022, we filed our response in opposition. We intend to vigorously defend our position. As of March 31, 2025, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Stockholder Class Action
On January 25, 2024, a stockholder of the Company filed a class action complaint on behalf of a putative class consisting of purchasers of GrafTech common stock between February 8, 2019 and August 3, 2023 in the United States District Court for the Northern District of Ohio. The complaint names the Company, certain past and present executive officers, and three entities associated with Brookfield Corporation and its affiliates (together, “Brookfield”) as defendants. The complaint alleges that certain public filings and statements made by the Company contained material misrepresentations or omissions relating to the circumstances before and after the prior temporary suspension of the Company’s graphite electrode facility located in Monterrey, Mexico, in September 2022. The complaint seeks unspecified compensatory damages, costs and expenses, and unspecified equitable or injunctive relief. On May 15, 2024, the Court appointed the University of Puerto Rico Retirement System as the lead plaintiff. On October 7, 2024, the plaintiff filed an amended complaint. At this stage of the proceedings, it is too early to determine if the matter would reasonably be expected to have a material adverse effect on our financial condition. On December 6, 2024, the Company filed a motion to dismiss the complaint. The plaintiff filed a memorandum in opposition to the motion to dismiss on February 3, 2025. On March 17, 2025, the Company filed its reply brief. A status conference is scheduled with the court for July 8, 2025.

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
As of March 31, 2025, the total Tax Receivable Agreement liability was $3.8 million, which was classified as a long-term liability in Tax Receivable Agreement long-term on the Condensed Consolidated Balance Sheets. As of December 31, 2024, the total Tax Receivable Agreement liability was $5.8 million, of which $2.0 million was classified as a current liability and $3.8 million was classified as a long-term liability.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Mexico Value-Added Tax (“VAT”)
In July 2019, the Mexican Tax Authority (“MTA”) opened an audit of the VAT filings of GrafTech Comercial de Mexico S. de R.L. de C.V. (“GrafTech Commercial Mexico”) for the period of January 1 to April 30, 2019. In September 2021, the MTA issued a tax assessment, claiming improper use of a certain VAT exemption rule for purchases from a foreign affiliate. The tax assessment for the four month period under audit amounted to approximately $26.1 million, including penalties, inflation and interest. Interest will continue to accrue up to five years from the date the corresponding VAT returns were filed and inflation will continue to accrue with the passage of time. GrafTech Commercial Mexico filed an administrative appeal against the tax assessment with the MTA’s appeals office. In November 2022, the MTA’s appeals office concluded its review and confirmed the tax assessment. GrafTech Commercial Mexico believes that the purchases from a foreign affiliate are exempt from VAT back-up withholding and in December 2022, GrafTech Commercial Mexico filed a Claim for Nullity with the Chamber Specialized in exclusive resolution of substance of the Federal Court of Administrative Justice. On February 17, 2023, the MTA filed the response to the nullity petition. On May 31, 2023, the court held a hearing to determine the scope of the issues to be decided in the proceedings. At the court’s request, GrafTech Commercial Mexico submitted formal pleadings on August 1, 2023. On January 8, 2024, the court ruled in GrafTech Commercial Mexico’s favor and annulled the tax assessment. On January 31, 2024, the MTA filed an appeal for review. On March 15, 2024, GrafTech Commercial Mexico filed the Tax Adhesive Appeal for Review before the Collegiate Court in Administrative Matters who has authority to hear the MTA’s appeal. On March 12, 2025, the Collegiate Court issued a decision on the MTA’s appeal ruling in favor of GrafTech Commercial Mexico. This decision may not be appealed by the MTA.

Brazil Income Tax Audit
On October 23, 2024, GrafTech Brasil Participações Ltda. received an income tax assessment notice from the Brazilian Internal Revenue Service (“IRS”) totaling approximately $31.0 million including approximately $18.4 million of interest and penalties, resulting from an audit carried out between 2023 and 2024, related to the period from 2019 to 2020. In this assessment, two issues were raised by the tax auditor. The first item disallowed the investment tax incentive (75% reduction of income tax), under the allegation that the Company did not have a negative tax debt certificate. The second disallowed the use of the VAT benefit (called Desenvolve) to increase the investment tax incentive. The Company believes that the IRS assessment is incorrect and does not believe that it is probable that it will incur a loss related to these matters. The Company intends to vigorously defend its position regarding both items.
(9)     Income Taxes
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

The following table summarizes the income tax benefit:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Income tax benefit	$(7,212)	$(4,201)
Loss before income taxes	(46,563)	(35,070)
Effective tax rate	15.5%	12.0%
The effective tax rate for the first quarter of 2025 and 2024 was different than the U.S. statutory tax rate of 21% primarily due to the mix of U.S. and foreign earnings, tax incentives and provisions of the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”).
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
Our losses in certain tax jurisdictions in recent periods represented sufficient negative evidence to require a full valuation allowance. As of March 31, 2025, we had a valuation allowance of $19.3 million against certain deferred tax assets (“DTAs”). We also have a partial valuation allowance related to certain U.S. state net operating and capital losses where realizability is unlikely due to discontinued operations or the ability of our U.S. subsidiaries to generate capital gains. Until we determine that we will generate sufficient jurisdictional taxable income to realize our net operating losses and DTAs, we will continue to maintain a valuation allowance.
Our losses in the U.S. and Switzerland from recent periods and the potential for respective losses throughout 2025 may lead to a cumulative loss and may represent sufficient negative evidence to require a full valuation allowance on U.S. and Switzerland DTAs, which would materially increase our expenses in the period the allowance is recognized and materially increase our reported net loss. The Company will continue to evaluate additional evidence such as projections for growth and market recovery to determine if adjustments to valuation allowances are required.
There were no material changes to our valuation allowances in the first three months of 2025.
(10)     Fair Value Measurements and Derivative Instruments
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
The notional amounts of our outstanding derivative instruments as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
	Notional Amount	Notional Amount
	(Dollars in thousands)
Derivative instruments not designated as hedges:
Foreign currency derivatives	$14,747	$11,918
As of March 31, 2025, net realized pre-tax gains of $0.2 million related to our foreign currency derivatives were reported in AOCL and will be released to earnings within the next 12 months. No ineffectiveness expense was recorded in the first quarter of 2025 or 2024.
The pre-tax realized (gains) losses on designated cash flow hedges are recognized in the Statements of Operations when the hedged item impacts earnings and were as follows for the periods ended March 31, 2025 and 2024:

		Amount of Gain Recognized
	Location of Realized Gain Recognized in the Condensed Consolidated Statement of Operations	Three Months Ended March 31,
		2025	2024
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold	$(57)	$(68)
Commodity derivative contracts	Cost of goods sold	—	(2,462)
Interest rate swap contracts	Interest expense	—	(2,737)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pretax gains and losses on non-designated derivatives recognized in earnings were as follows:

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Condensed Consolidated Statement of Operations	Three Months Ended March 31,
		2025	2024
Derivatives not designated as hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold, other (income) expense, net	$(236)	$127
The following table summarizes the fair value of our outstanding derivatives not designated as hedges (on a gross basis) and balance sheet classification as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	Fair Value	Fair Value
	(Dollars in thousands)
Prepaid and other current assets
Foreign currency derivatives	237	296

Other accrued liabilities
Foreign currency derivatives	(43)	(248)

Net asset	$194	$48

(11)     Accumulated Other Comprehensive Loss
The balance in our Accumulated other comprehensive loss is set forth in the following table:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Foreign currency translation adjustments, net of tax	$(30,977)	$(43,573)
Foreign currency derivatives, net of tax	164	214
Total accumulated other comprehensive loss	$(30,813)	$(43,359)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(12)     Loss per Share
We did not repurchase any shares of our common stock during the first quarter of 2025 or 2024.
The following table presents a reconciliation of the numerator and denominator of basic and diluted loss per share for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands, except per share amounts)
Numerator for basic and diluted loss per share:
Net loss	$(39,351)	$(30,869)
Denominator:
Weighted average common shares outstanding for basic calculation	258,369,101	257,399,365
Weighted average common shares outstanding for diluted calculation	258,369,101	257,399,365
Basic loss per share	$(0.15)	$(0.12)
Diluted loss per share	$(0.15)	$(0.12)
Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is calculated by dividing net loss by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted loss per share calculation for the three months ended March 31, 2025 excludes the dilutive effect of approximately 311,067 shares primarily related to restricted stock units (“RSUs”), as their inclusion would have been anti-dilutive due to the Company’s net loss. For the three months ended March 31, 2024, no shares were excluded because no shares were anti-dilutive solely due to the Company’s net loss.
Additionally, the weighted average common shares outstanding for the diluted loss per share calculation excludes consideration of 4,650,280 and 3,478,359 equivalent shares for the three months ended March 31, 2025 and 2024, respectively, as their effect would have been anti-dilutive.
(13)     Stock-Based Compensation
The Human Resources and Compensation Committee of our Board of Directors granted 3,680,476 RSUs and 1,702,363 performance-based restricted stock units (“PSUs”) to our employees during the first quarter of 2025 under our Omnibus Equity Incentive Plan. Our electing non-employee directors received 148,835 deferred share units (“DSUs”) during the three months ended March 31, 2025 under our Omnibus Equity Incentive Plan.
We measure the fair value of grants of RSUs and DSUs based on the closing market price of a share of our common stock on the date of the grant (or if the market is not open for trading on such date, the immediately preceding day on which the market is open for trading). The weighted average fair value per share was $1.19 for RSUs granted to employees and $0.87 for DSUs granted to non-employee directors during the three months ended March 31, 2025.
We measure the fair value of grants of PSUs using a Monte Carlo valuation. The weighted average fair value of the PSUs granted in the first quarter of 2025 was $0.61 per share and will be expensed over a vesting period of three years. The final payout to holders of PSUs will be based upon the Company’s total shareholder return relative to a peer group’s performance measured at the end of each performance period. The final payout for PSUs granted in 2025 is subject to a 3.5x value cap.
In the three months ended March 31, 2025 and 2024, we recognized $0.6 million and $1.0 million, respectively, of stock-based compensation expense. The majority of the expense, $0.3 million and $0.9 million, respectively, was recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations, with the remaining expense recorded in cost of goods sold.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2025, the unrecognized compensation cost related to the unvested portion of all stock-based awards was approximately $12.1 million and is expected to be recognized over the remaining vesting period of the respective grants.
(14)     Supplementary Balance Sheet Detail
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
As of March 31, 2025 and December 31, 2024, $7.1 million and $5.6 million, respectively, of SFP obligations were included in accounts payable on the Condensed Consolidated Balance Sheets and upon settlement, are reflected as cash flow from operating activities in the Condensed Consolidated Statements of Cash Flows.

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
Operational and Commercial Update
Sales volume for the first quarter of 2025 was 24.7 thousand metric tons (“MT”) and increased 2% compared to the first quarter of 2024.
For the first quarter of 2025, our weighted-average realized price was approximately $4,100 per MT, a decrease of 20% compared to the first quarter of 2024. The decline reflected the substantial completion in 2024 of our LTAs, as well as persistent competitive pressures across all of our principal commercial regions. These impacts were partially mitigated by our initiative to actively shift more sales volume to the United States, which remains the strongest region for graphite electrode pricing.
Production volume was 28.5 thousand MT in the first quarter of 2025, an increase of 10% compared to the first quarter of 2024, as we execute our initiative to manage costs by level-loading our production for the year. On a full-year basis, our focus remains on balancing production volume with our expectations regarding sales volume. In addition, we proactively positioned certain inventory in key geographic locations that are subject to uncertainty surrounding global trade policymaking.
Outlook
Geopolitical uncertainty, particularly as it relates to global trade and tariffs, continues to have a significant impact on broader steel industry trends. As we closely monitor developments and assess their potential impact on the commercial environment for graphite electrodes, we continue to expect demand for graphite electrodes in the near term will remain relatively flat in the key regions in which we operate.
For GrafTech, our expectation remains achieving low-double digit percentage point year-over-year increase in our sales volume for 2025 on a full-year basis, as we continue to regain market share. This reflects our compelling customer value proposition and our ongoing focus on delivering on the needs of our customers.
As it relates to price, challenging pricing dynamics have persisted in most regions and the pricing environment remains unsustainably low. As a result, we continue to execute actions to accelerate our path to normalized levels of profitability and support our ability to invest in our business. These include initiatives to optimize our order book and actively shift the geographic mix of our business to regions where there is an opportunity to capture higher average selling prices. In addition, as previously announced, we informed our customers in early 2025 of our intention to increase prices by 15% on 2025 volume that was not yet committed as of the date of the announced price increase.
As it relates to costs, we will continue to execute our initiatives to improve our cost structure. Regarding the potential impact of tariffs, reflecting our integrated and global production network that provides us manufacturing flexibility along with proactive measures we have taken across our supply chain, we believe we are well-positioned to minimize the potential impacts imposed by current trade policies. As such, we continue to project a mid-single digit percentage point year-over-year decline in our cash cost of goods sold per MT for 2025 on a full-year basis.
In addition, we will continue to closely manage our working capital levels and capital expenditures. For 2025, we continue to expect the net impact of working capital will be favorable to our full year cash flow performance. We also continue to anticipate our full year 2025 capital expenditures will be approximately $40 million.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
Capital Structure and Liquidity
As of March 31, 2025, we had liquidity of $420.9 million, consisting of cash and cash equivalents of $214.3 million, $106.6 million of availability under our 2018 Revolving Credit Facility and $100.0 million of availability under our Initial First Lien Term Loan Facility (with respect to the Delayed Draw Commitments thereunder). As of March 31, 2025, we had total debt of approximately $1.1 billion.
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
Key financial measures

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Net sales	$111,839	$136,584
Net loss	(39,351)	(30,869)
Loss per share(1)	(0.15)	(0.12)
EBITDA(2)	(4,874)	(7,085)
Adjusted net loss(2)	(34,155)	(25,161)
Adjusted loss per share(1)(2)	(0.13)	(0.10)
Adjusted EBITDA(2)	(3,672)	194
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Production volume, production capacity and capacity utilization help us understand the efficiency of our production, evaluate cost of goods sold and consider how to approach our sales contract initiative.

	Three Months Ended March 31,
(in thousands, except utilization)	2025	2024
Sales volume (MT)	24.7	24.1
Production volume (MT)	28.5	26.0
Production capacity (MT)(1)(2)	45.0	45.0
Capacity utilization(3)	63%	58%
(1) Production capacity reflects expected maximum production volume during the period depending on product mix and expected maintenance outage. Actual production may vary.
(2) Includes graphite electrode facilities in Calais, France; Monterrey, Mexico; and Pamplona, Spain.
(3) Capacity utilization reflects production volume as a percentage of production capacity.
Results of Operations
The Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
The table presented in our period-over-period comparisons summarizes our Condensed Consolidated Statements of Operations and illustrates key financial indicators used to assess the consolidated financial results. Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report (“MD&A”), insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	Three Months Ended March 31,		Increase/ Decrease	% Change
	2025	2024
	(Dollars in thousands)

Net sales	$111,839	$136,584	$(24,745)	(18)%
Cost of goods sold	110,765	135,204	(24,439)	(18)%
Lower of cost or market inventory valuation adjustment	2,783	2,692	91	3%
Gross loss	(1,709)	(1,312)	(397)	30%
Research and development	1,879	1,627	252	15%
Selling and administrative expenses	14,622	15,277	(655)	(4)%
Rationalization expenses	—	3,145	(3,145)	NM
Operating loss	(18,210)	(21,361)	3,151	(15)%
Other expense (income), net	447	(393)	840	(214)%
Interest expense	29,841	15,626	14,215	91%
Interest income	(1,935)	(1,524)	(411)	27%
Loss before income taxes	(46,563)	(35,070)	(11,493)	33%
Income tax benefit	(7,212)	(4,201)	(3,011)	72%
Net loss	$(39,351)	$(30,869)	$(8,482)	27%
NM = Not Meaningful.
Net sales decreased $24.7 million, or 18%, compared to the first quarter of 2024. The decline primarily reflected a decrease in our weighted-average realized price, partially offset by increased sales volume.
Cost of goods sold decreased $24.4 million, or 18%, compared to the first quarter of 2024. Inventory written down in prior periods due to LCM inventory valuation adjustments had a $7.2 million favorable impact on cost of goods sold in the first quarter of 2025 as compared to the first quarter of 2024. In addition, the first quarter of 2024 included the recognition of $9.8 million of fixed manufacturing costs (including depreciation) related to low production levels, as well as $2.7 million of

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

rationalization-related expenses that did not recur in the first quarter of 2025. These decreases were partially offset by the impact of increased volume.
Selling and administrative expenses decreased $0.7 million, or 4%, compared to the first quarter of 2024, primarily due to decreased employee-related expenses driven by the effects/success of our cost rationalization and footprint optimization plan announced in February 2024.
Interest expense increased $14.2 million, or 91%, compared to the first quarter of 2024. Interest expense for the first quarter of 2025 included interest expense incurred on our Initial First Lien Term Loan Facility and our Delayed Draw First Lien Term Loan Facility that did not exist in the first quarter of 2024. In addition, interest expense in the first quarter of 2025 included $5.4 million of debt modification costs due to post-closure costs related to our debt transactions announced in the fourth quarter of 2024 and are primarily legal, advisory and other administrative costs. See Note 7, “Interest Expense” in the Notes to the Condensed Consolidated Financial Statements for further discussion.
The following table summarizes the income tax benefit:

	Three Months Ended March 31
	2025	2024
	(Dollars in thousands)

Income tax benefit	$(7,212)	$(4,201)
Loss before income taxes	(46,563)	(35,070)
Effective tax rate	15.5%	12.0%
The effective tax rate for the first quarter of 2025 and 2024 was different than the U.S. statutory tax rate of 21% primarily due to the mix of U.S. and foreign earnings, tax incentives and provisions of the Tax Cuts and Jobs Act.
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
The impact of these changes in the average exchange rates of other currencies against the U.S. dollar on our net sales was a decrease of $0.9 million for the first quarter of 2025 compared to the first quarter of 2024. The impact of these changes on our cost of goods sold was a decrease of $2.3 million for the first quarter of 2025 compared to the first quarter of 2024.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

from equity offerings. Disruptions in the U.S. and international financial markets could adversely affect our liquidity and the cost and availability of financing to us in the future.
We believe that we have adequate liquidity to meet our needs for at least the next twelve months. As of March 31, 2025, we had liquidity of $420.9 million, consisting of cash and cash equivalents of $214.3 million, $106.6 million of availability under our 2018 Revolving Credit Facility (after giving effect to $8.8 million of letters of credit) and $100.0 million of availability under our Initial First Lien Term Loan Facility (with respect to the Delayed Draw Commitments thereunder). As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenants thereunder (see below and Note 5, “Debt and Liquidity”), our operating performance as of March 31, 2025 and December 31, 2024 resulted in a reduction of the availability under the facility. We had long-term debt of $1.1 billion as of each of March 31, 2025 and December 31, 2024. As of December 31, 2024, we had liquidity of $464.2 million, consisting of cash and cash equivalents of $256.2 million, $108.0 million of availability under our 2018 Revolving Credit Facility (after giving effect to $7.4 million of letters of credit) and $100.0 million of availability under our Initial First Lien Term Loan Facility (with respect to the Delayed Draw Commitments thereunder).
As of March 31, 2025 and December 31, 2024, $51.6 million and $60.0 million, respectively, of our cash and cash equivalents were located outside of the U.S. We repatriate funds from our foreign subsidiaries through dividends. All of our subsidiaries face the customary statutory limitation that distributed dividends cannot exceed the amount of retained and current earnings. Upon repatriation to the U.S., the foreign source portion of dividends we receive from our foreign subsidiaries are not subject to U.S. federal income tax because the amounts were either previously taxed or are exempted from tax by Section 245A of the Internal Revenue Service Code (the “Code”).
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
The New Notes Indentures contain certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, to incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, incur or suffer to exist liens securing indebtedness, make certain investments, engage in certain transactions with affiliates, consummate certain asset sales and effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets. Pursuant to the New Notes Indentures, if our pro forma consolidated total net leverage ratio is no greater than 2.50 to 1.00, we can make restricted payments so long as no default or event of default has occurred and is continuing. If our pro forma consolidated total net leverage ratio is greater than 2.50 to 1.00, we can make restricted payments pursuant to certain baskets. We were in compliance with all of our debt covenants in the New Notes Indentures as of March 31, 2025 and December 31, 2024.
The New 4.625% Notes are guaranteed, jointly and severally, on a senior secured second-priority basis by the domestic Guarantors (the “U.S. Guarantors”) that guarantee the Existing 4.625% Notes and certain other foreign subsidiary Guarantors of the Company (the “Foreign Guarantors”). The New 9.875% Notes are guaranteed, jointly and severally, on a senior secured second-priority basis by the U.S. Guarantors that guarantee the Existing 9.875% Notes and the Foreign Guarantors. In accordance with the terms of the New Notes Indentures, the New Trustee is obligated to first enforce the guarantees of the U.S. Guarantors prior to any guarantees of the Foreign Guarantors, subject to certain terms described therein. The New Notes are secured by a perfected second-priority security interest in all of the assets and property of the Issuers and the Guarantors that secured the Existing Notes, and certain other assets and property of the Foreign Guarantors as set forth in the New Notes Indentures (the “Collateral”).
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

then GrafTech Finance was required to offer to repurchase the Existing 4.625% Notes on the terms set forth in the Existing 4.625% Notes Indenture.
In connection with the consummation of the Consent Solicitations, substantially all of the restrictive covenants and related provisions and definitions in the Existing 4.625% Notes Indenture were removed, effective as the Settlement Date.
The Existing 4.625% Notes Indenture contains certain events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Finance, all outstanding Existing 4.625% Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding Existing 4.625% Notes may declare all of the Existing 4.625% Senior Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of March 31, 2025 and December 31, 2024.
Immediately following the Exchange Offer, approximately $1.8 million aggregate principal amount of Existing 4.625% Notes remained outstanding.
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
The Existing 9.875% Notes Indenture contains certain events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Global, all outstanding Existing 9.875% Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding Existing 9.875% Notes may declare all of the Existing 9.875% Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of March 31, 2025 and December 31, 2024.
Immediately following the Exchange Offer, approximately $3.8 million aggregate principal amount of Existing 9.875% Notes remained outstanding.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
2018 Term Loan and 2018 Revolving Credit Facility
In February 2018, the Company entered into a credit agreement (as amended, the “2018 Credit Agreement”), which provided for (i) a $2,250 million senior secured term facility (the “2018 Term Loan Facility”) after giving effect to the June 2018 amendment (the “First Amendment”) that increased the aggregate principal amount of the 2018 Term Loan Facility from $1,500 million to $2,250 million and (ii) a $330 million senior secured revolving credit facility after giving effect to the May 2022 amendment that increased the revolving commitments under the 2018 Credit Agreement by $80 million from $250 million (the “2018 Revolving Credit Facility”). GrafTech Finance Inc. (“GrafTech Finance”) was the sole borrower under the 2018 Term Loan Facility while GrafTech Finance, GrafTech Switzerland SA (“Swissco”) and GrafTech Luxembourg II S.à.r.l. (“Luxembourg Holdco” and, together with GrafTech Finance and Swissco, the “Co-Borrowers”) were co-borrowers under the 2018 Revolving Credit Facility. In December 2024, the 2018 Credit Agreement was further amended to provide for a $225 million senior secured first lien revolving credit facility, reducing the revolving commitments under the 2018 Credit Agreement by $105 million. On June 26, 2023, GrafTech repaid the term loans under the 2018 Term Loan Facility with proceeds from the Existing 9.875% Notes issuance. As of March 31, 2025 and December 31, 2024, there were no outstanding term loans under the 2018 Term Loan Facility.
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
The 2018 Revolving Credit Facility matures on November 30, 2028, subject to a springing maturity date 91 days prior to the maturity date of certain other reference indebtedness. As of March 31, 2025 and December 31, 2024, the availability under our 2018 Revolving Credit Facility was $106.6 million and $108.0 million, respectively. As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenants thereunder, our operating performance as of March 31, 2025 and December 31, 2024 resulted in our inability to access the full amount of commitments under the facility. As of March 31, 2025 and December 31, 2024, there were no borrowings outstanding on the 2018 Revolving Credit Facility and there was $8.8 million and $7.4 million of letters of credit drawn against the 2018 Revolving Credit Facility as of each date, respectively.
Borrowings under the 2018 Revolving Credit Facility bear interest (i) with respect to new revolving loans denominated in U.S. dollars, at the option of GrafTech Finance, Adjusted Term SOFR (as defined in the 2018 Revolving Credit Agreement) plus 3.50% per annum or ABR (as defined in the 2018 Revolving Credit Agreement) plus 2.50% per annum and (ii) with

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

respect to new revolving loans denominated in euros, the Adjusted EURIBOR Rate (as defined in the 2018 Revolving Credit Agreement) plus 3.50% per annum. Undrawn commitments under the 2018 Revolving Credit Facility bear a commitment fee of 0.25% per annum. Lenders holding all of the Company’s existing revolving commitments who agreed to provide commitments under the 2018 Revolving Credit Facility were paid a customary extension fee, in connection with the December 2024 amendment.
The 2018 Revolving Credit Facility has customary negative covenants and events of default and is required to be prepaid in the case of certain mandatory prepayments of the First Lien Term Loans. The 2018 Revolving Credit Facility also includes a financial covenant requiring that the Company have a Senior Secured First Lien Net Leverage Ratio of no more than 4.00 to 1.00, tested quarterly, to the extent outstanding revolving loans and letters of credit (subject to certain exclusions) exceed 51.3% of the amount of commitments then-existing under the 2018 Revolving Credit Facility. We were in compliance with all of our debt covenants as of March 31, 2025 and December 31, 2024.
Uses of Liquidity
In July 2019, our Board of Directors authorized a program to repurchase up to $100.0 million of our outstanding common stock. In November 2021, our Board of Directors authorized the repurchase of an additional $150.0 million of stock repurchases under this program. We may purchase shares from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18 plans. The amount and timing of repurchases are subject to a variety of factors including liquidity, stock price, applicable legal requirements, other business objectives and market conditions. In the first quarter of 2025, we did not repurchase any shares of our common stock. As of March 31, 2025, we had $99.0 million remaining under our stock repurchase authorization.
On August 2, 2023, the Company’s Board of Directors elected to suspend the quarterly cash dividend of $0.01 per share. There can be no assurance that we will resume paying dividends in the future in this amount or at all. Our Board of Directors may change the timing and amount of any future dividend payments, if reinstated, or eliminate the payment of future dividends in its sole discretion, without any prior notice to our stockholders. Our ability to pay dividends will depend upon many factors, including our financial position and liquidity, results of operations, legal requirements, restrictions that may be imposed by the terms of our current and future credit facilities and other debt obligations and other factors deemed relevant by our Board of Directors.
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
We manage our capital expenditures by taking into account quality, plant reliability, safety, environmental and regulatory requirements, prudent or essential maintenance requirements, global economic conditions, available capital resources, liquidity, long-term business strategy and return on invested capital for the relevant expenditures, cost of capital and return on invested capital of the Company as a whole and other factors.     Capital expenditures totaled $10.3 million in the three months ended March 31, 2025. We continue to expect full-year capital expenditures to be approximately $40.0 million for 2025.
In the event that operating cash flows fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by borrowings under the First Lien Term Loans and 2018 Revolving Credit Facility, to the extent available, or other liquidity options described above. The Company also maintains access to credit and capital markets and may incur additional debt or issue equity securities from time to time, which may provide an additional source of liquidity. However, there can be no guarantee that we would be able to access the credit or capital markets on commercially satisfactory terms or at all.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

    Cash Flow
The following table summarizes our cash flow activities:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash used in:
Operating activities	$(32,186)	$(530)
Investing activities	(10,252)	(10,508)
Financing activities	(237)	(98)
Net change in cash and cash equivalents	$(42,675)	$(11,136)
Net cash used in operating activities increased $31.7 million in the first quarter of 2025 compared to the first quarter of 2024. The increase was primarily due to a $28.7 million increase in cash used for working capital. Cash flow used for inventories increased $48.7 million in the first quarter of 2025 compared to the first quarter of 2024 primarily due to increased quantities on-hand. Cash flow used for prepaid and other current assets increased $8.2 million in the first quarter of 2025, compared to the first quarter of 2024, primarily due to the timing of payments. Cash flow used for accounts payable and accruals decreased $29.7 million in the first quarter of 2025 compared to the first quarter of 2024 primarily due to the timing of payments.
Net cash used in investing activities was $10.3 million in the three months ended March 31, 2025 compared to $10.5 million in the three months ended March 31, 2024 and represents capital expenditures made in the ordinary course of business.
Net cash used in financing activities was $0.2 million in the quarter of 2025 compared to $0.1 million in the first quarter of 2024 in connection with vesting of RSUs and tax withholding on behalf of the participants.
Description of Our Financing Structure
We discuss our financing structure in more detail in Note 5, “Debt and Liquidity” in the Notes to the Condensed Consolidated Financial Statements.
Non-GAAP financial measures
In addition to providing results that are determined in accordance with GAAP, we have provided certain financial measures that are not in accordance with GAAP. EBITDA, adjusted EBITDA, adjusted net loss, adjusted loss per share, free cash flow, adjusted free cash flow and cash cost of goods sold per MT are non-GAAP financial measures.
We define EBITDA, a non‑GAAP financial measure, as net loss plus interest expense, minus interest income, plus income taxes and depreciation and amortization. We define adjusted EBITDA, a non-GAAP financial measure, as EBITDA adjusted by any pension and other post-employment benefit ("OPEB") expenses, rationalization and rationalization-related expenses, non‑cash gains or losses from foreign currency remeasurement of non‑operating assets and liabilities in our foreign subsidiaries where the functional currency is the U.S. dollar, stock-based compensation expense, proxy contest expenses and Tax Receivable Agreement adjustments. Adjusted EBITDA is the primary metric used by our management and our Board of Directors to establish budgets and operational goals for managing our business and evaluating our performance.
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
We define free cash flow, a non-GAAP financial measure, as net cash provided by or used in operating activities less capital expenditures. We define adjusted free cash flow, a non-GAAP financial measure, as free cash flow adjusted by payments made for debt modification costs. We use free cash flow and adjusted free cash flow as critical measures in the evaluation of liquidity in conjunction with related GAAP amounts. We also use these measures when considering available cash, including for decision-making purposes related to dividends and discretionary investments. Further, these measures help management, the Board of Directors, and investors evaluate the Company's ability to generate liquidity from operating activities.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The following tables reconcile our non-GAAP financial measures to the most directly comparable GAAP measures:

Reconciliation of Net Loss to Adjusted Net Loss
	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands, except per share data)
Net loss	$(39,351)	$(30,869)

Diluted loss per common share:
Net loss per share	$(0.15)	$(0.12)
Weighted average shares outstanding	258,369,101	257,399,365

Adjustments, pre-tax:
Pension and OPEB plan expenses(1)	628	347
Rationalization expenses(2)	—	3,145
Rationalization-related expenses(3)	—	2,655
Non-cash gains on foreign currency remeasurement(4)	(17)	(162)
Stock-based compensation expense(5)	580	1,047
Proxy contest expenses(6)	—	210
Tax Receivable Agreement adjustment(7)	11	37
Debt modification costs(8)	5,361	—
Total non-GAAP adjustments pre-tax	6,563	7,279
Income tax impact on non-GAAP adjustments(9)	1,367	1,571
Adjusted net loss	$(34,155)	$(25,161)
(1)Net periodic benefit cost for our pension and OPEB plans.
(2)Severance and contract termination costs associated with the cost rationalization and footprint optimization plan announced in February 2024.
(3)Other non-cash costs, primarily inventory and fixed asset write-offs, associated with the cost rationalization and footprint optimization plan announced in February 2024.
(4)Non-cash gains from foreign currency remeasurement of non-operating assets and liabilities of our non-U.S. subsidiaries where the functional currency is the U.S. dollar.
(5)Non-cash expense for stock-based compensation awards.
(6)Expenses associated with our proxy contest.
(7)Expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that have been utilized.
(8)Debt modification costs related to the December 2024 debt transactions, which are recognized in interest expense on the Condensed Consolidated Statements of Operations.
(9)The tax impact on the non-GAAP adjustments is affected by their tax deductibility and the applicable jurisdictional tax rates.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of Loss per share to Adjusted Loss per Share
	Three Months Ended March 31,
	2025	2024
Loss per share	$(0.15)	$(0.12)
Adjustments per share:
Pension and OPEB plan expenses(1)	0.01	—
Rationalization expenses(2)	—	0.01
Rationalization-related expenses(3)	—	0.01
Non-cash gains on foreign currency remeasurement(4)	—	—
Stock-based compensation expense(5)	—	0.01
Proxy contest expenses(6)	—	—
Tax Receivable Agreement adjustment(7)	—	—
Debt modification costs(8)	0.02	—
Total non-GAAP adjustments pre-tax per share	0.03	0.03
Income tax impact on non-GAAP adjustments per share(9)	0.01	0.01
Adjusted loss per share	$(0.13)	$(0.10)
(1)Net periodic benefit cost for our pension and OPEB plans.
(2)Severance and contract termination costs associated with the cost rationalization and footprint optimization plan announced in February 2024.
(3)Other non-cash costs, primarily inventory and fixed asset write-offs, associated with the cost rationalization and footprint optimization plan announced in February 2024.
(4)Non-cash gains from foreign currency remeasurement of non-operating assets and liabilities of our non-U.S. subsidiaries where the functional currency is the U.S. dollar.
(5)Non-cash expense for stock-based compensation awards.
(6)Expenses associated with our proxy contest.
(7)Expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that have been utilized.
(8)Debt modification costs related to the December 2024 debt transactions, which are recognized in interest expense on the Condensed Consolidated Statements of Operations.
(9)The tax impact on the non-GAAP adjustments is affected by their tax deductibility and the applicable jurisdictional tax rates.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of Net Loss to Adjusted EBITDA	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Net loss	$(39,351)	$(30,869)
Add:
Depreciation and amortization	13,783	13,883
Interest expense	29,841	15,626
Interest income	(1,935)	(1,524)
Income taxes	(7,212)	(4,201)
EBITDA	(4,874)	(7,085)
Adjustments:
Pension and OPEB plan expenses(1)	628	347
Rationalization expenses(2)	—	3,145
Rationalization-related expenses(3)	—	2,655
Non-cash gains on foreign currency remeasurement(4)	(17)	(162)
Stock-based compensation expense(5)	580	1,047
Proxy contest expenses(6)	—	210
Tax Receivable Agreement adjustment(7)	11	37
Adjusted EBITDA	$(3,672)	$194
(1)Net periodic benefit cost for our pension and OPEB plans.
(2)Severance and contract termination costs associated with the cost rationalization and footprint optimization plan announced in February 2024.
(3)Other non-cash costs, primarily inventory and fixed asset write-offs, associated with the cost rationalization and footprint optimization plan announced in February 2024.
(4)Non-cash gains from foreign currency remeasurement of non-operating assets and liabilities of our non-U.S. subsidiaries where the functional currency is the U.S. dollar.
(5)Non-cash expense for stock-based compensation awards.
(6)Expenses associated with our proxy contest.
(7)Expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that have been utilized.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow and Adjusted Free Cash Flow
	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Net cash used in operating activities	$(32,186)	$(530)
Capital expenditures	(10,281)	(10,511)
Free cash flow	(42,467)	(11,041)

Debt modification costs(1)	2,193	—
Adjusted free cash flow	$(40,274)	$(11,041)
(1) Cash payments of debt modification costs related to the December 2024 debt transactions, which are recognized in interest expense on the Condensed Consolidated Statements of Operations and recognized in net cash used in operating activities on the Condensed Consolidated Statements of Cash Flows.

Reconciliation of Cost of Goods Sold to Cash Cost of Goods Sold per MT

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands, except per MT amounts)
Cost of goods sold	$110,765	$135,204
Less:
Depreciation and amortization(1)	12,144	12,207
Cost of goods sold - by-products and other(2)	8,415	9,600
Rationalization-related expenses(3)	—	2,655
Cash cost of goods sold	90,206	110,742
Sales volume (in thousands of MT)	24.7	24.1
Cash cost of goods sold per MT	$3,652	$4,595
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
With respect to the First Lien Term Loans and any amounts that may be drawn under our 2018 Revolving Credit Facility, we are exposed to changes in interest rates. Borrowings under the 2018 Revolving Credit Facility bear interest (i) with respect to the new revolving loans denominated in U.S. dollars, at the option of GrafTech Finance, Adjusted Term SOFR plus 3.50% per annum or ABR plus 2.50% per annum and (ii) with respect to new revolving loans denominated in euros, the Adjusted EURIBOR Rate plus 3.50% per annum. The First Lien Term Loans bear interest at the option of GrafTech Global, at a rate equal to (i) Term SOFR (as defined in the First Lien Term Loan Credit Agreement) (subject to a 2.00% floor) plus 6.00% per annum or (ii) the ABR (as defined in the First Lien Term Loan Credit Agreement) plus 5.00% per annum.

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
The outstanding foreign currency derivatives represented unrealized pre-tax net gains of $0.2 million and $0.1 million as of March 31, 2025 and December 31, 2024, respectively.
Sensitivity analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the underlying exposures as well as on the fair values of our derivatives. The sensitivity analysis for the derivatives represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction.
As of March 31, 2025, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease of $0.3 million or a corresponding increase of $0.3 million, respectively, in the fair value of the foreign currency hedge portfolio.
A hypothetical increase in interest rates of 100 basis points would have increased our interest expense by $0.4 million in the first quarter of 2025.
For further information related to the financial instruments described above, see Note 10, “Fair Value Measurements and Derivative Instruments” in the Notes to the Condensed Consolidated Financial Statements.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Brazil Clause IV

Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees’ appeal in favor of GrafTech Brazil. The employees filed a further appeal and on September 12, 2022, we filed our response in opposition. We intend to vigorously defend our position. As of March 31, 2025, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Mexico VAT
In July 2019, the Mexican Tax Authority (“MTA”) opened an audit of the VAT filings of GrafTech Comercial de Mexico S. de R.L. de C.V. (“GrafTech Commercial Mexico”) for the period of January 1 to April 30, 2019. In September 2021, the MTA issued a tax assessment, claiming improper use of a certain VAT exemption rule for purchases from a foreign affiliate. The tax assessment for the four month period under audit amounted to approximately $26.1 million, including penalties, inflation and interest. Interest will continue to accrue up to five years from the date the corresponding VAT returns were filed and inflation will continue to accrue with the passage of time. GrafTech Commercial Mexico filed an administrative appeal against the tax assessment with the MTA’s appeals office. In November 2022, the MTA’s appeals office concluded its review and confirmed the tax assessment. GrafTech Commercial Mexico believes that the purchases from a foreign affiliate are exempt from VAT back-up withholding and in December 2022, GrafTech Commercial Mexico filed a Claim for Nullity with the Chamber Specialized in exclusive resolution of substance of the Federal Court of Administrative Justice. On February 17, 2023, the MTA filed the response to the nullity petition. On May 31, 2023, the court held a hearing to determine the scope of the issues to be decided in the proceedings. At the court’s request, GrafTech Commercial Mexico submitted formal pleadings on August 1, 2023. On January 8, 2024, the court ruled in GrafTech Commercial Mexico’s favor and annulled the tax assessment. On January 31, 2024, the MTA filed an appeal for review. On March 15, 2024, GrafTech Commercial Mexico filed the Tax Adhesive Appeal for Review before the Collegiate Court in Administrative Matters who has authority to hear the MTA’s appeal. On March 12, 2025, the Collegiate Court issued a decision on the MTA’s appeal ruling in favor of GrafTech Commercial Mexico. This decision may not be appealed by the MTA.

Stockholder Class Action
On January 25, 2024, a stockholder of the Company filed a class action complaint on behalf of a putative class consisting of purchasers of GrafTech common stock between February 8, 2019 and August 3, 2023 in the United States District Court for the Northern District of Ohio. The complaint names the Company, certain past and present executive officers, and three entities associated with Brookfield as defendants. The complaint alleges that certain public filings and statements made by the Company contained material misrepresentations or omissions relating to the circumstances before and after the prior temporary suspension of the Company’s graphite electrode facility located in Monterrey, Mexico, in September 2022. The complaint seeks unspecified compensatory damages, costs and expenses, and unspecified equitable or injunctive relief. On May 15, 2024, the Court appointed the University of Puerto Rico Retirement System as the lead plaintiff. On October 7, 2024, the plaintiff filed an amended complaint. At this stage of the proceedings, it is too early to determine if the matter would reasonably

Table of PART II. OTHER INFORMATION (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
be expected to have a material adverse effect on our financial condition. On December 6, 2024, the Company filed a motion to dismiss the complaint. The plaintiff filed a memorandum in opposition to the motion to dismiss on February 3, 2025. On March 17, 2025, the Company filed its reply brief. A status conference is scheduled with the court for July 8, 2025.
Item 1A. Risk Factors
The information set forth in this quarterly report on Form 10-Q, including, without limitation, the risk factor presented below, updates and should be read in conjunction with, the risk factors and information disclosed in Part 1, Item 1A., “Risk Factors,” in our Annual Report on Form 10-K filed on February 14, 2025. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.
We may require a full valuation allowance on our deferred tax assets since it is more likely than not that all or a portion of our deferred tax assets will not be realized. Future adjustments to the realizability of our deferred tax assets may have a material impact on our financial condition and results of operations.

Determining whether a valuation allowance for deferred tax assets is appropriate requires significant judgment and an evaluation of all positive and negative evidence. We assess the need for, or the sufficiency of, a valuation allowance against deferred tax assets at the end of each reporting period. In making such an assessment, significant weight is given to evidence that can be objectively verified. New facts and circumstances, future financial results and new tax legislation, among other factors, may require us to reevaluate our valuation allowance positions which could potentially affect our effective tax rate.

Our losses in the U.S. and Switzerland in recent periods and the potential for respective losses throughout 2025 may lead to a cumulative loss and may represent sufficient negative evidence to require a full valuation allowance on U.S. deferred tax assets and Switzerland deferred tax assets, which would increase our expenses in the period the allowance is recognized and adversely affect our financial condition and results of operations. We continue to monitor the likelihood that we will be able to recover our deferred tax assets, including those for which a valuation allowance is recorded. There can be no assurance that our deferred tax assets will be fully realized. The determination to record a valuation allowance is subject to objective factors that may not be readily predicted in advance and may adversely affect our financial condition and results of operations.

Item 5. Other Information
None of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended March 31, 2025.

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

10.1
Cooperation Agreement, dated as of January 10, 2025, by and between GrafTech International Ltd. and Nilesh Undavia (incorporated by reference to Exhibit 10.1 to GrafTech International Ltd.'s Current Report on Form 8-K filed January 10, 2025).

31.1*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Timothy K. Flanagan, Chief Executive Officer and President (Principal Executive Officer).

31.2*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Rory O’Donnell, Chief Financial Officer and Senior Vice President (Principal Financial Officer).

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy K. Flanagan, Chief Executive Officer and President (Principal Executive Officer).

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Rory O’Donnell, Chief Financial Officer and Senior Vice President (Principal Financial Officer).

101	The following financial information from GrafTech International Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ (Deficit) Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).

____________________________
*    Filed herewith
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	April 25, 2025	By:	/s/ Rory O’Donnell
Rory O’Donnell
Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)