Form 10-Q
period 2025-06-30
GRAFTECH INTERNATIONAL LTD
filed 2025-07-25
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 18, 2025, 258,151,443 shares of common stock were outstanding.

Presentation of Financial, Market and Industry Data
We present our financial information on a consolidated basis. Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.
Certain market and industry data included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (the “Report”) has been obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications, government publications and third-party forecasts in conjunction with our assumptions about our markets. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources has consented to the disclosure or use of data in this Report. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Cautionary Note Regarding Forward-Looking Statements” in this Report and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report on Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 14, 2025.
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
•the possibility that we may be unable to implement our business strategies in an effective manner, including our ability to effectively implement price increases and shift sales to regions with higher average selling prices;
•continued overcapacity of the global graphite electrode industry, which may further adversely affect graphite electrode prices;
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
•the possibility that the imposition of current, new or increases of existing custom duties and other tariffs in the countries in which we, our customers and our suppliers operate could adversely affect our operations and results of operations;
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
•our ability to continue to meet the New York Stock Exchange (“NYSE”) listing standards; and
•our ability to obtain stockholder approval for a reverse stock split with respect to our common stock (the “Reverse Stock Split”), the implementation of the Reverse Stock Split pending such approval, and the potential effects of the Reverse Stock Split, including, among others, effects on our compliance with NYSE listing requirements, our market capitalization, the trading price, marketability and liquidity of our common stock and certain accounting matters.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$158,543	$256,248
Accounts and notes receivable, net of allowance for doubtful accounts of $4,286 as of June 30, 2025 and $7,114 as of December 31, 2024	90,757	93,576
Inventories	255,926	231,241
Prepaid expenses and other current assets	61,225	55,732
Total current assets	566,451	636,797
Property, plant and equipment	962,754	910,247
Less: accumulated depreciation	474,400	427,548
Net property, plant and equipment	488,354	482,699
Deferred income taxes	12,010	53,139
Other assets	45,211	51,639
Total assets	$1,112,026	$1,224,274
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$50,367	$72,833
Accrued income and other taxes	9,991	9,642
Other accrued liabilities	54,068	55,432
Tax Receivable Agreement	—	2,022
Total current liabilities	114,426	139,929
Long-term debt	1,090,811	1,086,915
Other long-term obligations	48,657	48,559
Deferred income taxes	26,567	23,971
Tax Receivable Agreement long-term	—	3,802
Commitments and contingencies - Note 8
Stockholders’ deficit:
Preferred stock, par value $0.01, 300,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01, 3,000,000,000 shares authorized, 258,151,443 and 257,263,710 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2,582	2,572
Additional paid-in capital	757,185	755,338
Accumulated other comprehensive loss	(8,864)	(43,359)
Accumulated deficit	(919,338)	(793,453)
Total stockholders’ deficit	(168,435)	(78,902)
Total liabilities and stockholders’ deficit	$1,112,026	$1,224,274
See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$131,840	$137,327	$243,679	$273,911
Cost of goods sold	129,885	131,970	240,650	267,174
Lower of cost or market inventory valuation adjustment	1,893	1,381	4,676	4,073
Gross profit (loss)	62	3,976	(1,647)	2,664
Research and development	1,348	1,447	3,227	3,074
Selling and administrative expenses	13,267	5,098	27,889	20,375
Rationalization expenses	—	110	—	3,255
Operating loss	(14,553)	(2,679)	(32,763)	(24,040)

Other income, net	(2,426)	(1,091)	(1,979)	(1,484)
Interest expense	25,418	15,609	55,259	31,235
Interest income	(1,866)	(1,853)	(3,801)	(3,377)
Loss before income taxes	(35,679)	(15,344)	(82,242)	(50,414)
Income tax expense (benefit)	51,207	(592)	43,995	(4,793)
Net loss	$(86,886)	$(14,752)	$(126,237)	$(45,621)

Basic loss per common share:
Net loss per share	$(0.34)	$(0.06)	$(0.49)	$(0.18)
Weighted average common shares outstanding	259,183,478	257,772,069	258,779,643	257,587,613
Diluted loss per common share:
Net loss per share	$(0.34)	$(0.06)	$(0.49)	$(0.18)
Weighted average common shares outstanding	259,183,478	257,772,069	258,779,643	257,587,613

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Net loss	$(86,886)	$(14,752)	$(126,237)	$(45,621)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0, $0, $0 and $45, respectively	21,981	(6,240)	34,577	(12,712)
Commodities, interest rate and foreign currency derivatives, net of tax benefit of $5, $573, $12 and $1,725, respectively	(32)	(1,948)	(82)	(6,201)
Other comprehensive income (loss), net of tax	21,949	(8,188)	34,495	(18,913)
Comprehensive loss	$(64,937)	$(22,940)	$(91,742)	$(64,534)

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities:
Net loss	$(126,237)	$(45,621)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	29,345	28,202
Deferred income tax expense (benefit)	42,137	(6,118)
Non-cash stock-based compensation expense	2,422	2,608
Non-cash interest expense	3,896	(2,970)
Lower of cost or market inventory valuation adjustment	4,676	4,073
Other adjustments	9,551	1,203
Net change in working capital*	(45,388)	(13,345)
Change in Tax Receivable Agreement	(5,824)	(5,417)
Net cash used in operating activities	(85,422)	(37,385)
Cash flow from investing activities:
Capital expenditures	(14,190)	(17,490)
Proceeds from the sale of fixed assets	33	80
Net cash used in investing activities	(14,157)	(17,410)
Cash flow from financing activities:
Payments for taxes related to net share settlement of equity awards	(213)	(82)
Principal payments under finance lease obligations	(51)	(35)
Net cash used in financing activities	(264)	(117)
Net change in cash and cash equivalents	(99,843)	(54,912)
Effect of exchange rate changes on cash and cash equivalents	2,138	(1,240)
Cash and cash equivalents at beginning of period	256,248	176,878
Cash and cash equivalents at end of period	$158,543	$120,726

* Net change in working capital due to changes in the following components:
Accounts and notes receivable, net	$6,591	$4,442
Inventories	(25,654)	20,786
Prepaid expenses and other current assets	(4,268)	717
Income taxes payable	(243)	(2,864)
Accounts payable and accruals	(21,817)	(36,412)
Interest payable	3	(14)
Net change in working capital	$(45,388)	$(13,345)

Net cash paid during the periods for:
Interest	$45,052	$34,219
Income taxes	$2,070	$3,132
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(5,508)	$(10,133)

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (Dollars in thousands, except per share data) (Unaudited)
	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance as of December 31, 2024	257,263,710	$2,572	$755,338	$(43,359)	$(793,453)	$(78,902)
Net loss	—	—	—	—	(39,351)	(39,351)
Other comprehensive income:
Foreign currency derivatives income, net of tax of $0	—	—	—	—	—	—
Foreign currency derivatives reclassification adjustments, net of tax of $7	—	—	—	(50)	—	(50)
Foreign currency translation adjustments, net of tax of $0	—	—	—	12,596	—	12,596
Total other comprehensive income	—	—	—	12,546	—	12,546
Stock-based compensation	1,048,789	9	571	—	—	580
Payments for taxes related to net share settlement of equity awards	(199,542)	—	(565)	—	352	(213)
Balance as of March 31, 2025	258,112,957	$2,581	$755,344	$(30,813)	$(832,452)	$(105,340)
Net loss	—	—	—	—	(86,886)	(86,886)
Other comprehensive income:
Foreign currency derivatives income, net of tax of $(20)	—	—	—	131	—	131
Foreign currency derivatives reclassification adjustments, net of tax of $25	—	—	—	(163)	—	(163)
Foreign currency translation adjustments, net of tax of $0	—	—	—	21,981	—	21,981
Total other comprehensive income	—	—	—	21,949	—	21,949
Stock-based compensation	38,486	1	1,841	—	—	1,842
Balance as of June 30, 2025	258,151,443	$2,582	$757,185	$(8,864)	$(919,338)	$(168,435)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (Dollars in thousands, except per share data) (Unaudited)
	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity

Balance as of December 31, 2023	256,831,870	$2,568	$749,527	$(11,458)	$(662,390)	$78,247
Net loss	—	—	—	—	(30,869)	(30,869)
Other comprehensive loss:
Commodity, interest rate and foreign currency derivatives loss, net of tax of $17	—	—	—	(121)	—	(121)
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $1,135	—	—	—	(4,132)	—	(4,132)
Foreign currency translation adjustments, net of tax of $45	—	—	—	(6,472)	—	(6,472)
Total other comprehensive loss	—	—	—	(10,725)	—	(10,725)
Stock-based compensation	390,490	4	1,043	—	—	1,047
Payments for taxes related to net share settlement of equity awards	(61,185)	—	(173)	—	91	(82)
Balance as of March 31, 2024	257,161,175	$2,572	$750,397	$(22,183)	$(693,168)	$37,618
Net loss	—	—	—	—	(14,752)	(14,752)
Other comprehensive loss:
Commodity, interest rate and foreign currency derivatives income, net of tax of $21	—	—	—	(151)	—	(151)
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $552	—	—	—	(1,797)	—	(1,797)
Foreign currency translation adjustments, net of tax of $0	—	—	—	(6,240)	—	(6,240)
Total other comprehensive loss	—	—	—	(8,188)	—	(8,188)
Stock-based compensation	5,952	—	1,561	—	—	1,561
Balance as of June 30, 2024	257,167,127	$2,572	$751,958	$(30,371)	$(707,920)	$16,239

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
Certain prior period amounts within net cash used in operating activities have been reclassified to conform to the current period presentation. These reclassifications did not impact net cash used in operating activities in total.

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
(2)     Revenue from Contracts with Customers
Disaggregation of Revenue
The following table provides information about disaggregated revenue by type of product:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Graphite Electrodes	$119,440	$124,807	$220,702	$248,794
By-products and other	12,400	12,520	22,977	25,117
Total Revenues	$131,840	$137,327	$243,679	$273,911
In the first quarter of 2025, the Company updated its presentation of disaggregated revenue to align with how management evaluates its top-line commercial and financial performance. Due to the immaterial amount of remaining take or pay contracts with initial terms of three to five years (“LTAs”), we no longer show these revenues as a separate line item.
Contract Balances
Substantially all of the Company’s receivables relate to contracts with customers. Accounts receivables are recorded when the right to consideration becomes unconditional. Payment terms on invoices range from 20 to 180 days depending on the customary business practices of the jurisdictions in which we do business.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We did not have any contract asset balances as of June 30, 2025 or December 31, 2024.
Deferred revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations.
Deferred revenue is included in “Other accrued liabilities” on the Condensed Consolidated Balance Sheets. The timing of revenue recognition, billings, and cash collections resulted in a deferred revenue balance of $11.2 million as of June 30, 2025 and December 31, 2024.
(3)         Segment Reporting

Our Industrial Materials segment, our only operating and reportable segment, manufactures high-quality graphite electrodes essential to the production of EAF steel and other ferrous and non-ferrous metals. Petroleum needle coke, a crystalline form of carbon derived from decant oil, is a key raw material used in the production of graphite electrodes. We utilize the majority of the needle coke that we produce internally to manufacture our graphite electrodes and as a result over 90% of our revenues from external customers are derived from the sale of graphite electrodes.

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
The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net sales	$131,840	$137,327	$243,679	$273,911
Cash cost of goods sold(1)	107,354	110,021	197,560	220,763
Other segment expenses	22,531	21,949	43,090	46,411
Lower of cost or market inventory valuation adjustment	1,893	1,381	4,676	4,073
Research and development	1,348	1,447	3,227	3,074
Selling and administrative expenses	13,267	5,098	27,889	20,375
Rationalization expenses	—	110	—	3,255
Other income, net	(2,426)	(1,091)	(1,979)	(1,484)
Interest expense	25,418	15,609	55,259	31,235
Interest income	(1,866)	(1,853)	(3,801)	(3,377)
Income tax expense (benefit)	51,207	(592)	43,995	(4,793)
Net loss	$(86,886)	$(14,752)	$(126,237)	$(45,621)

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4)     Intangible Assets
The following table summarizes intangible assets with determinable useful lives by major category, which are included in “Other assets” on our Condensed Consolidated Balance Sheets:

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Trade names	$22,500	$(18,628)	$3,872	$22,500	$(18,226)	$4,274
Technology	55,300	(49,886)	5,414	55,300	(48,613)	6,687
Customer relationships	64,500	(43,184)	21,316	64,500	(41,063)	23,437
Total finite-lived intangible assets	$142,300	$(111,698)	$30,602	$142,300	$(107,902)	$34,398
Amortization expense for intangible assets was $1.9 million and $2.1 million for the three months ended June 30, 2025 and 2024, respectively, and $3.8 million and $4.1 million for the six months ended June 30, 2025 and 2024, respectively. Amortization expense is expected to be approximately $3.5 million for the remainder of 2025, $6.7 million in 2026, $6.1 million in 2027, $5.5 million in 2028, $4.9 million in 2029 and $2.9 million in 2030.
(5)     Debt and Liquidity
The following table presents our long-term debt:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Initial First Lien Term Loans due 2029	175,000	175,000
Existing 4.625% Senior Notes due 2028	1,755	1,755
New 4.625% Second Lien Notes due 2029	498,245	498,245
Existing 9.875% Senior Notes due 2028	3,833	3,833
New 9.875% Second Lien Notes due 2029	446,167	446,167
Unamortized debt discount and issuance costs	(34,189)	(38,085)
Total long-term debt	$1,090,811	$1,086,915

The fair value of our debt was approximately $875.6 million and $905.8 million as of June 30, 2025 and December 31, 2024, respectively. The fair values were determined using Level 1 quoted market prices for the same or similar debt instruments.
Initial First Lien Term Loan Facility; Delayed Draw First Lien Term Loan Facility
As of June 30, 2025 and December 31, 2024, we did not have any borrowings under our Delayed Draw First Lien Term Loan Facility, with $100 million available as of the end of each period.
2018 Term Loan and 2018 Revolving Credit Facility
As of June 30, 2025 and December 31, 2024, the availability under our 2018 Revolving Credit Facility was $108.0 million. As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenant thereunder, our operating performance as of June 30, 2025 and December 31, 2024 resulted in our inability to access the full amount of commitments under the facility. As of June 30, 2025 and December 31, 2024, there were no borrowings outstanding on the 2018 Revolving Credit Facility and there was $7.4 million of letters of credit drawn against the 2018 Revolving Credit Facility.
As of June 30, 2025 and December 31, 2024, there were no outstanding term loans under the 2018 Term Loan Facility.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We were in compliance with all of our debt covenants as of June 30, 2025 and December 31, 2024.
(6)     Inventories
Inventories are comprised of the following:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$89,721	$78,386
Work in process	136,039	122,590
Finished goods	30,166	30,265
Total	$255,926	$231,241
In the second quarter and first six months of 2025, we recorded lower of cost or market (“LCM”) inventory valuation adjustments of $1.9 million and $4.7 million, respectively, in order to state our inventories at the lower of cost or market.
(7)     Interest Expense
The following table presents the components of interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Interest incurred on debt	$22,539	$17,110	$45,071	$34,205
Accretion of original issue discount	1,260	521	2,527	1,041
Amortization of debt issuance costs	688	749	1,369	1,497
Debt modification costs	931	—	6,292	—
Amortization of interest rate swap deferred gains	—	(2,771)	—	(5,508)
Total interest expense	$25,418	$15,609	$55,259	$31,235
The financing transactions entered into in 2024 were accounted for as a modification of the existing debt under ASC 470-50, Debt—Modifications and Extinguishments.
The Company incurred $0.9 million and $6.3 million of fees and expenses related to post-closure costs attributable to the modification, which were expensed as incurred in the second quarter and first six months of 2025, respectively, and are included in Interest expense on the Condensed Consolidated Statements of Operations.
The Existing 9.875% Notes and the New 9.875% Notes carry fixed interest rates of 9.875%. The Existing 4.625% Notes and the New 4.625% Notes carry fixed interest rates of 4.625%. The Initial First Lien Term Loan had an effective interest rate of 10.32% as of June 30, 2025.
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
Brazil Clause IV
Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees’ appeal in favor of GrafTech Brazil. The employees filed a further appeal and on September 12, 2022, we filed our response in opposition. We intend to vigorously defend our position. As of June 30, 2025, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Securities and Derivative Litigation
On January 25, 2024, a stockholder of the Company filed a class action complaint on behalf of a putative class consisting of purchasers of GrafTech common stock between February 8, 2019 and August 3, 2023 in the United States District Court for the Northern District of Ohio. The complaint names the Company, certain past and present executive officers, and three entities associated with Brookfield Corporation and its affiliates (together, “Brookfield”) as defendants. The complaint alleges that certain public filings and statements made by the Company contained material misrepresentations or omissions relating to the circumstances before and after the prior temporary suspension of the Company’s graphite electrode facility located in Monterrey, Mexico, in September 2022. The complaint seeks unspecified compensatory damages, costs and expenses, and unspecified equitable or injunctive relief. On May 15, 2024, the Court appointed the University of Puerto Rico Retirement System as the lead plaintiff. On October 7, 2024, the plaintiff filed an amended complaint. The defendants have moved to dismiss the complaint.

Beginning on June 9, 2025, stockholders filed three derivative actions purporting to assert claims on behalf of and in the name of the Company in the U.S. District Court for the Northern District of Ohio, against certain past and present directors and officers of the Company and three entities associated with Brookfield. The complaints generally allege breaches of fiduciary duty and mismanagement based on the same facts and circumstances alleged in the securities class action lawsuit described above, and seek an award to the Company of unspecified damages, costs, expenses, and equitable relief.

At this stage of the proceedings, it is too early to determine if any of these matters would reasonably be expected to have a material adverse effect on our financial condition.

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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In the second quarter of 2025, we recorded a full valuation allowance against our U.S. deferred tax assets as it is more likely than not that we will not be able to utilize U.S. deferred tax assets. These deferred taxes include the remaining pre-IPO tax assets covered by the Tax Receivable Agreement for which the related foreign tax credits are more likely than not to expire prior to being utilized. As a result, the remaining $3.8 million Tax Receivable Agreement liability was written off to Other income, net in the Condensed Consolidated Financial Statements.
Brazil Income Tax Audit

On October 23, 2024, GrafTech Brasil Participações Ltda. received an income tax assessment notice from the Brazilian Internal Revenue Service (“IRS”) totaling approximately $32.6 million including approximately $19.4 million of interest and penalties, resulting from an audit carried out between 2023 and 2024, related to the period from 2019 to 2020. In this assessment, two issues were raised by the tax auditor. The first item disallowed the investment tax incentive (75% reduction of income tax), under the allegation that the Company did not have a negative tax debt certificate. The second disallowed the use of the VAT benefit (called Desenvolve) to increase the investment tax incentive. The Company believes that the IRS assessment is incorrect and does not believe that it is probable that it will incur a loss related to these matters. The Company intends to vigorously defend its position regarding both items.
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

The following table summarizes the income tax benefit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Income tax expense (benefit)	$51,207	$(592)	$43,995	$(4,793)
Loss before income taxes	(35,679)	(15,344)	(82,242)	(50,414)
Effective tax rate	(143.5)%	3.9%	(53.5)%	9.5%
The effective tax rate for the second quarter and first six months of 2025 was different than the U.S. statutory tax rate of 21% primarily due to the recording of a valuation allowance against the Company’s previously realizable U.S. and Switzerland deferred tax assets of $34.2 million and $8.4 million, respectively, as described below. The effective tax rate for the second quarter and first six months of 2024 was different from the U.S. statutory rate of 21% primarily due to the mix of U.S. and foreign earnings, tax incentives and provisions of the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”).
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At the end of the second quarter of 2025, the Company’s cumulative losses in the U.S. and Switzerland in recent years, when assessed with other positive and negative evidence, represented sufficient negative evidence to require full valuation allowances on its U.S. and Switzerland previously realizable deferred tax assets. As of June 30, 2025, the Company’s U.S. and Switzerland operations had valuation allowances recorded of $52.4 million and $8.4 million, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”), containing various changes to U.S. corporate tax laws was enacted. Following enactment, we have assessed the applicability of the retroactive business provisions in the OBBBA. We are still evaluating the potential future impact of the OBBBA on our consolidated financial statements.
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
In the second quarter of 2025, we entered into foreign currency derivatives with maturities of one month to 12 months in order to protect against the risk that cash flows associated with certain sales and purchases denominated in a currency other than the U.S. dollar will be adversely affected by future changes in foreign exchange rates. These derivatives are designated as cash flow hedges. The resulting unrealized gains or losses from these derivatives are recorded in AOCL and subsequently, when realized, are reclassified to net sales or cost of goods sold in the Condensed Consolidated Statements of Operations when the hedged exposures affect earnings.
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
The notional amounts of our outstanding derivative instruments as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
	Notional Amount	Notional Amount
	(Dollars in thousands)
Derivative instruments designated as hedges:
Foreign currency derivatives	$5,740	$—

Derivative instruments not designated as hedges:
Foreign currency derivatives	$24,059	$11,918
The fair value of our outstanding derivatives designated as hedges was a pre-tax unrealized gain $0.1 million as of June 30, 2025, which was recorded in prepaid and other current assets on the Condensed Consolidated Balance Sheets.
As of June 30, 2025, net realized pre-tax gains of $0.1 million related to our foreign currency derivatives were reported in AOCL and will be released to earnings within the next 12 months. No ineffectiveness expense was recorded in the second quarter or first six months of 2025 or 2024.
The pre-tax realized (gains) losses on designated cash flow hedges are recognized in the Statements of Operations when the hedged item impacts earnings and were as follows for the periods ended June 30, 2025 and 2024:

		Amount of (Gain) Loss Recognized
	Location of Realized (Gain) Loss Recognized in the Condensed Consolidated Statement of Operations	Three Months Ended June 30,
		2025	2024
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold	$(188)	$423
Interest rate swap contracts	Interest expense	—	(2,771)

		Amount of (Gain)/Loss Recognized
	Location of Realized (Gain)/Loss Recognized in the Condensed Consolidated Statement of Operations	Six Months Ended June 30,
		2025	2024
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold	$(245)	$355
Commodity derivative contracts	Cost of goods sold	—	(2,462)
Interest rate swap contracts	Interest expense	—	(5,508)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pretax gains and losses on non-designated derivatives recognized in earnings were as follows:

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Condensed Consolidated Statement of Operations	Three Months Ended June 30,
		2025	2024
Derivatives not designated as hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold	$(292)	$(170)

		Amount of (Gain)/Loss Recognized
	Location of (Gain)/Loss Recognized in the Condensed Consolidated Statement of Operations	Six Months Ended June 30,
		2025	2024
Derivatives not designated as hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold	$(528)	$(43)
The following table summarizes the fair value of our outstanding derivatives not designated as hedges (on a gross basis) and balance sheet classification as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	Fair Value	Fair Value
	(Dollars in thousands)
Prepaid and other current assets
Foreign currency derivatives	$259	$296

Other accrued liabilities
Foreign currency derivatives	(86)	(248)

Net asset	$173	$48

(11)     Accumulated Other Comprehensive Loss
The balance in our Accumulated other comprehensive loss is set forth in the following table:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Foreign currency translation adjustments, net of tax	$(8,996)	$(43,573)
Foreign currency derivatives, net of tax	132	214
Total accumulated other comprehensive loss	$(8,864)	$(43,359)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(12)     Loss per Share
The following table presents a reconciliation of the numerator and denominator of basic and diluted loss per share for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share amounts)
Numerator for basic and diluted loss per share:
Net loss	$(86,886)	$(14,752)	$(126,237)	$(45,621)
Denominator:
Weighted average common shares outstanding for basic calculation	259,183,478	257,772,069	258,779,643	257,587,613
Weighted average common shares outstanding for diluted calculation	259,183,478	257,772,069	258,779,643	257,587,613
Basic loss per share	$(0.34)	$(0.06)	$(0.49)	$(0.18)
Diluted loss per share	$(0.34)	$(0.06)	$(0.49)	$(0.18)
Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is calculated by dividing net loss by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted loss per share calculation for the three and six months ended June 30, 2025 excludes the dilutive effect of approximately 289,651 shares and 281,620 shares, respectively, and 2,543 shares and 1,490 shares for the three and six months ended June 30, 2024, respectively, primarily related to restricted stock units (“RSUs”), as their inclusion would have been anti-dilutive due to the Company’s net loss.
Additionally, the weighted average common shares outstanding for the diluted loss per share calculation excludes consideration of 7,440,245 and 6,704,650 equivalent shares for the three and six months ended June 30, 2025, respectively, and 5,671,092 and 4,574,726 equivalent shares for the three and six months ended June 30, 2024, respectively, as their effect would have been anti-dilutive.
(13)     Stock-Based Compensation
The Human Resources and Compensation Committee of our Board of Directors granted 3,680,476 RSUs and 1,702,363 performance-based restricted stock units (“PSUs”) to our employees during the first six months of 2025 under our Omnibus Equity Incentive Plan. Our electing non-employee directors received 297,901 deferred share units (“DSUs”) and 953,332 deferred RSUs (“DRSUs”) during the six months ended June 30, 2025 under our Omnibus Equity Incentive Plan.
We measure the fair value of grants of RSUs, DSUs and DRSUs based on the closing market price of a share of our common stock on the date of the grant (or if the market is not open for trading on such date, the immediately preceding day on which the market is open for trading). The weighted average fair value per share was $1.19 for RSUs granted to employees and $0.92 and $0.71, respectively, for DSUs and DRSUs granted to non-employee directors during the six months ended June 30, 2025.
We measure the fair value of grants of PSUs using a Monte Carlo valuation. The weighted average fair value of the PSUs granted in the first six months of 2025 was $0.61 per share and will be expensed over a vesting period of three years. The final payout to holders of PSUs will be based upon the Company’s total shareholder return relative to a peer group’s performance measured at the end of each performance period. The final payout for PSUs granted in 2025 is subject to a 3.5x value cap.
In the three months ended June 30, 2025 and 2024, we recognized $1.8 million and $1.6 million, respectively, of stock-based compensation expense. The majority of the expense, $1.6 million and $1.4 million, respectively, was recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations, with the remaining expense recorded in cost of goods sold.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In the six months ended June 30, 2025 and 2024, we recognized $2.4 million and $2.6 million, respectively, of stock-based compensation expense. The majority of the expense, $1.9 million and $2.2 million, respectively, was recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations, with the remaining expense recorded in cost of goods sold.
As of June 30, 2025, the unrecognized compensation cost related to the unvested portion of all stock-based awards was approximately $10.8 million and is expected to be recognized over the remaining vesting period of the respective grants.
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
As of June 30, 2025 and December 31, 2024, $4.8 million and $5.6 million, respectively, of SFP obligations were included in accounts payable on the Condensed Consolidated Balance Sheets and upon settlement, are reflected as cash flow from operating activities in the Condensed Consolidated Statements of Cash Flows.

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
Operational and Commercial Update
Sales volume for the second quarter of 2025 was 28.6 thousand metric tons (“MT”) and increased 12% compared to the second quarter of 2024.
For the second quarter of 2025, our weighted-average realized price was approximately $4,200 per MT. This represented a decrease of 12% compared to the second quarter of 2024, but a sequential increase of 2% compared to the first quarter of 2025. The year-over-year decline reflected the substantial completion in 2024 of our LTAs, as well as persistent competitive pressures across all of our principal commercial regions. These impacts were partially mitigated by our initiative to actively shift more sales volume to the United States, which remains the strongest region for graphite electrode pricing.
Production volume was 29.4 thousand MT for the second quarter of 2025, an increase of 10% compared to the second quarter of 2024. On a full-year basis, our expectation remains to balance our production and sales volume levels.
Outlook
Geopolitical uncertainty, particularly as it relates to global trade and tariffs, continues to have a significant impact on broader steel industry trends. As we closely monitor developments and assess their potential impact on the commercial environment for graphite electrodes, we continue to expect demand for graphite electrodes in the near term will remain relatively flat in most of the regions in which we operate. In the United States, steel production is expected to increase modestly in 2025 on a full-year basis, with growth expected to be driven by the electric arc furnace method of steelmaking, resulting in higher graphite electrode demand in this key region.
For GrafTech, our expectation remains achieving an approximate 10% year-over-year increase in our sales volume for 2025 on a full-year basis, as we continue to regain market share. This reflects our compelling customer value proposition and our ongoing focus on delivering on the needs of our customers.
As it relates to price, challenging pricing dynamics have persisted in most regions and the pricing environment remains unsustainably low. As a result, we continue to execute actions to accelerate our path to normalized levels of profitability and support our ability to invest in our business. These include initiatives to optimize our order book and actively shift the geographic mix of our sales volume to regions where there is an opportunity to capture higher average selling prices, particularly in the United States. In addition, as previously announced, we informed our customers in early 2025 of our intention to increase prices by 15% on 2025 volume that was not yet committed as of the date of the announced price increase.
As it relates to costs, we now expect a 7-9% year-over-year decline in our cash cost of goods sold per MT for 2025 on a full-year basis, exceeding our previous guidance of a mid-single digit percentage point decline compared to 2024. This change reflects ongoing strong execution of our initiatives to enhance our cost structure. Regarding the impact of tariffs, we believe we are well-positioned to minimize the potential impacts imposed by current trade policies, reflecting our integrated and global production network that provides us manufacturing flexibility along with proactive measures we have taken across our supply chain. As a result, we anticipate second half 2025 adjusted EBITDA to be near breakeven.
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
Capital Structure and Liquidity
As of June 30, 2025, we had liquidity of $366.5 million, consisting of cash and cash equivalents of $158.5 million, $108.0 million of availability under our 2018 Revolving Credit Facility and $100.0 million of availability under our Initial First Lien Term Loan Facility (with respect to the Delayed Draw Commitments thereunder, which we intend to draw in full prior to their expiration in July 2026). As of June 30, 2025, we had total debt of approximately $1.1 billion.
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
Key financial measures

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net sales	$131,840	$137,327	$243,679	$273,911
Net loss	(86,886)	(14,752)	(126,237)	(45,621)
Loss per share(1)	(0.34)	(0.06)	(0.49)	(0.18)
EBITDA(2)	3,435	12,731	(1,439)	5,646
Adjusted net loss(2)	(42,247)	(13,564)	(76,402)	(38,725)
Adjusted loss per share(1)(2)	(0.16)	(0.05)	(0.30)	(0.15)
Adjusted EBITDA(2)	3,471	14,493	(201)	14,687
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
Sales volume reflects the total volume of graphite electrodes sold for which revenue has been recognized during the period. For a discussion of our revenue recognition policy, see “—Critical accounting policies—Revenue recognition” in our Annual Report on Form 10-K. Sales volume helps management and investors understand the factors that drive our net sales.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Production volume, production capacity and capacity utilization help us understand the efficiency of our production, evaluate cost of goods sold and consider how to approach our sales contract initiative.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except utilization)	2025	2024	2025	2024
Sales volume (MT)	28.6	25.5	53.3	49.6
Production volume (MT)	29.4	26.8	57.9	52.8
Production capacity (MT)(1)(2)	45.0	45.0	90.0	90.0
Capacity utilization(3)	65%	60%	64%	59%
(1) Production capacity reflects expected maximum production volume during the period depending on product mix and expected maintenance outage. Actual production may vary.
(2) Includes graphite electrode facilities in Calais, France; Monterrey, Mexico; and Pamplona, Spain.
(3) Capacity utilization reflects production volume as a percentage of production capacity.
Results of Operations
The Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
The table presented in our period-over-period comparisons summarizes our Condensed Consolidated Statements of Operations and illustrates key financial indicators used to assess the consolidated financial results. Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report (“MD&A”), insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	Three Months Ended June 30,		Increase/ Decrease	% Change
	2025	2024
	(Dollars in thousands)

Net sales	$131,840	$137,327	$(5,487)	(4)%
Cost of goods sold	129,885	131,970	(2,085)	(2)%
Lower of cost or market inventory valuation adjustment	1,893	1,381	512	37%
Gross profit	62	3,976	(3,914)	(98)%
Research and development	1,348	1,447	(99)	(7)%
Selling and administrative expenses	13,267	5,098	8,169	160%
Rationalization expenses	—	110	(110)	NM
Operating loss	(14,553)	(2,679)	(11,874)	443%
Other income, net	(2,426)	(1,091)	(1,335)	122%
Interest expense	25,418	15,609	9,809	63%
Interest income	(1,866)	(1,853)	(13)	1%
Loss before income taxes	(35,679)	(15,344)	(20,335)	133%
Income tax expense (benefit)	51,207	(592)	51,799	(8,750)%
Net loss	$(86,886)	$(14,752)	$(72,134)	489%
NM = Not Meaningful.
Net sales decreased $5.5 million, or 4%, compared to the second quarter of 2024. The decline primarily reflected a decrease in our weighted-average realized price, partially offset by increased sales volume.
Cost of goods sold decreased $2.1 million, or 2%, compared to the second quarter of 2024, reflecting our ongoing initiatives to reduce our cost structure and the year-over-year improvement in our sales and production volume levels. In addition, the second quarter of 2024 included the recognition of an incremental $1.1 million of fixed manufacturing costs (including depreciation) related to low production levels.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Selling and administrative expenses increased $8.2 million, or 160%, compared to the second quarter of 2024. The second quarter of 2024 included $9.2 million for the reimbursement of legal fees in connection with the favorable outcome of an arbitration. Excluding this one-time reimbursement, selling and administrative expenses decreased approximately $1.0 million, compared to the second quarter of 2024, due to reduced employee-related expenses driven by of our cost rationalization and footprint optimization plan announced in February 2024.
Interest expense increased $9.8 million, or 63%, compared to the second quarter of 2024. Interest expense for the second quarter of 2025 included interest expense incurred on our Initial First Lien Term Loan Facility and our Delayed Draw First Lien Term Loan Facility that did not exist in the second quarter of 2024. In addition, interest expense in the second quarter of 2024 included $2.8 million of net gains recognized related to our interest rate swaps that were terminated in the second quarter of 2023. See Note 7, “Interest Expense” in the Notes to the Condensed Consolidated Financial Statements for further discussion.
The following table summarizes the income tax expense (benefit):

	Three Months Ended June 30,
	2025	2024
	(Dollars in thousands)

Income tax expense (benefit)	$51,207	$(592)
Loss before income taxes	(35,679)	(15,344)
Effective tax rate	(143.5)%	3.9%
The effective tax rate for the second quarter of 2025 was different than the U.S. statutory tax rate of 21% primarily due to the recording of a valuation allowance against the Company’s previously realizable U.S. and Switzerland deferred tax assets of $34.2 million and $8.4 million, respectively. The effective tax rate for the second quarter of 2024 was different from the U.S. statutory rate of 21% primarily due to the mix of U.S. and foreign earnings, tax incentives and provisions of the Tax Cuts and Jobs Act. See Note 9, “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
The table presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout this MD&A, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	Six Months Ended June 30,		Increase/ Decrease	% Change
	2025	2024
	(Dollars in thousands)

Net sales	$243,679	$273,911	$(30,232)	(11)%
Cost of goods sold	240,650	267,174	(26,524)	(10)%
Lower of cost or market inventory valuation adjustment	4,676	4,073	603	15%
Gross (loss) profit	(1,647)	2,664	(4,311)	(162)%
Research and development	3,227	3,074	153	5%
Selling and administrative expenses	27,889	20,375	7,514	37%
Rationalization expenses	—	3,255	(3,255)	NM
Operating loss	(32,763)	(24,040)	(8,723)	36%
Other income, net	(1,979)	(1,484)	(495)	33%
Interest expense	55,259	31,235	24,024	77%
Interest income	(3,801)	(3,377)	424	(13)%
Loss before income taxes	(82,242)	(50,414)	(31,828)	63%
Income tax expense (benefit)	43,995	(4,793)	48,788	NM
Net loss	$(126,237)	$(45,621)	$(80,616)	177%
NM = Not Meaningful.
Net sales decreased $30.2 million, or 11%, compared to the first six months of 2024. The decline primarily reflected a decrease in our weighted-average realized price, partially offset by increased sales volume.
Cost of goods sold decreased $26.5 million, or 10%, compared to the first six months of 2024, reflecting our ongoing initiatives to reduce our cost structure. Inventory written down in prior periods due to LCM inventory valuation adjustments had a $5.5 million favorable impact on cost of goods sold in the first six months of 2025 compared to the first six months of 2024. In addition, the first six months of 2024 included the recognition of an incremental $10.9 million of fixed manufacturing costs (including depreciation) related to low production levels. These decreases were partially offset by the impact of increased volume.
Selling and administrative expenses increased $7.5 million, or 37%, compared to the first six months of 2024. The first six months of 2024 included $9.2 million for the reimbursement of legal fees in connection with the favorable outcome of an arbitration. Excluding this one-time reimbursement, selling and administrative expenses decreased approximately $1.7 million, compared to the first six months of 2024, due to reduced employee-related expenses driven by our cost rationalization and footprint optimization plan announced in February 2024.
Interest expense increased $24.0 million, or 77%, compared to the first six months of 2024. Interest expense for the first six months of 2025 included interest expense incurred on our Initial First Lien Term Loan Facility and our Delayed Draw First Lien Term Loan Facility that did not exist in the first six months of 2024. In addition, interest expense in the first six months of 2025 included $6.3 million of debt modification costs due to post-closure costs related to our debt transactions announced in the fourth quarter of 2024 and are primarily legal, advisory and other administrative costs. See Note 7, “Interest Expense” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The following table summarizes the income tax expense (benefit):

	Six Months Ended June 30,
	2025	2024
	(Dollars in thousands)
Income tax expense (benefit)	$43,995	$(4,793)
Loss before income taxes	(82,242)	(50,414)
Effective tax rate	(53.5)%	9.5%
The effective tax rate for the first six months of 2025 was different than the U.S. statutory tax rate of 21% primarily due to the recording of a valuation allowance against the Company’s previously realizable U.S. and Switzerland deferred tax assets of $34.2 million and $8.4 million, respectively. The effective tax rate for the first six months of 2024 was different from the U.S. statutory rate of 21% primarily due to the mix of U.S. and foreign earnings, tax incentives and provisions of the Tax Cuts and Jobs Act. See Note 9, “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements for further discussion.
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
Many of the countries in which we have a manufacturing facility or commercial activities have been subject to significant economic and political changes, which have significantly impacted currency exchange rates. We cannot predict changes in currency exchange rates in the future or whether those changes will have net positive or negative impacts on our net sales, cost of goods sold or net loss.
The impact of these changes in the average exchange rates of other currencies against the U.S. dollar on our net sales was increases of $2.2 million and $1.3 million, respectively, for the second quarter and first six months of 2025 compared to the same periods of 2024. The impact of these changes on our cost of goods sold was increases of $3.0 million and $0.6 million for the second quarter and first six months of 2025, respectively, compared to the same periods of 2024.
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
We believe that we have adequate liquidity to meet our needs for at least the next twelve months. As of June 30, 2025, we had liquidity of $366.5 million, consisting of cash and cash equivalents of $158.5 million, $108.0 million of availability under our 2018 Revolving Credit Facility (after giving effect to $7.4 million of letters of credit) and $100.0 million of availability under our Initial First Lien Term Loan Facility (with respect to the Delayed Draw Commitments thereunder). As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenants thereunder (see below and Note 5, “Debt and Liquidity”), our operating performance as of June 30, 2025 and December 31, 2024 resulted

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

in a reduction of the availability under the 2018 Revolving Credit Facility. We had long-term debt of $1.1 billion as of each of June 30, 2025 and December 31, 2024. As of December 31, 2024, we had liquidity of $464.2 million, consisting of cash and cash equivalents of $256.2 million, $108.0 million of availability under our 2018 Revolving Credit Facility (after giving effect to $7.4 million of letters of credit) and $100.0 million of availability under our Initial First Lien Term Loan Facility (with respect to the Delayed Draw Commitments thereunder).
As of June 30, 2025 and December 31, 2024, $60.7 million and $60.0 million, respectively, of our cash and cash equivalents were located outside of the U.S. We repatriate funds from our foreign subsidiaries through dividends. All of our subsidiaries face the customary statutory limitation that distributed dividends cannot exceed the amount of retained and current earnings. Upon repatriation to the U.S., the foreign source portion of dividends we receive from our foreign subsidiaries are not subject to U.S. federal income tax because the amounts were either previously taxed or are exempted from tax by Section 245A of the Internal Revenue Service Code (the “Code”).
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Global experiences specific kinds of changes in control or the Company or any of the restricted subsidiaries sells certain of its assets, then GrafTech Global must offer to repurchase the New 9.875% Notes on the terms set forth in the New 9.875% Notes Indenture.
The New Notes Indentures contain certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, to incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, incur or suffer to exist liens securing indebtedness, make certain investments, engage in certain transactions with affiliates, consummate certain asset sales and effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets. Pursuant to the New Notes Indentures, if our pro forma consolidated total net leverage ratio is no greater than 2.50 to 1.00, we can make restricted payments so long as no default or event of default has occurred and is continuing. If our pro forma consolidated total net leverage ratio is greater than 2.50 to 1.00, we can make restricted payments pursuant to certain baskets. We were in compliance with all of our debt covenants in the New Notes Indentures as of June 30, 2025 and December 31, 2024.
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
The Existing 4.625% Notes Indenture contains certain events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Finance, all outstanding Existing 4.625% Notes will

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding Existing 4.625% Notes may declare all of the Existing 4.625% Senior Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of June 30, 2025 and December 31, 2024.
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
The Existing 9.875% Notes Indenture contains certain events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Global, all outstanding Existing 9.875% Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding Existing 9.875% Notes may declare all of the Existing 9.875% Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of June 30, 2025 and December 31, 2024.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
2018 Term Loan and 2018 Revolving Credit Facility
In February 2018, the Company entered into a credit agreement (as amended, the “2018 Credit Agreement”), which provided for (i) a $2,250 million senior secured term facility (the “2018 Term Loan Facility”) after giving effect to the June 2018 amendment (the “First Amendment”) that increased the aggregate principal amount of the 2018 Term Loan Facility from $1,500 million to $2,250 million and (ii) a $330 million senior secured revolving credit facility after giving effect to the May 2022 amendment that increased the revolving commitments under the 2018 Credit Agreement by $80 million from $250 million (the “2018 Revolving Credit Facility”). GrafTech Finance Inc. (“GrafTech Finance”) was the sole borrower under the 2018 Term Loan Facility while GrafTech Finance, GrafTech Switzerland SA (“Swissco”) and GrafTech Luxembourg II S.à.r.l. (“Luxembourg Holdco” and, together with GrafTech Finance and Swissco, the “Co-Borrowers”) were co-borrowers under the 2018 Revolving Credit Facility. In December 2024, the 2018 Credit Agreement was further amended to provide for a $225 million senior secured first lien revolving credit facility, reducing the revolving commitments under the 2018 Credit Agreement by $105 million. On June 26, 2023, GrafTech repaid the term loans under the 2018 Term Loan Facility with proceeds from the Existing 9.875% Notes issuance. As of June 30, 2025 and December 31, 2024, there were no outstanding term loans under the 2018 Term Loan Facility.
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
The 2018 Revolving Credit Facility matures on November 30, 2028, subject to a springing maturity date 91 days prior to the maturity date of certain other reference indebtedness. As of June 30, 2025 and December 31, 2024, the availability under our 2018 Revolving Credit Facility was $108.0 million. As of June 30, 2025 and December 31, 2024, there were no borrowings outstanding on the 2018 Revolving Credit Facility and there was $7.4 million of letters of credit drawn against the 2018 Revolving Credit Facility as of each date. As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenants thereunder, our operating performance as of June 30, 2025 and December 31, 2024 resulted in our inability to access the full amount of commitments under the facility.
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
The 2018 Revolving Credit Facility has customary negative covenants and events of default and is required to be prepaid in the case of certain mandatory prepayments of the First Lien Term Loans. The 2018 Revolving Credit Facility also includes a financial covenant requiring that the Company have a Senior Secured First Lien Net Leverage Ratio of no more than 4.00 to 1.00, tested quarterly, to the extent outstanding revolving loans and letters of credit (subject to certain exclusions)

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

exceed 51.3% of the amount of commitments then-existing under the 2018 Revolving Credit Facility. We were in compliance with all of our debt covenants as of June 30, 2025 and December 31, 2024.
Uses of Liquidity
In July 2019, our Board of Directors authorized a program to repurchase up to $100.0 million of our outstanding common stock. In November 2021, our Board of Directors authorized the repurchase of an additional $150.0 million of stock repurchases under this program. We may purchase shares from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18 plans. The amount and timing of repurchases are subject to a variety of factors including liquidity, stock price, applicable legal requirements, other business objectives and market conditions. In the second quarter and first six months of 2025, we did not repurchase any shares of our common stock. As of June 30, 2025, we had $99.0 million remaining under our stock repurchase authorization.
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
We manage our capital expenditures by taking into account quality, plant reliability, safety, environmental and regulatory requirements, prudent or essential maintenance requirements, global economic conditions, available capital resources, liquidity, long-term business strategy and return on invested capital for the relevant expenditures, cost of capital and return on invested capital of the Company as a whole and other factors.     Capital expenditures totaled $14.2 million in the six months ended June 30, 2025. We continue to expect full-year capital expenditures to be approximately $40.0 million for 2025.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

    Cash Flow
The following table summarizes our cash flow activities:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash used in:
Operating activities	$(85,422)	$(37,385)
Investing activities	(14,157)	(17,410)
Financing activities	(264)	(117)
Net change in cash and cash equivalents	$(99,843)	$(54,912)
Net cash used in operating activities increased $48.0 million in the first six months of 2025 compared to the first six months of 2024. The increase was primarily due to a $32.0 million increase in cash used for working capital. Cash flow used for inventories increased $46.4 million in the first six months of 2025 compared to the first six months of 2024 primarily due to increased quantities on-hand as we execute our initiative to manage costs by level-loading our production in 2025. Cash flow used for accounts payable and accruals decreased $14.6 million in the first six months of 2025 compared to the first six months of 2024 primarily due to the timing of payments.
Net cash used in investing activities was $14.2 million in the six months ended June 30, 2025 compared to $17.4 million in the six months ended June 30, 2024 and represents capital expenditures made in the ordinary course of business.
Net cash used in financing activities was $0.3 million in the first six months of 2025 compared to $0.1 million in the first six months of 2024, primarily in connection with vesting of RSUs and tax withholding on behalf of the participants.
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
We define adjusted net loss, a non‑GAAP financial measure, as net loss, excluding the items used to calculate adjusted EBITDA and further excluding debt modification costs, less the tax effect of those adjustments and non-cash income tax expense related to the establishment of a deferred tax valuation allowance. We define adjusted loss per share, a non‑GAAP financial measure, as adjusted net loss divided by the weighted average diluted common shares outstanding during the period. We believe adjusted net loss and adjusted loss per share are useful to present to investors because we believe that they assist investors’ understanding of the underlying operational profitability of the Company.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The following tables reconcile our non-GAAP financial measures to the most directly comparable GAAP measures:

Reconciliation of Net Loss to Adjusted Net Loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)
Net loss	$(86,886)	$(14,752)	$(126,237)	$(45,621)

Diluted loss per common share:
Net loss per share	$(0.34)	$(0.06)	$(0.49)	$(0.18)
Weighted average shares outstanding	259,183,478	257,772,069	258,779,643	257,587,613

Adjustments, pre-tax:
Pension and OPEB plan expenses(1)	633	477	1,261	824
Rationalization expenses(2)	—	110	—	3,255
Rationalization-related expenses(3)	—	—	—	2,655
Non-cash losses (gains) on foreign currency remeasurement(4)	1,363	(928)	1,346	(1,090)
Stock-based compensation expense(5)	1,842	1,561	2,422	2,608
Proxy contest expenses(6)	—	542	—	752
Tax Receivable Agreement adjustment(7)	(3,802)	—	(3,791)	37
Debt modification costs(8)	932	—	6,293	—
Total non-GAAP adjustments pre-tax	968	1,762	7,531	9,041
Income tax non-GAAP adjustment(9)	(42,624)	—	(42,624)	—
Income tax impact on non-GAAP adjustments(10)	(1,047)	574	320	2,145
Adjusted net loss	$(42,247)	$(13,564)	$(76,402)	$(38,725)
(1)Net periodic benefit cost for our pension and OPEB plans.
(2)Severance and contract termination costs associated with the cost rationalization and footprint optimization plan announced in February 2024.
(3)Other non-cash costs, primarily inventory and fixed asset write-offs, associated with the cost rationalization and footprint optimization plan announced in February 2024.
(4)Non-cash losses (gains) from foreign currency remeasurement of non-operating assets and liabilities of our non-U.S. subsidiaries where the functional currency is the U.S. dollar.
(5)Non-cash expense for stock-based compensation awards.
(6)Expenses associated with our proxy contest.
(7)Prior to the second quarter of 2025, represents expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that have been utilized. In the second quarter of 2025, represents the write-off of the remaining liability for pre-IPO tax assets that are not expected to be utilized.
(8)Debt modification costs related to the December 2024 debt transactions, which are recognized in interest expense on the Condensed Consolidated Statements of Operations.
(9)Represents non-cash income tax expense recorded in the second quarter of 2025 related to the establishment of a full valuation allowance against the Company’s U.S. and Switzerland deferred tax assets.
(10) Represents the tax impact on the non-GAAP adjustments.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of Loss per share to Adjusted Loss per Share
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loss per share	$(0.34)	$(0.06)	$(0.49)	$(0.18)
Adjustments per share:
Pension and OPEB plan expenses(1)	—	—	—	—
Rationalization expenses(2)	—	—	—	0.01
Rationalization-related expenses(3)	—	—	—	0.01
Non-cash losses (gains) on foreign currency remeasurement(4)	0.01	—	0.01	—
Stock-based compensation expense(5)	0.01	0.01	0.01	0.01
Proxy contest expenses(6)	—	—	—	—
Tax Receivable Agreement adjustment(7)	(0.01)	—	(0.01)	—
Debt modification costs(8)	—	—	0.02	—
Total non-GAAP adjustments pre-tax per share	0.01	0.01	0.03	0.03
Income tax non-GAAP adjustment per share(9)	(0.16)	—	(0.16)	—
Income tax impact on non-GAAP adjustments per share(10)	(0.01)	—	—	—
Adjusted loss per share	$(0.16)	$(0.05)	$(0.30)	$(0.15)
(1)Net periodic benefit cost for our pension and OPEB plans.
(2)Severance and contract termination costs associated with the cost rationalization and footprint optimization plan announced in February 2024.
(3)Other non-cash costs, primarily inventory and fixed asset write-offs, associated with the cost rationalization and footprint optimization plan announced in February 2024.
(4)Non-cash losses (gains) from foreign currency remeasurement of non-operating assets and liabilities of our non-U.S. subsidiaries where the functional currency is the U.S. dollar.
(5)Non-cash expense for stock-based compensation awards.
(6)Expenses associated with our proxy contest.
(7)Prior to the second quarter of 2025, represents expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that have been utilized. In the second quarter of 2025, represents the write-off of the remaining liability for pre-IPO tax assets that are not expected to be utilized.
(8)Debt modification costs related to the December 2024 debt transactions, which are recognized in interest expense on the Condensed Consolidated Statements of Operations.
(9)Represents non-cash income tax expense recorded in the second quarter of 2025 related to the establishment of a full valuation allowance against the Company’s U.S. and Switzerland deferred tax assets.
(10)Represents the tax impact on the Non-GAAP adjustments.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of Net Loss to Adjusted EBITDA	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net loss	$(86,886)	$(14,752)	$(126,237)	$(45,621)
Add:
Depreciation and amortization	15,562	14,319	29,345	28,202
Interest expense	25,418	15,609	55,259	31,235
Interest income	(1,866)	(1,853)	(3,801)	(3,377)
Income taxes	51,207	(592)	43,995	(4,793)
EBITDA	3,435	12,731	(1,439)	5,646
Adjustments:
Pension and OPEB plan expenses(1)	633	477	1,261	824
Rationalization expenses(2)	—	110	—	3,255
Rationalization-related expenses(3)	—	—	—	2,655
Non-cash losses (gains) on foreign currency remeasurement(4)	1,363	(928)	1,346	(1,090)
Stock-based compensation expense(5)	1,842	1,561	2,422	2,608
Proxy contest expenses(6)	—	542	—	752
Tax Receivable Agreement adjustment(7)	(3,802)	—	(3,791)	37
Adjusted EBITDA	$3,471	$14,493	$(201)	$14,687
(1)Net periodic benefit cost for our pension and OPEB plans.
(2)Severance and contract termination costs associated with the cost rationalization and footprint optimization plan announced in February 2024.
(3)Other non-cash costs, primarily inventory and fixed asset write-offs, associated with the cost rationalization and footprint optimization plan announced in February 2024.
(4)Non-cash losses (gains) from foreign currency remeasurement of non-operating assets and liabilities of our non-U.S. subsidiaries where the functional currency is the U.S. dollar.
(5)Non-cash expense for stock-based compensation awards.
(6)Expenses associated with our proxy contest.
(7)Prior to the second quarter of 2025, represents expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that have been utilized. In the second quarter of 2025, represents the write-off of the remaining liability for pre-IPO tax assets that are not expected to be utilized.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow and Adjusted Free Cash Flow
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net cash used in operating activities	$(53,236)	$(36,855)	$(85,422)	$(37,385)
Capital expenditures	(3,909)	(6,979)	(14,190)	(17,490)
Free cash flow	(57,145)	(43,834)	(99,612)	(54,875)

Debt modification costs(1)	3,808	—	6,001	—
Adjusted free cash flow	$(53,337)	$(43,834)	$(93,611)	$(54,875)
(1) Cash payments of debt modification costs related to the December 2024 debt transactions, which are recognized in interest expense on the Condensed Consolidated Statements of Operations and recognized in net cash used in operating activities on the Condensed Consolidated Statements of Cash Flows.

Reconciliation of Cost of Goods Sold to Cash Cost of Goods Sold per MT

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per MT amounts)
Cost of goods sold	$129,885	$131,970	$240,650	$267,174
Less:
Depreciation and amortization(1)	13,946	12,648	26,090	24,855
Cost of goods sold - by-products and other(2)	8,585	9,301	17,000	18,901
Rationalization-related expenses(3)	—	—	—	2,655
Cash cost of goods sold	107,354	110,021	197,560	220,763
Sales volume (in thousands of MT)	28.6	25.5	53.3	49.6
Cash cost of goods sold per MT	$3,754	$4,315	$3,707	$4,451
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
The outstanding foreign currency derivatives represented unrealized pre-tax net gains of $0.3 million and $0.1 million as of June 30, 2025 and December 31, 2024, respectively.
Sensitivity analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the underlying exposures as well as on the fair values of our derivatives. The sensitivity analysis for the derivatives represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction.
As of June 30, 2025, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease of $1.2 million or a corresponding increase of $1.2 million, respectively, in the fair value of the foreign currency hedge portfolio.
A hypothetical increase in interest rates of 100 basis points would have increased our interest expense by $0.4 million in the second quarter of 2025.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Brazil Clause IV

Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees’ appeal in favor of GrafTech Brazil. The employees filed a further appeal and on September 12, 2022, we filed our response in opposition. We intend to vigorously defend our position. As of June 30, 2025, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.

Securities and Derivative Litigation
On January 25, 2024, a stockholder of the Company filed a class action complaint on behalf of a putative class consisting of purchasers of GrafTech common stock between February 8, 2019 and August 3, 2023 in the United States District Court for the Northern District of Ohio. The complaint names the Company, certain past and present executive officers, and three entities associated with Brookfield as defendants. The complaint alleges that certain public filings and statements made by the Company contained material misrepresentations or omissions relating to the circumstances before and after the prior temporary suspension of the Company’s graphite electrode facility located in Monterrey, Mexico, in September 2022. The complaint seeks unspecified compensatory damages, costs and expenses, and unspecified equitable or injunctive relief. On May 15, 2024, the Court appointed the University of Puerto Rico Retirement System as the lead plaintiff. On October 7, 2024, the plaintiff filed an amended complaint. The defendants have moved to dismiss the complaint.

Beginning on June 9, 2025 stockholders filed three derivative actions purporting to assert claims on behalf of and in the name of the Company in the U.S. District Court for the Northern District of Ohio, against certain past and present directors and officers of the Company and three entities associated with Brookfield. The complaints generally allege breaches of fiduciary duty and mismanagement based on the same facts and circumstances alleged in the securities class action lawsuit described above, and seek an award to the Company of unspecified damages, costs, expenses, and equitable relief.

At this stage of the proceedings, it is too early to determine if any of these matters would reasonably be expected to have a material adverse effect on our financial condition.
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
The listing of shares of our common stock does not currently comply with the continued listing requirements of the NYSE, and if the NYSE delists our common stock, it could have an adverse impact on the trading, liquidity and market price of our common stock.

The Company’s common stock is listed on the NYSE under the symbol “EAF”. The price of our common stock may be adversely affected due to, among other things, our financial results and market conditions. The Company's common stock does not currently comply with the continued listing requirements in the NYSE’s minimum share price standard.

We are seeking to effect a reverse stock split, subject to obtaining stockholder approval, in order to address the $1.00 minimum bid price requirement under NYSE rules at our upcoming Special Meeting of Stockholders expected to be held August 14, 2025. In the event the Reverse Stock Split is implemented, we cannot predict the effect that the Reverse Stock Split would have on the market price for shares of our common stock, and the history of similar reverse stock splits for companies in like circumstances has varied. Some investors may have a negative view of a reverse stock split. Even if the Reverse Stock Split were to have a positive effect on the market price for shares of our common stock, performance of our business and financial results, general economic conditions and the market perception of our business, and other adverse factors which may not be in our control could lead to a decrease in the price of our common stock following the Reverse Stock Split. Further, even if we implement the Reverse Stock Split in the time period required, there can be no assurance that stock price of our common stock will remain above the minimum $1.00 bid price required for any post-split NYSE monitoring period or otherwise. A delisting for this reason or any other reason could materially affect our ability to raise capital, adversely affect our business and the price of our common stock.

Item 5. Other Information
None of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended June 30, 2025.

Table of PART II. OTHER INFORMATION (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1
Amended and Restated Certificate of Incorporation of GrafTech International Ltd. (incorporated by reference to Exhibit 3.1 to GrafTech International Ltd.’s Quarterly Report on Form 10-Q filed May 1, 2019).

3.2	Amended and Restated By-Laws of GrafTech International Ltd. (incorporated by reference to Exhibit 3.1 to GrafTech International Ltd.’s Current Report on Form 8-K filed November 14, 2023).

31.1*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Timothy K. Flanagan, Chief Executive Officer and President (Principal Executive Officer).

31.2*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Rory O’Donnell, Chief Financial Officer and Senior Vice President (Principal Financial Officer).

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy K. Flanagan, Chief Executive Officer and President (Principal Executive Officer).

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Rory O’Donnell, Chief Financial Officer and Senior Vice President (Principal Financial Officer).

101	The following financial information from GrafTech International Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ (Deficit) Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).

____________________________
*    Filed herewith
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	July 25, 2025	By:	/s/ Rory O’Donnell
Rory O’Donnell
Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)