Form 10-Q
period 2025-09-30
GRAFTECH INTERNATIONAL LTD
filed 2025-10-24
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 17, 2025, 25,820,110 shares of common stock were outstanding.

Presentation of Financial, Market and Industry Data
We present our financial information on a consolidated basis. Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.
Certain market and industry data included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (the “Report”) has been obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications, government publications and third-party forecasts in conjunction with our assumptions about our markets. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources have consented to the disclosure or use of data in this Report. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Cautionary Note Regarding Forward-Looking Statements” in this Report and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report on Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 14, 2025 and Quarterly Report on Form 10-Q (“Q2 Quarterly Report on Form 10-Q”) for the quarter ended June 30, 2025 filed with the SEC on July 25, 2025.
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
•the cyclical nature of our business and the selling prices of our products, which may further decline in the future, and may continue to lead to prolonged periods of reduced profitability and net losses or adversely impact liquidity;
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
•the possibility that the imposition of current, new or increases of existing custom duties and other tariffs in the countries in which we, our customers and our suppliers operate could adversely affect our ability to compete, operations and results of operations;

•the possibility that our indebtedness could limit our financial and operating activities or that our cash flows may not be sufficient to service our indebtedness;
•the fact that any current or future borrowings may subject us to interest rate risk;
•risks and uncertainties associated with our ability to access the capital and credit markets could adversely affect our results of operations, cash flows and financial condition;
•the possibility that disruptions in the capital and credit markets could adversely affect our customers and suppliers;
•the possibility that restrictive covenants in our financing agreements could restrict or limit our operations; and
•changes in health, safety and environmental regulations applicable to our manufacturing operations and facilities.
These factors should not be construed as exhaustive and should be read in conjunction with the Risk Factors and other cautionary statements that are included in our Annual Report on Form 10-K, Q2 Quarterly Report on Form 10-Q and other filings with the SEC. The forward-looking statements made in this Report relate only to events as of the date on which the statements are made. Except as required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$177,635	$256,248
Accounts and notes receivable, net of allowance for doubtful accounts of $3,571 as of September 30, 2025 and $7,114 as of December 31, 2024	88,303	93,576
Inventories	243,293	231,241
Prepaid expenses and other current assets	60,551	55,732
Total current assets	569,782	636,797
Property, plant and equipment	968,866	910,247
Less: accumulated depreciation	487,390	427,548
Net property, plant and equipment	481,476	482,699
Deferred income taxes	13,717	53,139
Other assets	42,860	51,639
Total assets	$1,107,835	$1,224,274
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$62,273	$72,833
Accrued income and other taxes	10,583	9,642
Other accrued liabilities	43,224	53,362
Interest payable	18,886	2,070
Tax Receivable Agreement	—	2,022
Total current liabilities	134,966	139,929
Long-term debt	1,092,759	1,086,915
Other long-term obligations	47,472	48,559
Deferred income taxes	26,998	23,971
Tax Receivable Agreement long-term	—	3,802
Commitments and contingencies - Note 8
Stockholders’ deficit:
Preferred stock, par value $0.01, 30,000,000 shares authorized, none issued(1)	—	—
Common stock, par value $0.01, 300,000,000 shares authorized, 25,815,812 and 25,726,420 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively(1)	2,582	2,572
Additional paid-in capital	758,192	755,338
Accumulated other comprehensive loss	(7,302)	(43,359)
Accumulated deficit	(947,832)	(793,453)
Total stockholders’ deficit	(194,360)	(78,902)
Total liabilities and stockholders’ deficit	$1,107,835	$1,224,274
See accompanying Notes to the Condensed Consolidated Financial Statements

(1) All share and per share data for all periods presented have been retroactively adjusted to reflect the 1-for-10 reverse stock split which became effective on August 29, 2025. See Note 1, “Organization and Summary of Significant Accounting Policies” for further information.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$143,998	$130,654	$387,677	$404,565
Cost of goods sold	132,041	134,885	372,691	402,059
Lower of cost or market inventory valuation adjustment	1,650	7,843	6,326	11,916
Gross profit (loss)	10,307	(12,074)	8,660	(9,410)
Research and development	1,639	1,245	4,866	4,319
Selling and administrative expenses	13,784	13,060	41,673	33,435
Rationalization expenses	—	(99)	—	3,156
Operating loss	(5,116)	(26,280)	(37,879)	(50,320)

Other expense (income), net	142	(285)	(1,837)	(1,769)
Interest expense	24,517	16,503	79,776	47,738
Interest income	(1,383)	(1,098)	(5,184)	(4,475)
Loss before income taxes	(28,392)	(41,400)	(110,634)	(91,814)
Income tax expense (benefit)	90	(5,332)	44,085	(10,125)
Net loss	$(28,482)	$(36,068)	$(154,719)	$(81,689)

Basic loss per common share:
Net loss per share(1)	$(1.10)	$(1.40)	$(5.97)	$(3.17)
Weighted average common shares outstanding(1)	25,933,254	25,769,616	25,896,520	25,756,936
Diluted loss per common share:
Net loss per share(1)	$(1.10)	$(1.40)	$(5.97)	$(3.17)
Weighted average common shares outstanding(1)	25,933,254	25,769,616	25,896,520	25,756,936

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Net loss	$(28,482)	$(36,068)	$(154,719)	$(81,689)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0, $(16), $0 and $29, respectively	1,601	10,308	36,178	(2,404)
Commodities, interest rate and foreign currency derivatives, net of tax benefit of $7, $386, $19 and $2,111, respectively	(39)	(1,315)	(121)	(7,516)
Other comprehensive income (loss), net of tax	1,562	8,993	36,057	(9,920)
Comprehensive loss	$(26,920)	$(27,075)	$(118,662)	$(91,609)

See accompanying Notes to the Condensed Consolidated Financial Statements

(1) All share and per share data for all periods presented have been retroactively adjusted to reflect the 1-for-10 reverse stock split which became effective on August 29, 2025. See Note 1, “Organization and Summary of Significant Accounting Policies” for further information.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities:
Net loss	$(154,719)	$(81,689)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	45,844	46,135
Deferred income tax expense (benefit)	40,782	(11,743)
Non-cash stock-based compensation expense	3,434	4,446
Non-cash interest expense (benefit)	5,844	(3,578)
Lower of cost or market inventory valuation adjustment	6,326	11,916
Other adjustments	11,383	(3,457)
Net change in working capital*	(13,792)	29,711
Change in Tax Receivable Agreement	(5,824)	(5,417)
Net cash used in operating activities	(60,722)	(13,676)
Cash flow from investing activities:
Capital expenditures	(20,514)	(21,517)
Proceeds from the sale of fixed assets	298	100
Net cash used in investing activities	(20,216)	(21,417)
Cash flow from financing activities:
Payments for taxes related to net share settlement of equity awards	(230)	(82)
Principal payments under finance lease obligations	(80)	(58)
Net cash used in financing activities	(310)	(140)
Net change in cash and cash equivalents	(81,248)	(35,233)
Effect of exchange rate changes on cash and cash equivalents	2,635	(239)
Cash and cash equivalents at beginning of period	256,248	176,878
Cash and cash equivalents at end of period	$177,635	$141,406

* Net change in working capital due to changes in the following components:
Accounts and notes receivable, net	$9,142	$11,201
Inventories	(15,034)	50,105
Prepaid expenses and other current assets	(6,263)	2,810
Income taxes payable	(691)	(2,616)
Accounts payable and accruals	(17,762)	(48,666)
Interest payable	16,816	16,877
Net change in working capital	$(13,792)	$29,711

Net cash paid during the periods for:
Interest	$57,117	$34,440
Income taxes	$4,394	$4,377
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(5,506)	$(7,334)

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (Dollars in thousands, except per share data) (Unaudited)
	Issued Shares of Common Stock(1)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance as of December 31, 2024	25,726,420	$2,572	$755,338	$(43,359)	$(793,453)	$(78,902)
Net loss	—	—	—	—	(39,351)	(39,351)
Other comprehensive income:
Foreign currency derivatives income, net of tax of $0	—	—	—	—	—	—
Foreign currency derivatives reclassification adjustments, net of tax of $7	—	—	—	(50)	—	(50)
Foreign currency translation adjustments, net of tax of $0	—	—	—	12,596	—	12,596
Total other comprehensive income	—	—	—	12,546	—	12,546
Stock-based compensation	104,893	9	571	—	—	580
Payments for taxes related to net share settlement of equity awards	(19,955)	—	(565)	—	352	(213)
Balance as of March 31, 2025	25,811,358	$2,581	$755,344	$(30,813)	$(832,452)	$(105,340)
Net loss	—	—	—	—	(86,886)	(86,886)
Other comprehensive income:
Foreign currency derivatives income, net of tax of $(20)	—	—	—	131	—	131
Foreign currency derivatives reclassification adjustments, net of tax of $25	—	—	—	(163)	—	(163)
Foreign currency translation adjustments, net of tax of $0	—	—	—	21,981	—	21,981
Total other comprehensive income	—	—	—	21,949	—	21,949
Stock-based compensation	3,851	1	1,841	—	—	1,842
Balance as of June 30, 2025	25,815,209	$2,582	$757,185	$(8,864)	$(919,338)	$(168,435)
Net loss	—	—	—	—	(28,482)	(28,482)
Other comprehensive income:
Foreign currency derivatives income, net of tax of $0	—	—	—	—	—	—
Foreign currency derivatives reclassification adjustments, net of tax of $7	—	—	—	(39)	—	(39)
Foreign currency translation adjustments, net of tax of $0	—	—	—	1,601	—	1,601
Total other comprehensive income	—	—	—	1,562	—	1,562
Stock-based compensation	603	—	1,012	—	—	1,012
Payments for taxes related to net share settlement of equity awards	—	—	(5)	—	(12)	(17)
Balance as of September 30, 2025	25,815,812	$2,582	$758,192	$(7,302)	$(947,832)	$(194,360)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (Dollars in thousands, except per share data) (Unaudited)
	Issued Shares of Common Stock(1)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance as of December 31, 2023	25,683,206	$2,568	$749,527	$(11,458)	$(662,390)	$78,247
Net loss	—	—	—	—	(30,869)	(30,869)
Other comprehensive loss:
Commodity, interest rate and foreign currency derivatives loss, net of tax of $17	—	—	—	(121)	—	(121)
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $1,135	—	—	—	(4,132)	—	(4,132)
Foreign currency translation adjustments, net of tax of $45	—	—	—	(6,472)	—	(6,472)
Total other comprehensive loss	—	—	—	(10,725)	—	(10,725)
Stock-based compensation	39,077	4	1,043	—	—	1,047
Payments for taxes related to net share settlement of equity awards	(6,118)	—	(173)	—	91	(82)
Balance as of March 31, 2024	25,716,165	$2,572	$750,397	$(22,183)	$(693,168)	$37,618
Net loss	—	—	—	—	(14,752)	(14,752)
Other comprehensive loss:
Commodity, interest rate and foreign currency derivatives income, net of tax of $21	—	—	—	(151)	—	(151)
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $552	—	—	—	(1,797)	—	(1,797)
Foreign currency translation adjustments, net of tax of $0	—	—	—	(6,240)	—	(6,240)
Total other comprehensive loss	—	—	—	(8,188)	—	(8,188)
Stock-based compensation	645	—	1,561	—	—	1,561
Balance as of June 30, 2024	25,716,810	$2,572	$751,958	$(30,371)	$(707,920)	$16,239
Net loss	—	—	—	—	(36,068)	(36,068)
Other comprehensive income (loss):
Interest rate and foreign currency derivatives loss, net of tax of $(55)	—	—	—	363	—	363
Interest rate and foreign currency derivatives reclassification adjustments, net of tax of $441	—	—	—	(1,678)	—	(1,678)
Foreign currency translation adjustments of $(16)	—	—	—	10,308	—	10,308
Total other comprehensive income	—	—	—	8,993	—	8,993
Stock-based compensation	—	—	1,838	—	—	1,838
Balance as of September 30, 2024	25,716,810	$2,572	$753,796	$(21,378)	$(743,988)	$(8,998)

See accompanying Notes to the Condensed Consolidated Financial Statements

(1) All share and per share data for all periods presented have been retroactively adjusted to reflect the 1-for-10 reverse stock split which became effective on August 29, 2025. See Note 1, “Organization and Summary of Significant Accounting Policies” for further information.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)Organization and Summary of Significant Accounting Policies
A. Organization
GrafTech International Ltd. (the “Company” or “GrafTech”) is a leading manufacturer of high-quality graphite electrode products essential to the production of electric arc furnace (“EAF”) steel and other ferrous and non-ferrous metals. References herein to “GTI,” “we,” “our,” or “us” refer collectively to the Company and its subsidiaries. The Company’s common stock is listed on the New York Stock Exchange “NYSE” under the symbol “EAF.”
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
C. New Accounting Standards
Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The guidance was applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods were based on the significant segment expense categories identified and disclosed in the period of adoption. The adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures.
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
D. Reverse Stock Split
On August 29, 2025 (the “Effective Date”), we effected a reverse stock split of our issued and outstanding shares of common stock at a ratio of 1-for-10 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every ten (10) shares of common stock issued and outstanding, or held by the Company as treasury stock, immediately prior to the Effective Date was automatically combined and converted into one new share of common stock. The Reverse Stock Split was implemented to maintain compliance with the NYSE’s minimum bid price requirement. In addition, the number of authorized shares of the Company's common stock and preferred stock were proportionally reduced.
The Reverse Stock Split is retroactively reflected in these condensed consolidated financial statements for all periods presented in the accompanying financial statements, including all share and per share amounts. The Reverse Stock Split did not effect the total dollar amount of common stock or total stockholders’ (deficit). See Note 12, “Loss Per Share” for additional discussion.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(2)     Revenue from Contracts with Customers
Disaggregation of Revenue
The following table provides information about disaggregated revenue by type of product:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Graphite Electrodes	$132,909	$119,895	$353,611	$368,689
By-products and other	11,089	10,759	34,066	35,876
Total Revenues	$143,998	$130,654	$387,677	$404,565
In the first quarter of 2025, the Company updated its presentation of disaggregated revenue to align with how management evaluates its commercial and financial performance. Due to the immaterial amount of remaining take or pay contracts with initial terms of three to five years (“LTAs”), we no longer show these revenues as a separate line item.
Contract Balances
Substantially all of the Company’s receivables relate to contracts with customers. Accounts receivables are recorded when the right to consideration becomes unconditional. Payment terms on invoices range from 20 to 180 days depending on the customary business practices of the jurisdictions in which we do business.
We did not have any contract asset balances as of September 30, 2025 or December 31, 2024.
Deferred revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations.
Deferred revenue is included in “Other accrued liabilities” on the Condensed Consolidated Balance Sheets. We did not have any deferred revenue as of September 30, 2025 and our deferred revenue balance was $11.2 million as of December 31, 2024. The decrease in deferred revenue was driven by revenue recognized during the third quarter of 2025.

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
The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net sales	$143,998	$130,654	$387,677	$404,565
Cash cost of goods sold(1)	109,296	110,798	306,856	331,561
Other segment expenses	22,745	24,087	65,835	70,498
Lower of cost or market inventory valuation adjustment	1,650	7,843	6,326	11,916
Research and development	1,639	1,245	4,866	4,319
Selling and administrative expenses	13,784	13,060	41,673	33,435
Rationalization (income) expenses	—	(99)	—	3,156
Other expense (income), net	142	(285)	(1,837)	(1,769)
Interest expense	24,517	16,503	79,776	47,738
Interest income	(1,383)	(1,098)	(5,184)	(4,475)
Income tax expense (benefit)	90	(5,332)	44,085	(10,125)
Net loss	$(28,482)	$(36,068)	$(154,719)	$(81,689)

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4)     Intangible Assets
The following table summarizes intangible assets with determinable useful lives by major category, which are included in “Other assets” on our Condensed Consolidated Balance Sheets:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Trade names	$22,500	$(18,814)	$3,686	$22,500	$(18,226)	$4,274
Technology	55,300	(50,460)	4,840	55,300	(48,613)	6,687
Customer relationships	64,500	(44,241)	20,259	64,500	(41,063)	23,437
Total finite-lived intangible assets	$142,300	$(113,515)	$28,785	$142,300	$(107,902)	$34,398
Amortization expense for intangible assets was $1.8 million and $2.0 million for the three months ended September 30, 2025 and 2024, respectively, and $5.6 million and $6.1 million for the nine months ended September 30, 2025 and 2024, respectively. Amortization expense is expected to be approximately $1.7 million for the remainder of 2025, $6.7 million in 2026, $6.1 million in 2027, $5.5 million in 2028, $4.9 million in 2029 and $2.9 million in 2030.
(5)     Debt and Liquidity
The following table presents our long-term debt:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Initial First Lien Term Loans due 2029	175,000	175,000
Existing 4.625% Senior Notes due 2028	1,755	1,755
New 4.625% Second Lien Notes due 2029	498,245	498,245
Existing 9.875% Senior Notes due 2028	3,833	3,833
New 9.875% Second Lien Notes due 2029	446,167	446,167
Unamortized debt discount and issuance costs	(32,241)	(38,085)
Total long-term debt	$1,092,759	$1,086,915

The fair value of our debt was approximately $916.3 million and $905.8 million as of September 30, 2025 and December 31, 2024, respectively. The fair values were determined using Level 1 quoted market prices for the same or similar debt instruments.
Initial First Lien Term Loan Facility; Delayed Draw First Lien Term Loan Facility
As of September 30, 2025 and December 31, 2024, we did not have any borrowings under our Delayed Draw First Lien Term Loan Facility, with $100 million available as of the end of each period. This amount is available until July 23, 2026.
2018 Term Loan and 2018 Revolving Credit Facility
As of September 30, 2025 and December 31, 2024, the availability under our 2018 Revolving Credit Facility was $106.7 million and $108.0 million, respectively. As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenant thereunder, our operating performance as of September 30, 2025 and December 31, 2024 resulted in our inability to access the full amount of commitments under the facility. As of September 30, 2025 and December 31, 2024, there were no borrowings outstanding on the 2018 Revolving Credit Facility and there was $8.7 million and $7.4 million, respectively, of letters of credit drawn against the 2018 Revolving Credit Facility.
As of September 30, 2025 and December 31, 2024, there were no outstanding term loans under the 2018 Term Loan Facility.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We were in compliance with all of our debt covenants as of September 30, 2025 and December 31, 2024.
(6)     Inventories
Inventories are comprised of the following:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$84,413	$78,386
Work in process	130,023	122,590
Finished goods	28,857	30,265
Total	$243,293	$231,241
In the third quarter and first nine months of 2025, we recorded lower of cost or market (“LCM”) inventory valuation adjustments of $1.7 million and $6.3 million, respectively, in order to state our inventories at the lower of cost or market.
(7)     Interest Expense
The following table presents the components of interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Interest incurred on debt	$22,569	$17,111	$67,640	$51,316
Accretion of original issue discount	1,263	521	3,790	1,562
Amortization of debt issuance costs	685	747	2,054	2,244
Debt modification costs	—	—	6,292	—
Amortization of interest rate swap deferred gains	—	(1,876)	—	(7,384)
Total interest expense	$24,517	$16,503	$79,776	$47,738
The financing transactions entered into in 2024 were accounted for as a modification of the existing debt under ASC 470-50, Debt—Modifications and Extinguishments.
The Company incurred $6.3 million of fees and expenses related to post-closure costs attributable to the modification, which were expensed as incurred in the first nine months of 2025 and are included in Interest expense on the Condensed Consolidated Statements of Operations. The Company did not incur any fees and expenses related to post-closure costs attributable to the modification during the third quarter of 2025.
The Existing 9.875% Notes and the New 9.875% Notes carry fixed interest rates of 9.875%. The Existing 4.625% Notes and the New 4.625% Notes carry fixed interest rates of 4.625%. The Initial First Lien Term Loan had an effective interest rate of 10.16% as of September 30, 2025. The Company pays a ticking fee associated with the undrawn Delayed Draw Commitments in an amount equal to 3.75% per annum.
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
Brazil Clause IV
Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, and such amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees’ appeal in favor of GrafTech Brazil. The employees filed a further appeal and on September 12, 2022, we filed our response in opposition. We intend to vigorously defend our position. As of September 30, 2025, we are unable to assess the potential specific loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Securities and Derivative Litigation
On January 25, 2024, a stockholder of the Company filed a class action complaint on behalf of a putative class consisting of purchasers of GrafTech common stock between February 8, 2019 and August 3, 2023 in the United States District Court for the Northern District of Ohio. The complaint named the Company, certain past and present executive officers, and three entities associated with Brookfield Corporation and its affiliates (together, “Brookfield”) as defendants. The complaint alleged that certain public filings and statements made by the Company contained material misrepresentations or omissions relating to the circumstances before and after the prior temporary suspension of the Company’s graphite electrode facility located in Monterrey, Mexico, in September 2022. The complaint sought unspecified compensatory damages, costs and expenses, and unspecified equitable or injunctive relief. On May 15, 2024, the Court appointed the University of Puerto Rico Retirement System as the lead plaintiff. On October 7, 2024, the plaintiff filed an amended complaint. The defendants moved to dismiss the complaint. On August 18, 2025, the Court granted the defendants’ motion to dismiss. The plaintiff did not appeal.

Beginning on June 9, 2025, stockholders filed three derivative actions purporting to assert claims on behalf of and in the name of the Company in the U.S. District Court for the Northern District of Ohio, against certain past and present directors and officers of the Company and three entities associated with Brookfield. The complaints generally alleged breaches of fiduciary duty and mismanagement based on the same facts and circumstances alleged in the securities class action lawsuit described above, and sought an award to the Company of unspecified damages, costs, expenses, and equitable relief. Following the August 2025 decision of the Court to grant the defendants’ motion to dismiss in the securities class action, the stockholders filing the three derivative actions voluntarily dismissed each of the derivative actions in September 2025.

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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In the second quarter of 2025, we recorded a full valuation allowance against our U.S. deferred tax assets as it is more likely than not that we will not be able to utilize U.S. deferred tax assets. These deferred taxes include the remaining pre-IPO tax assets covered by the Tax Receivable Agreement for which the related foreign tax credits are more likely than not to expire prior to being utilized. As a result, the remaining $3.8 million Tax Receivable Agreement liability was written off to Other expense (income), net in the second quarter of 2025 in the Condensed Consolidated Financial Statements.
Brazil Income Tax Audit

On October 23, 2024, GrafTech Brasil Participações Ltda. received an income tax assessment notice from the Brazilian Internal Revenue Service (“IRS”) totaling approximately $33.4 million including approximately $19.9 million of interest and penalties, resulting from an audit carried out between 2023 and 2024, related to the period from 2019 to 2020. In this assessment, two issues were raised by the tax auditor. The first item disallowed the investment tax incentive (75% reduction of income tax), under the allegation that the Company did not have a negative tax debt certificate. The second disallowed the use of the VAT benefit (called Desenvolve) to increase the investment tax incentive. On October 3, 2025, GrafTech Brazil received a summons to acknowledge the decision issued by the Regional Judgment Office, which fully upheld the assessment issued against GrafTech Brazil, without any reductions.The Company believes that the IRS assessment and decision by the Regional Judgment Office is incorrect and does not believe that it is probable that it will incur a loss related to these matters. The Company intends to vigorously defend its position regarding both items and plans to appeal the Regional Judgment Office’s decision within the time prescribed.
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

The following table summarizes the income tax benefit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Income tax expense (benefit)	$90	$(5,332)	$44,085	$(10,125)
Loss before income taxes	(28,392)	(41,400)	(110,634)	(91,814)
Effective tax rate	(0.3)%	12.9%	(39.8)%	11.0%
The effective tax rate for the third quarter of 2025 was different than the U.S. statutory tax rate of 21% primarily due to no tax benefit being recorded on U.S. and Switzerland losses with a valuation allowance and the mix of foreign earnings.
The effective tax rate for the first nine months of 2025 was different than the U.S. statutory tax rate of 21% primarily due to no tax benefit being recorded on U.S. and Switzerland losses with a valuation allowance, the mix of foreign earnings, tax incentives and the recording of a valuation allowance against the Company’s previously realizable U.S. and Switzerland deferred tax assets of $33.6 million and $8.5 million, respectively, as described below.
The effective tax rate for the third quarter and first nine months of 2024 was different from the U.S. statutory rate of 21% primarily due to the mix of U.S. and foreign earnings, tax incentives and provisions of the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”).
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
At the end of the second quarter of 2025, the Company’s cumulative losses in the U.S. and Switzerland in recent years, when assessed with other positive and negative evidence, represented sufficient negative evidence to require full valuation allowances on its U.S. and Switzerland previously realizable deferred tax assets. As of September 30, 2025, the Company’s U.S. and Switzerland operations had valuation allowances recorded of $51.8 million and $8.5 million, respectively.
We applied the relevant provisions of the One Big Beautiful Bill Act (“OBBBA”) in the third quarter of 2025 following its enactment on July 4, 2025 and it did not have a material impact on our condensed consolidated financial statements.
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
Commodity derivative contracts
From time to time, we enter into commodity derivative contracts for refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. The unrealized gains or losses related to commodity derivative contracts designated as cash flow hedges are recorded in AOCL and subsequently, when realized, are reclassified to the Condensed Consolidated Statement of Operations when the hedged item impacts earnings, which is when the finished product is sold. There were no commodity derivative contracts outstanding as of September 30, 2025.
Interest rate swap contracts
We have utilized interest rate swaps in the past to limit exposure to market fluctuations on our variable-rate debt. For each derivative agreement that is designated as a cash-flow hedge, the unrealized gain or loss is recorded in AOCL and, when

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
realized, is recorded to interest expense. Upon discontinuance of a designated cash-flow hedging relationship, when interest payments are still probable of occurring, the fair value at the date of discontinuance is deferred into AOCL and amortized into interest expense based upon the term of the cash-flow hedging relationship. There were no interest rate swaps outstanding as of September 30, 2025.
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
The notional amounts of our outstanding derivative instruments as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
	Notional Amount	Notional Amount
	(Dollars in thousands)
Derivative instruments designated as hedges:
Foreign currency derivatives	$1,673	$—

Derivative instruments not designated as hedges:
Foreign currency derivatives	$36,413	$11,918
The fair value of our outstanding derivatives designated as hedges was a pre-tax unrealized gain $0.1 million as of September 30, 2025, which was recorded in prepaid and other current assets on the Condensed Consolidated Balance Sheets.
As of September 30, 2025, net realized pre-tax gains of $0.1 million related to our foreign currency derivatives were reported in AOCL and will be released to earnings within the next 12 months. No ineffectiveness expense was recorded in the third quarter or first nine months of 2025 or 2024.
The pre-tax realized (gains) losses on designated cash flow hedges are recognized in the Statements of Operations when the hedged item impacts earnings and were as follows for the periods ended September 30, 2025 and 2024:

		Amount of Loss (Gain) Recognized
	Location of Realized Loss (Gain) Recognized in the Condensed Consolidated Statement of Operations	Three Months Ended September 30,
		2025	2024
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold	$2	$(244)
Interest rate swap contracts	Interest expense	—	(1,876)

		Amount of (Gain) Loss Recognized
	Location of Realized (Gain) Loss Recognized in the Condensed Consolidated Statement of Operations	Nine Months Ended September 30,
		2025	2024
Derivatives designated as cash flow hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold	$(243)	$111
Commodity derivative contracts	Cost of goods sold	—	(2,462)
Interest rate swap contracts	Interest expense	—	(7,384)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pretax (gains) and losses on non-designated derivatives recognized in earnings were as follows:

		Amount of (Gain) Recognized
	Location of (Gain) Recognized in the Condensed Consolidated Statement of Operations	Three Months Ended September 30,
		2025	2024
Derivatives not designated as hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold	$(337)	$(453)

		Amount of (Gain) Recognized
	Location of (Gain) Recognized in the Condensed Consolidated Statement of Operations	Nine Months Ended September 30,
		2025	2024
Derivatives not designated as hedges:		(Dollars in thousands)
Foreign currency derivatives	Cost of goods sold	$(865)	$(496)
The following table summarizes the fair value of our outstanding derivatives not designated as hedges (on a gross basis) and balance sheet classification as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	Fair Value	Fair Value
	(Dollars in thousands)
Prepaid and other current assets
Foreign currency derivatives	$192	$296

Other accrued liabilities
Foreign currency derivatives	(85)	(248)

Net asset	$107	$48

(11)     Accumulated Other Comprehensive Loss
The balance in our Accumulated other comprehensive loss is set forth in the following table:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Foreign currency translation adjustments, net of tax	$(7,395)	$(43,573)
Foreign currency derivatives, net of tax	93	214
Total accumulated other comprehensive loss	$(7,302)	$(43,359)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(12)     Loss per Share
All share and per share data in the table above and in the discussion below have been retroactively adjusted for all periods presented to reflect the 1-for-10 reverse stock split which became effective on August 29, 2025. See Note 1, “Organization and Summary of Significant Accounting Policies” for further information. The following table presents a reconciliation of the numerator and denominator of basic and diluted loss per share for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share amounts)
Numerator for basic and diluted loss per share:
Net loss	$(28,482)	$(36,068)	$(154,719)	$(81,689)
Denominator:
Weighted average common shares outstanding for basic calculation	25,933,254	25,769,616	25,896,520	25,756,936
Weighted average common shares outstanding for diluted calculation	25,933,254	25,769,616	25,896,520	25,756,936
Basic loss per share	$(1.10)	$(1.40)	$(5.97)	$(3.17)
Diluted loss per share	$(1.10)	$(1.40)	$(5.97)	$(3.17)
Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is calculated by dividing net loss by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted loss per share calculation for the three and nine months ended September 30, 2025 excludes the dilutive effect of approximately 71,431 shares and 38,435 shares, respectively, and 1,686 shares and 2,722 shares for the three and nine months ended September 30, 2024, respectively, primarily related to restricted stock units (“RSUs”), as their inclusion would have been anti-dilutive due to the Company’s net loss.
Additionally, the weighted average common shares outstanding for the diluted loss per share calculation excludes consideration of 344,189 and 379,827 equivalent shares for the three and nine months ended September 30, 2025, respectively, and 556,666 and 514,874 equivalent shares for the three and nine months ended September 30, 2024, respectively, as their effect would have been anti-dilutive.
(13)     Stock-Based Compensation
The Human Resources and Compensation Committee of our Board of Directors granted 368,058 RSUs and 170,241 performance-based restricted stock units (“PSUs”) to our employees during the first nine months of 2025 under our Omnibus Equity Incentive Plan. Our electing non-employee directors received 40,618 deferred share units (“DSUs”) and 95,338 deferred RSUs (“DRSUs”) during the nine months ended September 30, 2025 under our Omnibus Equity Incentive Plan.
We measure the fair value of grants of RSUs, DSUs and DRSUs based on the closing market price of a share of our common stock on the date of the grant (or if the market is not open for trading on such date, the immediately preceding day on which the market is open for trading). The weighted average fair value per share was $11.90 for RSUs granted to employees and $10.18 and $7.13, respectively, for DSUs and DRSUs granted to non-employee directors during the nine months ended September 30, 2025.
We measure the fair value of grants of PSUs using a Monte Carlo valuation. The weighted average fair value of the PSUs granted in the first nine months of 2025 was $6.10 per share and will be expensed over a vesting period of three years. The final payout to holders of PSUs will be based upon the Company’s total shareholder return relative to a peer group’s performance measured at the end of each performance period. The final payout for PSUs granted in 2025 is subject to a 3.5x value cap.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In the three months ended September 30, 2025 and 2024, we recognized $1.0 million and $1.8 million, respectively, of stock-based compensation expense. The majority of the expense, $0.7 million and $1.6 million, respectively, was recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations, with the remaining expense recorded in cost of goods sold.
In the nine months ended September 30, 2025 and 2024, we recognized $3.4 million and $4.4 million, respectively, of stock-based compensation expense. The majority of the expense, $2.6 million and $3.8 million, respectively, was recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations, with the remaining expense recorded in cost of goods sold.
As of September 30, 2025, the unrecognized compensation cost related to the unvested portion of all stock-based awards was approximately $7.6 million and is expected to be recognized over the remaining vesting period of the respective grants.
All share and per share data in the discussion above has been retroactively adjusted for all periods presented to reflect the 1-for-10 reverse stock split which became effective on August 29, 2025. See Note 1, “Organization and Summary of Significant Accounting Policies” for further information.
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
As of September 30, 2025 and December 31, 2024, $6.1 million and $5.6 million, respectively, of SFP obligations were included in accounts payable on the Condensed Consolidated Balance Sheets and, upon settlement, are reflected as cash flow from operating activities in the Condensed Consolidated Statements of Cash Flows.

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
We believe GrafTech’s leadership position and vertical integration are sustainable competitive advantages. We believe the services and solutions we provide will position our customers and us for a better future.
Reverse Stock Split
On August 29, 2025, we effected the Reverse Stock Split. As a result of the Reverse Stock Split, every ten (10) shares of common stock issued and outstanding, or held by the Company as treasury stock, immediately prior to the Effective Date was automatically converted into one new share of common stock. The Reverse Stock Split was implemented to maintain compliance with the NYSE’s minimum bid price requirement. In addition, the number of authorized shares of the Company's common stock and preferred stock were proportionally reduced.
The Reverse Stock Split is retroactively reflected in these condensed consolidated financial statements for all periods presented in the accompanying financial statements, including all share and per share amounts. The Reverse Stock Split did not effect the total dollar amount of common stock or total stockholders’ (deficit).
Operational and Commercial Update
Sales volume for the third quarter of 2025 was 28.8 thousand metric tons (“MT”) and increased 9% compared to the third quarter of 2024.
For the third quarter of 2025, our weighted-average realized price was approximately $4,200 per MT. This represented a decrease of 7% compared to the third quarter of 2024 and, sequentially, was flat compared to the second quarter of 2025. The year-over-year decline reflected the substantial completion in 2024 of our LTAs, as well as persistent competitive pressures across all of our principal commercial regions. These impacts were partially mitigated by our initiative to actively shift more sales volume to the United States, which remains the strongest region for graphite electrode pricing.
Production volume was 26.6 thousand MT for the third quarter of 2025, resulting in a capacity utilization rate of 63% for the quarter. Annual planned maintenance work at our two European graphite electrode manufacturing facilities occurred in the third quarter consistent with our historical practice, resulting in a slight decline in capacity utilization compared to the first six months of 2025. On a full-year basis, we continue to expect to balance our production and sales volume levels.
Outlook
Geopolitical uncertainty, particularly as it relates to global trade and tariffs, continues to have a significant impact on broader steel industry trends. In the United States, where the steel industry has experienced relative stability, steel production is expected to increase further in the near-term, supported by favorable domestic trade policies. In the European Union, where the steel industry has been relatively challenged, we are beginning to see signs of a potential recovery. These include industry analysts projecting steel demand growth in 2026 within the European Union, with steel production in Europe expected to be further supported by recently announced trade protections.
As we closely monitor these developments and assess their potential impact on the commercial environment for graphite electrodes, we continue to expect full-year 2025 demand for graphite electrodes will remain relatively flat in most of the regions in which we operate.
For GrafTech, we now expect to achieve an 8-10% year-over-year increase in our sales volume for 2025 on a full-year basis, as we continue to gain market share, reflecting our compelling customer value proposition and our ongoing focus on

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

delivering on the needs of our customers. The modest change from our previous guidance of a 10% year-over-year increase in sales volume reflects our disciplined approach of foregoing volume opportunities where margins are unacceptably low.
As it relates to price, challenging pricing dynamics have persisted in most regions and the pricing environment remains unsustainably low. As a result, we continue to execute actions to accelerate our path to normalized levels of profitability while the market recovers and support our ability to invest in our business. These include initiatives to optimize our order book and actively shift the geographic mix of our sales volume to regions where there is an opportunity to capture higher average selling prices, particularly in the United States.
In response to our revised sales volume outlook, we have implemented additional measures to enhance the efficiency of our production schedules and further optimize production costs. As a result, we now expect an approximate 10% year-over-year decline in our cash cost of goods sold per MT for 2025 on a full-year basis, exceeding our previous guidance of a 7-9% decline compared to 2024. Regarding the impact of tariffs, we believe we are well-positioned to minimize the potential impacts imposed by current trade policies, reflecting our integrated and global production network that provides us manufacturing flexibility along with proactive measures we have taken across our supply chain.
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
Capital Structure and Liquidity
As of September 30, 2025, we had liquidity of $384.3 million, consisting of cash and cash equivalents of $177.6 million, $106.7 million of availability under our 2018 Revolving Credit Facility and $100.0 million of availability under our Initial First Lien Term Loan Facility (with respect to the Delayed Draw Commitments thereunder, which we intend to draw in full prior to its expiration in July 2026). As of September 30, 2025, we had total debt of approximately $1.1 billion.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Key financial measures

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net sales	$143,998	$130,654	$387,677	$404,565
Net loss	(28,482)	(36,068)	(154,719)	(81,689)
Loss per share(1)(2)	(1.10)	(1.40)	(5.97)	(3.17)
EBITDA(3)	11,241	(8,062)	9,802	(2,416)
Adjusted net loss(3)	(26,788)	(34,276)	(103,190)	(73,001)
Adjusted loss per share(1)(2)(3)	(1.03)	(1.33)	(3.98)	(2.83)
Adjusted EBITDA(3)	13,013	(6,196)	12,812	8,491
(1) All share and per share data have been retroactively adjusted for all periods to reflect the 1-for-10 reverse stock split which became effective on August 29, 2025. See Note 1, "Organization and Summary of Significant Accounting Policies" in the Notes to the Condensed Consolidated Financial Statements for further discussion.
(2) Loss per share represents diluted loss per share. Adjusted loss per share represents adjusted diluted loss per share.
(3) Non-GAAP financial measure; see below for information and reconciliations of EBITDA, adjusted EBITDA and adjusted net loss to net loss and adjusted loss per share to loss per share, the most directly comparable financial measures calculated and presented in accordance with GAAP.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except utilization)	2025	2024	2025	2024
Sales volume (MT)	28.8	26.4	82.1	76.0
Production volume (MT)	26.6	19.4	84.5	72.2
Production capacity (MT)(1)(2)	42.0	42.0	132.0	132.0
Capacity utilization(3)	63%	46%	64%	55%
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Results of Operations
The Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
The table presented in our period-over-period comparisons summarizes our Condensed Consolidated Statements of Operations and illustrates key financial indicators used to assess the consolidated financial results. Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report (“MD&A”), insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	Three Months Ended September 30,		Increase/ (Decrease)	% Change
	2025	2024
	(Dollars in thousands)

Net sales	$143,998	$130,654	$13,344	10%
Cost of goods sold	132,041	134,885	(2,844)	(2)%
Lower of cost or market inventory valuation adjustment	1,650	7,843	(6,193)	(79)%
Gross profit	10,307	(12,074)	22,381	(185)%
Research and development	1,639	1,245	394	32%
Selling and administrative expenses	13,784	13,060	724	6%
Rationalization expenses	—	(99)	99	NM
Operating loss	(5,116)	(26,280)	21,164	(81)%
Other expense (income), net	142	(285)	427	(150)%
Interest expense	24,517	16,503	8,014	49%
Interest income	(1,383)	(1,098)	(285)	26%
Loss before income taxes	(28,392)	(41,400)	13,008	(31)%
Income tax expense (benefit)	90	(5,332)	5,422	(102)%
Net loss	$(28,482)	$(36,068)	$7,586	(21)%
NM = Not Meaningful.
Net sales increased $13.3 million, or 10%, compared to the third quarter of 2024. For the third quarter of 2025, net sales included the recognition of $11.2 million of previously deferred revenue following resolution of a long-standing commercial matter. The remaining year-over-year increase reflected higher sales volume partially offset by a year-over-year decrease in our weighted-average realized price.
Cost of goods sold decreased $2.8 million, or 2%, compared to the third quarter of 2024, reflecting our ongoing initiatives to reduce our production costs and the year-over-year improvement in our sales and production volume levels. In addition, the third quarter of 2024 included the recognition of an incremental $6.2 million of fixed manufacturing costs (including depreciation) related to low production levels. Also, inventory written down in prior periods due to LCM inventory valuation adjustments had a $1.8 million favorable impact on cost of goods sold in the third quarter of 2025 compared to the third quarter of 2024.
Selling and administrative expenses increased $0.7 million, or 6%, compared to the third quarter of 2024. The increase is primarily due to minor increases across a number of areas, including adjustments to our allowance for doubtful accounts and inflationary costs across several categories.
Interest expense increased $8.0 million, or 49%, compared to the third quarter of 2024. Interest expense for the third quarter of 2025 included interest expense incurred on our Initial First Lien Term Loan Facility and our Delayed Draw First Lien Term Loan Facility that did not exist in the third quarter of 2024. In addition, interest expense in the third quarter of 2024 included $1.9 million of net gains recognized related to our interest rate swaps that were terminated in the second quarter of 2023. See Note 7, “Interest Expense” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The following table summarizes the income tax expense (benefit):

	Three Months Ended September 30,
	2025	2024
	(Dollars in thousands)

Income tax expense (benefit)	$90	$(5,332)
Loss before income taxes	(28,392)	(41,400)
Effective tax rate	(0.3)%	12.9%
The effective tax rate for the third quarter of 2025 was different than the U.S. statutory tax rate of 21% primarily due to no tax benefit being recorded on U.S. and Switzerland losses with a valuation allowance. The effective tax rate for the third quarter of 2024 was different than the U.S. statutory rate of 21% primarily due to the mix of U.S. and foreign earnings, tax incentives and provisions of the Tax Cuts and Jobs Act. See Note 9, “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements for further discussion.
The Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
The table presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout this MD&A, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2025	2024
	(Dollars in thousands)

Net sales	$387,677	$404,565	$(16,888)	(4)%
Cost of goods sold	372,691	402,059	(29,368)	(7)%
Lower of cost or market inventory valuation adjustment	6,326	11,916	(5,590)	(47)%
Gross profit (loss)	8,660	(9,410)	18,070	NM
Research and development	4,866	4,319	547	13%
Selling and administrative expenses	41,673	33,435	8,238	25%
Rationalization expenses	—	3,156	(3,156)	NM
Operating loss	(37,879)	(50,320)	12,441	(25)%
Other income, net	(1,837)	(1,769)	(68)	4%
Interest expense	79,776	47,738	32,038	67%
Interest income	(5,184)	(4,475)	709	(16)%
Loss before income taxes	(110,634)	(91,814)	(18,820)	20%
Income tax expense (benefit)	44,085	(10,125)	54,210	NM
Net loss	$(154,719)	$(81,689)	$(73,030)	89%
NM = Not Meaningful.
Net sales decreased $16.9 million, or 4%, compared to the first nine months of 2024. The decline primarily reflected a decrease in our weighted-average realized price, partially offset by increased sales volume.
Cost of goods sold decreased $29.4 million, or 7%, compared to the first nine months of 2024, reflecting our ongoing initiatives to reduce our production costs. Inventory written down in prior periods due to LCM inventory valuation adjustments had a $7.4 million favorable impact on cost of goods sold in the first nine months of 2025 compared to the first nine months of 2024. In addition, the first nine months of 2024 included the recognition of an incremental $17.1 million of fixed manufacturing

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

costs (including depreciation) related to low production levels. These decreases were partially offset by the impact of increased volume.
Selling and administrative expenses increased $8.2 million, or 25%, compared to the first nine months of 2024. The first nine months of 2024 included $9.2 million for the reimbursement of legal fees in connection with the favorable outcome of an arbitration. Excluding this one-time reimbursement, selling and administrative expenses decreased approximately $1.0 million, compared to the first nine months of 2024, due in part to reduced legal expenses with the resolution of various legal matters.
Interest expense increased $32.0 million, or 67%, compared to the first nine months of 2024. Interest expense for the first nine months of 2025 included interest expense incurred on our Initial First Lien Term Loan Facility and our Delayed Draw First Lien Term Loan Facility that did not exist in the first nine months of 2024. In addition, interest expense in the first nine months of 2025 included $6.3 million of debt modification costs due to post-closure costs related to our debt transactions announced in the fourth quarter of 2024 and are primarily legal, advisory and other administrative costs. See Note 7, “Interest Expense” in the Notes to the Condensed Consolidated Financial Statements for further discussion.
The following table summarizes the income tax expense (benefit):

	Nine Months Ended September 30,
	2025	2024
	(Dollars in thousands)
Income tax expense (benefit)	$44,085	$(10,125)
Loss before income taxes	(110,634)	(91,814)
Effective tax rate	(39.8)%	11.0%
The effective tax rate for the first nine months of 2025 was different than the U.S. statutory tax rate of 21% primarily due to no tax benefits being recorded on U.S. and Switzerland losses with a valuation allowance, the mix of foreign earnings, tax incentives and the recording of a valuation allowance against the Company’s previously realizable U.S. and Switzerland deferred tax assets of $33.6 million and $8.5 million, respectively. The effective tax rate for the first nine months of 2024 was different than the U.S. statutory rate of 21% primarily due to the mix of U.S. and foreign earnings, tax incentives and provisions of the Tax Cuts and Jobs Act. See Note 9, “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements for further discussion.
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
The impact of these changes in the average exchange rates of other currencies against the U.S. dollar on our net sales was increases of $2.0 million and $3.0 million for the third quarter and first nine months of 2025, respectively, compared to the same periods of 2024. The impact of these changes on our cost of goods sold was increases of $1.9 million and $2.5 million for the third quarter and first nine months of 2025, respectively, compared to the same periods of 2024.
We have in the past and may in the future use various financial instruments to manage certain exposures to risks caused by currency exchange rate changes, as described under Part I, Item 3., Quantitative and Qualitative Disclosures about Market Risk.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Liquidity and Capital Resources
Our sources of funds have consisted principally of cash flow from operations and debt, including our credit facilities (subject to continued compliance with the financial covenants and representations). Our uses of those funds (other than for operations) have consisted principally of capital expenditures, debt repayment, dividends, share repurchases and other general purposes. On an ongoing basis, we expect to evaluate and consider strategic transactions, including acquisitions, divestitures, joint ventures, equity investments, equity and debt issuances, refinancing our existing debt or repurchases of our outstanding debt obligations in open market or privately negotiated transactions, as well as other strategic transactions. These transactions may require cash expenditures, which may be funded through a combination of cash on hand, proceeds from the issuance of debt or from equity offerings. Disruptions in the U.S. and international financial markets could adversely affect our liquidity and the cost and availability of financing to us in the future.
We believe that we have adequate liquidity to meet our needs for at least the next twelve months. As of September 30, 2025, we had liquidity of $384.3 million, consisting of cash and cash equivalents of $177.6 million, $106.7 million of availability under our 2018 Revolving Credit Facility (after giving effect to $8.7 million of letters of credit) and $100.0 million of availability under our Initial First Lien Term Loan Facility (with respect to the Delayed Draw Commitments thereunder). As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenants thereunder (see below and Note 5, “Debt and Liquidity”), our operating performance as of September 30, 2025 and December 31, 2024 resulted in a restriction of the availability under the 2018 Revolving Credit Facility. We had long-term debt of $1.1 billion as of September 30, 2025 and December 31, 2024. As of December 31, 2024, we had liquidity of $464.2 million, consisting of cash and cash equivalents of $256.2 million, $108.0 million of availability under our 2018 Revolving Credit Facility (after giving effect to $7.4 million of letters of credit) and $100.0 million of availability under our Initial First Lien Term Loan Facility (with respect to the Delayed Draw Commitments thereunder).
As of September 30, 2025 and December 31, 2024, $58.6 million and $60.0 million, respectively, of our cash and cash equivalents were located outside of the U.S. We repatriate funds from our foreign subsidiaries through dividends or repayment of intercompany obligations. All of our subsidiaries face the customary statutory limitation that distributed dividends cannot exceed the amount of retained and current earnings. Upon repatriation to the U.S., the foreign source portion of dividends we receive from our foreign subsidiaries are not subject to U.S. federal income tax because the amounts were either previously taxed or are exempted from tax by Section 245A of the Internal Revenue Service Code (the “Code”).
Cash flow. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, production cadence, fluctuations in working capital requirements, timing of tax and interest payments and other factors.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
The New Notes Indentures contain certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, to incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, incur or suffer to exist liens securing indebtedness, make certain investments, engage in certain transactions with affiliates, consummate certain asset sales and effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets. Pursuant to the New Notes Indentures, if our pro forma consolidated total net leverage ratio is no greater than 2.50 to 1.00, we can make restricted payments so long as no default or event of default has occurred and is continuing. If our pro forma consolidated total net leverage ratio is greater than 2.50 to 1.00, we can make restricted payments pursuant to certain baskets. We were in compliance with all of our debt covenants in the New Notes Indentures as of September 30, 2025 and December 31, 2024.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
The Existing 4.625% Notes Indenture contains certain events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Finance, all outstanding Existing 4.625% Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding Existing 4.625% Notes may declare all of the Existing 4.625% Senior Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of September 30, 2025 and December 31, 2024.
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
The Existing 9.875% Notes Indenture contains certain events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Global, all outstanding Existing 9.875% Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding Existing 9.875% Notes may declare all of the Existing 9.875% Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of September 30, 2025 and December 31, 2024.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
The Company pays a ticking fee with respect to undrawn Delayed Draw Commitments in an amount equal to 3.75% per annum of the amount of such undrawn and outstanding commitments. The First Lien Term Loans are prepayable in whole or in part at the option of the Company (i) prior to the 24-month anniversary of the Settlement Date, subject to payment of a customary “make-whole” premium (which includes a 2.00% prepayment premium), (ii) on or after the 24-month anniversary of the Settlement Date through, but excluding, the 36-month anniversary of the Settlement Date, subject to a 2.00% prepayment premium, and (iii) on or after the 36-month anniversary of the Settlement Date, without a prepayment premium. If the Company sells certain of its assets, then GrafTech Global may be required to offer to prepay the First Lien Term Loans and/or other indebtedness of GrafTech Global and/or its subsidiaries.
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
2018 Term Loan and 2018 Revolving Credit Facility
In February 2018, the Company entered into a credit agreement (as amended, the “2018 Credit Agreement”), which provided for (i) a $2,250 million senior secured term facility (the “2018 Term Loan Facility”) after giving effect to the June 2018 amendment (the “First Amendment”) that increased the aggregate principal amount of the 2018 Term Loan Facility from $1,500 million to $2,250 million and (ii) a $330 million senior secured revolving credit facility after giving effect to the May 2022 amendment that increased the revolving commitments under the 2018 Credit Agreement by $80 million from $250 million (the “2018 Revolving Credit Facility”). GrafTech Finance Inc. (“GrafTech Finance”) was the sole borrower under the 2018 Term Loan Facility while GrafTech Finance, GrafTech Switzerland SA (“Swissco”) and GrafTech Luxembourg II S.à.r.l. (“Luxembourg Holdco” and, together with GrafTech Finance and Swissco, the “Co-Borrowers”) were co-borrowers under the 2018 Revolving Credit Facility. In December 2024, the 2018 Credit Agreement was further amended to provide for a $225 million senior secured first lien revolving credit facility, reducing the revolving commitments under the 2018 Credit Agreement by $105 million. On June 26, 2023, GrafTech repaid the term loans under the 2018 Term Loan Facility with proceeds from the Existing 9.875% Notes issuance. As of September 30, 2025 and December 31, 2024, there were no outstanding term loans under the 2018 Term Loan Facility.
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
The 2018 Revolving Credit Facility matures on November 30, 2028, subject to a springing maturity date 91 days prior to the maturity date of certain other reference indebtedness. As of September 30, 2025 and December 31, 2024, the availability under our 2018 Revolving Credit Facility was $106.7 million and $108.0 million, respectively. As of September 30, 2025 and December 31, 2024, there were no borrowings outstanding on the 2018 Revolving Credit Facility and there was $8.7 million

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

and $7.4 million, respectively, of letters of credit drawn against the 2018 Revolving Credit Facility as of each date. As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenants thereunder, our operating performance as of September 30, 2025 and December 31, 2024 resulted in our inability to access the full amount of commitments under the facility.
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
The 2018 Revolving Credit Facility has customary negative covenants and events of default and is required to be prepaid in the case of certain mandatory prepayments of the First Lien Term Loans. The 2018 Revolving Credit Facility also includes a financial covenant requiring that the Company have a Senior Secured First Lien Net Leverage Ratio of no more than 4.00 to 1.00, tested quarterly, to the extent outstanding revolving loans and letters of credit (subject to certain exclusions) exceed 51.3% of the amount of commitments then-existing under the 2018 Revolving Credit Facility. We were in compliance with all of our debt covenants as of September 30, 2025 and December 31, 2024.
Uses of Liquidity
In July 2019, our Board of Directors authorized a program to repurchase up to $100.0 million of our outstanding common stock. In November 2021, our Board of Directors authorized the repurchase of an additional $150.0 million of stock repurchases under this program. We may purchase shares from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18 plans. The amount and timing of repurchases are subject to a variety of factors including liquidity, stock price, applicable legal requirements, other business objectives and market conditions. In the third quarter and first nine months of 2025, we did not repurchase any shares of our common stock. As of September 30, 2025, we had $99.0 million remaining under our stock repurchase authorization.
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
We manage our capital expenditures by taking into account quality, plant reliability, safety, environmental and regulatory requirements, prudent or essential maintenance requirements, global economic conditions, available capital resources, liquidity, long-term business strategy and return on invested capital for the relevant expenditures, cost of capital and return on invested capital of the Company as a whole and other factors.     Capital expenditures totaled $20.5 million in the nine months ended September 30, 2025. We continue to expect full-year capital expenditures to be approximately $40.0 million for 2025.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

    Cash Flow
The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash used in:
Operating activities	$(60,722)	$(13,676)
Investing activities	(20,216)	(21,417)
Financing activities	(310)	(140)
Net change in cash and cash equivalents	$(81,248)	$(35,233)
Net cash used in operating activities increased $47.0 million in the first nine months of 2025 compared to the first nine months of 2024. The increase was primarily due to a $43.5 million increase in cash used for working capital. Cash flow used for inventories increased $65.1 million in the first nine months of 2025 compared to the first nine months of 2024 primarily due to a return to normalized inventory levels. Cash flow used for accounts payable and accruals decreased $30.9 million in the first nine months of 2025 compared to the first nine months of 2024 primarily due to the timing of payments.
Net cash used in investing activities was $20.2 million in the nine months ended September 30, 2025 compared to $21.4 million in the nine months ended September 30, 2024 and represents capital expenditures made in the ordinary course of business.
Net cash used in financing activities was $0.3 million in the first nine months of 2025 compared to $0.1 million in the first nine months of 2024, primarily in connection with vesting of RSUs and tax withholding on behalf of the participants.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The following tables reconcile our non-GAAP financial measures to the most directly comparable GAAP measures:

Reconciliation of Net Loss to Adjusted Net Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)
Net loss	$(28,482)	$(36,068)	$(154,719)	$(81,689)

Diluted loss per common share:
Net loss per share(1)	$(1.10)	$(1.40)	$(5.97)	$(3.17)
Weighted average shares outstanding(1)	25,933,254	25,769,616	25,896,520	25,756,936

Adjustments, pre-tax:
Pension and OPEB plan expenses(2)	719	479	1,980	1,303
Rationalization expenses(3)	—	(99)	—	3,156
Rationalization-related expenses(4)	—	—	—	2,655
Non-cash losses (gains) on foreign currency remeasurement(5)	41	(352)	1,387	(1,442)
Stock-based compensation expense(6)	1,012	1,838	3,434	4,446
Proxy contest expenses(7)	—	—	—	752
Tax Receivable Agreement adjustment(8)	—	—	(3,791)	37
Debt modification costs(9)	—	—	6,293	—
Total non-GAAP adjustments pre-tax	1,772	1,866	9,303	10,907
Income tax non-GAAP adjustment(10)	—	—	(42,624)	—
Income tax impact on non-GAAP adjustments(11)	78	74	398	2,219
Adjusted net loss	$(26,788)	$(34,276)	$(103,190)	$(73,001)
(1)All share and per share data have been retroactively adjusted for all periods to reflect the 1-for-10 reverse stock split which became effective on August 29, 2025. See Note 1, "Organization and Summary of Significant Accounting Policies" in the Notes to the Condensed Consolidated Financial Statements for further discussion.
(2)Net periodic benefit cost for our pension and OPEB plans.
(3)Severance and contract termination costs associated with the cost rationalization and footprint optimization plan announced in February 2024.
(4)Other non-cash costs, primarily inventory and fixed asset write-offs, associated with the cost rationalization and footprint optimization plan announced in February 2024.
(5)Non-cash losses (gains) from foreign currency remeasurement of non-operating assets and liabilities of our non-U.S. subsidiaries where the functional currency is the U.S. dollar.
(6)Non-cash expense for stock-based compensation awards.
(7)Expenses associated with our proxy contest.
(8)Prior to the second quarter of 2025, represents expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that have been utilized. In the second quarter of 2025, represents the write-off of the remaining liability for pre-IPO tax assets that are not expected to be utilized.
(9)Debt modification costs related to the December 2024 debt transactions, which are recognized in interest expense on the Condensed Consolidated Statements of Operations.
(10) Represents non-cash income tax expense recorded in the second quarter of 2025 related to the establishment of a full valuation allowance against the Company’s U.S. and Switzerland deferred tax assets.
(11) Represents the tax impact on the non-GAAP adjustments.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of Loss per share to Adjusted Loss per Share
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss per share(1)	$(1.10)	$(1.40)	$(5.97)	$(3.17)
Adjustments per share:
Pension and OPEB plan expenses(2)	0.03	0.01	0.08	0.05
Rationalization expenses(3)	—	—	—	0.12
Rationalization-related expenses(4)	—	—	—	0.10
Non-cash losses (gains) on foreign currency remeasurement(5)	—	(0.01)	0.05	(0.05)
Stock-based compensation expense(6)	0.04	0.07	0.13	0.17
Proxy contest expenses(7)	—	—	—	0.03
Tax Receivable Agreement adjustment(8)	—	—	(0.14)	—
Debt modification costs(9)	—	—	0.24	—
Total non-GAAP adjustments pre-tax per share	0.07	0.07	0.36	0.42
Income tax non-GAAP adjustment per share(10)	—	—	(1.65)	—
Income tax impact on non-GAAP adjustments per share(11)	—	—	0.02	0.08
Adjusted loss per share	$(1.03)	$(1.33)	$(3.98)	$(2.83)
(1)All share and per share data have been retroactively adjusted for all periods to reflect the 1-for-10 reverse stock split which became effective on August 29, 2025. See Note 1, "Organization and Summary of Significant Accounting Policies" in the Notes to the Condensed Consolidated Financial Statements for further discussion.
(2)Net periodic benefit cost for our pension and OPEB plans.
(3)Severance and contract termination costs associated with the cost rationalization and footprint optimization plan announced in February 2024.
(4)Other non-cash costs, primarily inventory and fixed asset write-offs, associated with the cost rationalization and footprint optimization plan announced in February 2024.
(5)Non-cash losses (gains) from foreign currency remeasurement of non-operating assets and liabilities of our non-U.S. subsidiaries where the functional currency is the U.S. dollar.
(6)Non-cash expense for stock-based compensation awards.
(7)Expenses associated with our proxy contest.
(8)Prior to the second quarter of 2025, represents expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that have been utilized. In the second quarter of 2025, represents the write-off of the remaining liability for pre-IPO tax assets that are not expected to be utilized.
(9)Debt modification costs related to the December 2024 debt transactions, which are recognized in interest expense on the Condensed Consolidated Statements of Operations.
(10)Represents non-cash income tax expense recorded in the second quarter of 2025 related to the establishment of a full valuation allowance against the Company’s U.S. and Switzerland deferred tax assets.
(11) Represents the tax impact on the Non-GAAP adjustments.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of Net Loss to Adjusted EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net loss	$(28,482)	$(36,068)	$(154,719)	$(81,689)
Add:
Depreciation and amortization	16,499	17,933	45,844	46,135
Interest expense	24,517	16,503	79,776	47,738
Interest income	(1,383)	(1,098)	(5,184)	(4,475)
Income taxes	90	(5,332)	44,085	(10,125)
EBITDA	11,241	(8,062)	9,802	(2,416)
Adjustments:
Pension and OPEB plan expenses(1)	719	479	1,980	1,303
Rationalization expenses(2)	—	(99)	—	3,156
Rationalization-related expenses(3)	—	—	—	2,655
Non-cash losses (gains) on foreign currency remeasurement(4)	41	(352)	1,387	(1,442)
Stock-based compensation expense(5)	1,012	1,838	3,434	4,446
Proxy contest expenses(6)	—	—	—	752
Tax Receivable Agreement adjustment(7)	—	—	(3,791)	37
Adjusted EBITDA	$13,013	$(6,196)	$12,812	$8,491
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow and Adjusted Free Cash Flow
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net cash used in operating activities	$24,700	$23,709	$(60,722)	$(13,676)
Capital expenditures	(6,324)	(4,027)	(20,514)	(21,517)
Free cash flow	18,376	19,682	(81,236)	(35,193)

Debt modification costs(1)	—	—	6,001	—
Adjusted free cash flow	$18,376	$19,682	$(75,235)	$(35,193)
(1) Cash payments of debt modification costs related to the December 2024 debt transactions, which are recognized in interest expense on the Condensed Consolidated Statements of Operations and recognized in net cash used in operating activities on the Condensed Consolidated Statements of Cash Flows.

Reconciliation of Cost of Goods Sold to Cash Cost of Goods Sold per MT

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per MT amounts)
Cost of goods sold	$132,041	$134,885	$372,691	$402,059
Less:
Depreciation and amortization(1)	14,905	16,281	40,995	41,136
Cost of goods sold - by-products and other(2)	7,840	7,806	24,840	26,707
Rationalization-related expenses(3)	—	—	—	2,655
Cash cost of goods sold	109,296	110,798	306,856	331,561
Sales volume (in thousands of MT)	28.8	26.4	82.1	76.0
Cash cost of goods sold per MT	$3,795	$4,197	$3,738	$4,363
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
The outstanding foreign currency derivatives represented unrealized pre-tax net gains of $0.2 million and $0.1 million as of September 30, 2025 and December 31, 2024, respectively.
Sensitivity analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the underlying exposures as well as on the fair values of our derivatives. The sensitivity analysis for the derivatives represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction.
As of September 30, 2025, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease of $1.7 million or a corresponding increase of $1.7 million, respectively, in the fair value of the foreign currency hedge portfolio.
A hypothetical increase in interest rates of 100 basis points would have increased our interest expense by $0.4 million in the third quarter of 2025.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Brazil Clause IV

Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, and such amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees’ appeal in favor of GrafTech Brazil. The employees filed a further appeal and on September 12, 2022, we filed our response in opposition. We intend to vigorously defend our position. As of September 30, 2025, we are unable to assess the potential specific loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.

Securities and Derivative Litigation
On January 25, 2024, a stockholder of the Company filed a class action complaint on behalf of a putative class consisting of purchasers of GrafTech common stock between February 8, 2019 and August 3, 2023 in the United States District Court for the Northern District of Ohio. The complaint named the Company, certain past and present executive officers, and three entities associated with Brookfield as defendants. The complaint alleged that certain public filings and statements made by the Company contained material misrepresentations or omissions relating to the circumstances before and after the prior temporary suspension of the Company’s graphite electrode facility located in Monterrey, Mexico, in September 2022. The complaint sought unspecified compensatory damages, costs and expenses, and unspecified equitable or injunctive relief. On May 15, 2024, the Court appointed the University of Puerto Rico Retirement System as the lead plaintiff. On October 7, 2024, the plaintiff filed an amended complaint. The defendants moved to dismiss the complaint. On August 18, 2025, the Court granted the Defendants’ motion to dismiss. The plaintiff did not appeal.

Beginning on June 9, 2025 stockholders filed three derivative actions purporting to assert claims on behalf of and in the name of the Company in the U.S. District Court for the Northern District of Ohio, against certain past and present directors and officers of the Company and three entities associated with Brookfield. The complaints generally alleged breaches of fiduciary duty and mismanagement based on the same facts and circumstances alleged in the securities class action lawsuit described above, and sought an award to the Company of unspecified damages, costs, expenses, and equitable relief. Following the August 2025 decision of the Court to grant the defendants’ motion to dismiss in the securities class action, the stockholders filing the three derivative actions voluntarily dismissed each of the derivative actions in September 2025.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in Part 1, Item 1A., “Risk Factors,” in our Annual Report on Form 10-K filed on February 14, 2025 and Part 2, Item 1A., "Risk Factors," in our Quarterly Report on Form 10-Q filed on July 25, 2025. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

Table of PART II. OTHER INFORMATION (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
Item 5. Other Information
None of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended September 30, 2025.

Table of PART II. OTHER INFORMATION (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1
Amended and Restated Certificate of Incorporation of GrafTech International Ltd. (incorporated by reference to Exhibit 3.1 to GrafTech International Ltd.’s Quarterly Report on Form 10-Q filed May 1, 2019).

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of GrafTech International Ltd. (incorporated by reference to Exhibit 3.1 to GrafTech International Ltd.’s Current Report on Form 8-K filed August 28, 2025).

3.3	Amended and Restated By-Laws of GrafTech International Ltd. (incorporated by reference to Exhibit 3.1 to GrafTech International Ltd.’s Current Report on Form 8-K filed November 14, 2023).

31.1*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Timothy K. Flanagan, Chief Executive Officer and President (Principal Executive Officer).

31.2*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Rory O’Donnell, Chief Financial Officer and Senior Vice President (Principal Financial Officer).

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy K. Flanagan, Chief Executive Officer and President (Principal Executive Officer).

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Rory O’Donnell, Chief Financial Officer and Senior Vice President (Principal Financial Officer).

101	The following financial information from GrafTech International Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ (Deficit) Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).

____________________________
*    Filed herewith
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	October 24, 2025	By:	/s/ Rory O’Donnell
Rory O’Donnell
Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)