Form 10-K
period 2025-12-31
GRAFTECH INTERNATIONAL LTD
filed 2026-02-13
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025 was $250.3 million, based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second quarter.
On February 6, 2026, 25,820,110 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission (“SEC”) relative to the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I
References herein to the “Company,” “GrafTech,” “we,” “our,” or “us” refer collectively to GrafTech International Ltd. and its subsidiaries.
Presentation of Financial, Market and Industry Data
We present our financial information on a consolidated basis. Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.
Certain market and industry data included in this Annual Report on Form 10-K for the year ended December 31, 2025 (this “Annual Report” or “Report”) has been obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications, government publications and third-party forecasts in conjunction with our assumptions about our markets. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources has consented to the disclosure or use of data in this Annual Report. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Annual Report.
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
•the cyclical nature of our business and the selling prices of our products, which may remain at depressed levels or further decline in the future, and may continue to experience prolonged periods of reduced profitability and net losses or adversely impact liquidity;
•the sensitivity of our business and operating results to economic conditions, including any recession, and the possibility others may not be able to fulfill their obligations to us in a timely fashion or at all;
•the possibility that we may be unable to implement our business strategies in an effective manner, including our ability to effectively increase or maintain existing prices and shift sales to regions with higher average selling prices;
•continued overcapacity of the global graphite electrode industry, which may further adversely affect graphite electrode prices;
•the competitiveness of the graphite electrode industry;
•our dependence on the cost and availability of manufacturing inputs, including raw materials, such as decant oil, petroleum needle coke, energy and freight, and disruptions in availability for such inputs;
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
•uncertain shifts in domestic and foreign trade policies and the possibility that the imposition of current, new or increased custom duties and tariffs and trade barriers in the countries in which we, our customers and our suppliers operate could adversely affect our ability to compete, operations, results of operations and financial condition;
•risks associated with strategic transactions, including acquisitions, divestitures, joint ventures, equity investments, and debt issuances, that could adversely affect our business, operating results and financial condition;
•the possibility that our indebtedness could limit our financial and operating activities or that our cash flows may not be sufficient to service our indebtedness;
•any current or future borrowings may subject us to interest rate risk;
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

Item 1.Business

Introduction
GrafTech International Ltd., founded in 1886 and incorporated in Delaware, is a leading manufacturer of high-quality graphite electrode products essential to the production of EAF steel and other ferrous and non-ferrous metals. We believe that we have a competitive portfolio of low-cost ultra-high power (“UHP”) graphite electrode manufacturing facilities, with some of the highest capacity facilities in the world. We have graphite electrode manufacturing facilities in Calais, France; Pamplona, Spain; Monterrey, Mexico and St. Marys, Pennsylvania (idled in 2024). We are the only large-scale graphite electrode producer that is substantially vertically integrated into petroleum needle coke, our key raw material for graphite electrode manufacturing. This unique position provides us with a number of competitive advantages.
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
As of December 31, 2025, our stated production capacity was approximately 178 thousand metric tons (“MT”)1 through our primary manufacturing facilities in Calais, Pamplona and Monterrey.
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

Products and Raw Materials
Graphite Electrodes
Graphite electrodes are an industrial consumable product used primarily in EAF steel production, one of the two primary methods of steel production and the steelmaking technology used by all “mini‑mills.” Electrodes act as conductors of electricity in the furnace, generating sufficient heat to melt scrap metal, iron ore-derived products or other raw materials used to produce steel or other metals. We estimate that, on average, the cost of graphite electrodes represents less than 2% of the total production cost of steel in a typical EAF, but they are essential to EAF steel production. Graphite electrodes are currently the only known commercially available products that have the high levels of electrical conductivity and the capability to sustain the high levels of heat generated in EAF steel production. As a result, EAF steel manufacturers require a reliable supply of high-quality graphite electrodes. Graphite electrodes are also used in steel refining ladle furnaces and in other processes, such as the production of titanium dioxide, stainless steel, silicon metals and other ferrous and non‑ferrous metals.
With the growth of EAF steel production, graphite electrode production has become focused on the manufacturing of UHP electrodes, which have low electrical resistivity and strong durability to maximize efficient use of electricity in the EAF and minimize electrode consumption. The production of UHP electrodes requires an extensive proprietary manufacturing process and material science knowledge, including the use of higher quality needle coke blends. We manufacture graphite electrodes ranging in size up to 31.5 inches (800 millimeters) in diameter, over 11 feet (3,400 millimeters) in length, and weighing as much as 5,900 pounds (2.6 MT). In 2024, we expanded our product offerings to include the addition of the 800-millimeter super-sized electrode to our portfolio to serve a small but growing segment of the UHP electrode market. We also manufacture corresponding sizes of graphite connecting pins, which are used by customers to connect and fasten graphite electrodes together in a column for use in an EAF. The majority of our connecting pin production is performed at our Monterrey, Mexico facility; however, we also have pin stock production capabilities at our Pamplona, Spain facility to provide an alternative source, if needed, for this critical component. The Company continues to explore opportunities to increase its pin manufacturing capabilities. The total manufacturing time of a UHP graphite electrode and its associated connecting pin is, on average and except for special requests, approximately six months.
1 Production capacity reflects expected maximum production volume during the period through our Calais, Pamplona and Monterrey facilities depending on product mix and expected maintenance outage. Actual production may vary. While maintaining the capability to produce graphite electrodes and pins, production activities at St. Marys were indefinitely idled in 2024, with the exception of graphite electrode and pin machining.

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
Graphite Electrode Industry - Supply and Demand Trends
Supply trends
We estimate that as of the end of 2025, the graphite electrode industry globally (excluding China) had nameplate capacity to produce approximately 771 thousand MT of graphite electrodes. The industry is fairly consolidated, with the five largest global (excluding China) producers in the industry, GrafTech, Resonac Holdings Corporation, HEG Limited, Graphite India Limited and Tokai Carbon Co., Ltd., collectively, representing approximately 75% of global (excluding China) graphite electrode production capacity. As of December 31, 2025, our stated production capacity was approximately 178 thousand MT through our Calais, Pamplona and Monterrey facilities and represented approximately 23% of the global (excluding China) graphite electrode production capacity.
We believe that no new graphite electrode production facilities have been built outside of China for several years. In recent years, additional production capacity has been generated by optimization and debottlenecking of existing assets and limited brownfield expansion.
We primarily compete in the UHP segment of the graphite electrode market. We estimate that, as of the end of 2025, global (excluding China) UHP graphite electrode capacity was approximately 660 thousand MT, or approximately 85% of the global (excluding China) graphite electrode capacity.
Although graphite electrode production capacity within China exceeds that of the rest of the world combined, the production landscape in China is fragmented, and the quality of Chinese graphite electrodes varies greatly. We estimate that as of the end of 2025, total production capacity within China for the UHP segment of graphite electrodes was approximately 800 thousand MT. We believe that more than half of the UHP electrode capacity in China does not meet the quality standards needed to be exported for use in the most demanding EAF applications. In addition, the imposition of customs duties and other tariffs in key EAF steelmaking regions, including the United States, the European Union (“EU”) and Japan, have further limited the quantity of graphite electrodes exported from China into those regions. However, we estimate that exports of UHP electrodes from China have satisfied approximately one-third of the annual global (excluding China) UHP electrode demand noted in the “Demand trends” section immediately below.
Demand trends
We estimate that annual global (excluding China) UHP graphite electrode demand has been approximately 650 thousand MT, on average, over the past three years. UHP graphite electrodes are primarily used in the EAF steelmaking process, and long-term global growth of EAF steel production has driven increased demand for graphite electrodes over time. EAF steelmaking has historically been the fastest-growing segment of the global steel market. According to data derived from World Steel Association (“WSA”) reporting, global (excluding China) EAF steel production grew at a 2%-3% compound annual growth rate from 2015 to 2024, the most recent year for which WSA has published such figures. This compares to a 1% compound annual growth rate for overall global (excluding China) steel production during this same period. As a result, the EAF method of steelmaking accounted for 51% of the global (excluding China) steel production in 2024, compared to 44% in 2015, with share growth in nearly every region.
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
Reflecting these and other competitive advantages, we believe EAF steel production will continue to grow at a faster rate than BOF steel production. Based on industry announcements of planned incremental EAF capacity additions and factoring in further production increases at existing EAF steel plants, we estimate this could result in global (excluding China) UHP graphite electrode demand growing at a compound annual growth rate of approximately 3% through 2030.
Petroleum Needle Coke
Petroleum needle coke, a crystalline form of carbon derived from decant oil, is the key raw material we use in the production of graphite electrodes. It is also a primary raw material utilized in the production of synthetic graphite used in anodes for lithium-ion batteries that power electric vehicles (“EV”) and energy storage systems (“ESS”).
Petroleum needle coke is produced through a manufacturing process very similar to a refinery. The production process converts decant oil, a byproduct of the gasoline refining process, into petroleum needle coke. Pitch needle coke, used by some Chinese graphite electrode manufacturers, is made from coal tar pitch, a byproduct of coking metallurgical coal used in BOF steelmaking. For the production of our graphite electrodes, we prefer petroleum needle coke because of the meaningfully shorter bake and graphitizing time required, compared to graphite electrodes produced using pitch needle coke.
We are substantially vertically integrated into petroleum needle coke through our Seadrift facility (“Seadrift”), located in Port Lavaca, Texas, which provides the majority of our petroleum needle coke requirements used to produce our graphite electrodes and insulates us from rapid changes in the petroleum needle coke market. In addition, we believe the quality of Seadrift’s petroleum needle coke is superior for graphite electrode production compared to most of the petroleum needle coke available to our peers on the open market, allowing us to produce high-quality electrodes in a cost‑efficient manner. Seadrift sources all of its decant oil requirements from reputable U.S.-based suppliers. Seadrift has developed a well-diversified pool of decant oil suppliers, which we believe is sufficient to meet our needs.
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
Petroleum Needle Coke Industry - Supply and Demand Trends
Supply Trends
We estimate that, as of the end of 2025, the petroleum needle coke industry globally (excluding China) had capacity to produce approximately 750 thousand MT of petroleum needle coke. The global (excluding China) industry is highly concentrated as it is comprised of four producers, Phillips 66, GrafTech (via Seadrift), Petrocokes Japan Ltd. (a subsidiary of Sumitomo Corporation) and ENEOS Holdings, Inc. Our Seadrift facility, with nameplate capacity to produce approximately 140 thousand MT of calcined petroleum needle coke, represents nearly one-fifth of the global (excluding China) production capacity.
Petroleum needle coke production capacity outside of China has remained relatively flat for many years due to the capital intensity, technical know-how and long permitting lead times required to build greenfield needle coke production facilities.
Chinese petroleum needle coke production is expected to grow significantly in the coming years, with a primary focus on serving the anode material markets, as China is currently the largest producer of anode material. Although this may provide sufficient capacity to meet global petroleum needle coke needs for the next several years, demand from emerging non-Chinese anode material producers, particularly in North America and Europe, is expected to increase significantly in the coming years to support the growing EV and ESS markets.
Demand Trends
We estimate that global (excluding China) needle coke demand for use in UHP graphite electrode production has been approximately 550 thousand MT, on average, over the past three years with the majority being petroleum needle coke. With demand for UHP graphite electrodes expected to increase at a compound annual growth rate of approximately 3% through 2030 (see “Graphite Electrode” section above), we expect this to result in a similar increase in demand for needle coke used in graphite electrode production.

While the vast majority of petroleum needle coke produced globally (excluding China) is currently used in the production of graphite electrodes, its use to produce synthetic graphite used in anode material for the EV and ESS markets is expected to increase significantly with the growth of these markets, as graphite is the key material used for the carbon anode portion of lithium-ion batteries. Although both natural and synthetic graphite are used in anodes for lithium-ion batteries, battery manufacturers prefer synthetic graphite, which is produced using needle coke, because of its advantages in terms of charging rate, capacity and longevity.
While synthetic graphite can be produced from either petroleum needle coke or pitch needle coke, petroleum needle coke has superior characteristics for battery applications, as it does with graphite electrode applications. As a result, demand growth for petroleum needle coke for use in the EV and ESS markets is expected to be higher than that of overall needle coke demand growth. Further, the establishment and growth of a non-Chinese supply chain for battery materials, supported by trade protections and barriers, which we believe will accelerate petroleum needle coke demand, is expected to support higher petroleum needle coke pricing.
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
There is no widely accepted graphite electrode reference price. Pricing has historically been cyclical, reflecting the demand trends of the global EAF steelmaking industry and supply of graphite electrodes. Moreover, as petroleum needle coke represents a significant percentage of the raw material cost of graphite electrodes, graphite electrodes have typically been priced at a spread to petroleum needle coke. Over the period from 2006 to 2025, the average graphite electrode spread over petroleum needle coke was approximately $4,000 per MT, on an inflation-adjusted basis using constant 2025 dollars, although recent spreads have been narrower. In tight demand markets, this spread has increased, resulting in higher graphite electrode prices. Historically, between 2006 and 2025, our weighted-average realized price of graphite electrodes, excluding volume sold under our take-or-pay agreements with initial term of three-to-five years (“LTAs”), was approximately $6,200 per MT, on an inflation-adjusted basis using constant 2025 dollars.
As the substantial majority of our LTAs have expired, our mix of business has shifted towards short-term purchase agreements and spot purchase orders. We will continue to offer multi-year agreements, also known as electrode supply agreements, as an important part of our commercialization strategy and value proposition. Our substantial vertical integration into petroleum needle coke supports our ability to offer contracts with varying durations, providing our customers with flexibility and surety of supply. However, we do not anticipate that multi-year agreements will make up the majority of our portfolio in the future.
2025 Revenue and Production By Region
Approximately 96% of our graphite electrodes were purchased by EAF steel producers in 2025. The remaining portion is primarily used in various other ferrous and non-ferrous melting applications, fused materials, chemical processing, and alloy metals. We sell our products in every major geographic region globally. Sales of our products to buyers outside the United States accounted for approximately 59%, 68% and 67% of net sales in 2025, 2024 and 2023, respectively. Overall, in 2025, we generated 94% of our net sales from EMEA and the Americas.

The charts below show our revenue by region for 2025 and 2024:

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
We believe we have a competitive advantage in offering customers our proprietary ArchiTech® Furnace Productivity System 6.0 (“ArchiTech”), which is an advanced support and technical service advisory system that provides our customers with insights and analysis not available in standard furnace regulation systems. ArchiTech, which has been installed in customer furnaces worldwide, enables our engineers to work with our customers seamlessly to maximize the performance of their furnaces and provide real-time diagnostics and troubleshooting. Our technical services team is regularly listening to our customers’ needs to develop new functionalities for the ArchiTech environment.

Inventory Management
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

Research and Development
We have nearly 140 years of experience in the research and development (“R&D”) of graphite- and carbon-based solutions. By focusing our management’s attention and R&D spending on the graphite electrode business, we have been able to improve the quality of our graphite electrodes, maintain our position as an industry leader and improve our relationships with strategic customers. Our focus on improving the quality of petroleum needle coke through R&D has led to our petroleum needle coke production at Seadrift being best-in-class for use in the manufacturing of highly durable UHP electrodes. Simultaneously, the R&D team helps to evaluate technology in adjacent markets, including synthetic graphite used in battery applications, where GrafTech may have technological advantages. We believe that the above strengths and capabilities provide us with a competitive advantage.

Intellectual Property
We believe that our intellectual property, consisting primarily of patents and proprietary know-how, provides us with competitive advantages and is important to our growth opportunities. Our intellectual property portfolio is extensive, with approximately 113 U.S. and foreign patents and pending patent applications.
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

Insurance
We maintain insurance against potential liabilities relating to, among other areas, personal injuries to third parties, loss of or damage to property, business interruptions, directors and officers, cybersecurity incidents and certain environmental matters, that provides coverage, subject to the applicable coverage limits, deductibles and retentions, and exclusions, that we believe is appropriate upon terms and conditions and for premiums that we consider fair and reasonable in the circumstances. There can be no assurance that we will not incur losses beyond the limits of or outside the coverage of our insurance.
Regulatory Matters
As a company with global operations, we are subject to the laws and regulations of the United States and the multiple foreign jurisdictions in which we operate or conduct business as well as the rules, reporting obligations and interpretations of all such requirements and obligations by various governing bodies, which may differ among jurisdictions. These include federal, state, local and foreign environmental laws and regulations, increasingly complex and changing laws and regulations enacted to protect business and personal data in the United States and other jurisdictions, including the EU’s General Data Protection Regulation (“GDPR”), anti-corruption laws, import/export controls, anti-competition laws, U.S. securities laws and a variety of regulations including work-related and community safety laws. We believe we operate in compliance in all material respects with applicable laws and regulations, and maintaining compliance with them is not expected to materially affect our capital expenditures, earnings and competitive position. Estimates of future costs for compliance with U.S. and foreign environmental protection laws and regulations, and for environmental liabilities, are necessarily imprecise due to numerous uncertainties, including the impact of potential new laws and regulations, the availability and application of new and diverse technologies, the extent of insurance coverage, the potential discovery of contaminated properties, or the identification of new hazardous substance disposal sites at which we may be a potentially responsible party (“PRP”) and, in the case of sites subject to the Comprehensive Environmental Response, Compensation and Liability Act and similar state and foreign laws, the final determination of remedial requirements and the ultimate allocation of costs among the PRPs. Subject to the inherent imprecision in estimating such future costs, but taking into consideration our experience to date regarding environmental matters of a similar nature and facts currently known, we estimate that our costs and capital expenditures (in each case, before adjustment for inflation) for environmental protection regulatory compliance programs and for remedial response actions will not be material over the next several years. Furthermore, we establish accruals for environmental liabilities when it is probable that a liability has been or will be incurred, and the amount of the liability can be reasonably estimated. We adjust the accrual as new remediation requirements or other commitments arise, as well as when new information becomes available that changes the prior estimates, and we believe our existing accruals are reasonable.

Human Capital Resources
Employment
As of December 31, 2025, we had 1,071 employees (excluding contractors), 626 of which were hourly employees. A total of 396 employees were in Mexico, 411 were in Europe, 227 were in the United States, 33 were in Brazil, three were in the Asia Pacific region and one was in the Middle East.
As of December 31, 2025, 658 employees, or approximately 61% of our worldwide employees, were covered by collective bargaining or similar agreements. We believe that, in general, our relationships with our employees’ unions are good and that we will be able to renew or extend our collective bargaining or similar agreements on reasonable terms as they expire. We have not had any material work stoppages or strikes initiated by our employees during the past year.
Health and Safety
The health and safety of our global team is a top priority and is a core value of the Company. Our comprehensive programs strive to achieve zero injuries and no harm done. Our total recordable incident rate in 2025 was 0.41 per 200,000 work hours, compared to 0.59 per 200,000 work hours in 2024. Our global Health, Safety and Environmental Protection (“HS&EP”) policy applies to all employees and governs our actions and decisions every day. We also have a Code of Conduct and Ethics for Suppliers and Contractors that includes HS&EP guidelines required for doing business with GrafTech. GrafTech’s focus on HS&EP is a top priority for all employees. We have built risk recognition into our HS&EP programs. From pre-job planning, safety walks and inspections, planned job observations, or training employees on health and safety best practices, we strive to identify and mitigate risks. In the spirit of continuous improvement, regular inspections, internal reviews and corporate audits are conducted to foster compliance with our high standards.
Workplace Culture
As a global enterprise, we believe a strong workplace culture with unique perspectives drives innovation, collaboration, and excellence. Therefore, our goal is to foster an intentional, inclusive community where people from all backgrounds and experiences feel valued and empowered to contribute. Our global footprint organically lends itself to diversity, and our employee base has varied educational and technical backgrounds and life experiences.
At both the corporate and site levels, we assign responsibilities for upholding policies, procedures, and practices for hiring and talent management. GrafTech affirms its position as an Equal Opportunity Employer and is committed to recruiting, employing, and promoting qualified veterans and disabled individuals, and we aim to ensure our people have equal opportunities related to job promotions, compensation, benefits, and personal development.

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
Available Information
We make available, free of charge, on or through our website, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov). We maintain our website at https://www.graftech.com. Information on, or accessible through, our website is not part of this Annual Report. We have included our website address only as an interactive textual reference and do not intend it to be an active link to our website.

Item 1A.Risk Factors
Our business, financial condition, results of operations, and cash flow can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below. Please carefully read all of the information included in this Report and carefully consider, among other matters, the following risk factors, as well as any discussed under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. Moreover, the risks below are not the only risks we face and additional risks not currently known to us or that we presently deem immaterial may emerge or become material at any time. The occurrence of any of the following risks could materially and adversely affect our business, financial condition, results of operations, and cash flow, in which case, the market price of our securities could decline.
Risks related to our business and industry
We are dependent on the global steel industry generally and the EAF steel industry in particular, which historically have been highly cyclical, and a downturn in these industries may materially adversely affect our business.
We sell our products primarily to the EAF steel production industry, which is highly cyclical and is affected significantly by general economic conditions. As a result, we have experienced periods of significant net losses.
Significant customers for the steel industry include companies in the automotive, construction, appliance, machinery, equipment and transportation industries, which are industries that were negatively affected by general economic downturns and the deterioration in financial markets, including severely restricted liquidity and credit availability, in the past.
Our customers, including major steel producers, have in the past experienced and may again experience downturns or financial distress that could adversely impact our overall demand and result in less sales.
Pricing for graphite electrodes has historically been cyclical and future declines in price may continue to adversely affect our results.
Pricing for graphite electrodes has historically been cyclical, reflecting the demand trends of the global EAF steelmaking industry and the supply of graphite electrodes. In addition, as petroleum needle coke reflects a significant percentage of the raw material cost of graphite electrodes, graphite electrodes have historically been priced at a spread to petroleum needle coke, which in the past has increased in tight demand markets. Between 2006 and 2025, our weighted-average realized price of graphite electrodes was approximately $6,200 per MT (on an inflation‑adjusted basis using constant 2025 dollars).
During the last demand trough in 2016, our weighted-average realized price of graphite electrodes fell to approximately $3,000 per MT, on an inflation‑adjusted basis using constant 2025 dollars. Following the significant rationalization of graphite electrode production globally, the resumption of growth in EAF steel production, falling scrap prices, reductions in Chinese steel exports and constrained supply of needle coke, graphite electrode prices reached record highs in 2018.
Prices as of December 31, 2025 have receded from the highs of 2018, and the price of graphite electrodes may continue to decline in the future. Beginning in 2023 and continuing through 2025, spot prices began decreasing given the softer commercial environment. Spot prices for the year ended December 31, 2025 were approximately 4,100 per MT on a weighted-average basis. Our business, financial condition and operating results have been, and are being, materially and adversely affected by the depressed spot price of graphite electrodes throughout 2024 and 2025 and could be materially and adversely affected further to the extent prices for graphite electrodes remain at depressed levels or continue to decline or remain at current levels in the future.
If we are unable to implement price increases in certain regions, or if these increases lead to loss of market share, our results of operations, cash flow, liquidity, and financial condition could be materially adversely affected.
We operate in a highly competitive industry and, as a result, we may not be successful in raising or maintaining our existing prices. General economic, competitive or market-specific conditions may limit our ability to raise prices, maintain existing prices or otherwise impact our plans with respect to implementing price increases. In addition, we may lose customers who choose to source their graphite electrodes from a competitor who has not increased prices or who lowers their prices. If we are unable to successfully execute future price increases, there may be material adverse effects on our market share, results of operations, cash flow, liquidity and financial condition.
Global graphite electrode overcapacity has adversely affected graphite electrode prices in the past, and continues to do so, which is negatively impacting our sales, margins and profitability, and may continue to do so in the future.
Overcapacity in the graphite electrode industry has adversely affected pricing in the past, and continues to do so. Global graphite electrode production capacity that outpaces demand for graphite electrodes adversely affects the price of graphite electrodes. Excess production capacity, particularly in China, is resulting in manufacturers currently pricing a significant portion of their electrode sales at or below market prices. Excessive imports into the Americas and EMEA, which markets collectively made up 94% of our net sales for the year ended December 31, 2025, can also exert downward pressure on graphite electrode prices, which negatively affects our sales, margins and profitability.
The graphite electrode industry is highly competitive. Our market share, net sales or net income could decline due to vigorous price and other competition.
Competition in the graphite electrode industry is based primarily on price, quality/performance, local presence, product portfolio, delivery reliability and customer service. Graphite electrodes, in particular, are subject to rigorous price competition. Competition could prevent implementation of price increases, including those described above, require price reductions or require increased spending on R&D, marketing and sales that could adversely affect us. In such a competitive market, changes in market conditions, including customer demand and technological development, as well as increased exports by Chinese EAF steel and graphite electrode suppliers, could adversely affect our competitiveness, sales and/or profitability.
We are dependent on the supply of petroleum needle coke and extended disruptions in supply could negatively impact our operations.
Petroleum needle coke is our key raw material used in the production of graphite electrodes. At full operating levels, Seadrift provides a substantial portion of our petroleum needle coke requirements, with third-party purchases making up a small portion of the balance. A disruption in Seadrift’s production of petroleum needle coke could require us to obtain additional petroleum needle coke from third-party sources. There is no assurance that we would be able to obtain acceptable alternative sources on a cost-effective or timely basis, or at all. An extended interruption of suitable petroleum needle coke for our operations could have a material adverse effect on our business, financial condition or operating results.
We rely primarily on one facility in Monterrey, Mexico for the manufacturing of connecting pins, a necessary component of our graphite electrodes. Our results of operations could deteriorate if this facility would become unable to provide us with the required volume of connecting pins.
We manufacture graphite connecting pins, which are used by customers to connect and fasten graphite electrodes together in a column for use in an EAF. For the past several years, all of our connecting pin production was performed at our Monterrey, Mexico facility. While we have added pin stock capability at our Pamplona, Spain facility, we primarily rely on one production location for this critical component. If our Monterrey, Mexico facility were to become unable to provide us with connecting pins in required volumes, at suitable quality levels, or in a cost-effective manner, we would be required to shift production to our Pamplona, Spain facility or identify and obtain additional replacement manufacturing sources. There is no assurance that we would be able to obtain acceptable alternative sources on a cost-effective or timely basis, or at all. An extended interruption in the supply of connecting pins would result in the loss of sales, which could have a material adverse effect on our business, financial condition or operating results.
We are dependent on the cost and availability of manufacturing inputs, including raw materials (in addition to petroleum needle coke, energy and freight). Our results of operations could deteriorate if such inputs increase in cost or are substantially disrupted for an extended period of time.

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
Petroleum and coal products, including decant oil and coal tar pitch, which are our principal raw materials other than petroleum needle coke, energy and freight, have been subject to significant price fluctuations. For example, Seadrift may not always be able to obtain an adequate quantity of suitable low‑sulfur decant oil for the manufacture of petroleum needle coke, and capital may not be available to install equipment to allow use of higher sulfur decant oil (which is more readily available in the United States) if supplies of low‑sulfur decant oil become more limited in the future. Further, low-sulfur emissions regulations adopted in 2020 by the International Maritime Organization have at times negatively affected pricing for low-sulfur decant oil and they may again in the future cause similar adverse impacts.
We have in the past entered into, and may continue in the future to enter into, derivative contracts and short‑duration, fixed-rate purchase contracts to effectively fix a portion of our exposure to certain products. These hedging strategies may not be available or successful in eliminating our exposure. A substantial increase in raw material, energy and freight prices that cannot be mitigated or passed on to customers or a continued interruption in supply, particularly in the supply of decant oil, could have a material adverse effect on our business, financial condition, results of operations and cash flows. These hedges may be insufficient or ineffective in protecting against the impact of these fluctuations.
Our business and our customers are subject to market changes in the cost of electricity and natural gas that could adversely affect our business.

We are in an energy intensive industry that requires both natural gas and electricity in our manufacturing process. We primarily rely on third parties for the supply of our energy resources consumed in the manufacture of our products. The prices for third-party electricity and natural gas are subject to volatile market conditions, particularly in Europe. These market conditions often are affected by factors beyond our control, and we may be unable to raise the price of our products to mitigate the effects of increased energy costs in our manufacturing processes. In addition, our customers are subject to these same market conditions.
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
Our operations are subject to hazards associated with manufacturing and the related use, storage, transportation and disposal of raw materials, products and wastes. These hazards include explosions, fires, severe weather (including but not limited to hurricanes or other adverse weather that may be increasing as a result of climate change) and natural disasters, industrial accidents, mechanical failures, discharges or releases of toxic or hazardous substances or gases, transportation interruptions, human error and terrorist activities. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment as well as environmental damage, and may result in suspension of operations and the imposition of civil and criminal liabilities, including penalties and damage awards. While we believe our insurance policies are in accordance with customary industry practices, such insurance does not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain. Costs associated with unanticipated events in excess of our insurance coverage could have a material adverse effect on our business, competitive or financial position or our ongoing results of operations.
We are subject to a variety of legal, economic, social and political risks associated with our substantial operations in multiple countries, which could have a material adverse effect on our financial and business operations.
A majority of our net sales are derived from sales outside the United States, and a substantial majority of our operations and our property, plant and equipment and other long‑lived assets are located outside the United States. As a result, we are subject to risks associated with operating in multiple countries, including:
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
•inability to determine or satisfy legal requirements, effectively enforce contract or legal rights, including our intellectual property rights, and obtain complete financial or other information under local legal, judicial, regulatory, disclosure and other systems; and
•nationalization or expropriation of assets, and other risks that could result from a change in government or government policy, or from other political, social or economic instability.
Any of these risks could have a material adverse effect on our business, financial condition, results of operations or cash flows, and we may not be able to mitigate these effects.

Our results of operations could deteriorate if our manufacturing operations were substantially disrupted for an extended period for any reason.
Our manufacturing operations are subject to disruption due to equipment failure, extreme weather conditions, floods, hurricanes and tropical storms and similar events, major industrial accidents, including fires or explosions, cybersecurity incidents, strikes and lockouts, adoption of new laws or regulations, changes in interpretations of existing laws or regulations or changes in governmental enforcement policies, civil disruption, riots, terrorist attacks, war, public health crises and other events. These events may also impact the operations of one or more of our suppliers. For example, the potential physical impacts of climate change on our operations are uncertain and will likely be particular to the geographic circumstances. These physical impacts may include changes in rainfall and storm patterns, shortages of water or other natural resources, changing sea levels, changes in the frequency of natural or human induced disasters, including earthquakes, tsunamis, storms, hurricanes, floods, fires, droughts, tornadoes and other extreme weather events or conditions, and changing global average temperatures. For instance, our Seadrift facility in Texas and our Calais facility in France are located in geographic areas less than 50 feet above sea level. As a result, any future rising sea levels could have an adverse impact on their operations and on their suppliers. In the event manufacturing operations are substantially disrupted at one of our primary operating facilities, we may not have the ability to increase production at our remaining operating facilities in order to compensate without considerable time and expense. To the extent any of these events occur, our business, financial condition and operating results could be materially and adversely affected.
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
Our information technology systems are an important element for effectively operating our business. Information technology systems or processes, and the information technology systems or processes of our customers, our third-party business partners, our vendors or other parties that have been entrusted with our information, including risks associated with any failure to maintain or upgrade our systems, network disruptions and breaches of data security could disrupt our operations by impeding our processing of transactions, our ability to protect customer or company information or our financial reporting, leading to increased costs. It is possible that technological developments could adversely affect the functionality of our computer systems and require further action and substantial funds to prevent or repair computer malfunctions. Our computer systems, including our back‑up systems, could be damaged or interrupted by power outages, computer and telecommunications failures, computer viruses, cybercrimes, internal or external security breaches, events such as fires, earthquakes, floods, tornadoes and hurricanes, errors by our employees, or other cybersecurity incidents. Cybersecurity incidents and similar attacks vary in their form and can include the deployment of harmful malware or ransomware, denial-of-service attacks, and other attacks, which may affect business continuity and threaten the availability, confidentiality and integrity of our systems and information. Cybersecurity incidents can also include employee or personnel failures, fraud, phishing or other social engineering attempts or other methods to cause confidential information, payments, account access or access credentials, or other data to be transmitted to an unintended or unauthorized recipient. Cybersecurity threat actors also may attempt to exploit vulnerabilities in software that is commonly used by companies in cloud-based services and bundled software. Although we have taken steps to address these concerns by implementing network security, back‑up systems and internal control measures, these steps may be insufficient or ineffective. Security and/or privacy breaches, cybersecurity incidents, acts of vandalism or terror, misplaced, corrupted, altered or lost data, programming, and/or human error or other similar events with respect to our information technology systems or processes, or the information technology systems or processes of third-parties that have been entrusted with our information, could have a material adverse effect on our business strategy, financial condition, results of operations or cash flows, including major disruptions to business operations, loss of intellectual property, release of confidential information, alteration or corruption of data or systems, costs related to remediation or the payment of ransom, litigation, administrative, and civil or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation and remediation costs and possible prolonged negative publicity.
If we are unable to successfully negotiate with the representatives of our employees, including labor unions, we may experience strikes and work stoppages.
We are party to collective bargaining agreements and similar agreements with our employees. As of December 31, 2025, 658 employees, or approximately 61% of our worldwide employees, were covered by collective bargaining or similar agreements. Although we believe that, in general, our relationships with our employees are good, we cannot predict the outcome of current and future negotiations and consultations with employee representatives, which could have a material adverse effect on our business. We may not succeed in renewing or extending these agreements on terms satisfactory to us. Although we have not had any material work stoppages or strikes initiated by our employees during the past decade, they may occur in the future during renewal or extension negotiations or otherwise. A material work stoppage, strike or other union dispute could adversely affect our business, financial condition, results of operations and cash flows.
Our ability to grow and compete effectively depends on protecting our intellectual property. Failure to protect our intellectual property could adversely affect our business.
We believe that our intellectual property, consisting primarily of patents and proprietary know‑how and information, is important to our growth. Our intellectual property portfolio is extensive, with approximately 113 U.S. and foreign patents and pending patent applications, which we believe is more than any of our major competitors in the businesses in which we operate. Failure to protect our intellectual property may result in the loss of the exclusive right to use our technologies. We rely on patent, trademark, copyright and trade secret laws and confidentiality and restricted-use agreements to protect our intellectual property. However, some of our intellectual property is not covered by any patent or patent application or any such agreement. Intellectual property protection does not protect against technological obsolescence due to developments by others or changes in customer needs.
Patents are subject to complex factual and legal considerations. Accordingly, the validity, scope and enforceability of any particular patent can be uncertain. Therefore, we cannot assure that:
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

We cannot assure that agreements designed to protect our proprietary know‑how and information will not be breached, that we will have adequate remedies for any such breach, or that our strategic alliance suppliers and customers, consultants, employees or others will not assert rights against us with respect to intellectual property arising out of our relationships with them.
Third parties may claim that our products or processes infringe their intellectual property rights, which may cause us to pay unexpected litigation costs or damages or prevent us from selling our products or services.
From time to time, we may become subject to legal proceedings, including allegations and claims of alleged infringement or misappropriation by us of the patents and other intellectual property rights of third parties. We cannot assure you that the use of our patented technology or proprietary know‑how or information does not infringe the intellectual property rights of others. In addition, attempts to enforce our own intellectual property claims may subject us to counterclaims that our intellectual property rights are invalid, unenforceable or are licensed to the party against whom we are asserting the claim or that we are infringing that party’s alleged intellectual property rights. We may also be obligated to indemnify affiliates or other partners who are accused of violating third-parties’ intellectual property rights by virtue of those affiliates or partners’ agreements with us, and this could increase our costs in defending such claims and our damages.
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
We currently benefit from U.S. and EU anti-dumping duties and tariffs against certain Chinese and Indian imports that if reduced or not extended could have a material adverse effect on our business, financial condition and results of operations.
These anti-dumping duties and tariffs are generally subject to periodic reviews and challenges, which can result in their revocation or reduction. There can be no assurance that these anti-dumping duties and tariffs will be continued in the future or that such anti-dumping duties and tariffs will adequately combat unfairly traded imports. If these anti-dumping duties and tariffs were to be revoked or reduced in the future, our business, financial condition and results of operations would be adversely impacted.
Implementation of tariffs and changes to or uncertainties related to tariffs and trade agreements could adversely affect our business.
The U.S. government has imposed tariffs on certain foreign goods from a variety of countries and regions, including China and India, that it perceives as engaging in unfair trade practices, and raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods from other countries. In response, many of these foreign governments have imposed retaliatory tariffs on goods that their countries import from the U.S. Uncertainties with respect to tariffs, trade agreements or any potential trade wars could negatively affect the global economy and could affect demand for our products and could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, we may lose customers who choose our competitor’s products over our own as a result of such trade barriers. Changes in tariffs and trade barriers could also result in adverse changes in the cost and availability of our raw materials, and our ability to manufacture globally to support global sales which could lead to increased costs that we may not be able to effectively pass on to customers, each of which could materially adversely affect our operating margins, results of operations and cash flows.

Risks related to our indebtedness
Our indebtedness could limit our financial and operating activities and adversely affect our ability to incur additional debt to fund future needs and our ability to fulfill our obligations under our existing and future indebtedness.
Our credit agreement (as amended, the “2018 Credit Agreement”) currently provides for a $225 million senior secured revolving credit facility (the “2018 Revolving Credit Facility”). As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenant in our 2018 Revolving Credit Facility, our operating performance resulted in a reduction of the availability under our 2018 Revolving Credit Facility.
As of December 31, 2025, we had approximately $1.1 billion of secured indebtedness outstanding including borrowings under our new 4.625% notes due 2029 (the “New 4.625% Notes”) and our new 9.875% notes due 2029 (the “New 9.875% Notes”, together with the New 4.625% Notes, the “New Notes”). As of December 31, 2025, we had $106.4 million available for borrowing under the 2018 Revolving Credit Facility (taking into account approximately $9.0 million of outstanding letters of credit issued thereunder).
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
•cause us to reduce or delay capital expenditures or sell assets or operations to meet our scheduled debt service obligations;
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
•pay dividends or repurchase stock; and
•engage in certain affiliate transactions.
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
For example, legislators, regulators and others, as well as many companies, are considering ways to reduce emissions of greenhouse gases (“GHGs”) due to scientific, political and public concern that GHG emissions are altering the atmosphere in ways that are affecting, and are expected to continue to affect, the global climate. The EU has established GHG regulations and is revising its emission trading system for the period after 2020 in a manner that may require us to incur additional costs. The United States has required annual reporting of GHG emissions from certain large sources beginning in 2011 and various and regional state efforts to reduce GHG emissions have also been implemented. Further measures in the United States, EU and many other countries, may be enacted in the future. In particular, in December 2015, more than 190 countries participating in the United Nations Framework Convention on Climate Change reached an international agreement related to curbing GHG emissions (the “Paris Agreement”). Further, GHG regulations under the Paris Agreement or otherwise may take the form of a national or international cap‑and‑trade emissions permit system, a carbon tax, emissions controls, reporting requirements, or other regulatory initiatives. For more information, see the section entitled “Business.”
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
•provisions in our Amended Certificate of Incorporation provide for a classified Board of Directors such that only one of three classes of directors is elected each year, which prevents our stockholders from replacing the majority of our directors at once;
•no provision in our Amended Certificate of Incorporation or Amended By-Laws provides for cumulative voting in the election of directors, which means that the holders of a majority of the outstanding shares of our common stock can elect all the directors standing for election;
•under our Amended Certificate of Incorporation, our Board of Directors has authority to cause the issuance of preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of our stockholders; and
•nothing in our Amended Certificate of Incorporation precludes future issuances without stockholder approval of the authorized but unissued shares of our common stock.

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
Although our Board of Directors has authorized a stock repurchase program that does not have an expiration date, the program does not obligate us to acquire any particular amount of shares of common stock, and the stock repurchase program may be suspended or discontinued at any time at our discretion. We did not repurchase any shares of common stock under this program in 2025. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The 2018 Revolving Credit Facility, the Initial First Lien Term Loan Facility and the indentures governing the New Notes limit our ability to make repurchases under the stock repurchase program. The program could affect the trading price of our stock, and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, our use of this program will diminish our cash.
Item 1B.Unresolved Staff Comments

None.

Item 1C.     Cybersecurity
Risk Management and Strategy
We have an overarching cybersecurity program for assessing, identifying, and managing material risks from cybersecurity threats that includes documented policies and procedures and incorporates a layered cybersecurity defense. We utilize a variety of technologies that are designed to target detection of malicious attempts to infiltrate our information systems. We also utilize an endpoint threat detection and response tool which uses artificial intelligence to alert our managed security service provider. On a regular basis, we hire a third-party cybersecurity service provider that performs a penetration test on our information systems and the Company seeks to address material vulnerabilities that are found. We also utilize a third-party cybersecurity training company to educate our employees about cybersecurity threats. On a regular basis, we send out test phishing emails with a follow up email explaining to end users the “red flags” in these emails. Where appropriate, we utilize dual-factor authentication on our information systems. On an annual basis, we receive system and organization control reports from many of our key external IT vendors as these will reveal material potential security issues these companies have had in the past year.
We have experienced cybersecurity threats to our information technology infrastructure and have experienced non-material cybersecurity incidents, attempts to breach our systems, fraudulent activity and other similar incidents. As of the filing of this Annual Report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, the Company, including our business strategy, results of operations, or financial condition. However, future security, privacy breaches, cybersecurity incidents, acts of vandalism or terror, misplaced, corrupted, altered or lost data, programming, human error or other similar events with respect to our information technology systems or processes or the information technology systems or, processes of third-parties that have been entrusted with our information, could have a material adverse effect on our business strategy, financial condition, results of operations or cash flows. Risks related to cybersecurity events are detailed in the section of this Annual Report titled “Risk Factors—Risks related to our business and industry—We may be subject to information technology systems failures, cybersecurity incidents, network disruptions and breaches of data security, which could compromise our information and expose us to liability.”
Governance
The Board of Directors oversees risks from cybersecurity threats through the same framework it uses to oversee the management of our risk exposure in general. Cybersecurity risks, including risks associated with any failure to maintain or upgrade our systems, network disruptions, lost or stolen data, and security and/or privacy breaches with respect to our information technology systems or processes, or the information technology systems or processes of third-parties that have been entrusted with our information, have been specifically incorporated into our enterprise risk management processes. These risks are scored based on impact, likelihood and established controls. Action plans are then established for each of the identified risks and are incorporated into objectives. These risks are then tracked and integrated into reporting and disclosure processes. These risks are reviewed at least annually by a committee made up of representatives from finance, internal audit, treasury, operations, legal and others. Management at least annually provides to the Board of Directors updated information concerning cybersecurity threats, as well as management’s efforts to mitigate such threats. The Board of Directors then is responsible for overseeing that management responds appropriately. The Audit Committee, which is made up solely of independent directors, is responsible for overseeing Company policies and practices with respect to cybersecurity issues.
Our Vice President, Information Technology is responsible for managing and assessing material risks from cybersecurity threats and leads our information security program and team, which is comprised of several members devoted to infrastructure and information systems security and management. Our Vice President, Information Technology has over 20 years of industry experience, including over 15 years at our Company, serving in roles throughout his career such as engineer, infrastructure manager, Director of Information Technology Infrastructure, and Global Director of Information Technology.

Item 2.Properties
The Company uses the following principal physical properties in connection with the manufacturing, sales and services of graphite electrodes and pins, and corporate administrative operations, all of which serve its only reportable segment, Industrial Materials. The total capacity utilization, reflecting production volume as a percentage of production capacity, of our graphite electrode manufacturing facilities in Calais, France, Monterrey, Mexico and Pamplona, Spain, was 63% and 55% for the years ended December 31, 2025 and December 31, 2024, respectively. Production capacity reflects expected maximum production volume during the period depending on product mix and expected maintenance outage. Actual production may vary. Our properties located in St. Marys, Pennsylvania, Port Lavaca, Texas, Monterrey, Mexico and Pamplona, Spain are encumbered by our Initial First Lien Term Loan Facility, 2018 Credit Agreement, our New 4.625% Notes and our New 9.875% Notes. The Company considers that its properties are generally in good condition, well maintained, and are suitable and adequate to carry on the Company’s business.

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
Brazil Clause IV
Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees’ appeal in favor of GrafTech Brazil. The employees filed a further appeal and on September 12, 2022, we filed our response in opposition. We intend to vigorously defend our position. As of December 31, 2025, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.

Item 4.Mine Safety Disclosures

Not applicable.

Supplemental Item. Information about our Executive Officers
The following table sets forth information with respect to our current executive officers, including their ages.

Name	Age	Position
Timothy K. Flanagan	48	Chief Executive Officer and President
Rory O’Donnell	48	Chief Financial Officer and Senior Vice President
Jeremy J. Clemens	53	Vice President, Operations
Andrew J. Renacci	38	Chief Legal Officer and Corporate Secretary
Iñigo Perez Ortiz	53	Senior Vice President, Commercial and CTS

Timothy K. Flanagan became Chief Executive Officer and President in March 2024. Mr. Flanagan had previously served as the Company’s Interim Chief Executive Officer and President since November 2023. He joined the Company as Chief Financial Officer, Senior Vice President of Finance and Treasurer in November 2021. Mr. Flanagan previously served as Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc. (NYSE: CLF) “Cleveland-Cliffs”, a flat-rolled steel producer and supplier of iron ore pellets, from January 2017 to February 2019. Prior to being promoted to Executive Vice President, Chief Financial Officer of Cleveland-Cliffs, he held a variety of financial leadership roles at Cleveland-Cliffs Inc. since joining in 2008, including being responsible for the accounting, reporting, treasury and financial planning and analysis functions and serving as the Vice President, Corporate Controller and Chief Accounting Officer from March 2012 to December 2016. Before joining the Company, Mr. Flanagan served as Chief Financial Officer of Benesch, Friedlander, Coplan & Aronoff LLP, an AmLaw 200 law firm, from June 2019 to November 2021. He has a Bachelor of Science degree in Accounting from the University of Dayton.
Rory O’Donnell became Chief Financial Officer and Senior Vice President in September 2024. Mr. O’Donnell previously served as Senior Vice President, Controller and Principal Accounting Officer of Covia Corporation, a provider of mineral-based and material solutions for the industrial and energy markets, since February 2019. While at Covia Corporation, he also served as Interim Chief Financial Officer from August 2022 to July 2023. At Covia Corporation, Mr. O’Donnell was responsible for internal and external financial reporting and compliance, tax planning and compliance, and managing working capital, among other responsibilities. Prior to Covia Corporation, Mr. O’Donnell served as Senior Vice President, Controller at Signet Jewelers Limited (NYSE: SIG), a retailer of diamond jewelry, from 2014 to 2019. Before joining Signet Jewelers Limited, Mr. O’Donnell served as Director, Accounting & Reporting at Cleveland-Cliffs. Mr. O’Donnell began his career at KPMG LLP, a professional services firm. Mr. O’Donnell has a Bachelor of Science degree in Accounting from the University of Dayton and is a Certified Public Accountant licensed in Ohio.
Jeremy J. Clemens became Vice President, Operations in April 2024. Mr. Clemens joined GrafTech in October 2021 as Director of Continuous Improvement and then served as the Vice President of Supply Chain beginning in November 2022. Mr. Clemens previously served as the Director of Operations and Supply Chain of Applied Industrial Technologies (NYSE: AIT), a provider of advanced motion, power, control and automation solutions to critical industrial infrastructure, from 2017 to 2021. Prior to that, Mr. Clemens was the Vice President of Operations of Phillips Manufacturing, a manufacturer of components for the construction and building industry, from 2012 to 2017. Mr. Clemens holds a Bachelor of Science degree in Mechanical Engineering from the University of Dayton.
Andrew J. Renacci was appointed Chief Legal Officer and Corporate Secretary in May 2025. Mr. Renacci had previously served as the Company’s Interim Chief Legal Officer and Corporate Secretary since January 2025. Prior to that, Mr. Renacci served as GrafTech’s Senior Corporate Counsel from April 2021 to January 2025, where he was responsible for advising GrafTech in matters related to corporate governance, executive compensation, capital markets, sustainability, human capital, securities laws, stock exchange rules and regulations, periodic reporting responsibilities and strategic transactions. Prior to joining GrafTech, Mr. Renacci spent approximately nine years in the corporate and securities group at Squire Patton Boggs (US) LLP, an international law firm, where he advised clients in the chemicals, manufacturing and entertainment and recreation industries on similar matters. Mr. Renacci holds a bachelor’s degree from the University of Michigan and a Juris Doctor from Cleveland State University College of Law. He is admitted to practice law in the State of Ohio.
Iñigo Perez Ortiz joined the Company as Senior Vice President, Commercial and CTS in February 2020. Mr. Perez most recently served as Vice President, Europe and Asia, Sales and Customer Service at Alcoa, a global industry leader in bauxite, alumina, and aluminum products, a position he held since 2017. Previously at Alcoa, Mr. Perez was Commercial Director, Europe and Asia Pacific from 2011 to 2017, Sales Manager, Europe from 2007 to 2011 and Sales Office Manager from 2002 to 2007. Prior to his career at Alcoa, Mr. Perez served in a variety of senior commercial roles at Autopulit S.A., Warner Electric and Babcock Wilcox Espanola, S.A. Mr. Perez holds a Master in Industrial Plants Management, Lean Manufacturing and Engineering degree from Polytechnic University of Barcelona, an Executive Master of Business Administration degree from Instituto de Empresa and a Mining Engineer degree from the University of the Basque Country.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “EAF.”
Holders
As of December 31, 2025, there were eight registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
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
Equity Compensation Plan Information
The information about our common stock that may be issued under our Omnibus Equity Incentive Plan as of December 31, 2025 is set forth in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Report under the caption “Equity Compensation Plan Information.”
Issuer Purchases of Equity Securities
On July 31, 2019, we announced that our Board of Directors approved the repurchase of up to $100.0 million of our common stock in open market purchases, including under Rule 10b5-1 and/or Rule 10b-18 plans. On November 4, 2021, we announced that our Board of Directors approved the repurchase of an additional $150.0 million of our common stock under this program. Approximately $99.0 million of the total $250.0 million authorized remained available for stock repurchases as of December 31, 2025. The stock repurchase program has no expiration date. During the quarter ended December 31, 2025, there was no share repurchase activity.

Performance Graph
The following graph compares the cumulative total shareholder return of our common stock, the Russell 2000 Index and the NYSE Arca Steel Index (TR). The graph assumes the investing of $100 from December 31, 2020 through December 31, 2025, with dividends assumed to be reinvested when received. The performance reflected below is not necessarily indicative of future performance.

250
200
150
100
50
0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
GrafTech
Russell 2000 Index
NYSE Arca Steel Index (TR)

Item 6.[Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and the accompanying notes and other financial information appearing elsewhere in this Annual Report. Discussion and analysis regarding our financial condition and results of operations for 2024 as compared to 2023 is included in Item 7 of our Annual Report for the year-ended December 31, 2024, filed with the SEC on February 14, 2025. Information in this section is intended to assist the reader in obtaining an understanding of our Consolidated Financial Statements, the changes in certain key items in those financial statements from year-to-year, the primary factors that accounted for those changes, any known trends or uncertainties that we are aware of that may have a material effect on our future performance, as well as how certain accounting principles affect our Consolidated Financial Statements. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those forward-looking statements as a result of many factors, including those discussed in “Risk Factors” and elsewhere in this Annual Report.
Reverse Stock Split
On August 29, 2025 (the “Effective Date”), we effected a reverse stock split of our issued and outstanding shares of common stock at a ratio of 1-for-10 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every 10 shares of common stock issued and outstanding, or held by the Company as treasury stock, immediately prior to the Effective Date were automatically combined and converted into one new share of common stock. The Reverse Stock Split was implemented primarily to maintain compliance with the NYSE’s minimum bid price requirement. In addition, the number of authorized shares of the Company’s common stock and preferred stock were proportionally reduced.
The Reverse Stock Split is retroactively reflected in the consolidated financial statements for all periods presented in the accompanying financial statements, including all share and per share amounts. The Reverse Stock Split did not effect the total dollar amount of common stock or total stockholders’ deficit.
Operational and Commercial Update
Sales volume for 2025 was approximately 109 thousand MT and increased 6% compared to 2024.
In 2025, our weighted-average realized price was approximately $4,100 per MT and decreased approximately 13% compared to 2024. The year-over-year decline reflected the substantial completion in 2024 of our LTAs, as well as persistent competitive pressures across all of our principal commercial regions. These impacts were partially mitigated by our initiative to actively shift more sales volume to the United States, which remains the strongest region for graphite electrode pricing.
Production volume for 2025 was approximately 112 thousand MT, increasing 15% compared to 2024.
Capital Structure and Liquidity
As of December 31, 2025, we had liquidity of $340.0 million, consisting of $101.6 million of availability under our 2018 Revolving Credit Facility, $100.0 million of availability under our Initial First Lien Term Loan Facility (with respect to the Delayed Draw Commitments thereunder, which we intend to draw in full prior to its expiration in July 2026) and cash and cash equivalents of $138.4 million. As of December 31, 2025, we had total debt of approximately $1.1 billion.
Outlook
In 2025, global (excluding China) steel production was relatively flat compared to 2024, as geopolitical uncertainty, particularly as it relates to global trade and tariffs, had a significant impact on broader steel industry trends. In addition, steel exports from China reached a record high in 2025, further constraining steel production in the rest of the world.
As we enter 2026, industry analyst projections indicate a modest recovery in global (excluding China) steel demand is expected for the year. In the United States, where the steel industry has experienced relative stability, steel production is expected to increase further in the near-term, supported by favorable domestic trade policies. In the European Union, where the steel industry has been relatively challenged, we continue to see signs of a potential recovery. In addition to the anticipated growth in steel demand within the European Union in 2026, steel production in Europe is expected to be further supported by increased trade protections as we proceed through the year. Reflecting these dynamics, hot-rolled coil steel pricing is expected to increase in 2026 in most regions.

As we closely monitor these developments and assess their potential impact on the commercial environment for graphite electrodes, we currently project that global (excluding China) demand for graphite electrodes will increase slightly in 2026, compared to 2025, including projected demand increases within all of the key regions in which we operate.
For GrafTech, we expect to achieve a 5-10% year-over-year increase in our sales volume for 2026 on a full-year basis, as we continue to gain market share reflecting our compelling customer value proposition and our ongoing focus on delivering on the needs of our customers. Of our anticipated 2026 sales volume, to date, we have approximately 65% committed in our order book following the completion of the customer negotiations that occur in the fourth quarter of each year. Specific to the first quarter of 2026, we expect a year-over-year increase in our sales volume of approximately 10%.
While we are encouraged by our ongoing strong volume performance, industry-wide pricing levels remain unsustainably low. Challenging pricing dynamics, most notably aggressive competitor pricing behavior, increased further during the fourth quarter of 2025 and we expect that pressure to continue into 2026. As a result, we will continue to execute actions to accelerate our path to normalized levels of profitability and support our ability to invest in our business. This includes further optimizing our order book by continuing to shift the geographic mix of our sales volume to regions where there is an opportunity to capture higher average selling prices, particularly in the United States, while also maintaining our disciplined approach of foregoing volume opportunities where margins are unacceptably low. We estimate that the higher mix of United States volume in 2025 compared to the prior year boosted our weighted-average selling price approximately $135 per MT on a full-year basis.
As it relates to costs, we will continue to expand on our initiatives to improve our cost structure. With our 2025 cost performance, we have achieved a cumulative decline in our cash cost of goods sold per metric ton of 31% since the end of 2023. As we look to implement additional measures to enhance the efficiency of our production schedules and further optimize production costs, we expect to build on this achievement with a low single-digit percentage-point decline in our cash cost of goods sold per MT for 2026 compared to 2025.
Further, we will continue to prudently manage our working capital levels and capital expenditures. For 2026, reflecting our anticipated volume growth, we expect a modest increase in our net working capital levels for the full year, most notably in the first half of the year reflecting the timing of planned plant maintenance and other timing factors. We anticipate our full-year 2026 capital expenditures will be approximately $35 million, which we believe is an adequate level to maintain our assets at current utilization levels.
Longer term, we remain confident that the steel industry’s efforts to decarbonize will lead to increased adoption of the electric arc furnace method of steelmaking, driving long-term demand growth for graphite electrodes. We also anticipate the demand for petroleum needle coke, the key raw material we use to produce graphite electrodes, to accelerate driven by its utilization in producing synthetic graphite used in anodes for lithium-ion batteries that power electric vehicles and energy storage systems. We believe that the near-term actions we are taking, supported by an industry-leading position and our sustainable competitive advantages, including our substantial vertical integration into petroleum needle coke via our Seadrift facility, will optimally position GrafTech to benefit from that long-term growth.
Key metrics used by management to measure performance
In addition to measures of financial performance presented in our Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States (“GAAP”), we use certain other financial measures and operating metrics to analyze the performance of our Company. The “non‑GAAP” financial measures consist of EBITDA, adjusted EBITDA, adjusted net loss, adjusted loss per share, free cash flow, adjusted free cash flow and cash cost of goods sold per MT, which help us evaluate growth trends, establish budgets, assess operational efficiencies and evaluate our overall financial performance. The key operating metrics consist of sales volume, production volume, production capacity and capacity utilization.

Key financial measures

(in thousands, except per share amounts)	2025	2024
Net sales	$504,134	$538,782
Net loss	(219,835)	(131,165)
Loss per share(1)(2)	(8.45)	(5.09)
EBITDA(3)	(11,374)	(11,411)
Adjusted net loss(3)	(167,076)	(106,144)
Adjusted loss per share(1)(2)(3)	(6.42)	(4.12)
Adjusted EBITDA(3)	(9,088)	1,632
(1) All share and per share data for all periods presented reflect the 1-for-10 reverse stock split, which became effective on August 29, 2025. See Note 1, “Business and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for further discussion.
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

(in thousands, except percentages)	2025	2024
Sales volume (MT)	109.2	103.2
Production volume (MT)	112.3	97.3
Production capacity (MT)(1)(2)	178.0	178.0
Capacity utilization(3)	63%	55%
(1) Production capacity reflects expected maximum production volume during the period depending on product mix and expected maintenance outage. Actual production may vary
(2) Includes graphite electrode facilities in Calais, France; Monterrey, Mexico; and Pamplona, Spain.
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
• adjusted EBITDA does not reflect tax payments or the income tax benefit that may represent a reduction in cash available to us;
• adjusted EBITDA does not reflect expenses relating to our pension and OPEB plans;
• adjusted EBITDA does not reflect rationalization or rationalization-related expenses;
• adjusted EBITDA does not reflect stock-based compensation expense;
• adjusted EBITDA does not reflect proxy contest expenses;
• adjusted EBITDA does not reflect Tax Receivable Agreement adjustments; and
• other companies, including companies in our industry, may calculate EBITDA and adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
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

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

Reconciliation of Net Loss to Adjusted Net Loss
(dollars in thousands; except per share data)	2025	2024
Net loss	$(219,835)	$(131,165)

Diluted loss per common share:
Net loss per share(1)	$(8.45)	$(5.09)
Weighted average common shares outstanding(1)	26,004,964	25,766,825

Net loss	$(219,835)	$(131,165)
Adjustments, pre-tax:
Pension and OPEB expenses(2)	(1,129)	2,270
Rationalization expenses(3)	—	3,156
Rationalization-related expenses(4)	—	2,655
Foreign currency remeasurement(5)	2,254	(1,949)
Stock-based compensation expense(6)	4,952	6,035
Proxy contest expenses(7)	—	752
Tax Receivable Agreement adjustment(8)	(3,791)	124
Debt modification costs(9)	6,293	18,369
Total non-GAAP adjustments pre-tax	$8,579	$31,412
Valuation allowance adjustment10)	(42,624)	—
Income tax impact on non-GAAP adjustments(11)	(1,556)	6,391
Adjusted net loss	$(167,076)	$(106,144)
(1)All share and per share data for all periods presented reflect the 1-for-10 reverse stock split, which became effective on August 29, 2025. See Note 1, “Business and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for further discussion.
(2)Net periodic benefit cost for our pension and OPEB plans, including a mark-to-market adjustment, representing actuarial gains and losses that result from the remeasurement of plan assets and obligations due to changes in assumptions or experience. We recognize the actuarial gains and losses in connection with the annual remeasurement in earnings in the fourth quarter of each year.
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
(8)Prior to 2025, represents expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that have been utilized. In 2025, represents the write-off of the remaining liability for pre-IPO tax assets that are not expected to be realized.
(9)Debt modification costs related to the December 2024 debt transactions, which are recognized in interest expense on the Consolidated Statements of Operations.
(10)Represents non-cash income tax expense recorded in the second quarter of 2025 related to the establishment of a full valuation allowance against the Company’s U.S. and Switzerland deferred tax assets.
(11)The tax impact on the non-GAAP adjustments.

Reconciliation of Loss Per Share to Adjusted Loss Per Share
	2025	2024
Loss per share(1)	$(8.45)	$(5.09)
Adjustments per share:
Pension and OPEB expenses(2)	(0.04)	0.09
Rationalization expenses(3)	—	0.12
Rationalization-related expenses(4)	—	0.10
Foreign currency remeasurement(5)	0.08	(0.07)
Stock-based compensation expense(6)	0.19	0.23
Proxy contest expenses(7)	—	0.03
Tax Receivable Agreement adjustment(8)	(0.14)	—
Debt modification costs(9)	0.24	0.71
Total non-GAAP adjustments pre-tax per share	0.33	1.21
Valuation allowance adjustment(10)	(1.64)	—
Income tax impact on non-GAAP adjustments per share(11)	(0.06)	0.24
Adjusted loss per share	$(6.42)	$(4.12)
(1)All share and per share data for all periods presented reflect the 1-for-10 reverse stock split, which became effective on August 29, 2025. See Note 1, “Business and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for further discussion.
(2)Net periodic benefit cost for our pension and OPEB plans, including a mark-to-market adjustment, representing actuarial gains and losses that result from the remeasurement of plan assets and obligations due to changes in assumptions or experience. We recognize the actuarial gains and losses in connection with the annual remeasurement in earnings in the fourth quarter of each year.
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
(8)Prior to 2025, represents expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that have been utilized. In 2025, represents the write-off of the remaining liability for pre-IPO tax assets that are not expected to be realized.
(9)Debt modification costs related to the December 2024 debt transactions, which are recognized in interest expense on the Consolidated Statements of Operations.
(10)Represents non-cash income tax expense recorded in the second quarter of 2025 related to the establishment of a full valuation allowance against the Company’s U.S. and Switzerland deferred tax assets.
(11)The tax impact on the non-GAAP adjustments.

Reconciliation of Net Loss to Adjusted EBITDA
(in thousands)	2025	2024
Net loss	$(219,835)	$(131,165)
Add:
Depreciation and amortization	61,643	62,245
Interest expense	104,057	85,313
Interest income	(6,632)	(5,701)
Income taxes	49,393	(22,103)
EBITDA	(11,374)	(11,411)
Adjustments:
Pension and OPEB expenses(1)	(1,129)	2,270
Rationalization expenses(2)	—	3,156
Rationalization-related expenses(3)	—	2,655
Foreign currency remeasurement(4)	2,254	(1,949)
Stock-based compensation expense(5)	4,952	6,035
Proxy contest expenses(6)	—	752
Tax Receivable Agreement adjustment(7)	(3,791)	124
Adjusted EBITDA	$(9,088)	$1,632
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
(7)Prior to 2025, represents expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that have been utilized. In 2025, represents the write-off of the remaining liability for pre-IPO tax assets that are not expected to be realized.

Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow and Adjusted Free Cash Flow
(in thousands)	2025	2024
Net cash used in operating activities	$(81,616)	$(40,093)
Capital expenditures	(38,885)	(34,309)
Free cash flow	(120,501)	(74,402)

Debt modification costs(1)	6,001	18,249
Adjusted free cash flow	$(114,500)	$(56,153)
(1)Cash payments of debt modification costs related to the December 2024 debt transactions, which are recognized in interest expense on the Consolidated Statements of Operations and recognized in net cash used in operating activities on the Consolidated Statements of Cash Flows.

Reconciliation of Cost of Goods Sold to Cash Cost of Goods Sold per MT
(dollars in thousands)	2025	2024
Cost of goods sold	$501,496	$533,757
Less:
Depreciation and amortization(1)	55,224	55,602
Cost of goods sold - by-products and other(2)	30,512	32,801
Rationalization-related expenses(3)	—	2,655
Cash cost of goods sold	415,760	442,699
Sales volume (in thousands of MT)	109.2	103.2
Cash cost of goods sold per MT	$3,807	$4,290

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
Results of Operations
Results of operations for 2025 as compared to 2024
The tables presented in our period-over-period comparisons summarize our Consolidated Statements of Operations and illustrate key financial indicators used to assess the consolidated financial results. Throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

			Increase/ Decrease	% Change
(in thousands)	2025	2024
Net sales	$504,134	$538,782	$(34,648)	(6)%
Cost of goods sold	501,496	533,757	(32,261)	(6)%
Lower of cost or market inventory valuation adjustment	18,315	24,878	(6,563)	(26)%
Gross loss	(15,677)	(19,853)	4,176	(21)%
Research and development	6,475	5,706	769	13%
Selling and administrative expenses	54,914	46,510	8,404	18%
Rationalization expenses	—	3,156	(3,156)	NM
Operating loss	(77,066)	(75,225)	(1,841)	2%
Other income, net	(4,049)	(1,569)	(2,480)	158%
Interest expense	104,057	85,313	18,744	22%
Interest income	(6,632)	(5,701)	(931)	16%
Loss before income taxes	(170,442)	(153,268)	(17,174)	11%
Income tax expense (benefit)	49,393	(22,103)	71,496	(323)%
Net loss	$(219,835)	$(131,165)	$(88,670)	68%
NM = Not Meaningful.
Net sales decreased $34.6 million, or 6%, in 2025 compared to 2024. The decline primarily reflected a 13% decrease in our weighted-average realized price, partially offset by a 6% increase in sales volume.
Cost of goods sold decreased $32.3 million, or 6%, in 2025 compared to 2024. Our ongoing initiatives to reduce our production costs resulted in an 11% reduction in our cash costs on a per MT basis for the year ended December 31, 2025 compared to 2024. The prior year included the recognition of an incremental $18.8 million of fixed manufacturing costs (including depreciation) related to low production levels. In addition, inventory written down in prior periods due to the lower of cost or market (“LCM”) inventory valuation adjustments had a $3.2 million favorable impact on cost of goods sold in 2025 compared to 2024. These decreases were partially offset by the impact of increased volume.
LCM inventory valuation adjustment represents a write-down of inventory recorded in 2025 and 2024. The net realizable value of certain of our inventories fell below their carrying amounts as of December 31, 2025 and 2024, and as a result, we recorded LCM inventory valuation adjustments of $18.3 million and $24.9 million, respectively, in order to state our inventories at market.
Selling and administrative expenses increased $8.4 million, or 18%, in 2025 compared to 2024. In 2024, this included $9.2 million for the reimbursement of legal fees in connection with the favorable outcome of an arbitration, which was recorded as a reduction in selling and administrative expenses. Excluding this one-time reimbursement, selling and administrative expenses decreased approximately $1.2 million.
Rationalization expenses represent severance and contract termination costs, incurred in 2024, related to the cost rationalization and footprint optimization plan announced in February 2024.
Other income, net increased $2.5 million, or 158% in 2025, compared to 2024. In 2025, we recognized $2.9 million of mark-to-market gains on our pension and OPEB plans compared to mark-to-market losses of $0.7 million in 2024. In addition, 2025 included a $3.8 million gain related to the write-off of the remaining Tax Receivable Agreement liability. These items were partially offset by the recognition of $2.3 million of foreign currency remeasurement losses in 2025 compared to $1.9 million of foreign currency remeasurement gains recognized in 2024.
Interest expense increased $18.7 million, or 22%, in 2025 compared to 2024. Interest expense for 2025 included a full year of interest expense incurred on our Initial First Lien Term Loan Facility and our Delayed Draw First Lien Term Loan Facility which was issued in December 2024. In addition, interest expense in 2024 included $7.4 million of gains amortized out of accumulated other comprehensive income related to interest rate swaps that matured in 2024. These increases were partially offset by a $12.1 million reduction in debt modification costs in 2025 compared to 2024. See Note 7, “Interest Expense,” to the Consolidated Financial Statements for additional details.
Income Tax Expense (Benefit). The following table summarizes the income tax expense (benefit) in 2025 and 2024:

(dollars in thousands)	2025	2024

Income tax expense (benefit)	$49,393	$(22,103)
Loss before income taxes	$(170,442)	$(153,268)
Effective income tax rate	(29.0)%	14.4%
The difference in effective income tax rate from 2025 to 2024 is primarily due to the recording deferred income tax expense of $42.6 million relating to establishing full valuation allowances against the Company’s previously realizable U.S. and Switzerland deferred tax assets in 2025.
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
Significant changes in currency exchange rates impacting us are described under “Effects of Changes in Currency Exchange Rates” and “Results of Operations” in this section.

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
The impact of these changes in the average exchange rates of other currencies against the U.S. dollar on our net sales was an increase of $5.6 million in 2025, a decrease of $1.1 million in 2024 and an increase of $1.5 million in 2023, compared to the prior years.
The impact of these changes on our cost of goods sold was an increase of $3.6 million in 2025, a decrease of $8.5 million in 2024 and an increase of $12.4 million in 2023.
As part of our cash management, we also have intercompany loans between our subsidiaries. These loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains or losses in cost of goods sold on the Consolidated Statements of Operations.
We have in the past and may in the future use various financial instruments to manage certain exposures to risks caused by currency exchange rate changes, as described under “Quantitative and Qualitative Disclosures about Market Risk.”
Liquidity and Capital Resources
Our sources of funds have consisted principally of cash flow from operations and debt, including our credit facilities (subject to continued compliance with the financial covenants and representations). Our uses of those funds (other than for operations) have consisted principally of capital expenditures, debt repayment, dividends, share repurchases and other general purposes. On an ongoing basis, we expect to evaluate and consider strategic transactions, including acquisitions, divestitures, joint ventures, equity investments, debt issuances, refinancing of our existing debt or repurchases of our outstanding debt obligations in open market or privately negotiated transactions, as well as other strategic transactions. These transactions may require cash expenditures, which may be funded through a combination of cash on hand, proceeds from the issuance of debt or from equity offerings. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn, including any recession or deterioration of the steel or graphite electrode markets, could significantly and negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost and availability of such financing. Disruptions in the U.S. and international financial markets could adversely affect our liquidity and the cost and availability of financing to us in the future.
We believe that we have adequate liquidity to meet our needs for at least the next twelve months. As of December 31, 2025, we had liquidity of $340.0 million, consisting of $101.6 million of availability under our 2018 Revolving Credit Facility (after giving effect to $13.8 million of letters of credit), $100.0 million of availability under our Initial First Lien Term Loan Facility (with respect to the Delayed Draw Commitments thereunder) and cash and cash equivalents of $138.4 million. As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenant thereunder (see below and Note 5, “Debt and Liquidity”), our operating performance as of December 31, 2025 and 2024 resulted in a reduction of the availability under the 2018 Revolving Credit Facility. We had long-term debt of $1.1 billion as of December 31, 2025 and 2024. As of December 31, 2024, we had liquidity of $464.2 million, consisting of cash and cash equivalents of $256.2 million, $108.0 million of availability under our 2018 Revolving Credit Facility (after giving effect to $7.4 million of letters of credit) and $100.0 million of availability under our Initial First Lien Term Loan Facility (with respect to the Delayed Draw Commitments thereunder).
As of December 31, 2025 and 2024, $45.6 million and $60.0 million, respectively, of our cash and cash equivalents were located outside of the U.S. We repatriate funds from our foreign subsidiaries through intercompany dividends and loan repayment. All of our subsidiaries face the customary statutory limitation that distributed dividends may not exceed the amount of accumulated earnings. Upon repatriation to the United States, the foreign source portion of dividends we receive from our foreign subsidiaries is not subject to U.S. federal income tax because the amounts were either previously taxed or are exempted from tax by Section 245A of the Internal Revenue Service Code (the “Code”).
Cash flow and plans to manage liquidity. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, timing of tax and interest payments and other factors. During the fourth quarter of 2024, the Company consummated a series of financing transactions to extend the maturities on its outstanding debt and help to manage its liquidity. These transactions are described under “Financing Transactions” in this section.
Uses of Liquidity
In July 2019, our Board of Directors authorized a program to repurchase up to $100.0 million of our outstanding common stock. In November 2021, our Board of Directors authorized the repurchase of an additional $150.0 million of stock repurchases under this program. We may purchase shares from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18 plans. The amount and timing of repurchases are subject to a variety of factors including liquidity, stock price, applicable legal requirements, other business objectives and market conditions. In 2025, we did not repurchase any shares of our common stock. As of December 31, 2025, we had $99.0 million remaining under our stock repurchase authorization. Our ability to repurchase shares is restricted by certain covenants in our debt instruments.
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
Cash flows
The following table summarizes our cash flow activities:

(in thousands)	2025	2024
Cash flow (used in) provided by:
Operating activities	$(81,616)	$(40,093)
Investing activities	(38,331)	(34,209)
Financing activities	(341)	155,718
Net change in cash and cash equivalents	$(120,288)	$81,416
Net cash used in operating activities increased $41.5 million in 2025 compared to 2024. The increase was primarily due to a $40.2 million decrease in cash provided by working capital. Cash flow used for inventories was $8.6 million in 2025, primarily due to the timing of raw material receipts near the end of the period, as well as lower than anticipated fourth quarter sales volume. This compares to cash flow provided by inventories in 2024 of $68.8 million, which reflected the Company’s initiatives to manage working capital levels. Cash flow used for accounts payable and accruals decreased $21.2 million in 2025, compared to 2024 primarily due to the timing of payments. Cash flow provided by accounts receivable increased $19.3 million compared to 2024 primarily due to improved collections and less investment due to lower weighted-average selling prices in the fourth quarter of 2025 compared to the prior year.
Net cash used in investing activities increased $4.1 million in 2025 compared to 2024 primarily due to the timing of capital expenditures made in the ordinary course of business.
Net cash (used in) provided by financing activities was a cash use of $0.3 million in 2025, compared to a source of cash of $155.7 million in 2024. The change was primarily due to the issuance of $175.0 million of our First Lien Term Loans in 2024, partially offset by the $18.9 million of cash paid for deferred financing fees in 2024 related to the issuance.

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
The New Notes Indentures contain certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, to incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, incur or suffer to exist liens securing indebtedness, make certain investments, engage in certain transactions with affiliates, consummate certain asset sales and effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets. Pursuant to the New Notes Indentures, if our pro forma consolidated total net leverage ratio is no greater than 2.50 to 1.00, we can make restricted payments so long as no default or event of default has occurred and is continuing. If our pro forma consolidated total net leverage ratio is greater than 2.50 to 1.00, we can make restricted payments pursuant to certain baskets. We were in compliance with all of our debt covenants in the New Notes Indentures as of December 31, 2025 and 2024.
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

The Existing 4.625% Notes Indenture contains certain events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Finance, all outstanding Existing 4.625% Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding Existing 4.625% Notes may declare all of the Existing 4.625% Senior Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of December 31, 2025 and 2024.
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
The Existing 9.875% Notes Indenture contains certain events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Global, all outstanding Existing 9.875% Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding Existing 9.875% Notes may declare all of the Existing 9.875% Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of December 31, 2025 and 2024.
Following the Exchange Offer, approximately $3.8 million aggregate principal amount of Existing 9.875% Notes remains outstanding.
Initial First Lien Term Loan Facility; Delayed Draw First Lien Term Loan Facility
Concurrent with the settlement of the Exchange Offers, on the Settlement Date, Barclays Bank plc (the “Fronting Lender”), agreed to provide GrafTech Global $175 million of new senior secured first lien term loans (the “Initial First Lien Term Loans”) and provided commitments (the “Delayed Draw Commitments”) with respect to $100 million of new senior secured first lien delayed draw term loans (together with the Initial First Lien Term Loans, the “First Lien Term Loans”). The First Lien Term Loans are governed by a new credit agreement, dated as of the Settlement Date, by and among GrafTech, as holdings, GrafTech Global, as borrower, GLAS USA LLC, as administrative agent, GLAS Americas LLC, as collateral agent, and the lenders from time to time party thereto (the “First Lien Term Loan Credit Agreement”). The Initial First Lien Term Loans were drawn in a single drawing on the Settlement Date. The Delayed Draw Commitments are available to the Company until July 23, 2026, subject to the satisfaction of customary conditions precedent thereto. The Company expects to draw the $100 million of available Delayed Draw Commitments prior to its expiration.
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
2018 Term Loan and 2018 Revolving Credit Facility

In February 2018, the Company entered into a credit agreement (as amended, the “2018 Credit Agreement”), which provided for (i) a $2,250 million senior secured term facility (the “2018 Term Loan Facility”) after giving effect to the June 2018 amendment (the “First Amendment”) that increased the aggregate principal amount of the 2018 Term Loan Facility from $1,500 million to $2,250 million and (ii) a $330 million senior secured revolving credit facility after giving effect to the May 2022 amendment that increased the revolving commitments under the 2018 Credit Agreement by $80 million from $250 million (the “2018 Revolving Credit Facility”). GrafTech Finance Inc. (“GrafTech Finance”) was the sole borrower under the 2018 Term Loan Facility while GrafTech Finance, GrafTech Switzerland SA (“Swissco”) and GrafTech Luxembourg II S.à.r.l. (“Luxembourg Holdco” and, together with GrafTech Finance and Swissco, the “Co-Borrowers”) were co-borrowers under the 2018 Revolving Credit Facility. In December 2024, the 2018 Credit Agreement was further amended to provide for a $225 million senior secured first lien revolving credit facility, reducing the revolving commitments under the 2018 Credit Agreement by $105 million. On June 26, 2023, GrafTech repaid the term loans under the 2018 Term Loan Facility with proceeds from the Existing 9.875% Notes issuance. As of December 31, 2025, there are no outstanding term loans under the 2018 Term Loan Facility.

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
The 2018 Revolving Credit Facility matures on November 30, 2028, subject to a springing maturity date 91 days prior to the maturity date of certain other reference indebtedness. As of December 31, 2025 and 2024, the availability under our 2018 Revolving Credit Facility was $101.6 million and $108.0 million, respectively. As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenant thereunder, our operating performance as of December 31, 2025 and 2024 resulted in our inability to access the full amount of commitments under the facility. As of December 31, 2025 and 2024, there were no borrowings outstanding on the 2018 Revolving Credit Facility and there was $13.8 million and $7.4 million of letters of credit drawn against the 2018 Revolving Credit Facility as of each date, respectively.
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
The 2018 Revolving Credit Facility has customary negative covenants and events of default and is required to be prepaid in the case of certain mandatory prepayments of the First Lien Term Loans. The 2018 Revolving Credit Facility also includes a financial covenant requiring that the Company have a Senior Secured First Lien Net Leverage Ratio of no more than 4.00 to 1.00, tested quarterly, to the extent outstanding revolving loans and letters of credit (subject to certain exclusions) exceed 51.3% of the amount of commitments then-existing under the 2018 Revolving Credit Facility. We were in compliance with all of our debt covenants as of December 31, 2025 and 2024.

Material Cash Requirements. The following table summarizes our contractual and other material cash obligations as of December 31, 2025:

	Payments Due by Year Ending December 31,
(in thousands)	Total	2026	2027-2028	2029-2030	2031+
Contractual and Other Obligations
Long-term debt (a)	$1,125,000	$—	$5,588	$1,119,412	$—
Interest on long-term debt (b)	341,279	86,913	170,155	84,211	—
Total contractual obligations	1,466,279	86,913	175,743	1,203,623	—
Pension plan contributions (c)	4,027	4,027	—	—	—
Total contractual and other obligations (d)	$1,470,306	$90,940	$175,743	$1,203,623	$—
(a)Represents our total debt from our New and Existing 9.875% Notes, our New and Existing 4.625% Notes and our Initial First Lien Term Loans (see "Financing Transactions" in this section for full details of these obligations).
(b)Represents estimated interest payments on the Existing 9.875% Notes and the Existing 4.625% Notes through December 15, 2028, interest payments on the New 9.875% Notes and the New 4.625% Notes through December 23, 2029, as well as estimated interest payments on our Initial First Lien and Delayed Draw Term Loans through 2029.
(c)Represents estimated contributions under our defined benefit pension plans. Contributions in future periods will be dependent upon regulatory requirements, the plans' funded ratios, plan investment performance, discount rates, actuarial assumptions, plan amendments, our contribution objectives and other factors. We anticipate funding those contributions with cash on hand or cash generated from operations. It is not practical to estimate the required contributions beyond 2026 at the present time.
(d)In addition, letters of credit of $13.8 million were issued under the 2018 Revolving Credit Facility as of December 31, 2025.

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
As of December 31, 2025, we tested our long-lived assets for impairment and determined that their carrying value was recoverable.
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
At the end of the second quarter of 2025, the Company’s cumulative losses in the United States and Switzerland in recent years, when assessed with other positive and negative evidence, represented sufficient negative evidence to require full valuation allowances on its U.S. and Switzerland previously realizable deferred tax assets.
As of December 31, 2025, we had a valuation allowance of $92.2 million against certain DTAs, including full valuation allowances of $69.9 million and $20.3 million against our U.S. and Switzerland DTAs, respectively. Until we determine that we will generate sufficient jurisdictional taxable income to realize our net operating losses and DTAs, we will continue to maintain a valuation allowance.
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
Our revenue streams primarily consist of short-term purchase agreements, multi-year purchase agreements and spot sales directly with steel manufacturers. The promises of delivery of graphite electrodes represent the distinct performance obligations to which the contract consideration is allocated, based upon the electrode stand‑alone selling prices for the class of customers at the time the agreements are executed. The performance obligations are considered to be satisfied at a point in time when control of the electrodes has been transferred to the customer. The Company has elected to treat the transportation of the electrodes from our premises to the customer’s facilities as a fulfillment activity, and outbound freight cost is accrued when the graphite electrode performance obligation is satisfied. Any variable consideration is recognized up to its unconstrained amount (i.e., up to the amount for which it is probable that a significant reversal of the variable revenue will not occur).
See Note 2, "Revenue from Contracts with Customers," to the Consolidated Financial Statements for additional information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, primarily from changes in interest rates and currency exchange rates. From time to time, we enter into transactions that have been authorized according to documented policies and procedures in order to manage these risks. These transactions primarily relate to the financial instruments described below. Since the counterparties to these financial instruments are large commercial banks and similar financial institutions, we do not believe that we are exposed to material counterparty credit risk. We do not use financial instruments for trading purposes.
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
Our outstanding foreign currency derivatives were in net unrealized pre-tax gain positions of $0.2 million and $0.1 million as of December 31, 2025 and 2024, respectively.
Sensitivity analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the underlying exposures as well as on the fair values of our derivatives. The sensitivity analysis for the derivatives represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction.
As of December 31, 2025, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would have impacted the fair value of our foreign currency hedge portfolio $1.5 million.
A hypothetical increase or decrease in interest rates of 100 basis points would have impacted our interest expense by $1.8 million in 2025.
For further information related to the financial instruments described above, see Note 1, “Business and Summary of Significant Accounting Policies” and Note 8, “Fair Value Measurements and Derivative Instruments” in the Notes to the Consolidated Financial Statements for additional information.

Item 8. Financial Statements and Supplementary Data

See the Table of Contents located at the beginning of this Report for more detailed page references to information contained in this Item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of GrafTech International Ltd.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of GrafTech International Ltd. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ (deficit) equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Valuation Allowance for Deferred Tax Assets - Refer to Note 13 to the financial statements
Critical Audit Matter Description
As described within Note 13 to the financial statements, the Company assesses the need for valuation allowances against deferred tax assets and whether it is more likely than not that deferred tax benefits will be realized in each jurisdiction. Future realization of deferred tax assets depends on the existence of sufficient taxable income within the carryback or carryforward period of the appropriate character under the relevant tax law. Sources of taxable income include future reversals of deferred tax assets and liabilities, future taxable income (exclusive of the reversals of deferred tax assets and liabilities), taxable income in prior carryback years (if permitted under the tax law, and tax planning strategies). Consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. At the end of the second quarter of 2025, the Company’s 3-year cumulative losses in the U.S. and Switzerland, when assessed with other positive and negative evidence, represented sufficient negative evidence to require full valuation allowances on its U.S. and Switzerland previously realizable deferred tax assets. As of December 31, 2025, the Company had valuation allowances recorded in the U.S. and Switzerland of $69.9 million and $20.3 million, respectively.

We identified the evaluation of the Company’s assessment to record a valuation allowance in the current year as a critical audit matter due to the materiality and complex nature of the auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the transaction included the following, among others:

•We obtained an understanding and tested the effectiveness of controls related to accounting over income taxes, including management’s controls over the realizability of deferred tax assets.

•We obtained an understanding of management's estimate regarding the valuation allowance on the deferred tax assets including the method, assumptions, and data used to develop the estimate by reviewing managements prepared memorandum and supporting schedules.

•We tested the company’s assessment of the realizability of deferred tax assets and the resulting valuation allowance, our audit procedures included, among others, testing the evaluation and accuracy of the Company’s 3 year cumulative losses in both the US and Switzerland and the Company's calculation of future taxable income from the reversal of existing temporary taxable differences.

•We involved our tax professionals to assist in evaluating the application of tax law in the Company's consideration of the sources of future taxable income.

/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
February 13, 2026

We have served as the Company’s auditor since 2015.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$138,427	$256,248
Accounts and notes receivable, net of allowance for doubtful accounts of $3,271 as of December 31, 2025 and $7,114 as of December 31, 2024	73,235	93,576
Inventories	224,692	231,241
Prepaid expenses and other current assets	48,180	55,732
Total current assets	484,534	636,797
Property, plant and equipment	986,946	910,247
Less: accumulated depreciation	497,016	427,548
Net property, plant and equipment	489,930	482,699
Deferred income taxes	9,318	53,139
Other assets	45,007	51,639
Total assets	$1,028,789	$1,224,274
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$67,017	$72,833
Accrued income and other taxes	8,047	9,642
Other accrued liabilities	53,127	55,432
Tax Receivable Agreement	—	2,022
Total current liabilities	128,191	139,929
Long-term debt	1,094,706	1,086,915
Other long-term obligations	40,388	48,559
Deferred income taxes	25,132	23,971
Tax Receivable Agreement long-term	—	3,802
Commitments and contingencies – Note 12
Stockholders’ deficit:
Preferred stock, par value $0.01, 30,000,000 shares authorized, none issued(1)	—	—
Common stock, par value $0.01, 300,000,000 shares authorized, 25,820,110 and 25,726,420 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively(1)	2,582	2,572
Additional paid-in capital	759,710	755,338
Accumulated other comprehensive loss	(8,972)	(43,359)
Accumulated deficit	(1,012,948)	(793,453)
Total stockholders’ deficit	(259,628)	(78,902)
Total liabilities and stockholders’ deficit	$1,028,789	$1,224,274

See accompanying Notes to the Consolidated Financial Statements

(1) All share and per share data for all periods presented reflect the 1-for-10 reverse stock split, which became effective on August 29, 2025. See Note 1, “Business and Summary of Significant Accounting Policies” for further information.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except per share data)

	2025	2024	2023
STATEMENTS OF OPERATIONS
Net sales	$504,134	$538,782	$620,500
Cost of goods sold	501,496	533,757	571,857
Lower of cost or market inventory valuation adjustment	18,315	24,878	12,431
Gross (loss) profit	(15,677)	(19,853)	36,212
Research and development	6,475	5,706	5,520
Selling and administrative expenses	54,914	46,510	74,012
Rationalization expenses	—	3,156	—
Goodwill impairment charges	—	—	171,117
Operating loss	(77,066)	(75,225)	(214,437)

Other (income) expense, net	(4,049)	(1,569)	4,679
Interest expense	104,057	85,313	58,087
Interest income	(6,632)	(5,701)	(3,439)
Loss before income taxes	(170,442)	(153,268)	(273,764)
Income tax expense (benefit)	49,393	(22,103)	(18,514)
Net loss	$(219,835)	$(131,165)	$(255,250)

Basic loss per common share:
Net loss per share(1)	$(8.45)	$(5.09)	$(9.93)
Weighted average common shares outstanding(1)	26,004,964	25,766,825	25,710,929
Diluted loss per common share:
Net loss per share(1)	$(8.45)	$(5.09)	$(9.93)
Weighted average common shares outstanding(1)	26,004,964	25,766,825	25,710,929

STATEMENTS OF COMPREHENSIVE LOSS
Net loss	$(219,835)	$(131,165)	$(255,250)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0, $29 and $(8), respectively	34,577	(24,385)	10,166
Commodities, interest rate and foreign currency derivatives, net of tax of $28, $2,111 and $4,424, respectively	(190)	(7,516)	(13,554)
Other comprehensive income (loss), net of tax:	34,387	(31,901)	(3,388)
Comprehensive loss	$(185,448)	$(163,066)	$(258,638)

See accompanying Notes to the Consolidated Financial Statements

(1) All share and per share data for all periods presented reflect the 1-for-10 reverse stock split, which became effective on August 29, 2025. See Note 1, “Business and Summary of Significant Accounting Policies” for further information.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	2025	2024	2023
Cash flow from operating activities:
Net loss	$(219,835)	$(131,165)	$(255,250)
Adjustments to reconcile net loss to cash (used in) provided by operations:
Depreciation and amortization	61,643	62,245	56,889
Deferred income tax expense (benefit)	42,792	(27,634)	(28,123)
Non-cash stock-based compensation expense	4,952	6,035	4,433
Non-cash interest expense (benefit)	7,791	(2,028)	8,786
Goodwill impairment charges	—	—	171,117
Lower of cost or market inventory valuation adjustment	18,315	24,878	12,431
Other adjustments	8,525	(7,348)	3,114
Net change in working capital*	25	40,254	107,562
Change in Tax Receivable Agreement	(5,824)	(5,330)	(4,398)
Net cash (used in) provided by operating activities	(81,616)	(40,093)	76,561
Cash flow from investing activities:
Capital expenditures	(38,885)	(34,309)	(54,040)
Proceeds from the sale of fixed assets	554	100	220
Net cash used in investing activities	(38,331)	(34,209)	(53,820)
Cash flow from financing activities:
Proceeds from Initial First Lien Term Loan due 2029	—	175,000	—
Proceeds from issuance of long-term debt, net of original issuance discount	—	—	438,552
Principal payments on long-term debt	—	(137)	(433,841)
Debt issuance and modification costs	—	(18,945)	(8,152)
Interest rate swap settlements	—	—	27,453
Payments for taxes related to net share settlement of equity awards	(230)	(118)	(129)
Dividends paid	—	—	(5,134)
Principal payments under finance lease obligations	(111)	(82)	(36)
Net cash (used in) provided by financing activities	(341)	155,718	18,713
Net change in cash and cash equivalents	(120,288)	81,416	41,454
Effect of exchange rate changes on cash and cash equivalents	2,467	(2,046)	783
Cash and cash equivalents at beginning of period	256,248	176,878	134,641
Cash and cash equivalents at end of period	$138,427	$256,248	$176,878
 See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	2025	2024	2023
Supplemental disclosures of cash flow information:
Net cash paid during the periods for:
Interest(1)	$93,276	$88,496	$34,322
Income taxes	6,155	4,910	43,326
Non-cash investing activities:
Change in capital expenditures in accounts payable	166	(4,006)	(9,431)
Non-cash financing activities:
Exchange Existing 9.875% Notes	—	(446,167)	—
Exchange Existing 4.625% Notes	—	(498,245)	—
New 9.875% Notes	—	446,167	—
New 4.625% Notes	—	498,245	—

* Net change in working capital due to the following components:
Accounts and notes receivable, net	$23,825	$4,519	$45,680
Inventories	(8,589)	68,832	107,796
Prepaid expenses and other current assets	487	9,106	3,352
Income taxes payable	(123)	(1,549)	(27,198)
Accounts payable and accruals	(18,270)	(39,501)	(23,876)
Interest payable	2,695	(1,153)	1,808
Net change in working capital	$25	$40,254	$107,562
(1) Includes cash received/paid from the monthly settlements and the termination of our interest rate swaps in the year ended December         31, 2023.

See accompanying Notes to the Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Dollars in thousands, except share data)

	Issued Shares of Common Stock(1)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance as of December 31, 2022	25,659,724	$2,566	$745,164	$(8,070)	$(401,945)	$337,715
Net loss	—	—	—	—	(255,250)	(255,250)
Other comprehensive income (loss):
Commodity, interest rate and foreign currency derivatives income, net of tax of $(474)	—	—	—	1,713	—	1,713
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $4,898	—	—	—	(15,267)	—	(15,267)
Foreign currency translation adjustments, net of tax of $(8)	—	—	—	10,166	—	10,166
Total other comprehensive loss	—	—	—	(3,388)	—	(3,388)
Stock-based compensation	25,844	2	4,431	—	—	4,433
Payments for taxes related to net share settlement of equity awards	(2,362)	—	(68)	—	(61)	(129)
Dividends paid ($0.02 per share)	—	—	—	—	(5,134)	(5,134)
Balance as of December 31, 2023	25,683,206	$2,568	$749,527	$(11,458)	$(662,390)	$78,247
Net loss	—	—	—	—	(131,165)	(131,165)
Other comprehensive income (loss):
Foreign currency derivatives income, net of tax of $(13)	—	—	—	85	—	85
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $2,124	—	—	—	(7,601)	—	(7,601)
Foreign currency translation adjustments, net of tax of $29	—	—	—	(24,385)	—	(24,385)
Total other comprehensive loss	—	—	—	(31,901)	—	(31,901)
Stock-based compensation	51,022	4	6,031	—	—	6,035
Payments for taxes related to net share settlement of equity awards	(7,808)	—	(220)	—	102	(118)
Balance as of December 31, 2024	25,726,420	$2,572	$755,338	$(43,359)	$(793,453)	$(78,902)
Net loss	—	—	—	—	(219,835)	(219,835)
Other comprehensive income (loss):
Foreign currency derivatives income, net of tax of $(20)	—	—	—	131	—	131
Commodity, interest rate and foreign currency derivatives reclassification adjustments, net of tax of $48	—	—	—	(321)	—	(321)
Foreign currency translation adjustments, net of tax of $0	—	—	—	34,577	—	34,577
Total other comprehensive loss	—	—	—	34,387	—	34,387
Stock-based compensation	113,645	10	4,942	—	—	4,952
Payments for taxes related to net share settlement of equity awards	(19,955)	—	(570)	—	340	(230)
Balance as of December 31, 2025	25,820,110	$2,582	$759,710	$(8,972)	$(1,012,948)	$(259,628)

See accompanying Notes to the Consolidated Financial Statements

(1) All share and per share data for all periods presented reflect the 1-for-10 reverse stock split, which became effective on August 29, 2025. See Note 1, “Business and Summary of Significant Accounting Policies” for further information.

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
The Company’s only reportable segment, Industrial Materials, is comprised of its two major product categories: graphite electrodes and petroleum needle coke products. Petroleum needle coke is our key raw material used in the production of our graphite electrodes. The Company's vision is to provide highly engineered graphite electrode products, services and solutions to electric arc furnace operators.
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
The Company sells the majority of its products directly to steel manufacturers located in various jurisdictions. The Company’s contracts consist of short-term purchase agreements, multi-year purchase agreements and spot sales. Collectability is assessed based on the customer’s ability and intention to pay, reviewing a variety of factors including the customer’s historical payment experience and published credit and financial information.
The promises of delivery of graphite electrodes represent the distinct performance obligations of the Company's contracts. A small portion of the Company’s sales consist of deliveries of by-products of the manufacturing processes to different customers, such as graphite powders, naphta and gasoil.
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
Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. The estimated variable consideration is reflected through revenue reversal accruals that are based on the Company's experience, as well as anticipated performance. Historically, these

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
reversals have been insignificant. Additionally, when termination fees are invoiced under certain provisions of our revenue contracts, they are accounted for as an element of variable consideration that is constrained, i.e., not recognized, until collected.
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
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is principally determined using the first-in, first-out (“FIFO”) or average cost, which approximates FIFO, methods. Elements of cost in inventory include raw materials, energy costs, direct labor, manufacturing overhead and depreciation of manufacturing fixed assets. In each of the last three years, the market value of our inventories fell below their carrying amounts, and as a result, we recorded LCM inventory valuation adjustments of $18.3 million, $24.9 million and $12.4 million in 2025, 2024 and 2023, respectively, in order to state our inventories at market.
The Company allocates fixed production overhead to the cost of conversion based on normal capacity utilization of the production facilities. The Company recognizes abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) as current period charges. As a result of reduced production levels, we expensed fixed manufacturing costs of $3.3 million, $22.1 million and $62.4 million that would have otherwise been inventoried in 2025, 2024 and 2023, respectively.
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
Depreciation expense was $54.3 million in both 2025 and 2024 and $47.7 million in 2023. Accounts payable associated with capital expenditures totaled $10.2 million and $10.0 million as of December 31, 2025 and 2024, respectively.
Leases
The Company determines if an arrangement is a lease at inception. When an arrangement contains a lease, the Company then determines if it meets any of the criteria to be classified as a finance lease. Leases with a term of 12 months or less are not recorded on the balance sheet.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Right of Use (“RoU”) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. RoU assets and lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. In order to compute the lease liability, when the rate implicit in the lease is not readily determinable, the Company discounts the lease payments using its estimated incremental borrowing rate for secured fixed rate debt over the same term, derived from information available at the lease commencement date. The Company's lease terms include the option to extend the lease when it is reasonably certain that option will be exercised.
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
Debt Issuance Costs
Deferred financing costs are amortized over the terms of the related debt using the effective interest method. If the terms of renewed or modified debt instruments are deemed to be substantially different, all unamortized financing costs associated with the modified debt are charged to earnings in the current period. If the terms are not substantially different, the costs associated with the renewal are capitalized and amortized over the remaining term of the debt instrument. For modifications affecting a line of credit, fees paid to a creditor and any third party costs will be capitalized and amortized over the remaining term of the new arrangement. Any unamortized deferred financing costs associated with the old arrangement are either deferred and amortized over the life of the new arrangement or written off, depending upon the nature of the modification and cost. The balance of any unamortized financing costs on extinguished debt is expensed upon extinguishment. In 2024, the Company incurred $18.9 million of debt issuance costs that were capitalized and are being amortized into interest expense over the term of the related debt, as well as $18.4 million of modification costs that were recorded in Interest expense on the Consolidated Statements of Operations. In 2025, the Company incurred $6.3 million of post-closure modification costs that were recorded in Interest expense on the Consolidated Statements of Operations. See Note 5, “Debt and Liquidity” and Note 7, “Interest Expense” for more information.
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
For a fair value hedge, both the effective and ineffective portions of the change in the fair value of the derivative are recorded in earnings and reflected in the Consolidated Statement of Operations on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive loss (“AOCL”) in the Consolidated Balance Sheet. When the underlying hedged transaction is realized, the gain or loss included in AOCL is recorded in earnings and reflected in the Consolidated Statement of Operations on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a net investment hedge, the effective portion of the change in the fair value of the derivative is recorded in cumulative translation adjustment, which is a component of AOCL in the Consolidated Balance Sheet and is de-recognized upon liquidation or sale of the entity. For contracts not designated as hedging instruments, changes in fair value are adjusted through the statement of operations.
We formally document our hedge relationships, including the identification of the hedging instruments and the related hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
The Company treats taxes due on future U.S. inclusions in taxable income related to Global Intangible Low Tax Income (“GILTI”) as a current period expense when incurred. See Note 13, “Income Taxes” for more information.
Retirement Plans and Post-Employment Benefits
We use actuarial methods and assumptions to account for our defined benefit pension plans and our post-employment benefits. We recognize in earnings the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each year with a mark-to-market adjustment (“MTM Adjustment”) and whenever a plan is remeasured (e.g., due to a significant curtailment, settlement, etc.). Pension and post-employment benefits expense includes the MTM Adjustment, actuarially computed cost of benefits earned during the current service period, the interest cost on accrued obligations, the expected return on plan assets and adjustments due to plan settlements and curtailments. Contributions to the qualified U.S. retirement plan are made in accordance with the requirements of the Employee Retirement Income Security Act of 1974.
Additional information with respect to benefits plans is set forth in Note 11, “Retirement Plans and Post-Employment Benefits.”
Stock-based Compensation
The Company recognizes stock-based compensation expense based on the grant date fair value of the award over the period during which an employee or director is required to provide service in exchange for the award. Stock-based awards include stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”) and deferred share units (”DSUs”). The fair value of RSUs and DSUs is primarily based on the closing market price of a share of the Company's common stock on the date of grant, modified as appropriate to take into account the features of such grants. The fair value of PSUs is determined using a Monte Carlo valuation on the date of grant. Stock options are granted with an exercise price equal to the closing price of the Company's common shares on the date of grant. The fair value of stock options is determined using a Black-Scholes option-pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate, and the expected dividend yield. The Company accounts for forfeitures as they occur. See Note 3, “Stock-Based Compensation” for additional information.
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
compliance, abatement or remediation programs and in some cases payment of penalties. Historically, neither the commitments undertaken nor the penalties imposed on us have been material.
Environmental considerations are part of all significant capital expenditure decisions. Environmental remediation, compliance and management expenses were approximately $6.6 million, $9.4 million and $12.1 million in 2025, 2024 and 2023, respectively. A charge to income is recorded when it is probable that a liability has been incurred and the cost can be reasonably estimated. The accrued liability relating to environmental expenses was $3.7 million and $3.9 million as of December 31, 2025 and 2024, respectively.
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
We have non-dollar denominated intercompany loans between some of our foreign subsidiaries. These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. One of these loans has been deemed to be essentially permanent in duration prior to settlement and, as a result, remeasurement gains and losses on this loan were recorded as a component of AOCL on the Consolidated Balance Sheets. The remaining loans are deemed to be not permanent in nature and, as a result, remeasurement gains and losses on these loans are recorded as currency (gains) losses in cost of goods sold, on the Consolidated Statements of Operations.
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
Costs of overhauls and turnarounds include plant personnel, contract services, materials and rental equipment. We defer these costs when incurred and use the straight-line method to amortize them over the period of time estimated to lapse until the next scheduled overhaul of the applicable storage or processing unit. Under this policy, $0.3 million was deferred in 2025 and $4.1 million was deferred in 2024. Amortization of deferred maintenance costs totaled $7.1 million, $6.2 million and $7.5 million in

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
2025, 2024 and 2023, respectively, and are classified as a component of cost of goods sold on the Consolidated Statements of Operations.
Loss per share
The calculation of basic loss per share is based on the weighted average number of common shares outstanding. Diluted loss per share reflects the assumed conversion of all dilutive common stock equivalents as appropriate using the treasury stock method. See Note 15, “Loss per Share.”
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
Recently Adopted Accounting Standards
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. We adopted this ASU on a prospective basis for this Annual Report, as presented in Note 13, “Income Taxes.”
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Under this ASU, a public entity would be required to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. This ASU allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently assessing the impact of this ASU on its financial statements and disclosures.
Reverse Stock Split
On August 29, 2025 (the “Effective Date”), we effected a reverse stock split of our issued and outstanding shares of common stock at a ratio of 1-for-10 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every 10 shares of common stock issued and outstanding, or held by the Company as treasury stock, immediately prior to the Effective Date was automatically combined and converted into one new share of common stock. The Reverse Stock Split was implemented primarily to maintain compliance with the NYSE’s minimum bid price requirement. In addition, the number of authorized shares of the Company’s common stock and preferred stock were proportionally reduced.
The Reverse Stock Split is retroactively reflected in these condensed consolidated financial statements for all periods presented in the accompanying financial statements, including all share and per share amounts. The Reverse Stock Split did not effect the total dollar amount of common stock or total stockholders’ deficit.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(2)     Revenue from Contracts with Customers
Disaggregation of Revenue
The following table provides information about disaggregated revenue by type of product and contract:

(in thousands)	2025	2024	2023
Graphite electrodes	$460,638	$493,644	$592,008
By-products and other	43,496	45,138	28,492
Total Revenues	$504,134	$538,782	$620,500
In the first quarter of 2025, the Company updated its presentation of disaggregated revenue to align with how management evaluates its commercial and financial performance. Due to the immaterial amount of remaining take or pay contracts with initial terms of three to five years (“LTAs”), we no longer show these revenues as a separate line item.
Contract Balances
Substantially all the Company's receivables relate to contracts with customers. Accounts receivable are recorded when the right to consideration becomes unconditional. Payment terms on invoices primarily range from 30 to 90 days depending on the customary business practices of the jurisdictions in which we do business.
The Company did not have any contract asset balances as of December 31, 2025 or 2024.
Deferred revenue is included in “Other accrued liabilities” on the Consolidated Balance Sheets. We did not have any deferred revenue as of December 31, 2025 and our deferred revenue balance was $11.2 million as of December 31, 2024. The decrease in deferred revenue was driven by revenue recognized during 2025, upon final resolution of a customer contingency.
The amount of revenue recognized in 2024 that was included in the December 31, 2023 deferred revenue balance was $26.0 million.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(3)     Stock-Based Compensation
The Company’s Omnibus Equity Incentive Plan permits the granting of options and other stock-based awards (including RSUs, deferred restricted stock units (“DRSUs”), PSUs and DSUs). As of December 31, 2025, the aggregate number of shares authorized under the plan since its initial adoption was 1.5 million. Shares issued upon vesting or exercise are new share issuances. Upon the vesting or payment of stock awards, an employee may elect receipt of the full share amount and either pay the resulting taxes or have the Company withhold shares to cover the tax obligation up to minimum statutory rates. At December 31, 2025, 44 thousand common stock shares were available for future issuance.
Stock-based compensation expense was $5.0 million, $6.0 million and $4.4 million in 2025, 2024 and 2023, respectively. A majority of the expense, $3.9 million in 2025, $5.3 million in 2024 and $4.0 million in 2023, was classified as selling and administrative expenses in the Consolidated Statement of Operations, with the remaining expenses classified as cost of goods sold.
The Company derives a tax deduction measured by the excess of the market value over the grant price at the date stock-based compensation awards are exercised or vest. The Company recognized tax expense of $0.2 million, $0.3 million and $0.2 million in 2025, 2024 and 2023, respectively, relating to the issuance of common stock for the exercise/vesting of equity awards.
Stock Options. Non-qualified stock options may be granted to our employees and directors. Stock options granted in 2023 vest over a three-year period, with one-third of the award vesting on the anniversary date of the grant in each of the next three years. Stock options granted prior to 2023 vest over a five-year period, with one-fifth of the award vesting on the anniversary date of the grant in each of the five years following the grant date. No stock options were granted in 2024 or 2025. All stock options expire 10 years from the date of grant. Stock option exercises are satisfied through the issuance of common shares. Compensation expense for stock options is based on the fair value of the stock option on the date of the grant. We calculate the fair value of stock options using the Black-Scholes option-pricing model. The weighted average assumptions used in our Black-Scholes option pricing model for options granted in 2023 were as follows:

2023
Dividend yield	0.71% - 0.83%
Expected volatility	58.16%
Risk-free interest rate	3.60% - 4.10%
Expected term in years	6.0 years
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes activity related to stock options during 2025:

	Number of Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Term (Years)
Outstanding at December 31, 2024	199,284	$113.41
Granted	—	—
Exercised	—	—
Forfeited or expired	(32,134)	89.14
Outstanding at December 31, 2025	167,150	$118.08	$—	4.3 years
Vested and Expected to vest as of December 31, 2025	167,150	$118.08	$—	4.3 years
Exercisable at December 31, 2025	154,627	$121.32	$—	4.1 years
Outstanding options have exercise prices ranging from $48.30 per share to $200.00 per share.
A summary of the status and changes of unvested stock options and the related average price per share follows:

	Number of Options	Weighted- Average Grant Date Fair Value
Outstanding unvested as of December 31, 2024	38,132	$41.23
Granted	—	—
Vested	(13,303)	38.59
Forfeited	(12,306)	42.46
Outstanding unvested as of December 31, 2025	12,523	$42.82
We recognized stock-based compensation expense of $0.3 million, $0.6 million and $0.8 million in 2025, 2024 and 2023, respectively, relating to stock options. As of December 31, 2025, there was $0.2 million of total unrecognized compensation cost related to unvested stock options, which is expected to be amortized over a weighted average period of 1.0 year. The total fair value of options vested was $0.5 million in 2025 and $0.7 million in both 2024 and 2023.
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

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested as of December 31, 2024	359,915	$26.10
Granted	368,058	11.90
Cancelled	(132,597)	22.00
Vested	(111,065)	26.92
Outstanding unvested as of December 31, 2025	484,311	$16.24

During 2025, 2024 and 2023, we recognized stock-based compensation expense of $3.1 million, $3.2 million and $1.7 million, respectively, relating to RSU awards for employees. The total fair value of RSU awards vested during 2025, 2024 and 2023 was $3.0 million, $1.8 million and $0.9 million, respectively. As of December 31, 2025, $4.8 million of expense with respect to

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
non-vested RSUs has yet to be recognized and will be amortized into expense over a weighted-average period of approximately 1.7 years.
PSUs. Executive officers and selected other employees receive PSU awards. Payouts, in the form of unrestricted common stock, vary between 0% and 200% based on the degree to which the Company’s total shareholder return relative to a peer group’s performance exceeds predetermined threshold, target and maximum performance goals over three-year performance periods with measurement periods after 12-, 24-, and 36-months. No payout will occur unless threshold performance is achieved. The final payout for PSUs granted in 2024 and 2025 is subject to a 3.5x value cap. The following table summarizes the activity related to PSUs during 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2024	175,794	$21.75
Granted	170,241	6.10
Vested	—	—
Forfeited	(85,454)	18.79
Outstanding as of December 31, 2025	260,581	$12.49
The fair value of grants of PSUs is determined using a Monte Carlo valuation. Total compensation expense for PSUs was $0.4 million, $1.2 million and $0.7 million in 2025, 2024 and 2023, respectively. As of December 31, 2025, there was $1.0 million of unrecognized compensation cost related to PSUs.
RSUs and DRSUs - Non-Employee Directors. Non-employee directors receive annual grants of service-based RSUs that are expected to vest six months after the date of grant, subject generally to a non-employee director’s continued service on the Company’s Board of Directors. Compensation expense for RSUs and DRSUs is based on the closing price of our common stock on the date of grant, less forfeitures or cancellations of awards throughout the vesting period. Non-employee directors have the option to elect to defer receipt of their vested RSUs and instead be granted service-based DRSUs that are equivalent in value to the RSUs. DRSUs will be paid out either as soon as practicable following the date of termination of the director’s service as a director (but in any event no later than the last day of the calendar year in which such termination occurs) in a single lump sum or in substantially equal 20% installments on the first five annual anniversaries of the date of termination of service as a director. The following table summarizes RSU and DRSU activity during 2025 for our non-employee directors:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2024	38,948	$24.19
Granted	95,338	7.13
Vested and delivered	(1,107)	50.00
Outstanding vested and deferred as of December 31, 2025	133,179	$11.76
The Company recognized $0.7 million of expense in both 2025 and 2024 and $0.6 million of expense in 2023 related to these awards.
DSUs. DSUs are primarily granted to our non-employee directors in lieu of cash retainers and vest immediately upon grant. All whole DSUs will be settled in shares of our common stock after the Director's termination of service on the Board of Directors and any fractional shares will be settled in cash. The following table summarizes DSU activity during 2025:

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2024	53,151	$39.51
Granted	49,564	11.14
Distributed	(3,347)	15.84
Outstanding vested and deferred as of December 31, 2025	99,368	$26.16
During 2025, 2024 and 2023, we recognized stock-based compensation expense of $0.6 million, $0.3 million and $0.6 million, respectively, relating to DSU awards. The total fair value of DSU awards vested was $0.6 million in 2025, $0.3 million in 2024 and $0.5 million in 2023.
All share and per share data in the discussion above for all periods presented reflect the 1-for-10 reverse stock split, which became effective on August 29, 2025. See Note 1, “Business and Summary of Significant Accounting Policies” for further information.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(4)     Segment Reporting

Our Industrial Materials segment, our only operating and reportable segment, manufactures high-quality graphite electrodes essential to the production of EAF steel and other ferrous and non-ferrous metals. Petroleum needle coke, a crystalline form of carbon derived from decant oil, is a key raw material used in the production of graphite electrodes. We utilize the majority of the needle coke that we produce internally to manufacture our graphite electrodes and as a result approximately 91% of our revenues from external customers are derived from the sale of graphite electrodes. For the year ended December 31, 2025, one customer accounted for approximately 11% of the Company’s consolidated net sales. No single customer accounted for 10% or more of the Company's net sales in 2024 or 2023.

The accounting policies of our Industrial Materials segment are the same as those described in Note 1, “Business and Summary of Significant Accounting Policies.” Our chief operating decision maker is our chief executive officer. The chief operating decision maker assesses performance for our Industrial Materials segment and decides how to allocate resources based on net loss, which is also reported on the Consolidated Statements of Operations and Comprehensive Loss as consolidated net loss. The measure of segment assets is reported on the Consolidated Balance Sheets as total consolidated assets.
The chief operating decision maker uses net loss to evaluate growth trends, establish budgets, assess operational efficiencies and evaluate our overall financial performance.
The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2025, 2024 and 2023:

(in thousands)	2025	2024	2023
Net sales	$504,134	$538,782	$620,500
Cash cost of goods sold(1)	415,760	442,699	507,233
Other segment expenses	85,736	91,058	64,624
Lower of cost or market inventory valuation adjustment	18,315	24,878	12,431
Research and development	6,475	5,706	5,520
Selling and administrative expenses	54,914	46,510	74,012
Rationalization expenses	—	3,156	—
Goodwill impairment charges	—	—	171,117
Other (income) expense, net	(4,049)	(1,569)	4,679
Interest expense	104,057	85,313	58,087
Interest income	(6,632)	(5,701)	(3,439)
Income tax expense (benefit)	49,393	(22,103)	(18,514)
Net loss	$(219,835)	$(131,165)	$(255,250)

(1)     Cash cost of goods sold is defined as cost of goods sold less depreciation and amortization and less cost of goods sold associated with the portion of our sales that consist of deliveries of by-products of the manufacturing processes, and is the significant expense the chief operating decision maker uses to evaluate segment expenses.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize information as to the Company's operations in different geographic areas:

(in thousands)	2025	2024	2023
Net sales:
United States	$206,190	$171,192	$206,263
Americas (excluding the United States)	67,138	95,513	100,364
Asia Pacific	31,923	57,581	66,214
Europe, Middle East, Africa	198,883	214,496	247,659
Total	$504,134	$538,782	$620,500

	December 31,
(in thousands)	2025	2024
Long-lived assets (a):
United States	$167,371	$182,087
Mexico	104,215	109,020
Brazil	3,737	3,451
France	94,393	84,059
Spain	119,918	103,734
Other countries	296	348
Total	$489,930	$482,699
(a)Long-lived assets represent fixed assets, net of accumulated depreciation.
(5)    Debt and Liquidity
The following table presents our long-term debt:

(in thousands)	December 31, 2025	December 31, 2024
Initial First Lien Term Loans due 2029	$175,000	$175,000
Existing 4.625% Senior Notes due 2028	1,755	1,755
New 4.625% Second Lien Notes due 2029	498,245	498,245
Existing 9.875% Senior Notes due 2028	3,833	3,833
New 9.875% Second Lien Notes due 2029	446,167	446,167
Unamortized debt discount and issuance costs	(30,294)	(38,085)
Total long-term debt	$1,094,706	$1,086,915
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
The New Notes Indentures contain certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, to incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, incur or suffer to exist liens securing indebtedness, make certain investments, engage in certain transactions with affiliates, consummate certain asset sales and effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets. Pursuant to the New Notes Indentures, if our pro forma consolidated total net leverage ratio is no greater than 2.50 to 1.00, we can make restricted payments so long as no default or event of default has occurred and is continuing. If our pro forma consolidated total net leverage ratio is greater than 2.50 to 1.00, we can make restricted payments pursuant to certain baskets. We were in compliance with all of our debt covenants in the New Notes Indentures as of December 31, 2025 and 2024.
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
The Existing 4.625% Notes Indenture contains certain events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Finance, all outstanding Existing 4.625% Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding Existing 4.625% Notes may declare all of the Existing 4.625% Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of December 31, 2025 and 2024.
Following the Exchange Offer, approximately $1.8 million aggregate principal amount of Existing 4.625% Notes remain outstanding.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
The Existing 9.875% Notes Indenture contains certain events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Global, all outstanding Existing 9.875% Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding Existing 9.875% Notes may declare all of the Existing 9.875% Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of December 31, 2025 and 2024.
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
2018 Term Loan and 2018 Revolving Credit Facility

In February 2018, the Company entered into a credit agreement (as amended, the “2018 Credit Agreement”), which provided for (i) a $2,250 million senior secured term facility (the “2018 Term Loan Facility”) after giving effect to the June 2018 amendment (the “First Amendment”) that increased the aggregate principal amount of the 2018 Term Loan Facility from $1,500 million to $2,250 million and (ii) a $330 million senior secured revolving credit facility after giving effect to the May 2022 amendment that increased the revolving commitments under the 2018 Credit Agreement by $80 million from $250 million (the “2018 Revolving Credit Facility”). GrafTech Finance Inc. (“GrafTech Finance”) was the sole borrower under the 2018 Term Loan Facility while GrafTech Finance, GrafTech Switzerland SA (“Swissco”) and GrafTech Luxembourg II S.à.r.l. (“Luxembourg Holdco” and, together with GrafTech Finance and Swissco, the “Co-Borrowers”) were co-borrowers under the 2018 Revolving Credit Facility. In December 2024, the 2018 Credit Agreement was further amended to provide for a $225 million senior secured first lien revolving credit facility, reducing the revolving commitments under the 2018 Credit Agreement by $105 million. On June 26, 2023, GrafTech repaid the term loans under the 2018 Term Loan Facility with proceeds from the Existing 9.875% Notes issuance. As of December 31, 2025, there are no outstanding term loans under the 2018 Term Loan Facility.

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
The 2018 Revolving Credit Facility matures on November 30, 2028, subject to a springing maturity date 91 days prior to the maturity date of certain other reference indebtedness. As of December 31, 2025 and 2024, the availability under our 2018 Revolving Credit Facility was $101.6 million and $108.0 million, respectively. As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenant thereunder, our operating performance as of December 31, 2025 and 2024 resulted in our inability to access the full amount of commitments under the facility. As of December 31, 2025 and 2024, there were no borrowings outstanding on the 2018 Revolving Credit Facility and there was $13.8 million and $7.4 million of letters of credit drawn against the 2018 Revolving Credit Facility as of each date, respectively.
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
The 2018 Revolving Credit Facility has customary negative covenants and events of default and is required to be prepaid in the case of certain mandatory prepayments of the First Lien Term Loans. The 2018 Revolving Credit Facility also includes a financial covenant requiring that the Company have a Senior Secured First Lien Net Leverage Ratio of no more than 4.00 to 1.00, tested quarterly, to the extent outstanding revolving loans and letters of credit (subject to certain exclusions) exceed 51.3%

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
of the amount of commitments then-existing under the 2018 Revolving Credit Facility. We were in compliance with all of our debt covenants as of December 31, 2025 and 2024.
Maturities on long-term debt instruments as of December 31, 2025 are as follows:

(in thousands)
2026	$—
2027	—
2028	5,588
2029	1,119,412
Total	$1,125,000

(6)    Intangible Assets and Goodwill
Intangible Assets
The following table summarizes intangible assets with determinable useful lives by major category which are included in "Other assets" on our Consolidated Balance Sheets:

	December 31, 2025			December 31, 2024
(in thousands)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trade names	$22,500	$(18,986)	$3,514	$22,500	$(18,226)	$4,274
Technology	55,300	(50,969)	4,331	55,300	(48,613)	6,687
Customer relationships	64,500	(45,295)	19,205	64,500	(41,063)	23,437
	$142,300	$(115,250)	$27,050	$142,300	$(107,902)	$34,398

Amortization expense of intangible assets was $7.3 million, $8.0 million and $9.2 million in 2025, 2024 and 2023, respectively. Estimated annual amortization expense for the next five years will approximate $6.7 million in 2026, $6.1 million in 2027, $5.5 million in 2028, $4.9 million in 2029 and $2.9 million in 2030.

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
The testing determined that the fair value of the Graphite Electrode reporting unit was less than its carrying amount by more than the amount of goodwill. As a result, we recorded a full impairment charge of $171.1 million, which was recorded in Goodwill impairment charges in the Consolidated Statements of Operations. The goodwill impairment was caused primarily by reduced sales of graphite electrodes due to softening demand and the deterioration of the electrode spot pricing.

(7)     Interest Expense
The components of interest expense are as follows:

(in thousands)	2025	2024	2023
Interest incurred on debt	$89,974	$68,971	$56,219
Accretion of original issue discount	5,053	2,163	2,524
Amortization of debt issuance costs	2,738	3,193	4,631
Debt modification costs	6,292	18,370	—
Amortization of interest rate swap deferred gains	—	(7,384)	(5,480)
Unrealized loss on termination of de-designated interest rate swap	—	—	7,111
Realized gain on termination of de-designated interest rate swap	—	—	(6,918)
Total interest expense	$104,057	$85,313	$58,087

The financing transactions entered in 2024 (described in further detail in Note 5, “Debt and Liquidity”) were accounted for as a modification of the existing debt under ASC 470-50, Debt—Modifications and Extinguishments.
As a result, in 2024, the Company incurred $37.3 million of fees and expenses directly attributable to the modification. Of these costs, $18.4 million related to third-party costs was expensed as incurred and is included in Interest expense on the Consolidated Statements of Operations and $18.9 million related to lender fees was capitalized as debt issuance costs and is being amortized over the remaining term of the related debt.
The Company incurred $6.3 million of fees and expenses related to post-closure costs attributable to the modification, which were expensed as incurred in 2025.
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
into AOCL for the designated swap were amortized into interest expense through August 2024, consistent with the term of the discontinued cash-flow hedging relationship.
The Existing 9.875% Notes and the New 9.875% Notes carry fixed interest rates of 9.875%. The Existing 4.625% Notes and the New 4.625% Notes carry fixed interest rates of 4.625%. The Initial First Lien Term Loan had an effective interest rate of 9.86% as of December 31, 2025. The Company pays a ticking fee associated with the undrawn Delayed Draw Commitments in an amount equal to 3.75% per annum.
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
The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis (in thousands):

December 31, 2025	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency derivatives	$217	$—	$217	$—
Total assets at fair value	$217	$—	$217	$—
Liabilities:
Foreign currency derivatives	$26	$—	$26	$—
Total liabilities at fair value	$26	$—	$26	$—

December 31, 2024	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency derivatives	$296	$—	$296	$—
Total assets at fair value	$296	$—	$296	$—
Liabilities:
Foreign currency derivatives	$248	$—	$248	$—
Total liabilities at fair value	$248	$—	$248	$—
The carrying amounts and fair values of financial instruments, other than cash and cash equivalents, short-term notes and accounts receivable, accounts payable and other current payables, are shown in the table above. The carrying value of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term nature of these instruments.
The fair value of our debt as of December 31, 2025 and 2024 was $946.6 million and $905.8 million, respectively. The fair values were determined using Level 1 quoted market prices for the same or similar debt instruments.
Additional fair value information related to our pension funds' assets can be found in Note 11, “Retirement Plans and Post-Employment Benefits.”
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
Commodity derivative contracts
From time to time, we enter into commodity derivative contracts for refined oil products. These contracts are entered into to protect against the risk that eventual cash flows related to these products will be adversely affected by future changes in prices. The unrealized gains or losses related to commodity derivative contracts designated as cash flow hedges are recorded in AOCL and subsequently, when realized, are reclassified to the Consolidated Statement of Operations when the hedged item impacts earnings, which is when the finished product is sold. There were no commodity derivative contracts outstanding as of December 31, 2025.
Interest rate swap contracts
We have utilized interest rate swaps in the past to limit exposure to market fluctuations on variable-rate debt. For each derivative agreement that is designated as a cash flow hedge, the unrealized gain or loss is recorded in AOCL and, when realized, is recorded in interest expense. Upon discontinuance of a designated cash flow hedging relationship, when interest payments are still probable of occurring, the fair value at the date of discontinuance is deferred into AOCL and amortized into interest expense based upon the term of the cash flow hedging relationship. There were no interest rate swaps outstanding as of December 31, 2025.
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
The notional amounts of our outstanding derivative instruments as of December 31, 2025 and 2024 were as follows:

(in thousands)	December 31, 2025	December 31, 2024
	Notional Amount	Notional Amount
Derivative instruments not designated as hedges:
Foreign currency derivatives	$35,498	$11,918
As of December 31, 2025, net realized pre-tax gains of $0.1 million related to our foreign currency derivatives were reported in AOCL and will be released to earnings within the next 12 months. No ineffectiveness expense was recorded in 2025, 2024 or 2023.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The realized losses (gains) on cash flow hedges are recognized in the Statements of Operations when the hedged item impacts earnings and are as follows for the years ended December 31, 2025, 2024 and 2023:

		Amount of (Gain)/Loss Recognized
(in thousands)	Location of Realized (Gain)/Loss Recognized in the Consolidated Statement of Operations	2025	2024	2023
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Cost of goods sold	$(241)	$121	$5,541
Commodity derivative contracts	Cost of goods sold	—	(2,462)	(15,089)
Interest rate swaps	Interest expense	—	(7,384)	(10,617)
Pre-tax gains and losses on non-designated derivatives recognized in earnings are as follows:

		Amount of (Gain)/Loss Recognized
(in thousands)	Location of Realized (Gain)/Loss Recognized in the Consolidated Statement of Operations	2025	2024	2023
Derivatives not designated as hedges:
Foreign currency derivatives	Cost of goods sold	$(1,139)	$492	$(314)
Interest rate swaps	Interest expense	—	—	(2,957)
The following table summarizes the fair value of our outstanding derivatives not designated as hedges (on a gross basis) and balance sheet classification as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
(in thousands)	Fair Value	Fair Value
Prepaid and other current assets
Foreign currency derivatives	$217	$296

Other accrued liabilities
Foreign currency derivatives	(26)	(248)

Net asset	$191	$48

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(9)Supplementary Balance Sheet Detail

The following tables present supplementary balance sheet details:

(in thousands)	December 31, 2025	December 31, 2024
Inventories:
Raw materials and supplies	$76,115	$78,386
Work in process	116,933	122,590
Finished goods	31,644	30,265
	$224,692	$231,241
Prepaid expenses and other current assets:
Prepaid expenses	$7,347	$11,258
Value-added tax and other indirect taxes receivable	17,991	21,922
Spare parts inventory	15,840	14,189
Other current assets	7,002	8,363
	$48,180	$55,732
Property, plant and equipment:
Land and improvements	$52,227	$49,212
Buildings	92,657	85,871
Machinery and equipment and other	788,912	731,783
Construction in progress	53,150	43,381
	$986,946	$910,247
Other accrued liabilities:
Payrolls (including incentive programs)	$12,615	$9,979
Employee benefits	6,760	6,074
Deferred revenue	—	11,223
Other	33,752	28,156
	$53,127	$55,432
Other long-term obligations:
Post-employment benefits	$10,663	$10,969
Pension and related benefits	18,920	21,919
Other	10,805	15,671
	$40,388	$48,559

The following table presents an analysis of the allowance for doubtful accounts for the years ended December 31:

(in thousands)	2025	2024	2023
Balance at beginning of year	$7,114	$7,708	$8,019
Write-offs	(4,959)	—	—
Charge (credit) to income	932	(660)	(439)
Translation adjustment/other	184	66	128
Balance at end of year	$3,271	$7,114	$7,708
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
making payment on the terms originally negotiated with its supplier, regardless of whether the supplier elects to receive early payment.
SFP obligations are included in accounts payable on the Consolidated Balance Sheets and upon settlement, are reflected as cash flow from operating activities in the Consolidated Statements of Cash Flows. See below for a rollforward of our SFP obligations.

(in thousands)
Confirmed obligations outstanding as of December 31, 2023	$4,636
Invoices confirmed during the year	17,821
Confirmed invoices paid during the year	(16,871)
Confirmed obligations outstanding as of December 31, 2024	$5,586
Invoices confirmed during the year	20,897
Confirmed invoices paid during the year	(22,449)
Translation	(155)
Confirmed obligations outstanding as of December 31, 2025	$3,879

(10)Leases
The Company leases certain transportation and mobile manufacturing equipment such as railcars and forklifts, as well as real estate.
The components of lease expense are as follows:

(in thousands)	2025	2024	2023
Operating lease cost	$3,387	$3,966	$4,896

Finance lease cost:
Amortization of lease assets	120	91	39
Interest on lease liabilities	28	27	13
Short-term lease cost	104	130	123
Variable lease cost	976	335	743
Total lease cost	$4,615	$4,549	$5,814

Supplemental cash-flow and other information related to leases is as follows:

(in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows - payments on operating leases	$(2,115)	$(2,815)	$(3,919)
Operating cash outflows - interest payments on finance leases	(28)	(27)	(13)
Financing cash outflows - payments on finance lease obligations	(111)	(82)	(36)
Right-of-use assets obtained in exchange for operating lease obligations	—	4,775	2,621
Right-of-use assets obtained in exchange for finance lease obligations	86	130	291

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Supplemental balance sheet information related to leases is as follows:

		December 31,
(dollars in thousands)		2025	2024
	Location
Operating Leases
Operating lease right-of-use assets	Other assets	$4,392	$6,261

Current operating lease liabilities	Other accrued liabilities	1,719	2,050
Non-current operating lease liabilities	Other long-term obligations	2,697	4,077
Total operating lease liabilities		$4,416	$6,127

Finance Leases
Property, plant and equipment	Property, plant and equipment	$591	$484
Accumulated depreciation	Accumulated depreciation	250	130
Finance lease assets, net		$341	$354
Other liabilities and accrued items	Other liabilities and accrued items	$143	$119
Finance lease liabilities	Other long-term obligations	217	248
Total principal payable on finance leases		$360	$367

Weighted-Average Remaining Lease Term
Operating leases		5.6 years	5.1 years
Finance leases		3.1 years	3.6 years

Weighted-Average Discount Rate
Operating leases		6.77%	6.46%
Finance leases		7.31%	7.55%

As of December 31, 2025, future minimum lease payments under noncancellable operating leases were as follows:

(in thousands)	Finance Leases	Operating Leases
2026	145	1,816
2027	107	806
2028	88	509
2029	36	485
2030	8	461
2031 and thereafter	—	1,409
Total lease payments	$384	$5,486
Less: Imputed interest	(24)	(1,070)
Present value of lease payments	$360	$4,416
As of December 31, 2025, the Company has not entered into any material lease commitments that have yet to commence.
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
In 2025, GrafTech offered a limited-time and amount, voluntary lump sum distribution (“2025 Voluntary Lump Sum”). Total lump sums under the 2025 Voluntary Lump Sum were not to exceed $24.0 million. Lump sum payments were distributed in December 2025 and resulted in a $0.8 million settlement gain.
Pension coverage for employees of foreign subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees, under insurance policies or by book reserves.
The components of our net pension cost related to our defined benefit pension plans are set forth in the following table:

(in thousands)	2025		2024		2023
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$1,221	$982	$960	$942	$1,483	$1,053
Interest cost	4,587	495	4,409	617	4,722	870
Expected return on assets	(4,346)	(1,283)	(4,729)	(1,358)	(4,353)	(1,145)
Settlement gain	(820)	—	—	—	—	—
Mark-to-market (gain) loss	(970)	(1,405)	(1,370)	2,423	(2,513)	4,395
Net periodic benefit (credit) cost	$(328)	$(1,211)	$(730)	$2,624	$(661)	$5,173

The mark-to-market gain in 2025 was primarily due to favorable asset returns in the United States and favorable changes in the discount rate in Switzerland, partially offset by unfavorable changes in the discount rate in other countries. The mark-to-market loss in 2024 was primarily due to a decrease in the discount rate for our foreign plans, as well as unfavorable asset returns compared to expectations in both the foreign and U.S. plans, partially offset by increase in U.S. discount rates. The reconciliation of the beginning and ending balances of our pension plans’ benefit obligations, fair value of assets, and funded status at December 31, 2025 and 2024 are shown below.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	December 31, 2025		December 31, 2024
	U.S.	Foreign	U.S.	Foreign
Changes in Benefit Obligation:
Net benefit obligation at beginning of period	$89,455	$34,045	$97,322	$37,481
Service cost	1,221	982	960	942
Interest cost	4,587	495	4,409	617
Participant contributions	—	446	—	435
Plan settlements	(23,506)	—	—	(3,267)
Foreign currency exchange changes	—	4,930	—	(2,748)
Actuarial loss (gain)	857	(1,555)	(3,550)	1,676
Benefits paid	(10,584)	(235)	(9,686)	(1,091)
Net benefit obligation at end of period	$62,030	$39,108	$89,455	$34,045
Changes in Plan Assets:
Fair value of plan assets at beginning of period	$75,953	$25,342	$78,396	$29,981
Actual return on plan assets	6,993	1,133	2,549	611
Foreign currency exchange rate changes	—	3,735	—	(2,172)
Plan settlements	(23,506)	—	—	(3,267)
Employer contributions	1,525	646	4,385	760
Participant contributions	—	446	—	435
Benefits paid	(10,287)	(125)	(9,377)	(1,006)
Fair value of plan assets at end of period	$50,678	$31,177	$75,953	$25,342
Funded status (underfunded):	$(11,352)	$(7,931)	$(13,502)	$(8,703)
Amounts recognized in the statement of financial position:
Other accrued liabilities	$(261)	$(102)	$(286)	$—
Other long-term obligations	(11,091)	(7,829)	(13,216)	(8,703)
Net amount recognized	$(11,352)	$(7,931)	$(13,502)	$(8,703)
The accumulated benefit obligation for all defined benefit pension plans was $99.4 million and $121.8 million as of December 31, 2025 and 2024, respectively.
Plan Assets
The accounting guidance on fair value measurements specifies a hierarchy based on the observability of inputs used in valuation techniques (Level 1, 2 and 3). See Note 8, “Fair Value Measurements and Derivative Instruments" for a discussion of the fair value hierarchy.
The following describes the methods and significant assumptions used to estimate the fair value of the investments:
•Cash and cash equivalents – Valued at cost. Cash equivalents are valued at net asset value as provided by the administrator of the fund.
•Equity securities – Valued using the closing price reported on the active market on which the individual securities are traded.
•Fixed income securities – Valued using both market observable inputs for similar assets that are traded on an active market and the closing price on the active market on which the individual securities are traded.
•Other - Primarily a tactical, multi-asset “fund of funds” that allocates across various asset classes rather than being strictly limited to equity or fixed income.
•Foreign government bonds – Valued by the trustees using various pricing services of financial institutions.
•Fixed insurance contracts – Valued at the present value of the guaranteed payment streams.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
•Collective trusts – Valued at the net asset value provided by the administrator of the fund (the practical expedient). The net asset value is primarily based on quoted market prices of the underlying securities for which quoted market prices of the underlying securities of the funds. Some of the underlying investments include securities for which quoted market prices are not available and are valued using data obtained by the trustee from the best available source or market value. This method may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although we believe its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The fair value of other plan assets by category is summarized below:

(in thousands)	December 31, 2025
	Level 1	Level 2	Level 3	Total
U.S. Plan Assets
Cash and cash equivalents	$1,242	$—	$—	$1,242
Equity securities	10,537	—	—	10,537
Fixed income securities	12,257	11,581	—	23,838
Other	3,397	—	—	3,397
International Plan Assets
Foreign government bonds	—	680	—	680
Fixed insurance contracts	—	—	30,497	30,497
Total international plan assets	$—	$680	$30,497	$31,177
U.S. Plan - Investments measured at net asset value				$11,664
Total	$27,433	$12,261	$30,497	$81,855

	December 31, 2024
	Level 1	Level 2	Level 3	Total
U.S. Plan Assets
Cash and cash equivalents	$696	$—	$—	$696
International Plan Assets
Foreign government bonds	—	700	—	700
Fixed insurance contracts	—	—	24,642	24,642
Total international plan assets	$—	$700	$24,642	$25,342
U.S. Plan - Investments measured at net asset value				$75,257
Total	$696	$700	$24,642	$101,295
The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy for international plan pension assets for the years ended December 31, 2025 and 2024:

(in thousands)	Fixed Insurance Contracts
Balance at December 31, 2023	$29,020
Gain / contributions / currency impact	(4,241)
Distributions	(137)
Balance at December 31, 2024	24,642
Gain / contributions / currency impact	6,027
Distributions	(172)
Balance at December 31, 2025	$30,497

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
We annually re-evaluate assumptions and estimates used in projecting pension assets, liabilities and expenses. These assumptions and estimates may affect the carrying value of pension assets, liabilities and expenses in our Consolidated Financial Statements. Assumptions used to determine net pension costs and projected benefit obligations are:

Pension Benefit Obligations Key Assumptions
	2025	2024
Weighted average assumptions to determine benefit obligations:
Discount rate	3.80%	4.29%
Rate of compensation increase	1.46%	1.69%

Pension Cost Key Assumptions
Weighted average assumptions to determine net cost:
Discount rate	4.29%	3.93%
Expected return on plan assets	5.67%	5.88%
Rate of compensation increase	1.69%	1.70%
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
Plan Assets. The following table presents our retirement plan weighted average asset allocations at December 31, 2025, by asset category:

	Percentage of Plan Assets
	U.S.	Foreign
Equity securities	20%	—%
Fixed income, debt securities, or cash	80%	100%
Total	100%	100%

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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information for our pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2025 and 2024 follows:

(in thousands)	2025		2024
	U.S.	Foreign	U.S.	Foreign
Accumulated benefit obligation	$62,030	$37,375	$89,455	$32,311
Fair value of plan assets	50,678	31,177	75,953	25,342

Information for our pension plans with a projected benefit obligation in excess of plan assets at December 31, 2025 and 2024 follows:

(in thousands)	2025		2024
	U.S.	Foreign	U.S.	Foreign
Projected benefit obligation	$62,030	$39,108	$89,455	$34,045
Fair value of plan assets	50,678	31,177	75,953	25,342

Following is our projected future pension plan cash flow by year:

(in thousands)	U.S.	Foreign
Expected contributions in 2026:
Expected employer contributions	$3,181	$846
Expected employee contributions	—	—
Estimated future benefit payments:
2026	$6,777	$1,677
2027	6,532	2,476
2028	6,290	1,800
2029	6,034	1,577
2030	5,776	3,265
Next five years	24,576	11,749
Post-Employment Benefit Plans
We have legacy post-employment medical coverage and life insurance benefits for eligible retired employees in the United States and in certain foreign jurisdictions. Effective December 31, 2005, all U.S. post-employment medical coverage plans were frozen.
The post-employment benefit plans are un-funded and our periodic contributions correspond to the amount of benefits paid in the period. Our funding contributions were $1.5 million and $1.4 million in 2025 and 2024, respectively.
The estimated liability for post-employment benefit plans was $12.1 million and $12.5 million as of December 31, 2025 and 2024, respectively. The Company recognized expense of $0.3 million, $0.5 million and $2.0 million in 2025, 2024 and 2023, respectively, in the Consolidated Statement of Operations for post-employment benefits. Included in post-employment benefit expense are mark-to-market gains of $0.5 million and $0.4 million in 2025 and 2024, respectively, compared to mark-to-market losses of $1.1 million in 2023.
Savings Plan
Our employee savings plan provides eligible employees the opportunity for long-term savings and investment. The plan allows employees to contribute up to 5% of pay as a basic contribution and an additional 45% of pay as supplemental contribution. The Company's contributions to our savings plan were $1.4 million, $1.6 million and $3.0 million in 2025, 2024 and 2023, respectively.

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
Brazil Clause IV
Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, which amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees’ appeal in favor of GrafTech Brazil. The employees filed a further appeal and on September 12, 2022, we filed our response in opposition. We intend to vigorously defend our position. As of December 31, 2025, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
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
In the second quarter of 2025, we recorded a full valuation allowance against our U.S. deferred tax assets as it is more likely than not that we will not be able to utilize U.S. deferred tax assets. These deferred taxes include the remaining pre-IPO tax assets covered by the Tax Receivable Agreement for which the related foreign tax credits are more likely than not to expire prior to being utilized. As a result, the remaining $3.8 million Tax Receivable Agreement liability was written off to Other expense (income), net in the second quarter of 2025 in the Consolidated Statements of Operations.
As of December 31, 2024, the total Tax Receivable Agreement liability was $5.8 million, of which $2.0 million was classified as a current liability in Tax Receivable Agreement on the Consolidated Balance Sheets and $3.8 million was classified as a long-term liability in Tax Receivable Agreement long-term on the Consolidated Balance Sheets.
Brazil Income Tax Audit
On October 23, 2024, GrafTech Brasil Participações Ltda. received an income tax assessment notice from the Brazilian Internal Revenue Service (“IRS”) totaling approximately $32.4 million including approximately $19.2 million of interest and penalties, resulting from an audit carried out between 2023 and 2024, related to the period from 2019 to 2020. In this assessment, two issues were raised by the tax auditor. The first item disallowed the investment tax incentive (75% reduction of income tax), under the allegation that the Company did not have a negative tax debt certificate. The second disallowed the use of the VAT benefit (called Desenvolve) to increase the investment tax incentive. On October 3, 2025, GrafTech Brazil received a summons

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
to acknowledge the decision issued by the Regional Judgment Office, which fully upheld the assessment issued against GrafTech Brazil, without any reductions. The Company believes that the IRS assessment and decision by the Regional Judgment Office is incorrect and does not believe that it is probable that it will incur a loss related to these matters. The Company intends to vigorously defend its position regarding both items and plans to appeal the Regional Judgment Office’s decision within the time prescribed.

(13)Income Taxes
Loss before income taxes was derived from the following sources:

(in thousands)	2025	2024	2023
U.S.	$(88,252)	$(79,339)	$(111,821)
Foreign	(82,190)	(73,929)	(161,943)
Loss before income taxes	$(170,442)	$(153,268)	$(273,764)

Income tax expense (benefit) consisted of the following:

(in thousands)	2025	2024	2023
Current
Federal	$—	$—	$(1,268)
State and local	273	153	1,139
Foreign	6,328	5,378	9,738
Total current tax expense	6,601	5,531	9,609
Deferred
Federal	29,571	(17,535)	(12,200)
State and local	5,203	(395)	(443)
Foreign	8,018	(9,704)	(15,480)
Total deferred tax expense (benefit)	42,792	(27,634)	(28,123)
Income tax expense (benefit)	$49,393	$(22,103)	$(18,514)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

With the adoption of ASU 2023-09, a reconciliation of income taxes for 2025 at the U.S. statutory rate to income tax expense follows:

(dollars in thousands)	2025
	Amount	%
Loss before income taxes	$(170,442)

U.S. federal tax at statutory rate	$(35,793)	21.0%
State and local income taxes, net of federal income tax effect
Change in valuation allowance	4,481	(2.7)%
Other	883	(0.5)%
Foreign tax effects:
Switzerland:
Statutory tax rate difference between U.S. and Switzerland	6,223	(3.7)%
Changes in valuation allowance	20,274	(11.9)%
Investment impairment in subsidiaries	(1,905)	1.1%
Other	50	—%
Other foreign jurisdictions	7,933	(4.6)%
Change in valuation allowance	47,232	(27.7)%
Other permanent items	15	—%
Effective tax rate	$49,393	(29.0)%
Prior to the adoption of ASU 2023-09, a reconciliation of income taxes for 2024 and 2023 at the U.S. statutory rate to income tax benefit follows:

(dollars in thousands)	2024	2023
U.S. federal tax at statutory rate	$(32,190)	$(57,490)
Impact of U.S. Tax Cuts and Jobs Act of 2017 - GILTI	195	1,041
Impact of Tax Receivable Agreement	(26)	91
Valuation allowance	10,396	(282)
State taxes, net of federal tax benefit	(10,054)	818
U.S. tax impact of foreign earnings (net of foreign tax credits)	587	311
Establishment/resolution of uncertain tax positions	—	(36)
Adjustment for foreign income taxed at different rates	11,476	16,666
Foreign tax credits	—	(2,534)
Impact of non-deductible goodwill impairment	—	24,570
Other	(2,487)	(1,669)
Income tax benefit	$(22,103)	$(18,514)

Net cash paid (refunds received) for income taxes consisted of the following:

(in thousands)	2025	2024	2023
U.S. Federal	$—	$(2,944)	$—
U.S. State and local	(384)	1,124	1,588
Foreign	6,539	6,730	41,738
Net cash paid for income taxes	$6,155	$4,910	$43,326

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net cash paid for income taxes exceeded 5% of total net income tax paid in the following jurisdictions:

(in thousands)	2025
Foreign
Brazil	$725
Germany	382
Italy	348
Mexico	2,277
Spain	1,589
Switzerland(1)	627
Other	590
(1) Includes Switzerland cantonal capital tax paid in lieu of income tax when losses occur.

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 are set forth in the following table:

(in thousands)	2025	2024
Deferred tax assets:
Post-employment and other employee benefits	$15,144	$15,240
Operating losses	50,976	39,908
Capital loss and foreign tax credit	14,690	14,245
Disallowed interest carryforward	43,079	27,529
Inventory adjustments	6,601	4,936
Long-term contract option amortization	781	845
Other	4,529	4,618
Total gross deferred tax assets	135,800	107,321
Less: valuation allowance	(92,200)	(19,308)
Total deferred tax assets	43,600	88,013
Deferred tax liabilities:
Fixed assets	$51,623	$50,247
Goodwill and acquired intangibles	7,364	6,676
Other	426	1,922
Total deferred tax liabilities	59,413	58,845
Net deferred tax (liability) asset	$(15,813)	$29,168

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

At the end of the second quarter of 2025, the Company’s cumulative losses in the U.S. and Switzerland in recent years, when assessed with other positive and negative evidence, represented sufficient negative evidence to require full valuation allowances on its U.S. and Switzerland previously realizable deferred tax assets. As of December 31, 2025, the Company’s U.S. and Switzerland operations had valuation allowances recorded of $69.9 million and $20.3 million, respectively.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Valuation allowance activity for 2025, 2024 and 2023 is as follows:

(in thousands)
Balance as of December 31, 2022	$9,269
Credited to income	(268)
Translation adjustment	(45)
Balance as of December 31, 2023	8,956
Charged to income	10,396
Translation adjustment	(44)
Balance as of December 31, 2024	19,308
Charged to income	72,812
Translation adjustment	80
Balance as of December 31, 2025	$92,200

The increase in the valuation allowance in 2025 was primarily attributable to the full valuation allowances on the U.S. and Switzerland deferred tax assets, in amount of $51.7 million and $20.3 million respectively. The increase in the valuation allowance in 2024 was primarily attributable to generating additional state net operating and capital losses during the year that we may not be able to utilize.

As of December 31, 2025, the Company had a total foreign tax credit carryforward of $4.9 million. These tax credit carryforwards begin to expire in 2027. In addition, the Company had state net operating and capital loss carryforwards of $332.0 million (net of federal benefit), which can be carried forward from five to 20 years. These state carryforwards resulted in a deferred tax asset of $20.9 million as of December 31, 2025. The Company also has U.S. state tax credits of $0.2 million as of December 31, 2025. The Company's U.S. interest limitations and federal loss carryforwards on a gross basis were $202.2 million and $13.3 million, respectively, as of December 31, 2025. These carryforwards do not expire. The Company’s foreign loss carryforwards on a gross basis were $218.8 million, primarily attributable to losses in Switzerland, which can be carried forward for seven years. Nevertheless, the Company recorded full valuation allowances against its deferred tax assets in the U.S. and Switzerland.

As of December 31, 2025 and 2024, the Company had no unrecognized tax benefits, and we do not expect there will be new unrecognized tax benefits within 12 months. No amounts of accrued interest or penalties have been recorded as of December 31, 2025 or 2024.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. All U.S. federal tax years prior to 2022 are generally closed by statute or have been audited and settled with the applicable domestic tax authorities. Other jurisdictions are generally closed for years prior to 2020.
As of December 31, 2025, the Company has accumulated undistributed earnings generated by its foreign subsidiaries of approximately $1.0 billion. Because $1.0 billion of such earnings have previously been subject to taxation by way of the transition tax on foreign earnings required by the Tax Cuts and Jobs Act of 2017, as well as the current and previous years’ GILTI inclusion, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of GrafTech's foreign investments would generally be limited to foreign withholding and state taxes. The Company intends, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.
(14)Stockholders' (Deficit) Equity
The following information should be read in conjunction with the Consolidated Statement of Stockholders’ (Deficit) Equity.
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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company did not repurchase any of its common stock in each of the last three years. The amount and timing of repurchases are subject to a variety of factors including liquidity, stock price, applicable legal requirements, other business objectives and market conditions.
As of December 31, 2025, approximately $99.0 million remained available for stock repurchases under this authorization.
Accumulated other comprehensive loss
The balance in our AOCL is set forth in the following table:

(in thousands)	December 31, 2025	December 31, 2024
Foreign currency translation adjustments, net of tax	$(8,996)	$(43,573)
Foreign currency derivatives, net of tax	24	214
Total AOCL	$(8,972)	$(43,359)
(15)    Loss per Share
All share and per share data in the table and discussion below for all periods presented reflect the 1-for-10 reverse stock split, which became effective on August 29, 2025. See Note 1, “Business and Summary of Significant Accounting Policies” for further information
The following table presents a reconciliation of the numerator and denominator of basic and diluted loss per share:

(dollars in thousands; except per share amounts)	2025	2024	2023
Numerator for basic and diluted loss per share:
Net loss	$(219,835)	$(131,165)	$(255,250)
Denominator:
Weighted average common shares outstanding for basic calculation	26,004,964	25,766,825	25,710,929
Weighted average common shares outstanding for diluted calculation	26,004,964	25,766,825	25,710,929
Basic loss per share	$(8.45)	$(5.09)	$(9.93)
Diluted loss per share	$(8.45)	$(5.09)	$(9.93)
Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is calculated by dividing net loss by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted loss per share calculation for the years ended December 31, 2025, 2024 and 2023 excludes the dilutive effect of approximately 61,774, 4,833 and 4,120 shares, respectively, primarily related to restricted stock units, as their inclusion would have been anti-dilutive due to the Company's net loss.
Additionally, the weighted average common shares outstanding for the diluted loss per share calculation excludes consideration of 384,675, 505,626 and 303,356 equivalent shares in 2025, 2024 and 2023, respectively, as their effect would have been anti-dilutive.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(16)     Other (Income) Expense, net
The following table presents the details of other (income) expense, net:

(in thousands)	2025	2024	2023
Non-service pension and other post-employment (income) expense	$(3,409)	$344	$3,771
Bank charges	811	783	757
Foreign currency remeasurement	2,254	(1,949)	710
Tax Receivable Agreement adjustment	(3,791)	124	249
Other	86	(871)	(808)
Total other (income) expense, net	$(4,049)	$(1,569)	$4,679

Non-service pension and other post-employment (income) expense includes the components of pension and post-employment costs other than service cost. Non-service pension and other post-employment (income) expense included a mark-to-market gain of $2.9 million in 2025, compared to mark to market losses of $0.7 million and $3.0 million in 2024 and 2023, respectively. See Note 11, “Retirement Plans and Post-Employment Benefits” for further discussion.

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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of December 31, 2025.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is presented elsewhere in this Annual Report.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.Other Information
Rule 10b5-1 Trading Arrangements
None of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act ) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended December 31, 2025.

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

The remaining information required by this Item is incorporated herein by reference from the sections entitled “Proposal 1 Elect Two Directors for a Three-Year Term or Until Their Successors are Elected and Qualified,” “Director Skills and Qualifications Criteria” and “Committees of the Board of Directors” in our Proxy Statement for the Annual Meeting of Stockholders expected to be held on or about May 7, 2026.

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
Item 11.    Executive Compensation
The information required by this item is incorporated by reference from the sections entitled “Compensation Discussion and Analysis,” “Compensation Tables and Related Information,” “CEO Pay Ratio,” “Director Compensation Program,” “2026 Director Compensation Table,” “Risk Oversight,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding security ownership of certain beneficial owners and management required by this item is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.
Equity Compensation Plan Information
The following table provides information about our common stock that may be issued under our Omnibus Equity Incentive Plan as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,144,589(1)	$118.08(2)	44,100
Equity compensation plans not approved by security holders	—	—	—
Total	1,144,589(1)	$118.08(2)	44,100
(1) This amount represents 167,150 shares of common stock subject to outstanding stock options, 484,311 shares of common stock subject to outstanding restricted stock units, 99,368 shares of stock subject to outstanding deferred share units, 260,581 shares of stock subject to outstanding performance shares units (assuming target level of performance), and 133,179 shares of stock subject to outstanding deferred restricted stock units.
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

(a) The following documents are filed as part of this Report:

(1)     Financial Statements

The following financial statements are set forth under Part II, Item 8 of this Annual Report:

•Report of Independent Registered Public Accounting Firm;
•Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024;
•Consolidated Statements of Operations and Comprehensive Loss for the fiscal years ended December 31, 2025, December 31, 2024 and December 31, 2023;
•Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2025, December 31, 2024 and December 31, 2023;

•Consolidated Statements of Stockholders’ (Deficit) Equity for the fiscal years ended December 31, 2025, December 31, 2024 and December 31, 2023; and
•Notes to the Consolidated Financial Statements.

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

3.3	Amended and Restated By‑Laws of GrafTech International Ltd. (incorporated herein by reference to Exhibit 3.1 to GrafTech International Ltd.’s Current Report on Form 8-K filed November 14, 2023).
4.1	Description of Securities (incorporated herein by reference to Exhibit 4.4 to GrafTech International Ltd.’s Annual Report on Form 10-K filed February 21, 2020).
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

10.2
First Amendment to the Credit Agreement, dated June 15, 2018, among GrafTech International Ltd., GrafTech Finance Inc., GrafTech Switzerland SA, GrafTech Luxembourg II S.À.R.L. each of the entities listed as an “Incremental Term Lender” on the signature pages thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and for purposes of Sections 5 and 6 thereof only, each of the entities listed as “Guarantor” on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to GrafTech International Ltd.’s Quarterly Report on Form 10‑Q filed August 3, 2018).

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

10.10
Second Amendment to the Credit Agreement, dated February 17, 2021, among GrafTech International Ltd., GrafTech Finance Inc., GrafTech Luxembourg II S.À.R.L., GrafTech Switzerland SA, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders and issuing banks party thereto (incorporated herein by reference to Exhibit 10.1 to GrafTech International Ltd.’s Current Report on Form 8-K filed February 19, 2021).

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

10.28+
GrafTech International Ltd. Short-Term Incentive Plan (Amended and Restated effective November 6, 2023) (incorporated herein by reference to Exhibit 10.43 to GrafTech International Ltd.’s Annual Report on Form 10-K filed February 14, 2024).

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

10.34
Cooperation Agreement, dated as of January 10, 2025, by and between GrafTech International Ltd. and Nilesh Undavia (incorporated herein by reference to Exhibit 10.1 to GrafTech International Ltd.’s Current Report on Form 8-K filed January 10, 2025).

19
GrafTech International Ltd. Insider Trading Policy, dated July 24, 2024 (incorporated herein by reference to Exhibit 19.1 to GrafTech International Ltd.’s Annual Report on Form 10-K filed February 14, 2025).

21	List of Subsidiaries of GrafTech International Ltd. (incorporated herein by reference to Exhibit 21.1 to GrafTech International Ltd.’s Annual Report on Form 10-K filed February 14, 2025).
23*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Timothy K. Flanagan, Chief Executive Officer and President (Principal Executive Officer).
31.2*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Rory O’Donnell, Chief Financial Officer and Senior Vice President (Principal Financial Officer).
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy K. Flanagan, Chief Executive Officer and President (Principal Executive Officer).
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Rory O’Donnell, Chief Financial Officer and Senior Vice President (Principal Financial Officer).
97
GrafTech International Ltd. Compensation Clawback Policy, effective October 2, 2023 (incorporated herein by reference to Exhibit 97 to GrafTech International Ltd.’s Annual Report on Form 10-K filed on February 14, 2024).

101	The following financial information from GrafTech International Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Stockholders’ (Deficit) Equity; and (v) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

GRAFTECH INTERNATIONAL LTD.

February 13, 2026	By:	/s/ Timothy K. Flanagan
Timothy K. Flanagan
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Timothy K. Flanagan	Chief Executive Officer and President and Director (Principal Executive Officer)	February 13, 2026
Timothy K. Flanagan
/s/ Rory O’Donnell	Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)	February 13, 2026
Rory O’Donnell
/s/ Henry R. Keizer	Chairman and Director	February 13, 2026
Henry R. Keizer
/s/ Debra Fine	Director	February 13, 2026
Debra Fine
/s/ Jean-Marc Germain	Director	February 13, 2026
Jean-Marc Germain
/s/ Eric V. Roegner	Director	February 13, 2026
Eric V. Roegner
/s/ Sachin Shivaram	Director	February 13, 2026
Sachin Shivaram