Form 10-Q
period 2026-03-31
GRAFTECH INTERNATIONAL LTD
filed 2026-05-01
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 24, 2026, 26,047,835 shares of common stock were outstanding.

Presentation of Financial, Market and Industry Data
We present our financial information on a consolidated basis. Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.
Certain market and industry data included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (this “Report”) has been obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications, government publications and third-party forecasts in conjunction with our assumptions about our market. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources have consented to the disclosure or use of data in this Report. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Cautionary Note Regarding Forward-Looking Statements” in this Report and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report on Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 13, 2026.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$120,244	$138,427
Accounts receivable, net of allowance for doubtful accounts of $4,216 as of March 31, 2026 and $3,271 as of December 31, 2025	79,912	73,235
Inventories	223,115	224,692
Prepaid and other current assets	42,926	48,180
Total current assets	466,197	484,534
Property, plant and equipment	985,093	986,946
Less: accumulated depreciation	507,044	497,016
Net property, plant and equipment	478,049	489,930
Deferred income taxes	9,437	9,318
Other assets	43,518	45,007
Total assets	$997,201	$1,028,789
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$68,709	$67,017
Accrued income and other taxes	8,914	8,047
Other accrued liabilities	40,955	48,363
Interest payable	21,507	4,764
Total current liabilities	140,085	128,191
Long-term debt	1,096,654	1,094,706
Other long-term obligations	39,848	40,388
Deferred income taxes	25,047	25,132
Commitments and contingencies - Note 8
Stockholders’ deficit:
Preferred stock, par value $0.01, 30,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01, 300,000,000 shares authorized, 26,047,835 and 25,820,110 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2,584	2,582
Additional paid-in capital	761,409	759,710
Accumulated other comprehensive loss	(12,000)	(8,972)
Accumulated deficit	(1,056,426)	(1,012,948)
Total stockholders’ deficit	(304,433)	(259,628)
Total liabilities and stockholders’ deficit	$997,201	$1,028,789
See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$125,101	$111,839
Cost of goods sold	134,833	110,765
Lower of cost or market inventory valuation adjustment	5,258	2,783
Gross loss	(14,990)	(1,709)
Research and development	1,443	1,879
Selling and administrative expenses	14,228	14,622
Operating loss	(30,661)	(18,210)

Other (income) expense, net	(12,048)	447
Interest expense	24,196	29,841
Interest income	(841)	(1,935)
Loss before income taxes	(41,968)	(46,563)
Income tax expense (benefit)	1,309	(7,212)
Net loss	$(43,277)	$(39,351)

Basic loss per common share:
Net loss per share(1)	$(1.66)	$(1.52)
Weighted average common shares outstanding(1)	26,089,860	25,837,005
Diluted loss per common share:
Net loss per share(1)	$(1.66)	$(1.52)
Weighted average common shares outstanding(1)	26,089,860	25,837,005

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Net loss	$(43,277)	$(39,351)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(2,622)	12,596
Foreign currency derivatives, net of tax	(406)	(50)
Other comprehensive (loss) income, net of tax	(3,028)	12,546
Comprehensive loss	$(46,305)	$(26,805)

See accompanying Notes to the Condensed Consolidated Financial Statements

(1) All share and per share data for all periods presented have been retroactively adjusted to reflect the 1-for-10 reverse stock split which became effective on August 29, 2025.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities:
Net loss	$(43,277)	$(39,351)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	15,048	13,783
Deferred income tax expense (benefit)	141	(7,310)
Non-cash stock-based compensation expense	1,839	580
Non-cash interest expense	1,948	1,948
Lower of cost or market inventory valuation adjustment	5,258	2,783
Gain on sale of assets	(12,279)	—
Changes in assets and liabilities:
Accounts receivable, net	(6,761)	5,396
Inventories	(3,244)	(23,371)
Prepaid and other current assets	4,629	(3,860)
Income taxes payable	(254)	(866)
Accounts payable and other accruals	5,530	103
Interest payable	16,743	16,935
Change in Tax Receivable Agreement	—	(2,022)
Other	(255)	3,066
Net cash used in operating activities	(14,934)	(32,186)
Cash flow from investing activities:
Capital expenditures	(12,145)	(10,281)
Proceeds from the sale of fixed assets	9,315	29
Net cash used in investing activities	(2,830)	(10,252)
Cash flow from financing activities:
Payments for taxes related to net share settlement of equity awards	(339)	(213)
Principal payments under finance lease obligations	(34)	(24)
Net cash used in financing activities	(373)	(237)
Net change in cash and cash equivalents	(18,137)	(42,675)
Effect of exchange rate changes on cash and cash equivalents	(46)	710
Cash and cash equivalents at beginning of period	138,427	256,248
Cash and cash equivalents at end of period	$120,244	$214,283

Net cash paid during the periods for:
Interest	$5,503	$5,593
Income taxes	$1,779	$1,683
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(6,861)	$(5,303)

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Dollars in thousands, except per share data) (Unaudited)
	Issued Shares of Common Stock(1)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2025	25,820,110	$2,582	$759,710	$(8,972)	$(1,012,948)	$(259,628)
Net loss	—	—	—	—	(43,277)	(43,277)
Other comprehensive loss	—	—	—	(3,028)	—	(3,028)
Stock-based compensation	276,359	2	1,837	—	—	1,839
Payments for taxes related to net share settlement of equity awards	(48,634)	—	(138)	—	(201)	(339)
Balance as of March 31, 2026	26,047,835	$2,584	$761,409	$(12,000)	$(1,056,426)	$(304,433)

Balance as of December 31, 2024	25,726,420	$2,572	$755,338	$(43,359)	$(793,453)	$(78,902)
Net loss	—	—	—	—	(39,351)	(39,351)
Other comprehensive income	—	—	—	12,546	—	12,546
Stock-based compensation	104,893	9	571	—	—	580
Payments for taxes related to net share settlement of equity awards	(19,955)	—	(565)	—	352	(213)
Balance as of March 31, 2025	25,811,358	$2,581	$755,344	$(30,813)	$(832,452)	$(105,340)

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
GrafTech International Ltd. (the “Company” or “GrafTech”) is a leading manufacturer of high-quality graphite electrode products essential to the production of electric arc furnace (“EAF”) steel and other ferrous and non-ferrous metals. References herein to “we,” “our,” or “us” refer collectively to the Company and its subsidiaries. The Company’s common stock is listed on the New York Stock Exchange “NYSE” under the symbol “EAF.”
The Company’s only reportable segment, Industrial Materials, is comprised of its two major product categories: graphite electrodes and petroleum needle coke products. Petroleum needle coke is our key raw material used in the production of graphite electrodes. The Company’s vision is to provide highly engineered graphite electrode products, services and solutions to EAF operators.
B. Basis of Presentation
The interim condensed consolidated financial statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The December 31, 2025 Consolidated Balance Sheet data included herein was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, but does not include all disclosures required by GAAP in audited financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the accompanying notes, contained in the Company’s Annual Report on Form 10-K.
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
C. New Accounting Standards
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Under this ASU, a public entity would be required to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. This ASU allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently assessing the impact of this ASU on its financial statements and disclosures, but does not expect it to be material.

(2)     Revenue from Contracts with Customers
Disaggregation of Revenue
The following table provides information about disaggregated revenue by type of product:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Graphite Electrodes	$108,239	$101,262
By-products and other	16,862	10,577
Total Revenues	$125,101	$111,839

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contract Balances
Substantially all of the Company’s receivables relate to contracts with customers. Accounts receivables are recorded when the right to consideration becomes unconditional. Payment terms on invoices range from 10 to 120 days depending on the customary business practices of the jurisdictions in which we do business.
We did not have any contract asset balances as of March 31, 2026 or December 31, 2025.
Deferred revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations.
We did not have any deferred revenue as of March 31, 2026 or December 31, 2025.
(3)         Segment Reporting

Our Industrial Materials segment, our only operating and reportable segment, manufactures high-quality graphite electrodes essential to the production of EAF steel and other ferrous and non-ferrous metals. Petroleum needle coke, a crystalline form of carbon derived from decant oil, is a key raw material used in the production of graphite electrodes. We utilize the majority of the needle coke that we produce internally to manufacture our graphite electrodes, and, as a result, approximately 90% of our revenues from external customers are derived from the sale of graphite electrodes.

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
The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Net sales	$125,101	$111,839
Cash cost of goods sold(1)	108,118	90,206
Other segment expenses	26,715	20,559
Lower of cost or market inventory valuation adjustment	5,258	2,783
Research and development	1,443	1,879
Selling and administrative expenses	14,228	14,622
Other (income) expense, net	(12,048)	447
Interest expense	24,196	29,841
Interest income	(841)	(1,935)
Income tax expense (benefit)	1,309	(7,212)
Net loss	$(43,277)	$(39,351)

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4)     Intangible Assets
The following table summarizes intangible assets with determinable useful lives by major category, which are included in “Other assets” on our Condensed Consolidated Balance Sheets:

	March 31, 2026			December 31, 2025
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$22,500	$(19,157)	$3,343	$22,500	$(18,986)	$3,514
Technology	55,300	(51,479)	3,821	55,300	(50,969)	4,331
Customer relationships	64,500	(46,348)	18,152	64,500	(45,295)	19,205
Total	$142,300	$(116,984)	$25,316	$142,300	$(115,250)	$27,050
Amortization expense for intangible assets was $1.7 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively. Amortization expense is expected to be approximately $5.0 million for the remainder of 2026, $6.1 million in 2027, $5.5 million in 2028, $4.9 million in 2029, $2.9 million in 2030 and $0.3 million in 2031.
(5)     Debt and Liquidity
The following table presents our long-term debt:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Initial First Lien Term Loans due 2029	175,000	175,000
Existing 4.625% Senior Notes due 2028	1,755	1,755
New 4.625% Second Lien Notes due 2029	498,245	498,245
Existing 9.875% Senior Notes due 2028	3,833	3,833
New 9.875% Second Lien Notes due 2029	446,167	446,167
Unamortized debt discount and issuance costs	(28,346)	(30,294)
Total long-term debt	$1,096,654	$1,094,706

The fair value of our debt was approximately $737.0 million and $946.6 million as of March 31, 2026 and December 31, 2025, respectively. The fair values were determined using Level 1 quoted market prices for the same or similar debt instruments.
Initial First Lien Term Loan Facility; Delayed Draw First Lien Term Loan Facility
As of March 31, 2026 and December 31, 2025, we did not have any borrowings under our Delayed Draw First Lien Term Loan Facility, with $100 million available as of the end of each period. This amount is available until July 23, 2026.
2018 Revolving Credit Facility
As of March 31, 2026 and December 31, 2025, the availability under our 2018 Revolving Credit Facility was $108.5 million and $101.6 million, respectively. As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenant thereunder, our operating performance as of March 31, 2026 and December 31, 2025 resulted in our inability to access the full amount of commitments under the facility. As of March 31, 2026 and December 31, 2025, there were no borrowings outstanding on the 2018 Revolving Credit Facility, and there was $7.0 million and $13.8 million, respectively, of letters of credit drawn against the 2018 Revolving Credit Facility.
We were in compliance with all of our debt covenants as of March 31, 2026 and December 31, 2025.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(6)     Inventories
Inventories are comprised of the following:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Inventories:
Raw materials and supplies	$71,049	$76,115
Work in process	119,867	116,933
Finished goods	32,199	31,644
Total	$223,115	$224,692
In the first quarter of 2026 and 2025, we recorded lower of cost or market (“LCM”) inventory valuation adjustments of $5.3 million and $2.8 million, respectively, in order to state our inventories at the lower of cost or market.
(7)     Interest Expense
The following table presents the components of interest expense:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Interest incurred on debt	$22,249	$22,532
Accretion of original issue discount	1,263	1,267
Amortization of debt issuance costs	684	681
Debt modification costs	—	5,361
Total interest expense	$24,196	$29,841
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
The Existing 9.875% Notes and the New 9.875% Notes carry fixed interest rates of 9.875%. The Existing 4.625% Notes and the New 4.625% Notes carry fixed interest rates of 4.625%. The Initial First Lien Term Loan had an effective interest rate of 9.67% as of March 31, 2026. The Company pays a ticking fee associated with the undrawn Delayed Draw Commitments in an amount equal to 3.75% per annum.
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Brazil Clause IV
Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, and such amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees’ appeal in favor of GrafTech Brazil. The employees filed a further appeal and on September 12, 2022, we filed our response in opposition. On March 19, 2026, the court granted the appeal filed by the employees to reject the statute of limitations defense argued by GrafTech Brazil and remanded the case to the 5th Panel with the written opinion pending publication. We intend to vigorously defend our position. As of March 31, 2026, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Brazil Income Tax Audit

On October 23, 2024, GrafTech Brasil Participações Ltda. received an income tax assessment notice from the Brazilian Internal Revenue Service (“IRS”) totaling approximately $31.2 million, including approximately $18.8 million of interest and penalties, resulting from an audit carried out between 2023 and 2024, related to the period from 2019 to 2020. In this assessment, two issues were raised by the tax auditor. The first item disallowed the investment tax incentive (75% reduction of income tax), under the allegation that the Company did not have a negative tax debt certificate. The second disallowed the use of the Value-Added Tax benefit (called Desenvolve) to increase the investment tax incentive. On October 3, 2025, GrafTech Brazil received a summons to acknowledge the decision issued by the Regional Judgment Office, which fully upheld the assessment issued against GrafTech Brazil, without any reductions.The Company believes that the IRS assessment and decision by the Regional Judgment Office is incorrect and does not believe that it is probable that it will incur a loss related to these matters. The Company intends to vigorously defend its position regarding both items and filed an appeal on the Regional Judgment Office’s decision in November 2025, which has been assigned to the 2nd Ordinary Panel of the 3rd Chamber of the 1st Section of Conselho Administrativo de Recursos Fiscais (Administrative Council of Tax Appeals).
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

The following table summarizes the income tax benefit:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Income tax expense (benefit)	$1,309	$(7,212)
Loss before income taxes	(41,968)	(46,563)
Effective tax rate (benefit)	3.1%	(15.5)%
The effective tax rate for the first quarter of 2026 was different than the U.S. statutory tax rate of 21% primarily due to no tax benefit being recorded on U.S. and Switzerland losses with a valuation allowance and the mix of foreign earnings.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The effective tax rate for the first quarter of 2025 was different from the U.S. statutory rate of 21% primarily due to the mix of U.S. and foreign earnings, tax incentives and provisions of the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”).
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. All U.S. federal tax years prior to 2022 are generally closed by statute or have been audited and settled with the applicable domestic tax authorities. Other jurisdictions are generally closed for years prior to 2020.
There were no material changes to our valuation allowances in the first quarter of 2026.
(10)     Fair Value Measurements and Derivative Instruments
In the normal course of business, we are exposed to certain risks related to fluctuations in currency exchange rates. We use various derivative financial instruments, primarily foreign currency derivatives as part of our overall strategy to manage risks from these market fluctuations.
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
In the first quarter of 2026, we entered into foreign currency derivatives with maturities of one month to 12 months in order to protect against the risk that cash flows associated with certain sales and purchases denominated in a currency other than the U.S. dollar will be adversely affected by future changes in foreign exchange rates. These derivatives are designated as cash flow hedges. The resulting unrealized gains or losses from these derivatives are recorded in Accumulated Other Comprehensive Loss (“AOCL”) and subsequently, when realized, are reclassified to net sales or cost of goods sold in the Condensed Consolidated Statements of Operations when the hedged exposures affect earnings.
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
The notional amounts of our outstanding derivative instruments as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
(Dollars in thousands)	Notional Amount	Notional Amount
Derivative instruments designated as hedges:
Foreign currency derivatives	$31,564	$—

Derivative instruments not designated as hedges:
Foreign currency derivatives	$32,914	$35,498
The fair value of our outstanding derivatives designated as hedges was a pre-tax unrealized loss of $0.4 million as of March 31, 2026, which was recorded in other accrued liabilities on the Condensed Consolidated Balance Sheets.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2026, net realized pre-tax losses of $0.4 million related to our foreign currency derivatives were reported in AOCL and will be released to earnings within the next 12 months. No ineffectiveness expense was recorded in the first quarter of 2026 or 2025.
The pre-tax realized gains on designated cash flow hedges are recognized in the Statements of Operations when the hedged item impacts earnings and were as follows for the periods ended March 31, 2026 and 2025:

		Amount of Loss (Gain) Recognized
	Location of Realized (Gain) Recognized in the Condensed Consolidated Statement of Operations	Three Months Ended March 31,
(Dollars in thousands)		2026	2025
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Cost of goods sold	$(11)	$(57)
Pretax gains on non-designated derivatives recognized in earnings were as follows:

		Amount of (Gain) Recognized
	Location of (Gain) Recognized in the Condensed Consolidated Statement of Operations	Three Months Ended March 31,
(Dollars in thousands)		2026	2025
Derivatives not designated as hedges:
Foreign currency derivatives	Cost of goods sold	$(237)	$(236)
The following table summarizes the fair value of our outstanding derivatives not designated as hedges (on a gross basis) and balance sheet classification as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
(Dollars in thousands)	Fair Value	Fair Value
Prepaid and other current assets
Foreign currency derivatives	$213	$217

Other accrued liabilities
Foreign currency derivatives	(614)	(26)
Net (liability) asset	$(401)	$191

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(11)     Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, including the amounts reclassified, for the first quarter of 2026 and 2025 are as follows:

(Dollars in thousands)	Gains and Losses on Foreign Currency Cash Flow Hedges	Foreign Currency Translation	Total
Balance at December 31, 2025	$24	$(8,996)	$(8,972)
Other comprehensive loss before reclassifications	(395)	(2,622)	(3,017)
Amounts reclassified from accumulated other comprehensive loss	(11)	—	(11)
Net current period other comprehensive loss before tax	(406)	(2,622)	(3,028)
Deferred taxes	—	—	—
Net current period other comprehensive loss after tax	(406)	(2,622)	(3,028)
Balance at March 31, 2026	$(382)	$(11,618)	$(12,000)

Balance at December 31, 2024	$214	$(43,573)	$(43,359)
Other comprehensive income before reclassifications	—	12,596	12,596
Amounts reclassified from accumulated other comprehensive income	(57)	—	(57)
Net current period other comprehensive (loss) income before tax	(57)	12,596	12,539
Deferred taxes	(7)	—	(7)
Net current period other comprehensive (loss) income after tax	(50)	12,596	12,546
Balance at March 31, 2025	$164	$(30,977)	$(30,813)
(12)     Loss per Share
All share and per share data in the table and discussion below have been retroactively adjusted for all periods presented to reflect the 1-for-10 reverse stock split which became effective on August 29, 2025. The following table presents a reconciliation of the numerator and denominator of basic and diluted loss per share for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2026	2025
Numerator for basic and diluted loss per share:
Net loss	$(43,277)	$(39,351)
Denominator:
Weighted average common shares outstanding for basic calculation	26,089,860	25,837,005
Weighted average common shares outstanding for diluted calculation	26,089,860	25,837,005
Basic loss per share	$(1.66)	$(1.52)
Diluted loss per share	$(1.66)	$(1.52)
Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is calculated by dividing net loss by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted loss per share calculation for the three months ended March 31, 2026 and 2025 excludes the dilutive effect of approximately 46,243 shares and 31,107 shares, primarily related to restricted stock units (“RSUs”), as their inclusion would have been anti-dilutive due to the Company’s net loss.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additionally, the weighted average common shares outstanding for the diluted loss per share calculation excludes consideration of 296,379 and 465,028 equivalent shares for the three months ended March 31, 2026 and 2025, respectively, as their effect would have been anti-dilutive.
(13)     Stock-Based Compensation
The Human Resources and Compensation Committee of our Board of Directors granted 12,906 deferred share units (“DSUs”) to our non-employee directors in the first quarter of 2026 under our Omnibus Equity Incentive Plan. No equity grants were made to our employees in the first quarter of 2026 under Omnibus Equity Incentive Plan.
We measure the fair value of grants of DSUs based on the closing market price of a share of our common stock on the date of the grant (or if the market is not open for trading on such date, the immediately preceding day on which the market is open for trading). The weighted average fair value per share was $6.78 for DSUs granted to non-employee directors during the three months ended March 31, 2026.
During the first quarter of 2026, the Company issued an aggregate of 250,000 of common stock purchase warrants to a consultant pursuant to an agreement with respect to consulting services. The warrants were measured at their fair value on the grant date, resulting in stock-based compensation expense of $0.7 million, which was recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations.
In the three months ended March 31, 2026 and 2025, we recognized $1.9 million and $0.6 million, respectively, of stock-based compensation expense. The majority of the expense, $1.7 million and $0.3 million, respectively, was recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations, with the remaining expense recorded in cost of goods sold.
As of March 31, 2026, the unrecognized compensation cost related to the unvested portion of all stock-based awards was approximately $5.0 million and is expected to be recognized over the remaining vesting period of the respective grants.
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
As of March 31, 2026 and December 31, 2025, $7.3 million and $3.9 million, respectively, of SFP obligations were included in accounts payable on the Condensed Consolidated Balance Sheets and, upon settlement, are reflected as cash flow from operating activities in the Condensed Consolidated Statements of Cash Flows.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(15)     Other (Income) Expense, net
The following table presents the details of other (income) expense, net:

	Three Months Ended March 31,
(in thousands)	2026	2025
Gain on sale of assets	$(12,279)	$—
Bank charges	329	154
Other	(98)	293
Total other (income) expense, net	$(12,048)	$447

In the first quarter of 2026, the Company completed the sale of certain landfill assets located at sites that were previously divested as part of prior business disposals. These landfill assets primarily consisted of land and other related fixed assets retained by the Company following the earlier divestitures.

The carrying value of the disposed assets consisted primarily of land and other fixed assets with a net book value of less than $0.1 million. In connection with the sale, the Company also settled associated obligations related to closure and post-closure activities at the landfill sites.

Total consideration received in the transactions was $9.3 million in cash. The Company recognized a pre-tax gain on sale of $12.3 million, which was comprised of (i) cash proceeds in excess of the carrying value of the land assets, net of fees and (ii) the derecognition of $3.1 million of liabilities associated with the sites.

Cash proceeds from the sale are presented within investing activities in the Condensed Consolidated Statements of Cash Flows.

The Company has no significant continuing involvement with the disposed landfill assets following the sale.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are a leading manufacturer of high-quality graphite electrode products essential to the production of EAF steel and other ferrous and non‑ferrous metals. We believe that we have a competitive portfolio of low-cost ultra-high power graphite electrode manufacturing facilities, with some of the highest capacity facilities in the world. We are the only large-scale graphite electrode producer that is substantially vertically integrated into petroleum needle coke manufacturing, our key raw material for graphite electrode manufacturing.
The environmental and economic advantages of EAF steel production position both that industry and the graphite electrode industry for long-term growth.
We believe GrafTech’s leadership position and vertical integration are sustainable competitive advantages. We believe the services and solutions we provide will position our customers and us for a better future.
Operational and Commercial Update
Sales volume for the first quarter of 2026 was 28.1 thousand metric tons (“MT”) and increased 14% compared to the first quarter of 2025.
For the first quarter of 2026, our weighted-average realized price was approximately $3,900 per MT. This represented a decrease of 5% compared to the first quarter of 2025. The year-over-year pricing decline reflected persistent competitive pressures across most of our principal commercial regions, partially mitigated by favorable mix as we achieved 37% sales volume growth in the United States, which remains the strongest region for graphite electrode pricing.
Production volume was 29.4 thousand MT for the first quarter of 2026, resulting in a capacity utilization rate of 65% for the quarter.
Outlook
Demand for graphite electrodes is expected to improve modestly in 2026, supported by stable-to-improving steel production trends outside of China. While steel market conditions remain mixed, in the United States, demand has been relatively stable and is expected to increase modestly, with steel production further supported by favorable trade policies. In Europe, steel industry conditions have been more challenged, though there are early signs of recovery, including expected demand growth and recently approved increases in trade protections. For GrafTech, we continue to expect a 5–10% year-over-year increase in graphite electrode sales volume for 2026, with more than 85% of our anticipated volume already committed in our order book.
While volume trends are stable, current industry-wide pricing levels do not reflect the indispensable nature of graphite electrodes for electric arc furnace steelmaking. As a result, we are taking deliberate actions to restore more sustainable pricing and improve our profitability. These include implementing price increases of $600 to $1,200 per metric ton on uncommitted volume, actively supporting graphite electrode trade cases in key jurisdictions, including the United States and Brazil, continuing to optimize our order book by prioritizing higher-value regions and foregoing volume opportunities where margins are unacceptably low.
On costs, geopolitical developments continue to impact key input costs, including oil-based raw materials, energy and logistics. In response, we are expanding initiatives to improve our cost structure, including enhancing production efficiency and optimizing production schedules. Factoring all of this in, we continue to expect a low single-digit percentage-point decline in our cash cost of goods sold per MT for 2026 compared to 2025.
We are also maintaining disciplined capital and working capital management. For 2026, we expect a modest increase in working capital for the full year to support higher volume. We continue to anticipate our full-year capital expenditures will be approximately $35 million, consistent with maintaining our assets at current utilization levels.
Longer term, we remain confident in the structural drivers of demand growth for graphite electrodes. The ongoing shift toward electric arc furnace steelmaking and growing demand for petroleum needle coke in battery applications are expected to support sustained industry growth. We believe the actions we are taking, combined with our vertical integration and a leading competitive position, will enable GrafTech to benefit as market conditions normalize.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Capital Structure and Liquidity
As of March 31, 2026, we had liquidity of $328.7 million, consisting of cash and cash equivalents of $120.2 million, $108.5 million of availability under our 2018 Revolving Credit Facility and $100.0 million of availability under our Initial First Lien Term Loan Facility (with respect to the Delayed Draw Commitments thereunder, which we intend to draw in full prior to its expiration in July 2026). As of March 31, 2026, we had total debt of approximately $1.1 billion.
Key metrics used by management to measure performance
In addition to measures of financial performance presented in our Condensed Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States (“GAAP”), we use certain other financial measures and operating metrics to analyze the performance of our Company. Our “non-GAAP” financial measures consist of EBITDA, adjusted EBITDA, adjusted net loss, adjusted loss per share, adjusted free cash flow and cash cost of goods sold per MT which help us evaluate growth trends, establish budgets, assess operational efficiencies and evaluate our overall financial performance. Our key operating metrics consist of sales volume, production volume, production capacity and capacity utilization.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Key financial measures

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Net sales	$125,101	$111,839
Net loss	(43,277)	(39,351)
Loss per share(1)(2)	(1.66)	(1.52)
EBITDA(3)	(3,565)	(4,874)
Adjusted net loss(3)	(53,527)	(34,155)
Adjusted loss per share(1)(2)(3)	(2.05)	(1.32)
Adjusted EBITDA(3)	(13,550)	(3,672)
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

	Three Months Ended March 31,
(in thousands, except utilization)	2026	2025
Sales volume (MT)	28.1	24.7
Production volume (MT)	29.4	28.5
Production capacity (MT)(1)(2)	45.0	45.0
Capacity utilization(3)	65%	63%
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Results of Operations
The Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
The table presented in our period-over-period comparisons summarizes our Condensed Consolidated Statements of Operations and illustrates key financial indicators used to assess the consolidated financial results. Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
(Dollars in thousands)	2026	2025
Net sales	$125,101	$111,839	$13,262	12%
Cost of goods sold	134,833	110,765	24,068	22%
Lower of cost or market inventory valuation adjustment	5,258	2,783	2,475	89%
Gross profit	(14,990)	(1,709)	(13,281)	777%
Research and development	1,443	1,879	(436)	(23)%
Selling and administrative expenses	14,228	14,622	(394)	(3)%
Operating loss	(30,661)	(18,210)	(12,451)	68%
Other (income) expense, net	(12,048)	447	(12,495)	(2,795)%
Interest expense	24,196	29,841	(5,645)	(19)%
Interest income	(841)	(1,935)	1,094	(57)%
Loss before income taxes	(41,968)	(46,563)	4,595	(10)%
Income tax expense (benefit)	1,309	(7,212)	8,521	(118)%
Net loss	$(43,277)	$(39,351)	$(3,926)	10%
Net sales increased $13.3 million, or 12%, compared to the first quarter of 2025, reflecting higher sales volume partially offset by a year-over-year decrease in our weighted-average realized price.
Cost of goods sold increased $24.1 million, or 22%, compared to the first quarter of 2025, reflecting increased sales volume. In addition, inventory written down in prior periods due to LCM inventory valuation adjustments had a $7.5 million favorable impact on cost of goods sold in the first quarter of 2026 compared to a $12.3 million favorable impact in the first quarter of 2025, resulting in a $4.8 million unfavorable impact year over year.
Selling and administrative expenses decreased $0.4 million, or 3%, compared to the first quarter of 2025. The decrease is primarily due to reduced legal spend, partially offset by an increase to our allowance for doubtful accounts.
Other (income) expense, net represented income of $12.0 million in the first quarter of 2026, compared to expense of $0.4 million in first quarter of 2025. In the first quarter of 2026, we recognized a $12.3 million gain related to the sale of assets associated with previously divested operations, consisting of $9.3 million of cash proceeds in excess of the carrying value of the assets, net of fees and the derecognition of $3.1 million of liabilities associated with the sites.
Interest expense decreased $5.6 million, or 19%, compared to the first quarter of 2025. Interest expense for the first quarter of 2025 included $5.4 million of debt modification costs due to post-closure costs related to our debt transaction consummated in the fourth quarter of 2024 and were primarily legal, advisory and other administrative costs. See Note 7, “Interest Expense” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The following table summarizes the income tax expense (benefit):

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025

Income tax expense (benefit)	$1,309	$(7,212)
Loss before income taxes	(41,968)	(46,563)
Effective tax rate (benefit)	3.1%	(15.5)%

The effective tax rate for the first quarter of 2026 was different than the U.S. statutory tax rate of 21% primarily due to no tax benefit being recorded on U.S. and Switzerland losses with a valuation allowance. At June 30, 2025, the Company recognized a valuation allowance on the net tax assets carried in the United States and Switzerland. Prior to that date, the effective rate reflected the benefits associated with the losses realized in those jurisdictions, which drove the effective benefit of 15.5% in the prior period. Tax benefits associated with losses realized after June 30, 2025 in the United States and Switzerland are not reflected in the effective tax rate, resulting in a tax expense recognized in the current period, despite the loss incurred on a consolidated basis. Therefore, the effective tax rate for the first quarter of 2026 was different than the U.S. statutory rate of 21% primarily due to our valuation allowance position and, to a lesser extent, the mix of U.S. and foreign earnings, tax incentives and provisions of the Tax Cuts and Jobs Act. See Note 9, “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements for further discussion.
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
The impact of these changes in the average exchange rates of other currencies against the U.S. dollar on our net sales was an increase of $2.5 million for the first quarter of 2026, compared to the first quarter of 2025. The impact of these changes on our cost of goods sold was an increase of $6.7 million for the first quarter of 2026, compared to the first quarter of 2025.
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
We believe that we have adequate liquidity to meet our needs for at least the next twelve months. As of March 31, 2026, we had liquidity of $328.7 million, consisting of cash and cash equivalents of $120.2 million, $108.5 million of availability under our 2018 Revolving Credit Facility (after giving effect to $7.0 million of letters of credit) and $100.0 million of availability under our Initial First Lien Term Loan Facility (with respect to the Delayed Draw Commitments thereunder). As any borrowings

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenants thereunder (see below and Note 5, “Debt and Liquidity”), our operating performance as of March 31, 2026 and December 31, 2025 resulted in a restriction of the availability under the 2018 Revolving Credit Facility. We had long-term debt of $1.1 billion as of March 31, 2026 and December 31, 2025. As of December 31, 2025, we had liquidity of $340.0 million, consisting of cash and cash equivalents of $138.4 million, $101.6 million of availability under our 2018 Revolving Credit Facility (after giving effect to $13.8 million of letters of credit) and $100.0 million of availability under our Initial First Lien Term Loan Facility (with respect to the Delayed Draw Commitments thereunder).
As of March 31, 2026 and December 31, 2025, $49.9 million and $45.6 million, respectively, of our cash and cash equivalents were located outside of the U.S. We repatriate funds from our foreign subsidiaries through dividends or repayment of intercompany obligations. All of our subsidiaries face the customary statutory limitation that distributed dividends cannot exceed the amount of retained and current earnings. Upon repatriation to the U.S., the foreign source portion of dividends we receive from our foreign subsidiaries are not subject to U.S. federal income tax because the amounts were either previously taxed or are exempted from tax by Section 245A of the Internal Revenue Service Code (the “Code”).
Cash flow. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, production cadence, fluctuations in working capital requirements, timing of tax and interest payments and other factors.
Debt Structure
New Notes due 2029
On December 23, 2024 (the “Settlement Date”), GrafTech Finance Inc. (“GrafTech Finance”) issued new 4.625% second lien notes due 2029 (the “New 4.625% Notes”) in an aggregate principal amount of $498.2 million and GrafTech Global Enterprises Inc. (“GrafTech Global”) issued new 9.875% second lien notes (the “New 9.875% Notes” and, together with the New 4.625% Notes, the “New Notes”) in an aggregate principal amount of $446.2 million in exchange for $498.2 million of GrafTech Finance’s 4.625% senior secured notes due 2028 (the “Existing 4.625% Notes”) and $446.2 million of GrafTech Global’s 9.875% senior secured notes due 2028 (the “Existing 9.875% Notes”), respectively, validly tendered and accepted in connection with exchange offers.
The New 4.625% Notes were issued pursuant to an indenture, dated as of the Settlement Date (the “New 4.625% Notes Indenture”), by and among GrafTech Finance, the Company, each subsidiary guarantor from time to time party thereto (collectively, the “Subsidiary Guarantors,” and, together with the Company, the “Guarantors”), and U.S. Bank Trust Company, National Association, as trustee (the “New Trustee”) and collateral agent (the “New Notes Collateral Agent”). The New 4.625% Notes pay interest of 4.625% semiannually per annum.
The New 9.875% Notes were issued pursuant to an indenture, dated as of the Settlement Date (the “New 9.875% Notes Indenture” and, together with the New 4.625% Notes Indenture, the “New Notes Indentures”), by and among GrafTech Global, the Guarantors, GrafTech Finance, the New Trustee and the New Notes Collateral Agent. The New 9.875% Notes will pay interest of 9.875% semiannually per annum.
GrafTech Finance may redeem some or all of the New 4.625% Notes at the redemption prices and on the terms specified in the New 4.625% Notes Indenture. If, at any time prior to December 23, 2026, all or a portion of the outstanding principal amount of the New 4.625% Notes are prepaid, repaid, redeemed or accelerated (or deemed accelerated), including as a result of GrafTech Finance filing for bankruptcy or becoming subject to any other insolvency proceeding, GrafTech Finance will be required to pay the applicable New 4.625% Notes Prepayment Premium (as defined in the New 4.625% Notes Indenture). If the Company or GrafTech Finance experiences specific kinds of changes in control or the Company or any of the restricted subsidiaries sells certain of its assets, then GrafTech Finance must offer to repurchase the New 4.625% Notes on the terms set forth in the New 4.625% Notes Indenture.
On and after December 23, 2026, GrafTech Global may redeem some or all of the New 9.875% Notes at the redemption prices and on the terms specified in the New 9.875% Notes Indenture. At any time prior to December 23, 2026, GrafTech Global may also at its option and on one or more occasions redeem up to 40% of the aggregate principal amount of the notes issued with the proceeds from certain equity offerings, at a redemption price of 109.875% of the aggregate principal amount of the notes, together with accrued and unpaid interest, if any, to, but not including, the date of redemption. In addition, at any time prior to December 23, 2026, GrafTech Global may at its option on one or more occasions redeem all or a part of the notes, at a redemption price equal to 100% of the principal amount of the notes redeemed, plus a “make-whole” premium, together with accrued and unpaid interest, if any, to, but not including, the date of redemption. If, at any time prior to December 23, 2028, all

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

or a portion of the outstanding principal amount of the New 9.875% Notes are prepaid, repaid, redeemed or accelerated (or deemed accelerated), including as a result of GrafTech Global filing for bankruptcy or becoming subject to any other insolvency proceeding, GrafTech Global will be required to pay the applicable New 9.875% Notes Prepayment Premium or the Applicable Premium (each, as defined in the New 9.875% Notes Indenture), as applicable. If the Company or GrafTech Global experiences specific kinds of changes in control or the Company or any of the restricted subsidiaries sells certain of its assets, then GrafTech Global must offer to repurchase the New 9.875% Notes on the terms set forth in the New 9.875% Notes Indenture.
The New Notes Indentures contain certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, to incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, incur or suffer to exist liens securing indebtedness, make certain investments, engage in certain transactions with affiliates, consummate certain asset sales and effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets. Pursuant to the New Notes Indentures, if our pro forma consolidated total net leverage ratio is no greater than 2.50 to 1.00, we can make restricted payments so long as no default or event of default has occurred and is continuing. If our pro forma consolidated total net leverage ratio is greater than 2.50 to 1.00, we can make restricted payments pursuant to certain baskets. We were in compliance with all of our debt covenants in the New Notes Indentures as of March 31, 2026 and December 31, 2025.
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
Existing 4.625% Notes due 2028
In December 2020, GrafTech Finance issued $500.0 million aggregate principal amount of Existing 4.625% Notes in a private offering. All of the net proceeds from the Existing 4.625% Notes were used to partially repay borrowings under our 2018 Term Loan Facility (as defined below).
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
In connection with the consummation of the solicitation of consents, substantially all of the restrictive covenants and related provisions and definitions in the Existing 4.625% Notes Indenture were removed, effective as the Settlement Date.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The Existing 4.625% Notes Indenture contains certain events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Finance, all outstanding Existing 4.625% Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding Existing 4.625% Notes may declare all of the Existing 4.625% Senior Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of March 31, 2026 and December 31, 2025.
Immediately following the Settlement Date, approximately $1.8 million aggregate principal amount of Existing 4.625% Notes remained outstanding.
Existing 9.875% Notes due 2028
In June 2023, GrafTech Global issued $450 million aggregate principal amount of Existing 9.875% Notes, including $11.4 million of original issue discount. The Existing 9.875% Notes were issued at an issue price of 97.456% of the principal amount thereof in a private offering. The net proceeds from the Existing 9.875% Notes were used to repay borrowings under our 2018 Term Loan Facility (as defined below).
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
In connection with the consummation of the solicitation of consents, substantially all of the restrictive covenants and related provisions and definitions in the Existing 9.875% Notes Indenture were removed, effective as the Settlement Date.
The Existing 9.875% Notes Indenture contains certain events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Global, all outstanding Existing 9.875% Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding Existing 9.875% Notes may declare all of the Existing 9.875% Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of March 31, 2026 and December 31, 2025.
Immediately following the Settlement Date, approximately $3.8 million aggregate principal amount of Existing 9.875% Notes remained outstanding.
Initial First Lien Term Loan Facility; Delayed Draw First Lien Term Loan Facility
On the Settlement Date, Barclays Bank plc (the “Fronting Lender”), agreed to provide GrafTech Global $175 million of new senior secured first lien term loans (the “Initial First Lien Term Loans”) and provided commitments (the “Delayed Draw Commitments”) with respect to $100 million of new senior secured first lien delayed draw term loans (together with the Initial First Lien Term Loans, the “First Lien Term Loans”). The First Lien Term Loans are governed by a new credit agreement, dated as of the Settlement Date, by and among GrafTech, as holdings, GrafTech Global, as borrower, GLAS USA LLC, as administrative agent, GLAS Americas LLC, as collateral agent, and the lenders from time to time party thereto (the “First Lien Term Loan Credit Agreement”). The Initial First Lien Term Loans were drawn in a single drawing on the Settlement Date. The Delayed Draw Commitments are available to the Company until July 23, 2026, subject to the satisfaction of customary conditions precedent thereto. The Company expects to draw the $100 million of available Delayed Draw Commitments prior to the expiration.
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
2018 Term Loan and 2018 Revolving Credit Facility
In February 2018, the Company entered into a credit agreement (as amended, the “2018 Credit Agreement”), which provided for (i) a $2,250 million senior secured term facility (the “2018 Term Loan Facility”) after giving effect to the June 2018 amendment (the “First Amendment”) that increased the aggregate principal amount of the 2018 Term Loan Facility from $1,500 million to $2,250 million and (ii) a $330 million senior secured revolving credit facility after giving effect to the May 2022 amendment that increased the revolving commitments under the 2018 Credit Agreement by $80 million from $250 million (the “2018 Revolving Credit Facility”). GrafTech Finance Inc. (“GrafTech Finance”) was the sole borrower under the 2018 Term Loan Facility while GrafTech Finance, GrafTech Switzerland SA (“Swissco”) and GrafTech Luxembourg II S.à.r.l. (“Luxembourg Holdco” and, together with GrafTech Finance and Swissco, the “Co-Borrowers”) were co-borrowers under the 2018 Revolving Credit Facility. In December 2024, the 2018 Credit Agreement was further amended to provide for a $225 million senior secured first lien revolving credit facility, reducing the revolving commitments under the 2018 Credit Agreement by $105 million. On June 26, 2023, GrafTech repaid the term loans under the 2018 Term Loan Facility with proceeds from the Existing 9.875% Notes issuance. As of March 31, 2026 and December 31, 2025, there were no outstanding term loans under the 2018 Term Loan Facility.
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
The 2018 Revolving Credit Facility matures on November 30, 2028, subject to a springing maturity date 91 days prior to the maturity date of certain other reference indebtedness. As of March 31, 2026 and December 31, 2025, the availability under our 2018 Revolving Credit Facility was $108.5 million and $101.6 million, respectively. As of March 31, 2026 and December 31, 2025, there were no borrowings outstanding on the 2018 Revolving Credit Facility and there was $7.0 million and $13.8 million, respectively, of letters of credit drawn against the 2018 Revolving Credit Facility as of each date. As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenants thereunder, our operating performance as of March 31, 2026 and December 31, 2025 resulted in our inability to access the full amount of commitments under the facility.
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
The 2018 Revolving Credit Facility has customary negative covenants and events of default and is required to be prepaid in the case of certain mandatory prepayments of the First Lien Term Loans. The 2018 Revolving Credit Facility also includes a

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

financial covenant requiring that the Company have a Senior Secured First Lien Net Leverage Ratio of no more than 4.00 to 1.00, tested quarterly, to the extent outstanding revolving loans and letters of credit (subject to certain exclusions) exceed 51.3% of the amount of commitments then-existing under the 2018 Revolving Credit Facility. We were in compliance with all of our debt covenants as of March 31, 2026 and December 31, 2025.

Uses of Liquidity
In July 2019, our Board of Directors authorized a program to repurchase up to $100.0 million of our outstanding common stock. In November 2021, our Board of Directors authorized the repurchase of an additional $150.0 million of stock repurchases under this program. We may purchase shares from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18 plans. The amount and timing of repurchases are subject to a variety of factors including liquidity, stock price, applicable legal requirements, other business objectives and market conditions. In the first quarter of 2026, we did not repurchase any shares of our common stock. As of March 31, 2026, we had $99.0 million remaining under our stock repurchase authorization.
Potential uses of our liquidity (other than operations) include capital expenditures, debt repayments, dividends, share repurchases, and other general purposes. Any such potential uses of our liquidity may, subject to certain restrictions, be funded by existing available liquidity, the incurrence of new secured or unsecured loans, capital market issuances, divestitures, joint ventures or equity investments. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn, including any recession, could significantly and negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost and availability of such financing.
In order to seek to minimize our credit risks, we may reduce our sales of, or refuse to sell (except for prepayment, cash on delivery or under letters of credit or parent guarantees), our products to some customers and potential customers. Our unrecovered trade receivables worldwide have not been material during the last two years individually or in the aggregate.
We manage our capital expenditures by taking into account quality, plant reliability, safety, environmental and regulatory requirements, prudent or essential maintenance requirements, global economic conditions, available capital resources, liquidity, long-term business strategy and return on invested capital for the relevant expenditures, cost of capital and return on invested capital of the Company as a whole and other factors.     Capital expenditures totaled $12.1 million in the three months ended March 31, 2026. We continue to expect full-year capital expenditures to be approximately $35.0 million for 2026.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Cash Flow
The following table summarizes our cash flow activities:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used in:
Operating activities	$(14,934)	$(32,186)
Investing activities	(2,830)	(10,252)
Financing activities	(373)	(237)
Net change in cash and cash equivalents	$(18,137)	$(42,675)
Net cash used in operating activities decreased $17.3 million in the first quarter of 2026 compared to the first quarter of 2025. The decrease was primarily due to a $22.3 million decrease in cash used for working capital. Cash flow used for inventories decreased $20.1 million in the first quarter of 2026 compared to the first quarter of 2025, which included a planned inventory build. Cash flow provided by prepaid and other current assets increased $8.5 million in the first quarter of 2026 compared to the first quarter of 2025 primarily due to collections of value-added tax and the timing of payments. Cash provided by accounts payable and accruals increased $5.4 million in the first quarter of 2026 compared to the first quarter of 2025 primarily due to the timing of payments.
Net cash used in investing activities was $2.8 million in the three months ended March 31, 2026 compared to $10.3 million in the three months ended March 31, 2025. In the first quarter of 2026, we received $9.3 million of cash from the sale of assets associated with previously divested locations.
Net cash used in financing activities was $0.4 million in the first quarter of 2026 compared to $0.2 million in the first quarter of 2025, primarily in connection with vesting of RSUs and tax withholding on behalf of the participants.
Non-GAAP financial measures
In addition to providing results that are determined in accordance with GAAP, we have provided certain financial measures that are not in accordance with GAAP. EBITDA, adjusted EBITDA, adjusted net loss, adjusted loss per share, free cash flow, adjusted free cash flow and cash cost of goods sold per MT are non-GAAP financial measures.
We define EBITDA, a non‑GAAP financial measure, as net loss plus interest expense, minus interest income, plus income taxes and depreciation and amortization. We define adjusted EBITDA, a non-GAAP financial measure, as EBITDA adjusted by any pension and other post-employment benefit ("OPEB") expenses, non‑cash gains or losses from foreign currency remeasurement of non‑operating assets and liabilities in our foreign subsidiaries where the functional currency is the U.S. dollar, stock-based compensation expense, gains on asset sales and Tax Receivable Agreement adjustments. Adjusted EBITDA is the primary metric used by our management and our Board of Directors to establish budgets and operational goals for managing our business and evaluating our performance.
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
The following tables reconcile our non-GAAP financial measures to the most directly comparable GAAP measures:

Reconciliation of Net Loss to Adjusted Net Loss
	Three Months Ended March 31,
(dollars in thousands; except per share data)	2026	2025
Net loss	$(43,277)	$(39,351)

Diluted loss per common share:
Net loss per share(1)	$(1.66)	$(1.52)
Weighted average shares outstanding(1)	26,089,860	25,837,005

Adjustments, pre-tax:
Pension and OPEB plan expenses(2)	531	628
Foreign currency remeasurement(3)	(76)	(17)
Stock-based compensation expense(4)	1,839	580
Gain on sale of assets(5)	(12,279)	—
Tax Receivable Agreement adjustment(6)	—	11
Debt modification costs(7)	—	5,361
Total non-GAAP adjustments pre-tax	(9,985)	6,563
Income tax impact on non-GAAP adjustments(8)	265	1,367
Adjusted net loss	$(53,527)	$(34,155)
(1)All share and per share data have been retroactively adjusted for all periods to reflect the 1-for-10 reverse stock split which became effective on August 29, 2025.
(2)Net periodic benefit cost for our pension and OPEB plans.
(3)Non-cash gains from foreign currency remeasurement of non-operating assets and liabilities of our non-U.S. subsidiaries where the functional currency is the U.S. dollar.
(4)Non-cash expense for stock-based compensation awards.
(5)Gain recognized related to the sale of assets associated with previously divested operations.
(6)Prior to the second quarter of 2025, when the Company established a full valuation allowance, represents expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that have been utilized.
(7)Debt modification costs related to the December 2024 debt transactions, which are recognized in interest expense on the Condensed Consolidated Statements of Operations.
(8)Represents the tax impact on the non-GAAP adjustments.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of Loss per share to Adjusted Loss per Share
	Three Months Ended March 31,
	2026	2025
Loss per share(1)	$(1.66)	$(1.52)
Adjustments per share:
Pension and OPEB plan expenses(2)	0.02	0.02
Foreign currency remeasurement(3)	—	—
Stock-based compensation expense(4)	0.07	0.02
Gain on sale of assets(5)	(0.47)	—
Tax Receivable Agreement adjustment(6)	—	—
Debt modification costs(7)	—	0.21
Total non-GAAP adjustments pre-tax per share	(0.38)	0.25
Income tax impact on non-GAAP adjustments per share(8)	0.01	0.05
Adjusted loss per share	$(2.05)	$(1.32)
(1)All share and per share data have been retroactively adjusted for all periods to reflect the 1-for-10 reverse stock split which became effective on August 29, 2025.
(2)Net periodic benefit cost for our pension and OPEB plans.
(3)Non-cash gains from foreign currency remeasurement of non-operating assets and liabilities of our non-U.S. subsidiaries where the functional currency is the U.S. dollar.
(4)Non-cash expense for stock-based compensation awards.
(5)Gain recognized related to the sale of assets associated with previously divested operations.
(6)Prior to the second quarter of 2025, when the Company established a full valuation allowance, represents expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that have been utilized.
(7)Debt modification costs related to the December 2024 debt transactions, which are recognized in interest expense on the Condensed Consolidated Statements of Operations.
(8)Represents the tax impact on the Non-GAAP adjustments.

Reconciliation of Net Loss to Adjusted EBITDA	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Net loss	$(43,277)	$(39,351)
Add:
Depreciation and amortization	15,048	13,783
Interest expense	24,196	29,841
Interest income	(841)	(1,935)
Income taxes	1,309	(7,212)
EBITDA	(3,565)	(4,874)
Adjustments:
Pension and OPEB plan expenses(1)	531	628
Foreign currency remeasurement(2)	(76)	(17)
Stock-based compensation expense(3)	1,839	580
Gain on sale of assets(4)	(12,279)	—
Tax Receivable Agreement adjustment(5)	—	11
Adjusted EBITDA	$(13,550)	$(3,672)
(1)Net periodic benefit cost for our pension and OPEB plans.
(2)Non-cash gains from foreign currency remeasurement of non-operating assets and liabilities of our non-U.S. subsidiaries where the functional currency is the U.S. dollar.
(3)Non-cash expense for stock-based compensation awards.
(4)Gain recognized related to the sale of assets associated with previously divested operations.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(5)Prior to the second quarter of 2025, when the Company established a full valuation allowance, represents expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that have been utilized.

Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow and Adjusted Free Cash Flow
	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Net cash used in operating activities	$(14,934)	$(32,186)
Capital expenditures	(12,145)	(10,281)
Free cash flow	(27,079)	(42,467)

Debt modification costs(1)	—	2,193
Adjusted free cash flow	$(27,079)	$(40,274)
(1) Cash payments of debt modification costs related to the December 2024 debt transactions, which are recognized in interest expense on the Condensed Consolidated Statements of Operations and recognized in net cash used in operating activities on the Condensed Consolidated Statements of Cash Flows.

Reconciliation of Cost of Goods Sold to Cash Cost of Goods Sold per MT

	Three Months Ended March 31,
(dollars in thousands; except per MT)	2026	2025
Cost of goods sold	$134,833	$110,765
Less:
Depreciation and amortization(1)	13,477	12,144
Cost of goods sold - by-products and other(2)	13,238	8,415
Cash cost of goods sold	108,118	90,206
Sales volume (in thousands of MT)	28.1	24.7
Cash cost of goods sold per MT	$3,848	$3,652
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
The outstanding foreign currency derivatives were in a pre-tax net unrealized loss position of $0.8 million as of March 31, 2026 and a pre-tax net unrealized gain position of $0.2 million as of December 31, 2025.
Sensitivity analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the underlying exposures as well as on the fair values of our derivatives. The sensitivity analysis for the derivatives represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction.
As of March 31, 2026, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would have impacted the fair value of our foreign currency hedge portfolio by $4.0 million.
A hypothetical increase or decrease in interest rates of 100 basis points would have impacted our interest expense by $0.4 million in the first quarter of 2026.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Brazil Clause IV

Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, and such amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the state court initially ruled in favor of the employees. We appealed this state court ruling, and the appellate court issued a decision in our favor on May 19, 2020. The employees have further appealed and, on December 16, 2020, the court upheld the decision in favor of GrafTech Brazil. On February 22, 2021, the employees filed a further appeal and, on April 28, 2021, the court rejected the employees’ appeal in favor of GrafTech Brazil. The employees filed a further appeal and on September 12, 2022, we filed our response in opposition. On March 19, 2026, the court granted the appeal filed by the employees to reject the statute of limitations defense argued by GrafTech Brazil and remanded the case to the 5th Panel with the written opinion pending publication. We intend to vigorously defend our position. As of March 31, 2026, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in Part 1, Item 1A., “Risk Factors,” in our Annual Report on Form 10-K filed on February 13, 2026. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 18, 2026, the Company issued an aggregate of 250,000 warrants to a consultant pursuant to an agreement with respect to consulting services. The Warrants entitle the holder to purchase up to 250,000 shares of common stock (each, a “Warrant Share”) at an exercise price of $10.00 per Warrant Share until March 18, 2028. The warrants include a cashless exercise right. We relied upon the exemption from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), provided by Rule 506(b) of Regulation D and/or Section 4(a)(2) under the Securities Act for the issuance of the Warrants, since the offering and sale of such securities did not involve a public offering and the recipient was an accredited investor. The securities were offered without any general solicitation by us or our representatives.

Item 5. Other Information
None of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended March 31, 2026.

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

3.3	Amended and Restated By-Laws of GrafTech International Ltd. (incorporated by reference to Exhibit 3.1 to GrafTech International Ltd.’s Current Report on Form 8-K filed November 14, 2023).

10.1*	GrafTech International Ltd. Service-Based Cash Incentive Award Agreement.

10.2*	GrafTech International Ltd. Performance-Based Cash Incentive Award Agreement.

31.1*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Timothy K. Flanagan, Chief Executive Officer and President (Principal Executive Officer).

31.2*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Rory O’Donnell, Chief Financial Officer and Senior Vice President (Principal Financial Officer).

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy K. Flanagan, Chief Executive Officer and President (Principal Executive Officer).

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Rory O’Donnell, Chief Financial Officer and Senior Vice President (Principal Financial Officer).

101	The following financial information from GrafTech International Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).

____________________________
*    Filed herewith
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	May 1, 2026	By:	/s/ Rory O’Donnell
Rory O’Donnell
Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)