Form 10-Q
period 2026-06-30
GRAFTECH INTERNATIONAL LTD
filed 2026-07-24
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 17, 2026, 26,092,164 shares of common stock were outstanding.

Presentation of Financial, Market and Industry Data
We present our financial information on a consolidated basis. Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.
Certain market and industry data included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (this “Report”) has been obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications, government publications and third-party forecasts in conjunction with our assumptions about our market. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources have consented to the disclosure or use of data in this Report. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Cautionary Note Regarding Forward-Looking Statements” in this Report and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report on Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 13, 2026.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$145,360	$138,427
Accounts receivable, net of allowance for doubtful accounts of $4,201 as of June 30, 2026 and $3,271 as of December 31, 2025	76,166	73,235
Inventories	237,264	224,692
Prepaid and other current assets	58,399	48,180
Total current assets	517,189	484,534
Property, plant and equipment	991,526	986,946
Less: accumulated depreciation	518,043	497,016
Net property, plant and equipment	473,483	489,930
Deferred income taxes	9,276	9,318
Other assets	43,008	45,007
Total assets	$1,042,956	$1,028,789
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$68,368	$67,017
Accrued income and other taxes	9,142	8,047
Other accrued liabilities	47,595	53,127
Total current liabilities	125,105	128,191
Long-term debt	1,198,602	1,094,706
Other long-term obligations	39,533	40,388
Deferred income taxes	25,274	25,132
Commitments and contingencies - Note 8
Stockholders’ deficit:
Preferred stock, par value $0.01, 30,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01, 300,000,000 shares authorized, 26,092,164 and 25,820,110 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2,584	2,582
Additional paid-in capital	762,217	759,710
Accumulated other comprehensive loss	(13,462)	(8,972)
Accumulated deficit	(1,096,897)	(1,012,948)
Total stockholders’ deficit	(345,558)	(259,628)
Total liabilities and stockholders’ deficit	$1,042,956	$1,028,789
See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$127,362	$131,840	$252,463	$243,679
Cost of goods sold	125,263	129,885	260,096	240,650
Lower of cost or market inventory valuation adjustment	2,521	1,893	7,779	4,676
Gross (loss) profit	(422)	62	(15,412)	(1,647)
Research and development	1,539	1,348	2,982	3,227
Selling and administrative expenses	12,616	13,267	26,844	27,889
Operating loss	(14,577)	(14,553)	(45,238)	(32,763)

Other expense (income), net	534	(2,426)	(11,514)	(1,979)
Interest expense	24,370	25,418	48,566	55,259
Interest income	(713)	(1,866)	(1,554)	(3,801)
Loss before income taxes	(38,768)	(35,679)	(80,736)	(82,242)
Income tax expense	1,703	51,207	3,012	43,995
Net loss	$(40,471)	$(86,886)	$(83,748)	$(126,237)

Basic loss per common share:
Net loss per share(1)	$(1.54)	$(3.35)	$(3.20)	$(4.88)
Weighted average common shares outstanding(1)	26,254,657	25,918,456	26,173,246	25,878,066
Diluted loss per common share:
Net loss per share(1)	$(1.54)	$(3.35)	$(3.20)	$(4.88)
Weighted average common shares outstanding(1)	26,254,657	25,918,456	26,173,246	25,878,066

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Net loss	$(40,471)	$(86,886)	$(83,748)	$(126,237)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(1,203)	21,981	(3,825)	34,577
Foreign currency derivatives, net of tax	(259)	(32)	(665)	(82)
Other comprehensive (loss) income, net of tax	(1,462)	21,949	(4,490)	34,495
Comprehensive loss	$(41,933)	$(64,937)	$(88,238)	$(91,742)

See accompanying Notes to the Condensed Consolidated Financial Statements

(1) All share and per share data for all periods presented have been retroactively adjusted to reflect the 1-for-10 reverse stock split which became effective on August 29, 2025.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities:
Net loss	$(83,748)	$(126,237)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	29,961	29,345
Deferred income tax expense	360	42,137
Non-cash stock-based compensation expense	2,917	2,422
Non-cash interest expense	3,896	3,896
Lower of cost or market inventory valuation adjustment	7,779	4,676
Gain on sale of assets	(12,277)	—
Changes in assets and liabilities:
Accounts receivable, net	(3,090)	6,591
Inventories	(20,183)	(25,654)
Prepaid and other current assets	(8,262)	(4,268)
Income taxes payable	(899)	(243)
Accounts payable and other accruals	5,405	(21,817)
Interest payable	125	3
Change in Tax Receivable Agreement	—	(5,824)
Other	(5,530)	9,551
Net cash used in operating activities	(83,546)	(85,422)
Cash flow from investing activities:
Capital expenditures	(19,009)	(14,190)
Proceeds from the sale of fixed assets	9,258	33
Net cash used in investing activities	(9,751)	(14,157)
Cash flow from financing activities:
Proceeds from Delayed Draw First Lien Term Loan due 2029	100,000	—
Proceeds from issuance of common stock, net of issuance costs	348	—
Payments for taxes related to net share settlement of equity awards	(339)	(213)
Principal payments under finance lease obligations	(70)	(51)
Net cash provided by (used in) financing activities	99,939	(264)
Net change in cash and cash equivalents	6,642	(99,843)
Effect of exchange rate changes on cash and cash equivalents	291	2,138
Cash and cash equivalents at beginning of period	138,427	256,248
Cash and cash equivalents at end of period	$145,360	$158,543

Net cash paid during the periods for:
Interest	$44,545	$45,052
Income taxes	$3,217	$2,070
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(4,585)	$(5,508)

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Dollars in thousands, except per share data) (Unaudited)
	Issued Shares of Common Stock(1)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2025	25,820,110	$2,582	$759,710	$(8,972)	$(1,012,948)	$(259,628)
Net loss	—	—	—	—	(43,277)	(43,277)
Other comprehensive loss	—	—	—	(3,028)	—	(3,028)
Stock-based compensation	276,359	2	1,837	—	—	1,839
Payments for taxes related to net share settlement of equity awards	(48,634)	—	(138)	—	(201)	(339)
Balance as of March 31, 2026	26,047,835	$2,584	$761,409	$(12,000)	$(1,056,426)	$(304,433)
Net loss	—	—	—	—	(40,471)	(40,471)
Other comprehensive loss	—	—	—	(1,462)	—	(1,462)
Issuance of common stock	44,280	—	433	—	—	433
Common stock issuance costs	—	—	(703)	—	—	(703)
Stock-based compensation	49	—	1,078	—	—	1,078
Balance as of June 30, 2026	26,092,164	$2,584	$762,217	$(13,462)	$(1,096,897)	$(345,558)

Balance as of December 31, 2024	25,726,420	$2,572	$755,338	$(43,359)	$(793,453)	$(78,902)
Net loss	—	—	—	—	(39,351)	(39,351)
Other comprehensive income	—	—	—	12,546	—	12,546
Stock-based compensation	104,893	9	571	—	—	580
Payments for taxes related to net share settlement of equity awards	(19,955)	—	(565)	—	352	(213)
Balance as of March 31, 2025	25,811,358	$2,581	$755,344	$(30,813)	$(832,452)	$(105,340)
Net loss	—	—	—	—	(86,886)	(86,886)
Other comprehensive income	—	—	—	21,949	—	21,949
Stock-based compensation	3,851	1	1,841	—	—	1,842
Balance as of June 30, 2025	25,815,209	$2,582	$757,185	$(8,864)	$(919,338)	$(168,435)

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
C. New Accounting Standards
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Under this ASU, a public entity would be required to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. This ASU allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently assessing the impact of this ASU on its financial statements and disclosures, but does not expect it to be material.
In May 2026, the FASB issued ASU 2026‑02, Environmental Credits and Environmental Credit Obligations (Topic 818). The standard establishes a comprehensive framework for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The guidance is intended to reduce diversity in practice by providing specific accounting requirements for environmental credits acquired, generated, or received by an entity, as well as obligations that may be settled using such credits. For public business entities, the standard is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that adoption of ASU 2026‑02 will have on its consolidated financial statements and related disclosures. The Company has not yet determined the effects, if any, that the new guidance will have on its financial position, results of operations, cash flows, or financial statement disclosures.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)     Revenue from Contracts with Customers
Disaggregation of Revenue
The following table provides information about disaggregated revenue by type of product:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Graphite Electrodes	$118,898	$119,440	$227,137	$220,702
By-products and other	8,464	12,400	25,326	22,977
Total Revenues	$127,362	$131,840	$252,463	$243,679
Contract Balances
Substantially all of the Company’s receivables relate to contracts with customers. Accounts receivable are recorded when the right to consideration becomes unconditional. Payment terms on invoices range from 10 to 90 days.
We did not have any contract asset balances as of June 30, 2026 or December 31, 2025.
Deferred revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations. We did not have any deferred revenue as of June 30, 2026 or December 31, 2025.

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
The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net sales	$127,362	$131,840	$252,463	$243,679
Cash cost of goods sold(1)	108,322	107,354	216,440	197,560
Other segment expenses	16,941	22,531	43,656	43,090
Lower of cost or market inventory valuation adjustment	2,521	1,893	7,779	4,676
Research and development	1,539	1,348	2,982	3,227
Selling and administrative expenses	12,616	13,267	26,844	27,889
Other expense (income), net	534	(2,426)	(11,514)	(1,979)
Interest expense	24,370	25,418	48,566	55,259
Interest income	(713)	(1,866)	(1,554)	(3,801)
Income tax expense	1,703	51,207	3,012	43,995
Net loss	$(40,471)	$(86,886)	$(83,748)	$(126,237)

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
(4)     Intangible Assets
The following table summarizes intangible assets with determinable useful lives by major category, which are included in “Other assets” on our Condensed Consolidated Balance Sheets:

	June 30, 2026			December 31, 2025
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$22,500	$(19,329)	$3,171	$22,500	$(18,986)	$3,514
Technology	55,300	(51,988)	3,312	55,300	(50,969)	4,331
Customer relationships	64,500	(47,402)	17,098	64,500	(45,295)	19,205
Total	$142,300	$(118,719)	$23,581	$142,300	$(115,250)	$27,050
Amortization expense for intangible assets was $1.8 million and $1.9 million for the three months ended June 30, 2026 and 2025, respectively, and $3.5 million and $3.8 million for the six months ended June 30, 2026 and 2025, respectively.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amortization expense is expected to be approximately $3.2 million for the remainder of 2026, $6.1 million in 2027, $5.5 million in 2028, $4.9 million in 2029, $2.9 million in 2030 and $0.3 million in 2031.
(5)     Debt and Liquidity
The following table presents our long-term debt:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Initial First Lien Term Loans due 2029	$175,000	$175,000
Delayed Draw First Lien Term Loans due 2029	100,000	—
Existing 4.625% Senior Notes due 2028	1,755	1,755
New 4.625% Second Lien Notes due 2029	498,245	498,245
Existing 9.875% Senior Notes due 2028	3,833	3,833
New 9.875% Second Lien Notes due 2029	446,167	446,167
Unamortized debt discount and issuance costs	(26,398)	(30,294)
Total long-term debt	$1,198,602	$1,094,706

The fair value of our debt was approximately $912.4 million and $946.6 million as of June 30, 2026 and December 31, 2025, respectively. The fair values were determined using Level 1 quoted market prices for the same or similar debt instruments.
Initial First Lien Term Loan Facility; Delayed Draw First Lien Term Loan Facility
In the second quarter of 2026, the Company drew the remaining $100.0 million available under its Delayed Draw First Lien Term Loan Facility. Following this draw, the delayed draw commitment was fully utilized and no additional amounts remain available for borrowing under the delayed draw portion of the Delayed Draw First Lien Term Loan facility.

The proceeds from the borrowing were used for general corporate purposes, including working capital requirements. The borrowing bears interest and is subject to the same terms, covenants, maturity date, and repayment provisions as the Initial First Lien Term Loans, as set forth in the Initial First Lien Term Loan Facility.
2018 Revolving Credit Facility
As of June 30, 2026 and December 31, 2025, the availability under our 2018 Revolving Credit Facility was $107.6 million and $101.6 million, respectively. As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenant thereunder, our operating performance as of June 30, 2026 and December 31, 2025 resulted in our inability to access the full amount of commitments under the facility. As of June 30, 2026 and December 31, 2025, there were no borrowings outstanding on the 2018 Revolving Credit Facility, and there was $7.9 million and $13.8 million, respectively, of letters of credit drawn against the 2018 Revolving Credit Facility.
We were in compliance with all of our debt covenants as of June 30, 2026 and December 31, 2025.
(6)     Inventories
Inventories are comprised of the following:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Inventories:
Raw materials and supplies	$81,683	$76,115
Work in process	119,451	116,933
Finished goods	36,130	31,644
Total	$237,264	$224,692

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In the second quarter and first six months of 2026, we recorded lower of cost or market (“LCM”) inventory valuation adjustments of $2.5 million and $7.8 million, respectively, compared to $1.9 million and $4.7 million, in the second quarter and first six months of 2025, respectively, in order to state our inventories at net realizable value.
(7)     Interest Expense
The following table presents the components of interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Interest incurred on debt	$22,421	$22,539	$44,670	$45,071
Accretion of original issue discount	1,264	1,260	2,527	2,527
Amortization of debt issuance costs	685	688	1,369	1,369
Debt modification costs	—	931	—	6,292
Total interest expense	$24,370	$25,418	$48,566	$55,259
The financing transactions entered into in 2024 were accounted for as a modification of the existing debt under ASC 470-50, Debt—Modifications and Extinguishments.
The Company incurred $0.9 million and $6.3 million of fees and expenses related to post-closing costs attributable to the modification, which were expensed as incurred in the second quarter and first six months of 2025, respectively, and are included in Interest expense on the Condensed Consolidated Statements of Operations.
The Existing 9.875% Notes and the New 9.875% Notes carry fixed interest rates of 9.875%. The Existing 4.625% Notes and the New 4.625% Notes carry fixed interest rates of 4.625%. The Initial First Lien Term Loan had an effective interest rate of 9.67% as of June 30, 2026. The Delayed Draw First Lien Term Loan had an interest rate of 9.64% as of June 30, 2026. The Company paid a ticking fee associated with the undrawn Delayed Draw Commitments in an amount equal to 3.75% per annum.
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
Brazil Clause IV
Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, and such amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the lower state court initially ruled in favor of the employees. GrafTech Brazil appealed, and the appeal was rejected by the labor court of appeal. GrafTech Brazil filed a further appeal to the Superior Labor Court (“TST”). The 5th Panel of the TST reversed the prior decisions, holding that the Labor Union’s claim was fully time barred. The employees filed a further appeal, and, on September 12, 2022, we filed our

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
response in opposition. On March 19, 2026, the SDI-I at the TST granted the appeal filed by the employees to reject one of the statute of limitations defenses argued by GrafTech Brazil and remanded the case to the 5th Panel for further adjudication on secondary defenses. On May 8, 2026, GrafTech Brazil filed a motion for clarification at the SDI-1 of the TST. While GrafTech Brazil's appeal is pending, the Labor Union applied for the provisional enforcement to quantify the compensation to be paid to employees. The proceeding is still in the early stages and no quantification has been made to date. We intend to vigorously defend our position. As of June 30, 2026, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
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

The following table summarizes the income tax benefit:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Income tax expense	$1,703	$51,207	$3,012	$43,995
Loss before income taxes	(38,768)	(35,679)	(80,736)	(82,242)
Effective tax rate	4.4%	143.5%	3.7%	53.5%
The effective tax rate for the second quarter and first six months of 2026 was different than the U.S. statutory tax rate of 21% primarily due to no tax benefit being recorded on U.S. and Switzerland losses with a valuation allowance and the mix of foreign earnings.
The effective tax rate for the second quarter and first six months of 2025 was different from the U.S. statutory rate of 21% primarily due to the recording of a valuation allowance against the Company’s previously realizable U.S. and Switzerland deferred tax assets of $34.2 million and $8.4 million, respectively. No benefit continues to be recognized on these losses through June 30, 2026.
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. All U.S. federal tax years prior to 2022 are generally closed by statute or have been audited and settled with the applicable domestic tax authorities. Other jurisdictions are generally closed for years prior to 2020.
There were no material changes to our valuation allowances in the first six months of 2026.

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
In the second quarter and first six months of 2026, we entered into foreign currency derivatives with maturities of one month to 12 months in order to protect against the risk that cash flows associated with certain sales and purchases denominated in a currency other than the U.S. dollar will be adversely affected by future changes in foreign exchange rates. These derivatives are designated as cash flow hedges. The resulting unrealized gains or losses from these derivatives are recorded in Accumulated Other Comprehensive Loss (“AOCL”) and subsequently, when realized, are reclassified to net sales or cost of goods sold in the Condensed Consolidated Statements of Operations when the hedged exposures affect earnings.
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
The notional amounts of our outstanding derivative instruments as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
(Dollars in thousands)	Notional Amount	Notional Amount
Derivative instruments designated as hedges:
Foreign currency derivatives	$21,697	$—

Derivative instruments not designated as hedges:
Foreign currency derivatives	$30,668	$35,498
The fair value of our outstanding derivatives designated as hedges was a pre-tax unrealized loss of $0.5 million as of June 30, 2026, which was recorded in other accrued liabilities on the Condensed Consolidated Balance Sheets.
As of June 30, 2026, net realized pre-tax losses of $0.6 million related to our foreign currency derivatives were reported in AOCL and will be released to earnings within the next 12 months. No ineffectiveness expense was recorded in the second quarter or first six months of 2026 or 2025.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The pre-tax realized gains on designated cash flow hedges are recognized in the Statements of Operations when the hedged item impacts earnings and were as follows for the periods ended June 30, 2026 and 2025:

		Amount of Gain Recognized
	Location of Realized Gain Recognized in the Condensed Consolidated Statement of Operations	Three Months Ended June 30,
(Dollars in thousands)		2026	2025
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Cost of goods sold	$(4)	$(188)

		Amount of Gain Recognized
	Location of Realized Gain Recognized in the Condensed Consolidated Statement of Operations	Six Months Ended June 30,
(Dollars in thousands)		2026	2025
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Cost of goods sold	$(15)	$(245)
Pretax gains on non-designated derivatives recognized in earnings were as follows:

		Amount of Loss (Gain) Recognized
	Location of Loss (Gain) Recognized in the Condensed Consolidated Statement of Operations	Three Months Ended June 30,
(Dollars in thousands)		2026	2025
Derivatives not designated as hedges:
Foreign currency derivatives	Cost of goods sold	$533	$(292)

		Amount of Loss (Gain) Recognized
	Location of Loss (Gain) Recognized in the Condensed Consolidated Statement of Operations	Six Months Ended June 30,
(Dollars in thousands)		2026	2025
Derivatives not designated as hedges:
Foreign currency derivatives	Cost of goods sold	$296	$(528)
The following table summarizes the fair value of our outstanding derivatives not designated as hedges (on a gross basis) and balance sheet classification as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
(Dollars in thousands)	Fair Value	Fair Value
Prepaid and other current assets
Foreign currency derivatives	$193	$217

Other accrued liabilities
Foreign currency derivatives	(60)	(26)
Net asset	$133	$191

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(11)     Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, including the amounts reclassified, for the second quarter and first six months of 2026 and 2025 were as follows:

(Dollars in thousands)	Gains and Losses on Foreign Currency Cash Flow Hedges	Foreign Currency Translation	Total
Balance at March 31, 2026	$(382)	$(11,618)	$(12,000)
Other comprehensive loss before reclassifications	(104)	(1,203)	(1,307)
Amounts reclassified from accumulated other comprehensive loss	(155)	—	(155)
Net current period other comprehensive loss before tax	(259)	(1,203)	(1,462)
Deferred taxes	—	—	—
Net current period other comprehensive loss after tax	(259)	(1,203)	(1,462)
Balance at June 30, 2026	$(641)	$(12,821)	$(13,462)

Balance at March 31, 2025	$164	$(30,977)	$(30,813)
Other comprehensive income before reclassifications	151	21,981	22,132
Amounts reclassified from accumulated other comprehensive income	(188)	—	(188)
Net current period other comprehensive (loss) income before tax	(37)	21,981	21,944
Deferred taxes	(5)	—	(5)
Net current period other comprehensive (loss) income after tax	(32)	21,981	21,949
Balance at June 30, 2025	$132	$(8,996)	$(8,864)

(Dollars in thousands)	Gains and Losses on Foreign Currency Cash Flow Hedges	Foreign Currency Translation	Total
Balance at December 31, 2025	$24	$(8,996)	$(8,972)
Other comprehensive loss before reclassifications	(499)	(3,825)	(4,324)
Amounts reclassified from accumulated other comprehensive loss	(166)	—	(166)
Net current period other comprehensive loss before tax	(665)	(3,825)	(4,490)
Deferred taxes	—	—	—
Net current period other comprehensive loss after tax	(665)	(3,825)	(4,490)
Balance at June 30, 2026	$(641)	$(12,821)	$(13,462)

Balance at December 31, 2024	$214	$(43,573)	$(43,359)
Other comprehensive income before reclassifications	151	34,577	34,728
Amounts reclassified from accumulated other comprehensive income	(245)	—	(245)
Net current period other comprehensive (loss) income before tax	(94)	34,577	34,483
Deferred taxes	(12)	—	(12)
Net current period other comprehensive (loss) income after tax	(82)	34,577	34,495
Balance at June 30, 2025	$132	$(8,996)	$(8,864)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(12)     Loss per Share
All share and per share data in the table and discussion below have been retroactively adjusted for all periods presented to reflect the 1-for-10 reverse stock split which became effective on August 29, 2025. The following table presents a reconciliation of the numerator and denominator of basic and diluted loss per share for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2026	2025	2026	2025
Numerator for basic and diluted loss per share:
Net loss	$(40,471)	$(86,886)	$(83,748)	$(126,237)
Denominator:
Weighted average common shares outstanding for basic calculation	26,254,657	25,918,456	26,173,246	25,878,066
Weighted average common shares outstanding for diluted calculation	26,254,657	25,918,456	26,173,246	25,878,066
Basic loss per share	$(1.54)	$(3.35)	$(3.20)	$(4.88)
Diluted loss per share	$(1.54)	$(3.35)	$(3.20)	$(4.88)
Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is calculated by dividing net loss by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted loss per share calculation for the three and six months ended June 30, 2026 excludes the dilutive effect of approximately 7,303 shares and 13,557 shares, respectively, and 28,965 shares and 28,162 shares for the three and six months ended June 30, 2025, respectively, primarily related to restricted stock units (“RSUs”), as their inclusion would have been anti-dilutive due to the Company’s net loss.
Additionally, the weighted average common shares outstanding for the diluted loss per share calculation excludes consideration of 435,402 and 485,447 equivalent shares for the three and six months ended June 30, 2026, respectively, and 744,025 and 670,465 equivalent shares for the three and six months ended June 30, 2025, respectively, as their effect would have been anti-dilutive.
(13)     Stock-Based Compensation
The Human Resources and Compensation Committee of our Board of Directors granted 27,711 deferred share units (“DSUs”) and 55,866 deferred RSUs (“DRSUs”) to our non-employee directors in the first six months of 2026 under our Omnibus Equity Incentive Plan. No equity grants were made to our employees in the first six months of 2026 under Omnibus Equity Incentive Plan.
We measure the fair value of grants of DSUs and DRSUs based on the closing market price of a share of our common stock on the date of the grant (or if the market is not open for trading on such date, the immediately preceding day on which the market is open for trading). The weighted average fair value per share was $6.32 for DSUs and $8.95 for DRSUs granted to non-employee directors during the six months ended June 30, 2026.
During the first six months of 2026, the Company issued an aggregate of 250,000 of common stock purchase warrants to a consultant pursuant to an agreement with respect to consulting services. The warrants were measured at their fair value on the grant date, resulting in stock-based compensation expense of $0.7 million, which was recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations.
In the three months ended June 30, 2026 and 2025, we recognized $1.4 million and $1.8 million, respectively, of stock-based compensation expense. The majority of the expense, $1.2 million and $1.6 million, respectively, was recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations, with the remaining expense recorded in cost of goods sold.
In the six months ended June 30, 2026 and 2025, we recognized $3.3 million and $2.4 million, respectively, of stock-based compensation expense. The majority of the expense, $2.9 million and $1.9 million, respectively, was recorded in selling and

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
administrative expense in the Condensed Consolidated Statements of Operations, with the remaining expense recorded in cost of goods sold.
As of June 30, 2026, the unrecognized compensation cost related to the unvested portion of all stock-based awards was approximately $4.1 million and is expected to be recognized over the remaining vesting period of the respective grants.
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
As of June 30, 2026 and December 31, 2025, $8.2 million and $3.9 million, respectively, of SFP obligations were included in accounts payable on the Condensed Consolidated Balance Sheets and, upon settlement, are reflected as cash flow from operating activities in the Condensed Consolidated Statements of Cash Flows.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(15)     Other Expense (Income), net
The following table presents the details of other expense (income), net:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Loss (gain) on sale of assets	$2	$—	$(12,277)	$—
Bank charges	219	181	548	335
Tax Receivable Agreement adjustment	—	(3,802)	—	(3,791)
Other	313	1,195	215	1,477
Total other expense (income), net	$534	$(2,426)	$(11,514)	$(1,979)
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

The Company had no significant continuing involvement with the disposed landfill assets following the sale.

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
Operational and Commercial Update
Sales volume for the second quarter of 2026 was 30.8 thousand metric tons (“MT”) and increased 8% compared to the second quarter of 2025.
For the second quarter of 2026, our weighted-average realized price was approximately $3,900 per MT. This represented a decrease of 7% compared to the second quarter of 2025. The year-over-year pricing decline reflected persistent competitive pressures across most of our principal commercial regions, partially mitigated by favorable mix as we achieved 29% sales volume growth in the United States, which remains the strongest region for graphite electrode pricing.
Production volume was 33.4 thousand MT for the second quarter of 2026, resulting in a capacity utilization rate of 74%, up from 65% for the second quarter of 2025. While production volume has exceeded sales volume for the first six months of 2026, our expectation remains to balance our production and sales volume levels on a full-year basis.
Outlook
Global steel demand, outside of China, is projected to grow modestly in 2026, with anticipated growth in most of our key commercial regions. In the United States, modest demand growth, coupled with favorable trade policies, has driven a 6% increase in steel production year-to-date. In Europe, while steel production is flat year-to-date, the steel market outlook is improving reflecting recently approved increases in trade protections.
Supported by these favorable steel production trends, demand for graphite electrodes is expected to improve modestly in 2026. For GrafTech, with more than 90% of our anticipated volume already committed in our order book, we continue to expect a 5–10% year-over-year increase in graphite electrode sales volume for 2026 as we continue to gain market share.
While demand trends are improving, current industry-wide pricing levels do not reflect the indispensable nature of graphite electrodes for electric arc furnace steelmaking. As a result, we are taking deliberate actions to restore more sustainable pricing and improve our profitability. These include the previously announced price increases of $600 to $1,200 per metric ton on uncommitted volume, actively supporting graphite electrode trade cases in key jurisdictions, including the United States and Brazil, and continuing to optimize our order book by prioritizing higher-value regions while foregoing volume opportunities where margins are unacceptably low. Since announcing our price increases near the end of the first quarter of 2026, we have secured new customer commitments at weighted-average prices that are more than 15% above those for comparable commitments entered into during the first quarter of 2026.
On costs, geopolitical developments continue to impact key input costs, including oil-based raw materials, energy and logistics. However, reflecting our ongoing cost improvement initiatives, we expect to offset these headwinds. Accordingly, we continue to expect a low single-digit percentage-point decline in our cash cost of goods sold per MT for 2026 compared to 2025.
We are also maintaining disciplined capital and working capital management. For 2026, we continue to expect a modest increase in working capital for the full year to support higher volume. We continue to anticipate our full-year capital expenditures will be approximately $35 million, consistent with maintaining our assets at current utilization levels.
Longer term, we remain confident in the structural drivers of demand growth for graphite electrodes. The ongoing shift toward electric arc furnace steelmaking and growing demand for petroleum needle coke in battery applications are expected to support

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

sustained industry growth. We believe the actions we are taking, combined with our vertical integration and industry-leading capabilities, position GrafTech to generate stronger financial performance as market conditions normalize.
Capital Structure and Liquidity
During the second quarter of 2026, we drew the remaining $100 million that was available under our delayed draw first lien term loan facility that closed in December 2024, prior to the expiration of the delayed draw commitments on July 23, 2026.
As of June 30, 2026, we had liquidity of $253.0 million, consisting of cash and cash equivalents of $145.4 million and $107.6 million of availability under our 2018 Revolving Credit Facility. As of June 30, 2026, we had total debt of approximately $1.2 billion.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Key financial measures

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net sales	$127,362	$131,840	$252,463	$243,679
Net loss	(40,471)	(86,886)	(83,748)	(126,237)
Loss per share(1)(2)	(1.54)	(3.35)	(3.20)	(4.88)
EBITDA(3)	(198)	3,435	(3,763)	(1,439)
Adjusted net loss(3)	(38,582)	(42,247)	(92,109)	(76,402)
Adjusted loss per share(1)(2)(3)	(1.47)	(1.63)	(3.52)	(2.95)
Adjusted EBITDA(3)	1,898	3,471	(11,652)	(201)
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except utilization)	2026	2025	2026	2025
Sales volume (MT)	30.8	28.6	58.9	53.3
Production volume (MT)	33.4	29.4	62.8	57.9
Production capacity (MT)(1)(2)	45.0	45.0	90.0	90.0
Capacity utilization(3)	74%	65%	70%	64%
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Results of Operations
The Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
The table presented in our period-over-period comparisons summarizes our Condensed Consolidated Statements of Operations and illustrates key financial indicators used to assess the consolidated financial results. Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	Three Months Ended June 30,		Increase/ (Decrease)	% Change
(Dollars in thousands)	2026	2025
Net sales	$127,362	$131,840	$(4,478)	(3)%
Cost of goods sold	125,263	129,885	(4,622)	(4)%
Lower of cost or market inventory valuation adjustment	2,521	1,893	628	33%
Gross (loss) profit	(422)	62	(484)	(781)%
Research and development	1,539	1,348	191	14%
Selling and administrative expenses	12,616	13,267	(651)	(5)%
Operating loss	(14,577)	(14,553)	(24)	—%
Other expense (income), net	534	(2,426)	2,960	(122)%
Interest expense	24,370	25,418	(1,048)	(4)%
Interest income	(713)	(1,866)	1,153	(62)%
Loss before income taxes	(38,768)	(35,679)	(3,089)	9%
Income tax expense	1,703	51,207	(49,504)	(97)%
Net loss	$(40,471)	$(86,886)	$46,415	(53)%
Net sales decreased $4.5 million, or 3%, compared to the second quarter of 2025, reflecting a year-over-year decrease in our weighted-average realized price, partially offset by higher sales volume.
Cost of goods sold decreased $4.6 million, or 4%, compared to the second quarter of 2025. Inventory written down in prior periods due to LCM inventory valuation adjustments had an $8.0 million favorable impact on cost of goods sold in the second quarter of 2026 compared to a $4.3 million favorable impact in the second quarter of 2025, resulting in a $3.7 million favorable impact year over year. These favorable impacts were partially offset by increased volume. Our cash cost of goods sold on a per MT basis decreased 6% compared to the second quarter of 2025.
Selling and administrative expenses decreased $0.7 million, or 5%, compared to the second quarter of 2025. The decrease is primarily due to reduced stock-based compensation expense due to forfeitures during the second quarter of 2026.
Other expense (income), net represented expense of $0.5 million in the second quarter of 2026, compared to income of $2.4 million in the second quarter of 2025. The second quarter of 2025 included a benefit related to the write off of the remaining $3.8 million liability associated with our Tax Receivable Agreement.
Interest expense decreased $1.0 million, or 4%, compared to the second quarter of 2025. Interest expense for the second quarter of 2025 included $0.9 million of debt modification costs due to post-closure costs related to our debt transaction consummated in the fourth quarter of 2024 and were primarily legal, advisory and other administrative costs. See Note 7, “Interest Expense” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The following table summarizes income tax expense:

	Three Months Ended June 30,
(Dollars in thousands)	2026	2025

Income tax expense	$1,703	$51,207
Loss before income taxes	(38,768)	(35,679)
Effective tax rate	4.4%	143.5%

The effective tax rate for the second quarter of 2026 was different than the U.S. statutory tax rate of 21% primarily due to no tax benefit being recorded on U.S. and Switzerland losses with a valuation allowance. In the second quarter of 2025, the Company recognized a valuation allowance on the net tax assets carried in the United States and Switzerland of $34.2 million and $8.4 million, respectively. Tax benefits associated with losses realized after June 30, 2025 in the United States and Switzerland are not reflected in the effective tax rate, resulting in a tax expense recognized in the current period, despite the loss incurred on a consolidated basis. Therefore, the effective tax rate for the second quarter of 2026 was different than the U.S. statutory rate of 21% primarily due to our valuation allowance position and, to a lesser extent, the mix of U.S. and foreign earnings, tax incentives and provisions of the Tax Cuts and Jobs Act. See Note 9, “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements for further discussion.
The Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
The table presented in our period-over-period comparisons summarizes our Consolidated Statements of Operations and illustrates key financial indicators used to assess the consolidated financial results. Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	Six Months Ended June 30,		Increase/ (Decrease)	% Change
(Dollars in thousands)	2026	2025
Net sales	$252,463	$243,679	$8,784	4%
Cost of goods sold	260,096	240,650	19,446	8%
Lower of cost or market inventory valuation adjustment	7,779	4,676	3,103	66%
Gross loss	(15,412)	(1,647)	(13,765)	836%
Research and development	2,982	3,227	(245)	(8)%
Selling and administrative expenses	26,844	27,889	(1,045)	(4)%
Operating loss	(45,238)	(32,763)	(12,475)	38%
Other income, net	(11,514)	(1,979)	(9,535)	482%
Interest expense	48,566	55,259	(6,693)	(12)%
Interest income	(1,554)	(3,801)	(2,247)	59%
Loss before income taxes	(80,736)	(82,242)	1,506	(2)%
Income tax expense	3,012	43,995	(40,983)	(93)%
Net loss	$(83,748)	$(126,237)	$42,489	(34)%
Net sales increased $8.8 million, or 4%, compared to the first six months of 2025, reflecting higher sales volume partially offset by a year-over-year decrease in our weighted-average realized price.
Cost of goods sold increased $19.4 million, or 8%, compared to the first six months of 2025, reflecting increased sales volume. In addition, inventory written down in prior periods due to LCM inventory valuation adjustments had a $15.5 million favorable impact on cost of goods sold in the first six months of 2026 compared to a $16.7 million favorable impact in the first six months of 2025, resulting in a $1.2 million unfavorable impact year over year. Our cash cost of goods sold on a per MT basis decreased 1% compared to the first six months of 2025.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Selling and administrative expenses decreased $1.0 million, or 4%, compared to the first six months of 2025. The decrease is primarily due to reduced legal spend, partially offset by an increase to our allowance for doubtful accounts in the first quarter of 2026.
Other income, net represented income of $11.5 million in the first six months of 2026, compared to $2.0 million in the first six months of 2025. In the first six months of 2026, we recognized a $12.3 million gain related to the sale of assets associated with previously divested operations, consisting of $9.3 million of cash proceeds in excess of the carrying value of the assets, net of fees and the derecognition of $3.1 million of liabilities associated with the sites.
Interest expense decreased $6.7 million, or 12%, compared to the first six months of 2025. Interest expense for the first six months of 2025 included $6.3 million of debt modification costs due to post-closure costs related to our debt transaction consummated in the fourth quarter of 2024 and were primarily legal, advisory and other administrative costs. See Note 7, “Interest Expense” in the Notes to the Condensed Consolidated Financial Statements for further discussion.
The following table summarizes income tax expense:

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Income tax expense	$3,012	$43,995
Loss before income taxes	(80,736)	(82,242)
Effective tax rate	3.7%	53.5%
The effective tax rate for the first six months of 2026 was different than the U.S. statutory tax rate of 21% primarily due to no tax benefit being recorded on U.S. and Switzerland losses with a valuation allowance. In the second quarter of 2025, the Company recognized a valuation allowance on the net tax assets carried in the United States and Switzerland of $34.2 million and $8.4 million, respectively. Tax benefits associated with losses realized after June 30, 2025 in the United States and Switzerland are not reflected in the effective tax rate, resulting in a tax expense recognized in the current period, despite the loss incurred on a consolidated basis. Therefore, the effective tax rate for the second quarter of 2026 was different than the U.S. statutory rate of 21% primarily due to our valuation allowance position. See Note 9, “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements for further discussion.
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
The impact of these changes in the average exchange rates of other currencies against the U.S. dollar on our net sales was an increase of $0.5 million and $3.3 million for the second quarter and first six months of 2026, respectively, compared to the same periods of 2025. The impact of these changes on our cost of goods sold was a decrease of $1.4 million and $8.1 million for the second quarter and first six months of 2026, respectively, compared to the same periods of 2025.
We have in the past and may in the future use various financial instruments to manage certain exposures to risks caused by currency exchange rate changes, as described under Part I, Item 3., Quantitative and Qualitative Disclosures about Market Risk.
Liquidity and Capital Resources
Our sources of funds have consisted principally of cash flow from operations and debt, including our credit facilities (subject to continued compliance with the financial covenants and representations), as well as sales of equity and assets from time to time.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Our uses of those funds (other than for operations) have consisted principally of capital expenditures, debt repayment and other general purposes. On an ongoing basis, we expect to evaluate and consider strategic transactions, including acquisitions, divestitures, joint ventures, equity investments, equity and debt issuances, refinancing our existing debt or repurchases of our outstanding debt obligations in open market or privately negotiated transactions, as well as other strategic transactions. These transactions may require cash expenditures, which may be funded through a combination of cash on hand, proceeds from the issuance of debt or from equity offerings. Disruptions in the U.S. and international financial markets could adversely affect our liquidity and the cost and availability of financing to us in the future.
We believe that we have adequate liquidity to meet our needs for at least the next twelve months. As of June 30, 2026, we had liquidity of $253.0 million, consisting of cash and cash equivalents of $145.4 million and $107.6 million of availability under our 2018 Revolving Credit Facility (after giving effect to $7.9 million of letters of credit). As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenants thereunder (see below and Note 5, “Debt and Liquidity”), our operating performance as of June 30, 2026 and December 31, 2025 resulted in a restriction of the availability under the 2018 Revolving Credit Facility. We had long-term debt of $1.2 billion and $1.1 billion as of June 30, 2026 and December 31, 2025, respectively. As of December 31, 2025, we had liquidity of $340.0 million, consisting of cash and cash equivalents of $138.4 million, $101.6 million of availability under our 2018 Revolving Credit Facility (after giving effect to $13.8 million of letters of credit) and $100.0 million of availability under our Initial First Lien Term Loan Facility (with respect to the Delayed Draw Commitments thereunder).
As of June 30, 2026 and December 31, 2025, $48.8 million and $45.6 million, respectively, of our cash and cash equivalents were located outside of the U.S. We repatriate funds from our foreign subsidiaries through dividends or repayment of intercompany obligations. All of our subsidiaries face the customary statutory limitation that distributed dividends cannot exceed the amount of retained and current earnings. Upon repatriation to the U.S., the foreign source portion of dividends we receive from our foreign subsidiaries are not subject to U.S. federal income tax because the amounts were either previously taxed or are exempted from tax by Section 245A of the Internal Revenue Service Code.
Cash flow. Our cash flow typically fluctuates significantly between quarters due to various factors. These factors include customer order patterns, production cadence, seasonal fluctuations in working capital requirements, timing of tax and interest payments and other factors.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
The New Notes Indentures contain certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, to incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, incur or suffer to exist liens securing indebtedness, make certain investments, engage in certain transactions with affiliates, consummate certain asset sales and effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets. Pursuant to the New Notes Indentures, if our pro forma consolidated total net leverage ratio is no greater than 2.50 to 1.00, we can make restricted payments so long as no default or event of default has occurred and is continuing. If our pro forma consolidated total net leverage ratio is greater than 2.50 to 1.00, we can make restricted payments pursuant to certain baskets. We were in compliance with all of our debt covenants in the New Notes Indentures as of June 30, 2026 and December 31, 2025.
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
The Existing 4.625% Notes Indenture contains certain events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Finance, all outstanding Existing 4.625% Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding Existing 4.625% Notes may declare all of the Existing 4.625% Senior Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of June 30, 2026 and December 31, 2025.
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
The Existing 9.875% Notes Indenture contains certain events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Global, all outstanding Existing 9.875% Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding Existing 9.875% Notes may declare all of the Existing 9.875% Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of June 30, 2026 and December 31, 2025.
Immediately following the Settlement Date, approximately $3.8 million aggregate principal amount of Existing 9.875% Notes remained outstanding.
Initial First Lien Term Loan Facility; Delayed Draw First Lien Term Loan Facility
On the Settlement Date, Barclays Bank plc (the “Fronting Lender”), agreed to provide GrafTech Global $175 million of new senior secured first lien term loans (the “Initial First Lien Term Loans”) and provided commitments (the “Delayed Draw Commitments”) with respect to $100 million of new senior secured first lien delayed draw term loans (together with the Initial First Lien Term Loans, the “First Lien Term Loans”). The First Lien Term Loans are governed by a new credit agreement, dated as of the Settlement Date, by and among GrafTech, as holdings, GrafTech Global, as borrower, GLAS USA LLC, as administrative agent, GLAS Americas LLC, as collateral agent, and the lenders from time to time party thereto (the “First Lien

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Term Loan Credit Agreement”). The Initial First Lien Term Loans were drawn in a single drawing on the Settlement Date. In June 2026, the Company drew the $100 million of available Delayed Draw Commitments.
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
The Company paid a ticking fee with respect to undrawn Delayed Draw Commitments in an amount equal to 3.75% per annum of the amount of such undrawn and outstanding commitments. The First Lien Term Loans are prepayable in whole or in part at the option of the Company (i) prior to the 24-month anniversary of the Settlement Date, subject to payment of a customary “make-whole” premium (which includes a 2.00% prepayment premium), (ii) on or after the 24-month anniversary of the Settlement Date through, but excluding, the 36-month anniversary of the Settlement Date, subject to a 2.00% prepayment premium, and (iii) on or after the 36-month anniversary of the Settlement Date, without a prepayment premium. If the Company sells certain of its assets, then GrafTech Global may be required to offer to prepay the First Lien Term Loans and/or other indebtedness of GrafTech Global and/or its subsidiaries.
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
2018 Term Loan and 2018 Revolving Credit Facility
In February 2018, the Company entered into a credit agreement (as amended, the “2018 Credit Agreement”), which provided for (i) a $2,250 million senior secured term facility (the “2018 Term Loan Facility”) after giving effect to the June 2018 amendment (the “First Amendment”) that increased the aggregate principal amount of the 2018 Term Loan Facility from $1,500 million to $2,250 million and (ii) a $330 million senior secured revolving credit facility after giving effect to the May 2022 amendment that increased the revolving commitments under the 2018 Credit Agreement by $80 million from $250 million (the “2018 Revolving Credit Facility”). GrafTech Finance Inc. (“GrafTech Finance”) was the sole borrower under the 2018 Term Loan Facility while GrafTech Finance, GrafTech Switzerland SA (“Swissco”) and GrafTech Luxembourg II S.à.r.l. (“Luxembourg Holdco” and, together with GrafTech Finance and Swissco, the “Co-Borrowers”) were co-borrowers under the 2018 Revolving Credit Facility. In December 2024, the 2018 Credit Agreement was further amended to provide for a $225 million senior secured first lien revolving credit facility, reducing the revolving commitments under the 2018 Credit Agreement by $105 million. On June 26, 2023, GrafTech repaid the term loans under the 2018 Term Loan Facility with proceeds from the Existing 9.875% Notes issuance. As of June 30, 2026 and December 31, 2025, there were no outstanding term loans under the 2018 Term Loan Facility.
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
The 2018 Revolving Credit Facility matures on November 30, 2028, subject to a springing maturity date 91 days prior to the maturity date of certain other reference indebtedness. As of June 30, 2026 and December 31, 2025, the availability under our 2018 Revolving Credit Facility was $107.6 million and $101.6 million, respectively. As of June 30, 2026 and December 31, 2025, there were no borrowings outstanding on the 2018 Revolving Credit Facility and there was $7.9 million and $13.8 million, respectively, of letters of credit drawn against the 2018 Revolving Credit Facility as of each date. As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenants thereunder, our

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

operating performance as of June 30, 2026 and December 31, 2025 resulted in our inability to access the full amount of commitments under the facility.
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
The 2018 Revolving Credit Facility has customary negative covenants and events of default and is required to be prepaid in the case of certain mandatory prepayments of the First Lien Term Loans. The 2018 Revolving Credit Facility also includes a financial covenant requiring that the Company have a Senior Secured First Lien Net Leverage Ratio of no more than 4.00 to 1.00, tested quarterly, to the extent outstanding revolving loans and letters of credit (subject to certain exclusions) exceed 51.3% of the amount of commitments then-existing under the 2018 Revolving Credit Facility. We were in compliance with all of our debt covenants as of June 30, 2026 and December 31, 2025.
Common Stock Issuances
On May 29, 2026, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Evercore Group L.L.C. (“Evercore”), as sales agent. Pursuant to the terms of the Equity Distribution Agreement, the Company may offer and sell through Evercore, from time to time and at its sole discretion, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $50,000,000 (the “ATM Program”). The sales, if any, may be made by any method permitted that is deemed an “at the market offering” as defined under Rule 415 under the Securities Act of 1933, as amended.
During the second quarter and first six months of 2026, the Company issued 44,280 shares of common stock under the Equity Distribution Agreement. The Company incurred offering costs of approximately $0.7 million, which were recorded as a reduction of the gross proceeds and are reflected as a reduction of additional paid-in capital. Net proceeds received by the Company were approximately $0.4 million. The Company utilized the net proceeds from the ATM Program for general corporate purposes. The upfront costs associated with our updated shelf registration and equity issuance program recognized during the three- and six-month periods were, as is typical, incurred primarily at the outset of the program and were therefore disproportionate to the amount of capital raised during the period. However, the costs associated with the ATM Program are expected to become smaller relative to the amount of net proceeds raised throughout the ATM Program.
Uses of Liquidity
In July 2019, our Board of Directors authorized a program to repurchase up to $100.0 million of our outstanding common stock. In November 2021, our Board of Directors authorized the repurchase of an additional $150.0 million of stock repurchases under this program. We may purchase shares from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18 plans. The amount and timing of repurchases are subject to a variety of factors including liquidity, stock price, applicable legal requirements, other business objectives and market conditions. In the first six months of 2026, we did not repurchase any shares of our common stock. As of June 30, 2026, we had $99.0 million remaining under our stock repurchase authorization.
Potential uses of our liquidity (other than operations) include capital expenditures, debt repayments, dividends, share repurchases, and other general purposes. Any such potential uses of our liquidity may, subject to certain restrictions, be funded by existing available liquidity, the incurrence of new secured or unsecured loans, capital market issuances, including under our ATM Program, divestitures, joint ventures or equity investments. An improving economy, while resulting in improved results of operations, could increase our cash requirements to purchase inventories, make capital expenditures and fund payables and other obligations until increased accounts receivable are converted into cash. A downturn, including any recession, could significantly and negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost and availability of such financing.
In order to seek to minimize our credit risks, we may reduce our sales of, or refuse to sell (except for prepayment, cash on delivery or under letters of credit or parent guarantees), our products to some customers and potential customers. Our unrecovered trade receivables worldwide have not been material during the last two years individually or in the aggregate.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

We manage our capital expenditures by taking into account quality, plant reliability, safety, environmental and regulatory requirements, prudent or essential maintenance requirements, global economic conditions, available capital resources, liquidity, long-term business strategy and return on invested capital for the relevant expenditures, cost of capital and return on invested capital of the Company as a whole and other factors.     Capital expenditures totaled $19.0 million in the six months ended June 30, 2026. We continue to expect full-year capital expenditures to be approximately $35.0 million for 2026.
In the event that operating cash flows fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would need to be made up by borrowings under the 2018 Revolving Credit Facility, to the extent available, or other liquidity options described above. The Company also maintains access to credit and capital markets and may incur additional debt or issue equity securities from time to time, including under our ATM Program, which may provide an additional source of liquidity. However, there can be no guarantee that we would be able to access the credit or capital markets on commercially satisfactory terms or at all.
Cash Flow
The following table summarizes our cash flow activities:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(83,546)	$(85,422)
Investing activities	(9,751)	(14,157)
Financing activities	99,939	(264)
Net change in cash and cash equivalents	$6,642	$(99,843)
Net cash used in operating activities decreased $1.9 million in the first six months of 2026 compared to the first six months of 2025. The decrease was primarily due to a $18.5 million decrease in cash used for working capital. Accounts payable and other accruals increased by $5.4 million in the first six months of 2026 compared to a decrease of $21.8 million in the first six months of 2025 primarily due to the timing of purchases and payments. Cash used for inventories decreased $5.5 million in the first six months of 2026 compared to the first six months of 2025, which included a planned inventory build. Cash flow provided by accounts receivable decreased $9.7 million in the first six months of 2026 compared to the first six months of 2025 primarily due to increased sales volume.
Net cash used in investing activities was $9.8 million in the six months ended June 30, 2026 compared to $14.2 million in the six months ended June 30, 2025. In the first six months of 2026, we received $9.3 million of cash from the sale of assets associated with previously divested locations.
Net cash provided by (used in) financing activities was $99.9 million in the first six months of 2026 compared to a $0.3 million cash use in the first six months of 2025, primarily due to drawing the remaining $100.0 million available under our Delayed Draw First Lien Term Loan.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The following tables reconcile our non-GAAP financial measures to the most directly comparable GAAP measures:

Reconciliation of Net Loss to Adjusted Net Loss
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands; except per share data)	2026	2025	2026	2025
Net loss	$(40,471)	$(86,886)	$(83,748)	$(126,237)

Diluted loss per common share:
Net loss per share(1)	$(1.54)	$(3.35)	$(3.20)	$(4.88)
Weighted average shares outstanding(1)	26,254,657	25,918,456	26,173,246	25,878,066

Adjustments, pre-tax:
Pension and OPEB plan expenses(2)	532	633	1,063	1,261
Foreign currency remeasurement(3)	484	1,363	408	1,346
Stock-based compensation expense	1,078	1,842	2,917	2,422
Loss (gain) on sale of assets(4)	2	—	(12,277)	—
Tax Receivable Agreement adjustment(5)	—	(3,802)	—	(3,791)
Debt modification costs(6)	—	932	—	6,293
Total non-GAAP adjustments pre-tax	2,096	968	(7,889)	7,531
Valuation allowance adjustments(7)	—	(42,624)	—	(42,624)
Income tax impact on non-GAAP adjustments	207	(1,047)	472	320
Adjusted net loss	$(38,582)	$(42,247)	$(92,109)	$(76,402)
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
(4)Loss (gain) recognized related to the sale of assets associated with previously divested operations.
(5)Prior to the second quarter of 2025, when the Company established a full valuation allowance, represents expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that have been utilized.
(6)Debt modification costs related to the December 2024 debt transactions, which are recognized in interest expense on the Condensed Consolidated Statements of Operations.
(7)Represents non-cash income tax expense recorded in the second quarter of 2025 related to the establishment of a full valuation allowance against the Company’s U.S. and Switzerland deferred tax assets.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of Loss per share to Adjusted Loss per Share
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loss per share(1)	$(1.54)	$(3.35)	$(3.20)	$(4.88)
Adjustments per share:
Pension and OPEB plan expenses(2)	0.02	0.03	0.04	0.05
Foreign currency remeasurement(3)	0.02	0.05	0.02	0.06
Stock-based compensation expense	0.04	0.07	0.11	0.09
Loss (gain) on sale of assets(4)	—	—	(0.47)	—
Tax Receivable Agreement adjustment(5)	—	(0.15)	—	(0.15)
Debt modification costs(6)	—	0.04	—	0.24
Total non-GAAP adjustments pre-tax per share	0.08	0.04	(0.30)	0.29
Valuation allowance adjustments(7)	—	(1.64)	—	(1.65)
Income tax impact on non-GAAP adjustments per share	0.01	(0.04)	0.02	0.01
Adjusted loss per share	$(1.47)	$(1.63)	$(3.52)	$(2.95)
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
(4)Loss (gain) recognized related to the sale of assets associated with previously divested operations.
(5)Prior to the second quarter of 2025, when the Company established a full valuation allowance, represents expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that have been utilized.
(6)Debt modification costs related to the December 2024 debt transactions, which are recognized in interest expense on the Condensed Consolidated Statements of Operations.
(7)Represents non-cash income tax expense recorded in the second quarter of 2025 related to the establishment of a full valuation allowance against the Company’s U.S. and Switzerland deferred tax assets.

Reconciliation of Net Loss to Adjusted EBITDA	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Net loss	$(40,471)	$(86,886)	$(83,748)	$(126,237)
Add:
Depreciation and amortization	14,913	15,562	29,961	29,345
Interest expense	24,370	25,418	48,566	55,259
Interest income	(713)	(1,866)	(1,554)	(3,801)
Income taxes	1,703	51,207	3,012	43,995
EBITDA	(198)	3,435	(3,763)	(1,439)
Adjustments:
Pension and OPEB plan expenses(1)	532	633	1,063	1,261
Foreign currency remeasurement(2)	484	1,363	408	1,346
Stock-based compensation expense	1,078	1,842	2,917	2,422
Loss (gain) on sale of assets(3)	2	—	(12,277)	—
Tax Receivable Agreement adjustment(4)	—	(3,802)	—	(3,791)
Adjusted EBITDA	$1,898	$3,471	$(11,652)	$(201)
(1)Net periodic benefit cost for our pension and OPEB plans.
(2)Non-cash losses from foreign currency remeasurement of non-operating assets and liabilities of our non-U.S. subsidiaries where the functional currency is the U.S. dollar.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(3)Loss (gain) recognized related to the sale of assets associated with previously divested operations.
(4)Prior to the second quarter of 2025, when the Company established a full valuation allowance, represents expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that have been utilized.

Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow and Adjusted Free Cash Flow
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Net cash used in operating activities	$(68,612)	$(53,236)	$(83,546)	$(85,422)
Capital expenditures	(6,864)	(3,909)	(19,009)	(14,190)
Free cash flow	(75,476)	(57,145)	(102,555)	(99,612)

Debt modification costs(1)	—	3,808	—	6,001
Adjusted free cash flow	$(75,476)	$(53,337)	$(102,555)	$(93,611)
(1) Cash payments of debt modification costs related to the December 2024 debt transactions, which are recognized in interest expense on the Condensed Consolidated Statements of Operations and recognized in net cash used in operating activities on the Condensed Consolidated Statements of Cash Flows.

Reconciliation of Cost of Goods Sold to Cash Cost of Goods Sold per MT

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands; except per MT)	2026	2025	2026	2025
Cost of goods sold	$125,263	$129,885	$260,096	$240,650
Less:
Depreciation and amortization(1)	13,356	13,946	26,833	26,090
Cost of goods sold - by-products and other(2)	3,585	8,585	16,823	17,000
Cash cost of goods sold	108,322	107,354	216,440	197,560
Sales volume (in thousands of MT)	30.8	28.6	58.9	53.3
Cash cost of goods sold per MT	$3,517	$3,754	$3,675	$3,707
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
The outstanding foreign currency derivatives were in a pre-tax net unrealized loss position of $0.4 million as of June 30, 2026 and a pre-tax net unrealized gain position of $0.2 million as of December 31, 2025.
Sensitivity analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the underlying exposures as well as on the fair values of our derivatives. The sensitivity analysis for the derivatives represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction.
As of June 30, 2026, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would have impacted the fair value of our foreign currency hedge portfolio by $3.2 million.
A hypothetical increase or decrease in interest rates of 100 basis points would have impacted our interest expense by $0.5 million in the second quarter of 2026.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings
We are involved in various investigations, lawsuits, claims, demands, labor disputes and other legal proceedings, including with respect to environmental and human exposure or other personal injury matters, arising out of or incidental to the conduct of our business. While it is not possible to determine the ultimate disposition of each of these matters and proceedings, we do not believe that their ultimate disposition will have a material adverse effect on our financial position, results of operations or cash flows. Additionally, we are involved in the following legal proceeding:
Brazil Clause IV

Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, and such amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the lower state court initially ruled in favor of the employees. GrafTech Brazil appealed, and the appeal was rejected by the labor court of appeal. GrafTech Brazil filed a further appeal to the Superior Labor Court (“TST”). The 5th Panel of the TST reversed the prior decisions, holding that the Labor Union’s claim was fully time barred. The employees filed a further appeal, and, on September 12, 2022, we filed our response in opposition. On March 19, 2026, the SDI-I at the TST granted the appeal filed by the employees to reject one of the statute of limitations defenses argued by GrafTech Brazil and remanded the case to the 5th Panel for further adjudication on secondary defenses. On May 8, 2026, GrafTech Brazil filed a motion for clarification at the SDI-1 of the TST. While GrafTech Brazil's appeal is pending, the Labor Union applied for the provisional enforcement to quantify the compensation to be paid to employees. The proceeding is still in the early stages and no quantification has been made to date. We intend to vigorously defend our position. As of June 30, 2026, we are unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in Part 1, Item 1A., “Risk Factors,” in our Annual Report on Form 10-K filed on February 13, 2026.

Item 5. Other Information
None of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended June 30, 2026.

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

10.1
Equity Distribution Agreement, dated May 29, 2026, by and between GrafTech International Ltd. and Evercore Group L.L.C. (incorporated by reference to Exhibit 1.1 to GrafTech International Ltd.’s Current Report on Form 8-K filed May 29, 2026).

31.1*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Timothy K. Flanagan, Chief Executive Officer and President (Principal Executive Officer).

31.2*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Rory O’Donnell, Chief Financial Officer and Senior Vice President (Principal Financial Officer).

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy K. Flanagan, Chief Executive Officer and President (Principal Executive Officer).

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Rory O’Donnell, Chief Financial Officer and Senior Vice President (Principal Financial Officer).

101	The following financial information from GrafTech International Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).

____________________________
*    Filed herewith
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	July 24, 2026	By:	/s/ Rory O’Donnell
Rory O’Donnell
Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)