Form 10-Q
period 2026-09-30
GRAFTECH INTERNATIONAL LTD
filed 2026-10-23
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 16, 2026, 26,897,473 shares of common stock were outstanding.

Presentation of Financial, Market and Industry Data
We present our financial information on a consolidated basis. Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.
Certain market and industry data included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (this “Report”) has been obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications, government publications and third-party forecasts in conjunction with our assumptions about our market. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources have consented to the disclosure or use of data in this Report. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Cautionary Note Regarding Forward-Looking Statements” in this Report and “Risk Factors” in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report on Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 13, 2026.
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
•the sensitivity of our business and operating results to economic conditions, including any recession, and the possibility that others may not be able to fulfill their obligations to us in a timely fashion or at all;
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
•our ability to execute the closure of the Monterrey, Mexico facility (the “Mexico Facility Closure”) as planned;
•our ability to produce connecting pins at our facility located in Pamplona, Spain and our primary reliance on one facility for the manufacturing of connecting pins after the Mexico Facility Closure;
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
•our ability to obtain the estimated cost savings, capital expenditure reductions, working-capital release, and other benefits from the Mexico Facility Closure on the expected timing, or at all;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$134,312	$138,427
Accounts receivable, net of allowance for doubtful accounts of $3,203 as of September 30, 2026 and $3,271 as of December 31, 2025	77,819	73,235
Inventories	247,597	224,692
Prepaid and other current assets	59,490	48,180
Total current assets	519,218	484,534
Property, plant and equipment	982,320	986,946
Less: accumulated depreciation	529,504	497,016
Net property, plant and equipment	452,816	489,930
Deferred income taxes	9,232	9,318
Other assets	41,154	45,007
Total assets	$1,022,420	$1,028,789
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$67,734	$67,017
Accrued income and other taxes	9,665	8,047
Other accrued liabilities	45,296	48,363
Interest payable	23,604	4,764
Total current liabilities	146,299	128,191
Long-term debt	1,200,550	1,094,706
Other long-term obligations	38,538	40,388
Deferred income taxes	25,204	25,132
Commitments and contingencies - Note 8
Stockholders’ deficit:
Preferred stock, par value $0.01, 30,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01, 300,000,000 shares authorized, 26,897,473 and 25,820,110 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2,596	2,582
Additional paid-in capital	768,475	759,710
Accumulated other comprehensive loss	(15,571)	(8,972)
Accumulated deficit	(1,143,671)	(1,012,948)
Total stockholders’ deficit	(388,171)	(259,628)
Total liabilities and stockholders’ deficit	$1,022,420	$1,028,789
See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$140,163	$143,998	$392,626	$387,677
Cost of goods sold	132,526	132,041	392,622	372,691
Lower of cost or market inventory valuation adjustment	2,013	1,650	9,792	6,326
Gross profit (loss)	5,624	10,307	(9,788)	8,660
Research and development	1,458	1,639	4,440	4,866
Selling and administrative expenses	12,964	13,784	39,808	41,673
Restructuring and other exit charges	13,874	—	13,874	—
Operating loss	(22,672)	(5,116)	(67,910)	(37,879)

Other (income) expense, net	(774)	142	(12,288)	(1,837)
Interest expense	25,916	24,517	74,482	79,776
Interest income	(1,151)	(1,383)	(2,705)	(5,184)
Loss before income taxes	(46,663)	(28,392)	(127,399)	(110,634)
Income tax expense	105	90	3,117	44,085
Net loss	$(46,768)	$(28,482)	$(130,516)	$(154,719)

Basic loss per common share:
Net loss per share	$(1.76)	$(1.10)	$(4.96)	$(5.97)
Weighted average common shares outstanding	26,514,073	25,933,254	26,287,719	25,896,520
Diluted loss per common share:
Net loss per share	$(1.76)	$(1.10)	$(4.96)	$(5.97)
Weighted average common shares outstanding	26,514,073	25,933,254	26,287,719	25,896,520

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Net loss	$(46,768)	$(28,482)	$(130,516)	$(154,719)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(2,109)	1,601	(5,934)	36,178
Foreign currency derivatives, net of tax	—	(39)	(665)	(121)
Other comprehensive (loss) income, net of tax	(2,109)	1,562	(6,599)	36,057
Comprehensive loss	$(48,877)	$(26,920)	$(137,115)	$(118,662)

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities:
Net loss	$(130,516)	$(154,719)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	45,238	45,844
Deferred income tax expense	62	40,782
Non-cash stock-based compensation expense	4,146	3,434
Non-cash interest expense	5,843	5,844
Lower of cost or market inventory valuation adjustment	9,792	6,326
Non-cash restructuring charges	12,317	—
Gain on sale of assets	(12,777)	—
Changes in assets and liabilities:
Accounts receivable, net	(4,877)	9,142
Inventories	(31,294)	(15,034)
Prepaid and other current assets	(9,301)	(6,263)
Income taxes payable	(1,526)	(691)
Accounts payable and other accruals	8,855	(17,762)
Interest payable	18,840	16,816
Change in Tax Receivable Agreement	—	(5,824)
Other	(6,793)	11,383
Net cash used in operating activities	(91,991)	(60,722)
Cash flow from investing activities:
Capital expenditures	(26,856)	(20,514)
Proceeds from the sale of fixed assets	9,882	298
Net cash used in investing activities	(16,974)	(20,216)
Cash flow from financing activities:
Proceeds from Delayed Draw First Lien Term Loan due 2029	100,000	—
Proceeds from issuance of common stock, net of issuance costs	5,073	—
Payments for taxes related to net share settlement of equity awards	(350)	(230)
Principal payments under finance lease obligations	(106)	(80)
Net cash provided by (used in) financing activities	104,617	(310)
Net change in cash and cash equivalents	(4,348)	(81,248)
Effect of exchange rate changes on cash and cash equivalents	233	2,635
Cash and cash equivalents at beginning of period	138,427	256,248
Cash and cash equivalents at end of period	$134,312	$177,635

Net cash paid during the periods for:
Interest	$49,798	$57,117
Income taxes	$5,857	$4,394
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(4,406)	$(5,506)

See accompanying Notes to the Condensed Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Dollars in thousands, except per share data) (Unaudited)
	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2025	25,820,110	$2,582	$759,710	$(8,972)	$(1,012,948)	$(259,628)
Net loss	—	—	—	—	(43,277)	(43,277)
Other comprehensive loss	—	—	—	(3,028)	—	(3,028)
Stock-based compensation	276,359	2	1,837	—	—	1,839
Payments for taxes related to net share settlement of equity awards	(48,634)	—	(138)	—	(201)	(339)
Balance as of March 31, 2026	26,047,835	$2,584	$761,409	$(12,000)	$(1,056,426)	$(304,433)
Net loss	—	—	—	—	(40,471)	(40,471)
Other comprehensive loss	—	—	—	(1,462)	—	(1,462)
Issuance of common stock	44,280	—	433	—	—	433
Common stock issuance costs	—	—	(703)	—	—	(703)
Stock-based compensation	49	—	1,078	—	—	1,078
Balance as of June 30, 2026	26,092,164	$2,584	$762,217	$(13,462)	$(1,096,897)	$(345,558)
Net loss	—	—	—	—	(46,768)	(46,768)
Other comprehensive loss	—	—	—	(2,109)	—	(2,109)
Issuance of common stock	800,965	12	5,107	—	—	5,119
Common stock issuance costs	—	—	(73)	—	—	(73)
Stock-based compensation	6,171	—	1,229	—	—	1,229
Payments for taxes related to net share settlement of equity awards	(1,827)	—	(5)	—	(6)	(11)
Balance as of September 30, 2026	26,897,473	$2,596	$768,475	$(15,571)	$(1,143,671)	$(388,171)

Balance as of December 31, 2024	25,726,420	$2,572	$755,338	$(43,359)	$(793,453)	$(78,902)
Net loss	—	—	—	—	(39,351)	(39,351)
Other comprehensive income	—	—	—	12,546	—	12,546
Stock-based compensation	104,893	9	571	—	—	580
Payments for taxes related to net share settlement of equity awards	(19,955)	—	(565)	—	352	(213)
Balance as of March 31, 2025	25,811,358	$2,581	$755,344	$(30,813)	$(832,452)	$(105,340)
Net loss	—	—	—	—	(86,886)	(86,886)
Other comprehensive income	—	—	—	21,949	—	21,949
Stock-based compensation	3,851	1	1,841	—	—	1,842
Balance as of June 30, 2025	25,815,209	$2,582	$757,185	$(8,864)	$(919,338)	$(168,435)
Net loss	—	—	—	—	(28,482)	(28,482)
Other comprehensive income	—	—	—	1,562	—	1,562
Stock-based compensation	603	—	1,012	—	—	1,012
Payments for taxes related to net share settlement of equity awards	—	—	(5)	—	(12)	(17)
Balance as of September 30, 2025	25,815,812	$2,582	$758,192	$(7,302)	$(947,832)	$(194,360)

See accompanying Notes to the Condensed Consolidated Financial Statements

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)Organization and Summary of Significant Accounting Policies
A. Organization
GrafTech International Ltd. (the “Company” or “GrafTech”) is a leading global manufacturer of high-quality graphite electrode products essential to the production of electric arc furnace (“EAF”) steel and other ferrous and non-ferrous metals. Building on its core graphite electrode and needle coke capabilities, GrafTech also has deep experience in research and development, engineering and processing of specialized carbon and graphite materials supporting selected applications in industrial manufacturing, energy storage, anode materials, defense, and other emerging technologies. References herein to “we,” “our,” or “us” refer collectively to the Company and its subsidiaries. The Company’s common stock is listed on the New York Stock Exchange “NYSE” under the symbol “EAF.”
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)     Revenue from Contracts with Customers
Disaggregation of Revenue
The following table provides information about disaggregated revenue by type of product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Graphite Electrodes	$120,409	$132,909	$347,546	$353,611
By-products and other	19,754	11,089	45,080	34,066
Total Revenues	$140,163	$143,998	$392,626	$387,677
(3)         Segment Reporting

Our Industrial Materials segment, our only operating and reportable segment, manufactures high-quality graphite electrodes essential to the production of EAF steel and other ferrous and non-ferrous metals. Petroleum needle coke, a crystalline form of carbon derived from decant oil, is a key raw material used in the production of graphite electrodes. We utilize the substantial majority of the needle coke that we produce internally to manufacture our graphite electrodes, and, as a result, approximately 89% of our revenues from external customers for the nine months ended September 30, 2026 are derived from the sale of graphite electrodes.

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
The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Net sales	$140,163	$143,998	$392,626	$387,677
Cash cost of goods sold(1)	105,220	109,296	321,660	306,856
Other segment expenses	27,306	22,745	70,962	65,835
Lower of cost or market inventory valuation adjustment	2,013	1,650	9,792	6,326
Research and development	1,458	1,639	4,440	4,866
Selling and administrative expenses	12,964	13,784	39,808	41,673
Restructuring and other exit charges	13,874	—	13,874	—
Other (income) expense, net	(774)	142	(12,288)	(1,837)
Interest expense	25,916	24,517	74,482	79,776
Interest income	(1,151)	(1,383)	(2,705)	(5,184)
Income tax expense	105	90	3,117	44,085
Net loss	$(46,768)	$(28,482)	$(130,516)	$(154,719)

(1)     Cash cost of goods sold is defined as cost of goods sold less depreciation and amortization and less cost of goods sold associated with the portion of our sales that consists of deliveries of by-products of the manufacturing processes, and is the significant expense the chief operating decision maker uses to evaluate segment expenses.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4)     Intangible Assets
The following table summarizes intangible assets with determinable useful lives by major category, which are included in “Other assets” on our Condensed Consolidated Balance Sheets:

	September 30, 2026			December 31, 2025
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$22,500	$(19,491)	$3,009	$22,500	$(18,986)	$3,514
Technology	55,300	(52,434)	2,866	55,300	(50,969)	4,331
Customer relationships	64,500	(48,452)	16,048	64,500	(45,295)	19,205
Total	$142,300	$(120,377)	$21,923	$142,300	$(115,250)	$27,050
Amortization expense for intangible assets was $1.7 million and $1.8 million for the three months ended September 30, 2026 and 2025, respectively, and $5.1 million and $5.6 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization expense is expected to be approximately $1.6 million for the remainder of 2026, $6.1 million in 2027, $5.5 million in 2028, $4.9 million in 2029, $2.9 million in 2030 and $0.3 million in 2031.
(5)     Debt and Liquidity
The following table presents our long-term debt:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Initial First Lien Term Loans due 2029	$175,000	$175,000
Delayed Draw First Lien Term Loans due 2029	100,000	—
Existing 4.625% Senior Notes due 2028	1,755	1,755
New 4.625% Second Lien Notes due 2029	498,245	498,245
Existing 9.875% Senior Notes due 2028	3,833	3,833
New 9.875% Second Lien Notes due 2029	446,167	446,167
Unamortized debt discount and issuance costs	(24,450)	(30,294)
Total long-term debt	$1,200,550	$1,094,706

The fair value of our debt was approximately $983.0 million and $946.6 million as of September 30, 2026 and December 31, 2025, respectively. The fair values were determined using Level 1 quoted market prices for the same or similar debt instruments.
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
2018 Revolving Credit Facility
As of September 30, 2026 and December 31, 2025, the availability under our 2018 Revolving Credit Facility (after giving effect to the financial covenant and letters of credit described below) was $107.6 million and $101.6 million, respectively. As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenant thereunder, our operating performance as of September 30, 2026 and December 31, 2025 resulted in our inability to access the full amount of commitments under the facility. As of September 30, 2026 and December 31, 2025, there were no borrowings outstanding on

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the 2018 Revolving Credit Facility, and there was $7.9 million and $13.8 million, respectively, of letters of credit drawn against the 2018 Revolving Credit Facility.
We were in compliance with all of our debt covenants as of September 30, 2026 and December 31, 2025.
(6)     Inventories
Inventories are comprised of the following:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Inventories:
Raw materials and supplies	$87,554	$76,115
Work in process	120,388	116,933
Finished goods	39,655	31,644
Total	$247,597	$224,692
In the third quarter and first nine months of 2026, we recorded lower of cost or market inventory valuation adjustments of $2.0 million and $9.8 million, respectively, compared to $1.7 million and $6.3 million, in the third quarter and first nine months of 2025, respectively, in order to state our inventories at net realizable value.
(7)     Interest Expense
The following table presents the components of interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Interest incurred on debt	$23,968	$22,569	$68,638	$67,640
Accretion of original issue discount	1,263	1,263	3,790	3,790
Amortization of debt issuance costs	685	685	2,054	2,054
Debt modification costs	—	—	—	6,292
Total interest expense	$25,916	$24,517	$74,482	$79,776
The Existing 9.875% Notes and the New 9.875% Notes carry fixed interest rates of 9.875%. The Existing 4.625% Notes and the New 4.625% Notes carry fixed interest rates of 4.625%. The Initial First Lien Term Loan had an effective interest rate of 9.81% as of September 30, 2026. The Delayed Draw First Lien Term Loan had an interest rate of 9.73% as of September 30, 2026. The Company paid a ticking fee associated with the undrawn Delayed Draw Commitments in an amount equal to 3.75% per annum.
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Brazil Clause IV
Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, and such amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the lower state court initially ruled in favor of the employees. Our subsidiary in Brazil appealed, and the appeal was rejected by the labor court of appeal. Our subsidiary in Brazil filed a further appeal to the Superior Labor Court (“TST”). The 5th Panel of the TST reversed the prior decisions, holding that the Labor Union’s claim was fully time barred. The employees filed a further appeal, and, on September 12, 2022, we filed our response in opposition. On March 19, 2026, the SDI-1 at the TST granted the appeal filed by the employees to reject one of the statute of limitations defenses argued by our subsidiary in Brazil and remanded the case to the 5th Panel for further adjudication on secondary defenses. On May 8, 2026, our subsidiary in Brazil filed a motion for clarification at the SDI-1 of the TST, which was denied in September 2026. In May 2026, the Labor Union applied for provisional enforcement to quantify the compensation to be paid to employees. The proceeding is still in the early stages and no quantification has been made as of September 30, 2026. We intend to vigorously defend our position. As of September 30, 2026, we were unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Brazil Income Tax Audit
On October 23, 2024, GrafTech Brasil Participações Ltda. received an income tax assessment notice from the Brazilian Internal Revenue Service (“IRS”) totaling approximately $31.2 million, including approximately $18.8 million of interest and penalties, resulting from an audit carried out between 2023 and 2024, related to the period from 2019 to 2020. In this assessment, two issues were raised by the tax auditor. The first item disallowed the investment tax incentive (75% reduction of income tax), under the allegation that the Company did not have a negative tax debt certificate. The second disallowed the use of the Value-Added Tax benefit (called Desenvolve) to increase the investment tax incentive. On October 3, 2025, our subsidiary in Brazil received a summons to acknowledge the decision issued by the Regional Judgment Office, which fully upheld the assessment issued against our subsidiary in Brazil, without any reductions.The Company believes that the IRS assessment and the decision by the Regional Judgment Office is incorrect and does not believe that it is probable that it will incur a loss related to these matters. The Company intends to vigorously defend its position regarding both items and filed an appeal on the Regional Judgment Office’s decision in November 2025, which has been assigned to the 2nd Ordinary Panel of the 3rd Chamber of the 1st Section of Conselho Administrativo de Recursos Fiscais (Administrative Council of Tax Appeals).
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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Income tax expense	$105	$90	$3,117	$44,085
Loss before income taxes	(46,663)	(28,392)	(127,399)	(110,634)
Effective tax rate	0.2%	0.3%	2.4%	39.8%
The effective tax rate for the third quarter and first nine months of 2026 was different than the U.S. statutory tax rate of 21% primarily due to no tax benefit being recorded on U.S. and Switzerland losses with a valuation allowance and the mix of foreign earnings.
The effective tax rate for the third quarter and first nine months of 2025 was different from the U.S. statutory rate of 21% primarily due to the recording of a valuation allowance against the Company’s previously realizable U.S. and Switzerland deferred tax assets of $34.2 million and $8.4 million, respectively. No benefit continues to be recognized on these losses through September 30, 2026.
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. All U.S. federal tax years prior to 2022 are generally closed by statute or have been audited and settled with the applicable domestic tax authorities. Other jurisdictions are generally closed for years prior to 2020.
There were no material changes to our valuation allowances in the first nine months of 2026.
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
In the third quarter and first nine months of 2026, we entered into foreign currency derivatives with maturities of one month to 12 months in order to protect against the risk that cash flows associated with certain sales and purchases denominated in a currency other than the U.S. dollar will be adversely affected by future changes in foreign exchange rates. These derivatives are designated as cash flow hedges. The resulting unrealized gains or losses from these derivatives are recorded in Accumulated Other Comprehensive Loss (“AOCL”) and subsequently, when realized, are reclassified to net sales or cost of goods sold in the Condensed Consolidated Statements of Operations when the hedged exposures affect earnings.
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
The notional amounts of our outstanding derivative instruments as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
(Dollars in thousands)	Notional Amount	Notional Amount
Derivative instruments designated as hedges:
Foreign currency derivatives	$10,473	$—

Derivative instruments not designated as hedges:
Foreign currency derivatives	$29,222	$35,498
The fair value of our outstanding derivatives designated as hedges was a pre-tax unrealized loss of $0.3 million as of September 30, 2026, which was recorded in other accrued liabilities on the Condensed Consolidated Balance Sheets.
As of September 30, 2026, net unrealized pre-tax losses of $0.6 million related to our foreign currency derivatives were reported in AOCL and will be released to earnings within the next 12 months. No ineffectiveness expense was recorded in the third quarter or first nine months of 2026 or 2025.
The pre-tax realized gains on designated cash flow hedges are recognized in the Statements of Operations when the hedged item impacts earnings and were as follows for the periods ended September 30, 2026 and 2025:

		Amount of Loss Recognized
	Location of Realized Loss Recognized in the Condensed Consolidated Statement of Operations	Three Months Ended September 30,
(Dollars in thousands)		2026	2025
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Cost of goods sold	$103	$2

		Amount of Loss (Gain) Recognized
	Location of Realized Loss (Gain) Recognized in the Condensed Consolidated Statement of Operations	Nine Months Ended September 30,
(Dollars in thousands)		2026	2025
Derivatives designated as cash flow hedges:
Foreign currency derivatives	Cost of goods sold	$88	$(243)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pretax gains on non-designated derivatives recognized in earnings were as follows:

		Amount of Gain Recognized
	Location of Gain Recognized in the Condensed Consolidated Statement of Operations	Three Months Ended September 30,
(Dollars in thousands)		2026	2025
Derivatives not designated as hedges:
Foreign currency derivatives	Cost of goods sold	$(108)	$(337)

		Amount of Loss (Gain) Recognized
	Location of Loss (Gain) Recognized in the Condensed Consolidated Statement of Operations	Nine Months Ended September 30,
(Dollars in thousands)		2026	2025
Derivatives not designated as hedges:
Foreign currency derivatives	Cost of goods sold	$188	$(865)
The following table summarizes the fair value of our outstanding derivatives not designated as hedges (on a gross basis) and balance sheet classification as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
(Dollars in thousands)	Fair Value	Fair Value
Prepaid and other current assets
Foreign currency derivatives	$16	$217

Other accrued liabilities
Foreign currency derivatives	(398)	(26)
Net (liability) asset	$(382)	$191

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(11)     Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, including the amounts reclassified, for the third quarter and first nine months of 2026 and 2025 were as follows:

(Dollars in thousands)	Gains and Losses on Foreign Currency Cash Flow Hedges	Foreign Currency Translation	Total
Balance at June 30, 2026	$(641)	$(12,821)	$(13,462)
Other comprehensive loss before reclassifications	241	(2,109)	(1,868)
Amounts reclassified from accumulated other comprehensive loss	(241)	—	(241)
Net current period other comprehensive loss before tax	—	(2,109)	(2,109)
Deferred taxes	—	—	—
Net current period other comprehensive loss after tax	—	(2,109)	(2,109)
Balance at September 30, 2026	$(641)	$(14,930)	$(15,571)

Balance at June 30, 2025	$132	$(8,996)	$(8,864)
Other comprehensive income before reclassifications	—	1,601	1,601
Amounts reclassified from accumulated other comprehensive income	(46)	—	(46)
Net current period other comprehensive (loss) income before tax	(46)	1,601	1,555
Deferred taxes	(7)	—	(7)
Net current period other comprehensive (loss) income after tax	(39)	1,601	1,562
Balance at September 30, 2025	$93	$(7,395)	$(7,302)

(Dollars in thousands)	Gains and Losses on Foreign Currency Cash Flow Hedges	Foreign Currency Translation	Total
Balance at December 31, 2025	$24	$(8,996)	$(8,972)
Other comprehensive loss before reclassifications	(258)	(5,934)	(6,192)
Amounts reclassified from accumulated other comprehensive loss	(407)	—	(407)
Net current period other comprehensive loss before tax	(665)	(5,934)	(6,599)
Deferred taxes	—	—	—
Net current period other comprehensive loss after tax	(665)	(5,934)	(6,599)
Balance at September 30, 2026	$(641)	$(14,930)	$(15,571)

Balance at December 31, 2024	$214	$(43,573)	$(43,359)
Other comprehensive income before reclassifications	151	36,178	36,329
Amounts reclassified from accumulated other comprehensive income	(291)	—	(291)
Net current period other comprehensive (loss) income before tax	(140)	36,178	36,038
Deferred taxes	(19)	—	(19)
Net current period other comprehensive (loss) income after tax	(121)	36,178	36,057
Balance at September 30, 2025	$93	$(7,395)	$(7,302)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(12)     Loss per Share
The following table presents a reconciliation of the numerator and denominator of basic and diluted loss per share for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2026	2025	2026	2025
Numerator for basic and diluted loss per share:
Net loss	$(46,768)	$(28,482)	$(130,516)	$(154,719)
Denominator:
Weighted average common shares outstanding for basic calculation	26,514,073	25,933,254	26,287,719	25,896,520
Weighted average common shares outstanding for diluted calculation	26,514,073	25,933,254	26,287,719	25,896,520
Basic loss per share	$(1.76)	$(1.10)	$(4.96)	$(5.97)
Diluted loss per share	$(1.76)	$(1.10)	$(4.96)	$(5.97)
Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is calculated by dividing net loss by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued.
The weighted average common shares outstanding for the diluted loss per share calculation for the three and nine months ended September 30, 2026 excludes the dilutive effect of approximately 5,847 shares and 7,416 shares, respectively, and 71,431 shares and 38,435 shares for the three and nine months ended September 30, 2025, respectively, primarily related to restricted stock units (“RSUs”), as their inclusion would have been anti-dilutive due to the Company’s net loss.
Additionally, the weighted average common shares outstanding for the diluted loss per share calculation excludes consideration of 419,731 and 477,646 equivalent shares for the three and nine months ended September 30, 2026, respectively, and 344,189 and 379,827 equivalent shares for the three and nine months ended September 30, 2025, respectively, as their effect would have been anti-dilutive.
(13)     Stock-Based Compensation
The Human Resources and Compensation Committee of our Board of Directors granted 38,291 deferred share units (“DSUs”) and 55,866 deferred RSUs (“DRSUs”) to our non-employee directors in the first nine months of 2026 under our Omnibus Equity Incentive Plan. No equity grants were made to our employees in the first nine months of 2026 under our Omnibus Equity Incentive Plan.
We measure the fair value of grants of DSUs and DRSUs based on the closing market price of a share of our common stock on the date of the grant (or if the market is not open for trading on such date, the immediately preceding day on which the market is open for trading). The weighted average fair value per share was $6.86 for DSUs and $8.95 for DRSUs granted to non-employee directors during the nine months ended September 30, 2026.
During the first nine months of 2026, the Company issued an aggregate of 250,000 common stock purchase warrants to a consultant pursuant to an agreement with respect to consulting services. The warrants were measured at their fair value on the grant date, resulting in stock-based compensation expense of $0.7 million, which was recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations.
In the three months ended September 30, 2026 and 2025, we recognized $1.6 million and $1.0 million, respectively, of stock-based compensation expense. The majority of the expense, $1.3 million and $0.7 million, respectively, was recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations, with the remaining expense recorded in cost of goods sold.
In the nine months ended September 30, 2026 and 2025, we recognized $4.9 million and $3.4 million, respectively, of stock-based compensation expense. The majority of the expense, $4.2 million and $2.6 million, respectively, was recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations, with the remaining expense recorded in cost of goods sold.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2026, the unrecognized compensation cost related to the unvested portion of all stock-based awards was approximately $2.9 million and is expected to be recognized over the remaining vesting period of the respective grants.
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
As of September 30, 2026 and December 31, 2025, $7.7 million and $3.9 million, respectively, of SFP obligations were included in accounts payable on the Condensed Consolidated Balance Sheets and, upon settlement, are reflected as cash flow from operating activities in the Condensed Consolidated Statements of Cash Flows.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(15)     Other (Income) Expense, net
The following table presents the details of other (income) expense, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Gain on sale of assets	$(500)	$—	$(12,777)	$—
Bank charges	189	261	737	596
Tax Receivable Agreement adjustment	—	—	—	(3,791)
Other	(463)	(119)	(248)	1,358
Total other (income) expense, net	$(774)	$142	$(12,288)	$(1,837)
In the first nine months of 2026, the Company completed the sale of certain landfill assets located at sites that were previously divested as part of prior business disposals. These landfill assets primarily consisted of land and other related fixed assets retained by the Company following the earlier divestitures.

The carrying value of the disposed assets consisted primarily of land and other fixed assets with a net book value of less than $0.1 million. In connection with the sale, the Company also settled associated obligations related to closure and post-closure activities at the landfill sites.

Total consideration received in the transactions was $9.7 million in cash. The Company recognized a pre-tax gain on sale of $12.8 million, which was comprised of (i) cash proceeds in excess of the carrying value of the land assets, net of fees and (ii) the derecognition of $3.1 million of liabilities associated with the sites.

Cash proceeds from the sale are presented within investing activities in the Condensed Consolidated Statements of Cash Flows.

The Company had no significant continuing involvement with the disposed landfill assets following the sale.

(16)     Restructuring

On August 6, 2026, the Company’s Board of Directors approved a plan to permanently cease manufacturing operations at its graphite electrode and pin manufacturing facility in Monterrey, Mexico. The Company expects this action to better align its manufacturing capacity with market conditions. The Company expects the planned closure to improve manufacturing utilization, reduce the Company’s cost structure and capital requirements, and concentrate production at the Company’s larger and more efficient manufacturing facilities, while preserving the product capabilities required to serve its customers. The Company expects to wind down operations at its Monterrey facility in phases, with production expected to conclude early in the second quarter of 2027, although the timing remains subject to operational requirements and compliance with applicable labor, regulatory and other legal obligations in Mexico.

In connection with this restructuring plan, the Company recognized restructuring and other exit charges of $13.9 million during the three and nine months ended September 30, 2026, consisting primarily of write-offs of fixed assets and severance and related costs.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes our restructuring and other exit charges for the third quarter and first nine months of 2026:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Severance and related costs	$1,557	$—	$1,557	$—
Fixed asset write-offs	12,317	—	12,317	—
Total	$13,874	$—	$13,874	$—
The following table presents a roll-forward of the liability incurred for restructuring and other exit charges, which are recorded in other accrued liabilities on the Condensed Consolidated Balance Sheets:

(in thousands)
Balance as of December 31, 2025	$—
Charges incurred	1,557
Payments and settlements	(188)
Balance as of September 30, 2026	$1,369
The above amount is expected to be substantially paid by the end of the second quarter of 2027.

The Company expects to incur approximately $20 million to $25 million of costs associated with the Mexico Facility Closure, primarily consisting of employee termination benefits, facility closure and other environmental costs. These amounts are expected to be recognized through the end of 2027.

The Company intends to sell the Monterrey property following the wind-down and permanent removal of graphite electrode production capabilities at the site and has begun preliminary activities in preparation for a potential sale. Any potential proceeds from a future sale would be used to provide additional liquidity and reduce the Company’s existing debt as permitted under our credit agreements and indentures.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are a leading global manufacturer of high-quality graphite electrode products essential to the production of EAF steel and other ferrous and non‑ferrous metals. With 140 years of experience in carbon science and manufacturing, we believe that we have a competitive portfolio of large-scale, low-cost, ultra-high power graphite electrode manufacturing facilities, and we are the only major graphite electrode producer vertically integrated into petroleum needle coke, our key raw material for graphite electrode manufacturing.
The environmental and economic advantages of EAF steel production position both that industry and the graphite electrode industry for long-term growth.
We believe GrafTech’s leadership position and vertical integration provide important advantages in product quality, supply reliability and cost competitiveness. We believe the services and solutions we provide will position our customers and us for a better future.
Operational and Commercial Update
Sales volume for the third quarter of 2026 was 28.8 thousand metric tons (“MT”), which was consistent with the third quarter of 2025.
For the third quarter of 2026, our weighted-average realized price was approximately $3,900 per MT. This represented a decrease of 7% compared to the third quarter of 2025. The year-over-year pricing decline reflected persistent competitive pressures across most of our principal commercial regions.
Production volume was 27.0 thousand MT for the third quarter of 2026, resulting in a capacity utilization rate of 64%, up from 63% for the third quarter of 2025. While production volume has exceeded sales volume for the first nine months of 2026, our expectation remains to balance our production and sales volume levels on a full-year basis.
Outlook
Global steel demand, outside of China, is projected to grow modestly in 2026, with anticipated growth in many of our key commercial regions. In the United States, modest demand growth, coupled with favorable trade policies, has driven a 6% increase in steel production year-to-date through August. In Europe, while steel production is flat over this period, the steel market outlook is improving, reflecting recently approved increases in trade protections.
Based on current steel market conditions, we continue to expect modest growth in graphite electrode demand for the full year of 2026. For GrafTech, we are maintaining our expectation for a 5–10% year-over-year increase in graphite electrode sales volume as we continue to gain market share.
We are encouraged by improving pricing trends across our key commercial regions and believe we have reached an inflection point in our realized pricing. During the third quarter and early in the fourth quarter, we have secured customer commitments at higher price levels than comparable commitments secured in earlier periods. We expect these higher-priced commitments to contribute to improved realized graphite electrode pricing as they begin to flow through our results. For the fourth quarter, we anticipate a mid-single-digit percentage increase in our weighted-average realized pricing compared to the third quarter. We believe this momentum, together with our disciplined commercial approach and ongoing efforts to optimize our product and customer mix, positions us for meaningfully higher realized pricing in 2027. We remain focused on supporting sustainable pricing improvement through our previously announced price increases, trade enforcement efforts in key jurisdictions and strategic actions to better align industry supply with market demand, including our recently announced Mexico Facility Closure.
Despite continued cost pressures from oil-based raw materials, energy and logistics, our ongoing cost reduction and operational efficiency initiatives are expected to offset these headwinds. Accordingly, we continue to expect a low-single-digit percentage decline in our cash cost of goods sold per MT for 2026 compared to 2025.
We remain focused on disciplined capital spending and working capital management. For 2026, we continue to expect a modest increase in working capital to support higher sales volume. We also continue to anticipate full-year capital expenditures of approximately $35 million.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Longer term, we remain confident in the structural drivers of demand growth for graphite electrodes, including the ongoing transition toward electric arc furnace steelmaking, as well as opportunities for petroleum needle coke in battery applications. We believe our strategic initiatives to improve our cost structure, optimize our manufacturing footprint and strengthen our commercial position, combined with our vertical integration and differentiated capabilities, position GrafTech to deliver stronger financial performance as market conditions improve.
Capital Structure and Liquidity
As of September 30, 2026, we had liquidity of $241.9 million, consisting of cash and cash equivalents of $134.3 million and $107.6 million of availability under our 2018 Revolving Credit Facility (after giving effect to the financial covenant and letters of credit described herein). As of September 30, 2026, we had total debt of approximately $1.2 billion.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Key financial measures

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net sales	$140,163	$143,998	$392,626	$387,677
Net loss	(46,768)	(28,482)	(130,516)	(154,719)
Loss per share(1)	(1.76)	(1.10)	(4.96)	(5.97)
EBITDA(2)	(6,621)	11,241	(10,384)	9,802
Adjusted net loss(2)	(32,109)	(26,788)	(124,218)	(103,190)
Adjusted loss per share(1)(2)	(1.21)	(1.03)	(4.73)	(3.98)
Adjusted EBITDA(2)	8,626	13,013	(3,026)	12,812
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except utilization)	2026	2025	2026	2025
Sales volume (MT)	28.8	28.8	87.7	82.1
Production volume (MT)	27.0	26.6	89.8	84.5
Production capacity (MT)(1)(2)	42.0	42.0	132.0	132.0
Capacity utilization(3)	64%	63%	68%	64%
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Results of Operations
The Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
The table presented in our period-over-period comparisons summarizes our Condensed Consolidated Statements of Operations and illustrates key financial indicators used to assess the consolidated financial results. Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	Three Months Ended September 30,		Increase/ (Decrease)	% Change
(Dollars in thousands)	2026	2025
Net sales	$140,163	$143,998	$(3,835)	(3)%
Cost of goods sold	132,526	132,041	485	—%
Lower of cost or market inventory valuation adjustment	2,013	1,650	363	22%
Gross profit	5,624	10,307	(4,683)	(45)%
Research and development	1,458	1,639	(181)	(11)%
Selling and administrative expenses	12,964	13,784	(820)	(6)%
Restructuring and other exit charges	13,874	—	13,874	NM
Operating loss	(22,672)	(5,116)	(17,556)	343%
Other (income) expense, net	(774)	142	(916)	(645)%
Interest expense	25,916	24,517	1,399	6%
Interest income	(1,151)	(1,383)	232	(17)%
Loss before income taxes	(46,663)	(28,392)	(18,271)	64%
Income tax expense	105	90	15	17%
Net loss	$(46,768)	$(28,482)	$(18,286)	64%
NM = Not Meaningful.
Net sales decreased $3.8 million, or 3%, compared to the third quarter of 2025, reflecting a year-over-year decrease in our weighted-average realized price. For the third quarter of 2026 and 2025, net sales included the recognition of $8.5 million and $11.2 million, respectively, of revenue following resolutions of long-standing commercial matters.
Cost of goods sold increased $0.5 million compared to the third quarter of 2025, primarily due to $1.7 million of accelerated depreciation associated with the Mexico Facility Closure. This increase was substantially offset by $1.1 million of fixed manufacturing costs, including depreciation, recognized in the prior-year period due to lower production levels.
Selling and administrative expenses decreased $0.8 million, or 6%, compared to the third quarter of 2025. The decrease is primarily due to reduced variable compensation expenses, a reduction in bad debt expense and lower legal spend.
Restructuring and other exit charges includes $12.3 million of fixed asset write-offs and $1.6 million of severance related to the Mexico Facility Closure.
Other (income) expense, net represented income of $0.8 million in the third quarter of 2026, compared to expense of $0.1 million in the third quarter of 2025. The third quarter of 2026 included a gain of $0.5 million related to the sale of assets associated with previously divested operations.
Interest expense increased $1.4 million, or 6%, compared to the third quarter of 2025, reflecting incremental interest expense incurred on the $100 million drawn on our Delayed Draw Term Loan during the second quarter of 2026. See Note 7, “Interest Expense” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The following table summarizes income tax expense:

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025

Income tax expense	$105	$90
Loss before income taxes	(46,663)	(28,392)
Effective tax rate	0.2%	0.3%

The effective tax rate for the third quarter of 2026 and 2025 was different than the U.S. statutory tax rate of 21% primarily due to no tax benefit being recorded on U.S. and Switzerland losses with a valuation allowance. In the second quarter of 2025, the Company recognized a valuation allowance on the net tax assets carried in the United States and Switzerland of $34.2 million and $8.4 million, respectively. Tax benefits associated with losses realized after June 30, 2025 in the United States and Switzerland are not reflected in the effective tax rate, resulting in a tax expense recognized in the current period, despite the loss incurred on a consolidated basis. Therefore, the effective tax rate for the third quarter of 2026 and 2025 was different than the U.S. statutory rate of 21% primarily due to our valuation allowance position and, to a lesser extent, the mix of U.S. and foreign earnings, tax incentives and provisions of the Tax Cuts and Jobs Act. See Note 9, “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements for further discussion.
The Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
The table presented in our period-over-period comparisons summarizes our Consolidated Statements of Operations and illustrates key financial indicators used to assess the consolidated financial results. Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, insignificant changes may be deemed not meaningful and are generally excluded from the discussion.

	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
(Dollars in thousands)	2026	2025
Net sales	$392,626	$387,677	$4,949	1%
Cost of goods sold	392,622	372,691	19,931	5%
Lower of cost or market inventory valuation adjustment	9,792	6,326	3,466	55%
Gross (loss) profit	(9,788)	8,660	(18,448)	(213)%
Research and development	4,440	4,866	(426)	(9)%
Selling and administrative expenses	39,808	41,673	(1,865)	(4)%
Restructuring and other exit charges	13,874	—	13,874	NM
Operating loss	(67,910)	(37,879)	(30,031)	79%
Other income, net	(12,288)	(1,837)	(10,451)	569%
Interest expense	74,482	79,776	(5,294)	(7)%
Interest income	(2,705)	(5,184)	(2,479)	48%
Loss before income taxes	(127,399)	(110,634)	(16,765)	15%
Income tax expense	3,117	44,085	(40,968)	(93)%
Net loss	$(130,516)	$(154,719)	$24,203	(16)%
NM = Not Meaningful.
Net sales increased $4.9 million, or 1%, compared to the first nine months of 2025, reflecting higher sales volume partially offset by a year-over-year decrease in our weighted-average realized price.
Cost of goods sold increased $19.9 million, or 5%, compared to the first nine months of 2025, reflecting increased sales volume. In addition, we recorded $1.7 million of accelerated depreciation associated with the Mexico Facility Closure in the current year period.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Selling and administrative expenses decreased $1.9 million, or 4%, compared to the first nine months of 2025. The decrease is primarily due to lower legal spend and reduced variable compensation-related expenses, partially offset by an increase in stock-based compensation expense due to forfeitures recorded in the prior year period.
Restructuring and other exit charges includes $12.3 million of fixed asset write-offs and $1.6 million of severance related to the Mexico Facility Closure.
Other income, net represented income of $12.3 million in the first nine months of 2026, compared to $1.8 million in the first nine months of 2025. In the first nine months of 2026, we recognized a $12.8 million gain related to the sale of assets associated with previously divested operations, consisting of $9.7 million of cash proceeds in excess of the carrying value of the assets, net of fees and the derecognition of $3.1 million of liabilities associated with the sites.
Interest expense decreased $5.3 million, or 7%, compared to the first nine months of 2025. Interest expense for the first nine months of 2025 included $6.3 million of debt modification costs due to post-closure costs related to our debt transaction consummated in the fourth quarter of 2024 and were primarily legal, advisory and other administrative costs. See Note 7, “Interest Expense” in the Notes to the Condensed Consolidated Financial Statements for further discussion.
The following table summarizes income tax expense:

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Income tax expense	$3,117	$44,085
Loss before income taxes	(127,399)	(110,634)
Effective tax rate	2.4%	39.8%
The effective tax rate for the first nine months of 2026 was different than the U.S. statutory tax rate of 21% primarily due to no tax benefit being recorded on U.S. and Switzerland losses with a valuation allowance. In the second quarter of 2025, the Company recognized a valuation allowance on the net tax assets carried in the United States and Switzerland of $34.2 million and $8.4 million, respectively. Tax benefits associated with losses realized after June 30, 2025 in the United States and Switzerland are not reflected in the effective tax rate, resulting in a tax expense recognized in the current period, despite the loss incurred on a consolidated basis. Therefore, the effective tax rate for each of the first nine months of 2026 and 2025 was different than the U.S. statutory rate of 21% primarily due to our valuation allowance position. See Note 9, “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements for further discussion.
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
The impact of these changes in the average exchange rates of other currencies against the U.S. dollar on our net sales was a decrease of $0.9 million for the third quarter and an increase of $2.5 million for the first nine months of 2026 compared to the same periods of 2025. The impact of these changes on our cost of goods sold was a decrease of $0.9 million and $9.1 million for the third quarter and first nine months of 2026, respectively, compared to the same periods of 2025.
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
We believe that we have adequate liquidity to meet our needs for at least the next twelve months. As of September 30, 2026, we had liquidity of $241.9 million, consisting of cash and cash equivalents of $134.3 million and $107.6 million of availability under our 2018 Revolving Credit Facility (after giving effect to the financial covenant described herein and $7.9 million of letters of credit). As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenants thereunder (see below and Note 5, “Debt and Liquidity”), our operating performance as of September 30, 2026 and December 31, 2025 resulted in a restriction of the availability under the 2018 Revolving Credit Facility. We had long-term debt of $1.2 billion and $1.1 billion as of September 30, 2026 and December 31, 2025, respectively. As of December 31, 2025, we had liquidity of $340.0 million, consisting of cash and cash equivalents of $138.4 million, $101.6 million of availability under our 2018 Revolving Credit Facility (after giving effect to the financial covenant described herein and $13.8 million of letters of credit) and $100.0 million of availability under our Initial First Lien Term Loan Facility (with respect to the Delayed Draw Commitments thereunder).
As of September 30, 2026 and December 31, 2025, $57.5 million and $45.6 million, respectively, of our cash and cash equivalents were located outside of the U.S. We repatriate funds from our foreign subsidiaries through dividends or repayment of intercompany obligations. All of our subsidiaries face the customary statutory limitation that distributed dividends cannot exceed the amount of retained and current earnings. Upon repatriation to the U.S., the foreign source portion of dividends we receive from our foreign subsidiaries is not subject to U.S. federal income tax because the amounts were either previously taxed or are exempted from tax by Section 245A of the Internal Revenue Code of 1986, as amended.
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
The New 9.875% Notes were issued pursuant to an indenture, dated as of the Settlement Date (the “New 9.875% Notes Indenture” and, together with the New 4.625% Notes Indenture, the “New Notes Indentures”), by and among GrafTech Global, the Guarantors, GrafTech Finance, the New Trustee and the New Notes Collateral Agent. The New 9.875% Notes pay interest of 9.875% semiannually per annum.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
The New Notes Indentures contain certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, to incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, incur or suffer to exist liens securing indebtedness, make certain investments, engage in certain transactions with affiliates, consummate certain asset sales and effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets. Pursuant to the New Notes Indentures, if our pro forma consolidated total net leverage ratio is no greater than 2.50 to 1.00, we can make restricted payments so long as no default or event of default has occurred and is continuing. If our pro forma consolidated total net leverage ratio is greater than 2.50 to 1.00, we can make restricted payments pursuant to certain baskets. We were in compliance with all of our debt covenants in the New Notes Indentures as of September 30, 2026 and December 31, 2025.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
In connection with the consummation of the solicitation of consents, substantially all of the restrictive covenants and related provisions and definitions in the Existing 4.625% Notes Indenture were removed, effective as of the Settlement Date.
The Existing 4.625% Notes Indenture contains certain events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Finance, all outstanding Existing 4.625% Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding Existing 4.625% Notes may declare all of the Existing 4.625% Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of September 30, 2026 and December 31, 2025.
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
In connection with the consummation of the solicitation of consents, substantially all of the restrictive covenants and related provisions and definitions in the Existing 9.875% Notes Indenture were removed, effective as of the Settlement Date.
The Existing 9.875% Notes Indenture contains certain events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or GrafTech Global, all outstanding Existing 9.875% Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 30% in principal amount of the then outstanding Existing 9.875% Notes may declare all of the Existing 9.875% Notes to be due and payable immediately. We were in compliance with all of our debt covenants as of September 30, 2026 and December 31, 2025.
Immediately following the Settlement Date, approximately $3.8 million aggregate principal amount of Existing 9.875% Notes remained outstanding.
Initial First Lien Term Loan Facility; Delayed Draw First Lien Term Loan Facility
On the Settlement Date, Barclays Bank plc agreed to provide GrafTech Global $175 million of new senior secured first lien term loans (the “Initial First Lien Term Loans”) and provided commitments (the “Delayed Draw Commitments”) with respect to $100 million of new senior secured first lien delayed draw term loans (together with the Initial First Lien Term Loans, the

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

“First Lien Term Loans”). The First Lien Term Loans are governed by a new credit agreement, dated as of the Settlement Date, by and among GrafTech, as holdings, GrafTech Global, as borrower, GLAS USA LLC, as administrative agent, GLAS Americas LLC, as collateral agent, and the lenders from time to time party thereto (the “First Lien Term Loan Credit Agreement”). The Initial First Lien Term Loans were drawn in a single drawing on the Settlement Date. In June 2026, the Company drew the $100 million of available Delayed Draw Commitments.
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
The First Lien Term Loan Credit Agreement contains certain covenants that, among other things, limit the Company’s ability to incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase certain debt, incur or suffer to exist certain liens, make certain investments, engage in certain transactions with affiliates, consummate certain asset sales and effect certain fundamental changes. The First Lien Term Loan Credit Agreement also contains certain events of default (with grace periods, as applicable) that permit the agent to accelerate the First Lien Term Loans, and provides that, upon the occurrence of certain events of default arising from bankruptcy or insolvency, all First Lien Term Loans will become due and payable immediately without further action or notice.
2018 Term Loan and 2018 Revolving Credit Facility
In February 2018, the Company entered into a credit agreement (as amended, the “2018 Credit Agreement”), which provided for (i) a $2,250 million senior secured term facility (the “2018 Term Loan Facility”) after giving effect to the June 2018 amendment that increased the aggregate principal amount of the 2018 Term Loan Facility from $1,500 million to $2,250 million and (ii) a $330 million senior secured revolving credit facility after giving effect to the May 2022 amendment that increased the revolving commitments under the 2018 Credit Agreement by $80 million from $250 million (the “2018 Revolving Credit Facility”). GrafTech Finance Inc. (“GrafTech Finance”) was the sole borrower under the 2018 Term Loan Facility while GrafTech Finance, GrafTech Switzerland SA (“Swissco”) and GrafTech Luxembourg II S.à.r.l. (“Luxembourg Holdco” and, together with GrafTech Finance and Swissco, the “Co-Borrowers”) were co-borrowers under the 2018 Revolving Credit Facility. In December 2024, the 2018 Credit Agreement was further amended to provide for a $225 million senior secured first lien revolving credit facility, reducing the revolving commitments under the 2018 Credit Agreement by $105 million. On June 26, 2023, GrafTech repaid the term loans under the 2018 Term Loan Facility with proceeds from the Existing 9.875% Notes issuance. As of September 30, 2026 and December 31, 2025, there were no outstanding term loans under the 2018 Term Loan Facility.
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
The 2018 Revolving Credit Facility matures on November 30, 2028, subject to a springing maturity date 91 days prior to the maturity date of certain other reference indebtedness. As of September 30, 2026 and December 31, 2025, the availability under our 2018 Revolving Credit Facility (after giving effect to the financial covenant and letters of credit described below), was

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

$107.6 million and $101.6 million, respectively. As of September 30, 2026 and December 31, 2025, there were no borrowings outstanding on the 2018 Revolving Credit Facility and there was $7.9 million and $13.8 million, respectively, of letters of credit drawn against the 2018 Revolving Credit Facility as of each date. As any borrowings under the 2018 Revolving Credit Facility remain subject to compliance with the financial covenants thereunder, our operating performance as of September 30, 2026 and December 31, 2025 resulted in our inability to access the full amount of commitments under the facility.
Borrowings under the 2018 Revolving Credit Facility bear interest (i) with respect to new revolving loans denominated in U.S. dollars, at the option of GrafTech Finance, Adjusted Term SOFR (as defined in the 2018 Credit Agreement) plus 3.50% per annum or ABR (as defined in the 2018 Credit Agreement) plus 2.50% per annum and (ii) with respect to new revolving loans denominated in euros, the Adjusted EURIBOR Rate (as defined in the 2018 Credit Agreement) plus 3.50% per annum. Undrawn commitments under the 2018 Revolving Credit Facility bear a commitment fee of 0.25% per annum. Lenders holding all of the Company’s existing revolving commitments who agreed to provide commitments under the 2018 Revolving Credit Facility were paid a customary extension fee, in connection with the December 2024 amendment.
The 2018 Revolving Credit Facility has customary negative covenants and events of default and is required to be prepaid in the case of certain mandatory prepayments of the First Lien Term Loans. The 2018 Revolving Credit Facility also includes a financial covenant requiring that the Company have a Senior Secured First Lien Net Leverage Ratio of no more than 4.00 to 1.00, tested quarterly, to the extent outstanding revolving loans and letters of credit (subject to certain exclusions) exceed 51.3% of the amount of commitments then-existing under the 2018 Revolving Credit Facility. We were in compliance with all of our debt covenants as of September 30, 2026 and December 31, 2025.
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
During the third quarter and first nine months of 2026, the Company issued 800,965 shares and 845,245 shares, respectively, of common stock under the Equity Distribution Agreement. The Company incurred offering costs of approximately $0.1 million and $0.8 million, in the third quarter and first nine months of 2026, respectively, which were recorded as a reduction of the gross proceeds and are reflected as a reduction of additional paid-in capital. Net proceeds received by the Company were approximately $5.1 million and $5.5 million for the third quarter and first nine months of 2026, respectively. The Company utilized the net proceeds from the ATM Program for general corporate purposes.
As of September 30, 2026, we had approximately $44.3 million remaining under this program.
Uses of Liquidity
In July 2019, our Board of Directors authorized a program to repurchase up to $100.0 million of our outstanding common stock. In November 2021, our Board of Directors authorized the repurchase of an additional $150.0 million of stock repurchases under this program. We may purchase shares from time to time on the open market, including under Rule 10b5-1 and/or Rule 10b-18 plans. The amount and timing of repurchases are subject to a variety of factors including liquidity, stock price, applicable legal requirements, other business objectives and market conditions. In the first nine months of 2026, we did not repurchase any shares of our common stock. As of September 30, 2026, we had $99.0 million remaining under our stock repurchase authorization.
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
We manage our capital expenditures by taking into account quality, plant reliability, safety, environmental and regulatory requirements, prudent or essential maintenance requirements, global economic conditions, available capital resources, liquidity, long-term business strategy and return on invested capital for the relevant expenditures, cost of capital and return on invested capital of the Company as a whole and other factors.     Capital expenditures totaled $26.9 million in the nine months ended September 30, 2026. We continue to expect full-year capital expenditures to be approximately $35.0 million for 2026.
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
Cash Flow
The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash (used in) provided by:
Operating activities	$(91,991)	$(60,722)
Investing activities	(16,974)	(20,216)
Financing activities	104,617	(310)
Net change in cash and cash equivalents	$(4,348)	$(81,248)
Net cash used in operating activities increased $31.3 million in the first nine months of 2026 compared to the first nine months of 2025. The increase in cash used in operating activities primarily reflected higher cash used for inventories of $16.3 million due to a planned inventory build, a $14.0 million increase in cash used for accounts receivable driven by increased sales volume, and an unfavorable change in other operating assets and liabilities. These factors were partially offset by a $24.2 million reduction in our net loss and a $26.6 million favorable change in cash used for accounts payable and other accruals.
Net cash used in investing activities was $17.0 million in the nine months ended September 30, 2026 compared to $20.2 million in the nine months ended September 30, 2025. In the first nine months of 2026, we received $9.7 million of cash from the sale of assets associated with previously divested locations.
Net cash provided by (used in) financing activities was $104.6 million in the first nine months of 2026 compared to a $0.3 million cash use in the first nine months of 2025, primarily due to drawing the remaining $100.0 million available under our Delayed Draw First Lien Term Loan.
Non-GAAP financial measures
In addition to providing results that are determined in accordance with GAAP, we have provided certain financial measures that are not in accordance with GAAP. EBITDA, adjusted EBITDA, adjusted net loss, adjusted loss per share, free cash flow, adjusted free cash flow and cash cost of goods sold per MT are non-GAAP financial measures.
We define EBITDA, a non‑GAAP financial measure, as net loss plus interest expense, minus interest income, plus income taxes and depreciation and amortization. We define adjusted EBITDA, a non-GAAP financial measure, as EBITDA adjusted by any pension and other post-employment benefit ("OPEB") expenses, non‑cash gains or losses from foreign currency remeasurement of non‑operating assets and liabilities in our foreign subsidiaries where the functional currency is the U.S. dollar, stock-based compensation expense, gains on asset sales, restructuring and other exit charges and Tax Receivable Agreement adjustments. Adjusted EBITDA is the primary metric used by our management and our Board of Directors to establish budgets and operational goals for managing our business and evaluating our performance.

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
We define free cash flow, a non-GAAP financial measure, as net cash provided by or used in operating activities less capital expenditures. We define adjusted free cash flow, a non-GAAP financial measure, as free cash flow adjusted by payments made for restructuring and debt modification costs. We use free cash flow and adjusted free cash flow as critical measures in the evaluation of liquidity in conjunction with related GAAP amounts. We also use these measures when considering available cash, including for decision-making purposes related to dividends and discretionary investments. Further, these measures help management, the Board of Directors, and investors evaluate the Company's ability to generate liquidity from operating activities.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The following tables reconcile our non-GAAP financial measures to the most directly comparable GAAP measures:

Reconciliation of Net Loss to Adjusted Net Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands; except per share data)	2026	2025	2026	2025
Net loss	$(46,768)	$(28,482)	$(130,516)	$(154,719)

Diluted loss per common share:
Net loss per share	$(1.76)	$(1.10)	$(4.96)	$(5.97)
Weighted average shares outstanding	26,514,073	25,933,254	26,287,719	25,896,520

Adjustments, pre-tax:
Pension and OPEB plan expenses(1)	531	719	1,594	1,980
Foreign currency remeasurement(2)	113	41	521	1,387
Stock-based compensation expense	1,229	1,012	4,146	3,434
Gain on sale of assets(3)	(500)	—	(12,777)	—
Restructuring and other exit charges(4)	13,874	—	13,874	—
Tax Receivable Agreement adjustment(5)	—	—	—	(3,791)
Debt modification costs(6)	—	—	—	6,293
Total non-GAAP adjustments pre-tax	15,247	1,772	7,358	9,303
Valuation allowance adjustments(7)	—	—	—	(42,624)
Income tax impact on non-GAAP adjustments	588	78	1,060	398
Adjusted net loss	$(32,109)	$(26,788)	$(124,218)	$(103,190)
(1)Net periodic benefit cost for our pension and OPEB plans.
(2)Non-cash losses from foreign currency remeasurement of non-operating assets and liabilities of our non-U.S. subsidiaries where the functional currency is the U.S. dollar.
(3)Gain recognized related to the sale of assets associated with previously divested operations.
(4)Severance and non-cash costs, primarily fixed asset write-offs associated with the Mexico Facility Closure.
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Reconciliation of Loss per share to Adjusted Loss per Share
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loss per share	$(1.76)	$(1.10)	$(4.96)	$(5.97)
Adjustments per share:
Pension and OPEB plan expenses(1)	0.02	0.03	0.06	0.08
Foreign currency remeasurement(2)	—	—	0.02	0.05
Stock-based compensation expense	0.05	0.04	0.16	0.13
Gain on sale of assets(3)	(0.02)	—	(0.49)	—
Restructuring and other exit charges(4)	0.52	—	0.53	—
Tax Receivable Agreement adjustment(5)	—	—	—	(0.14)
Debt modification costs(6)	—	—	—	0.24
Total non-GAAP adjustments pre-tax per share	0.57	0.07	0.28	0.36
Valuation allowance adjustments(7)	—	—	—	(1.65)
Income tax impact on non-GAAP adjustments per share	0.02	—	0.05	0.02
Adjusted loss per share	$(1.21)	$(1.03)	$(4.73)	$(3.98)
(1) Net periodic benefit cost for our pension and OPEB plans.
(2)Non-cash losses from foreign currency remeasurement of non-operating assets and liabilities of our non-U.S. subsidiaries where the functional currency is the U.S. dollar.
(3)Gain recognized related to the sale of assets associated with previously divested operations.
(4)Severance and non-cash costs, primarily fixed asset write-offs associated with the Mexico Facility Closure.
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

Reconciliation of Net Loss to Adjusted EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Net loss	$(46,768)	$(28,482)	$(130,516)	$(154,719)
Add:
Depreciation and amortization	15,277	16,499	45,238	45,844
Interest expense	25,916	24,517	74,482	79,776
Interest income	(1,151)	(1,383)	(2,705)	(5,184)
Income taxes	105	90	3,117	44,085
EBITDA	(6,621)	11,241	(10,384)	9,802
Adjustments:
Pension and OPEB plan expenses(1)	531	719	1,594	1,980
Foreign currency remeasurement(2)	113	41	521	1,387
Stock-based compensation expense	1,229	1,012	4,146	3,434
Gain on sale of assets(3)	(500)	—	(12,777)	—
Restructuring and other exit charges(4)	13,874	—	13,874	—
Tax Receivable Agreement adjustment(5)	—	—	—	(3,791)
Adjusted EBITDA	$8,626	$13,013	$(3,026)	$12,812
(1)Net periodic benefit cost for our pension and OPEB plans.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(2)Non-cash losses from foreign currency remeasurement of non-operating assets and liabilities of our non-U.S. subsidiaries where the functional currency is the U.S. dollar.
(3)Gain recognized related to the sale of assets associated with previously divested operations.
(4)Severance and non-cash costs, primarily fixed asset write-offs associated with the Mexico Facility Closure.
(5)Prior to the second quarter of 2025, when the Company established a full valuation allowance, represents expense adjustment for future payment to our sole pre-IPO stockholder for tax assets that have been utilized.

Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow and Adjusted Free Cash Flow
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Net cash used in operating activities	$(8,445)	$24,700	$(91,991)	$(60,722)
Capital expenditures	(7,847)	(6,324)	(26,856)	(20,514)
Free cash flow	(16,292)	18,376	(118,847)	(81,236)

Restructuring and other exit charges(1)	188	—	188	—
Debt modification costs(2)	—	—	—	6,001
Adjusted free cash flow	$(16,104)	$18,376	$(118,659)	$(75,235)
(1) Severance payments associated with the planned shutdown of our Monterrey, Mexico facility.
(2) Cash payments of debt modification costs related to the December 2024 debt transactions, which are recognized in interest expense on the Condensed Consolidated Statements of Operations and recognized in net cash used in operating activities on the Condensed Consolidated Statements of Cash Flows.

Reconciliation of Cost of Goods Sold to Cash Cost of Goods Sold per MT

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands; except per MT)	2026	2025	2026	2025
Cost of goods sold	$132,526	$132,041	$392,622	$372,691
Less:
Depreciation and amortization(1)	13,739	14,905	40,572	40,995
Cost of goods sold - by-products and other(2)	13,567	7,840	30,390	24,840
Cash cost of goods sold	105,220	109,296	321,660	306,856
Sales volume (in thousands of MT)	28.8	28.8	87.7	82.1
Cash cost of goods sold per MT	$3,653	$3,795	$3,668	$3,738
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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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
The outstanding foreign currency derivatives were in a pre-tax net unrealized loss position of $0.6 million as of September 30, 2026 and a pre-tax net unrealized gain position of $0.2 million as of December 31, 2025.
Sensitivity analysis. We use sensitivity analysis to quantify potential impacts that market rate changes may have on the underlying exposures as well as on the fair values of our derivatives. The sensitivity analysis for the derivatives represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction.
As of September 30, 2026, a 10% appreciation or depreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would have impacted the fair value of our foreign currency hedge portfolio by $1.6 million.
A hypothetical increase or decrease in interest rates of 100 basis points would have impacted our interest expense by $0.7 million in the third quarter of 2026.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Brazil Clause IV

Pending litigation in Brazil has been brought by employees seeking to recover additional amounts and interest thereon under certain wage increase provisions applicable in 1989 and 1990 under collective bargaining agreements to which employers in the Bahia region of Brazil were a party (including our subsidiary in Brazil). Companies in Brazil have settled claims arising out of these provisions and, in May 2015, the litigation was remanded by the Brazilian Supreme Court in favor of the employees union. After denying an interim appeal by the Bahia region employers on June 26, 2019, the Brazilian Supreme Court finally ruled in favor of the employees union on September 26, 2019. The employers union has determined not to seek annulment of such decision. Separately, on October 1, 2015, a related action was filed by current and former employees against our subsidiary in Brazil to recover amounts under such provisions, plus interest thereon, and such amounts together with interest could be material to us. If the Brazilian Supreme Court proceeding above had been determined in favor of the employers union, it would also have resolved this proceeding in our favor. In the first quarter of 2017, the lower state court initially ruled in favor of the employees. Our subsidiary in Brazil appealed, and the appeal was rejected by the labor court of appeal. Our subsidiary in Brazil filed a further appeal to the Superior Labor Court (“TST”). The 5th Panel of the TST reversed the prior decisions, holding that the Labor Union’s claim was fully time barred. The employees filed a further appeal, and, on September 12, 2022, we filed our response in opposition. On March 19, 2026, the SDI-1 at the TST granted the appeal filed by the employees to reject one of the statute of limitations defenses argued by our subsidiary in Brazil and remanded the case to the 5th Panel for further adjudication on secondary defenses. On May 8, 2026, our subsidiary in Brazil filed a motion for clarification at the SDI-1 of the TST, which was denied in September 2026. In May 2026, the Labor Union applied for provisional enforcement to quantify the compensation to be paid to employees. The proceeding is still in the early stages and no quantification has been made as of September 30, 2026. We intend to vigorously defend our position. As of September 30, 2026, we were unable to assess the potential loss associated with these proceedings as the claims do not currently specify the number of employees seeking damages or the amount of damages being sought.
Item 1A. Risk Factors
The information set forth in this Report, including, without limitation, the risk factor presented below, updates and should be read in conjunction with, the risk factors and information disclosed in Part I, Item 1A., “Risk Factors,” in our Annual Report on Form 10-K filed on February 13, 2026.
Following the Mexico Facility Closure, we expect to rely primarily on one facility in Pamplona, Spain for the manufacturing of connecting pins, a necessary component of our graphite electrodes. Our results of operations could deteriorate if this facility would become unable to provide us with the required volume of connecting pins.
We manufacture graphite connecting pins, which are used by customers to connect and fasten graphite electrodes together in a column for use in an EAF. Historically, all of our connecting pin production was performed at our Monterrey, Mexico facility, which is now undergoing a planned permanent closure. As a result, we expect to primarily rely on our Pamplona, Spain facility for this critical component. If our Pamplona, Spain facility were to become unable to provide us with connecting pins in required volumes, at suitable quality levels, or in a cost-effective manner, including during the transition of production from Monterrey, we would be required to identify and obtain replacement manufacturing sources, including third-party purchases. There is no assurance that we would be able to obtain acceptable alternative sources on a cost-effective or timely basis, or at all. An extended interruption in the supply of connecting pins would result in the loss of sales, which could have a material adverse effect on our business, financial condition or operating results. Furthermore, our ability to obtain the estimated cost savings, capital expenditure reductions, working-capital release, and other benefits from the Mexico Facility Closure may not occur on our expected timing or at all.

Table of PART II. OTHER INFORMATION (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
Item 5. Other Information
None of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended September 30, 2026.

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

3.3	Amended and Restated By-Laws of GrafTech International Ltd. (incorporated by reference to Exhibit 3.1 to GrafTech International Ltd.’s Current Report on Form 8-K filed November 14, 2023).

31.1*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Timothy K. Flanagan, Chief Executive Officer and President (Principal Executive Officer).

31.2*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Rory O’Donnell, Chief Financial Officer and Senior Vice President (Principal Financial Officer).

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy K. Flanagan, Chief Executive Officer and President (Principal Executive Officer).

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Rory O’Donnell, Chief Financial Officer and Senior Vice President (Principal Financial Officer).

101	The following financial information from GrafTech International Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).

____________________________
*    Filed herewith
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.
Date:	October 23, 2026	By:	/s/ Rory O’Donnell
Rory O’Donnell
Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)